Form 10-K/A
period 2020-12-31
Property Solutions Acquisition Corp.
filed 2021-05-27
CIK 1805521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s shares of common stock were not publicly traded. Accordingly, there was no market value for the registrant’s shares of common stock on such date.

As of March 31, 2021, there are 29,516,511 shares of common stock, par value $0.0001 per share, issued and outstanding.

PROPERTY SOLUTIONS ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-K

i

Unless otherwise stated, references in this Annual Report on Form 10-K/A to:

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

“warrants” are to our redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share; and

“we,” “us,” “our,” and “company” are to Property Solutions Acquisition Corp.

EXPLANATORY NOTE

Property Solutions Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021, or the Original Filing, to restate our financial statements as of and for the period ended December 31, 2020. We are also restating the financial statements as of July 24, 2020; and as of and for the period ended September 30, 2020 in the accompanying financial statements included in this Annual Report (collectively, the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (“IPO”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the 594,551 private warrants issued at the time of the Company’s IPO (the “Private Warrants”) are precluded from equity classification due to certain settlement provisions. As a result, the Private Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 20, 2021, the Company’s management and Audit Committee concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Private Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows from operations, or cash.

The Company has not amended its Current Report on Form 8-K filed on July 30, 2020 or its quarterly report for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the errors identified in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Annual Report Form 10-K/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

The Company is also filing a Consent of Independent Registered Public Accounting Firm as Exhibit 23.1 and currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 32.1 to this Amendment.

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

v

Risk Factors Summary

●	Our Private Warrants are accounted for as liabilities and the changes in value of our Private Warrants could have a material effect on our financial results.

●

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	We have restated our consolidated financial statements for the year as of and ended December 31, 2020, which may affect investor confidence, our stock price, our ability to raise capital in the future, our results of operations and financial condition, our ability to complete the proposed business combination with FF Intelligent Mobility Global Holdings Ltd. (“FF”), and which may result in stockholder litigation.

●	We are an early stage company and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

●	If the funds held in trust are insufficient to allow us to operate for at least 21 months following the initial public offering, we may be unable to complete a business combination.

●	A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

●	Since we have not selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

●	Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

●	Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	EarlyBirdCapital may have a conflict of interest in rendering services to us in connection with our initial business combination.

●	The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

●	In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

●	If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

●	Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●	The requirement that we complete an initial business combination within 21 months from the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination.

●	We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

●	Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

●	There may be tax consequences to our business combinations that may adversely affect us.

●	We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

●	If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

●	If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

●	If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

●	If we acquire a company servicing the real estate industry, our future operations may be subject to risks associated with this sector.

●	If we are unable to consummate a business combination, our public stockholders may be forced to wait more than 21 months before receiving distributions from the trust account.

●	We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

●	If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

●	Our directors may decide not to enforce our sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

●	If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

●	An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

●	The private warrants may be exercised at a time when the public warrants may not be exercised.

●	We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding public warrants.

●	Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

●	Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

●	If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

●	You will not be entitled to protections normally afforded to investors of blank check companies.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

●	Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

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

Risks Relating to the Restatement

Our Private Warrants are accounted for as liabilities and the changes in value of our Private Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement advises, among other things, that certain adjustments generally present in SPAC warrants preclude such warrants from being accounted for as equity. As a result of the SEC Statement, we reevaluated the accounting treatment of the Private Warrants and determined to classify the Private Warrants as liabilities measured at fair value, with changes in fair value recognized in the statement of operations in the period of change.

As a result, included on our consolidated balance sheet as of December 31, 2020 is a derivative liability related to embedded features contained within our Private Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on May 20, 2021, the Company’s management and the Audit Committee concluded that the Company’s financial statements which were included in the Original Filing should no longer be relied upon due to errors in such consolidated financial statements relating to the Company’s classification the Private Warrants as equity rather than as liabilities. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A, “Controls and Procedures” of this Amendment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our securities, subject us to regulatory investigations and penalties or stockholder litigation, and have a material adverse impact on our financial condition.

We have restated our consolidated financial statements for the year as of and ended December 31, 2020, which may affect investor confidence, our stock price, our ability to raise capital in the future, our results of operations and financial condition, our ability to complete the proposed business combination with FF Intelligent Mobility Global Holdings Ltd. (“FF”), and which may result in stockholder litigation.

This Amendment includes restated consolidated financial statements as of and for the fiscal year ended December 31, 2020. Such restatement may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, and may negatively impact the trading price of our securities, could have a material adverse effect on our business, results of operations and financial condition, may make it more difficult for us to raise capital on acceptable terms, if at all, and may adversely impact our ability to complete our proposed business combination with FF. The restatement and related material weaknesses in our internal control over financial reporting may also result in stockholder litigation.

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

The Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. We cannot assure you that our plans to consummate an initial business combination will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained in this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

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

PART II

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements; Risk Factors Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our Original Financial Statements. We are restating our historical financial results to reclassify our Private Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Private Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Private Warrants issued in connection with our IPO as liabilities at their fair value and adjust the Private Warrants to fair value at each reporting period. This warrant liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from February 11, 2020 (inception) through December 31, 2020, we had a net loss of $2,585,377, which consists of operating costs of $2,218,182, a change in the fair value of the warrant liability resulting in a loss of $475,641, and transaction costs incurred in connection with the IPO of $353, offset by interest earned on marketable securities held in the Trust Account of $99,990 and an unrealized gain on marketable securities held in our Trust Account of $8,809.

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

For the period from February 11, 2020 (inception) through December 31, 2020, cash used in operating activities was $304,885. Net loss of $2,585,377 was affected by interest earned on marketable securities held in the Trust Account of $99,990, an unrealized gain on marketable securities held in our Trust Account of $8,809, a non-cash charge for the change in the fair value of warrant liabilities of $475,641, and transaction costs incurred in connection with the IPO of $353. Changes in operating assets and liabilities, which provided $1,913,297 of cash from operating activities.

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

Warrant Liability

We account for the Private Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Private Warrants do not meet the criteria for equity treatment due to certain settlement provisions and must be recorded as liabilities. Accordingly, we classify the Private Warrants as liabilities at their fair value and adjust the Private Warrants to fair value at each reporting period. This warrant liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available are valued using a lattice model and Monte Carlo simulation.

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

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K/A, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Private Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 20, 2021, we revised our prior position on accounting for the Private Warrants and concluded that our previously issued financial statements as of and for the period ended December 31, 2020; as of July 24, 2020; and as of and for the period ended September 30, 2020, should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, or cash flows from operating activities.

Changes in Internal Control over Financial Reporting

Other than as noted below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to the restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our Consolidated Financial Statements. Management did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP of such transactions. Specifically, management did not design and maintain controls to timely identify and account for the classification of the Private Warrants as liabilities instead of components of equity.

In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART IV

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

Exhibit No.	Description of Exhibit
1.1	Underwriting Agreement between the Company and EarlyBirdCapital, Inc., as representative of the underwriters. (1)
1.2	Business Combination Marketing Agreement between the Company and EarlyBirdCapital, Inc. (1)
2.1	Agreement and Plan of Merger, Dated as of January 27, 2021, by and among the Company, PSAC Merger Sub Ltd. and FF Intelligent Mobility Global Holdings Ltd. (2)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company. (1)
10.2	Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Company’s Initial Stockholders. (1)
10.3	Registration Rights Agreement between the Company and certain security holders. (1)
10.4	Administrative Services Agreement between the Company and InterPrivate LLC. (1)
10.5.1	Subscription Agreement between the Company and Property Solutions Acquisition Sponsor, LLC. (1)
10.5.2	Subscription Agreement between the Company and EarlyBirdCapital, Inc. (1)
10.6	Form of Indemnification Agreement. (1)
10.7	Form of Subscription Agreement (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 24, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 28, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of May 2021.

PROPERTY SOLUTIONS ACQUISITION CORP.

By:	/s/ Jordan Vogel
Jordan Vogel
Co-Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jordan Vogal	Chairman, Co- Chief Executive Officer	May 26, 2021
Jordan Vogal	(Principal Executive Officer)

/s/ Aaron Feldman	Co-Chief Executive Officer, Treasurer	May 26, 2021
Aaron Feldman	(Principal Financial and Accounting Officer)

/s/ David Amsterdam	Director	May 26, 2021
David Amsterdam

/s/ Avi Savar	Director	May 26, 2021
Avi Savar

/s/ Eduardo Abush	Director	May 26, 2021
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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from February 11, 2020 (inception) through December 31, 2020 have been restated.

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

Houston, TX

March 31, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is May 26, 2021

PROPERTY SOLUTIONS ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (RESTATED)

ASSETS
Current Assets
Cash	$549,395
Prepaid expenses and other current assets	128,561
Total Current Assets	677,956
Cash and marketable securities held in Trust Account	229,884,479
TOTAL ASSETS	$230,562,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accrued expenses	$2,041,838
Warrant liability	630,224
TOTAL LIABILITIES	$2,672,062

Commitments

Common stock subject to possible redemption 22,289,037 shares at redemption value	222,890,370

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,227,474 issued and outstanding (excluding 22,289,037 shares subject to possible redemption)	723
Additional paid-in capital	7,584,657
Accumulated deficit	(2,585,377)
Total Stockholders’ Equity	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,562,435

The accompanying notes are an integral part of these financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (RESTATED)

Formation and operational costs	$2,218,182
Loss from operations	(2,218,182)

Other expense:
Change in fair value of warrants	(475,641)
Transaction costs incurred in connection with the IPO	(353)
Interest earned on marketable securities held in Trust Account	99,990
Unrealized gain on marketable securities held in Trust Account	8,809
Other expense (net):	(367,195)

Loss before provision for income taxes	(2,585,377)
Net loss	$(2,585,377)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	21,779,604

Basic and diluted net income per share, Common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,452,794

Basic and diluted net loss per share, Non-redeemable common stock	$(0.40)

The accompanying notes are an integral part of these financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (RESTATED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – February 11, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	5,750,000	575	24,425	—	25,000

Issuance of Representative Shares	200,000	20	800	—	820

Sale of 22,977,568 Units, net of underwriting discount and offering expenses	22,977,568	2,298	224,656,352	—	224,658,650

Sale of 594,551 Private Placement Units, net of warrant liability	594,551	60	5,791,220	—	5,791,280

Forfeiture of Founder Shares	(5,608)	(1)	1	—	—

Common stock subject to possible redemption	(22,289,037)	(2,229)	(222,888,141)	—	(222,890,370)

Net loss	—	—	—	(2,585,377)	(2,585,377)

Balance – December 31, 2020	7,227,474	$723	$7,584,657	$(2,585,377)	$5,000,003

The accompanying notes are an integral part of these financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (RESTATED)

Cash Flows from Operating Activities:
Net loss	$(2,585,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(99,990)
Change in fair value of warrant liability	475,641
Transaction costs incurred in connection with IPO	353
Unrealized gain on marketable securities held in Trust Account	(8,809)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(128,541)
Accrued expenses	2,041,838
Net cash used in operating activities	(304,885)
Cash Flows from Investing Activities:
Investment in Trust Account	(229,775,680)
Net cash used in investing activities	(229,775,680)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,180,170
Proceeds from sale of Private Placement Units	5,945,510
Advances from related party	75,000
Repayment of advances from related party	(75,000)
Proceeds from promissory note – related party	133,000
Repayment of promissory note – related party	(133,000)
Payment of offering costs	(495,720)
Net cash provided by financing activities	230,629,960
Net Change in Cash	549,395
Cash – Beginning of period	—
Cash – End of period	$549,395

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$219,345,620

Change in value of common stock subject to possible redemption	$3,544,750

Offering costs paid directly by Sponsor from proceeds from issuance of common stock	$25,000

Issuance of Representative Shares	$820
Forfeiture of Founder Shares	$(1)

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

The Company has one subsidiary, PSAC Merger Sub, Ltd., a wholly-owned subsidiary of the Company an exempted company with limited liability incorporated under the laws of the Cayman Islands on January 27, 2021. (“Merger Sub”) (see Note 12).

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from February 11, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of FF Intelligent Mobility Global Holdings Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands (“FF”) (see Note 12). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on July 21, 2020. On July 24, 2020, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 535,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to Property Solutions Acquisition Sponsor, LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $5,350,000, which is described in Note 5.

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

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 6), Representative Shares (as defined in Note 8), Private Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Initial transaction or don’t vote at all.

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

On February 28, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $500,000 (See Note 11).

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

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Private Placement Warrants (as defined in Note 5) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Private Placement Warrants includes a provision that provides for potential changes to the settlement amounts of the Private Placement Warrants which are dependent upon the characteristics of the holder of the warrant.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company should have classified the Private Placement Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Private Placement Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on July 24, 2020, September 30, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Private Placement Warrants as a component of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses or cash.

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of:
July 24, 2020 (audited)
Warrant liability	$-	$154,583	$154,583
Total Liabilities	-	154,583	154,583
Common Stock Subject to Possible Redemption	225,628,970	(154,583)	225,474,387
Common Stock	696	1	697
Additional Paid-in Capital	5,000,314	352	5,000,666
Accumulated deficit	(1,000)	(353)	(1,353)
Total Shareholders’ Equity	5,000,010	-	5,000,010

Number of shares subject to redemptions	22,562,897	(15,458)	22,547,439

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As Previously Reported	Adjustments	As Restated
September 30, 2020 (unaudited)
Warrant liability	$-	$219,984	$219,984
Total Liabilities	51,267	219,984	271,251
Common Stock Subject to Possible Redemption	225,527,000	(219,984)	225,307,016
Common Stock	696	2	698
Additional Paid-in Capital	5,102,284	65,752	5,168,036
Accumulated deficit	(102,977)	(65,754)	(168,731)
Total Shareholders’ Equity	5,000,003	-	5,000,003

Number of shares subject to redemptions	22,552,700	(21,998)	22,530,702

December 31, 2020 (audited)
Warrant liability	$-	$630,224	$630,224
Total Liabilities	2,041,838	630,224	2,672,062
Common Stock Subject to Possible Redemption	223,520,590	(630,220)	222,890,370
Common Stock	716	7	723
Additional Paid-in Capital	7,108,674	475,983	7,584,657
Accumulated deficit	(2,109,383)	(475,994)	(2,585,377)
Total Shareholders’ Equity	5,000,007	(4)	5,000,003

Number of shares subject to redemptions	22,352,059	(63,022)	22,289,037

Statement of Operations for the:
Three Months Ended September 30, 2020 (unaudited)
Net loss	$(101,977)	$(65,754)	$(167,731)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	22,552,700	-	22,552,700
Basic and diluted net income per share, Common stock subject to possible redemption	-	-	-
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,496,149	-	6,496,149
Basic and diluted net loss per share, Non-redeemable common stock	(0.02)	(0.01)	(0.03)

Period from February 11, 2020 (inception) to September 30, 2020 (unaudited)
Allocation of initial public offering costs	$-	$(353)	$(353)
Change in fair value of warrant liability	-	(65,401)	(65,401)
Net loss	(102,977)	(65,754)	(168,731)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	-	22,552,700	22,552,700
Basic and diluted net income per share, Common stock subject to possible redemption	-	-	-
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,713,990	-	5,713,990
Basic and diluted net loss per share, Non-redeemable common stock	(0.02)	(0.01)	$(0.03)

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As Previously Reported	Adjustments	As Restated
Period from February 11, 2020 (inception) to December 31, 2020 (audited)
Allocation of initial public offering costs	$-	$(353)	$(353)
Change in fair value of warrant liability	-	(475,641)	(475,641)
Net loss	(2,109,383)	(475,994)	(2,585,377)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	22,557,034	(777,430)	21,779,604
Basic and diluted net income per share, Common stock subject to possible redemption	-	-	-
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,068,878	383,916	6,452,794
Basic and diluted net loss per share, Non-redeemable common stock	(0.35)	(0.05)	(0.40)

Statement of Changes in Stockholder’s Equity for the:
Three Months Ended September 30, 2020 (unaudited)
Sale of 594,551 Private Units	$5,945,510	$(154,230)	$5,791,280
Common stock subject to possible redemption	(225,527,000)	219,990	(225,307,010)
Net loss	(101,977)	(65,754)	(167,731)

Period from February 11, 2020 (inception) to September 30, 2020 (unaudited)
Sale of 594,551 Private Units	$5,945,510	$(154,230)	$5,791,280
Common stock subject to possible redemption	(225,527,000)	219,990	(225,307,010)
Net loss	(102,977)	(65,754)	(168,731)

Period from February 11, 2020 (inception) to December 31, 2020 (audited)
Sale of 594,551 Private Units	$5,945,510	$(154,230)	$5,791,280
Common stock subject to possible redemption	(223,520,590)	630,220	(222,890,370)
Net loss	(2,109,383)	(475,994)	(2,585,377)

Statement of Cash Flows for the:
Period from February 11, 2020 (inception) to September 30, 2020 (unaudited)
Net loss	$(102,977)	$(65,754)	$(168,731)
Change in fair value of warrant liability	-	65,401	65,401
Transaction costs incurred in connection with IPO	-	353	353

Period from February 11, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(2,109,383)	$(475,994)	$(2,585,377)
Change in fair value of warrant liability	-	475,641	475,641
Transaction costs incurred in connection with IPO	-	353	353

The restatement to the previously issued financial statements did not have any impact on the cashflows from operating, investing, or financing activities on the Statement of Cash Flows for the periods from February 11, 2020 (inception) to September 30, 2020 or from February 11, 2020 (inception) to December 31, 2020.

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Warrant Liability

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This warrant liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available are valued using a lattice model and Monte Carlo simulation.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from February 11, 2020 (Inception) Through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$97,270
Unrealized gain on marketable securities held in Trust Account	8,569
Less: interest available to be withdrawn for payment of taxes	(105,839)
Less: interest available to be withdrawn for working capital	—
Net income allocable to Common stock subject to possible redemption	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	21,779,604
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(2,585,377)
Less: Net income allocable to Common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(2,585,377)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,452,794
Basic and diluted net loss per share, Non-redeemable common stock	$(0.40)

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units, at $10.00 per Unit. On July 31, 2020, in connection with the underwriters’ partial exercise of their over-allotment option, the Company sold an additional 2,977,568 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital purchased an aggregate of 535,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $5,350,000. On July 31, 2020, in connection with the underwriters’ partial exercise of their over-allotment option, the Company sold an additional 59,551 Private Units at a price of $10.00 per Private Unit. The Sponsor purchased 483,420 Private Units and EarlyBirdCapital purchased 111,131 Private Units. Each Private Unit consists of one share of common stock (“Private Share”) and one warrant (“Private Warrant”). Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 8). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 6. RELATED PARTY TRANSACTIONS

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

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY (RESTATED)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020, there were 7,227,474 shares of common stock issued and outstanding, excluding 22,289,037 shares of common stock subject to possible redemption.

NOTE 9. WARRANTS

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

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 10. INCOME TAX (RESTATED)

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets (liabilities)
Net operating loss carryforward	$129,221
Startup and organizational expenses	436,047
Unrealized gain on marketable securities	(22,848)
Total deferred tax assets	542,420
Valuation Allowance	(542,420)
Deferred tax assets, net valuation allowance	$—

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The income tax provision consists of the following:

For the period from February 11, 2020 (inception) through December 31, 2020
Federal
Current	$—
Deferred	(542,420)

State and Local
Current	—
Deferred	—

Change in valuation allowance	542,420

Income tax provision	$—

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

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 11. FAIR VALUE MEASUREMENTS (RESTATED)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$229,884,479
Liabilities:
Warrant Liability – Private Placement Warrants	3	$630,224

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Placement Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing.

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The key inputs into the binomial lattice simulation model for the Private Placement Warrants were as follows at initial measurement, September 30, 2020, and December 31, 2020:

Input	July 24, 2020 (Initial Measurement)	September 30, 2020	December 31, 2020
Risk-free interest rate	0.34%	0.34%	0.34%
Trading days per year	252	252	252
Expected volatility	27.0%	27.0%	27.0%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$10.00	$10.00	$10.00

The following table presents the changes in the fair value of the Private Placement Warrants:

Warrant Liability
Fair value as of February 11, 2020 (inception)	$—
Initial measurement on July 24, 2020	154,583
Change in valuation inputs or other assumptions	475,641
Fair value as of December 31, 2020	$630,224

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 12. SUBSEQUENT EVENTS

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

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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