Form 10-Q
period 2021-03-31
Property Solutions Acquisition Corp.
filed 2021-05-28
CIK 1805521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of March 31, 2021 there were 29,516,511 shares of common stock, $0.0001 par value, issued and outstanding.

PROPERTY SOLUTIONS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of March 31, 2021 and December 31, 2020	1

	Condensed Statements of Operations for the three months ended March 31, 2021 and for the period from February 11, 2020 (inception) through March 31, 2020	2

	Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and for the period from February 11, 2020 (inception) through March 31, 2020	3

	Condensed Statement of Cash Flows for the three months ended March 31, 2021 and for the period from February 11, 2020 (inception) through March 31, 2020	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PROPERTY SOLUTIONS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$219,674	$549,395
Prepaid expenses and other current assets	158,354	128,561
Total Current Assets	378,028	677,956

Cash and marketable securities held in Trust Account	229,780,529	229,884,479
TOTAL ASSETS	$230,158,557	$230,562,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,991,846	$2,041,838
Promissory note – related party	500,000	—
Total Current Liabilities	2,491,846	2,041,838

Warrant liability	1,593,397	630,224
Total Liabilities	4,085,243	2,672,062

Commitments

Common stock subject to possible redemption, 22,103,036 and 22,289,037 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	221,073,310	222,890,370

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,413,475 and 7,227,474 shares issued and outstanding (excluding 22,103,036 and 22,289,037 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	741	723
Additional paid-in capital	9,401,699	7,584,657
Accumulated deficit	(4,402,436)	(2,585,377)
Total Stockholders’ Equity	5,000,004	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,158,557	$230,562,435

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2021	For the Period from February 11, 2020 (Inception) Through March 31, 2020
Operating and formation costs	$884,599	$1,000
Loss from operations	(884,599)	(1,000)

Other expense:
Change in fair value of warrant liability	(963,173)	—
Interest earned on marketable securities held in Trust Account	30,713	—
Other expense, net	(932,460)	—

Loss before provision for income taxes	(1,817,059)	(1,000)
Net loss	$(1,817,059)	$(1,000)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	22,289,037	—

Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00	$—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,227,474	5,200,000

Basic and diluted net loss per share, Non-redeemable common stock	$(0.25)	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	7,227,474	$723	$7,584,657	$(2,585,377)	$5,000,003

Change in value of common stock subject to possible redemption	186,001	18	1,817,042	—	1,817,060

Net loss	—	—	—	(1,817,059)	(1,817,059)

Balance – March 31, 2021	7,413,475	$741	$9,401,699	$(4,402,436)	$5,000,004

FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH MARCH 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – February 11, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor (1)	5,750,000	575	24,425	—	25,000

Issuance of Representative Shares	200,000	20	800	—	820

Net loss	—	—	—	(1,000)	(1,000)

Balance – March 31, 2020	5,950,000	$595	$25,225	$(1,000)	$24,820

(1)	Includes 750,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2021	For the Period from February 11, 2020 (Inception) Through March 31, 2020
Cash Flows from Operating Activities:
Net loss	$(1,817,059)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	963,173	—
Interest earned on marketable securities held in Trust Account	(30,713)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,793)	—
Accounts payable and accrued expenses	(49,992)	1,000
Net cash used in operating activities	(964,384)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	134,663	—
Net cash provided by investing activities	134,663	—

Cash Flows from Financing Activities:
Proceeds from promissory note—related party	500,000	125,000
Payment of offering costs	—	(5,000)
Net cash provided by financing activities	500,000	120,000

Net Change in Cash	(329,721)	120,000
Cash – Beginning	549,395	—
Cash – Ending	$219,674	$120,000

Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$(1,817,060)	$—
Offering costs paid directly by Sponsor from proceeds from issuance of common stock	$—	$25,000
Issuance of Representative Shares	$—	$820
Offering costs included in accrued offering costs	$—	$2,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The Company has one subsidiary, PSAC Merger Sub, Ltd., a wholly-owned subsidiary of the Company an exempted company with limited liability incorporated under the laws of the Cayman Islands on January 27, 2021 (“Merger Sub”).

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 11, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of FF Intelligent Mobility Global Holdings Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands (“FF”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Liquidity and Going Concern

As of March 31, 2021, the Company had $219,674 in its operating bank accounts, $229,780,529 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $2,153,618, which excludes $39,800 of franchise taxes payable. As of March 31, 2021, $30,713 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

On February 28, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $500,000.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as filed with the SEC on May 26, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains or losses, if any, recognized through the statement of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company determined that the Private Placement Warrants should be treated as a derivative liability under ASC 815 due to certain settlement provisions that depend on the holder of the warrant. The fair value of the warrants was estimated using a binomial lattice simulation model (see Note 9).

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Net Income (Loss) per Common Share

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

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2021	For the Period from February 11, 2020 (Inception) Through March 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$30,713	$—
Less: interest available to be withdrawn for payment of taxes	(30,713)	—
Net income allocable to Common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	22,289,037	—
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net Loss	$(1,817,059)	$(1,000)
Less: Net income allocable to Common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(1,817,059)	$(1,000)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,227,474	5,200,000
Basic and diluted net loss per share, Non-redeemable common stock	$(0.25)	$0.00

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

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units, at $10.00 per Unit. On July 31, 2020, in connection with the underwriters’ partial exercise of their over-allotment option, the Company sold an additional 2,977,568 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on the July 21, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Company’s executive officers a total of $10,000 per month for office space and related services. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services. For the period from February 11, 2020 (inception) through March 31, 2020, the Company did not incur fees for these services.

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

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Merger Agreement

On January 27, 2021, the Company entered into an Agreement and Plan of Merger by and among the Company, Merger Sub and FF. FF is a global mobility technology company that designs and engineers next-generation smart electric connected vehicles. The Agreement and Plan of Merger was amended on February 25, 2021 (the “First Amendment”) and May 3, 2021 (the “Second Amendment”), collectively the “Merger Agreement.”

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

Under the Merger Agreement, the outstanding FF shares and the outstanding FF converting debt will be converted into a number of shares of new Class A common stock of the Company following the Transactions and, for FF Top Holdings Ltd. (“FF Top”), shares of new Class B common stock of the Company (“New FF common stock”) following the Transactions based on an exchange ratio (the “Exchange Ratio”), the numerator of which is equal to (i)(A) the number of shares of the Company common stock equal to $2,716,000,000 (plus net cash of FF, less debt of FF, plus debt of FF that will be converted into shares of the Company common stock, plus any additional bridge loan in an amount not to exceed $140 ,000,000), (B) divided by $10, minus (ii) an additional 25,000,000 shares which may be issuable to FF stockholders as additional consideration upon certain price thresholds, and the denominator of which is equal to the number of outstanding shares of FF, including shares issuable upon exercise of vested FF options and vested FF warrants (in each case assuming cashless exercise) and upon conversion of outstanding convertible notes.

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 7,413,475 and 7,227,474 shares of common stock issued and outstanding, excluding 22,103,036 and 22,289,037 shares of common stock subject to possible redemption, respectively.

NOTE 8. WARRANTS

Warrants — As of March 31, 2021 and December 31, 2020, there were 22,977,568 Public Warrants outstanding. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

At March 31, 2021, there were 594,551 Private Placement Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

PROPERTY SOLUTIONS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$229,780,529	$229,884,479

Liabilities:
Warrant Liability – Private Placement Warrants	3	1,593,397	630,224

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

The key inputs into the binomial lattice simulation model for the Private Placement Warrants were as follows at March 31, 2021 and December 31, 2020:

Input	March 31, 2021	December 31, 2020
Risk-free interest rate	0.82%	0.35%
Trading days per year	252	252
Expected volatility	21.8%	17.4%
Exercise price	$11.50	$11.50
Stock Price	$12.06	$10.00

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
Fair value as of January 1, 2021	$630,224
Change in valuation inputs or other assumptions	963,173
Fair value as of March 31, 2021	$1,593,397

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, aside from those already disclosed in the notes.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Restatement

As previously disclosed in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed on May 26, 2021, we restated the Company’s previously issued financial statements (“Restatement”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) gives effect to the Restatement. The Company has restated its historical financial results to reclassify its Private Warrants as derivative liabilities pursuant to ASC 815-40 rather than as components of equity as the Company previously treated the Private Warrants. The impact of the Restatement is reflected in the MD&A below.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 11, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $1,817,059, which consists of operating costs of $884,599, changes in fair value of warrant liability of $963,173, offset by interest income on marketable securities held in the Trust Account of $30,713.

For the period from February 11, 2020 (inception) through March 31, 2020, we had a net loss of $1,000, which consists of operating costs.

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

For the three months ended March 31, 2021, cash used in operating activities was $964,384. Net loss of $1,817,059 was affected by interest earned on marketable securities held in the Trust Account of $30,713 and changes in fair value of warrant liability of $963,173. Changes in operating assets and liabilities, which used $79,785 of cash from operating activities.

For the period from February 11, 2020 (inception) through March 31, 2020, there were no cash used in operating activities.

As of March 31, 2021, we had cash and marketable securities held in the trust account of $229,780,529. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended March 31, 2021, we have withdrawn $134,663 of interest earned on the Trust Account for the payment of franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $219,674 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Warrant Liability

We account for the Private Warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Private Warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This warrant liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, solely due to the events that led to the Company’s restatement of its December 31, 2020 annual financial statements to reclassify the Company’s Private Warrants as described in the Restatement section.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on May 26, 2021. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC.

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

PROPERTY SOLUTIONS ACQUISITION CORP.

Date: May 28, 2021	By:	/s/ Jordan Vogel
	Name:	Jordan Vogel
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Aaron Feldman
	Name:	Aaron Feldman
	Title:	Co-Chief Executive Officer
(Principal Accounting and Financial Officer)