Form 10-Q
period 2021-06-30
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2021-08-13
CIK 1805521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 001-39395

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(Exact name of registrant as specified in its charter)

Delaware	001-39395	84-4720320
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

18455 S. Figueroa Street Gardena, CA	90248
(Address of principal executive offices)	(Zip Code)

(424) 276-7616
(Registrant’s telephone number, including area code)

PROPERTY SOLUTIONS ACQUISITION CORP.
654 Madison Avenue, Suite 1009
New York, New York 10065
(646) 502-9845

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FFIE	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	FFIEW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

As of August 13, 2021 there were 29,516,511 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

On July 21, 2021 (the “Closing Date”), subsequent to the fiscal quarter ended June 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, Faraday Future Intelligent Electric Inc. (f/k/a Property Solutions Acquisition Corp. (“PSAC”)), a Delaware corporation (the “Company”), consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of January 27, 2021 (as amended, the “Merger Agreement”), by and among the Company, PSAC Merger Sub Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands and wholly-owned subsidiary of the Company (“Merger Sub”), and FF Intelligent Mobility Global Holdings Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands (“FF”), as amended by the First Amendment to Agreement and Plan of Merger, dated as of February 25, 2021 (the “First Amendment to Merger Agreement”), the Second Amendment to Agreement and Plan of Merger, dated as of May 3, 2021 (“Second Amendment to Merger Agreement”) the Third Amendment to Agreement and Plan of Merger dated as of June 14, 2021 (“Third Amendment to Merger Agreement”) and the Fourth Amendment to Agreement and Plan of Merger dated as of July 12, 2021 (“Fourth Amendment to Merger Agreement”) by and among the Company, Merger Sub, and FF.

Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into FF, with FF surviving the merger as a wholly owned subsidiary of the Company (the “Business Combination”). Upon the consummation of the Business Combination (the “Closing”), the registrant changed its name from “Property Solutions Acquisition Corp.” to “Faraday Future Intelligent Electric Inc.”

Unless stated otherwise, this report contains information about Forum before the Business Combination. This Report covers a period prior to the closing of the Business Combination. As a result, references in this report to “we,” “us,” “our,” or the “Company” refer to the registrant prior to the closing of the Business Combination, unless the context requires otherwise.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$17,873	$549,395
Prepaid expenses and other current assets	107,034	128,561
Total Current Assets	124,907	677,956

Cash and marketable securities held in Trust Account	229,788,742	229,884,479
TOTAL ASSETS	$229,913,649	$230,562,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,981,461	$2,041,838
Promissory note – related party	500,000	—
Total Current Liabilities	2,481,461	2,041,838

Convertible note – related party	480,400	—
Warrant liability	6,605,462	630,224
Total Liabilities	9,567,323	2,672,062

Commitments

Common stock subject to possible redemption, 22,977,568 and 22,289,037 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	229,775,680	222,890,370

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 6,538,943 and 7,227,474 shares issued and outstanding (excluding 22,977,568 and 22,289,037 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	654	723
Additional paid-in capital	5,816,446	7,584,657
Accumulated deficit	(15,246,454)	(2,585,377)
Total Stockholders’ Deficit (Equity)	(9,429,354)	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$229,913,649	$230,562,435

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 11, 2020 (Inception) through June 30,
	2021	2020	2021	2020

Operating and formation costs	$442,736	$—	$1,327,335	$1,000
Loss from operations	(442,736)	—	(1,327,335)	(1,000)

Other expense:
Interest earned on marketable securities held in Trust Account	8,213	—	38,926	—
Change in fair value of convertible note	(280,400)	—	(280,400)	—
Change in fair value of warrant liability	(5,012,065)	—	(5,975,238)	—
Other expense, net	(5,284,252)	—	(6,216,712)	—

Loss before income taxes	(5,726,988)	—	(7,544,047)	(1,000)
Benefit (provision) for income taxes	—	—		—
Net loss	$(5,726,988)	$—	$(7,544,047)	$(1,000)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	22,103,036	—	22,195,523	—

Basic and diluted net loss per share, Common stock subject to possible redemption	$—	$—	$—	$—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,413,475	5,200,000	7,320,988	5,200,000

Basic and diluted net loss per share, Non-redeemable common stock	$(0.77)	$—	$(1.03)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	7,227,474	$723	$7,584,657	$(2,585,377)	$5,000,003

Change in value of common stock subject to possible redemption	186,001	18	1,817,042	—	1,817,060

Net loss	—	—	—	(1,817,059)	(1,817,059)

Balance – March 31, 2021	7,413,475	$741	$9,401,699	$(4,402,436)	$5,000,004

Change in value of common stock subject to possible redemption	(874,532)	(87)	(3,585,253)	(5,117,030)	(8,702,370)

Net loss	—	—	—	(5,726,988)	(5,726,988)

Balance – June 30, 2021	6,538,943	$654	$5,816,446	$(15,246,454)	$(9,429,354)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND FOR THE PERIOD FROM FEBRUARY 11, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – February 11, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor (1)	5,950,000	595	25,225	—	25,820

Net loss	—	—	—	(1,000)	(1,000)

Balance – March 31, 2020	5,950,000	$595	$25,225	$(1,000)	$24,820

Net loss	—	—	—	—	—

Balance – June 30, 2020	5,950,000	$595	$25,225	$(1,000)	$24,820

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2021	For the Period from February 11, 2020 (Inception) Through June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(7,544,047)	$—
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	5,975,238	—
Change in fair value of convertible note	280,400	—
Interest earned on marketable securities held in Trust Account	(38,926)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	21,527	—
Accounts payable and accrued expenses	(60,377)	—
Net cash used in operating activities	(1,366,185)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	134,663	—
Net cash provided by investing activities	134,663	—

Cash Flows from Financing Activities:
Proceeds from promissory note—related party	500,000	—
Proceeds from convertible promissory note - related party	200,000	—
Net cash provided by financing activities	700,000	—

Net Change in Cash	(531,522)	—
Cash – Beginning	549,395	—
Cash – Ending	$17,873	$—

Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$6,885,310	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Faraday Future Intelligent Electric Inc., formally known as Property Solutions Acquisition Corp. (the “Company”) was incorporated in Delaware on February 11, 2020. The Company was a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

Business Combination

On July 21, 2021 (the “Closing Date”), Faraday Future Intelligent Electric Inc. (f/k/a Property Solutions Acquisition Corp. (“PSAC”)), a Delaware corporation (the “Company”), consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of January 27, 2021 (as amended, the “Merger Agreement”), by and among the Company, PSAC Merger Sub Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands and wholly-owned subsidiary of the Company (“Merger Sub”), and FF Intelligent Mobility Global Holdings Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands (“FF”), as amended by the First Amendment to Agreement and Plan of Merger, dated as of February 25, 2021 (the “First Amendment to Merger Agreement”), the Second Amendment to Agreement and Plan of Merger, dated as of May 3, 2021 (“Second Amendment to Merger Agreement”) the Third Amendment to Agreement and Plan of Merger dated as of June 14, 2021 (“Third Amendment to Merger Agreement”) and the Fourth Amendment to Agreement and Plan of Merger dated as of July 12, 2021 (“Fourth Amendment to Merger Agreement”) by and among the Company, Merger Sub, and FF.

Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into FF, with FF surviving the merger as a wholly owned subsidiary of the Company (the “Business Combination”). Upon the consummation of the Business Combination (the “Closing”), the registrant changed its name from “Property Solutions Acquisition Corp.” to “Faraday Future Intelligent Electric Inc.”

At the effective time of the Business Combination on July 21, 2021 (the “Effective Time”):

●	each outstanding FF share (or indicative FF share, with respect to such outstanding FF converting debt and such other outstanding liabilities of FF) converted into a number of shares of new Class A common stock (or, in the case of FF Top (as defined below), shares of new Class B common stock) of the Company following the Business Combination equal to an exchange ratio (the “Exchange Ratio”) of 0.14130; and

●	each FF option or FF warrant that is outstanding immediately prior to the closing of the Business Combination (and by its terms will not terminate upon the closing of the Business Combination) remained outstanding and converted into the right to purchase a number of shares of Company Class A common stock equal to the number of FF ordinary shares subject to such option or warrant multiplied by the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such option or warrant divided by the Exchange Ratio, with the aggregate amount of shares of Class A common stock issuable upon exercise of such options and warrants to be 44,880,595.

The Company’s stockholders approved the Business Combination at a special meeting of the stockholders held on July 20, 2021 (the “Special Meeting”). The parties to the Merger Agreement consummated the Business Combination on July 21, 2021.

At the Effective Time, pursuant to the terms of the Merger Agreement, the outstanding FF shares (other than the outstanding FF shares held by FF Top Holding LLC (f/k/a FF Top Holding Ltd.) (“FF Top”)), the outstanding FF converting debt and certain other outstanding liabilities of FF were converted into 153,954,009 shares of new Class A common stock of the Company following the Business Combination and, for FF Top, 64,000,588 shares of new Class B common stock of the Company were issued following the Business Combination. As of the Effective Time, holders of FF options and holders of FF warrants continued to hold such options or warrants, as applicable, but the aggregate amount of shares of Class A common stock issuable upon exercise of such options and warrants became 44,880,595.

Holders of 20,600 shares of PSAC common stock properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from PSAC's initial public offering, calculated as of two business days prior to the consummation of the business combination, which was approximately $10.00 per share, or $0.2 million in the aggregate. At the Effective Time, each non-redeemed outstanding share of PSAC common stock was converted into one share of Class A common stock.

Following the Business Combination, the Company will continue to have outstanding 23,652,119 warrants, consisting of (i) approximately 22,977,568 public warrants (the “Public Warrants”) listed on the Nasdaq Stock Market (the “Nasdaq”) and (ii) 674,551 private warrants (the “Private Warrants” and, collectively with the Public Warrants, the “Warrants”), each exercisable for one share of Company Class A common stock at a price of $11.50 per share.

In connection with the Business Combination, the Company entered into Subscription Agreements on January 27, 2021 (collectively and as amended, the “Subscription Agreements”) with certain accredited investors or qualified institutional buyers (collectively, the “Subscription Investors”). Pursuant to the Subscription Agreements, the Subscription Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such Subscription Investors, an aggregate of 76,140,000 shares of PSAC common stock for a purchase price of $10.00 per share, or an aggregate of $761.4 million in gross cash proceeds (the “Private Placement”). Pursuant to the Subscription Agreements, the Company gave certain registration rights to the Subscription Investors with respect to the shares issued and sold in the Private Placement. The closing of the Private Placement occurred immediately prior to the Closing.

Business Prior to the Business Combination

Prior to the Business Combination, the Company had one subsidiary, PSAC Merger Sub, Ltd., a wholly-owned subsidiary of the Company an exempted company with limited liability incorporated under the laws of the Cayman Islands on January 27, 2021 (“Merger Sub”).

All activity through June 30, 2021 related to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for an initial business combination and consummating the acquisition of Faraday Future Intelligent Electric Inc.

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Liquidity and Going Concern

As of June 30, 2021, the Company had $17,873 in its operating bank accounts, $229,788,742 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $2,276,754, which excludes $79,800 of franchise taxes payable. As of June 30, 2021, $13,062 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

On February 28, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $500,000.

On June 7, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $200,000.

On July 21, 2021, pursuant to the Subscription Agreements, the Subscription Investors purchased, and the Company agreed to sell to such Subscription Investors, an aggregate of 76,140,000 shares of PSAC common stock for a purchase price of $10.00 per share, or an aggregate of $761.4 million in gross cash proceeds (the “Private Placement”). The closing of the Private Placement occurred immediately prior to the Closing.

The Company may be required to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through twelve months of the issuance of this report. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as filed with the SEC on May 26, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury securities. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains or losses, if any, recognized through the statement of operations.

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

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,	For the period from February 11, 2020 (inception) through June 30,
	2021	2020	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account
Less: interest available to be withdrawn for payment of taxes	$7,694	$—	$36,466	$—
Company's portion available to pay taxes	(7,694)	—	(36,466)	—
Net income allocable to Common stock subject to possible redemption	$—	$—	$—	$—

Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	22,103,036	—	22,195,523	—
Basic and diluted net income per share, Common stock subject to possible redemption	$(0.00)	$—	$(0.00)	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net Loss	$(5,726,988)	$—	$(7,544,047)	$(1,000)
Non-Redeemable Net Loss	$(5,726,988)	$—	$(7,544,047)	$(1,000)

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,413,475	5,200,000	7,320,988	5,200,000
Basic and diluted net loss per share, Non-redeemable common stock	$(0.77)	$—	$(1.03)	$—

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

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Promissory Note — Related Party

On February 14, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020, (ii) the consummation of the Initial Public Offering or (ii) the date on which the Company determines not to proceed with the Initial Public Offering. The outstanding balance under the Promissory Note of $133,000 was repaid upon the consummation of the Initial Public Offering on July 24, 2020. As of June 30, 2021, there was $500,000, outstanding under the Promissory Note, which is currently due on demand.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on the July 21, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Company’s executive officers a total of $10,000 per month for office space and related services. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

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

On February 28, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $500,000 (the “Note”). The Note is non-interest bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $500,000 of the Note may be converted into Class A common stock at a price of $10.00 per common stock at the option of the Sponsor. As of the date of these financial statements, there is a $500,000 balance outstanding under the Note.

On June 7, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $200,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $200,000 of the Note may be converted into units, with each unit consisting of one share of Class A common stock and one Private Placement warrant at a price of $10.00 per unit at the option of the Sponsor. As of the date of these financial statements, there is a $200,000 balance outstanding under the Note. As of June 30, 2021, the aggregate fair market value of the Convertible Note was $480,400 (see Note 9).

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On the Closing Date, in connection with the consummation of the Business Combination, the Company entered into that certain Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with PSAC, the Sponsor, EarlyBirdCapital, Inc., and certain FF shareholders (collectively, with each other person who has executed and delivered a joinder thereto, the “RRA Parties”), pursuant to which the RRA Parties are entitled to certain registration rights in respect of the registrable securities under the Registration Rights Agreement. The material terms of the Registration Rights Agreement are described in the section of the Proxy Statement entitled “Certain Agreements Related to the Business Combination—Registration Rights Agreement,” which is incorporated herein by reference.

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

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 6,538,943 and 7,227,474 shares of common stock issued and outstanding, excluding 22,977,568 and 22,289,037 shares of common stock subject to possible redemption, respectively.

NOTE 8. WARRANTS

Warrants — As of June 30, 2021 and December 31, 2020, there were 22,977,568 Public Warrants outstanding. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

At June 30, 2021, there were 594,551 Private Placement Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$229,788,742	$229,884,479

Liabilities:
Warrant Liability – Private Placement Warrants	3	$6,605,462	$630,224
Convertible Promissory Notes – Related Party	3	480,400	—

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

The key inputs into the binomial lattice simulation model for the Private Placement Warrants were as follows at June 30, 2021 and December 31, 2020:

Input	June 30, 2021	December 31, 2020
Risk-free interest rate	0.83%	0.35%
Trading days per year	252	252
Expected volatility	87.6%	17.4%
Exercise price	$11.50	$11.50
Stock Price	$15.58	$10.00

There were no transfers between Levels 1, 2 or 3 during the three months ended June 30, 2021.

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
Fair value as of January 1, 2021	$630,224
Change in valuation inputs or other assumptions	5,975,238
Fair value as of June 30, 2021	$6,605,462

The Company elected the fair value option for the Convertible Promissory Notes. The fair value of the Convertible Promissory Notes was determined using a binomial lattice simulation model, which is considered to be a Level 3 fair value measurement.

The estimated fair value of the Convertible Promissory Notes was based on the following significant inputs:

June 30, 2021
Risk-free interest rate	$0.83%
Trading days per year	$252
Expected volatility	87.6%
Exercise price	$11.50
Stock Price	$15.58
Probability of transaction	90.0%

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended June 30, 2021.

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

(f/k/a PROPERTY SOLUTIONS ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Notes:

Convertible Promissory Note
Fair value as of January 1, 2021	$—
Proceeds received through Convertible Promissory Note	200,000
Change in valuation inputs or other assumptions	280,400
Fair value as of June 30, 2021	$480,400

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, aside from those already disclosed in the notes. See Note 1 for discussion of the closing of the Business Combination and related transactions.

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

On June 7, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $200,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Note; however, no proceeds from the Trust Account may be used for such repayment. Up to $200,000 of the Note may be converted into units, with each unit consisting of one share of Class A common stock and one Private Placement warrant at a price of $10.00 per unit at the option of the Sponsor. As of the date of these financial statements, there is a $200,000 balance outstanding under the Note. As of June 30, 2021, the aggregate fair market value of the Convertible Note was $480,400.

On July 21, 2021 (the “Closing Date”), Faraday Future Intelligent Electric Inc. (f/k/a Property Solutions Acquisition Corp. (“PSAC”)), a Delaware corporation (the “Company”), consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of January 27, 2021 (as amended, the “Merger Agreement”), by and among the Company, PSAC Merger Sub Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands and wholly-owned subsidiary of the Company (“Merger Sub”), and FF Intelligent Mobility Global Holdings Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands (“FF”), as amended by the First Amendment to Agreement and Plan of Merger, dated as of February 25, 2021 (the “First Amendment to Merger Agreement”), the Second Amendment to Agreement and Plan of Merger, dated as of May 3, 2021 (“Second Amendment to Merger Agreement”) the Third Amendment to Agreement and Plan of Merger dated as of June 14, 2021 (“Third Amendment to Merger Agreement”) and the Fourth Amendment to Agreement and Plan of Merger dated as of July 12, 2021 (“Fourth Amendment to Merger Agreement”) by and among the Company, Merger Sub, and FF. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into FF, with FF surviving the merger as a wholly owned subsidiary of the Company (the “Business Combination”). Upon the consummation of the Business Combination (the “Closing”), the registrant changed its name from “Property Solutions Acquisition Corp.” to “Faraday Future Intelligent Electric Inc.”

The Company’s stockholders approved the Business Combination at a special meeting of the stockholders held on July 20, 2021 (the “Special Meeting”). The parties to the Merger Agreement consummated the Business Combination on July 21, 2021.

Pursuant to the terms of the Merger Agreement, the outstanding FF shares (other than the outstanding FF shares held by FF Top Holding LLC (f/k/a FF Top Holding Ltd.) (“FF Top”)), the outstanding FF converting debt and certain other outstanding liabilities of FF were converted into 153,954,009 shares of new Class A common stock of the Company following the Business Combination and, for FF Top, 64,000,588 shares of new Class B common stock of the Company following the Business Combination.

Holders of 20,600 shares of PSAC common stock properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from PSAC's initial public offering, calculated as of two business days prior to the consummation of the business combination, which was approximately $10.00 per share, or $0.2 million in the aggregate. At Closing, each non-redeemed outstanding share of PSAC common stock was converted into one share of Class A common stock.

Following the Business Combination, the Company will continue to have outstanding 23,652,119 warrants, consisting of (i) approximately 22,977,568 public warrants (the “Public Warrants”) listed on the Nasdaq Stock Market (the “Nasdaq”) and (ii) 674,551 private warrants (the “Private Warrants” and, collectively with the Public Warrants, the “Warrants”), each exercisable for one share of Company Class A common stock at a price of $11.50 per share.

In connection with the Business Combination, the Company entered into the previously disclosed Subscription Agreements on January 27, 2021 (collectively and as amended, the “Subscription Agreements”) with certain accredited investors or qualified institutional buyers (collectively, the “Subscription Investors”). Pursuant to the Subscription Agreements, the Subscription Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such Subscription Investors, an aggregate of 76,140,000 shares of PSAC common stock for a purchase price of $10.00 per share, or an aggregate of $761.4 million in gross cash proceeds (the “Private Placement”). Pursuant to the Subscription Agreements, the Company gave certain registration rights to the Subscription Investors with respect to the shares issued and sold in the Private Placement. The closing of the Private Placement occurred immediately prior to the Closing.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 11, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $5,726,988, which consists of operating costs of $442,736, changes in fair value of warrant liability of $5,012,065, changes in fair value of convertible note $280,400, offset by interest income on marketable securities held in the Trust Account of $8,213.

For the six months ended June 30, 2021, we had a net loss of $7,544,047, which consists of operating costs of $1,327,335, changes in fair value of warrant liability of $5,975,238, changes in fair value of convertible note $280,400, offset by interest income on marketable securities held in the Trust Account of $38,926.

For the period from February 11, 2020 (inception) through June 30, 2020, we had a net loss of $1,000, which consists of operating costs.

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

For the six months ended June 30, 2021, cash used in operating activities was $1,366,185. Net loss of $7,544,047 was affected by interest earned on marketable securities held in the Trust Account of $38,926, changes in fair value of warrant liability of $5,975,238 and changes in fair value- of convertible note $280,400. Changes in operating assets and liabilities, which used $38,850 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities held in the trust account of $229,788,742. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended June 30, 2021, we have withdrawn $134,663 of interest earned on the Trust Account for the payment of franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $17,873 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Holders of 20,600 shares of PSAC common stock properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from PSAC's initial public offering, calculated as of two business days prior to the consummation of the business combination, which was approximately $10.00 per share, or $0.2 million in the aggregate. At Closing, each non-redeemed outstanding share of PSAC common stock was converted into one share of Class A common stock.

In connection with the Business Combination, the Company entered into the previously disclosed Subscription Agreements on January 27, 2021 (collectively and as amended, the “Subscription Agreements”) with certain accredited investors or qualified institutional buyers (collectively, the “Subscription Investors”). Pursuant to the Subscription Agreements, the Subscription Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such Subscription Investors, an aggregate of 76,140,000 shares of PSAC common stock for a purchase price of $10.00 per share, or an aggregate of $761.4 million in gross cash proceeds (the “Private Placement”). Pursuant to the Subscription Agreements, the Company gave certain registration rights to the Subscription Investors with respect to the shares issued and sold in the Private Placement. The closing of the Private Placement occurred immediately prior to the Closing.

 We monitor the adequacy of our working capital in order to meet the expenditures required for operating our business prior to our initial business combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, solely due to the events that led to the Company’s restatement of its December 31, 2020 annual financial statements to reclassify the Company’s Private Warrants as described in the Restatement section.

Changes in Internal Control over Financial Reporting

Due solely to the events that led to the Company’s restatement of its December 31, 2020 financial statements on May 27, 2021, management has identified a material weakness in internal controls related to the accounting for our Private Warrants. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Agreement and Plan of Merger, dated as of January 27, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd. (incorporated by reference to Annex A to Amendment No. 3 to Registration Statement on Form S-4 filed on June 23, 2021).
2.2	First Amendment to Agreement and Plan of Merger, dated as of February 25, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd. (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 filed on April 5, 2021).
2.3	Second Amendment to Agreement and Plan of Merger, dated as of May 3, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd. (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Registration Statement on Form S-4 filed on June 1, 2021).
2.4	Third Amendment to Agreement and Plan of Merger, dated as of June 14, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd. (incorporated by reference to Exhibit 2.4 to Amendment No. 3 to Registration Statement on Form S-4 filed on June 23, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Certain schedules and exhibits to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant agrees to furnish supplementally a copy of all omitted schedules and/or exhibits to the Securities and Exchange Commission upon its request
*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARADAY FUTURE INTELLIGENT ELECTRIC INC.

Date: August 13, 2021	By:	/s/ Carsten Breitfeld
	Name:	Dr. Carsten Breitfeld
	Title:	Global Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zvi Glasman
	Name:	Zvi Glasman
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)