Form 10-Q
period 2021-09-30
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2022-05-06
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number 001-39395
Faraday Future Intelligent Electric Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-4720320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18455 S. Figueroa Street, Gardena, CA	90248
(Address of Principal Executive Offices)	(Zip Code)
(310) 415-4807
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FFIE	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	FFIEW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

The registrant had outstanding 238,275,864 shares of Class A common stock and 64,000,588 shares of Class B common stock as of May 2, 2022.

Part I - Financial Information
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Faraday Future Intelligent Electric Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$666,061	$1,124
Restricted cash	25,083	703
Deposits	50,221	6,412
Other current assets	13,246	6,200
Total current assets	754,611	14,439
Property and equipment, net	261,562	293,933
Other non-current assets	7,287	8,010
Total assets	$1,023,460	$316,382
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$36,180	$86,601
Accrued expenses and other current liabilities	47,343	52,382
Related party accrued interest	10,140	82,260
Accrued interest	5,062	36,030
Related party notes payable	13,463	332,355
Notes payable, current portion	103,505	149,199
Obligation to issue registered shares of Class A Common Stock	22,511	—
Vendor payables in trust	—	110,224
Total current liabilities	238,204	849,051
Capital leases, less current portion	35,988	36,501
Other liabilities, less current portion	4,129	1,000
Notes payable, less current portion	99,618	9,168
Total liabilities	377,939	895,720
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Class A Common Stock, $0.0001 par value; 750,000,000 shares authorized; 134,795,128 and 93,099,596 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	13	9
Class B Common Stock, $0.0001 par value; 75,000,000 shares authorized; no shares and 64,000,588 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	6
Additional paid-in capital	3,475,314	1,817,760
Accumulated other comprehensive loss	(6,461)	(5,974)
Accumulated deficit	(2,823,345)	(2,391,139)
Total stockholders’ equity (deficit)	645,521	(579,338)
Total liabilities and stockholders’ equity (deficit)	$1,023,460	$316,382
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating expenses
Research and development	$79,757	$3,520	$94,506	$14,704
Sales and marketing	6,832	221	11,099	1,691
General and administrative	36,725	13,806	64,148	32,538
Loss on disposal of property and equipment	62,342	—	62,987	—
Total operating expenses	185,656	17,547	232,740	48,933

Loss from operations	(185,656)	(17,547)	(232,740)	(48,933)
Change in fair value measurements	(22,747)	1,394	(60,394)	10,056
Interest expense	(296)	(8,505)	(26,550)	(22,955)
Related party interest expense	(1,597)	(7,030)	(15,765)	(24,902)
Other income (expense), net	1,117	(2,260)	(718)	(2,697)
(Loss)/gain on settlement of related party notes payable, notes payable and vendor payables in trust, net	(94,727)	609	(96,036)	295
Loss before income taxes	(303,906)	(33,339)	(432,203)	(89,136)
Income tax provision	—	—	(3)	—
Net loss	$(303,906)	$(33,339)	$(432,206)	$(89,136)

Per share information:
Net loss per Common Stock – Class A and Class B – basic and diluted	$(1.06)	$(0.21)	$(2.12)	$(0.57)
Weighted average Common Stock outstanding – Class A and Class B – basic and diluted	287,951,929	157,060,201	203,686,758	157,055,242

Total comprehensive loss:
Net loss	$(303,906)	$(33,339)	$(432,206)	$(89,136)
Change in foreign currency translation adjustment	189	(3,169)	(487)	(1,392)
Total comprehensive loss	$(303,717)	$(36,508)	$(432,693)	$(90,528)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares(1)	Amount	Shares(1)	Amount
Balance as of June 30, 2021, as recast	107,659,654	$10	64,000,588	$6	$1,973,314	$(6,650)	$(2,519,439)	$(552,759)
Conversion of related party notes payable into Class A Common Stock (see Note 9)	11,566,196	1	—	—	160,436	—	—	160,437
Conversion of notes payable into Class A Common Stock (see Note 10)	7,688,153	1	—	—	98,374	—	—	98,375
Issuance of Class A Common Stock in the Business Combination, net of transaction costs (see Note 3)	27,798,411	3	—	—	170,111	—	—	170,114
Conversion of assumed PSAC convertible and promissory notes payable into Class A Common Stock (see Note 9)	80,000	—	—	—	790	—	—	790
Conversion of liabilities into Class A Common Stock in the Business Combination (see Note 3)	20,666,825	2	—	—	285,335	—	—	285,337
Conversion of liabilities into the commitment to issue Class A Common Stock in the Business Combination (see Note 3)	—	—	—	—	52,338	—	—	52,338
Legacy FF Ordinary Stock exchanged in the Business Combination for a commitment to issue Class A and Class B Common Stock	(117,839,510)	(12)	(64,000,588)	(6)	18	—	—	—
Issuance of Class A Common Stock in the PIPE Financing, net of transaction costs (see Note 3)	76,140,000	8	—	—	692,397	—	—	692,405
Settlement of lawsuit with issuance of vested stock options (see Note 12)	—	—	—	—	8,459	—	—	8,459
Settlement of accrued rent with issuance of vested stock options	—	—	—	—	951	—	—	951
Vesting of restricted stock award for employee bonus	—	—	—	—	14,620	—	—	14,620
Stock-based compensation	—	—	—	—	5,053	—	—	5,053
Exercise of stock options	1,078,495	—	—	—	2,740	—	—	2,740
Settlement of receivables through receipt of Class A Common Stock	(43,096)	—	—	—	(105)	—	—	(105)
Issuance of warrants	—	—	—	—	10,483	—	—	10,483
Foreign currency translation adjustment	—	—	—	—	—	189	—	189
Net loss	—	—	—	—	—	—	(303,906)	(303,906)
Balance as of September 30, 2021	134,795,128	$13	—	$—	$3,475,314	$(6,461)	$(2,823,345)	$645,521
(1) The shares of the Company’s common stock prior to the Business Combination (as defined in Note 1) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination as described in Note 3.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares(1)	Amount	Shares(1)	Amount
Balance as of December 31, 2020, as recast	93,099,596	$9	64,000,588	$6	$1,817,760	$(5,974)	$(2,391,139)	$(579,338)
Conversion of The9 Conditional Obligation	423,053	—	—	—	2,863	—	—	2,863
Conversion of related party notes payable into Class A Common Stock (see Note 9)	22,454,776	2	—	—	294,794	—	—	294,796
Conversion of notes payable into Class A Common Stock (see Note 10)	7,688,153	1	—	—	98,374	—	—	98,375
Issuance of Class A Common Stock in the Business Combination, net of transaction costs (see Note 3)	27,798,411	3	—	—	170,111	—	—	170,114
Conversion of assumed PSAC convertible and promissory notes payable into Class A Common Stock (see Note 9)	80,000	—	—	—	790	—	—	790
Conversion of liabilities into Class A Common Stock in the Business Combination (see Note 3)	20,666,825	2	—	—	285,335	—	—	285,337
Conversion of liabilities into the commitment to issue Class A Common Stock in the Business Combination (see Note 3)	—	—	—	—	52,338	—	—	52,338
Legacy FF Ordinary Stock exchanged in the Business Combination for a commitment to issue Class A and Class B Common Stock	(117,839,510)	(12)	(64,000,588)	(6)	18	—	—	—
Issuance of Class A Common Stock in the PIPE Financing, net of transaction costs (see Note 3)	76,140,000	8	—	—	692,397	—	—	692,405
Settlement of lawsuit with issuance of vested stock options (see Note 12)	—	—	—	—	8,459	—	—	8,459
Settlement of accrued rent with issuance of vested stock options	—	—	—	—	951	—	—	951
Vesting of restricted stock award for employee bonus	—	—	—	—	14,620	—	—	14,620
Stock-based compensation	—	—	—	—	8,521	—	—	8,521
Exercise of stock options	4,326,920	—	—	—	10,492	—	—	10,492
Settlement of receivables through receipt of Class A Common Stock	(43,096)	—	—	—	(105)	—	—	(105)
Issuance of warrants	—	—	—	—	17,596	—	—	17,596
Foreign currency translation adjustment	—	—	—	—	—	(487)	—	(487)
Net loss	—	—	—	—	—	—	(432,206)	(432,206)
Balance as of September 30, 2021	134,795,128	$13	—	$—	$3,475,314	$(6,461)	$(2,823,345)	$645,521
(1) The shares of the Company’s common stock prior to the Business Combination (as defined in Note 1) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination as described in Note 3.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(Unaudited)

	Convertible Preferred Stock				Ordinary Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Redeemable Preference		Class B		Class A		Class A		Class B
	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount
Balance as of June 30, 2020, as recast	—	$—	—	$—	—	$—	72,275,052	$7	84,780,000	$8	$1,811,320	$(1,507)	$(2,299,851)	$(490,023)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,415	—	—	3,415
Exercise of stock options	—	—	—	—	—	—	10,972	—	—	—	23	—	—	23
Issuance of warrants	—	—	—	—	—	—	—	—	—	—	490	—	—	490
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(3,169)	—	(3,169)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,339)	(33,339)
Balance as of September 30, 2020	—	$—	—	$—	—	$—	72,286,024	$7	84,780,000	$8	$1,815,248	$(4,676)	$(2,333,190)	$(522,603)

	Convertible Preferred Stock				Ordinary Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Redeemable Preference		Class B		Class A		Class A		Class B
	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount
Balance as of December 31, 2019 (as previously reported)	470,588,235	$724,823	600,000,000	$924,149	40,879,124	$—	—	$—	—	$—	$158,704	$(3,284)	$(2,244,054)	$(2,088,634)
Retroactive application of recapitalization (recast) (Note 3)	(470,588,235)	(724,823)	(600,000,000)	(924,149)	(40,879,124)	—	72,269,976	7	84,780,000	8	1,648,957	—	—	1,648,972
Balance as of December 31, 2019, effect of reverse capitalization (see Note 3)	—	—	—	—	—	—	72,269,976	7	84,780,000	8	1,807,661	(3,284)	(2,244,054)	(439,662)
Stock-based compensation	—	—	—	—	—		—	—	—	—	7,066	—	—	7,066
Exercise of stock options	—	—	—	—	—		16,048	—	—	—	31	—	—	31
Issuance of warrants	—	—	—	—	—		—	—	—	—	490	—	—	490
Foreign currency translation adjustment	—	—	—	—	—		—	—	—	—	—	(1,392)	—	(1,392)
Net loss	—	—	—	—	—		—	—	—	—	—	—	(89,136)	(89,136)
Balance as of September 30, 2020	—	$—	—	$—	—	$—	72,286,024	$7	84,780,000	$8	$1,815,248	$(4,676)	$(2,333,190)	$(522,603)
(1) The shares of the Company’s common stock prior to the Business Combination (as defined in Note 1) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination as described in Note 3.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Cash flows from operating activities
Net loss	$(432,206)	$(89,136)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	4,268	3,046
Stock-based compensation	8,521	7,066
Vesting of restricted stock awards for employee bonus	14,620	—
Loss on disposal of property and equipment	62,987	—
Change in fair value measurements	60,394	(10,056)
Loss on cancellation of lease	—	206
(Gain)/loss on foreign exchange	(1,823)	3,234
Gain on write-off of accounts payable and loss on write-off of vendor deposits, net	(4,191)	—
Non-cash interest expense	36,478	47,920
Loss/(gain) on settlement of related party notes payable, notes payable and vendor payables in trust, net	96,036	(295)
Gain on forgiveness of vendor payables in trust	(1,731)	—
Reserve for unrecoverable value added taxes	6,404	—
Changes in operating assets and liabilities
Deposits	(35,796)	(7,075)
Other current assets	(15,260)	1,984
Other non-current assets	(3,186)	(45)
Accounts payable	(40,434)	11,713
Accrued expenses and other current liabilities	5,874	4,041
Transfers between vendor payables in trust and accounts payable	1,167	(134)
Net cash used in operating activities	(237,878)	(27,531)
Cash flows from investing activities
Proceeds from payments of notes receivables	—	3,600
Payments for property and equipment	(37,264)	(589)
Net cash (used in) provided by investing activities	(37,264)	3,011
Cash flows from financing activities
Proceeds from issuance of Class A Common Stock in the Business Combination	229,583	—
Proceeds from issuance of Class A Common Stock pursuant to the PIPE Financing	761,400	—
Transaction costs paid in connection with the Business Combination	(23,148)	—
Transaction costs paid in connection with the PIPE Financing	(61,130)	—
Proceeds from related party notes payable	200	10,132
Proceeds from notes payable, net of original issuance discount	172,031	25,621
Payments of related party notes payable	(38,217)	(1,000)
Payments of notes payable, including liquidation premium	(48,210)	—
Payments of notes payable issuance costs	(3,355)	(2,554)
Payments of vendor payables in trust	(27,722)	(2,231)
Payments of capital lease obligations	(2,691)	(1,806)
Transfers between vendor payables in trust and accounts payable	(1,167)	134
Proceeds from exercise of stock options	10,492	31
Payments of stock issuance costs	(1,071)	—
Net cash provided by financing activities	966,995	28,327
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,536)	(784)
Net increase in cash and cash equivalents and restricted cash	689,317	3,023
Cash and cash equivalents and restricted cash, beginning of period	1,827	3,354
Cash and cash equivalents and restricted cash, end of period	$691,144	$6,377

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash and cash equivalents	$1,124	$2,221
Restricted cash	703	1,133
Total cash and restricted cash, beginning of period	$1,827	$3,354

Cash and cash equivalents	$666,061	$5,664
Restricted cash	25,083	713
Total cash, cash equivalents and restricted cash, end of period	$691,144	$6,377

Supplemental disclosure of noncash investing and financing activities
Conversion of related party notes payable and related party accrued interest into Class A Common Stock	$294,796	$—
Conversion of notes payable and accrued interest into Class A Common Stock	98,375	—
Issuance of warrants	17,596	490
Conversion of assumed convertible and promissory notes payable into Class A Common Stock and Private Warrants	1,080	—
Conversion of The9 Conditional Obligation into Class A Common Stock	2,863	—
Acquisitions of property and equipment included in accounts payable	270	491
Conversion of related party customer deposit to related party notes payable	—	11,635

Supplemental disclosure of noncash investing and financing activities related to the Business Combination
Exchange of Legacy FF redeemable preference stock for a commitment to issue Class A Common Stock	$859,182	$—
Exchange of Legacy FF convertible preferred stock for a commitment to issue Class B Common Stock	697,611	—
Settlement of notes payable and accrued interest for a commitment to issue Class A Common Stock	68,541	—
Settlement of related party notes payable and related party accrued interest for a commitment to issue Class A Common Stock	69,218	—
Settlement of vendor payables in trust for a commitment to issue Class A Common Stock	96,186	—
Settlement of accounts payable for a commitment to issue Class A Common Stock	2,879	—
Reclassification of deferred transaction costs paid in prior periods against the proceeds received in the Business Combination	7,865	—

Supplemental disclosure of cash flow information
Cash paid for interest	$5,837	$63
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
1.    Nature of Business and Organization and Basis of Presentation
Nature of Business and Organization
Faraday Future Intelligent Electric Inc. (the “Company” or “FF”), formerly known as Property Solutions Acquisition Corp. (“PSAC”), a holding company incorporated in the State of Delaware on February 11, 2020, conducts its operations through the subsidiaries of FF Intelligent Mobility Global Holdings Ltd. (“Legacy FF”), founded in 2014 and is headquartered in Los Angeles, California. Legacy FF had previously changed its name from Smart King Ltd. to FF Intelligent Mobility Global Holdings Ltd. on February 14, 2020.
On July 21, 2021 (the “Closing Date”), the Company consummated a business combination pursuant to an Agreement and Plan of Merger dated January 27, 2021 (as amended, the “Merger Agreement”), by and among the Company, PSAC Merger Sub Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands and wholly-owned subsidiary of PSAC (“Merger Sub”), and Legacy FF. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Legacy FF, with Legacy FF surviving the merger as a wholly-owned subsidiary of the Company (the “Business Combination”). Upon the consummation of the Business Combination (the “Closing”), PSAC changed its name from “Property Solutions Acquisition Corp.” to “Faraday Future Intelligent Electric Inc.” For more information regarding the Business Combination, see Note 3, Business Combination.
The Company operates in a single operating segment and designs and engineers next-generation, smart, electric, connected vehicles. The Company expects to manufacture vehicles at its production facility in Hanford, California and has additional engineering, sales, and operations capabilities in China. The Company has created innovations in technology, products, and a user-centered business model that are being incorporated into its planned electric vehicle platform.
Principles of Consolidation and Basis of Presentation
The Company consolidates financial statements of all entities in which it has a controlling financial interest, including the accounts of any Variable Interest Entity (“VIE”) in which the Company has a controlling financial interest and for which it is the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and are unaudited.
These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual audited financial statements prepared in accordance with GAAP and should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2020, included in the Company’s Form S-1/A filed with Securities and Exchange Commission (“SEC”) on October 4, 2021 (the “Form S-1/A”). Accordingly, the Condensed Consolidated Balance Sheet as of December 31, 2020, as recast, has been derived from the Company’s annual audited Consolidated Financial Statements.
In the opinion of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position, its results of operations, and cash flows for the periods presented. The accounting policies used in the preparation of these unaudited Condensed Consolidated Financial Statements are the same as those disclosed in the audited Consolidated Financial Statements for the year ended December 31, 2020, included in the Form S-1/A. The balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to: (i) realization of tax assets and estimates of tax liabilities; (ii) valuation of equity securities; (iii) recognition and disclosure of contingent liabilities, including litigation reserves; (iv) fair value of related party notes payable and notes payable; (v) estimated useful lives and impairment of long-lived assets; (vi) fair

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
value of options granted to employees and non-employees; and (vii) fair value of warrants. Such estimates often require the selection of appropriate valuation methodologies and financial models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions, financial inputs, or circumstances. Given the global economic climate, unpredictable nature, and unknown duration of the COVID-19 pandemic, estimates are subject to additional volatility.
As of the date the Company’s unaudited Condensed Consolidated Financial Statements were issued, the Company is not aware of any specific event or circumstance that would require it to update its estimates or judgments or to revise the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s consolidated financial statements in future periods. While the Company considered the effects of COVID-19 on its estimates and assumptions, due to the level of uncertainty regarding the economic and operational impacts of COVID-19 on the Company’s business, there may be other judgments and assumptions that the Company has not considered. Such judgments and assumptions could result in a material impact on the Company’s financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Consolidated Financial Statements.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents consist of money market mutual funds.
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in this update were effective for fiscal periods beginning after December 15, 2020. The Company adopted ASU 2018-15 as of January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This amendment was issued to simplify the accounting for income taxes by removing certain exceptions for recognizing deferred taxes, performing intra-period allocation, and calculating income taxes in interim periods. Further, ASU 2019-12 adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax basis goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company early adopted the standard as of January 1, 2021. The adoption did not have a material effect on the Company’s financial position, results of operations, or cash flows.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“Topic 842”), which outlines a comprehensive lease accounting model that supersedes the current lease guidance. The guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) - Effective Dates for Certain Entities, that delayed the effective date of Topic 842 to fiscal years beginning after December 15, 2021 for private companies. It also changed the definition of a lease and expands the disclosure requirements of lease arrangements. The Company plans to adopt the standard on January 1, 2022 using the modified retrospective transition method, according to the adoption date afforded to emerging growth companies by Section 102(b)(1) of the JOBS Act. The Company will adopt Topic 842 using the Package of Practical Expedients as well as the practical expedients relating to combining lease and non-lease components and not recording short-term leases. At the adoption date, the Company had three capital leases, one in Hanford, California for its main production facility, and two equipment leases, and multiple operating leases, the main one in Gardena, California for its corporate headquarters, which would be subjected to the evaluation of the impact of the adoption of Topic 842.The evaluation of the impact the adoption of this standard

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
will have on the Company’s financial statements is in process and the effects of the adoption on the Company’s financial statements is being evaluated.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470- 20, Debt — Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. Further, the ASU made amendments to the earnings per share guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for the diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted for all entities other than public business entities that are SEC filers and are not eligible to be smaller reporting companies. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company plans to adopt the standard on January 1, 2022 using the modified retrospective transition method. As discussed in Note 10, Notes Payable (2)), the Company’s Optional Notes entitle their holders to conversion rights that are required to be evaluated as part of the adoption impact of this standard. As discussed in Note 8, Fair Value of Financial Instruments, the Company’s obligation to issue registered shares failed to qualify for equity treatment prescribed in ASC 815-40-25-10 and 25-14 based on their registration rights, and is required to be evaluated as part of the adoption impact of this standard. The evaluation of the impact the adoption of this standard will have on the Company’s financial statements is in process and the effects of the adoption on the Company’s financial statements is being evaluated.
In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The ASU clarifies issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU specifies the cost of a modification or exchange of these written call options is the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it was modified or exchanged. This cost shall be recognized based on the substance of the transaction; as equity issuance cost if a financing transaction to raise equity, as debt issuance cost if a financing transaction to raise debt, or other modifications not related to financing or compensation shall be recognized as a dividend. This ASU is effective for fiscal years beginning after December 15, 2021 and is applied prospectively to modifications or exchanges occurring after the effective date. The evaluation of the impact the adoption of this standard will have on the Company’s financial statements is in process and the effects of the adoption on the Company’s financial statements is being evaluated.
2.    Liquidity and Capital Resources
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited Condensed Consolidated Financial Statements are issued. Based on its recurring losses from operations since inception and continued cash outflows from operating activities (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these unaudited Condensed Consolidated Financial Statements were issued.
The Company’s business plan contemplates that it will launch the FF 91 for delivery to customers beginning in Q3 2022, with testing, validation, and certification complete in Q3 2022.
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $2,823,345 as of September 30, 2021. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $990,983, which it used to pay $84,278 in transaction costs and $139,557 to settle certain liabilities. The Company expects to use the remaining net proceeds of $767,148 to finance the ongoing operations of the business.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 9, Related Party Notes Payable and Note 10, Notes Payable), the sale of Preferred and Common Stock (see Note 13, Stockholders' Equity (Deficit)) and the net proceeds received from the Business Combination and the PIPE Financing (see Note 3, Business Combination).
The Company’s ongoing liquidity needs will depend on the extent to which the Company’s actual costs vary from the Company’s estimates and the Company’s ability to control these costs, as well as the Company’s ability to raise additional funds. The Company is exploring various funding and financing alternatives to fund its ongoing operations, including equipment leasing, construction financing of the Hanford, California manufacturing facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time.
The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials and potential impact of the COVID-19 pandemic. Refer to the section titled, “Risk Factors” in the Form S-1/A for a full discussion of the risks associated with the COVID-19 pandemic. The Company’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties. The Company expects to continue to generate significant operating losses for the foreseeable future. The plans are dependent on the Company being able to continue to raise significant amounts of capital through the issuance of additional notes payable and equity securities.
There can be no assurance that the Company will be successful in achieving its strategic plans, that the Company’s future funding raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that the Company does not meet its strategic plans, the Company will be required to reduce discretionary spending, alter or scale back vehicle development programs, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures. Any such events would have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives.
As of September 30, 2021, the Company was in default on a related party note payable with a principal amount of $9,252. Subsequent to the balance sheet date, in January 2022, the Company defaulted on the Optional Notes (see Note 10 (2), Notes Payable). The holders of the Optional Notes have waived the default.
The unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the unaudited Condensed Consolidated Financial Statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
COVID-19 Pandemic
The World Health Organization declared a global emergency on March 11, 2020, with respect to the outbreak of a novel strain of coronavirus, or COVID-19 pandemic. There are many uncertainties regarding the current global COVID-19 pandemic. The Company is closely monitoring the impact of the pandemic on all aspects of its business, including the impact on its employees, suppliers, vendors, and business partners.
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. For example, the Company’s employees based in California have been subject to stay-at-home orders from state and local governments. While the stay-at-home orders were lifted on June 15, 2021, the Company continues to operate under various return-to-work protocols and must continue to follow certain safety and COVID-19 protocols. These measures may adversely impact the Company’s employees and operations and the operations of suppliers and business partners and could negatively impact the construction schedule of the Company’s manufacturing facility and the production schedule of the FF 91 electric vehicle. In addition, various aspects of the Company’s business and manufacturing facility cannot be conducted remotely. The extent of the continuing impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory, and

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
duration of the pandemic; the availability, distribution, and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on the global economy, including the Company’s supply chain, and on the demand for consumer products. Future measures taken by government authorities in response the COVID-19 pandemic could adversely affect the Company’s construction and manufacturing plans, sales and marketing activities, and business operations.
3.    Business Combination
On July 21, 2021, the Company consummated the Business Combination. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Legacy FF, with Legacy FF surviving the merger as a wholly-owned subsidiary of the Company. Upon the consummation of the Business Combination, the Company changed its name from Property Solutions Acquisition Corp. to Faraday Future Intelligent Electric Inc.
On the Closing Date, and in accordance with the terms and conditions of the Merger Agreement, all issued and outstanding Legacy FF Ordinary Stock and Convertible Preferred Stock were cancelled and converted into the holder’s right to receive shares of the Company’s Common Stock at the exchange ratio of 0.14130 (“Exchange Ratio”). Gross proceeds from the PSAC trust account were $229,583, out of which the Company received $206,435 in cash, after netting PSAC’s transaction costs related to the Business Combination and redemptions of $206. Each non-redeemed outstanding share of Common Stock of PSAC was converted into one share of Class A Common Stock of the Company. The shares of Legacy FF held by Legacy FF shareholders were converted into the right to receive 127,949,403 shares of the Company’s Class A Common Stock and 64,000,588 shares of the Company’s Class B Common Stock. The conversion of the right to receive shares in the Company into Class A Common Stock or Class B Common Stock is subject to the shareholders executing and delivering certain customary documents to the Company’s transfer agent (see Note 13, Stockholders Equity (Deficit)).
Commitment to Issue Class A and Class B Common Stock
As part of the Closing of the Business Combination, former stockholders and noteholders of Legacy FF are required to submit a signed Company share letter of transmittal or converting debt letter of transmittal along with a lock-up agreement to the Company’s transfer agent in order for shares of the Company to be issued in their name in exchange for their shares in, notes from, vendor trust or other supplier agreements with, Legacy FF. As of September 30, 2021, the Company’s transfer agent issued 134,795,128 legally outstanding shares of Class A Common Stock out of 320,433,395 shares of Class A and Class B Common Stock the Company is obligated to issue as part of the Business Combination, including the conversion of certain notes payable, related party notes payable and Vendor Trust obligations which the Company determined were legally settled upon the Closing pursuant to the terms of the agreements executed with those parties. Until the holder of the right to receive shares of the Company’s Class A common stock is issued shares, that holder does not have any of the rights of a stockholder.
The Company determined that the obligation to issue shares of Class A and Class B Common Stock is indexed to the Company’s own equity, within the meaning in ASC 815-10-15-74 and met the scope exception to not be subject to derivative accounting under ASC 815-40-25. As such, the Company classified the obligation to issue shares of Class A and Class B Common Stock in equity.
For purposes of presentation of shares outstanding in the Company’s financial statements, the unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) present legally issued and outstanding shares.
For purposes of presentation of basic and diluted net loss per share in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company includes shares to be issued in the denominator in accordance with ASC 710-10-54-4 and ASC 260-10-45-48 as if they had been issued on the date of the merger, as such shares are non-contingent and are issuable for no consideration.
Earnout Shares
Legacy FF shareholders, as of the Closing Date of the Business Combination until its fifth anniversary, are entitled to contingent consideration of up to 25,000,000 additional shares of Class A Common Stock in the aggregate in two equal tranches upon the occurrence of each earnout triggering event (“Earnout Shares”). The earnout triggering events and related Earnout Shares as defined in the Merger Agreement are:

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
•The minimum earnout of 12,500,000 additional shares is triggered if the Class A Common Stock volume weighted average price (“VWAP”), as defined in the Merger Agreement, is greater than $13.50 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days (“Minimum Target Shares”);
•The maximum earnout of an additional 12,500,000 additional shares is triggered if the Class A Common Stock VWAP is greater than $15.50 per share for any period of twenty (20) trading days out of thirty (30) consecutive trading days, plus the Minimum Target Shares, if not previously issued.
The Company recognized the Earnout Shares at fair value upon the closing of the Business Combination and classified them in Stockholders’ Equity (Deficit) since the Earnout Shares were determined to be indexed to the Company’s own stock and meet the requirements for equity classification in accordance with ASC 815-40. The Company treated the issuance of the Earnout Shares as a deemed dividend as the Business Combination was accounted for as a reverse recapitalization. Since it had a deficit of retained earnings, the Company recorded the issuance of the Earnout Shares in additional paid-in capital (“APIC”), where it had a net-nil impact on the APIC balance. The Company determined that the fair value of the Earnout Shares at the Closing Date was $293,853 based on a valuation using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, dividend yield, risk-free rate, and volatility.
Public and Private Warrants
In connection with the Business Combination, the Company assumed 22,977,568 public warrants (“Public Warrants”) and 594,551 private warrants (“Private Warrants”) previously issued by PSAC, each with an exercise price of $11.50 per share. The Public Warrants and the Private Warrants are exercisable into Class A Common Stock within a period of five years from the Closing Date. The Company determined that the Public Warrants were indexed to its own stock and met the requirements for equity classification in accordance with ASC 815-40. The Company determined that the Private Warrants failed to meet the equity scope exception because the settlement provisions vary based on the holder of the warrant, which is not an input into a fixed-for-fixed option pricing model. The Company recorded the Private Warrants as a derivative liability measured at fair value within Other Liabilities, less Current Portion on the unaudited Condensed Consolidated Balance Sheet. The fair value of the Private Warrants was $2,152 and $1,153 upon the Closing of the Business Combination and as of September 30, 2021, respectively.
Reverse Recapitalization
While the legal acquirer in the Business Combination was PSAC, for accounting and financial reporting purposes under GAAP, Legacy FF was determined to be the accounting acquirer and the Business Combination has been accounted for as a “reverse recapitalization” based on the facts and circumstances, including the following:
•Legacy FF’s former shareholders hold a majority ownership interest in the combined company;
•Legacy FF’s existing senior management team comprise senior management of the combined company;
•Legacy FF is the larger of the companies based on historical operating activity and employee base; and
•Legacy FF’s operations comprise the ongoing operations of the combined company.
A reverse recapitalization does not result in a new basis of accounting and the financial statements of the combined entity represent the continuation of the financial statements of Legacy FF. Under this method of accounting, PSAC was treated as the “acquired” entity. Accordingly, the consolidated assets, liabilities, and results of operations of Legacy FF became the historical financial statements of the Company, and PSAC’s assets and liabilities were consolidated with Legacy FF’s on July 21, 2021. Operations of Legacy FF prior to the Business Combination will be presented as those of the Company in future reports. The net assets of PSAC, as well as assumed transaction costs related to the Business Combination, were recognized at their carrying value immediately prior to the Closing Date with no goodwill or other intangible assets recorded and were as follows, net of transaction costs:

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

PSAC Balances as of July 21, 2021
Cash in the PSAC trust account at the Closing of the Business Combination	$229,583
Other current assets	36
Accounts payable, accrued expenses and other current liabilities	(225)
Accrued transaction costs	(5,108)
PSAC transaction costs assumed as part of the Business Combination	(18,040)
Related party notes payable	(1,080)
Private Warrants liability	(2,152)
Obligation to issue registered shares of Class A Common Stock assumed as part of the Business Combination	(32,900)
Net assets acquired	$170,114
Pursuant to the terms of the Merger Agreement, immediately prior to the Closing, all of the issued and outstanding Class B Convertible Preferred Stock held by FF Top Holding LLC (“FF Top”) converted into Legacy FF Class B Ordinary Stock at a ratio of 1:1. Upon the consummation of the merger, these shares were cancelled and converted into the holder’s right to receive 64,000,588 shares of Class B Common Stock using the Exchange Ratio. Similarly, immediately prior to the Closing, all other outstanding shares of Legacy FF converted into Legacy FF Class A Ordinary Stock at a ratio of 1:1. Upon the consummation of the merger, these shares were cancelled and converted into the holder’s right to receive 127,949,403 shares of Class A Common Stock using the Exchange Ratio. Each of the Company’s options that were outstanding immediately prior to the closing of the Business Combination remained outstanding and converted into the right to purchase Class A Common Stock equal to the number of original Legacy FF’s Ordinary Stock, subject to such options, multiplied by the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such option divided by the Exchange Ratio for aggregate outstanding options of 42,193,512 under the EI Plan and the STI Plan (defined under Note 14, Stock-Based Compensation) as of the Closing. The outstanding warrants issued to a US-based investment firm were adjusted to increase the shares allowed to be purchased to 2,687,083 shares of Class A Common Stock at an exercise price of $10.00 per share, in accordance with a down-round provision included in the warrant agreements (see Note 10, Notes Payable). The aggregate amount of shares of Class A Common Stock issuable upon exercise of these outstanding options and warrants is 44,880,595.
PIPE Financing
Concurrently with the execution of the Merger Agreement, the Company entered into separate Subscription Agreements with a number of investors (“PIPE Investors”) pursuant to which, on the Closing Date, the PIPE Investors purchased, and the Company issued, an aggregate of 76,140,000 shares of Class A Common Stock, for a purchase price of $10.00 per share with an aggregate purchase price of $761,400 (“PIPE Financing”). Shares sold and issued in the PIPE Financing included registration rights. The closing of the Private Placement occurred immediately prior to the Closing Date.
Settlement of Liabilities and Commitment to Issue Shares
In conjunction with the closing of the Business Combination, the Company paid $139,557 in cash and committed to issue 24,464,994 shares of Class A Common Stock at a value of $10.00 per share to settle liabilities of the Company and to compensate current and former employees, including: (i) notes payable principal amounts of $85,202 and accrued interest of $7,435; (ii) related party notes payable principal amounts of $91,420 and accrued interest of $13,581; (iii) interests in the Vendor Trust of $124,671, including payables of $102,950 and purchase orders in the amount of $8,380 related to goods and services yet to be received, and accrued interest thereon of $13,341; (iv) $19,791 of amounts due to vendors; and (v) $9,592 to current and former employees as a bonus. In addition, the Company issued 1,404,459 restricted stock awards to current employees as a bonus (see Note 14, Stock-Based Compensation).

In connection with the Business Combination, the Company converted certain related party notes payable, notes payable, and beneficial interests in the Vendor Trust into the right to receive Class A Common Stock at $10.00 per share which was below the fair value of the Class A Common Stock on the date of conversion. The conversion resulted in the Company recording a loss on settlement of the related party notes payable, notes payables, Vendor Trust, and amounts due to vendors (including accrued interest thereon) of $94,727 in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The number of shares of Common Stock the Company committed to issue upon the Closing of the Business Combination were as follows:

	Number of shares
Class A and B Ordinary Stock outstanding on July 1, 2021		30,276,958
Class A Ordinary Stock issued through option exercises between July 1, 2021 and July 21, 2021, net of share repurchases		1,035,399
Ordinary Stock outstanding prior to the Business Combination		31,312,357
Conversion of Redeemable Preference Stock and Class B, Class A-1, Class A-2, and Class A-3 Convertible Preferred Stock into Class A and B Common Stock	160,637,633
Issuance of Class A Common Stock in the Business Combination	27,798,411
Conversion of assumed convertible notes into Class A Common Stock	80,000
Total note conversion and share issuance pursuant to the reverse recapitalization*		188,516,044
Conversion of liabilities into Class A Common Stock in the Business Combination**		24,464,994
Shares attributable to reverse recapitalization		244,293,395
Issuance of Class A Common Stock attributable to PIPE Financing		76,140,000
Total shares of Class A and Class B Common Stock as of the closing of the Business Combination and related transactions		320,433,395
* The corresponding adjustment to APIC relates to the reverse recapitalization. The adjustment is comprised of (i) $170,114 which represents the fair value of the consideration transferred in the Business Combination, less the excess of the fair value of the shares issued over the value of the net monetary assets of PSAC, net of transaction costs related to the business combination, (ii) $1,815,637 which represents the conversion of the Redeemable Preference Stock and Convertible Preferred Stock into Ordinary Stock and (iii) $800 to settle an aggregate principal amount of related party convertible notes of PSAC into Class A Common Stock.
** The Company committed to issue 6,921,814 shares of Class A Common Stock to convert related party notes payable (see Note 9, Related Party Notes Payable), 6,854,013 shares of Class A Common Stock to convert notes payable (see Note 10, Notes Payable), 9,618,542 shares of Class A Common Stock to convert liabilities in the Vendor Trust (see Note 11, Vendor Payables in Trust), 838,040 shares of Class A Common Stock to convert Future Work, and 232,585 shares of Class A Common Stock to settle other vendor liabilities.
Subsequent to the closing of the Business Combination, the Company issued 80,000 shares of Class A Common Stock and 80,000 Private Warrants to settle related party notes of PSAC with an aggregate principal amount of $800 (see Note 9, Related Party Notes Payable).

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Reconciliation of transaction costs
Total direct and incremental transaction costs aggregated to $125,943, of which $900 were expensed and the remaining $125,043 were recorded as a reduction to APIC as equity transaction costs.
Below is a reconciliation of the transaction costs related to the Business Combination and the PIPE Financing that were recorded as a reduction to APIC as equity transaction costs, as presented in the unaudited Condensed Consolidated Statements of Cash Flows:

Reconciliation at the Closing Date
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Proceeds from issuance of Class A Common Stock in the Business Combination	$229,583
Transaction costs paid in connection with the Business Combination	(23,148)
Net proceeds from issuance of Class A Common Stock in the Business Combination	206,435
Net assets acquired and liabilities assumed in the Business Combination, exclusive of cash and accrued transaction costs	(3,421)
Obligation to issue registered shares of Class A Common Stock for transaction services	(32,900)
Net assets and liabilities acquired in the Business Combination	$170,114

Gross proceeds from issuance of Class A Common Stock upon the PIPE Financing	$761,400
Transaction costs paid in connection with the issuance of Class A Common Stock upon the PIPE Financing	(61,130)
Reclassification of deferred transaction costs paid in prior periods against proceeds received in the Business Combination	(7,865)
Net proceeds from issuance of Class A Common Stock upon the PIPE Financing	$692,405

Condensed Consolidated Statements of Cash Flows
Transaction costs paid in connection with the Business Combination	$(23,148)
Transaction costs paid in connection with the PIPE Financing	(61,130)
Reclassification of deferred transaction costs paid in prior periods against proceeds received in the Business Combination	(7,865)
Obligation to issue registered shares of Class A Common Stock for transaction services	(32,900)
Total transaction costs in connection with the Business Combination and the PIPE Financing	$(125,043)
Retroactive Application of Reverse Recapitalization
As discussed above, the Business Combination is accounted for as a reverse recapitalization of the Company’s equity structure. Pursuant to GAAP, the Company recast its Consolidated Statements of Stockholders’ Equity (Deficit) from December 31, 2019, to the Closing Date, the total stockholders’ equity (deficit) within the Company’s unaudited Condensed Consolidated Balance Sheet as of December 31, 2020, and the weighted average Common Stock outstanding - Class A and Class B - basic and diluted for the three and nine months ended September 30, 2020, by applying the recapitalization retroactively.
The classes of capital stock; authorized, issued, and outstanding amounts of stock; exercise prices of options and warrants; and conversion rates of notes payable are presented as recast throughout the unaudited Condensed Consolidated Financial Statements.
Retroactive Application of Reverse Recapitalization to the Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Pursuant to the terms of the Merger Agreement, as part of the closing of the Business Combination, all of the issued and outstanding shares of Class B Convertible Preferred Stock of Legacy FF and all other issued and outstanding shares of Legacy FF Redeemable Preference Stock and Convertible Preferred Stock and Class A and Class B Ordinary Stock converted into

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
either Legacy FF Class B Ordinary Stock or Legacy FF Class A Ordinary Stock in an amount calculated by dividing them by the Exchange Ratio into a commitment to issue 64,000,588 shares of Class B Common Stock and a commitment to issue 127,949,403 shares of Class A Common Stock.

	Legacy FF Capital Structure		New Capital Structure
	Outstanding Shares		The commitment to issue the Company’s Common Stock
	Immediately Before Conversion on Closing Date	Exchange Ratio	Class A	Class B
Redeemable Preference Stock	470,588,235	0.14130	66,494,117
Class B Convertible Preferred Stock	452,941,177	0.14130		64,000,588
Class A-1 Convertible Preferred Stock	73,306,184	0.14130	10,358,162
Class A-2 Convertible Preferred Stock	138,737,629	0.14130	19,603,624
Class A-3 Convertible Preferred Stock (1)	1,281,976	0.14130	181,143
Class A Ordinary Stock	71,551,672	0.14130	10,109,892
Class B Ordinary Stock	150,052,834	0.14130	21,202,465
	1,358,459,707		127,949,403	64,000,588
(1) The Company issued Convertible Preferred Stock Class A-3 immediately prior to the Closing of the Business Combination to settle certain notes payable (see Note 10, Notes Payable). These shares converted into a commitment to issue Class A Common Stock upon the Closing.
Retroactive Application of Reverse Recapitalization to the Condensed Consolidated Statements of Operations and Comprehensive Loss
Based on the retroactive application of the reverse recapitalization to the Company’s Consolidated Statements of Stockholders’ Equity (Deficit), the Company recalculated the weighted average shares for the three and nine months ended September 30, 2021 and 2020. The redeemable preference stock and convertible preferred stock was converted to Legacy FF Ordinary Stock as of December 31, 2019, and combined with the basic and diluted weighted-average Legacy FF Ordinary Stock which was retroactively converted to the Company’s Class A Common Stock using the Exchange Ratio to conform to the recast Consolidated Statements of Stockholders’ Equity (Deficit) (see Note 15, Net Loss per Share).
Retroactive Application of Reverse Recapitalization to the Condensed Consolidated Balance Sheets
To conform to the retroactive application of recapitalization of the Company’s Consolidated Statements of Stockholders’ Equity (Deficit), the Company reclassified $724,823 of Legacy FF Redeemable Preference Stock and $697,643 of Legacy FF Class B Convertible Preferred Stock to APIC, less amounts attributable to the par value of the common stock, as recast, as of December 31, 2020. Pursuant to the terms of the Merger Agreement, as part of the closing of the Business Combination, the Company reclassified Convertible Preferred Stock Classes A-1, A-2, and A-3 in the amounts of $119,047, $271,925 and $2,199, respectively, to APIC less amounts attributable to the par value of Class A Common Stock.
4.    Variable Interest Entities and Joint Ventures
The LeSEE Arrangement
In November 2017, as part of a broader corporate reorganization and to facilitate third-party investment, the Company incorporated its holding company, Smart King, Ltd., in the Cayman Islands to enable effective control over the Company’s Chinese operating entity, FF Hong Kong Holding Ltd., and its subsidiaries without direct equity ownership. The Company entered into a series of contractual arrangements (“VIE contractual arrangements”) with LeSEE and LeSEE Zhile Technology Co., Ltd. (“LeSEE Zhile”), a related party of the Company, to enable the Company to exercise effective control over LeSEE

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
and its subsidiaries, to receive substantially all of the economic benefits of such entities, and to have an exclusive option to purchase all or part of the equity interests in LeSEE.
On August 5, 2020, an equity transfer agreement (the “Equity Transfer Agreement”) was entered into between the Company and LeSEE Zhile, pursuant to which, LeSEE Zhile transferred 48% equity of LeSEE to the Company for no consideration. After the transfer, LeSEE Zhile owned 1% of LeSEE and the Company owned 99% of LeSEE, making LeSEE a majority-owned subsidiary of the Company and no longer a VIE, since LeSEE is consolidated through majority voting and equity interests. As such, LeSEE is consolidated by the Company within the Consolidated Financial Statements.
The9 Arrangement
On March 24, 2019, the Company entered into a Joint Venture Agreement (“JVA”) with The9 Limited (“The9”). Pursuant to the JVA, the Company and The9 agreed to establish an equity joint venture in Hong Kong, which would in turn establish a wholly-owned subsidiary in China, intended to engage in the business of manufacturing, marketing, selling, and distributing the planned Faraday Future Icon V9 model electric vehicle in China. The Company and The9 would each be 50% owners of the joint venture. The9 made a $5,000 non-refundable initial deposit (“The9 Conditional Obligation”) to the Company to participate in the joint venture. The9 had the right to convert the initial deposit into various classes of stock in the Company. For accounting purposes, the deposit is a financial instrument that embodies a conditional obligation that the issuer may settle by issuing a variable number of shares. The9 Conditional Obligation was measured at fair value, was remeasured at each reporting period, and represented a Level 3 financial instrument under the fair value hierarchy (see Note 8, Fair Value of Financial Instruments). The fair value of The9 Conditional Obligation was $1,128 as of December 31, 2020, and is included in Current Liabilities on the unaudited Condensed Consolidated Balance Sheets. On November 22, 2020, the parties entered into an agreement to convert the initial deposit into 423,053 shares of Class A Common Stock of the Company, which were issued on February 23, 2021. Neither the Company nor The9 have made contributions to the joint venture as of September 30, 2021, and it has yet to commence business activities.
The Geely Arrangement
In December 2020, the Company entered into a non-binding memorandum of understanding with Zhejiang Geely Holding Group Co., Ltd. (“Geely Holding”), which was also a subscriber in the PIPE Financing, pursuant to which the parties contemplate strategic cooperation in various areas including engineering, technology, supply chain, and contract manufacturing (“Geely JV”).
In January 2021, the Company and Geely Holding entered into a cooperation framework agreement and a license agreement (“Geely License”) that set forth the major commercial understanding of the proposed cooperation among the parties in the areas of potential investment into the Geely JV, engineering, technology, and contract manufacturing support. The foregoing framework agreement and the Geely License may be terminated if the parties fail to enter into the joint venture definitive agreement.
On September 7, 2021, the Company paid Liankong Technologies Co., Ltd. (“Liankong”), a subsidiary of Geely Holding, which was also a subscriber in the PIPE Financing, in accordance with the Intellectual Property License Agreement dated January 11, 2021, as supplemented on September 7, 2021, a one-time amount of $50,000 for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform, the Geely License. The Geely platform is an electric automotive chassis that the Company plans to use in the development of future electric vehicle models. As the Company intends to use the license in the design, construction, and testing of pre-production prototypes and models of future electric vehicles and the license has no alternative future use, the total cost to acquire the license has been expensed as incurred as research and development within operating expense in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for three and nine months ended September 30, 2021.
5.    Deposits and Other Current Assets
Deposits and other current assets consist of the following:

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Deposits:	September 30, 2021	December 31, 2020
Deposits for research and development, prototype parts, and other	$41,841	$6,412
Deposits for “Future Work”	8,380	—
Total deposits	$50,221	$6,412

Other current assets:
Prepaid expenses	$11,489	$762
Other current assets	1,757	3,364
Notes receivable	—	40
Due from affiliate	—	2,034
Total other current assets	$13,246	$6,200
During the nine months ended September 30, 2021, the Company made deposits for research and development, prototype parts, and other with its vendors in the amount of $35,796, and had written off deposits, net of other additions in the amount of $367. The deposits also include approximately $8,380 as of September 30, 2021 related to goods and services yet to be received (“Future Work”) from the settlement of interests in the Vendor Trust. No goods and services were received against Future Work as of September 30, 2021.
During the three months ended September 30, 2021, the Company entered into a hosting arrangement with Palantir Technologies Inc. (“Palantir”), which was also a subscriber in the PIPE Financing. Hosting costs of $3,000 were paid to Palantir, of which unamortized costs of $2,073 are included in prepaid expenses as of September 30, 2021 (see Note 12, Commitments and Contingencies). Amortization expense related to the Palantir hosting arrangement and other prepaid software subscriptions totaled $1,466 and $1,739 and $9 and $439 for the three and nine months ended September 30, 2021 and 2020, respectively.
6.    Property and Equipment, Net
Property and equipment, net, consists of the following:

	September 30, 2021	December 31, 2020
Land	$13,043	$13,043
Buildings	21,899	21,899
Building improvements	8,940	8,940
Computer hardware	4,058	4,058
Tooling, machinery, and equipment	8,435	5,451
Vehicles	583	583
Computer software	7,095	7,095
Leasehold improvements	298	298
Construction in process	218,332	251,633
Less: Accumulated depreciation	(21,121)	(19,067)
Total property and equipment, net	$261,562	$293,933
During the nine months ended September 30, 2021, the Company acquired fixed assets of $37,264, and recorded substantially all as construction in process property and equipment. The change in Property and Equipment, net balance as of September 30, 2021, includes disposals of $70,851 of construction in process relating to the abandonment of certain FF 91 program assets, primarily vendor tooling and machinery and equipment, due to the redesign of the related FF 91 components and implementation of the Company’s cost reduction program. Disposals of construction in process property and equipment that the Company paid for in the amount of $62,342 and $62,987 was charged to operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021, respectively. Other disposals of construction in process property and equipment in the amount of $7,864 reduced Accounts Payable in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2021.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Due to the build out of the Company’s manufacturing facility in Hanford, California, the Company established an asset retirement obligation (“ARO”) of $2,974 during the three months ended September 30, 2021. The Company recorded an ARO liability and a corresponding ARO asset, within tooling, machinery, and equipment. The ARO asset will be depreciated to operating expenses over the remaining term of the lease through December 2027.
Depreciation expense related to property and equipment totaled $659 and $2,529 for the three and nine months ended September 30, 2021, respectively. Depreciation expense related to property and equipment totaled $942 and $3,046 for the three and nine months ended September 30, 2020, respectively.
7.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
Accrued payroll and benefits	$12,291	$19,180
Accrued legal contingencies	13,730	5,025
Capital lease, current portion	3,500	4,396
Deposits from customers	4,229	3,523
Due to affiliates	6,416	5,123
Other current liabilities	7,177	15,135
Total accrued expenses and other current liabilities	$47,343	$52,382
8.    Fair Value of Financial Instruments
Fair Value Measurements
The Company applies the provisions of ASC 820, Fair Value Measurement, which defines a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurements. The provisions of ASC 820 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring and nonrecurring basis. The standard clarifies that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1Valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities, or funds.
Level 2Valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 instruments typically include U.S. Government and agency debt securities and corporate obligations. Valuations are usually obtained through market data of the investment itself as well as market transactions involving comparable assets, liabilities or funds.
Level 3Valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models or similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
Fair value estimates are made at a specific point in time based on relevant market information and information about the financial or nonfinancial asset or liability.
The Company has elected to apply the fair value option to certain related party notes payable and notes payable with conversion features as discussed in Note 9, Related Party Notes Payable and Note 10, Notes Payable. Fair value measurements

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
associated with the warrant liabilities, the related party notes payable, and notes payable represent Level 3 valuations under the fair value hierarchy.
Cash Equivalents
The fair value of the Company’s money market funds is based on the closing price of these assets as of the reporting date, which are included in cash equivalents. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets.
Related Party Notes Payable and Notes Payable at Fair Value
The Company has elected to measure certain related party notes payable and notes payable at fair value issued under the Notes Purchase Agreement, as amended (“NPA”) as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 9, Related Party Notes Payable and Note 10, Notes Payable). Except for notes payable issued on June 9, 2021, and August 10, 2021, the Company employed the yield method to value the related party notes payable and notes payable. This valuation method uses a discounted cash flow analysis estimating the expected cash flows for the debt instrument in different scenarios and then discounting them at the market yield. The significant unobservable input used in the fair value measurement is the market yield. The market yield is determined using external market yield data, including yields exhibited by publicly traded bonds by S&P credit rating as well as the borrowing rates of guideline public companies. The yield is affected by the market movements in credit spreads and bond yields. In general, increases in the yield would decrease the fair value of the liability and, conversely, decreases in the yield would increase the fair value of the liability. The Company used a binomial lattice model to value the notes payable issued on June 9, 2021 and August 10, 2021 to a US-based investment firm as described under Note 10, Notes Payable. A binomial lattice model is widely used for valuing convertible notes. The significant assumptions used in the binomial lattice model include the risk-free rate, annual dividend yield, expected life, and volatility of the Company's stock.
The fair value adjustments related to related party notes payables and notes payables were recorded in Change in Fair Value Measurements on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Warrants
In conjunction with notes payable agreements entered into with Ares Capital Corporation (“Ares”) on March 1, 2021 (see Note 10 (1), Notes Payable), the Company agreed to issue warrants to purchase a variable number of the Company’s shares (“Ares Warrants”). The commitment to issue the Ares Warrants initially met the definition of a derivative and did not meet the equity scope exception in ASC 815-40 as the warrants were not considered indexed to the entity’s own equity given the variable number of underlying shares and exercise prices, and the fair value was recorded as a liability. The Company determined the commitment to issue warrants was a liability as of March 1, 2021, and estimated the fair value of the warrants to be $5,000. Upon issuance of the Ares Warrants on August 5, 2021, the number of shares underlying the Ares Warrants and exercise price were fixed at 670,092 and $10.00 per share, respectively, and the Ares Warrants met all other requirements of the equity scope exception under ASC 815-40. The issuance of the warrants satisfied the commitment to issue warrants and the Ares Warrants issued on August 5, 2021 were determined to be equity classified and recorded in APIC. The Company determined that the fair value of the Ares Warrants as of August 5, 2021 was $2,507.
The Company used the Black-Scholes option pricing model to value the Ares Warrants. The Black-Scholes model requires the use of several assumptions including, the exercise price of the warrant, the term over which the warrants can be exercised, the risk-free rate, the underlying stock price, and the volatility of the underlying stock price.
In conjunction with notes payable issued under the NPA (see Note 10 (5), Notes Payable), on various dates in September 2020, January 2021, and March 2021, the Company issued warrants to a US-based investment firm to purchase an aggregate of 617,140 shares of Class A Common Stock with exercise prices of $19.18 and $19.25 per share and expiration dates 7 years from the dates of issuance. The fair value of the warrants was recorded in APIC because the warrants met the derivative accounting scope exception in ASC 815-40 for certain contracts involving an entity’s own stock. The Company estimated the fair value of the warrants issued in September 2020 to be $490 and the fair value of warrants issued in January 2021 and March 2021 to be $1,988, which are included in APIC on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2021. The Company utilized the Black-Scholes valuation model to value the September 2020, January 2021, and March 2021 warrants. The Black-Scholes model requires the use of several assumptions including the warrant exercise price, the term of the warrants, the risk-free rate, the underlying stock price, and the volatility of the underlying stock price. On

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
August 10, 2021, these warrants were replaced with the issuance of warrants with the rights to purchase 1,187,083 shares of Class A Common Stock at an exercise price of $10.00 per share and with the same expiration dates as the previous warrants. The number of shares and exercise prices were adjusted for down-round provisions in the original warrant agreements.
In conjunction with the issuance of additional notes payable to the same US-based investment firm on June 9, 2021 (see Note 10 (2), Notes Payable), the Company issued warrants to purchase up to 1,500,000 of Class A Common Stock with an exercise price of $10.00 per share and an expiration date 7 years from the date of issuance, which were adjusted for down-round provisions in the original warrant agreement. The Company determined the warrants are indexed to the Company’s own stock and, as such, meet the scope exception in accordance with ASC 815-40. Upon their issuance, the Company estimated the fair value of the warrants to be $5,125, which is recorded in APIC on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2021. The Company utilized the Black-Scholes valuation model to value the warrants.
In conjunction with the issuance of the Optional Notes on August 10, 2021 (see Note 10 (2), Notes Payable), the Company issued warrants to purchase up to 1,187,083 shares of Class A Common Stock with an exercise price per share of $10.00 per share and an expiration date of August 10, 2028. The fair value of the warrants was recorded in equity because the warrants meet the derivative accounting scope exception in ASC 815-40 for certain contracts involving an entity’s own stock. The Company estimated the fair value of the warrants to be $7,976, which is included in APIC on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2021. The Company utilized a Black-Scholes valuation model to value the August 10, 2021 warrants. The Black-Scholes model requires the use of several assumptions including the warrant exercise price, the term of the warrants, the risk-free rate, the stock price, and the volatility of the underlying stock price.
Upon the Closing of the Business Combination, the Company assumed 22,977,568 Public Warrants and 594,551 Private Warrants from PSAC. The Company also issued 80,000 Private Warrants to settle related party notes of PSAC (see Note 3, Business Combination). The Public Warrants are indexed to the Company’s own stock and, as such, meet the scope exception in accordance with ASC 815-40 to be classified in equity. The Private Warrants are classified as liabilities and the fair value is included in Other Liabilities, Less Current Portion on the unaudited Condensed Consolidated Balance Sheets. The Company valued the Private Warrants using a binomial lattice model. Inherent in a binomial lattice model are assumptions related to risk free rate, annual dividend yield, expected warrant life, and volatility of the Company's stock. The Company estimated the fair value of the Private Warrants to be $2,152 and $1,153 upon their assumption from PSAC on July 21, 2021 and as of September 30, 2021, respectively. Changes in the fair value of the Private Warrants are recorded in Change in Fair Value Measurements in the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Fair value measurements associated with the Private Warrants liabilities represent Level 3 valuations under the fair value hierarchy.
Obligation to Issue Registered Shares of Class A Common Stock
PSAC entered into a transaction services agreement, dated as of October 13, 2020 (and amended on October 28, 2020), pursuant to which Riverside Management Group (“RMG”) provided consulting and advisory services in connection with the Business Combination in exchange for (i) $10,000 in cash from PSAC at the closing of the Business Combination, (ii) 1,697,500 unregistered shares of Class A Common Stock with an equal amount of shares of common stock in PSAC being forfeited by the PSAC Sponsor for no consideration immediately prior to the Closing, and (iii) 690,000 unregistered shares of Class A Common Stock issued by the Company in conjunction with the closing of the Business Combination having a value equal to $6,900 and an attributed value of $10.00 per share.
On July 18, 2021, the Company entered into an omnibus transaction services fee agreement and acknowledgement (“Agreement and Acknowledgement”) with RMG. Pursuant to the Agreement and Acknowledgement, the Company will issue 2,387,500 registered shares of Class A Common Stock to the parties upon effectiveness of a registration statement covering these shares. As of September 30, 2021, the Company’s registration statement is not effective.
As the Agreement and Acknowledgement specified that delivery of these shares will occur upon effectiveness of a registration statement covering the shares, which is considered to be outside of the control of the Company, this obligation failed to qualify for equity treatment under ASC 815-40-25-10 and 25-14, and net cash settlement is assumed.
As a result, in conjunction with recording the assets and liabilities of PSAC on the closing of the Business Combination, the Company recorded a liability of $32,900 to issue registered shares of Class A Common Stock, with a corresponding amount recorded in APIC as transaction costs in the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2021, the

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
fair value of the liability was adjusted to $22,511 with a gain of $10,389 recorded in the Change in Fair Value Measurements in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
The Company used the probability-weighted expected return method (“PWERM”) to determine the fair value of the obligation to issue registered shares. The PWERM framework is a scenario-based methodology that estimates the fair value of obligation based upon an analysis of future values of the settlement of the obligation to issue shares, assuming various outcomes. The probability weightings assigned to certain potential scenarios were based on management’s assessment of the probability of settlement of the liability in cash or shares and an assessment of the timing of settlement. In the equity settlement scenario, the obligation valuation was based on the Company’s share price as of each valuation date. In the cash settlement scenario, the obligation valuation was based the cash payment that equates to the share price times total shares to be issued, discounted to each valuation date.
Fair value measurements associated with the obligation to issue shares represent Level 3 valuations under the fair value hierarchy.
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	September 30, 2021
	Level 1	Level 2	Level 3
Assets:
Money market funds	$570,000	$—	$—

Liabilities:
Notes payable	—	—	188,589
Private Warrants	—	—	1,153
Obligation to issue registered shares of Class A Common Stock	—	—	22,511

	December 31, 2020
	Level 1	Level 2	Level 3
Liabilities:
Related party notes payable	$—	$—	$32,949
Notes payable	—	—	59,742
The9 Conditional Obligation	—	—	1,128
The carrying amounts of the Company’s financial assets and liabilities, including cash, cash equivalents, restricted cash, deposits, and accounts payable approximate fair value because of their short-term nature or contractually defined value.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table summarizes the financial instruments carried at fair value:

	Related Party Notes Payable at Fair Value	Notes Payable at Fair Value	The9 Conditional Obligation	Private Warrants	Obligation to Issue Registered Shares of Class A Common Stock
Balance as of December 31, 2020	$32,949	$59,742	$1,128	$—	$—
Proceeds, net of original issuance discount	—	171,929	—	—	—
Original issue discount (1)	—	11,860	—	—	—
Consent fees	—	1,334	—	—	—
Transaction costs charged to interest expense	—	1,700	—	—	—
Warrant fair value charged to interest expense	—	1,988	—	—	—
Repayment of principal and liquidation premium	(27,593)	(48,210)	—	—	—
Conversion to equity	(5,518)	(52,473)	(2,863)	—	—
Proceeds allocated to equity classified warrants	—	(17,596)	—	—	—
Liabilities assumed in the Business Combination	—	—	—	2,152	32,900
Issuance of warrants	—	—	—	290	—
Changes in fair value measurements	162	58,315	1,735	(1,289)	(10,389)
Balance as of September 30, 2021	$—	$188,589	$—	$1,153	$22,511
(1) Original issue discount represents the amount withheld by the note payable holder upon issuance of the note which will be paid, in addition to the full note payable principal, to the lender upon maturity of the notes payable. The original issue discount is included in Change in Fair Value Measurements in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
9.    Related Party Notes Payable
The Company has been significantly funded by notes payable from related parties. These related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by the Company’s founder and former CEO.
In connection with the findings of the Special Committee Investigation, the Company found misclassifications in its Consolidated Financial Statements as of and for the year ended December 31, 2020, resulting in an understatement of related party notes payable and overstatement of notes payable by $32,952, an overstatement of accrued interest and understatement of related party accrued interest of $3,677, and an overstatement of interest expense and understatement of related party interest expense of $2,552. This also resulted in an understatement of payments of related party notes payable and overstatement of payments of notes payable of $1,652, an understatement of proceeds from related party notes payable and overstatement of proceeds from notes payable of $300 within the financing cash flows for the year ended December 31, 2020, and an inappropriate caption of the line item Conversion of customer deposit to notes payable that should have been referred to as Conversion of related party deposit to related party notes payable in the supplemental disclosure of non-cash financing activities for the same period. The effects of the misstatement also resulted in the understatement of the disclosure of the change in fair value of related party notes payable and overstatement of change in fair value of notes payable of $1,425 in Note 8, Fair Value Measurement. The misstatements did not affect any subtotals or totals on the Consolidated Balance Sheet as of December 31, 2020 and Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the year ended December 31, 2020. The Company concluded that such misstatements were not material to the previously issued financial statements, however, the Consolidated Balance Sheet as of December 31, 2020 and Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the year ended December 31, 2020 have been revised to correct for these misstatements.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Related party notes payable consists of the following:

Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance as of September 30, 2021	Fair Value Measurement Adjustments	Carrying Value as of September 30, 2021	Interest Expense for the Three Months Ended Sept. 30, 2021	Interest Expense for the Nine Months Ended Sept. 30, 2021
Related party notes –China(1)	Due on Demand	18.00%	$9,252	$—	$9,252	$864	$2,450
Related party notes – China various other	Due on Demand	0% coupon, 10.00% imputed	4,211	—	4,211	—	183
Total related party notes payable			$13,463	$—	$13,463	$864	$2,633
(1)As of September 30, 2021, the Company was in default on a related party note with a principal amount of $9,252.
The estimated fair value of the related party notes payable, which are not carried at fair value, using inputs from Level 3 under the fair value hierarchy, was $13,251 and $287,183 as of September 30, 2021 and December 31, 2020, respectively.
The Company settled select related party notes payable during the three months ended September 30, 2021 through the conversion of related party notes payable and accrued interest into Class A Common Stock just prior to the Business Combination and with a combination of cash payments and commitment to issue Class A Common Stock in settlement of outstanding principal plus accrued interest and conversion premiums pursuant to the closing of the Business Combination, as follows:

Note Name	Contractual Maturity Date	Contractual Interest Rates	Principal Balance at June 30, 2021 (pre-Closing)	Accrued Interest at Settlement	Fair Value Adjustment at Settlement	Cash Payment	Settlement with Commit-ment to Issue Class A Common Stock	Loss on Settlement for the Three and Nine Months Ended Sept. 30, 2021
Settlement prior to the Business Combination:
Related party note(2)	June 30, 2021	12.00%	$130,479	$29,958	$—	$—	$(160,437)	$—
Pursuant to the closing of the Business Combination:
Related party note(4)	June 30, 2021	12.00%	19,196	—	—	—	(19,196)	7,256
Related party note(4)	Due on Demand	15.00%	10,000	3,708	—	(13,708)	—	—
Related party notes – NPA tranche(3)(4)	October 9, 2021	10.00%	27,593	5,745	5,518	(27,593)	(11,262)	4,257
Related party notes – China various other(4)	Due on Demand	0% coupon, 10.00% imputed	774	—	—	—	(774)	292
Related party notes – China various other(4)	Due on Demand	8.99%	1,410	44	—	—	(1,454)	550
Related party notes – Other(4)	June 30, 2021	6.99%	4,160	—	—	—	(4,160)	1,572
Related party notes – Other(4)	June 30, 2021	8.00%	6,452	1,195	—	—	(7,647)	2,891
Related party notes – Other(4)	June 30, 2021	Various	8,440	819	—	—	(9,259)	3,500
Related party notes – Other(4)	Various	Various	1,760	378	—	—	(2,138)	808
Related party notes – Other(4)	June 30, 2021	8.00%	11,635	1,693	—	—	(13,328)	5,038
Subtotal settlements pursuant to the closing of the Business Combination			91,420	13,582	5,518	(41,301)	(69,218)	26,164
Total			$221,899	$43,540	$5,518	$(41,301)	$(229,655)	$26,164

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

(2)On April 9, 2021, the Company signed agreements with certain of its related party notes holders to convert their notes with principal amounts of $194,810 and accrued interest of $71,764 into the commitment to issue 20,420,248 shares of Class A Common Stock. Under the agreements, the notes ceased to accrue interest on March 31, 2021.

On May 13, 2021, related party notes payable with aggregate principal amounts of $90,869 and accrued interest of $43,490 were converted into the commitment to issue shares of Legacy FF convertible preferred stock. On July 21, 2021, the shares of Legacy FF were converted into 10,888,580 shares of Class A Common Stock upon the closing of the Business Combination.
Prior to the Business Combination, the Company converted related party notes payable with a principal amount of $130,479 and accrued interest of $29,958 into the commitment to issue 11,566,196 shares of Class A Common Stock.
(3)On April 29, 2019, the Company executed the Note Purchase Agreement (“NPA”) with U.S. Bank National Association, as the notes agent, and Birch Lake Fund Management, LP as the collateral agent. The aggregate principal amount that may be issued under the NPA was $200,000. Upon both a Company Preferred Stock offering and prepayment notice by the holder, or on the maturity date of the notes payable, the holder may elect to convert all of the outstanding principal and accrued interest of the notes payable, plus a 20.00% premium, into shares of Preferred Stock in the offering. The Company elected the fair value option for these notes payable. These related party notes payable were settled along with other related party notes payable with cash and shares, as detailed in the table above, as part of the Business Combination.
(4)As further described in Note 3, Business Combination, in conjunction with the closing of the Business Combination, the Company paid $41,301 in cash and a commitment to issue 6,921,814 shares of Class A Common Stock to settle related party notes payable principal amounts of $91,420 and accrued interest of $13,581. Where the Company converted related party notes payable into Class A Common Stock, the Company recorded a loss on settlement of the related party notes payable of $26,164 in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 due to converting the related party notes payable at $10.00 per share which was below the fair value of the stock on the date of conversion.
As part of the Business Combination, the Company assumed related party promissory notes of $500 and related party convertible notes of $300, which PSAC issued to certain related parties during 2021. The convertible related party notes were fair valued at $580 at the Closing Date. As part of the closing of the Business Combination, the Company issued 80,000 shares of Class A Common Stock and 80,000 Private Warrants to settle related party notes of PSAC with an aggregate principal amount of $800.
During the nine months ended September 30, 2021, the Company received $200 in proceeds from a related party in the form of a bridge loan, which was fully paid during the period. In addition, the Company repaid bridge loans received in December 2020 aggregating $424.
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of related party notes payable as of September 30, 2021 are as follows:

Due on demand	$13,463

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
10.    Notes Payable
The Company has entered into notes payable agreements with third parties, which consists of the following as of September 30, 2021:

Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Proceeds Allocated to Warrants	Net Carrying Value	Interest Expense for the Three Months Ended Sept. 30, 2021	Interest Expense for the Nine Months Ended Sept. 30, 2021
Notes payable – China various other(3)	Due on Demand	0.00%	$5,366	$—	$—	$5,366	$—	$—
March 1, 2021 Notes(1)	March 1, 2022	14.00%	55,000	5,076	(2,507)	57,569	1,962	4,536
August 26, 2021 Notes(1)	March 1, 2022	14.00%	30,000	1,402	—	31,402	393	393
PPP Loan	April 17, 2022	1.00%	9,168	—	—	9,168	23	68
June 9, 2021 Note 1 (2)	December 9, 2022	0.00%	20,000	10,079	(2,563)	27,516	—	—
June 9, 2021 Note 2 (2)	December 9, 2022	0.00%	20,000	7,402	(2,562)	24,840	—	—
August 10, 2021 Optional Notes(2)	February 10, 2023	15.00%	33,917	21,321	(7,976)	47,262	—	—
			$173,451	$45,280	$(15,608)	$203,123	$2,378	$4,997

Notes payable, current portion						$103,505
Notes payable, less current portion						99,618
Total notes payable						$203,123
(1)On March 1, 2021, the Company amended the NPA to permit the issuance of additional notes payable with principal amounts up to $85,000. On the same day, the Company entered into notes payable agreements with Ares for an aggregate principal of $55,000, receiving net proceeds of $51,510, inclusive of a 4.00% original issue discount and $90 of debt issuance costs paid directly by the lender. The notes payable are collateralized by a first lien on virtually all tangible and intangible assets of the Company and bear interest at 14% per annum. The notes payable mature on March 1, 2022.
In addition, in conjunction with the issuance of the notes payable, the Company committed to issue the Ares Warrants to the lender to purchase the Company’s Class A Common Stock no later than August 11, 2021, or if earlier, 15 days after consummation of the Business Combination. The warrants have a term of six years, be equal to 0.20% of the fully diluted capitalization of FFIE’s Class A Common Stock and have an exercise price of $10.00 per share. The commitment to issue the warrants meets the definition of a derivative, was accounted for as a liability, and will be marked to fair value at the end of each reporting period with changes in fair market value recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company determined the commitment to issue warrants was a liability as of March 1, 2021, and estimated the fair value of the warrants to be $5,000 using the Black-Scholes option-pricing model under two scenarios (see Note 8, Fair Value of Financial Instruments).
On August 5, 2021, the Company issued Ares warrants to purchase 670,092 shares of Class A Common Stock at an exercise price of $10.00 per share in satisfaction of this commitment. The warrants are exercisable at any time within six years of the issuance date. Upon their issuance, the warrants met all requirements for equity classification under the equity scope exception in ASC 815-40 as the number of shares underlying the warrants and their exercise price were fixed. Accordingly, the Company determined the fair value of the Ares Warrants to be $2,507 on August 5, 2021 and recorded the value as a discount to the Notes Payable and an increase in APIC in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2021.
On August 26, 2021, the Company exercised its option under the March 1, 2021 notes payable agreement with Ares to draw an additional principal amount of $30,000, receiving net proceeds of $29,913, inclusive of $87 of debt issuance costs paid directly by the lender.
The notes payable are collateralized by a first lien on virtually all tangible and intangible assets of the Company, bear interest at 14% per annum and mature on March 1, 2022. As the August 26, 2021 Notes mature in less than one year, according to the terms of the amended NPA, the Company expects to repay them with a payment premium of 14% (“Payment Premium”). The

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Company has elected the fair value option to value the notes as the notes include features, such as a contingently exercisable put option, which meet the definition of an embedded derivative.
Upon the closing of the Business Combination, the cash requirement prescribed in the NPA increased from $5,000 to $25,000. The Company has classified $25,000 as Restricted Cash on its unaudited Condensed Consolidated Balance Sheet as of September 30, 2021.
On February 25, 2022, the Company paid $96,921 in cash to settle the March 1, 2021 Notes and the August 26, 2021 Notes with principal amount of $85,000, accrued interest of $9,856 and Payment Premium of $2,065.

March 1, 2021 Notes
Outstanding principal	$55,000
Accrued interest	4,536
Interest expense for the three months ended September 30, 2021	1,962
Interest expense for the nine months ended September 30, 2021	4,536
Original issue discount	3,490
Debt issuance costs	315
Principal payments	—
Interest payments	—
Net proceeds	51,510

August 26, 2021 Notes
Outstanding principal	$30,000
Accrued interest	393
Interest expense for the three months ended September 30, 2021	393
Interest expense for the nine months ended September 30, 2021	393
Original issue discount	—
Debt issuance costs	87
Principal payments	—
Interest payments	—
Net proceeds	29,913
(2)On June 9, 2021, the Company amended the NPA to permit the issuance of two notes payable, each with a principal value of $20,000 (“June 2021 Notes”), to a US-based investment firm. The Company received net proceeds of $35,603 as part of the June 2021 Notes inclusive of $4,200 of original issue discount and $197 of debt issuance costs paid by the lender. The June 2021 Notes are subordinate to the notes payable issued to Ares on March 1, 2021 and August 26, 2021 (see (1) above) and senior in priority to the notes payable issued under the NPA prior to September 9, 2020. The June 2021 Notes mature on December 9, 2022, and do not bear interest unless extended beyond its maturity date by the US-based investment firm, in which case, the June 2021 Notes will bear interest at 10% per annum starting upon their original maturity. Each of the June 2021 Notes are subject to an original issue discount of 8% and 13%, respectively. One of the June 2021 Notes with a principal amount of $20,000, contains a conversion premium that, within a year from a Qualified SPAC Merger, the then outstanding principal and accrued interest of the notes playable plus a 30% premium may convert into Class A Common Stock of the Company, at the election of the US-based investment firm.
In conjunction with the issuance of the June 2021 Notes, the Company issued warrants to the US-based investment firm to purchase up to 1,500,000 shares of the Company’s Class A Common Stock for $10.00 per share and an expiration date of June 9, 2028, which were adjusted for down-round provisions in the original warrant agreements. The fair value of the warrants of $5,125 upon issuance was recorded in APIC (see Note 8, Fair Value of Financial Instruments).
As part of the amendment to the NPA from June 9, 2021, on or prior to the 12-month anniversary of the Qualified SPAC Merger, the US-based investment firm has the option to purchase additional notes for up to $40,000 and if drawn, would be subject to similar original issue discounts, warrant provisions, and conversion premiums as the June 2021 Notes. The warrants issued with the June 2021 Notes and the Optional Notes, along with the notes previously issued to the same lender, are provided

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
with anti-dilution protection. The US-based investment firm has not elected to convert the Optional Notes to Class A Common Stock and they are outstanding as of September 30, 2021.
On August 10, 2021, in accordance with the NPA, the US-based investment firm exercised its option to purchase optional notes (“Optional Notes”) with principal of $33,917, whose option was in conjunction with the original September 9, 2020, January 13, 2021 and March 12, 2021 Notes Payable. The Company received net proceeds of $30,375, which is the total principal amount of $33,917 net of 8% original issue discount and $828 of issuance costs. The Optional Notes bear interest at 15% beginning December 2021 and have a maturity date of February 10, 2023. The Optional Notes are convertible at the option of the holder with a conversion price of $10.00 per share. The Optional Notes contain a conversion premium, effective until August 10, 2022, according to which the outstanding principal and accrued interest of the notes payable at the time of liquidation plus a 30% premium are convertible into shares of Class A Common Stock. The Company elected the fair value option to measure the Optional Notes (see Note 8, Fair Value of Financial Instruments).
In conjunction with the issuance of the Optional Notes, the Company issued the US-based investment firm warrants to purchase up to 1,187,083 shares of Class A Common Stock with an exercise price of $10.00 per share. The warrants are exercisable within seven years of their original issuance dates. The fair value of the warrants of $7,976 upon issuance was recorded in APIC (see Note 8, Fair Value of Financial Instruments).
Subsequent to the balance sheet date, in January 2022, the Company defaulted on the Optional Notes. The holders of the Optional Notes have waived the default.

June 9, 2021 Note 1:
Outstanding principal	$20,000
Accrued interest	—
Interest expense for the three months ended September 30, 2021	—
Interest expense for the nine months ended September 30, 2021	—
Original issue discount	1,600
Debt issuance costs	197
Principal payments	—
Interest payments	—
Net proceeds	18,203

June 9, 2021 Note 2:
Outstanding principal	$20,000
Accrued interest	—
Interest expense for the three months ended September 30, 2021	—
Interest expense for the nine months ended September 30, 2021	—
Original issue discount	2,600
Debt issuance costs	—
Principal payments	—
Interest payments	—
Net proceeds	17,400

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

August 10, 2021 Optional Notes:
Outstanding principal	$33,917
Accrued interest	—
Interest expense for the three months ended September 30, 2021	—
Interest expense for the nine months ended September 30, 2021	—
Original issue discount	2,714
Debt issuance costs	828
Principal payments	—
Interest payments	—
Net proceeds	30,375
(3)On January 15, 2021, the Company borrowed $102 from a Chinese lender. The unsecured note payable is payable on demand and does not have a stated interest rate.
The Company settled select notes payable during the three months ended September 30, 2021 through the conversion of notes payable into Class A Common Stock just prior to the Business Combination and a combination of cash payments and the commitment to issue Class A Common Stock in settlement of outstanding principal plus accrued interest and conversion premiums pursuant to the closing of the Business Combination, as follows:

Note Name	Contractual Maturity Date	Contractual Interest Rates	Principal balance at June 30, 2021	Accrued Interest at Settlement	Fair Value Adjustment at Settlement	Cash Payment	Settlement with commit-ment to issue Class A Common Stock	Loss on Settlement for the Three and Nine Months Ended Sept. 30, 2021
Settlement prior to the Business Combination:
Note payable(8)	Various	12.00%	$56,000	$17,177	$—	$—	$(73,177)	$—
Notes payable(8)	June 30, 2021	12.00%	19,100	6,098	—	—	(25,198)	—
Subtotal settlements just prior to the closing of the Business Combination			75,100	23,275	—	—	(98,375)	—
Pursuant to the closing of the Business Combination:
Notes payable (NPA)(9)	October 6, 2021	10.00%	17,636	3,613	3,527	(17,636)	(7,141)	2,699
January 13 and March 8, 2021 Notes(4)(9)	October 6, 2021	Various	9,350	82	4,301	(11,582)	(2,151)	813
January 13 and March 12, 2021 Notes(5)(9)	October 6, 2021	0.00%	18,250	—	5,475	—	(23,725)	8,968
Note payable(6)(9)	October 6, 2021	12.75%	15,667	—	4,700	—	(20,367)	7,698
Note payable(7)(9)	March 9, 2022	0.00%	15,667	270	6,110	(18,992)	(3,055)	1,155
Notes payable – China(7)(9)	Various Dates in 2021	6.00%	4,917	757	—	—	(5,674)	2,145
Notes payable – China(7)(9)	Due on Demand	9.00%	3,715	2,713	—	—	(6,428)	2,430
Subtotal settlements pursuant to the closing of the Business Combination			85,202	7,435	24,113	(48,210)	(68,541)	25,908
Total			$160,302	$30,710	$24,113	$(48,210)	$(166,916)	$25,908
(4)On January 13, 2021, the Company amended the NPA to permit the issuance of additional secured convertible notes payable and issued $3,750 of notes payable to Birch Lake (“BL Notes”), receiving net proceeds of $3,285, inclusive of a 6.50% original issue discount, and $225 of debt issuance costs paid directly by the lender. The additional secured convertible notes payable accrue interest at 8% per annum. The BL Notes contained a liquidation premium that ranges from 35% to 45% depending on the timing of settlement, with 50% of this premium convertible into equity. The Company determined that the feature to settle the BL Notes at a premium upon the occurrence of a default, change in control, or a Qualified SPAC Merger was a contingently exercisable put option with a liquidation premium and represents an embedded derivative. The Company elected the fair value option to measure this note payable (see Note 8, Fair Value of Financial Instruments).

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
On March 8, 2021, the Company entered into a notes payable agreement under the NPA with Birch Lake for total principal of $5,600, receiving net proceeds of $4,933, net of a 6.50% original issue discount and $307 of debt issuance costs paid directly by the lender. The notes payable accrued interest at 15.75% per annum. The notes payable contain a liquidation premium that ranges from 42% to 52% depending on timing of settlement, with 50% of this premium convertible into equity. The Company determined that the feature to settle the notes payable at a premium upon the occurrence of a default, change in control, or a Qualified SPAC Merger was a contingently exercisable put option with a liquidation premium and represents an embedded derivative. The Company elected the fair value option to measure these notes payable (see Note 8, Fair Value of Financial Instruments).

January 13 and March 8, 2021 Notes
Outstanding principal	$—
Accrued interest	—
Interest expense for the three months ended September 30, 2021	82
Interest expense for the nine months ended September 30, 2021	632
Original issue discount recorded in interest expense	600
Debt issuance costs recorded in interest expense	532
Principal payments	9,350
Interest payments	632
Net proceeds	8,218
(5)On January 13, 2021, the Company entered into a notes payable agreement under the NPA, (“January 13 Notes”) with a US-based investment firm for total principal of $11,250, receiving net proceeds of $9,870, net of an 8% original issue discount and $480 of debt issuance costs paid directly by the lender. The note payable is collateralized by a first lien on virtually all tangible and intangible assets of the Company and bears interest at 0% per annum. On March 12, 2021, the Company and the US-based investment firm entered into a notes payable agreement (“March 12 Notes”) for an aggregate principal amount of $7,000, receiving net proceeds of $6,440, net of an 8% original issue discount. The terms of this note payable are the same as the note payable issued on January 13, 2021. The January 13 Notes and March 12 Notes were automatically converted into 2,372,500 shares of Class A Common Stock at an amount equal to 130% of all outstanding principal, accrued and unpaid interest and accrued original issue discount under the notes pursuant to the closing of the Business Combination and the notes and interest were deemed satisfied in full and terminated. The Company elected the fair value option for these note payable because the inclusion of a conversion feature that allowed the lenders to convert the notes payable into Class A Common Stock after the closing of the Business Combination.
In conjunction with the issuance of the January 13 Notes and March 12 Notes, the Company issued warrants to purchase 38,182 shares of the Class A Common Stock with an exercise price of $19.25 per share and 306,228 shares of the Company’s Class A Common Stock with an exercise price of $19.18 per share, respectively. The warrants were issued with a term of seven years and are subject to certain down-round adjustments. The Company recorded the fair value of the warrants in APIC in accordance with the derivative accounting scope exception in ASC 815 for certain contracts involving an entity’s own stock. The Company estimated the fair value of the warrants to be $1,988 using the Black-Scholes option-pricing model (see Note 8, Fair Value of Financial Instruments). On August 10, 2021, these warrants, along with warrants to purchase 272,730 shares of Class A Common Stock that were issued on September 9, 2020, were replaced with the issuance of warrants to purchase 1,187,083 of the Company’s Class A Common Stock at an exercise price of $10.00 per share, as adjusted by down-round provisions contained in the warrant agreement. The replacement warrants have the same expiration dates as the warrants they replaced.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

January 13 and March 12, 2021 Notes:
Outstanding principal	$—
Accrued interest	—
Interest expense for the three months ended September 30, 2021	—
Interest expense for the nine months ended September 30, 2021	—
Original issue discount	1,460
Debt issuance costs recorded in interest expense	480
Principal payments	18,250
Interest payments	—
Net proceeds	16,310
(6)On January 13, 2021, the Company amended the NPA to increase the principal amount of its September 9, 2020 $15,000 note payable with a US-based investment firm by $667. The Company received no cash proceeds as the increase in principal was used to pay a consent fee to the US-based investment firm. The Company recorded the consent fee in Interest Expense on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2021. The consent fee permitted the issuance of additional notes payable to the US-based investment firm of $11,250 and $7,000, as described in (3) above.
(7)On January 13, 2021, the Company amended the NPA to issue an additional note to Birch Lake, with the same terms as its $15,000 note payable to Birch Lake, in the amount of $667. The Company received no cash proceeds as the additional note was used to pay a consent fee to Birch Lake. The Company recorded the consent fee in Interest Expense on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2021. The consent fee permitted the issuance of additional notes payable to Birch Lake of $3,750 and $5,600, as described in (2) above.
(8)Conversion of Notes Payable
Just prior to the Business Combination, the Company converted notes payable with an aggregate principal balance of $75,100 and accrued interest of $23,275 into 7,823,306 shares of Class A Common Stock.
(9)Closing of the Business Combination
As further described in Note 3, Business Combination, in conjunction with the closing of the Business Combination, the Company paid $48,210 in cash and a commitment to issue 6,854,013 shares of Class A Common Stock to settle notes payable principal amounts of $85,202 and accrued interest of $7,435. Where the Company converted notes payable into Class A Common Stock, the Company recorded a loss on settlement of the notes payable of $25,908 in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 due to converting the notes payable at $10.00 per share which was below the fair value of the stock on the date of conversion.
Fair Value of Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s notes payable not carried at fair value, using inputs from Level 3 under the fair value hierarchy, was $14,429 and $105,610 as of September 30, 2021 and December 31, 2020, respectively.
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of September 30, 2021 are as follows:

Due on demand	$5,366
2021	—
2022	134,168
2023	33,917
$173,451

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
11.    Vendor Payables in Trust
On April 29, 2019, Legacy FF established the Faraday Vendor Trust (“Vendor Trust”), with the intention to stabilize its supplier base by providing suppliers with the ability to exchange their unsecured trade receivables for secured trust interests. Repayment of the trust interests is governed by a Trade Receivables Repayment Agreement dated as of April 29, 2019 (“Trade Receivables Repayment Agreement”). All interests in the Vendor Trust were collateralized by a first lien, with third payment priority, in agreement with applicable intercreditor arrangements, on virtually all tangible and intangible assets of Legacy FF. The applicable interest rate for the vendor trust principal balance is 6.00%, calculated daily from the date of contribution and is non-compounding. Management determined that the economic substance of the obligations under the Vendor Trust is an in-substance financing.
A total of $102,950 and $111,574 of Legacy FF’s trade payables have been included in the Vendor Trust as of the Closing Date and December 31, 2020, respectively. Accrued interest related to the Vendor Trust totaled $13,341 and $11,840 as of the Closing Date and December 31, 2020, respectively. The Vendor Trust also includes approximately $8,380 of purchase orders as of the Closing Date related to goods and services yet to be received (“Future Work”). These vendors did not contribute any receivables into the Vendor Trust related to the Future Work, as the goods and services are to be received at a future date. As such, the Company may cancel the vendor’s interest in the Vendor Trust related to these purchase orders until such time that the vendors begin to fulfil the requested goods and services.
On October 30, 2020, the agreement governing the Vendor Trust (the “Vendor Trust Agreement”) was modified to add a conversion feature to allow the secured interests in the Vendor Trust to convert into PSAC shares if a Qualified SPAC Merger (as defined in the Vendor Trust Agreement) occurs. Management accounted for this modification as an extinguishment because the conversion feature was considered substantive, as the conversion feature was considered to be reasonably possible to be exercised. The conversion feature did not require bifurcation because it is clearly and closely related to the host instrument, since the conversion does not involve a substantial premium or discount. Accretion of the discount created from the gain recorded on extinguishment of $1,350 was recorded in Interest Expense in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2021. The Vendor Trust carrying value was $110,224, net of remaining discounts, as of December 31, 2020.
On March 1, 2021, the maturity date of the secured trust interests in the Vendor Trust was extended to the closing of a Merger Agreement.
Termination of Interests in the Vendor Trust
On June 4, 2021, the Company entered into an agreement with a vendor with an interest in the Vendor Trust for future services. The Company and the vendor agreed to forgive $14,166 relating to a portion of the total Future Work outstanding instead of converting these interests to equity upon the close of the Business Combination. In addition, it was agreed to terminate and forgive $1,901 of the vendor’s interest for work performed, resulting in a gain of $1,731.
On June 7, 2021, the Company entered into agreements with two vendors and settled in cash part of their interest in the Vendor Trust aggregating $5,367. The vendors’ remaining interests were settled along with the outstanding interests in the Vendor Trust as part of the close of the Business Combination.
On July 12, 2021, the Company entered into an agreement with a vendor to cancel the vendor’s interests in the Vendor Trust totaling $1,167 and instead transferring them to accounts payable to be repaid in cash as part of the ordinary course of business.
At the Closing Date of the Business Combination, the Company settled the outstanding payables in the Vendor Trust and accrued interest, by paying $22,355 in cash and the commitment to issue 9,618,542 shares of Class A Common Stock. The Company recorded a loss on settlement of the Vendor Trust, and accrued interest thereon, of $41,776 in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 due to the payment of an exit fee of $2,250, as required by the Vendor Trust Agreement, and converting the beneficial interests in the Vendor Trust at $10.00 per share which was below the fair value of the stock on the date of conversion.
The Company committed to issue 838,040 shares of Class A Common Stock to settle Future Work, which were recorded as deposits in the amount of $8,380 as of the Closing Date of the Business Combination.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Through the payments and issuances of shares for outstanding payables, accrued interest, and Future Work, the Company settled the outstanding interests in the Vendor Trust.
12.    Commitments and Contingencies
The Palantir License
In July 2021, the Company and Palantir entered into a master agreement that sets forth the terms of the Palantir’s platform hosting arrangement which is expected to be used as a central operating system for data. Subsequent to entering into this arrangement, Palantir invested $25,000 in the Company through the PIPE Financing and became a shareholder of the Company. Under the platform hosting agreement, the Company committed to pay a total of $47,000 as hosting fees over a six-year term, $3,000 of which was paid in the three months ended September 30, 2021. The software will be cloud hosted for the entirety of the subscription term and the Company cannot take possession of the software. Accordingly, the Company determined that the subscription agreement represents a hosting arrangement that is a service contract. The Company amortizes the hosting costs on a straight-line basis over the agreement term.
Legal Matters
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, while the outcome of any such claims and disputes cannot be predicted with certainty, the ultimate liability in connection with these matters is not expected to have a material adverse effect on the Company’s results of operations and cash flows.
As of September 30, 2021 and December 31, 2020, the Company had accrued contingent liabilities of $13,730 and $6,025, respectively, for potential financial exposure related to ongoing legal matters primarily related to breach of contracts and employment matters which are deemed both probable of loss and reasonably estimable. As of September 30, 2021, the accrual related to five legal matters which were recorded in the amount of $13,730 in Accrued Expenses and Other Current Liabilities on the unaudited Condensed Consolidated Balance Sheets. As of December 31, 2020, the accrual related to four legal matters which were recorded in the amounts of $5,025 and $1,000 in Accrued Expenses and Other Current Liabilities and in Other Liabilities, Less Current Portion on the unaudited Condensed Consolidated Balance Sheets, respectively. In January 2022, the Company settled a litigation which is included in the contingent liabilities accrual as of September 30, 2021 and December 31, 2020 by agreeing to pay $1,800 in cash in January 2022 and an additional $3,400 plus 5% interest in October 2022.
In July 2021, the Company settled a legal matter with a former employee for $2,850 in cash and issued stock options to purchase 847,800 shares of Class A Common Stock at an exercise price of $2.55 per share (“Settlement Options”) and a grant date fair value of $8,459. The Settlement Options vested 21 days after the Closing Date of the Business Combination. As part of the settlement agreement, no party admitted or acknowledged the existence of any liability or wrongdoing and all claims, including those asking for damages, were voluntarily dismissed. As of December 31, 2020, the Company accrued $5,000 related to this matter and upon reaching the settlement in June 2021, recorded an incremental loss of $6,309 in general and administrative expense in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ending September 30, 2021.
For the three and nine months ending September 30, 2021, the Company recorded an incremental loss of: (i) $7,431 related to an outstanding legal dispute for breach of a loan contract with the plaintiff seeking damages; (ii) $4,200 related to a legal dispute for breach of lease under which the Company was named a co-defendant in a civil action case with the plaintiff seeking damages including unpaid rent, future unpaid rent, unpaid expenses, and unpaid taxes related to the lease, which was settled in January 2022, pursuant to which the Company agreed to pay $1,800 in cash in January 2022 and an additional $3,400 plus 5% interest in October 2022; and (iii) $1,074 related to an outstanding legal dispute for breach of service contract with the plaintiff seeking damages including late payments.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
13.    Stockholders’ Equity (Deficit)
The number of authorized, issued and outstanding stock, as recast, were as follows:

	September 30, 2021
	Authorized Shares	Issued Shares	Shares to be Issued Under the Commitment to Issue Shares	Total Issued and to be Issued Shares
Preferred Stock	10,000,000	—	—	—
Class A Common Stock	750,000,000	134,795,128	121,637,679	256,432,807
Class B Common Stock	75,000,000	—	64,000,588	64,000,588
	835,000,000	134,795,128	185,638,267	320,433,395

	December 31, 2020
	Authorized Shares	Issued Shares	Shares to be Issued Under the Commitment to Issue Shares	Total Issued and to be Issued Shares
Preferred Stock, as recast	10,000,000	—	—	—
Class A Common Stock, as recast	750,000,000	93,099,596	—	93,099,596
Class B Common Stock, as recast	75,000,000	64,000,588	—	64,000,588
	835,000,000	157,100,184	—	157,100,184
Commitment to Issue Class A and Class B Common Stock
Former stockholders and noteholders of Legacy FF are required to submit a signed company share letter of transmittal or converting debt letter of transmittal along with a lock-up agreement to the Company’s transfer agent in order for shares of the Company to be issued in their name in exchange for their shares in, notes from, vendor trust or other supplier agreements with, Legacy FF. As of September 30, 2021, the Company’s transfer agent has issued 134,795,128 legally outstanding shares. Until the holder of the right to receive shares of the Company’s Class A Common Stock is issued shares, that holder does not have any of the rights of a stockholder.
Since September 30, 2021 and through the issuance of these Condensed Consolidated Financial Statements, the Company issued 103,480,736 shares of Class A Common Stock and 64,000,588 shares of Class B Common Stock related to the commitment to issue shares.
Amendment to the Company’s Certificate of Incorporation
On the Closing Date of the Business Combination, the Company’s shareholders adopted the Company’s Second Amended and Restated Certificate of Incorporation. The amendment set forth the rights, privileges, and preferences of the Company’s Class A Common Stock and Class B Common Stock (collectively “Common Stock”). The amendment authorizes the issuance of 10,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company’s Board of Directors are empowered, without stockholder approval, to issue the Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock; provided that any issuance of Preferred Stock with more than one vote per share will require the prior approval of the holders of a majority of the outstanding shares of Class B Common Stock.
Voting
The holders of Class A Common Stock and Class B Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders until the occurrence of a Qualifying Equity Market Capitalization, following

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
which holders of Class B Common Stock shall be entitled to ten votes per share and shall continue to be entitled to ten votes per share regardless of whether the Qualifying Equity Market Capitalization shall continue to exist or not thereafter.
A “Qualifying Equity Market Capitalization” is defined as at the end of any 20 consecutive trading days, the Company has a volume weighted average total equity market capitalization of at least $20,000,000 as determined by multiplying the average closing sale price per share of Class A Common Stock on the NASDAQ at the time of determination by the then total number of issued shares of Class A Common Stock, Class B Common Stock and other shares of the Company.
Conversion
Shares of Class B Common Stock have the right to convert into shares of Class A Common Stock at any time at the rate of one share of Class A Common Stock for one share of Class B Common Stock. Class A Common Stock does not have the right to convert into Class B Common Stock.
Liquidation
In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the shares of the Common Stock shall be entitled to receive all the remaining assets of the Corporation available for distribution to its stockholders, ratably in proportion to the number of shares of the Common Stock held by them.
Conversion of Related Party Notes Payable and Notes Payable Prior to the Business Combination
On May 13, 2021, related party notes payable with aggregate principal amounts of $90,869 and accrued interest of $43,490 were converted into shares of Legacy FF convertible preferred stock and on July 21, 2021, the convertible preferred stock was converted into a commitment to issue 10,888,580 shares of Class A Common Stock upon the Closing of the Business Combination.
Prior to the Business Combination, the Company converted: (i) related party notes payable with a principal amount of $130,479 and accrued interest of $29,958 into a commitment to issue 11,566,196 shares of Class A Common Stock; and (ii) notes payable with a principal balance of $75,100 and accrued interest of $23,275 into a commitment to issue 7,823,306 shares of Class A Common Stock.
Conversion of Liabilities as Part of the Business Combination
In conjunction with the closing of the Business Combination, the Company paid $139,557 in cash and committed to issue 24,464,994 shares of Class A Common Stock to settle liabilities of the Company and to compensate active and former employees, as further described in Note 3, Business Combination.
Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of September 30, 2021 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Public Warrants	22,977,568	$11.50	July 21, 2026
Private Warrants(1)	674,551	$11.50	July 21, 2026
Other warrants	4,544,258	$10.00	Various through August 10, 2028
Total	28,196,377
(1) The Private Warrants are recorded in Other Liabilities, less Current Portion in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2021.
14.    Stock-Based Compensation

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
2021 SI Plan
In July 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 SI Plan”). The 2021 SI Plan allows the Board of Directors to grant up to 49,573,570 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for the Company’s Class A Common Stock to employees, directors, and non-employees. The number of shares of Class A Common Stock available under the 2021 SI Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022, and continuing until (and including) the calendar year ending December 31, 2031. Annual increases are equal to the lesser of (i) 5 percent of the number of shares of Class A Common Stock issued and outstanding on December 31 of the immediately preceding fiscal year and (ii) an amount determined by the Board of Directors. As of the effective date of the 2021 SI Plan, no further stock awards have been or will be granted under the EI Plan or STI Plan. As of September 30, 2021, there were no awards issued under the 2021 SI Plan.
As of September 30, 2021, the Company had 49,573,570 shares of Class A Common Stock available for future issuance under its 2021 SI Plan.
EI Plan
On February 1, 2018, the Board of Directors adopted the Equity Incentive Plan (“EI Plan”), under which the Board of Directors authorized the grant of up to 42,390,000 incentive and nonqualified stock options, restricted stock, unrestricted stock, restricted stock units, and other stock-based awards for Legacy FF’s Class A Ordinary Stock to employees, directors, and non-employees.
On the Closing Date and in connection with the Business Combination, each of the Legacy FF’s outstanding options under the EI Plan immediately prior to the closing of the Business Combination remained outstanding and converted into the right to purchase the Company’s Class A Common Stock based on the Exchange Ratio.
A summary of the Company’s stock option activity under the EI Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	30,488,300	$2.45	8.75	$885
Granted	5,287,031	4.74
Exercised	(2,695,995)	2.30
Cancelled/forfeited	(941,576)	3.52
Outstanding as of September 30, 2021	32,137,760	$2.82	8.01	$213,995
The weighted-average assumptions used in the Black-Scholes option pricing model for awards granted during the nine months ended September 30, 2021 are as follows:

Risk-free interest rate:	0.79%
Expected term (in years):	6.05
Expected volatility:	42.10%
Dividend yield:	0.00%
As of September 30, 2021, the total remaining stock-based compensation expense for unvested stock options was $14,970, which is expected to be recognized over a weighted average period of 3.09 years.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
STI Plan
The Special Talent Incentive Plan (“STI Plan”) allows the Board of Directors to grant up to 14,130,000 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for Legacy FF’s Class A Ordinary Stock to employees, directors, and non-employees.
The STI Plan does not specify a limit on the number of stock options that can be issued under the plan. Per the terms of the STI Plan, the Company must reserve and keep available a sufficient number of shares to satisfy the requirements of the STI Plan.
On January 27, 2021, in conjunction with entering into a service agreement with its lessor of the facility located in Hanford, California, the Company issued 399,553 fully-vested options with an exercise price of $2.767 per share. In the event that the intrinsic value of the option is less than the accrued outstanding rent payments of $947 upon close of the Business Combination, the Company will pay the lessor the difference in a single cash payment, otherwise, the accrued outstanding rent will be deemed paid. Upon close of the Business Combination, the intrinsic value of the option was more than the accrued outstanding rent payments and therefore the accrued outstanding rent was deemed paid.
On the Closing Date and in connection with the Business Combination, each of the Company’s outstanding options under the STI Plan immediately prior to the closing of the Business Combination remained outstanding and converted into the right to purchase Class A Common Stock equal to the number of shares subject to such option multiplied by the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such option divided by the Exchange Ratio.
A summary of the Company’s stock option activity under the STI Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	6,490,208	$2.49	9.26	$1,174
Granted	5,516,399	7.82	—	—
Exercised	(1,630,925)	2.54	—	—
Cancelled/forfeited	(846,200)	2.67	—	—
Outstanding as of September 30, 2021	9,529,482	$5.55	8.27	$39,171
The Company has elected to use the contractual term of non-employee options awarded under the STI Plan as the expected term. The weighted-average assumptions used in the Black-Scholes option pricing model for awards granted during the nine months ended September 30, 2021 are as follows:

Risk-free interest rate:	1.39%
Expected term (in years):	9.06
Expected volatility:	35.86%
Dividend yield:	0.00%
As of September 30, 2021, the total remaining stock-based compensation expense for unvested stock options was approximately $7,860, which is expected to be recognized over a weighted average period of approximately 4.07 years.
The following table presents stock-based compensation expense included in each respective expense category in the unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three and nine months ended September 30, 2021:

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Research and development	$1,879	$933
Sales and marketing	538	215
General and administrative	2,636	2,267
	$5,053	$3,415

	Nine Months Ended September 30,
	2021	2020
Research and development	$2,873	$2,493
Sales and marketing	847	633
General and administrative	4,801	3,940
	$8,521	$7,066
Restricted Stock Awards
On July 21, 2021, in connection with the Closing of the Business Combination, the Company issued 1,404,459 restricted stock awards with a grant date fair value of $13.78 per share as a bonus to employees and other service providers. The restricted stock awards vest 90 days from the grant date. As of September 30, 2021, 40,441 of these restricted stock awards had been forfeited.
The following table presents stock-based compensation expense included in each respective expense category in the unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three and nine months ended September 30, 2021:

Restricted stock awards for employee bonus, net	Three and Nine Months Ended September 30,
	2021	2020
Research and development	$6,061	$—
Sales and marketing	1,797	—
General and administrative	6,762	—
	$14,620	$—
As of September 30, 2021, the total remaining stock-based compensation expense for unvested restricted stock awards was $3,997, which is expected to be recognized during the fourth quarter of 2021.
15.    Net Loss per Share
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares issued and shares to be issued under the commitment to issue shares, as these shares are issuable for no consideration.
Diluted net loss per share attributable to common stockholders adjusts the basic net loss per share attributable to common stockholders and the weighted-average number of shares issued and shares to be issued under the commitment to issue shares for potentially dilutive instruments.
The net loss per common share was the same for the Class A and Class B Common Stock because they are entitled to the same liquidation and dividend rights and are therefore, combined on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020.
Because the Company reported net losses for all periods presented, all potentially dilutive Common Stock equivalents were determined to be antidilutive for those periods and have been excluded from the calculation of net loss per share.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share as of the following dates:

	September 30, 2021	September 30, 2020
Stock-based compensation awards – EI Plan	32,137,760	26,624,013
Stock-based compensation awards – STI Plan	9,529,482	6,180,497
Restricted stock awards	1,364,018	—
Public Warrants	22,977,568	—
Private Warrants	674,551	—
Other warrants	4,544,258	272,729
Convertible notes payable	9,009,210	—
Total	80,236,847	33,077,239
16.    Subsequent Events
Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited Condensed Consolidated Financial Statements.
Special Committee Investigation
As previously disclosed on November 15, 2021, the Company’s Board of Directors (the “Board”) established a special committee of independent directors (“Special Committee”) to investigate allegations of inaccurate Company disclosures, including those made in an October 2021 short seller report and whistleblower allegations, which resulted in the Company being unable to timely file its third quarter 2021 Quarterly Report on Form 10-Q, Annual Report on Form 10-K for the year ended December 31, 2021 and amended Registration Statement on Form S-1 (File No. 333-258993). The Special Committee engaged outside independent legal counsel and a forensic accounting firm to assist with its review. On February 1, 2022, the Company announced that the Special Committee completed its review. On April 14, 2022, the Company announced the completion of additional investigative work based on the Special Committee’s findings, which were performed under the direction of the Executive Chairperson, reporting to the Audit Committee. In connection with the Special Committee’s review and subsequent investigative work, the following findings were made:

•In connection with the Business Combination, statements made by certain Company employees to certain investors describing the role of Yueting (“YT”) Jia, the Company’s founder and former CEO, within the Company were inaccurate, and his involvement in the management of the Company post-Business Combination was more significant than what had been represented to certain investors.
•The Company’s statements leading up to the Business Combination that it had received more than 14,000 reservations for the FF 91 vehicle were potentially misleading because only several hundred of those reservations were paid, while the others (totaling 14,000) were unpaid indications of interest.
•Consistent with the Company’s previous public disclosures regarding identified material weaknesses in its internal control over financial reporting, the Company’s internal control over financial reporting requires an upgrade in personnel and systems.
•The Company’s corporate culture failed to sufficiently prioritize compliance.
•Mr. Jia’s role as an intermediary in leasing certain properties which were subsequently leased to the Company was not disclosed in the Company’s corporate housing disclosures.
•In preparing the Company’s related party transaction disclosures, the Company failed to investigate and identify the sources of loans received from individuals and entities associated with Company employees.

In addition, certain individuals failed to fully disclose to individuals involved in the preparation of the Company’s SEC filings their relationships with certain related parties and affiliated entities in connection with, and following, the Business Combination, and failed to fully disclose relevant information, including but not limited to, information in connection with related parties and corporate governance to the Company’s independent registered public accounting firm

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
PricewaterhouseCoopers LLP. Further, certain individuals failed to cooperate and withheld potentially relevant information in connection with the Special Committee investigation.

Based on the results of the investigation, the Special Committee concluded that, except as described above, other substantive allegations of inaccurate FF disclosures that it evaluated, were not supported by the evidence reviewed.
Based on the results of the Special Committee investigation and subsequent investigative work described above, the Board approved the following remedial actions:

•certain remedial actions designed to enhance oversight and corporate governance of the Company, namely the following:
•the appointment of Susan Swenson, a member of the Board, to the newly created position of Executive Chairperson of FF;
•Carsten Breitfeld, FF’s Chief Executive Officer, reporting directly to Ms. Swenson and receiving a 25% annual base salary reduction;
•the removal of Mr. Jia as an executive officer, although continuing in his position as Chief Product & User Ecosystem Officer of the Company and reporting directly to the Executive Chairperson, receiving a 25% annual base salary reduction, and his role limited to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and Advanced R&D technology;
•Matthias Aydt, Senior Vice President, Business Development and Product Definition and a director of the Company, being placed on probation as an executive officer for a six-month period, during which period he will remain as a non-independent member of the Board;
•the appointment of Jordan Vogel as Lead Independent Director; certain changes to the composition of Board committees, including Brian Krolicki stepping down from his role as Chairman of the Board and Chair of the Nominating and Corporate Governance Committee and becoming a member of the Audit and Compensation Committees of the Board; Jordan Vogel stepping down from the Nominating and Corporate Governance Committee; and Scott Vogel becoming the Chair of the Audit Committee and the Nominating and Corporate Governance Committee of the Board; and
•the suspension without pay of Jiawei (“Jerry”) Wang, the Company’s former Vice President, Global Capital Markets, who subsequently notified the Board of his decision to resign from FF on April 10, 2022;
•the assessment and enhancement of FF’s policies and procedures regarding financial accounting and reporting and the upgrading of FF’s internal control over financial accounting and reporting, including by hiring additional financial reporting and accounting support, in each case at the direction of the Audit Committee;
•the implementation of enhanced controls around FF’s contracting and related party transactions, including regular attestations by FF’s employees with authority to bind FF to contracts and related party transactions, for purposes of enabling FF to make complete and accurate disclosures regarding related party transactions;
•the hiring of a Chief Compliance Officer, who reports on a dotted line to the Chair of the Audit Committee, and assessing and enhancing FF’s compliance policies and procedures;
•the implementation of a comprehensive training program for all directors and officers regarding, among other things, internal FF policies;
•the separation of Jarret Johnson, FF’s Vice President, General Counsel and Secretary; and
•certain other disciplinary actions and terminations of employment with respect to other FF employees (none of whom is an executive officer).
SEC Investigation
Subsequent to the Company announcing the completion of the Special Committee investigation on February 1, 2022, the Company, certain members of the management team and employees of the Company received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation in October 2021. The Company, which had previously voluntarily contacted the SEC in connection with the Special Committee investigation, is cooperating fully with the SEC’s investigation. The outcome of such an investigation is difficult to predict. FF has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, FF is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Purported Securities Class Action and Derivative Litigation
On December 23, 2021, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934 was filed in the United States District Court, Central District of California, against the Company and its current Chief Executive Officer, its current Chief Financial Officer, its current Chief Product and User Ecosystem Officer, as well as the CFO of Legacy FF and former CFO of the Company and the Co-CEOs of PSAC. On March 7, 2022, the following individuals were appointed as Lead Plaintiffs: Byambadorj Nomin, Hao Guojun, Peihao Wang and Shentao Ye. On the same date, Wolf Haldenstein and Pomerantz LLP were appointed as Co-Lead Counsel. The deadline for Lead Plaintiffs to file an amended complaint is May 6, 2022. Thereafter, the defendants will have the opportunity to answer or file a motion to dismiss the lawsuit. The Company believes the suit is without merit and intends to vigorously defend the suit. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims.
On March 8 and March 21, 2022, putative derivative lawsuits alleging violations of the Securities Exchange Act of 1934 and various common law claims were filed in the United States District Court, Central District of California. On April 8, 2022, these two derivative lawsuits were consolidated. Additionally, on April 11 and 25, 2022, putative derivative lawsuits alleging violations of the Securities Exchange Act of 1934 and various common law claims were filed in the United States District Court, District of Delaware. These lawsuits purport to assert claims on behalf of the Company against numerous current and former officers and directors of the Company. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims.
Beverly Hills, California Flagship Store Lease
In January 2022, the Company signed a Retail Lease Agreement with B. H. Triangle Associates, L.P., a California limited partnership (“Landlord”) for an approximately 13,000 square feet property in Beverly Hills, California for its first flagship store. The lease will commence on the earlier of the substantial completion of the Company’s leasehold improvements and June 1, 2022, and will continue for a period of 126 months thereafter. According to the agreement, rent fees will escalate over the lease term, starting from $1,534 during the first 12 months of the lease and increasing by 3% each 12 months thereafter. The Company has two consecutive options to extend the lease beyond its initial term for five additional years each by giving Landlord not less than nine months prior notice. Rent fees during extension periods will be determined according to the fair value mechanism agreed upon between the parties. The lease agreement was effective on March 16, 2022. As part of the agreement, the Company is allowed tenant improvements in the amount of $1,030 by the Landlord. In connection with the lease agreement, on March 4, 2022, the Company obtained an unconditional, and irrevocable letter of credit from East West Bank in the amount of $1,500. The letter of credit expires on March 4, 2023, and is renewed automatically for successive one-year periods, unless earlier terminated by the Company.
Gardena, California Offices Lease Extension
In October 2021, the Company exercised its option to extend the term of the lease of its Gardena, California offices for an additional five years. Upon exercise of this option, the Company’s right to purchase the property expired.
Forgiveness of the PPP Loan
The Company was notified by East West Bank that a principal amount of $8,975 as well as accrued interest of $155 relating to the PPP Loan of $9,168 had been forgiven by the Small Business Administration as of December 30, 2021. The Company paid the remaining principal and accrued interest in an aggregate amount of $195 in April 2022.
Issuance of Stock Options under the 2021 SI Plan
On January 13, 2022, the Company granted 3,646,557 stock options to employees and nonemployees under the 2021 SI Plan with an exercise price of $5.32 per share.
South Korea Contract Manufacturing Agreement
In February 2022, the Company entered into a definitive contract manufacturing and supply agreement with Myoung Shin Co., Ltd. (“Myoung Shin”), a South Korea-based automotive manufacturer and parts supplier, to manufacture the Company’s second vehicle, the FF 81. The agreement has an initial term of nine years from the start of production of the FF 81, which is scheduled for 2024. Pursuant to the agreement, Myoung Shin shall maintain sufficient manufacturing capabilities and

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
capacity to supply FF 81 vehicles to the Company in accordance with the Company’s forecasts and purchase orders. The Company and Myoung Shin will each manufacture and supply certain FF 81 parts that Myoung Shin will use in the manufacture and assembly of FF 81 vehicles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to help the reader understand FF’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with FF’s unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q (this “Report”) and the Legacy FF’s (as defined herein) Consolidated Financial Statements and Notes thereto for the year ended December 31, 2020 contained in Form S-1/A filed with the Securities and Exchange Commission (“SEC”) on October 4, 2021 (the “Form S-1/A”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to FF’s plans and strategy for FF’s business, includes forward-looking statements that involve risks and uncertainties. FF’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the section entitled “Risk Factors” in the Form S-1/A and “Cautionary Note Regarding Forward Looking Statements” below. The objective of this section is to provide investors an understanding of the financial drivers and levers in FF’s business and describe the financial performance of the business.
Unless context otherwise requires, all references in this section to the “Company,” “FF,” “we,” “us,” “our” and similar terms refer to Faraday Future Intelligent Electric Inc., a Delaware corporation, and its consolidated subsidiaries. References to “PSAC” refer to Property Solutions Acquisition Corp., a Delaware corporation, our predecessor company prior to the consummation of the Business Combination (as defined herein), and “Legacy FF” refers to FF Intelligent Mobility Global Holdings Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands, together with its consolidated subsidiaries, prior to the Business Combination.
Cautionary Note Regarding Forward-Looking Statements
This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, market acceptance and success of our business model, our ability to expand the scope of our offerings, and our ability to comply with the extensive, complex, and evolving regulatory requirements. These statements are based on management's current expectations, but actual results may differ materially due to various factors.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section titled “Risk Factors” in the Form S-1/A. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” in the Form S-1/A may not be exhaustive.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.
Overview
FF is a California-based, global, shared, intelligent, mobility ecosystem company founded in 2014 with a vision to disrupt the automotive industry.
On July 21, 2021 (“the Closing Date”), Faraday Future Intelligent Electric Inc. (f/k/a Property Solutions Acquisition Corp. (“PSAC”)), a Delaware corporation, consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of January 27, 2021 (as amended, the “Merger Agreement”), by and among PSAC, PSAC Merger Sub Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands and wholly-owned subsidiary of PSAC (“Merger Sub”), and Legacy FF. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Legacy FF, with Legacy FF surviving the merger as a wholly-owned subsidiary of the Company (the “Business Combination”).
Upon the consummation of the Business Combination (the “Closing”), PSAC changed its name from Property Solutions Acquisition Corp. to Faraday Future Intelligent Electric Inc. (“FF”) and FF’s Class A Common Stock and warrants (“Public Warrants”) originally issued in the initial public offering of PSAC began trading on The Nasdaq Global Select Market (“NASDAQ”) under the ticker symbols FFIE and FFIEW, respectively.
With headquarters in Los Angeles, California, FF designs and engineers next-generation, smart, electric, connected vehicles. FF intends to manufacture vehicles at its production facility in Hanford, California, with additional future production capacity needs addressed through a contract manufacturing agreement with Myoung Shin Co., Ltd., an automotive manufacturer headquartered in South Korea. FF has additional engineering, sales, and operational capabilities in China and plans to develop its manufacturing capability in China through a joint venture or other arrangement.
Since its founding, FF has created major innovations in technology, products, and a user-centered business model. These innovations enable FF to set new standards in luxury and performance that will redefine the future of intelligent mobility.
FF’s innovations in technology include its proprietary Variable Platform Architecture (“VPA”), propulsion system, and Internet Artificial Intelligence (“I.A.I”) system. The following combination of capabilities of FF’s products, technology, team, and business model distinguish FF from its competitors:
•FF has designed and developed a breakthrough mobility platform — its proprietary VPA.
•FF’s propulsion system provides a leading competitive edge in acceleration and range, enabled by an industry-leading inverter design, and propulsion system.
•FF’s advanced I.A.I. technology offers high-performance computing, high speed internet connectivity, Over the Air (“OTA”) updating, an open ecosystem for third party application integration, and a Level 3 autonomous driving-ready system, in addition to several other proprietary innovations that enable FF to build an advanced, highly-personalized user experience.
•Since inception, FF has developed a portfolio of intellectual property, established its proposed supply chain, and assembled a global team of automotive and technology experts, and innovators to achieve its goal of redefining the future of the automotive industry.
•FF’s B2C (business-to-customer) passenger vehicle launch pipeline over the next five years includes the FF 91 series, the FF 81 series, and the FF 71 series.
•FF intends to commercially launch the FF 91 in the third quarter of 2022. FF believes that the FF 91 is the first fully connected car with individual connectivity that will provide each passenger a unique and personalized experience.
•FF plans to commercially launch its second passenger vehicle, the FF 81, in 2024, which will be a premium, mass-market electric vehicle positioned to compete against the Tesla Model S, Tesla Model X, the BMW 5-series, and the Nio ES8.
•FF plans to develop a mass-market passenger vehicle, the FF 71. FF expects to launch the FF 71 in 2025. The FF 71 will integrate full connectivity and advanced technology into a smaller vehicle size and is positioned to compete against the Tesla Model 3, Tesla Model Y, and the BMW 3-series.
•FF plans to develop a Smart Last Mile Delivery (“SLMD”) vehicle to address the high-growth, last-mile delivery opportunity, particularly in Europe, China and the U.S. FF’s modular VPA facilitates entry into the last-mile delivery segment, allowing FF to expand its total addressable market and avenues of growth. FF plans to launch the FF SLMD vehicles in 2024.
FF has adopted a hybrid manufacturing strategy consisting of its refurbished manufacturing facility in Hanford, California as well as its collaboration with Myoung Shin Co., Ltd. FF has established a framework agreement to explore the possibility of additional manufacturing capacity in China through a joint venture. All passenger vehicles as well as the SLMD vehicle are expected to be available for sales in the U.S., China, and Europe.

Emerging Growth Company Status
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies. Any such election to not take advantage of the extended transition period is irrevocable.
FF is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. FF is an emerging growth company at least through the end of 2021 and FF expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
Segment Information
FF has determined that FF operates as one reportable segment, which is the design, development, manufacture, engineering, sale, and distribution of electric vehicles and related products in the global market.
Impact of COVID-19 on FF’s Business (in thousands)
There continues to be worldwide impact from the COVID-19 pandemic. The impact of COVID-19 includes changes in consumer and business behavior, pandemic fears, market downturns, restrictions on business, and individual activities have created significant volatility in the global economy and have led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacture, delivery, and overall supply chain of vehicle manufacturers and suppliers and has led to a global decrease in vehicle sales in markets around the world.
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans, restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. For example, FF’s employees based in California have been subject to stay-at-home orders from state and local governments. While the stay-at-home orders were lifted on June 15, 2021, FF continues to operate under various return-to-work protocols and must continue to follow certain safety and COVID-19 protocols. These measures may adversely impact FF’s employees and operations, the operations of FF’s suppliers and business partners, and could negatively impact the construction schedule of FF’s manufacturing facility and the production schedule of the FF 91. In addition, various aspects of FF’s business and manufacturing facility cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and could adversely affect FF’s construction and manufacturing plans, sales and marketing activities, and business operations. The extent of the continuing impact of the COVID-19 pandemic on FF’s operational and financial performance is uncertain and will depend on many factors outside FF’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on the global economy, including FF’s supply chain, and on the demand for consumer products. Future measures taken by government authorities in response to the COVID-19 pandemic could adversely affect FF’s construction and manufacturing plans, sales and marketing activities, and business operations.
In response to the pandemic, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the United States Small Business Administration (“SBA”). In 2020, Legacy FF received a Paycheck Protection Program (“PPP”) loan in the amount of $9,168. The Company was notified by East West Bank that a principal amount of $8,975 as well as accrued interest of $155 relating to the PPP Loan had been forgiven as of December 30, 2021. The Company paid the remaining principal and accrued interest of $195 in the aggregate in April 2022.
The COVID-19 vaccine is currently being administered. Any resurgence may slow down FF’s ability to ramp-up FF’s production program on time to satisfy investors and potential customers. Any delay to production will delay FF’s ability to launch the FF 91 and begin generating revenue. The COVID-19 pandemic could limit the ability of FF’s suppliers and business partners to perform, including third party suppliers’ ability to provide components and materials used in the FF 91. FF may also experience an increase in the cost of raw materials. FF does not anticipate any material impairments as a result of COVID-19; however, FF will continue to evaluate conditions on an ongoing basis. Even after the COVID-19 pandemic has subsided, FF may continue to experience an adverse impact to its business as a result of the global economic impact and any lasting effects on the global economy, including any recession that has occurred or may occur in the future. Refer to the section titled “Risk Factors” in the Form S-1/A for a full discussion of the risks associated with the COVID-19 pandemic.

Business Combination
On June 24, 2021, the registration statement on Form S-4 (File No. 333-255027), initially filed with the U.S. Securities and Exchange Commission (“SEC”) on April 5, 2021 (as amended, “Registration Statement”), relating to the Business Combination was declared effective by the SEC, and (ii) PSAC established a record date of June 24, 2021 (“Record Date”) and a meeting date of July 21, 2021 for its special meeting of stockholders (the “Special Meeting”), where the Business Combination was approved. For purposes of the discussions in management's discussion and analysis of results of operations and financial condition related to conversion on the Closing Date of all issued and outstanding Legacy FF Ordinary Stock into shares of Common Stock of FF in accordance with the terms and conditions of the Merger Agreement, and the settlement of liabilities in conjunction with the closing of the Business Combination, the discussion refers to that parties’ right to receive Class A and Class B Common Stock.
Recent Developments
FF accomplished the following major milestones during the nine months ended September 30, 2021:
•Completed its merger with Property Solutions Acquisition Corp. (“PSAC”), a special purpose acquisition company. FF began trading on NASDAQ under ticker "FFIE” beginning on July 22, 2021.
•Completed a 2,270-mile testing and evaluation journey following the historic Route 66, a highway that crosses numerous U.S. states as it winds its way from Chicago, Illinois to Santa Monica, California.
•Announced its plans to partner with Qmerit, a leader in green energy transformation with the largest nationwide network of certified electrical installers for EV charging stations, to support future FF 91 drivers in need of home charging stations and other future energy-related installations.
•Hired Matt Tall as Vice President of Manufacturing. Mr. Tall is responsible for leading all facets of FF’s production and manufacturing, focusing on the Hanford, California manufacturing plant, where he oversees the final phases of the plant upgrade, installation of component tooling, hiring, and the production of the FF 91.
•Hired Liu Yuchao as Senior Vice President of Supply Chain for FF’s operations in China. Mr. Yuchao will help FF take a solid step forward in promoting the production and delivery of the FF 91.
•Added new leadership members to its growing team: including Senior Director of Energy Storage and Charging; Head of Software Engineering, ADAS, and Self Driving; Lead of Vehicle Quality.
•Announced plans to increase its employee headcount significantly over the next 12 months following the Business Combination that closed in July 2021. Hiring has been focused on filling positions in the areas of manufacturing, engineering, supply chain, design, marketing, brand, sales, finance and accounting and other areas, along with the potential of higher-level executive positions.

•Announced Eco-O2O Direct Sales Strategy.
•Hosted the first annual 919 Futurist Day co-creation festival at FF’s Headquarters in Los Angeles, CA. Hundreds of attendees representing FF users, partners, car enthusiasts as well as global FF employees and family members gathered to celebrate FF’s successes, products, technologies, people, innovation, and user-centric philosophy.
•Outlined major milestones on the path to production for FF’s manufacturing facility in Hanford, CA, and provided periodic milestone and other progress updates including videos and livestreams on various public media channels and the FF app.
Subsequent to September 30, 2021, and through December 31, 2021, FF accomplished the following major milestones:
•Completed the installation of pilot equipment in the pre-production build area of its Hanford, California facility. The Hanford manufacturing facility is approximately 1.1 million square feet and, once it is built out, is expected to have the capacity to support a production of 10,000 vehicles per year. Based on the current timeline, FF management anticipates production at the Hanford facility will commence in the third quarter of 2022.
•Received its final Certificate of Occupancy (“CO”) for a dedicated area for pre-production manufacturing at the facility in Hanford, California. The CO will allow FF to begin crucial construction activities, including the building of additional pre-production vehicles at the facility.

•Started foundation construction for all remaining production areas in the Hanford facility, including body, propulsion, warehouse and vehicle assembly. Interior foundation work in the production area is now well advanced, major mechanical systems, including electrical and plumbing, are being installed.
•Announced Phase I updates to the FF 91 Product and Technology Gen 2.0 Project. The project updates key features of the vehicle and includes upgrades in the major subsystems such as the electric motor, powertrain, ADAS, LIDAR, cameras, and displays.

•Announced program with Munro & Associates, which will serve as FF’s co-creation consultant and will assist with the production-readiness process of the FF 91 through comparative analysis and quality assessment.

•Announced the appointment of Walter J. (“Chuck”) McBride as CFO to succeed Zvi Glasman, who stepped down as CFO on November 2, 2021. Mr. McBride stepped down as CFO on March 1, 2022 for health reasons.
•Held a Community Day and Job Fair at the Hanford Civic Auditorium on November 3, 2021, and November 10, 2021, respectively.

•Announced HSL Italia as Exterior Lighting Supplier. HSL Italia will work with the Company throughout the production process to ensure a premium and innovative exterior lighting display.

Subsequent to December 31, 2021, FF accomplished the following major milestones:

•Announced that Myoung Shin Co., Ltd., an automotive manufacturer headquartered in South Korea, has been contracted to manufacture Faraday Future’s second vehicle, the FF 81, with Start of Production (“SOP”) scheduled for 2024.

•Unveiled the first production-intent FF 91 ultra-luxury EV. This marks Faraday Future’s manufacturing Milestone #4, pre-production builds for final engineering validation and certification, now referred to as production-intent vehicles.

•Received dealer and distributor license from the State of California facilitating online sales nationally.

•Signed the lease for FF’s flagship store in Beverly Hills, California and confirmed the design firm for the store. The initial term of the lease shall be 126 months, with two five-year tenant extension options. Further, FF announced the active search for a second flagship store for the U.S.

•Appointed Susan Swenson as Executive Chairperson and Jordan Vogel as Lead Independent Director of the Board of Directors. FF’s Board of Directors consists of nine directors, five of whom are independent under applicable rules.

•Announced that Mathias Hofmann became the new Head of Global Supply Chain after the retirement of Benedikt Hartmann effective February 25, 2022. Mathias comes to FF after a nearly 30-year career with BMW, where he served as a Vice President with global responsibilities in purchasing and plant management. He has worked on four continents, including China, and was most recently Plant Director in Brazil. He has extensive experience in both plant operations and direct and indirect purchasing.

•Appointed Becky Roof as Interim Chief Financial Officer (CFO) and engaged an affiliate of AlixPartners to accelerate implementation of Special Committee recommendations including, but not limited to financial controls and material weakness remediation. Ms. Roof is a seasoned financial executive who has served in an interim CFO capacity at numerous public and private companies.

•Announced 401 preorders as of March 31, 2022. Preorders are fully refundable, non-binding, paid deposits for the FF 91 Futurist Alliance Edition and/or the FF 91 Futurist vehicles available initially for sale to customers in the US and China. FF 91 Futurist Alliance Edition preorders require a $5,000 deposit for customers in the US and an RMB 50,000 deposit for customers in China. FF 91 Futurist preorders require a $1,500 deposit for customers in the US and an RMB 20,000 deposit for customers in China.

•Special Committee Investigation

As previously disclosed on November 15, 2021, the Company’s Board of Directors (the “Board”) established a special committee of independent directors (“Special Committee”) to investigate allegations of inaccurate Company disclosures, including those made in an October 2021 short seller report and whistleblower allegations, which resulted in the Company being unable to timely file its third quarter 2021 Quarterly Report on Form 10-Q, Annual Report on

Form 10-K for the year ended December 31, 2021 and amended Registration Statement on Form S-1 (File No. 333-258993). The Special Committee engaged outside independent legal counsel and a forensic accounting firm to assist with its review. On February 1, 2022, the Company announced that the Special Committee completed its review. On April 14, 2022, the Company announced the completion of additional investigative work based on the Special Committee’s findings, which were performed under the direction of the Executive Chairperson, reporting to the Audit Committee. In connection with the Special Committee’s review and subsequent investigative work, the following findings were made:

•In connection with the Business Combination, statements made by certain Company employees to certain investors describing the role of Yueting (“YT”) Jia, the Company’s founder and former CEO, within the Company were inaccurate, and his involvement in the management of the Company post-Business Combination was more significant than what had been represented to certain investors.

•The Company’s statements leading up to the Business Combination that it had received more than 14,000 reservations for the FF 91 vehicle were potentially misleading because only several hundred of those reservations were paid, while the others (totaling 14,000) were unpaid indications of interest.

•Consistent with the Company’s previous public disclosures regarding identified material weaknesses in its internal control over financial reporting, the Company’s internal control over financial reporting requires an upgrade in personnel and systems.

•The Company’s corporate culture failed to sufficiently prioritize compliance.

•Mr. Jia’s role as an intermediary in leasing certain properties which were subsequently leased to the Company was not disclosed in the Company’s corporate housing disclosures.

•In preparing the Company’s related party transaction disclosures, the Company failed to investigate and identify the sources of loans received from individuals and entities associated with Company employees.

In addition, certain individuals failed to fully disclose to individuals involved in the preparation of the Company’s SEC filings their relationships with certain related parties and affiliated entities in connection with, and following, the Business Combination, and failed to fully disclose relevant information, including but not limited to, information in connection with related parties and corporate governance to the Company’s independent registered public accounting firm PricewaterhouseCoopers LLP. Further, certain individuals failed to cooperate and withheld potentially relevant information in connection with the Special Committee investigation.

Based on the results of the investigation, the Special Committee concluded that, except as described above, other substantive allegations of inaccurate FF disclosures that it evaluated, were not supported by the evidence reviewed.

Based on the results of the Special Committee investigation and subsequent investigative work described above, the Board approved the following remedial actions:

•certain remedial actions designed to enhance oversight and corporate governance of the Company, namely the following:

•the appointment of Susan Swenson, a member of the Board, to the newly created position of Executive Chairperson of FF;

•Carsten Breitfeld, FF’s Chief Executive Officer, reporting directly to Ms. Swenson and receiving a 25% annual base salary reduction;

•the removal of Mr. Jia as an executive officer, although continuing in his position as Chief Product & User Ecosystem Officer of the Company and reporting directly to the Executive Chairperson, receiving a 25% annual base salary reduction, and his role limited to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and Advanced R&D technology;

•Matthias Aydt, Senior Vice President, Business Development and Product Definition and a director of the Company, being placed on probation as an executive officer for a six-month period, during which period he will remain as a non-independent member of the Board;

•the appointment of Jordan Vogel as Lead Independent Director; certain changes to the composition of Board committees, including Brian Krolicki stepping down from his role as Chairman of the Board and Chair of the Nominating and Corporate Governance Committee and becoming a member of the Audit and Compensation Committees of the Board; Jordan Vogel stepping down from the Nominating and Corporate Governance Committee; and Scott Vogel becoming the Chair of the Audit Committee and the Nominating and Corporate Governance Committee of the Board; and

•the suspension without pay of Jiawei (“Jerry”) Wang, the Company’s former Vice President, Global Capital Markets, who subsequently notified the Board of his decision to resign from FF on April 10, 2022;

•the assessment and enhancement of FF’s policies and procedures regarding financial accounting and reporting and the upgrading of FF’s internal control over financial accounting and reporting, including by hiring additional financial reporting and accounting support, in each case at the direction of the Audit Committee;

•the implementation of enhanced controls around FF’s contracting and related party transactions, including regular attestations by FF’s employees with authority to bind FF to contracts and related party transactions, for purposes of enabling FF to make complete and accurate disclosures regarding related party transactions;

•the hiring of a Chief Compliance Officer, who reports on a dotted line to the Chair of the Audit Committee, and assessing and enhancing FF’s compliance policies and procedures;

•the implementation of a comprehensive training program for all directors and officers regarding, among other things, internal FF policies;

•the separation of Jarret Johnson, FF’s Vice President, General Counsel and Secretary; and

•certain other disciplinary actions and terminations of employment with respect to other FF employees (none of whom is an executive officer).

Subsequent to the Company announcing the completion of the Special Committee investigation on February 1, 2022, the Company, certain members of the management team and employees of the Company received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation. The Company, which had previously voluntarily contacted the SEC in connection with the Special Committee investigation in October 2021, is cooperating fully with the SEC’s investigation. The outcome of such an investigation is difficult to predict. FF has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, FF is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss.
Components of FF’s Results of Operations
Key Factors Affecting Operating Results (in thousands)
FF’s performance and future success depend on several factors that present significant opportunities but also pose risks and challenges including those discussed below and in the section titled “Risk Factors” in the Form S-1/A.
Faraday Future Vehicle Launch
FF expects to derive revenue from the sale of the FF 91, which FF anticipates to launch during the third quarter of 2022. FF plans to manufacture the FF 91 in its own manufacturing facility in Hanford, California. The FF 81, FF 71, and SLMD electric vehicle models are in development and are planned to be released after the FF 91.
Production and Operations
FF expects to incur significant operating costs that will impact its future profitability, including research and development expenses as it introduces new models and improves existing models; capital expenditures for the expansion of its manufacturing capacities; additional operating costs and expenses for production ramp-up; raw material procurement costs; general and administrative expenses as it scales its operations; interest expense from debt financing activities; and selling and distribution expenses as it builds its brand and markets its vehicles. FF may incur significant costs in connection with its services once it delivers the FF 91, including servicing and warranty costs. FF’s ability to become profitable in the future will depend on its ability to successfully market its vehicles and control its costs.
To date, FF has not yet sold any electric vehicles. As a result, FF will require substantial additional capital to develop products and fund operations for the foreseeable future. Until FF can generate sufficient revenue from product sales, FF will fund its ongoing operations through a combination of various funding and financing alternatives, including equipment leasing, construction financing of the Hanford, California manufacturing facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of manufacturing facilities will impact FF’s ability to generate revenue. For additional discussion of the substantial doubt about FF’s ability to continue as a going concern, see Note 2, Liquidity and Capital Resources and Going Concern in the notes to the unaudited Condensed Consolidated Financial Statements and for further details on liquidity, please see the “Liquidity and Capital Resources” section below.
Revenues
FF is a development stage company and has not generated any revenue to date. FF’s anticipated introduction of the FF 91, its first vehicle launch, is expected to generate the majority of FF’s future revenue while other vehicles are in development.
Operating Expenses
Research and Development
Research and development activities represent a significant part of FF’s business. FF’s research and development efforts focus on the design and development of FF’s electric vehicles and continuing to prepare its prototype electric vehicles to exceed industry standards for compliance, innovation, and performance. Research and development expenses consist of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for FF’s employees focused on research and development activities, other related costs, depreciation, and an allocation of overhead. FF expects research and development expenses to increase as FF continues to develop its vehicles. FF anticipates an increase in activities in the U.S. and China, where FF’s research and development operations are primarily located.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for FF’s employees focused on sales and marketing, costs associated with sales and marketing activities, and an allocation of overhead. Marketing activities are those related to introducing FF’s brand and its electric vehicle prototypes to the market. FF expects selling and marketing expenses to continue to increase as FF brings its electric vehicles to market and seeks to generate sales.
General and Administrative
General and administrative expenses consist primarily of personnel-related costs, (including salaries, bonuses, benefits, and stock-based compensation) for employees associated with administrative services such as legal, human resources, information technology, accounting and finance, other related costs, and legal loss contingency expenses, which are FF’s estimates of future legal settlements. These expenses also include certain third-party consulting services, certain facilities costs, and any corporate overhead costs not allocated to other expense categories. FF expects its general and administrative expenses to increase as FF continues to grow its business. FF also anticipates that it will incur additional costs for employees and third-party consulting services now that it operates as a public company.
Loss on Disposal of Property and Equipment
During the nine months ended September 30, 2021, the Company wrote off $62,987 relating to the abandonment of certain FF 91 program construction in progress assets, primarily vendor tooling, machinery, and equipment, due to the redesign of the related FF 91 components and implementation of FF’s cost reduction program. Charges associated with disposals are recognized within operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Change in Fair Value Measurements

Change in Fair Value Measurements consists of the losses and gains as a result of fair value measurements of certain financial instruments which FF records at fair value. Changes in fair value measurement of related party notes payable and notes payable have decreased following the Business Combination as the majority of the liabilities converted to equity or were paid in cash.
Interest Expense
Interest expense primarily consists of interest on outstanding notes payable, capital leases, certain supplier payables, and vendor payables in trust. Interest expense decreased as the majority of notes payable and vendor payables in trust were either paid in cash or converted to equity upon completion of the Business Combination.
Related Party Interest Expense
Related party interest expense consists of interest expense on notes payable with related parties. Related party interest expense has decreased relative to prior periods, as the majority of related party notes payable was either paid in cash or converted to equity upon completion of the Business Combination.
Other Income (Expense), net
Other income (expense), net consists of foreign currency transaction gains and losses and other expenses. Foreign currency transaction gains and losses are generated by revaluation of debt and the settlements of invoices denominated in currencies other than the functional currency. FF expects other income (expense), net to fluctuate as FF continues to transact internationally.
(Loss)/Gain on Settlement of Related Party Notes Payable, Notes Payable, and Vendor Payables in Trust, Net
Loss/gain on settlement of related party notes payable, notes payable, and vendor payables in trust, net consists of losses resulting from the settlement of related party notes payable, notes payable, and vendor payables in trust in connection with the Business Combination. Gain on settlement of related party notes payable, notes payable, and vendor payables in trust consists of gains resulting from settlement of related party notes payable and notes payable in connection with a debt modification that was accounted for as settlement for the three and nine months ended September 30, 2020. FF expects these amounts to decrease significantly following the completion of the Business Combination.
Results of Operations (in thousands) (Unaudited)
FF has not generated any revenue from the design, development, manufacturing, engineering, sale, or distribution of its electric vehicles. Please refer to the section “Risk Factors” of the Form S-1/A for a full discussion on the risks and uncertainties related to costs.

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020
Consolidated Statements of Operations
Operating expenses
Research and development	$79,757	$3,520
Sales and marketing	6,832	221
General and administrative	36,725	13,806
Loss on disposal of property and equipment	62,342	—
Total operating expenses	185,656	17,547

Loss from operations	(185,656)	(17,547)
Change in fair value measurements	(22,747)	1,394
Interest expense	(296)	(8,505)
Related party interest expense	(1,597)	(7,030)
Other income (expense), net	1,117	(2,260)
(Loss)/gain on settlement of related party notes payable, notes payable, and vendor payables in trust, net	(94,727)	609
Loss before income taxes	(303,906)	(33,339)
Income tax provision	—	—
Net loss	$(303,906)	$(33,339)
Research and Development

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Research and development	$79,757	$3,520	$76,237	2,165.8%
The increase in research and development expense for the three months ended September 30, 2021 was primarily due to an amount paid for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform owned by Liankong, a subsidiary of Geely Holding of $50,000; increase in engineering, design, and testing (“ED&T”) services of $9,475 as the Company re-engaged suppliers and made significant purchases for ED&T services to progress the manufacturing of the FF 91; increase in personnel and compensation related expenses of $8,300 and employee benefits expense of $1,002 both due to increased headcount; increase in payroll expense of $8,420 related to bonuses for employees; increase in information technology expense of $949 due to increases in business activities and headcount and amortization of prepaid hosting costs incurred for the three months ended September 30, 2021 with no such charges occurring in the same period in 2020; and increase in stock-based compensation expense of $946 because performance conditions associated with certain stock options were met or became probable. These increases were partially offset by a decrease of professional services expense of $454 due to reduced spending in consulting services and reduced overhead costs allocation following the completion of the Business Combination.
Sales and Marketing

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Sales and marketing	$6,832	$221	$6,611	2,991.4%
The increase in sales and marketing expense for the three months ended September 30, 2021 was primarily due to an increase in payroll expense of $2,988 related to bonuses for employees; increase in personnel and compensation related expenses of $1,595 and employee benefits expense of $242 both due to increases in headcount; increase in marketing expenses of $1,090 due to an increased level of Company marketing efforts; increase in stock-based compensation expense of $323 because performance conditions associated with certain stock options were met or became probable; increase in travel expense of $267 due to increased travel spending in connection with the restart of the FF 91 program; and increase in information technology expense of $243 due to increases in business activities and headcount.
General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
General and administrative	$36,725	$13,806	$22,919	166.0%
The increase in general and administrative expense for the three months ended September 30, 2021 was primarily due to an increase in legal expense primarily related to accruals of contingent legal liabilities in the amount of $12,706; increase in payroll expense of $9,804 related to bonuses for employees; and an increase in insurance expense of $1,675 due to the Company’s new directors and officers (“D&O”) insurance policies.
Loss on Disposal of Property and Equipment

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Loss on disposal of property and equipment	$62,342	$—	$62,342	Not meaningful (NM)
During the three months ended September 30, 2021, the Company wrote off $62,342 relating to the abandonment of certain construction in progress FF 91 program assets, primarily vendor tooling, machinery and equipment, due to the redesign of the related FF 91 components and implementation of FF’s cost reduction program. For the three month period ended September 30, 2020, there was no comparable activity.
Change in Fair Value Measurements

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Change in fair value measurements	$(22,747)	$1,394	$(24,141)	(1,731.8)%
The change in the adjustment of fair value for related party notes payable, notes payable, and warrant liabilities for the three months ended September 30, 2021, as compared to the same period in 2020, primarily related to the remeasurements of certain related party notes payable and notes payable, which FF elected to account for using the fair value option and certain warrant liabilities, which are required to be measured at fair value. The Company uses the yield method when valuing the related party notes payable and notes payable. Under the yield method, increases in the yield would generally decrease the fair value of the liability, and conversely, decreases in the yield would increase the fair value of the liability. The decrease in the fair value is primarily due to a change in the credit spreads of the Company. During the three months ended September 30, 2020, the Company experienced liquidity difficulties and there continues to be worldwide economic impact from the COVID-19 pandemic which decreased the yield, when compared to the same period in 2021, which delayed the execution of the Company’s strategic plans, causing the yield to increase and thus liability to decrease. The decrease was partially offset by a gain of $10,389 as a result of adjusting the Company’s obligation to issue registered shares of Class A Common Stock in connection with services provided as part of the Business Combination.
Interest Expense

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Interest expense	$(296)	$(8,505)	$8,209	96.5%

The decrease in interest expense for the three months ended September 30, 2021, was primarily due to the Company’s settlement of $85,202 principal amounts of notes payable upon close of the Business Combination on July 21, 2021 and there was no further interest accrued on those notes payable from July 21, 2021 to September 30, 2021.
Related Party Interest Expense

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Related party interest expense	$(1,597)	$(7,030)	$5,433	77.3%
The decrease in related party interest expense for the three months ended September 30, 2021 as compared to the same period in 2020 was primarily due to the Company’s settlement of $91,420 principal amounts of related party notes payable upon closing of the Business Combination in July 2021. No further interest accrued on those settled related party notes payable from July 21, 2021 to September 30, 2021.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Other income (expense), net	$1,117	$(2,260)	$3,377	149.4%
The increase in other income (expense), net for the three months ended September 30, 2021 as compared to the same period in 2020 was primarily due to increase in foreign exchange gain of $2,087 related to a note payable held in Chinese Renminbi (RMB) that is remeasured at the end of each period.
(Loss)/Gain on Settlement of Related Party Notes Payable, Notes Payable, and Vendor Payables in Trust, Net

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
(Loss)/gain on settlement of related party notes payable, notes payable, and vendor payables in trust, net	$(94,727)	$609	$(95,336)	Not meaningful (N/M)
The increase in loss on settlement of related party notes payable, notes payable, and vendor payables in trust, net for the three months ended September 30, 2021 as compared to the same period in 2020 was due to certain related party notes payable, notes payable, and vendor payables in trust converting to equity at $10.00 per share which was below the fair value of the stock on the date of conversion in connection with the Closing of the Business Combination.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020
Consolidated Statements of Operations
Operating expenses
Research and development	$94,506	$14,704
Sales and marketing	11,099	1,691
General and administrative	64,148	32,538
Loss on disposal of property and equipment	62,987	—
Total operating expenses	232,740	48,933

Loss from operations	(232,740)	(48,933)
Change in fair value measurements	(60,394)	10,056
Interest expense	(26,550)	(22,955)
Related party interest expense	(15,765)	(24,902)
Other expense, net	(718)	(2,697)
(Loss)/gain on settlement of related party notes payable, notes payable, and vendor payables in trust, net	(96,036)	295
Loss before income taxes	(432,203)	(89,136)
Income tax provision	(3)	—
Net loss	$(432,206)	$(89,136)
Research and Development

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Research and development	$94,506	$14,704	$79,802	542.7%
The increase in research and development expense for the nine months ended September 30, 2021 was primarily due to an amount paid for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform owned by Liankong, a subsidiary of Geely Holding of $50,000; increase in personnel and compensation related expenses of $13,787 and employee benefits of $1,002 both due to increases in headcount; increase in payroll expense of $7,320 related to bonuses for employees; increase in engineering, design, and testing (“ED&T”) services expense of $5,940 as the Company re-engaged suppliers and made significant purchases for ED&T services to progress the manufacturing of FF 91; increase in professional services expense of $1,907 due to increase in spending for consulting services and increase in overhead cost allocations; and an increase in information technology expense of $930 due to increases in business activities and headcount, along with amortization of prepaid hosting costs for the nine months ended September 30, 2021 with no such charges occurring in the same period in 2020.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Sales and marketing	$11,099	$1,691	$9,408	556.4%
The increase in sales and marketing expense for the nine months ended September 30, 2021 was primarily due to increases in personnel and compensation related expenses of $3,206 and employee benefits expense of $369 related to increases in headcount; increase in payroll expense of $2,740 related to bonuses for employees; increase in marketing expense of $1,729 due to an increased level of Company marketing efforts; increase in professional services expense of $440 due to increase in spending in consulting services and increase in overhead costs allocation; increase in rent and related expense of $365 due to increase in lease payments and payments for maintenance and repairs; increase in travel expense of $247 due to increased travel spending in connection with the restart of the FF 91 program; increases in information technology expense of $243 due to increases in business activities and headcount; and increase in stock-based compensation expense of $214 because of performance conditions associated with certain stock options were met or became probable.
General and Administrative

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
General and administrative	$64,148	$32,538	$31,610	97.1%
The increase in general and administrative expense for the nine months ended September 30, 2021 was primarily due to an increase in legal expense of $12,706 related to additional accruals of contingent legal liabilities and a settlement agreement of $6,309; increase in payroll expense of $5,701 related to bonuses for employees; increase in insurance expense of $1,632 due to the Company’s new D&O insurance policies; increase in information technology expense of $1,199 due to increased business activities and headcount; increase in employee benefits of $993 due to increase in headcount; increase in recruiting expense of $398 due to the Company’s increased hiring and recruiting activities; increase in stock-based compensation expense of $861 because performance conditions associated with certain stock options were met or became probable; and increase in software subscription expense of $269 due to increased business activities and increased headcount.
Loss on Disposal of Property and Equipment

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Loss on disposal of property and equipment	$62,987	$—	$62,987	NM
During the nine months ended September 30, 2021, the Company recorded a loss of $62,987 related to the abandonment of certain construction in progress FF 91 program assets, primarily vendor tooling, machinery and equipment, due to the redesign of the related FF 91 components and implementation of FF’s cost reduction program. For the nine months period ended September 30, 2020, there was no comparable activity.
Change in Fair Value Measurements

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Change in fair value measurements	$(60,394)	$10,056	$(70,450)	(700.6)%
The change in fair value of related party notes payable, notes payable, and warrant liabilities for nine months ended September 30, 2021, as compared to the same period in 2020 related to the remeasurements of certain notes payable, which FF elected to measure using the fair value option. Other than the US-based investment firm notes payable, the Company uses the yield method when valuing the related party notes payable and notes payable. The increase in the fair value of the liabilities is primarily due to tightening of the credit spreads of the Company due to the increased probability of the close of the Business Combination. During the nine months ended September 30, 2020, the Company experienced liquidity difficulties when compared to the same period in 2021, which delayed the execution of its strategic plans, causing the credit spread to widen which led to a decrease in the liability in that period. The decrease was partially offset by a gain of $10,389 as a result of adjusting the Company’s obligation to issue registered shares of Class A Common Stock in connection with services provided as part of the Business Combination. Change in fair value measurements for the nine months ended September 30, 2021 includes an increase in fair value of The9 Conditional Obligation in the amount of $1,735 and there being no comparative activity during the nine month period ended September 30, 2020. The increase in the The9 Conditional Obligation corresponds with the increase in the value of the underlying shares that the obligation converted to on February 23, 2021.
Interest Expense

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Interest expense	$(26,550)	$(22,955)	$(3,595)	(15.7)%
The increase in interest expense for the nine months ended September 30, 2021, as compared to the same period in 2020 was primarily due to the issuance of new notes increasing the principal balance with higher interest rates. Notes payable issued during the nine months ended September 30, 2021 of $61,267, bore interest rates ranging from 12.75% to 15.75% while for the same period in 2020, almost all of the notes payable bore interest rates below 12.75%. The increase in interest expense was partially offset by the Company’s settlement of principal amounts of notes payable of $85,202 upon close of the Business Combination on July 21, 2021 and there was no further interest accrued on those notes payable from July 21, 2021 to September 30, 2021.
Related Party Interest Expense

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Related party interest expense	$(15,765)	$(24,902)	$9,137	36.7%
The decrease in related party interest expense for the nine months ended September 30, 2021 as compared to the same period in 2020 was due to certain related party notes payable ceasing to accrue interest on May 13, 2021 as related party notes payable of $90,869 and related party accrued interest of $43,490 converted into shares of Legacy FF; and the Company’s settlement of principal amounts of related party notes payable of $91,420 upon the Closing of the Business Combination. No further interest accrued on those related party notes payable from July 21, 2021 to September 30, 2021.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
Other expense, net	$(718)	$(2,697)	$1,979	73.4%
The decrease in other expense, net for the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily due to a gain in foreign exchange related to a note payable held in RMB that is remeasured at the end of each period.
(Loss)/Gain on Settlement of Related Party Notes Payable, Notes Payable, and Vendor Payables in Trust, Net

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
(Loss)/gain on settlement of related party notes payable, notes payable, and vendor payables in trust, net	$(96,036)	$295	$(96,331)	Not meaningful (N/M)
The increase in loss on settlement of related party notes payable, notes payable, and vendor payables in trust, net for the nine months ended September 30, 2021, as compared to the same period in 2020 was due to certain related party notes payable, notes payable, and vendor payables in trust converting to equity at $10.00 per share which was below the fair value of the stock on the date of conversion in connection with the Closing of the Business Combination.

Liquidity and Capital Resources (in thousands)
As described in the “Overview” section of this MD&A, the COVID-19 pandemic impacted FF’s ability to raise funds and may have a material adverse impact on future periods as FF prepares to bring its vehicles to market, including its cash flows from financing activities, which fund its operations. The extent of COVID-19’s impact on FF’s liquidity will depend upon, among other things, the duration and severity of the outbreak or subsequent outbreaks and related government responses, such as required physical distancing, restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, all of which are uncertain and difficult to predict. Refer to the section titled, “Risk Factors” in the Form S-1/A for a full discussion of the risks associated with the COVID-19 pandemic.
As of September 30, 2021, the Company’s principal sources of liquidity were cash and cash equivalents totaling $666,061, which were held for working capital and general corporate purposes. The Company’s cash equivalents consist of highly-liquid investments in money market funds.
The Company’s business plan contemplates that it will launch the FF 91 for delivery to customers beginning in Q3 2022, with testing, validation, and certification complete in Q3 2022.
The Company has evaluated whether there are certain conditions and events, when considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited Condensed Consolidated Financial Statements were issued. Based on its recurring losses from operations since inception and continued cash outflows from operating activities, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these unaudited Condensed Consolidated Financial Statements were issued.
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $2,823,345 as of September 30, 2021. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $990,983, which it used to settle certain liabilities and the remainder of which management expects to use to finance the ongoing operations of the business.
The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 9, Related Party Notes Payable and Note 10, Notes Payable), the sale of Preferred and Common Stock (see Note 13, Stockholders' Equity (Deficit)) and the net proceeds received from the Business Combination and the PIPE Financing (see Note 3, Business Combination).
The Company’s ongoing liquidity needs will depend on the extent to which the Company’s actual costs vary from the Company’s estimates and the Company’s ability to control these costs, as well as the Company’s ability to raise additional funds. The Company is exploring various funding and financing alternatives to fund its ongoing operations, including equipment leasing, construction financing of the Hanford, California manufacturing facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time.
The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials and potential impact of the COVID-19 pandemic. Refer to the section titled, “Risk Factors” in the Form S-1/A for a full discussion of the risks associated with the COVID-19 pandemic. The Company’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties. The Company expects to continue to generate significant operating losses for the foreseeable future. The plans are dependent on the Company being able to continue to raise significant amounts of capital through the issuance of additional notes payable and equity securities.
There can be no assurance that the Company will be successful in achieving its strategic plans, that the Company’s future funding raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that the Company does not meet its strategic plans, the Company will be required to reduce discretionary spending, alter or scale back vehicle development programs, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures. Any such events would have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives.
Financing activities during the nine months ended September 30, 2021, include the proceeds from the PIPE Financing of $761,400, proceeds from the Business Combination of $229,583, and the issuance of the notes payable of $172,031. As of

September 30, 2021, the Company had $666,061 of unrestricted cash. For additional discussion around financing transactions, see Note 3, Business Combination and Note 10, Notes Payable of the notes to the unaudited Condensed Consolidated Financial Statements.
Significant Related Party Notes Payable and Notes Payable Facilities
The Company has been significantly funded by notes payable from related parties. These related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by the Company’s founder and former CEO.
Below is a summary describing notes which were outstanding as of September 30, 2021, notes which were settled during the three months ended September 30, 2021 and notes which were outstanding as of December 31, 2020. For additional discussion of the Company’s outstanding related party and third-party lenders, see Note 9, Related Party Notes Payable and Note 10, Notes Payable of the Notes to the unaudited Condensed Consolidated Financial Statements. The Company settled a substantial amount of its related party notes payable and notes payable facilities by either conversion into equity or repayment in cash in connection with the Business Combination. All other notes are expected to be paid on their respective maturity date.
Related party notes payable consists of the following:

Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance as of September 30, 2021	Fair Value Measurement Adjustments	Carrying Value as of September 30, 2021	Interest Expense for the Three Months Ended Sept. 30, 2021	Interest Expense for the Nine Months Ended Sept. 30, 2021
Related party notes –China(1)	Due on Demand	18.00%	$9,252	$—	$9,252	$864	$2,450
Related party notes – China various other	Due on Demand	0% coupon, 10.00% imputed	4,211	—	4,211	—	183
			$13,463	$—	$13,463	$864	$2,633
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of related party notes payable as of September 30, 2021 are as follows:

Due on demand	$13,463

Related party notes payable consists of the following as of December 31, 2020:

	December 31, 2020
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	0% Coupon Discount	Loss (Gain) on Extinguishment	Net Carrying Value
Related party note	June 30, 2021	12.00%	$240,543	$—	$(861)	$204	$239,886
Related party note	Due on Demand	15.00%*	10,000	—	—	—	10,000
Related party notes – NPA tranche	October 9, 2021	10.00%	27,594	5,355	—	—	32,949
Related party notes payable	June 30, 2021	1.52%	4,400	—	—	(102)	4,298
Related party notes payable	June 30, 2021	8.99%	2,240	—	—	(5)	2,235
Related party notes payable	June 30, 2021	8.00%	300	—	—	(1)	299
Notes payable – various other notes	June 30, 2021	2.86%	1,500	—	—	(29)	1,471
Related party notes – China	Due on Demand	18.00%*	9,196	—	—	—	9,196
Related party notes – China various other	Due on Demand	0% coupon, 10.00% imputed	6,548	—	(190)	(22)	6,336
Related party notes – China various other	Due on Demand	8.99%	1,410	—	—	(3)	1,407
Related party notes – Other	Due on Demand	0.00%	424	—	—	—	424
Related party notes – Other	June 30, 2021	6.99%	4,160	—	—	(50)	4,110
Related party notes – Other	June 30, 2021	8.00%	6,452	—	—	(35)	6,417
Related party notes – various other notes	June 30, 2021	6.99%	1,380	—	—	(10)	1,370
Related party notes – various other notes	Due on Demand	8.99%	380	—	—	(1)	379
Related party notes payable	June 30, 2021	8.00%	11,635	—	—	(57)	11,578
			$328,162	$5,355	$(1,051)	$(111)	$332,355
The Company has entered into notes payable agreements with third parties, which consists of the following as of September 30, 2021:

Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Proceeds Allocated to Warrants	Net Carrying Value	Interest Expense for the Three Months Ended Sept. 30, 2021	Interest Expense for the Nine Months Ended Sept. 30, 2021
Notes payable – China various other(3)	Due on Demand	0.00%	$5,366	$—	$—	$5,366	$—	$—
March 1, 2021 Notes(1)	March 1, 2022	14.00%	55,000	5,076	(2,507)	57,569	1,962	4,536
August 26, 2021 Notes(1)	March 1, 2022	14.00%	30,000	1,402	—	31,402	393	393
PPP Loan	April 17, 2022	1.00%	9,168	—	—	9,168	23	68
June 9, 2021 Note 1 (2)	December 9, 2022	0.00%	20,000	10,079	(2,563)	27,516	—	—
June 9, 2021 Note 2 (2)	December 9, 2022	0.00%	20,000	7,402	(2,562)	24,840	—	—
August 10, 2021 Optional Notes(2)	February 10, 2023	15.00%	33,917	21,321	(7,976)	47,262	—	—
			$173,451	$45,280	$(15,608)	$203,123	$2,378	$4,997

Notes payable, current portion						$103,505
Notes payable, less current portion						99,618
Total notes payable						$203,123

Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of September 30, 2021 are as follows:

Due on demand	$5,366
2021	—
2022	134,168
2023	33,917
$173,451

Notes payable consists of the following as of December 31, 2020:

	December 31, 2020
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	Gain on Extinguishment	Net Carrying Value
Note payable	Repayment in 10% increments contingent on a specified fundraising event	12.00%	$57,293	$—	$—	$57,293
Notes payable – NPA tranche	October 6, 2021	10.00%	17,636	3,423	—	21,059
Notes payable	June 30, 2021	12.00%	19,100	—	—	19,100
Notes payable – China various other	Various Dates 2021	6.00%	4,869	—	(62)	4,807
Notes payable – China various other	Due on Demand	9.00%	3,677	—	(18)	3,659
Notes payable – China various other	Due on Demand	0.00%	4,597	—	—	4,597
Note payable	March 9, 2022	0.00%	15,000	2,712	—	17,712
Note payable	October 6, 2021	12.75%	15,000	5,972	—	20,972
Notes payable	April 17, 2022	1.00%	9,168	—	—	9,168
			$146,340	$12,107	$(80)	$158,367
During the year ended December 31, 2020, $30,382 of notes payable was modified resulting in a gain on extinguishment being recognized with a resulting unaccreted discount of $285 as of December 31, 2020, $76,393 of notes payable was modified resulting in a troubled debt restructuring with no gain or loss recognized, and $57,117 of notes payable was measured at fair value due to embedded features.
Cash Flow Analysis
Presented below is a summary of the Company’s cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in)
Operating activities	$(237,878)	$(27,531)
Investing activities	(37,264)	3,011
Financing activities	966,995	28,327
Effect of exchange rate changes on cash and cash equivalents and restricted cash	$(2,536)	$(784)
Operating Activities
FF continues to experience negative cash flows from operations as FF designs and develops its vehicles and builds its infrastructure both in the United States and China. FF’s cash flows from operating activities are significantly affected by FF’s cash investments to support the growth of FF’s business in areas such as research and development associated with FF’s electric vehicles, corporate planning, and general and administrative functions. FF’s operating cash flows are also affected by its working capital needs to support growth and fluctuations in personnel-related expenditures, accounts payable, accrued interest, other current liabilities, deposits, and other current assets.
Net cash used in operating activities was $237,878 and $27,531 for the nine months ended September 30, 2021 and 2020, respectively. The largest components of FF’s cash used by operating activities during the nine months ended September 30, 2021, were $69,466 for wages and compensation related expenses, $50,000 for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform, the Geely License, owned by Liankong, a subsidiary of Geely Holding, and $18,792 for professional services. Net cash used by operating activities for the nine months ended September 30, 2021, included cash used of $3,000 for prepayment of hosting costs. Other movements were related to changes in working capital.
The largest component of FF’s cash used by operating activities during the nine months ended September 30, 2020, was $22,037 for wages and compensation and $2,749 for professional services.

Investing Activities
Net cash (used in)/provided by investing activities was $(37,264) and $3,011 for the nine months ended September 30, 2021, and 2020, respectively. Cash used by investing activities for the nine months ended September 30, 2021, consists of $37,264 for acquisition of fixed assets.
Net cash provided by investing activities for the nine months ended September 30, 2020, consists of $3,600 proceeds from notes receivable offset by $589 in payments for acquisition of fixed assets.
Financing Activities
Net cash provided by financing activities was $966,995 and $28,327 for the nine months ended September 30, 2021, and 2020, respectively.
Cash provided from financing activities during the nine months ended September 30, 2021, primarily consists of $229,583 in cash proceeds from the issuance of Class A Common Stock, net of redemptions of $206 as a result of the Business Combination; $761,400 in cash proceeds from the aggregate purchase price in the PIPE Financing; $172,231 in proceeds from the issuance of notes payable net of original issuance discounts; and $10,492 from the exercise of stock options. These were partially offset by cash payments of $61,130 for PIPE Financing transaction costs; $48,210 for settling notes payable and accrued interest; $38,217 for settling related party notes payable and accrued interest; $27,722 for settling vendor payables in trust; $23,148 for Business Combination transaction costs; $3,355 for debt transaction costs; $2,691 for capital lease obligations; and $1,071 for stock transaction costs.
Net cash provided from financing activities during the nine months ended September 30, 2020, primarily consists of $35,753 in cash proceeds from the issuance of notes payable and related party notes payable. This was partially offset by cash payments of $2,554 for debt transaction costs; $2,231 for settling vendor payables in trust, net; $1,806 for payment of capital lease obligations; and $1,000 for payment of related party note payable.
Effect of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash
The exchange rates effect on Cash and Cash Equivalents and Restricted Cash was $(2,536) for the nine months ended September 30, 2021 and $(784) for the same period in 2020. The effects of exchange rate changes on cash and cash equivalents and restricted cash result from fluctuations on the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Renminbi. Fluctuations in exchange rates against the U.S. dollar may positively or negatively affect FF’s operating results.

Contractual Obligations and Commitments
During the nine months ended September 30, 2021, the Company had the following major changes in its contractual obligations:
Issuances of New Notes Payable to Third Parties
On various dates in 2021, the Company issued new notes payable to third parties with aggregate principal balance of $172,031, net of original issue discount and debt issuance costs.
Conversion of Related Party Notes Payable and Notes Payable
On May 13, 2021, the Company converted related party notes payable with an aggregate principal balance of $90,869 and accrued interest of approximately $43,490 into the commitment to issue 10,888,580 shares of Class A Common Stock.
On July 21, 2021, the Company converted: (i) related party notes payable with an aggregate principal balance of $130,479 and accrued interest of $29,958 into the commitment to issue 11,566,196 shares of Class A Common stock and (ii) notes payable with a principal balance of $75,100 and accrued interest of $23,275 into the commitment to issue 7,823,306 shares of Class A Common Stock.
Closing of the Business Combination and PIPE Financing
In conjunction with the Closing and through the date that the unaudited Condensed Consolidated Financial Statements were issued, the Company paid $139,557 in cash and committed to issue 24,464,994 shares of Class A Common Stock to settle liabilities of the Company, including:
i.notes payable principal of $85,202 and accrued interest of $7,435,
ii.related party notes payable principal of $91,420 and accrued interest of $13,581, and
iii.interest in the Vendor Trust of $124,671, including payables of $102,950 and purchase orders in the amount of $8,380 related to goods and services yet to be received, and accrued interest thereon of $13,341.
The following table sets forth, as of September 30, 2021, significant cash obligations that affect FF’s future liquidity:

	Payments Due by Period
	Total	2021 (3 months)	2022 - 2023	2024 - 2025	Thereafter
	(in thousands)
Operating lease obligations	$131	$131	$—	$—	$—
Capital lease obligations(1)	13,550	1,102	5,207	3,549	3,692
Related party notes payable(2)	13,463	13,463	—	—	—
Related party accrued interest(4)	10,140	10,140	—	—	—
Notes payable(3)	173,451	5,366	168,085	—	—
Accrued interest(4)	5,062	—	5,062	—	—
Palantir license(5)	44,000	—	14,750	19,500	9,750
Total contractual obligations	$259,797	$30,202	$193,104	$23,049	$13,442
______________
(1)Capital lease obligations include property leases, such as FF’s main production facility in Hanford, California and its headquarters in Gardena, California.
(2)Related party notes payable include multiple term notes to related party lenders. Interest rates range from 0% – 18%.
(3)Notes payable includes multiple term notes to third-party lenders. Interest rates range from 0% – 15%.
(4)Accrued interest related to the actual amount accrued as of September 30, 2021 related to the related party notes payable and notes payable.
(5)In July 2021, the Company and Palantir Technologies Inc. (“Palantir”), entered into a master subscription agreement that sets forth the terms of the Palantir Foundry platform hosting arrangement.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that FF can cancel without a significant penalty.
Off-Balance Sheet Arrangements
The Company did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, the Company did not have any off-balance sheet arrangements as of September 30, 2021 or December 31, 2020.
Critical Accounting Estimates
The preparation of our unaudited Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities, and the reported amounts of expenses during the reporting period. Management has based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by FF’s management. Accounting estimates and assumptions are evaluated on an ongoing basis including those related to the: (i) realization of tax assets and estimates of tax liabilities; (ii) valuation of equity securities; (iii) recognition and disclosure of contingent liabilities, including litigation reserves; (iv) fair value of related party notes payable and notes payable; (v) estimated useful lives and impairment of long-lived assets; (vi) fair value of options granted to employees and non-employees; and (vii) fair value of warrants. To the extent that there are material differences between these estimates and actual results, future financial statement presentation, financial condition, results of operations, and cash flows will be affected. Given the global economic climate and unpredictable nature and unknown duration of the COVID-19 pandemic, estimates are subject to additional variability and volatility.
For a description of Legacy FF’s significant accounting policies, see Note 3. Summary of Significant Accounting Policies, of the Notes to Legacy FF’s audited Consolidated Financial Statements for the year ended December 31, 2020 included in the Form S-1/A. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Consolidated Financial Statements. Management believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of FF’s Consolidated Financial Statements.
Stock-Based Compensation
FF did not issue any new options between the close of the Business Combination and September 30, 2021.
FF accounts for all stock-based compensation awards granted to employees and non-employees at fair value. FF’s stock-based payments consist of stock options subject to various vesting conditions. Stock options with performance conditions are recognized when it is probable that performance criteria will be achieved and compensation cost is recognized using the graded vesting method.
FF estimates the fair value of stock options using the Black-Scholes option-pricing model. Determining the fair value of stock-based compensation awards under this model requires highly subjective assumptions, including the fair value of the underlying common share before the Business Combination, risk-free interest rate, the expected term of the award, the expected volatility of the price of the common share, and the expected dividend yield of the common share. These estimates involve inherent uncertainties and the application of management’s judgment. If FF had made different assumptions, FF’s stock-based compensation expense and its net loss could have been materially different.
The assumptions and estimates are as follows:
•Expected Term. Given FF does not have sufficient exercise history to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, FF determines the expected term using the simplified method, which estimates the term based on an averaging of the vesting period and contractual term of the option grant for employee and non-employee awards, respectively.

•Expected Volatility. FF determines the expected volatility based on the historical average volatilities of publicly traded industry peers. FF intends to continue to consistently apply this methodology using the same or similar public companies until a sufficient amount of historical information regarding the volatility of FF’s own Class A Common Stock price becomes available, unless circumstances change such that the identified companies are no longer similar to FF, in which case more suitable companies whose stock prices are publicly available would be utilized in the calculation.
•Risk-Free Interest Rate. The risk-free interest rate assumption is based upon observed interest rates on United States Government securities appropriate for the expected term of the stock option.
•Expected Dividend Yield. FF has not paid and does not anticipate paying any cash dividends in the foreseeable future and, therefore, FF uses an expected dividend yield of zero.
•Forfeiture rate. FF estimates a forfeiture rate to calculate its stock-based compensation expense for its stock-based awards. The forfeiture rate is based on an analysis of actual forfeitures. The Company will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Changes in the estimated forfeiture rate can have a significant impact on the Company’s stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the estimated forfeiture rate is changed.
•Fair Value of Common Stock. Prior to the close of the Business Combination, there was no public market for Legacy FF’s Class A Ordinary Stock. Therefore, Legacy FF’s Board of Directors determined the fair value of Legacy FF’s Class A Ordinary Stock at the time of the grant of stock options by considering a number of objective and subjective factors. The fair value of the stock was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants titled “Valuation of Privately Held Company Equity Securities Issued as Compensation”. Legacy FF’s Board of Directors granted stock options with exercise prices equal to the fair value of Legacy FF’s Class A Ordinary Stock on the date of grant. See section entitled “Fair Value of Common Stock” for additional discussion of the valuation model and assumptions used to fair value Legacy FF’s Class A Ordinary Stock. Subsequent to the Business Combination, the closing price of FF’s Class A Common Stock on the NASDAQ as reported will be used.
For information related to stock options granted in the nine months ended September 30, 2021, see Note 14, Stock-Based Compensation in the Notes to the unaudited Condensed Consolidated Financial Statements.
Fair Value of Common Stock
Prior to the closing of the Business Combination, Legacy FF was required to estimate the fair value of the Legacy FF’s Class A Ordinary Shares underlying Legacy FF’s stock-based awards. The fair value of the ordinary shares underlying Legacy FF’s stock-based awards was determined in each case by Legacy FF’s Board of Directors, with input from management and a third-party valuation expert. Legacy FF believed that the Board of Directors had the relevant experience and expertise to determine the fair value of Legacy FF’s Class A Ordinary Shares. Legacy FF’s Board of Directors intended all stock options granted to be exercisable at a price per share not less than the fair value per share of the ordinary share underlying those stock options on the date of grant.
In the absence of a public market for Legacy FF’s Class A Ordinary Shares, the valuation of Legacy FF’s Class A Ordinary Shares was determined using a hybrid method, which incorporated a scenario-based method and an option-pricing method. The valuation was performed in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Guide, “Valuation of Privately Held Company Equity Securities Issued as Compensation”.
Legacy FF considered various objective and subjective factors to determine the fair value of Legacy FF’s Class A Ordinary Shares as of each grant date, including:
•Contemporaneous valuations performed by unrelated third-party experts;
•The progress of Legacy FF’s research and development;
•Legacy FF’s stage of development and commercialization and Legacy FF’s business strategy;
•Industry information, such as external market conditions affecting the electric car industry and trends within the electric car industry;
•Lack of marketability of Legacy FF’s Class A Ordinary Shares;

•Likelihood of achieving a liquidity event, such as an initial public offering, SPAC merger, or strategic sale given prevailing market conditions and the nature and history of Legacy FF’s business;
•Prices, privileges, powers, preferences, and rights of our convertible preferred stock relative to those of Legacy FF’s Class A Ordinary Stock;
•Forecasted cash flow projections for Legacy FF’s business;
•Liquidity of stock-based awards involving securities in a private company; and
•Macroeconomic conditions.
The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. The probability of a liquidity event and the derived discount rate are significant assumptions used to estimate the fair value of Legacy FF’s Class A Ordinary Stock. If Legacy FF had used different assumptions or estimates, the fair value of Legacy FF’s Class A Ordinary Stock and Legacy FF’s stock-based compensation expense could have been materially different.
During 2019 and 2020, Legacy FF’s estimated fair value of its Class A Ordinary Stock remained relatively consistent, fluctuating between $0.36 per share as of April 30, 2019 (“April 2019 valuation”) and $0.346 per share as of March 31, 2020 (“March 2020 valuation”), before increasing to $0.391 per share as of January 20, 2021 (“January 2021 valuation”). As the close of the Business Combination became more likely, Legacy FF’s estimate of fair value for its Class A Ordinary Stock increased from $0.391 per share as of January 20, 2021 (“January 2021 valuation”) to $1.123 per share as of April 20, 2021 (“April 2021 valuation”) and ultimately to $1.572 per share as of June 24, 2021 (“June 2021 valuation”).
In order to estimate the fair value of Legacy FF’s Class A Ordinary Stock, Legacy FF utilized more than one valuation approach. The April 2019 valuation and March 2020 valuation were completed prior to the contemplation of the Business Combination as such, income and market approaches were utilized in estimating the fair value. The January 2021 valuation used a hybrid method, applying a probability-weighted expected return method (“PWERM”) to weight the indicated equity value determined under the option-pricing model, income and market approaches for the scenario in which the Business Combination does not close, and the equity value implied by the planned Business Combination.
During 2019 and 2020, Legacy FF experienced financial hardship and was unable to satisfy its liabilities, including payables in vendor trust, notes payable, and related party notes payable. Given these financial hardships, Legacy FF was unable to successfully achieve its strategic plans, including completing its manufacturing facility in Hanford or generating revenues from the sale of the FF 91, and therefore Legacy FF’s estimated fair value of Class A Ordinary Stock decreased slightly between 2019 and early 2020. Please refer to Key Factors Affecting Operating Results and Liquidity and Capital Resources within Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details on operations, capital resources, and going concern.
The increase in value between the March 2020 valuation, the January 2021 valuation, the April 2021 valuation, and the June 2021 valuation was due to Legacy FF’s progress towards the Business Combination. During the latter half of 2020, Legacy FF started contemplating a SPAC merger and began taking the necessary steps to prepare for the Business Combination with PSAC. The necessary steps undertaken to prepare for the Business Combination included meeting with PSAC and investment bankers, discussing timing expectations, and negotiating the preliminary letter of intent between PSAC and Legacy FF. As Legacy FF’s ongoing negotiations related to the Business Combination reflected an increased likelihood of a near-term exit transaction and/or liquidity event, the valuation of FF’s equity as of the January 2021 valuation took into consideration the indicated equity value implied by the negotiations as well as the uncertainty inherent in the future key milestones including execution of the Merger Agreement and PSAC’s shareholder vote. The April 2021 valuation took into consideration the signing of the Merger Agreement at January 27, 2021, the benefits expected as a result of amending the Merger Agreement on February 25, 2021, to increase the permitted amount of any additional bridge loan to $100 million, filing the Company’s Registration Statement on Form S-4 on April 5, 2021, and the appointment of the post-merger Board of Directors. The June 2021 valuation took into consideration the declaration of effectiveness by SEC of the Company’s Registration Statement on Form S-4 on June 24, 2021.
Subsequent to the Closing Date of the Business Combination, FF’s Board of Directors determines the fair value of each share of underlying Class A Common Stock for purposes of determining stock-based compensation based on the closing price of our Class A Common Stock on the NASDAQ as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in market conditions.

Fair Value Measurements and Fair Value of Related Party Notes Payable and Notes Payable
Fair value measurement applies to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring and nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1   Valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.
Level 2   Valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 instruments typically include U.S. government and agency debt securities, and corporate obligations. Valuations are usually obtained through market data of the investment itself as well as market transactions involving comparable assets, liabilities or funds.
Level 3   Valuations for assets and liabilities that are derived from other valuation methodologies, such as option-pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
The accounting guidance for financial instruments allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date.
FF has elected the fair value option for certain related party notes payable and notes payable with embedded derivatives. Except for one note payable, the fair value of all related party notes payable and notes payable was determined using a yield method, probability weighted for the likelihood of a liquidity event prior to maturity that would result in the conversion of the notes payable into common stock. The probability of a liquidity event and the derived discount rate are assumptions used to estimate the fair value of FF’s notes payable carried at fair value. The fair value of the one note payable was determined using a binomial lattice model with significant assumptions used in the model being the risk-free rate, annual dividend yield, expected term and volatility of the Company's stock.
Income Taxes
FF recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations and comprehensive loss in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, management considers the weighting of all available positive and negative evidence, which includes, among other things, the nature, frequency and severity of current and cumulative taxable income or losses, future projections of profitability, and the duration of statutory carryforward periods.
FF recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in FF’s Condensed Consolidated Financial Statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. FF recognizes interest and penalties accrued with respect to uncertain tax positions, if any, in its provision for income taxes in the consolidated statements of operations and comprehensive loss.
Recent Accounting Pronouncements
See Note 1, Nature of Business and Organization and Basis of Presentation in the Notes to the unaudited Condensed Consolidated Financial Statements for a discussion about accounting pronouncements recently adopted and recently issued, but not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FF is exposed to market risks in the ordinary course of its business. Market risks represent the risk of loss that may impact FF’s financial position due to adverse changes in financial market prices and rates. FF’s market risks exposure are primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
FF’s related party notes payable and notes payable are fixed rate instruments and are not subject to fluctuations in interest rates. FF did not enter into investments for trading for speculative purposes. FF has not been exposed, nor anticipates being exposed to material risk due to changes in interest rates.
Foreign Currency Exchange Risk
FF’s reporting currency is the U.S. Dollar. FF is exposed to foreign currency exchange risk through its Chinese subsidiaries that use the Chinese Renminbi as their functional currency. The assets and liabilities of each of FF’s subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date and operations accounts are translated using the average exchange rate for the relevant period. Decreases in the relative value of the U.S. Dollar to other currencies may negatively affect operating results as expressed in U.S. dollars. Foreign currency translation adjustments are accounted for as a component of Accumulated Other Comprehensive Loss within Stockholders’ Equity (Deficit). Gains or losses due to transactions in foreign currencies are included in Other Income (Expense), net in the Consolidated Statements of Operations and Comprehensive Loss. FF has not hedged its foreign currency risk, although FF may choose to do so in the future. FF does not believe that an immediate 10% increase or decrease in the relative value of the U.S. Dollar to other currencies would have a material effect on its operating results.
Credit Risk
FF is exposed to credit risk through its financial instruments, which consist of cash and cash equivalents, notes receivable, and deposits. FF maintains its cash with major financial institutions. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits ($250 thousand per depositor per institution) and China Deposit Insurance Regulations limits (RMB 500 thousand per depositor per institution). FF believes the financial institutions that hold FF’s cash are financially sound and, accordingly, deem the credit risk low. FF is exposed to third-party credit risk through its notes receivable balance. FF is exposed to credit risk through payments of vendor deposits for tooling and equipment. FF closely monitors credit risk related to deposits held by vendors and has written off any deposits determined to be unrecoverable.
As of September 30, 2021 and December 31, 2020, the Company had cash and cash equivalents and restricted cash of $691,144 and $1,827, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

FF's disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that FF files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation of FF’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), FF’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that FF’s disclosure controls and procedures were not effective as of September 30, 2021, due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

FF identified material weaknesses in FF’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

•FF did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, FF lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, management did not establish formal reporting lines in pursuit of its objectives. Further, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions.

•FF did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting, due to growth in the business.

•FF did not design and maintain effective controls for communicating and sharing information between the legal, capital markets, and accounting and finance departments. Specifically, the accounting and finance departments were not consistently provided the complete and adequate support, documentation, and information including the nature of relationships with certain counterparties to record transactions within the financial statements timely, completely and accurately.

These material weaknesses contributed to the following additional material weaknesses:

•FF did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions. Specifically, FF did not design and maintain controls to timely identify and account for embedded derivatives related to convertible notes, impute interest on related party notes payable with interest rates below market rates, account for failed sale leaseback transactions, and account for warrant instruments.
•FF did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the period-end financial reporting process addressing areas including financial statement and footnote presentation and disclosures, account reconciliations and journal entries, including segregation of duties, assessing the reliability of reports and spreadsheets used in controls, and the timely identification and accounting for cut-off of expenditures.

These material weaknesses resulted in adjustments primarily related to expense cut-off and the associated accounts including operating expenses, accounts payable and accruals, property and equipment, convertible notes payable and interest expense and related financial disclosures, which were recorded as of and for the year ended December 31, 2019. These material weaknesses also resulted in adjustments primarily related to the extinguishment of a noncontrolling interest, accounts payable, vendor payables in trust and adjustments to the statement of cash flows which were recorded as of and for the year ended December 31, 2019 as well as disclosure errors related to the anti-dilutive shares excluded from the calculation of diluted net loss per share, deferred tax assets and related valuation allowance, accrued interest for certain notes payable, and the fair value of the Vendor Trust as of December 31, 2019. Additionally, the material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of the entity acquired as part of the July 21, 2021 merger agreement related to warrant liabilities and equity.

•FF did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements, specifically, with respect to (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; and (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored. These IT deficiencies did not result in a material misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

In connection with the Special Committee Investigation, and the completion of additional investigative and remedial work based on Special Committee findings, which were performed under the direction of the newly-appointed Executive Chairperson, reporting to the Audit Committee, additional material weaknesses were identified in FF’s internal control over financial reporting. Specifically, in addition to the material weaknesses described above relating to management not establishing formal reporting lines in pursuit of its objectives as well as maintaining effective controls for communicating and sharing information between the legal, capital markets, and accounting and finance departments, the following material weaknesses were identified:

•FF did not maintain an effective control environment or demonstrate a commitment to maintain integrity and ethical values. Specifically, certain members of senior management failed to reinforce the need for an attitude of compliance and internal control awareness with certain of FF’s governance, accounting and finance policies and procedures. This resulted in the inaccurate and incomplete disclosures of certain relationships, arrangements, and transactions.

This material weakness contributed to the following additional material weakness:

•FF did not design and maintain effective controls related to the identification and disclosure of certain arrangements and transactions with related parties.

The material weaknesses identified in connection with the Special Committee Investigation resulted in the revision of our previously filed financial statements as of and for the period ended December 31, 2020 related to notes payable, related party notes payable, accrued interest, related party accrued interest, interest expense, and related party interest expense.
Additionally, each of the material weaknesses described above could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

Management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. During 2021 and the first quarter of 2022, FF made the following enhancements to our internal control over financial reporting:

•FF added finance and accounting personnel to the organization to strengthen our finance and accounting teams. The additional personnel are expected to provide oversight, structure, reporting lines, and additional review over our disclosures;

•FF implemented certain new accounting policies and, procedures, and an IT system relevant to the preparation of our financial statements to improve communication of key areas across the different departments at FF and to provide adequate structure, accountability, and segregation of duties;

•FF appointed Becky Roof as Interim Chief Financial Officer (CFO) and engaged an affiliate of AlixPartners LLP to accelerate implementation of Special Committee recommendations including, but not limited to remediation of the material weaknesses in internal control over financial reporting;

•FF implemented enhanced controls around FF’s related party transactions, including regular attestations;

•FF removed YT Jia, FF’s founder, as an Executive Officer, although he will continue in his position as Chief Product & User Ecosystem Officer of the Company, reporting to the Executive Chairperson with his role limited to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and advanced R&D technology;

•Functions previously dual-reporting to Mr. Jia and Mr. Breitfeld will report only to Ms. Swenson (but Mr. Jia may remain involved in long-term strategy); and

•FF adopted an Insider Investment Reporting Policy.

Our remediation activities are continuing during 2022. In addition to the above actions, FF expects to engage in additional activities, including, but not limited to:

•Continuing to hire key finance and accounting personnel as FF scales and until FF has sufficient technical accounting resources, combined with engaging external consultants to provide support and to assist us in our evaluation of more complex applications of U.S. GAAP and to assist us with documenting and assessing our accounting policies and procedures;

•Designing and implementing controls in response to the risks of material misstatement to identify and evaluate changes in our business and the impact on our internal controls;

•Designing and implementing controls for communicating and sharing information between legal, capital markets, and accounting to facilitate transactions being recorded timely and accurately;

•Designing and implementing formal processes, accounting policies, procedures, and controls supporting certain business processes and our financial close process, including creating standard balance sheet reconciliation templates and journal entry controls; assessing the reliability of reports and spreadsheets used in controls; and the timely identification and accounting for cut-off of expenditures;

•Designing and implementing controls to address the identification of and accounting for certain non-routine, unusual or complex transactions;

•Designing and implementing controls related to the identification and disclosure of certain arrangements and transactions with related parties;

•Continuing to implement additional IT systems relevant to the preparation of our financial statements and controls over financial reporting to improve communication of key areas across the different departments at FF and to provide adequate structure, accountability, and segregation of duties; and

•Designing and implementing IT general controls, including controls over change management, the review and update of user access controls, and controls over critical batch jobs and data backups.

While FF has made progress, the material weaknesses will not be considered remediated until FF completes the design and implementation of the enhanced controls, the controls operate for a sufficient period of time, and FF has concluded, through testing, that these controls are effective. FF believes that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

As we continue to evaluate and work to improve our internal control over financial reporting, FF may determine that additional measures or modifications to the remediation plan are necessary.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, FF’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. Other than as disclosed under Note 12, Commitments and Contingencies and Note 16, Subsequent Events to the unaudited Condensed Consolidated Financial Statements included in this report, we are not presently party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our registration statement on Form S-1/A filed with the SEC on October 4, 2021 (the “Form S-1/A”). As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in the Form S-1/A.
The findings of the Special Committee relating to allegations of inaccurate disclosures and remedial measures relating thereto could impact FF’s operations or financial results, and there can be no assurance that the remedial measures that have been and are being implemented will be successful, implemented or timely.

As previously disclosed on November 15, 2021, FF’s Board of Directors established a special committee of independent directors (the “Special Committee”) to investigate allegations of inaccurate Company disclosures. The Special Committee engaged outside independent legal counsel, Kirkland & Ellis LLP, and a forensic accounting firm, Alvarez and Marsal, to assist with its review. The Special Committee has completed its review and additional investigative work based on the Special Committee’s findings performed under the direction of the Executive Chairperson and reporting to the Audit Committee has also been completed. In connection with the Special Committee review and subsequent investigative work, several findings were made, including that certain statements made by or on behalf of FF were inaccurate. Based on the results of the Special Committee investigation and subsequent investigative work described above, the Board approved a number of remedial actions, which FF has implemented or is in the process of implementing. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Recent Developments – Special Committee Investigation” for more information regarding the findings and remedial actions relating to the Special Committee investigation.

FF, under the direction of the newly appointed Executive Chairperson, is continuing to implement the remedial actions approved by the FF Board of Directors and is committed to addressing the issues identified in connection with the Special Committee review and subsequent investigative work. No assurance can be provided that such remedial measures will be implemented in a timely manner or will be successful to prevent inaccurate FF disclosures in the future. FF also cannot predict whether, or to what extent, such remedial actions will impact its operations or financial results. In addition, the findings of the Special Committee review and subsequent investigative work performed at the direction of the Executive Chairperson could further subject FF to litigation and regulatory investigations, and could cause FF to fail to meet its reporting obligations, any of which could diminish investor confidence in FF, cause a decline in the price of FF’s common stock and limit FF’s ability to access capital markets.
FF is involved in an SEC investigation, and may be further subject to investigations and legal proceedings related to, the matters underlying the Special Committee investigation, which may result in adverse findings, damages, the imposition of fines or other penalties, increased costs and expenses and the diversion of management’s time and resources.
On March 8 and March 21, 2022, putative derivative lawsuits alleging violations of the Securities Exchange Act of 1934 and various common law claims were filed in the United States District Court, Central District of California. Additionally, on April 11 and 25, 2022, putative derivative lawsuits alleging violations of the Securities Exchange Act of 1934 and various common law claims were filed in the United States District Court, District of Delaware. These lawsuits purport to assert claims on behalf of the Company against numerous current and former officers and directors of the Company (discussed further in Part I, Item 2 “Management’s Discussion and Analysis of Financial condition and Results of Operations”). Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims.

In connection with the Special Committee investigation, FF, certain members of the management team and FF employees received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation. FF, which had previously voluntarily contacted the SEC in connection with the Special Committee investigation in October 2021, is cooperating fully with the SEC’s investigation. The outcome of such an investigation is difficult to predict. We have incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss.

FF has incurred legal and accounting expenses, and may continue to incur, significant legal and accounting expenditures in connection with the Special Investigation and SEC investigation. Any legal proceedings resulting from these investigations, including further shareholder derivative litigation or governmental inquiries or investigations may further divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. Such legal proceedings could also have a material adverse effect on our business, financial condition, results of operations and cash flows including as a result of such expenses or arising from any consequences of such legal proceedings including damages, monetary fines, sanctions, penalties, adverse publicity and damage to reputation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2021, the Company sold the following securities, which were not registered under the Securities Act pursuant to an exemption provided under Section 4(a)(2) of the Securities Act.
In connection with the Business Combination, the Company entered into Subscription Agreements on January 27, 2021 (collectively and as amended, the “PIPE Agreements”) with certain accredited investors or qualified institutional buyers (collectively, the “PIPE Investors”). Pursuant to the PIPE Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such PIPE Investors, an aggregate of 76,140,000 shares of FFIE Class A Common Stock for a purchase price of $10.00 per share, or an aggregate of $761.4 million in gross cash proceeds (the “PIPE Financing”). Pursuant to the PIPE Agreements, the Company gave certain resale shelf registration rights to the PIPE Investors with respect to the shares issued and sold in the PIPE Financing. The closing of the PIPE Financing occurred immediately prior to the Closing.
On August 5, 2021, pursuant to the terms of the Second Amended and Restated Note Purchase Agreement, dated as of October 9, 2020 (as amended from time to time, the “Second A&R NPA”), among certain subsidiaries of the Company and guarantors party thereto, U.S. Bank National Association, as the Notes agent, Birch Lake Fund Management, LP, as the collateral agent, and the Note purchasers party thereto, and related forms of notes and warrants issued thereunder, the Company issued Ares Capital Corporation a warrant to purchase 633,008 shares of the Company’s Class A Common Stock for an exercise price equal to $10.00 per share. The warrant shall terminate at the close of business on the sixth (6th) anniversary of the grant date.

On August 5, 2021, pursuant to the Second A&R NPA, the Company issued Ares Centre Street Partnership, L.P. a warrant to purchase 15,964 shares of the Company’s Class A Common Stock for an exercise price equal to $10.00 per share. The warrant shall terminate at the close of business on the sixth (6th) anniversary of the grant date.

On August 5, 2021, pursuant to the Second A&R NPA, the Company issued Ares Direct Finance I LP a warrant to purchase 7,883 shares of the Company’s Class A Common Stock for an exercise price equal to $10.00 per share. The warrant shall terminate at the close of business on the sixth (6th) anniversary of the grant date.

On August 5, 2021, pursuant to the Second A&R NPA, the Company issued Ares Credit Strategies Insurance Dedicated Fund Series Interests of the SALI Multi-Series Fund, L.P. a warrant to purchase 13,237 shares of the Company’s Class A Common Stock for an exercise price equal to $10.00 per share. The warrant shall terminate at the close of business on the sixth (6th) anniversary of the grant date.

On August 10, 2021, in connection with the issuance of certain notes payable issued to ATW Partners, LLC (the “Notes”), the Company issued warrants to purchase up to 2,687,083 shares of Class A Common Stock (the “ATW NPA Warrants”) to FF Ventures SPV IX LLC, FF Venturas SPV X LLC and FF Aventuras SPV XI LLC (collectively, the “ATW Warrant Holders”), entities affiliated with ATW Partners, LLC, pursuant to the terms of the Second A&R NPA. Each ATW NPA Warrants entitles the ATW Warrant Holders, at any time on or prior to 5:00 p.m. (New York City time) on June 9, 2028, to purchase a certain number of shares of Class A Common Stock at an exercise price of $10.00 per share, subject to adjustment. The ATW NPA Warrants exercise price is subject to customary anti-dilution adjustments upon (among other triggering events) the occurrence of a change of control transaction and certain dilutive transactions, including subsequent equity sales, share dividends and splits occurring following the issuance of the applicable ATW NPA Warrants. The ATW Warrant Holders may also exercise the ATW NPA Warrants on a cashless (or “net exercise”) basis. Any adjustments to the ATW NPA Warrants exercise price are capped such that the ATW Warrant Holders are not entitled to exercise the ATW NPA Warrants to the extent such exercise would result in the ATW Warrant Holders holding shares in excess of 4.99% of the fully diluted capitalization of the Company.

On August 10, 2021, pursuant to the Second A&R NPA, the Company issued a note payable to FF Ventures SPV IX LLC, a third-party investment firm affiliated with ATW Partners, LLC, for an aggregate principal amount of $15.7 million. The note payable matures on February 10, 2023 and bears interest at 0% per annum. At the election of the holder of the note, the principal amount is convertible into that number of shares of Class A Common Stock equal to 130% of the outstanding principal amount divided by the applicable conversion price. The promissory note is currently convertible into 2,036,666 shares of Class A Common Stock. The conversion price is subject to customary anti-dilution adjustments upon (among other triggering events) the occurrence of a change of control transaction and certain dilutive transactions, including subsequent equity issuances, share dividends and splits occurring following the issuance of the promissory note.
On August 10, 2021, pursuant to the Second A&R NPA, the Company issued a promissory note payable to FF Venturas SPV X LLC, a third-party investment firm affiliated with ATW Partners, LLC, for an aggregate principal amount of $11.3 million. The note payable matures on February 10, 2023 and bears interest at 0% per annum. At the election of the holder of the note, the principal amount is convertible into that number of shares of Class A Common Stock equal to 130% of the outstanding principal amount divided by the applicable conversion price. The promissory note is currently convertible into 1,462,500 shares of Class A Common Stock. The conversion price is subject to customary anti-dilution adjustments upon (among other triggering events) the occurrence of a change of control transaction and certain dilutive transactions, including subsequent equity issuances, share dividends and splits occurring following the issuance of the promissory note.
On August 10, 2021, pursuant to the Second A&R NPA, the Company issued a promissory note payable to FF Aventuras SPV XI LLC, a third-party investment firm affiliated with ATW Partners, LLC, for an aggregate principal amount of $7.0 million. The note payable matures on February 10, 2023 and bears interest at 0% per annum. At the election of the holder of the note, the principal amount is convertible into that number of shares of Class A Common Stock equal to 130% of the outstanding principal amount divided by the applicable conversion price. The promissory note is currently convertible into 910,000 shares of Class A Common Stock. The conversion price is subject to customary anti-dilution adjustments upon (among other triggering events) the occurrence of a change of control transaction and certain dilutive transactions, including subsequent equity issuances, share dividends and splits occurring following the issuance of the promissory note.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.5
Fourth Amendment to Agreement and Plan of Merger, dated as of July 12, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd. (incorporated by reference to Exhibit 2.5 to Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed July 22, 2021).

10.1
Amended and Restated Registration Rights Agreement between the Company and certain holders identified therein (incorporated by reference to Exhibit 10.1 to Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed July 22, 2021).

10.2
Shareholder Agreement between the Company and certain holders identified therein (incorporated by reference to Exhibit 10.3 to Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed July 22, 2021).

10.3#
Faraday Future Intelligent Electric Inc. 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed July 22, 2021).

10.4#
Form of Director and Officer Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.32 to Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed July 22, 2021).

10.5#
Offer Letter, dated October 30, 2021, by and between Faraday Future Intelligent Electric Inc. and Walter J. (Chuck) McBride (incorporated by reference to Exhibit 10.1 to Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed November 2, 2021).

10.6#
Transition and Consulting Agreement, dated October 27, 2021, by and between Faraday Future Intelligent Electric Inc. and Zvi Glasman (incorporated by reference to Exhibit 10.2 to Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed November 2, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes to condensed consolidated financial statements
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
*Filed herewith.
**Furnished herewith.
# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         Faraday Future Intelligent Electric Inc.

Date: May 6, 2022

By:	/s/ Carsten Breitfeld
Name:	Carsten Breitfeld
Title:	Global Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Becky Roof
Name:	Becky Roof
Title:	Interim Chief Financial Officer
(Principal Accounting and Financial Officer)