Form 10-K
period 2021-12-31
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2022-05-13
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-39395
Faraday Future Intelligent Electric Inc.
(Exact name of registrant as specified in its charter)

Delaware	3711	84-4720320
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial classification code number)	(I.R.S. Employer Identification Number)
18455 S. Figueroa Street Gardena, CA		90248
(Address of Principal Executive Offices)		(Zip Code)
(310) 415-4807
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FFIE	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	FFIEW	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing price as reported on the Nasdaq Stock Market, the aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $362.8 million. Shares of common stock held by each executive officer and director and by each stockholder of more than 10% of any class of voting equity securities of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 13, 2022, there were 238,275,864 shares of Class A common stock, $0.0001 par value, and 64,000,588 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Part I
Item 1. Business.
Unless the context indicates otherwise, references in this Annual Report on Form 10-K to “FF” refer to Faraday Future Intelligent Electric Inc. (f/k/a Property Solutions Acquisition Corp.), a holding company incorporated in the State of Delaware, and not to its subsidiaries, and references herein to the “Company,” “we,” “us,” “our” and similar terms refer to FF and its consolidated subsidiaries. We refer to our primary operating subsidiary in the U.S., Faraday&Future Inc., as “FF U.S.” We refer to all our subsidiaries organized in China and in Hong Kong collectively as the “PRC Subsidiaries,” a complete list of which is set forth in Exhibit 21.1 to this Annual Report on Form 10-K. As of the date of this Annual Report on Form 10-K, our only operating subsidiaries in China and in Hong Kong are FF Automotive (China) Co. Ltd., Ruiyu Automotive (Beijing) Co., Ltd. and Shanghai Faran Automotive Technology Co., Ltd., each of which was organized in the PRC. The discussion of FF’s business and the electric vehicle industry below is qualified by, and should be read in conjunction with, the discussion of the risks related to FF’s business and industry detailed in Item 1A in this Annual Report on Form 10-K.
Company Overview
FF is a California-based global shared intelligent mobility ecosystem company with a vision to disrupt the automotive industry.
With headquarters in Los Angeles, California, FF designs and engineers next-generation intelligent, connected, electric vehicles. FF intends to start manufacturing vehicles at its production facility in Hanford, California, with additional future production capacity needs addressed through a contract manufacturing partner in South Korea. FF is also exploring other potential contract manufacturing options in addition to the contract manufacturer in South Korea. FF has additional engineering, sales, and operational capabilities in China and plans to develop its manufacturing capability in China through a joint venture or other arrangements.
Since its founding, FF has created major innovations in technology and products, and a user centered business model. we believe these innovations will enable FF to set new standards in luxury and performance that will enhance quality of life and redefine the future of intelligent mobility.
FF’s principal executive office is located at 18455 S. Figueroa Street, Gardena, CA 90248 (telephone number (310) 415-4807). The Company's website is located at www.ff.com and its investor relations website is located at investors.ff.com. The information contained on or connected to FF’s websites is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the U.S. Securities and Exchange Commission (“SEC”). FF’s filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are accessible without charge on FF’s investor relations website, as soon as reasonably practicable, after we electronically file such material with, or furnish such material to, the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. Such filings are also available on the SEC's website at www.sec.gov.
Technology
FF’s technology innovations include its proprietary Variable Platform Architecture (“VPA”), propulsion system, and Internet, Autonomous Driving, and Intelligence (“I.A.I.”) system.
The VPA is a modular skateboard-like platform which can be sized to accommodate various motor and powertrain configurations, enabling fast and capital efficient product development for both the passenger and commercial vehicle segments. FF’s propulsion system includes industry-leading inverter design, and a propulsion system that provides a leading competitive edge in electric drivetrain performance. FF’s advanced I.A.I. technology offers high-performance computing, high speed internet connectivity, Over-the-air (“OTA”) updates, an open ecosystem for third party application integration, and a Level 3 autonomous driving-ready system, in addition to several other proprietary innovations that enable the Company to build a highly personalized user experience.
Since inception, FF has developed a differentiated portfolio of valuable intellectual property. As of March 31, 2022, the Company has been granted more than 650 patents (with approximately a third issued in the U.S., and slightly less than two-thirds issued in China, and the remaining issued in other jurisdictions). Key patents include FF’s inverter assembly, integrated drive and motor assemblies, methods and apparatus for generating current commands for an interior permanent magnet (“IPM”) motor, and keyless vehicle entry system. These key patents will expire in 2035 and 2036.

Products
FF’s B2C (business-to-consumer) passenger vehicle launch pipeline over the next five years includes the FF 91 series, the FF 81 series, and the FF 71 series. FF’s passenger vehicle portfolio is designed to address different passenger vehicle segments. In addition to passenger vehicles, leveraging its VPA, FF plans to launch a Smart Last Mile Delivery (“SLMD”) vehicle to address the high growth last mile delivery opportunity. FF’s presence in the last mile delivery segment will enable the Company to leverage its technology and expand its total addressable market and avenues for growth.
Each of the three passenger vehicle series is planned in two different configurations (the FF 91 will also come in a limited edition model). At the top end, the “Futurist” configurations will drive FF’s core brand values (design, superior driving experience, and personalized user experience) to the fullest. Offering multiple configurations allows FF to participate in a wide price range within each vehicle series.
FF intends to commercially launch the FF 91 series in the third quarter of 2022. Please refer to “Risk Factors — FF’s vehicles are in development and its first vehicle may not be available for sale in the third quarter of 2022, if at all” for a discussion on risks and uncertainties related to the expected launch. Toward that goal, FF has completed most of the vehicle development milestones, and recently announced the completion of its first production-intent build at the Hanford manufacturing plant. The FF 91 series is designed to compete with Maybach, Bentley Bentayga, Lamborghini Urus, Ferrari Purosangue, Mercedes S-Class, Porsche Taycan, BMW 7-Series, etc. In addition to the FF 91 series, FF has planned the following passenger vehicles:
•FF 81 series, FF’s second passenger vehicle, is envisioned to be a premium mass market electric connected vehicle positioned to compete against Tesla Model S and Model X, Nio ES8, BMW 5-series, and similar vehicles.
•FF 71 series, FF’s mass market passenger vehicle, plans to integrate connectivity and advanced technology into a smaller vehicle size and positioned to compete against Tesla Model 3 and Model Y, BMW 3-series, and similar vehicles.
Product Positioning
All FF passenger vehicles will share common brand DNA of:
•modern design: styling and interior materials;
•superior driving experience: leading power, performance and driving range; and
•personalized user experience: space, comfort and internet experience.
The flagship FF 91 series will define the FF brand DNA. This DNA will carry over to FF 81 and FF 71 series vehicles at lower price points. With such brand DNA, FF believes its products will be ahead of competition in their respective segments in terms of design, driving experience, interior comfort, connectivity, and user experience.
Robust Hybrid Manufacturing Strategy
To implement a capital light business model, FF has adopted a hybrid global manufacturing strategy consisting of its refurbished manufacturing facility in Hanford, California and a collaboration with Myoung Shin, a leading contract manufacturing partner in South Korea. FF is also exploring other potential contract manufacturing options in addition to the contract manufacturer agreement in South Korea. The Company is also exploring the possibility of manufacturing capacity in China through a joint venture or other arrangements.
As of the date hereof:
•FF leased a 1.1 million square foot manufacturing facility in Hanford, California with an expected production capacity of approximately 10,000 vehicles per year; and
•FF entered into a definitive contract manufacturing and supply agreement with Myoung Shin Co., Ltd. (“Myoung Shin”), a South Korea-based automotive manufacturer and parts supplier, to manufacture the Company’s second vehicle, the FF 81. The agreement has an initial term of nine years from the start of production of the FF 81, which is scheduled for 2024. Pursuant to the agreement, Myoung Shin shall maintain sufficient manufacturing capabilities and capacity to supply FF 81 vehicles to FF in accordance with the Company’s forecasts and purchase orders. FF and Myoung Shin will each manufacture and supply certain FF 81 parts that Myoung Shin will use in the manufacture and assembly of FF 81 vehicles;

Distribution Model
FF management anticipates making its first passenger vehicles available in the U.S., followed shortly thereafter by a rollout in China. Expansion of sales to Europe is expected to begin in 2023. FF plans to utilize a direct sales model integrating online and offline sales channels to drive sales and user (including customers, drivers, passengers of FF vehicles) operations to continuously create value. FF’s offline sales are planned through FF’s self-owned stores as well as FF Partner-owned stores and showrooms. The self-owned stores are expected to help establish the FF brand, while the partner-owned stores and showrooms will enable expansion of the sales and distribution network without substantial capital investment by FF.
FF’s Competitive Strengths
FF’s products, technology, team and business model provide strong competitive differentiation:
FF’s proprietary VPA
FF’s proprietary VPA is a skateboard-like platform that incorporates the critical components of an electric vehicle, and can be sized to accommodate various motor and powertrain configurations. This flexible modular design supports a range of consumer and commercial vehicles and facilitates rapid development of multiple vehicle programs to reduce cost and time to market.
Projected product performance with industry-leading propulsion technology
FF’s propulsion system includes an industry-leading inverter design and propulsion system. FF’s proprietary FF Echelon Inverter has the technological advantage of driving a large amount of current in a small space using proprietary parallel Insulated Gate Bipolar Transistors (“IGBTs”), achieving low inverter losses and high efficiency. The propulsion system has high torque accuracy with fast transient response. The electric motor drive units are fully integrated with the inverter, transmission and control unit to create industry-leading volume and design efficiency. Propelled by an integrated FF designed powertrain, FF’s vehicles can achieve leading horsepower, efficiency, and acceleration performance.
Internet, Autonomous Driving, and Intelligence (“I.A.I.”) Technology
FF’s advanced I.A.I. technology offers high-performance computing, high speed internet connectivity, OTA updates, an open ecosystem for third party application integration, and a Level 3 autonomous driving-ready system, in addition to several other proprietary innovations that enable the Company to build an advanced highly personalized user experience. The FF 91 series will feature a high-performance dual systems-on-a-chip (“SoC”) computing platform for in-vehicle infotainment, a NVIDIA based autonomous driving system, and a high-speed connectivity system capable of up to three simultaneous 4G/LTE carrier connections. Together, these systems will deliver a highly intelligent voice-first user experience, and seamless cloud connectivity and a vehicle that is Level 3 highway autonomous driving ready.
FF’s I.A.I system is built on an enhanced Android Automotive code base and is upgraded with each release of Google’s platform.
All FF vehicles use FF’s proprietary FFID unique identifier to deliver personalized content, apps and experiences. FFID provides a unique Faraday Future user profile that ensures a consistent experience across the FF Ecosystem, as the user goes from one seat to another or even from one vehicle to another.
Strong intellectual property portfolio
FF has significant capabilities in the areas of vehicle engineering, vehicle design and development, as well as software, internet, and AI. The Company has additionally developed a number of proprietary processes, systems and technologies across these areas. FF’s research and development efforts have resulted in a strong intellectual property portfolio across battery, powertrain, software, user interface design and user experience design (“UI/UX”), and advanced driver-assistance systems, among other areas. FF’s proprietary inverter design provides high current and is integrated into the electric drive unit, creating a high power-to-weight ratio. The patented keyless entry technology recognizes the user from a distance, opens (not only unlocks) doors and customizes the user’s seating area using facial-recognition-prompted download of FFID. Patented autonomous driving technology can be used to find empty space in a parking lot and autonomously park using cameras, radars, LIDARs (Light Detection and Ranging), ultrasound and an inertial measurement unit (“IMU”). FF believes its strong intellectual property portfolio will allow continued differentiation from its competitors and shorten time to market for future products.

Visionary management with a strong record of success
FF is led by a visionary management team with a unique combination of automotive, communication, and internet experience. FF’s Executive Chairperson, Sue Swenson, has a long experience in public company governance, particularly in technology, media and communications companies. FF’s Global CEO, Dr. Carsten Breitfeld, is a seasoned automotive industry veteran with over 20 years of leadership experience at BMW. Dr. Breitfeld was previously in charge of several innovative vehicle projects at BMW, including the i8 Vehicle Program which gave birth to the i8 luxury plug-in hybrid model. Dr. Breitfeld also served as Founder, Chairman and Chief Executive Officer of BYTON, a Chinese electric vehicle startup with operations in multiple countries. FF’s Founder and Chief Product and User Ecosystem Officer, YT Jia, focuses on product and mobility ecosystem; internet and AI; and advanced R&D technology. YT Jia founded Leshi Information Technology Co., Ltd., a video streaming website in 2004. He also founded Le Holdings Co. Ltd. (“LeEco”), an internet ecosystem and technology company with businesses including smart phones, smart TVs, smart cars, internet sports, video content, internet finance and cloud computing. FF’s other management team members have significant product, industry and leadership experience in areas such as vehicle engineering, battery, powertrain, software, internet, AI, and consumer electronics.
Speed to market with the ability to launch commercial production in the third quarter of 2022
FF has achieved several commercial milestones as it works to bring the FF 91 to the market. When FF launches the FF 91, the Company expects to be the first entrant in the ultra-luxury EV segment. Please refer to “Risk Factors — FF’s vehicles are in development and its first vehicle may not be available for sale in the third quarter of 2022, if at all” for a discussion on risks and uncertainties related to the expected launch. FF has recently completed the first of its planned production-intent vehicles at the Hanford manufacturing plant, and will produce many more in the coming months for testing, validation, and marketing purposes. As of the date hereof, only a few standard off-the-shelf components remain to be sourced.
Electric Vehicle Industry Overview and Market Opportunity
The electric vehicle industry is poised for explosive growth. Based on the Electric Vehicle Outlook 2021 report, a long-term forecast published in May 2021 by Bloomberg New Energy Finance (“BNEF Report”), passenger electric vehicle sales in the U.S., Europe, and China would grow to a total of approximately 14.0 million vehicles in 2025, from 3.1 million vehicles in 2020, and then continue to grow rapidly.
Driven by China’s new energy vehicle (“NEV”) credit and European CO2 regulations as well as city policies restricting new internal combustion engine (“ICE”) vehicle sales, electric vehicle sales in China and Europe are estimated to exceed 65% of all passenger electric vehicle sales by 2030, according to the BNEF Report. In addition, since many U.S. households have the infrastructure to install home charging, they are ideal adopters of electric vehicles. According to the BNEF Report, by 2040, over three-quarters of all new passenger vehicles sold will be electric, with markets in China and parts of Europe achieving even higher penetration. For commercial electric vehicles, demand for electric small vans, and trucks are expected to rise quickly, with the U. S., Europe, and China markets expanding faster than the overall market, according to the BNEF Report. In addition, the report notes that light-duty commercial vehicles will see the greatest surge in demand for electric drivetrains among all commercial vehicles. FF believes its U.S. and China dual-home market strategy, as well as its innovative DNA, strong technology portfolio, and emphasis on design, driving experience and personalized user experience will position it well in the passenger electric vehicle segments in these markets. By leveraging the scalable design and modularity of FF’s variable platform architecture, FF is well-positioned to capitalize on growing demands for light, commercial electric vehicles. Additionally, FF’s robust vehicle engineering capabilities and extensive portfolio of technologies offer significant future licensing and strategic partnership opportunities.
Key Drivers for Electric Vehicle Market Growth
Several important factors are contributing to the popularity of electric vehicles, in both the passenger electric vehicle and light-duty commercial vehicle segments. FF believes the following factors will continue to drive growth in these markets:
Increasing Environmental Awareness and Tightening Emission Regulations
Environmental concerns have resulted in tightening emission regulations globally, and there is a broad consensus that further emission reductions will require increased electrification in the automotive industry. The cost of regulatory compliance for ICE power-trains is rising sharply due to the natural limitations of traditional ICE technologies. In response, global original equipment manufacturers (“OEMs”) are aggressively shifting their strategies toward electric vehicles. At the same time, consumers are more concerned about the impact of goods they purchase, both on their personal health and the environment. As consumer awareness increases, zero emission transportation has become a popular and widely advocated urban lifestyle which has accelerated further development in the electric vehicle market. Consumer pressure can also be seen in the commercial electric vehicle market. Being encouraged by their customers to reduce their carbon footprints, retailers, logistics companies, and other corporations are highly incentivized to transition their existing fleets or new vehicle purchases toward electric vehicles.
Decreasing Battery and Electric Vehicle Ownership Costs
Battery and battery-related costs generally represent the most expensive components of an electric vehicle. The falling price of lithium-ion batteries is expected to be among the most important factors affecting electric vehicle penetration in the future. Additionally, the average battery energy density is expected to increase with continuous improvements in battery chemistries, improved materials, advanced engineering, and manufacturing efficiencies. With improvements in battery technology and economies of scale, battery production costs (translated to electric vehicle ownership costs) should continue to decrease. The BNEF Report states that the average lithium-ion battery price has fallen by 89% from 2010 to 2021 to $131/kWh. They project the cost of lithium-ion batteries will fall below $100/kWh by 2024 and continue to decline as advancements in manufacturing and technology continue. According to the BNEF Report, price parity between electric vehicles and ICE is expected to be reached by the mid-2020s in most vehicle segments, subject to variation between geographies.
Strong Regulatory Push
An increasing number of countries are encouraging the adoption of electric vehicles or a shift away from fossil-fuel-powered vehicles. For example, in the U.S., both states and municipalities have begun to roll out legislation banning combustion engines, with California mandating that every new passenger car and truck sold to be zero-emission by 2035, and every new medium and heavy-duty truck sold be zero-emission by 2045. Fifteen additional U.S. states and Washington, D.C. have announced they intend to follow California’s lead in transitioning all sales of heavy-duty trucks, vans and buses to zero-emission, with potentially more to follow in coming years. In China, the focused regulatory push has been one of the strongest drivers of NEV penetration. In recent years, the Chinese government implemented a series of favorable policies encouraging the purchase of electric vehicles and construction of electric vehicle charging infrastructure. Since 2015, the Chinese regulatory authorities have provided subsidies to purchasers of electric vehicles. Although previous purchase subsidies were reduced in China by approximately half in 2019, the Chinese government has continued to provide subsidies for charging infrastructure construction. Since 2016, the Chinese central finance department has been incentivizing certain local governments with funds and subsidies for the construction and operation of charging facilities and other relevant charging infrastructure, such as charging stations and battery swap stations. Europe, UK, Denmark, Iceland, Ireland, the Netherlands, Slovenia, and Sweden have all announced plans to phase out combustion engines in some form or fashion by 2030. These legislative tailwinds have already begun to force some legacy OEMs toward electrification, creating a strong need for a modular, flexible, and cost-efficient electric vehicle solution, which will increase competition in the alternative energy vehicle industry.
Growth of Electric “Shared Mobility”
According to the BNEF Report, despite the significant near term impact from COVID-19, the global shared mobility fleet (i.e., ride-hailing and car-sharing) is expected to represent more than 15% of the total kilometers traveled by passenger vehicles by 2040, up from less than 5% in 2019. Bloomberg data also predicted that due to electric vehicles’ lower operating costs, they are anticipated to account for over 75% of shared mobility vehicles by 2040, representing a dramatic increase from current low single digit penetration. At the same time, as vehicle consumers move to rely upon shared mobility fleets, and view ride-hailing and car-sharing as a service, such trends may partially offset passenger vehicle demand growth.
Corporate History and Milestones
FF U.S., the Company’s primary U.S. operating subsidiary, was incorporated and founded in the State of California in May 2014. In July 2014, LeSee Automotive (Beijing) Co., Ltd. (“LeSee Beijing”), which was previously the Company’s primary Chinese operating entity, was formed in China.
To facilitate global investment of FF’s business and operations in different jurisdictions, FF established a Cayman Islands holding company structure for the entities within the group. As part of these efforts, Smart Technology Holdings Ltd. (formerly known as FF Global Holdings Ltd.) was incorporated on May 23, 2014 in the Cayman Islands, which directly or indirectly owned and/or controlled 100% of the shareholding of all operating subsidiaries in the group. In March 2017, FF established FF Automotive (China) Co., Ltd., as a Chinese wholly-foreign-owned entity (“WFOE”). As part of a broader corporate reorganization, and to facilitate third-party investment, FF incorporated its top-level holding company, FF Intelligent Mobility Global Holdings Ltd. (formerly known as Smart King Ltd.), in the Cayman Islands in November 2017, as the parent company of Smart Technology Holdings Ltd. To enable effective control over FF’s Chinese operating entity and its subsidiaries without direct equity ownership, in November 2017, the WFOE entered into a series of contractual arrangements (“VIE contractual arrangements”) with LeSee Beijing and LeSee Zhile Technology Co., Ltd., which previously held 100% of LeSee

Beijing. The VIE contractual arrangement enabled FF to exercise effective control over LeSee Beijing and its subsidiaries, to receive substantially all of the economic benefits of such entities, and to have an exclusive option to purchase all or part of the equity interests in LeSee Beijing. The VIE contractual arrangements were adjusted in the past three years and were terminated on August 5, 2020. LeSee Beijing is currently owned 99% by the WFOE.
The organizational chart below shows FF’s operating subsidiaries2 as of the date hereof:

2Excludes subsidiaries with immaterial operations. FF Hong Kong Holding Limited is a holding company subsidiary organized in Hong Kong. As of the date of hereof, LeSEE Automotive (Beijing) Co. Ltd., a subsidiary organized in China, has immaterial operations.
Milestones
Significant milestones in FF’s historical development and commercialization of FF’s electric vehicles include the following:
•In 2015, FF completed its first test mule car, and a fully developed electric vehicle Beta prototype was completed in August 2016.
•In January 2016, FF debuted the FF Zero 1 at the 2016 Consumer Electronics Show (“CES”) and obtained a U.S. patent for FF’s proprietary power inverter, the “FF Echelon Inverter.” In November 2016, FF obtained an autonomous vehicle testing permit issued by the State of California, which allowed FF to test self-driving vehicles on public roads with the presence of a safety driver.
•In January 2017, FF revealed FF 91, its luxury electric crossover vehicle, at CES 2017. FF 91’s beta prototype set the fastest production-electric vehicle record at the Pikes Peak International Hill Climb in 2017, with a time of 11 minutes and 25.083 seconds.
•In November 2017, FF entered into agreements with its Series A investor in connection with its Series A financing and received gross proceeds of $800.0 million through June 2018.
•In August 2018, FF completed its first pre-production build of FF 91 in its Hanford, California manufacturing facility. FF also began designing the FF 81 project in January 2018.
•In September 2020, FF entered into a non-binding memorandum of understanding with a large city in China where FF plans to build its China headquarters and research and development center in China. Pursuant to the non-binding proposal, FF intends to form a joint venture in the city and expects that the city will provide certain support to the joint venture.
•In January 2021, Legacy FF, FF Automotive (Zhuhai) Co., Ltd. and FF Hong Kong Holding Limited. entered into a cooperation framework agreement with Zhejiang Geely Holding Group Co., Ltd. pursuant to which Geely Holding agreed to explore the possibility of joint investment in the technology licensing, contract manufacturing and joint venture with FF and the city, as well as to pursue the possibility of further business cooperation with the joint venture. The joint venture remains subject to agreement by the parties on a joint venture agreement and the closing of the Private Placement. FF believes the strategic partnership among the city, Geely Holding and FF, if successfully entered into, will benefit the implementation of FF’s dual-home market strategy in China.

•In January 2021, FF announced that it entered into a definitive agreement for a business combination with PSAC, with the combined company to be listed on the NASDAQ Stock Market under the ticker symbol “FFIE”.
•In July 2021, FF announced that it completed its previously announced merger with PSAC, which resulted in the combined company being renamed Faraday Future Intelligent Electric. The common stock and warrants of the Company began trading on the NASDAQ Stock Market on July 22, 2021 as “FFIE” and “FFIEW”, respectively.
•In September 2021, FF completed the installation of pilot equipment in the pre-production build area of its Hanford, California facility.
•In October 2021, FF received its final Certificate of Occupancy (“CO”) for a dedicated area for pre-production manufacturing at the facility in Hanford, California. The CO allowed FF to begin crucial construction activities, including the building of additional pre-production vehicles at the facility.
•In December 2021, FF started foundation construction for all remaining production areas in the Hanford facility, including body, propulsion, warehouse and vehicle assembly. Interior foundation work in the production area is now well advanced, major mechanical system, including electrical and plumbing, are being installed now.
•In February 2022, FF announced that Myoung Shin Co., Ltd., an automotive manufacturer headquartered in South Korea, has been contracted to manufacture FF’s second vehicle, the FF 81, with SOP scheduled for 2024.
•In February 2022, FF unveiled the first production-intent FF 91 EV manufactured at its Hanford, California plant.
•In May 2022, FF marked Production Milestone #5 at its Hanford, California manufacturing facility, with the start of installation of all mechanical, electrical and plumbing systems to support equipment installation.
Partnership Program
In order to ensure the sustainability of the Company’s mission, vision and values, certain current and former executives of FF established a partnership program (the “Partnership Program”) through FF Global Partners LLC (“FF Global”) in July 2019. FF Global controls Pacific Technology Holding LLC, which indirectly holds approximately 36.2% of the voting power of FF’s share capital on a fully-diluted basis as of the date hereof. The members and managers of FF Global are treated as “partners” or “preparatory partners” from FF Global’s internal governance perspective. FF Global is managed by its board of managers (“FF Global Board”), which currently consists of eight managers — YT Jia, Matthias Aydt, Jiawei Wang, Tin Mok, Prashant Gulati, Chaoying Deng, Philip Bethell and Dr. Carsten Breitfeld. A majority of the managers of FF Global (excluding Dr. Carsten Breitfeld, who does not yet have voting rights because he has not met the tenure eligibility requirement, and once he satisfies the tenure requirement in September 2022, subject to election by the partners of FF Global, he might become a voting manager) present at a meeting of the FF Global Board where there is a quorum is required to approve any material actions of FF Global (“Reserved Matters”), including actions relating to the voting and disposition of shares of FFIE held by FF Top Holding LLC (f/k/a FF Top Holding Ltd.) (“FF Top”) and indirectly owned by FF Global. In the event of a tie at any meeting of the FF Global Board, the manager designated by Chaoying Deng as the managing partner has a casting vote. Except for the Reserved Matters, management of FF Global has been delegated to the managing partner for efficient management. Based on our investigation, we believe that YT Jia has significant influence over and may control the outcome of any actions taken by the FF Global Board through a series of familial and personal relationships that he has with the other managers on the FF Global Board. The committee has adopted policies to address the nomination and election of partners and managers of FF Global. These policies specify certain minimum requirements to be eligible for such positions, including minimum tenure as an employee of FF, business-related performance and behavior-related performance in connection with corporate cultural values during the tenure as an employee of FF, minimum tenure as a partner or preparatory partner, and payment of a portion of the capital contributions to FF Global. FF Global elects those members of FF management and FF employees who share the same mission and vision, demonstrate partnership spirit, and have made significant contributions to become partners or preparatory partners of FF Global, and issues corresponding units to them. The units may be redeemed by FF Global if the FF Global Board determines in its sole discretion that the holder has acted in a manner that is detrimental to FF Global, FF or any of their affiliates, breached the operating agreement of FF Global or any other agreement between the holder and FF Global or ceased to provide services to FF Global, FF or their affiliates with or without cause. The managers, except for the managing partner, are nominated by the partners of FF Global from the existing partners that satisfy certain qualifications and elected by all partners by plurality voting according to the policy and procedures adopted by the committee. Each partner has one vote in the process and the preparatory partners have no voting rights but each can attend the meetings of the partners. In addition, the creditors’ trust from YT Jia’s Chapter 11 bankruptcy has a substantial preferred economic interest in Pacific Technology Holding LLC and has observatory rights on the FF Global Board.
The Partnership Program is a measure to attract and retain talent of FF and FF Global. The program aims to embody the vision of a large group of management team and employees and foster the spirit of partnership. The peer nature of the partnership enables the Company’s executives and some key employees to work together without bureaucracy. FF Global has 21 partners (one of them is not a member) and 6 preparatory partners as of the date hereof. The Partnership Program is dynamic and enables admission of new partners and preparatory partners. The number of partners and preparatory partners may also change due to the removal or departure of partners and preparatory partners.

FF Technology
Variable Platform Architecture
FF believes one of its core technology competencies is its proprietary Variable Platform Architecture (“VPA”). FF’s VPA is a flexible and adaptable skateboard-like platform featuring a monocoque vehicle structure with integrated chassis and body. The platform directly houses the critical components of an electric vehicle, including all-wheel steering, suspension system, brakes, wheels, electric propulsion system, electronic control units and high voltage battery, among others. Each of these component systems has been engineered in-house or in collaboration with suppliers and has been integrated into the FF vehicles with a view to strive for optimizing performance, efficient packaging, and functional integration.
As an integrated structure, the skateboard-like platform can be shortened or lengthened to allow various wheelbases and battery pack sizes along with other options to fit into the platform. It is designed to accommodate up to three motors and support single or dual rear motors and a single front motor. The VPA can be configured in front-wheel-drive (“FWD”), rear-wheel-drive (“RWD”) or all-wheel-drive (“AWD”) configurations. The platform enables scalable vehicle design and improves manufacturing flexibility as well as capital efficiency and allows continuous improvement across product generations. It is also designed to reduce development time for future models leveraging the platform, as most of research and development and a significant portion of the crash structure is integrated into the platform and enables 5 star and equivalent safety ratings. The modular design of the VPA is adaptable to support a wide range of FF vehicles for both consumer and commercial vehicle markets.
Propulsion Technology
FF has designed an integrated set of powertrain systems ideally suited for FF’s modular VPA. FF believes its proprietary and patented designed electric powertrain provides a leading competitive edge in horsepower, efficiency, and acceleration performance.
FF Echelon Inverter
The inverter in FF’s electric vehicle powertrain governs the flow of high-voltage electrical current throughout the vehicle and serves to power the electric motor, generating torque while driving and delivering energy into the battery pack while braking. The inverter converts direct current from the battery pack into alternating current to drive the permanent magnet motors and provides “regenerative braking” functionality, which captures energy from braking to charge the battery pack. The primary technological advantages of FF’s designs include the ability to drive large amounts of current in a small, physical package with high efficiency and low cost (low inverter losses to provide 98% of inverter efficiency) utilizing patented parallel IGBT technology and can achieve high torque accuracy with fast transient response. The inverter can achieve high reliability due to tab bonds in the high current path. The monitoring system is integrated into the inverter to provide enhanced safety. The patented FF Echelon Inverter is designed to have high power in a compact light weight package with high reliability and durability and can support multiple motor configurations.
Integrated Electric Motor Drive Units
FF has internally designed its electric motor drive units (including gearbox). The electric drive units are fully integrated with the inverter, transmission, and control unit to create a compact and efficient design. The FF designed drive units have low noise and vibration that can greatly improve driving experience. Depending on the power requirements of each model, the motors can be utilized individually or in two or three motor configurations. The combination of high-power and high-torque is expected to provide users with powerful driving force. The FF 91 Futurist, equipped with three integrated electric drive units (each is designed to deliver up to 350 horsepower), is expected to deliver 1,050 horsepower and 12,510 Newton meters (“Nm”) of torque. FF believes its electric drive unit design is ahead of most of its competitors in terms of performance because of its proprietary, advanced packaging, stator-rotor design, and unique inverter layout.
Internet, Autonomous Driving, and Intelligence (“I.A.I.”)
FF utilizes an industry-leading automotive grade dual-chip computing system running the Android Automotive operating system. FF’s I.A.I system is built on an enhanced Android Automotive code base and is upgraded with each release of Google’s platform. FF’s vehicles are designed with software OTA capabilities, which allow software and applications in the vehicle to be updated and upgraded wirelessly to deliver continuous enhancements. The vehicle will be connected to FF’s information cloud at all times. When there is a firmware or software update available, FF’s cloud will push an update message to the vehicle to notify the driver to schedule an update. Upgrades will be wirelessly downloaded to the vehicle, installed, and launched, including updates for firmware, operating systems, middleware, and applications. FF’s patented Future OS operating system allows multiple users to login through FF 91, preparing user’s preferences per their cloud based FFID profiles.
For autonomous driving, FF’s Level 3 autonomous driving-ready system (“ADAS”) will deliver multiple ADAS features through a combination of FF’s own as well as industry partners’ applications. FF plans to devote resources to autonomous driving research and development and plans to work with partners to deliver full autonomous-driving capabilities in highway and urban driving, as well as parking, across its vehicle lines in the future.
FF’s Artificial Intelligence system can actively learn preferences, habits, entertainment, and navigation routines of a user, and associates them with the user’s unique FFID (Faraday Future proprietary user ID). FFID provides a unique Faraday Future user profile that ensures a consistent experience across the FF Ecosystem, as the user goes from one seat to another or even from one vehicle to another. The seamless design and interface of the in-vehicle infotainment system planned in FF vehicles will offer multiple human-machine interface (“HMI”) options and facilitate a personalized user experience for each seat in the vehicle. The enhanced user experience platform powered by Android enables seamless access to third party applications. FF’s patented Intelligent Aggregation Engine can pull content from multiple video applications and displays content in a single area, removing the need to access multiple applications. The Intelligent Recommendation Engine that may be integrated in certain FF series learns each passenger or driver’s digital media preferences across multiple video applications and provide personalized recommendations. The User Recognition function is embedded in each seat through facial or voice recognition, to deliver a suite of personalized content and preferences.
Electrical/ Electronic (“E/E”) Architecture
FF plans to design the first generation of FF vehicle series (FF 91 and FF 81) to adopt a domain-centralized E/E architecture, which enables architecture flexibility and maximizes performance efficiency while meaningfully reducing the overall system complexity and weight. The domain-centralized E/E architecture will consolidate the domain functions across five core high-performance domain control units (“DCU”) that manage, compute, and process controls for propulsion, chassis, self-driving, body, and IoV (Internet over Vehicle – connected infotainment system). The E/E architecture of FF’s variable platform architecture is designed with the capacity to support the power and communication requirements necessary for seamless integration with advanced autonomous systems as they evolve. All of FF’s DCUs will support OTA updates and data collection.
FF Products
FF has developed an extensive portfolio of proprietary technologies that will be embedded and integrated in FF vehicles. FF’s B2C passenger vehicle launch pipeline over the next five years includes FF 91 series, FF 81 series and FF 71 series. In addition to passenger vehicles, leveraging its VPA, FF plans to launch a Smart Last Mile Delivery (“SLMD”) vehicle to address the high growth last mile delivery opportunity.

Passenger Vehicles
Each of the three passenger vehicle series is planned in two different configurations. All passenger vehicles will share common brand DNA of:
•modern design: styling and interior materials;
•superior driving experience: leading power, performance, and driving range; and
•personalized user experience: space, comfort, and internet experience.
The flagship FF 91 series will define the FF brand DNA. This DNA will carry over to FF 81 and FF 71 series. At the top end, the Futurist configurations of each of these series will be designed to push the core brand values to the maximum. With this brand DNA, FF believes its products will be ahead of competition in their respective segments in terms of design, driving experience, interior comfort, connectivity, and user experience.
FF 91
With a wheelbase of 3,200 mm (126 inches), FF 91, FF’s flagship vehicle, is designed to be a high-performance luxury electric vehicle in the E-segment/Executive/Full-Size or F-segment/Full-size luxury vehicle segment. FF has built numerous prototypes and pre-production assets for validation and testing, and recently completed its first production-intent build at its Hanford, California manufacturing plant. FF aims to launch FF 91 in the third quarter of 2022. Please refer to “Risk Factors — FF’s vehicles are in development and its first vehicle may not be available for sale in the third quarter of 2022, if at all” for a discussion on risks and uncertainties related to the expected launch.

FF believes that FF 91 represents a new “species” of electric mobility that combines high performance, precise handling, the comfort of a luxury passenger vehicle, and an intelligent, connected user interface which provides a unique mobility experience to both driver and passenger. It leverages FF’s proprietary VPA, which is a skateboard-like platform structure designed and engineered in-house. This integrated platform provides measurable improvements in overall vehicle structural performance, safety, and handling. FF 91 features a multi-motor configuration and an all-wheel drive system. With three electric motors (one in the front and two in the rear), the top configuration (FF 91 Futurist) is designed to produce 1,050 horsepower and 12,510 Nm of torque to all four wheels. This enables FF 91 Futurist to have torque vectoring in the rear for enhanced vehicle dynamics and stability. Its all-wheel drive system offers greater traction control as well as precise power distribution. This technology delivers superior acceleration and safety.

The variable platform architecture for FF 91 series houses floor-mounted batteries, as well as FF’s proprietary inverter, the FF Echelon Inverter, and integrated electric motor drive units. FF 91 is expected to charge at up to a 200kW rate. FF plans to provide charging solutions in FF’s self-owned stores and FF Partner-owned stores and showrooms.
The FF 91 aims to deliver a first-class user experience that emphasizes personalization and comfort for all users of the vehicle, including the driver and passengers. In terms of driver comfort, there are six driver-specific screens including an ultra-large heads-up display and slim instrument cluster. The center information display supports on-screen gesturing with swipe of fingers. The reconfigurable 3D touch steering wheel can allow further user configurability. The FF 91 is a connected device that has a voice-first user interface as well as an open ecosystem for third-party applications and offers an immersive audio, video, and media experience. There are over 100 inches of high-resolution viewing area across 11 displays embedded in the vehicle. These include industry’s first 17-inch front passenger screen and industry-leading 27-inch rear passenger display, allowing passengers to stream their favorite movies, TV shows and live sports while the FF 91 is in motion without driver distraction. The voice-first foundation enables multiple natural commands at once, facilitating the areas of comfort (including air conditioning, seat positions, and doors), productivity (including text, email, and phone calls), entertainment (including media playlists and content search) and destination reaching (including refined search and navigation). The connectivity is powered by “Super Mobile AP”, which consists of up to three modems to realize aggregated high internet speed and great coverage by multi-carriers for high-throughput and continuous coverage. The Artificial Intelligence system and use of FFID (automatically loaded through facial recognition in each seat) carry the personalized user experience from seat-to-seat and vehicle-to-vehicle. The front and rear passengers will have individual sound zones, which allow passengers in the front and passengers in the rear to listen to their separate audio content with minimal sound interference. The luxury interior design of the FF 91 Futurist also features “zero gravity” seats in the rear row (with industry leading 48.9 inches rear leg room and 60-degree recline). The vehicle also offers a spa mode with personalized seat position, ventilation, massage settings, light animations, and ambient sound.
For autonomous driving, FF 91 will have up to 12 cameras, up to 5 radar sensors, LIDAR, and 12 ultrasound sensors with full 360-degree sensor coverage to allow the FF 91 to steer autonomously once the autonomous driving software solution is validated and released. FF anticipates that its autonomous driving system will deliver several highway autonomy and parking features, and through continuous learning over time, will enable Autonomous Valet Parking (“AVP”) — where the vehicle can autonomously navigate a parking lot, find a parking space and park itself. Eventually, the adaptive learning could allow the driver to use an application to park and summon the vehicle after the driver has exited the vehicle.
FF 91 will feature an SAE Level 3 capable autonomous driving system that will deliver multiple ADAS features through a combination of FF’s own as well as partners’ applications. FF plans to devote resources to autonomous driving research and development and plans to work with partners to deliver full autonomous-driving capabilities in highway and urban driving, as well as parking, across its vehicle lines in the future.
FF 91 Futurist currently has a target starting price of $180,000.

FF 81
The FF 81 series is FF’s planned second vehicle model and is aimed at the premium mass market in the D-segment or E-segment (with a wheelbase of 3,000 mm). The FF 81 will be designed and built on FF’s proprietary VPA enabling up to 60% carry-over of common parts from FF 91. In addition, parts developed for the FF 81 can be carried back to FF 91 series. The large number of common parts shared across vehicle models creates economics of scale and reduces costs.
The FF 81 aims to deliver a premium user experience that emphasizes personalization. The FF 81 is planned with high-performance computing and next generation connectivity with a voice-first user interface and open ecosystem for third-party applications. It also has integrated, autonomous driving features and the pertinent hardware capability, including cameras, radars, ultrasound sensors, and optional LIDAR(s).
FF 81 Futurist is expected to compete with vehicles such as the Tesla Models S/X, BMW X5 and Range Rover Sport, etc.
FF 71
FF’s third planned passenger vehicle, the FF 71 series, is expected to be a connected electric vehicle with a more compact size aiming at the mass market in the C-segment or D-segment (with a wheelbase of 2,850 mm). The FF 71 will be designed to integrate full connectivity and advanced technology into a smaller vehicle size. As FF is currently focusing on the development of the FF 91 and the FF 81, FF does not expect to start design and development of the FF 71 until 2023 and plans to launch the FF 71 Futurist configuration in the first quarter of 2025, assuming that sufficient funding is secured in a timely manner.

FF 71 Futurist is expected to compete with vehicles such as the Porsche Macan, BMW X3, and Jaguar I-Pace.

FF's Passenger Vehicle Portfolio

Vehicle						
	FF 91 series		FF 81 series		FF 71 series	
	Class defining luxury, performance, connectivity and personalized user experience		Premium mass market electric vehicles		Mass market vehicles with leading technology and connectivity	
Wheelbase / Segment	E/F Segment		D/E Segment		C/D Segment	
Target Launch[1]	Q3 2022		Q2 2024[3]		Q2 2025[4]	
Target Pricing[2]	Starting from $180,000	Starting from $100,000	Starting from $95,000	Starting from $59,000	Starting from $65,000	Starting from $45,000
Competitive set	— MB Maybach — Bentley Bentayga — Lamborghini Urus — Ferrari Purosangue	— MB S-Class — Porsche Taycan — Audi E8 e-tron — MB G/GL/GLS — BMW 7 Series — Lucid Air	— Tesla Model S/X — BMW X5 — Range Rover Sport — Land Rover Discovery	— BMW 5-Series — NIO ES8/ES6 — MB E-Class — Rivian R1S — Jaguar J-Pace	— Porsche Macan — BMW 3-Series — BMW X3 — MB GLC — Jaguar I-Pace — Range Rover Velar	— Tesla Model 3/Y — MB C-Class — MB EQC

(1) Target launch dates have been updated based on Jul 2021 closing date of the Business Combination.
(2) Final pricing to be determined at time of vehicle launch.
(3) Target launch date for FF 81 series is 24 months after successful follow up program funding
(4) Target launch date for FF 71 series is 33 month after successful follow up program funding

Commercial Vehicles
Smart Last Mile Delivery (“SLMD”)

FF plans to provide purpose-built Smart Last Mile Delivery vehicles by leveraging its proprietary technologies developed for FF’s passenger vehicles, to build tailored SLMD configurations to meet the exact customer needs, whether for fleet provider or last mile delivery divisions, while reducing development time and costs.

FF’s technical solutions for advanced connectivity and user experience enable an easy integration of the SLMD as another device in the logistics system. Such features may include:
•Advanced connectivity and telematics for next-gen fleet management;
•OTA upgrade capability;
•Third party application integration on touch screen display;
•Surround view cameras for improved visibility;
•Equipped with Level 3 ready autonomy and ready-for-future capabilities; and
•SLMD’s adaptive modular build enables additional use cases (utilities, tradesmen, and others) with minimal additional time or investment.
Manufacturing Strategy
FF plans to manufacture FF 91 series vehicles in its manufacturing facility in Hanford, California with a projected annual capacity of 10,000 vehicles. FF will conduct operations similar to traditional vehicle manufacturing facilities such as body assembly, paint operations, final vehicle assembly, and end-of-line testing for FF 91 in the Hanford manufacturing facility. FF intends for its vehicle engineering and manufacturing teams to work alongside one another to streamline the feedback loop for rapid product enhancements and quality improvement and will extensively utilize virtual manufacturing simulation methods to validate operations and improve the manufacturing processes.
For additional capacity for production of the FF 91 (i.e., exceeding 10,000 vehicles annually), FF can expand production operations in Hanford or seek capacity expansion elsewhere. For the FF 81, FF plans to outsource direct vehicle production to its contract manufacturing partner in South Korea, as FF believes outsourcing could reduce capital investment and accelerate its go-to-market strategy for launching the FF 81, while providing the benefit of flexibility to scale volume to match demand level. FF may outsource the production of the FF 71 to its contract manufacture partner in South Korea or a manufacturing joint venture in China or elsewhere. These plans align with FF’s asset-light, flexible manufacturing strategy. For more information about FF’s manufacturing facility, see the discussion below under the heading “Facilities.” For more information about FF’s memorandum of understanding for contract manufacturing in South Korea, see the discussion below under the heading “Key Agreements and Partnerships.”
Sales, Delivery, and Servicing of Vehicle
As of the date hereof, FF has not yet sold any electric vehicles. FF plans to adopt a direct sales model that utilizes a mix of online and offline presence to drive sales. FF’s offline sales network will consist of FF’s self-owned stores and FF Partner-owned stores and showrooms. The self-owned stores are expected to establish FF brand awareness, while the FF Partner-owned stores and showrooms are expected to expand the sales and distribution network without substantial capital investment by FF.
FF plans to establish stores and showrooms in certain key markets, which may include Los Angeles, San Francisco, New York, Miami, Beijing, Shanghai, Guangzhou, Shenzhen, London, Paris, and Oslo, among other cities. These locations will operate as experiential showrooms for FF’s electric vehicle models and will provide sales, aftersales, and charging services. The FF Partner-owned stores and showrooms will support FF’s online-to-offline sales model, vehicle delivery, charging service and other user operations.
All purchase transactions will be processed online through FF’s website or mobile apps, while FF Partners will support the process (including demonstration drives and providing vehicle information) and receive compensation for sales based on sales territory and/or services performed. Users accessing FF.com can directly purchase the vehicle online and can choose their closest FF store or FF Partner-owned store and showroom for support. Customers going to a FF Partner-owned store will be supported by staff and directed to FF.com for purchasing. FF believes that once the reputation of FF’s vehicles has been established and users are familiar with FF vehicles, an increasing share of the vehicle sales process is likely to be completed fully online. This will further free up offline capacity and potentially increase productivity for FF’s Partner-owned stores. As FF will oversee delivery of the vehicles, both FF stores and FF Partner-owned stores and showrooms will be able to run their operations with lower on-site inventory, keeping them asset light.

The FF Partner-owned stores and showrooms will be the prioritized network for servicing FF’s vehicles, which may include repair, maintenance, and bodywork services. FF will also contract with select third-party service centers to ensure coverage and will deploy mobile service vans based on user demand. To ramp up its service capabilities, FF U.S., FF’s primary U.S. operating subsidiary, plans to enter into agreements with Somit Solutions and Cox Automotive to support the FF After-sales Systems and Operations. Somit Solutions will develop the underlying systems required to support all after-sales elements, such as warranty, parts catalog, repair manual systems. Cox Automotive will support FF after-sales operations , such as roadside assistance, towing logistics, as well as leveraging Cox’s extensive service center network. Additionally, FF users will benefit from FF’s connected remote service platform that can address a majority of service issues, perform remote diagnosis and OTA updates, perform artificial intelligence and predictive maintenance, and will be able to offer real-time service and repair status update to vehicle users.
FF Suppliers
FF has partnered with Tier-1 reputable, international suppliers in North America, Europe, and Asia. FF has selected and on-boarded suppliers for all critical parts for the FF 91. FF aims to obtain systems, components, raw materials, parts, manufacturing equipment, and other supplies and services from suppliers which FF believes to be reputable and reliable.
To expand the capacity for production of the FF 91 beyond FF’s Hanford plant, FF U.S. entered into a memorandum of understanding to secure additional capacity for painted bodies through its contract manufacturing partner in South Korea. FF also signed an agreement with the contract manufacturer in South Korea to reserve manufacturing capacity for the FF 81 in the same plant. FF is also exploring other potential contract manufacturing options in addition to the contract manufacturer in South Korea. FF is also exploring other potential contract manufacturing options in addition to the contract manufacturer in South Korea. FF aims to obtain systems, components, raw materials, parts, manufacturing equipment, and other supplies and services from suppliers which FF believes to be reputable and reliable.
Intellectual Property
FF has significant capabilities in the areas of vehicle engineering, development and design, and has developed a number of proprietary systems and technologies. As of March 31, 2022, FF has been granted more than 650 patents (with approximately a third issued in the U.S., slightly less than two-thirds issued in China, and the remaining issued in other jurisdictions). FF intends to continue to file additional patent applications with respect to its technology. FF’s patented technology covers UI/UX, powertrain, ADAS, body, hardware/software platform and chassis. Key patents include FF’s inverter assembly, integrated drive and motor assemblies, methods and apparatus for generating current commands for an interior permanent magnet (“IPM”) motor and seamless vehicle access system. These key patents will expire in 2035 or 2036.
Key Agreements and Partnerships
Strategic Partnership with Myoung Shin, South Korea
In February 2022, FF entered into a definitive contract manufacturing and supply agreement with Myoung Shin Co., Ltd. (“Myoung Shin”), a South Korea-based automotive manufacturer and parts supplier, to manufacture the Company’s second vehicle, the FF 81. The agreement has an initial term of nine years from the start of production of the FF 81, which is scheduled for 2024. Pursuant to the agreement, Myoung Shin shall maintain sufficient manufacturing capabilities and capacity to supply FF 81 vehicles to FF in accordance with the Company’s forecasts and purchase orders. FF and Myoung Shin will each manufacture and supply certain FF 81 parts that Myoung Shin will use in the manufacture and assembly of FF 81 vehicles.
Potential Partnership with Geely Holding
In December 2020, FF U.S. entered into a non-binding memorandum of understanding with Zhejiang Geely Holding Group Co., Ltd. (“Geely Holding”), who is also a subscriber in the Private Placement, pursuant to which the parties contemplate a strategic cooperation in various areas including engineering, technology, supply chain, and contract manufacturing.

In January 2021, Legacy FF, FF Automotive (Zhuhai) Co., Ltd. and FF Hong Kong Holding Limited, and Geely Holding entered into a cooperation framework agreement and a license agreement that set forth the major commercial understanding of the proposed cooperation among the parties in the areas of potential investment into the JV, engineering, technology, and contract manufacturing support. The cooperation with Geely Holding is temporarily on hold.
On September 7, 2021, the Company paid Liankong, a subsidiary of Geely Holding, which is also a subscriber in the PIPE Financing, in accordance with the Intellectual Property License Agreement dated January 11, 2021, as supplemented on September 7, 2021, a one-time amount of $50 million for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform, the Geely License, owned by Liankong. The Geely platform is an electric automotive chassis that the Company plans to use in the development and production of future electric vehicle models.
Strategic Partnerships on FF Partner Stores and Other Sales and Service
FF Partner Stores in the U.S.
FF U.S. has entered into a non-binding memorandum of understanding with Jolta for setting up FF Partner-owned stores in the U.S. for vehicle sales. The memorandum of understanding contemplates a coverage by Jolta of approximately 15 major U.S. cities by 2025 and 30 major U.S. cities going forward.
FF Partner Stores in China
FF U.S. has entered into a non-binding memorandum of understanding with each of Harmony Auto, Topyoung, Huachi Fuwei, and Haipai to establish Partner-owned stores in more than 30 major cities in China for vehicle sales and service.
After-Sales and Service Offering
FF has plans to engage Somit Solutions to support developing the underlying after-sales Service Systems, Cox Automotive to support Aftersales Operations (US only), as well as SalesForce (US only) to launch and service the FF 91 in compliance with governmental agencies and to support Critical Path to deliver and service the first FF 91, in alignment with the company’s user journeys.

Human Capital Management
As of the date hereof, FF has 745 active employees globally. A majority of FF’s employees are engaged in research and development and related engineering, manufacturing, and supply chain functions. FF plans to ramp up additional hiring efforts for its targeted vehicle production and delivery. FF’s targeted hires typically have significant experience working for reputable OEMs, software, internet, consumer electronics and artificial intelligence companies, as well as tier-one automotive suppliers and engineering firms. FF has not experienced any work stoppages and considers its relationship with its employees to be good. None of FF’s employees are subject to a collective bargaining agreement or represented by a labor union.

The FF team is composed of experienced talent from a variety of industry backgrounds and nationalities with a common goal of creating highly innovative and unique products. FF’s human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating existing and additional employees. Faraday Future is committed to the principle of ESG and is committed to building a safer, cleaner world. We have a diverse workforce and are committed to maintaining the highest standards of ethics and behavior.
Governmental Regulations, Programs and Incentives
FF operates in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which FF is subject govern, among others, vehicle emissions and the storage, handling, treatment, transportation and disposal of hazardous materials and the remediation of environmental contamination. Compliance with such laws and regulations at an international, regional, national, provincial and local level is critical to FF’s ability to continue its operations.
Environmental standards applicable to FF are established by the laws and regulations of the countries in which FF operates, standards adopted by regulatory agencies and the permits and licenses issued to FF. Each of these sources is subject to periodic modifications and comprise what FF anticipates will be increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial administrative, civil or even criminal fines, penalties and orders to cease any violating operations or to conduct or pay for corrective work. In some instances, violations may also result in the suspension or revocation of permits or licenses.

Vehicle Safety and Testing Regulation
FF vehicles will be subject to, and must comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable U.S. Federal Motor Vehicle Safety Standards (“FMVSS”). As a manufacturer, FF must self-certify that its vehicles meet all applicable FMVSSs before the vehicles are sold in the U.S. There are many FMVSSs that will apply to FF vehicles, such as crash-worthiness requirements, crash avoidance requirements and electric vehicle requirements (i.e., limitations on electrolyte spillage, battery retention and avoidance of electric shock after certain crash tests). FF’s future vehicles must fully comply with all applicable FMVSSs. Additionally, there are regulatory changes being considered for several FMVSSs, and FF must comply with all such FMVSS regulations.
In addition to FMVSS, FF will also be required to comply with other federal laws administered by NHTSA, including the Corporate Average Fuel Economy (“CAFE”) standards, Theft Prevention Act requirements, consumer information labeling requirements, early warning reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls and owners’ manual requirements. FF must also comply with the Automobile Information and Disclosure Act, which requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. Further, this law allows inclusion of city and highway fuel economy ratings, as determined by EPA, as well as crash test ratings as determined by NHTSA.
FF vehicles sold outside of the U.S. will be subject to similar foreign safety, environmental, and other regulations. If those regulations and standards are different from those applicable in the U.S., FF will redesign and/or retest its vehicles. For example, the European Union (“E.U.”) has established new approval and oversight rules requiring that a national authority certify compliance with heightened safety rules, emissions limits and production requirements before vehicles can be sold in each E.U. member state, the initial of which rules were rolled out on September 1, 2020, and there is also regulatory uncertainty regarding how these rules will impact sales in the United Kingdom given its recent withdrawal from the E.U. These changes could impact the rollout of new vehicle features in Europe. FF vehicles sold in China will be subject to compulsory product certification by certification authorities designated by the State Certification and Accreditation Administration Committee. Additionally, for FF vehicles to be approved for manufacture and sale in China, FF vehicles will need to be added to the Announcement of Vehicle Manufacturers and Products issued by the Ministry of Industry and Information Technology (“MIIT”) of China, by showing compliance with the relevant safety and technical requirements and other conditions, including among others, the Administrative Rules on the Admission of New Energy Vehicle Manufacturers and Products and the Administrative Rules on the Admission of Passenger Vehicles Manufacturer and Products, and passing the review by the MIIT.
Battery Safety and Testing Regulations
FF’s battery packs must conform to mandatory regulations governing the transport of “dangerous goods” that may present a risk in transportation, which includes lithium-ion batteries, and are subject to regulations issued by the Pipeline and Hazardous Materials Safety Administration. (“PHMSA”). These regulations are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations and related UN Manual Tests and Criteria. The regulations vary by mode of transportation when these items are shipped, such as by ocean vessel, rail, truck, or air. FF will complete the applicable transportation tests for its battery packs, demonstrating its compliance with applicable regulations. FF uses lithium-ion cells in its high-voltage battery packs. The use, storage and disposal of FF’s battery packs is regulated under federal law. FF will enter into agreements with third-party battery recycling companies to recycle FF’s battery packs.
Environmental Credits
In connection with the production, delivery, and placement into service of FF’s zero-emission vehicles, FF may earn tradable credits under certain governmental programs designed to incentivize such activities. FF may sell FF future credits to automotive companies and other regulated entities who can use the credits to comply with emission standards and other regulatory requirements. For example, under California’s Zero Emission Vehicle Regulation and those of states that have adopted California’s standards, vehicle manufacturers are required to earn or purchase credits, referred to as ZEV credits, for compliance with their annual regulatory requirements. These laws provide that automakers may bank or sell to other regulated parties their excess credits if they earn more credits than the minimum quantity required by those laws. FF may also earn other types of salable regulatory credits in the U.S. and abroad, including greenhouse gas, fuel economy, and clean fuels credits.
EPA Emissions and Certification
The U.S. Clean Air Act requires that FF obtain a Certificate of Conformity issued by the U.S. Environmental Protection Agency (“EPA”) or a California Executive Order issued by the California Air Resources Board (“CARB”) certifying that FF vehicles comply with all applicable emissions requirements. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards. A CARB Executive Order is required for vehicles sold in states that have adopted

California’s stricter standards for emissions controls related to new vehicles and engines sold in such states. States that have adopted the California standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles. In addition to California, there are 14 other states that have either adopted or are in the process of adopting the stricter California standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Virginia, Delaware and Colorado. FF is required to seek an EPA Certificate of Conformity for vehicles sold in states covered by the Clean Air Act’s standards or a CARB Executive Order for vehicles sold in California or any of the other 14 states identified above that have adopted the stricter California standards.
Regulation — Self Driving
There are no federal U.S. regulations pertaining to the safety of self-driving vehicles; however, the NHTSA has established recommended guidelines. Certain U.S. states have legal restrictions on self-driving vehicles, and many other states are considering them. This patchwork of licensing requirements increases the legal complexity for FF’s vehicles. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the U.S. and foreign countries, and may create restrictions on self-driving features that FF develops.
Automobile Manufacturer and Dealer Regulation
U.S. state laws regulate the manufacture, distribution and sale of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to consumers in the state. FF will need to secure dealer licenses (or their equivalent) and engage in sales activities for its self-owned stores and service centers, while partners in certain states will support by providing services via partner-owned stores and showrooms. FF has received its dealer license from the State of California.
In China, automobile suppliers and dealers are required to receive a business license and file and update the relevant information through the information management system for the national automobile circulation operated by the competent commerce department in China. Additionally, according to the Administrative Measures on Automobile Sales, automobile suppliers and dealers shall sell automobiles, spare parts, and other related products that are in compliance with relevant provisions and standards of the state, and the dealers shall, in an appropriate manner, expressly indicate the prices of automobiles, spare parts, and other related products as well as the rates of charges for various services on their business premises, and shall not sell products at higher prices or charge other fees without express indication.
Competition
FF has experienced, and expects to continue to experience, intense competition from several companies, particularly as the transportation sector increasingly shifts towards low-emission, zero-emission, or carbon neutral solutions. Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel and electric vehicle market. Many major automobile manufacturers, such as Tesla, Porsche, Mercedes, and Audi, have electric vehicles available today. Other current and prospective automobile manufacturers are also developing electric vehicles, for example Nio, xPeng, Li Auto, Canoo and Fisker, among others. In addition, several manufacturers offer hybrid vehicles, including plug-in versions. FF directly competes with other pure-play electric vehicle companies targeting the high-end segment, while also competing to a lesser extent with new energy vehicles (“NEVs”) and internal combustion engine (“ICE”) vehicles in the mid to high-end segment offered by traditional OEMs. FF believes the primary competitive factors in the electric vehicle market include, but are not limited to:
•pricing;
•technological innovation;
•vehicle performance, quality, and safety;
•space, comfort, and user experience;
•service and charging options;
•design, styling, and interior materials; and
•manufacturing efficiency.
FF believes that it will compete favorably with its competitors on the basis of these factors. However, most of FF’s current and potential competitors have greater financial, technical, supply chain, manufacturing, marketing, and other resources than FF. They may be able to deploy greater resources to the design, development, manufacturing, supply chain, distribution, promotion, sales, marketing, and support of their electric vehicles. Additionally, FF’s competitors may also have greater name recognition, longer operating histories, lower cost of materials, larger sales forces, broader customer and industry relationships, and other resources than FF does.

Item 1A. Risk Factors.

Below is a summary of material factors that make an investment in FF’s common stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as part of your evaluation of an investment in FF’s common stock.
Summary Risk Factors
Risks Related to FF’s Business and Industry

•FF has a limited operating history and faces significant barriers to growth in the electric vehicle industry.
•FF has incurred losses in the operation of its business and anticipates that it will continue to incur losses in the future. It may never achieve or sustain profitability.
•FF’s operating results forecast largely relies on management’s assumptions and analyses, which could be incorrect.
•FF may be unable to meet its future capital requirements.
•FF has historically incurred substantial indebtedness and may continue to do so in the future, and it may not be able to refinance borrowings on terms that are acceptable to FF, or at all.
•FF’s vehicles are in development and its first vehicle may not be available for sale in the third quarter of 2022, if at all.
•FF’s independent registered public accounting firm’s report for fiscal years ended December 31, 2021 and 2020 have expressed substantial doubt about FF’s ability to continue as a going concern.
•The findings of the Special Committee could adversely affect FF’s operations or financial results.
•FF is involved in an SEC investigation, and may be further subject to investigations and legal proceedings related to the matters underlying the Special Committee investigation.
•Potential future delays in the filing of FF’s reports with the SEC could result in the delisting of FF’s securities.
•FF will depend on revenue generated from a single model of vehicles in the foreseeable future. •The market for FF’s vehicles is nascent and not established.
•FF is dependent on its suppliers, and the inability of these suppliers to timely deliver necessary components for FF products could adversely affect FF’s business and results of operations.
•FF may not develop the complex software and technology systems necessary for the production for its electric vehicles.
•FF identified material weaknesses in its internal control over financial reporting, which could continue to adversely affect our ability to accurately or timely report its financial condition or results of operations.

•FF has yet to obtain licenses and other rights in certain technologies, software, and content needed for its vehicles and FF may face technical difficulties and attendant delays in integrating such technologies in its vehicles.
•FF’s decision to manufacture its own vehicles in its leased Hanford, California facility does not guarantee FF will not incur significant delays in the production of the vehicles.

•FF’s contract manufacturer or other future contract manufacturer may fail to timely produce and deliver vehicles.
•Industry competition may impair FF’s revenues, increase its costs to acquire new customers, and hinder its ability to acquire new customers.
•FF’s go-to-market and sales strategy will require substantial investment and commitment of resources, and is subject to numerous risks and uncertainties.

•FF faces risks related to natural disasters, climate change, health epidemics and pandemics, terrorist attacks, war, civil unrest and other circumstances outside its control.
•FF’s election to protect some of its technologies as trade secrets rather than as patents has certain risks and disadvantages.
•Increased environmental, safety or other regulations, including disclosure rules, could result in higher costs, expenditures, and/or sales restrictions.
•Increases in costs, disruption of supply or shortage of materials used to manufacture FF’s vehicles could harm its business.
•FF may be subject to risks associated with autonomous driving technology.
•FF’s vehicles will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.

•FF’s founder and Chief Product and User Ecosystem Officer, Mr. Yueting Jia (“YT Jia”), is closely associated with the image and brand of FF. Circumstances affecting YT Jia’s reputation, and investor and public perception of his role and influence in FF, may shape FF’s brand and ability to do business. Additionally, YT Jia may continue to be subject to certain restrictions in China if not all creditors participating in YT Jia’s restructuring plan comply with the requirement to request removal of YT Jia from such restrictions.

•FF Global Partners LLC, a Delaware limited liability company (“FF Global”), which is governed by an executive committee consisting of eight members, and may be controlled by YT Jia through familial and personal relationships, may exert influence over the management of FF through its issuance of equity interests as additional compensation to the management of FF. FF Global also may initiate shareholder litigation against FF through indirect equity holdings for purposes of influencing and/or removing certain officers and directors of FF.

Risks Related to FF’s Operations in China

•Changes in the political and economic policies of the PRC government may materially and adversely affect FF.
•Uncertainties regarding the Chinese legal system, regulations and enforcement policies could adversely effect on FF.
•Foreign currency fluctuations could reduce the value of, and amount of dividends payable on, our common stock.
•Changes in the laws and regulations of China or noncompliance with them could adversely affect FF.
•FF is a holding company and, in the future, may rely on dividends and other distributions on equity paid by the PRC Subsidiaries to fund any cash and financing requirements FF may have, and the restrictions on PRC Subsidiaries’ ability to pay dividends or make other payments to FF could restrict its ability to satisfy its liquidity requirements and have a material adverse effect on FF’s ability to conduct its business.

•Under the PRC Enterprise Income Tax Law, we may be classified as a PRC “resident enterprise,” which could result in unfavorable tax consequences to us and our non-PRC enterprise stockholders.
•FF and our stockholders face uncertainty with respect to indirect transfers of equity interests in China resident enterprises through transfer of non-Chinese-holding companies.
•PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of the Business Combination to make loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

•The PRC government can take regulatory actions and make statements to regulate business operations in China with little advance notice so our assertions and beliefs of the risks imposed by the Chinese legal and regulatory system cannot be certain, and actions related to oversight and control over offerings that are conducted overseas and/or foreign investment in issuers with substantial operations in China could significantly limit or completely hinder our and the Selling Securityholders’ ability to offer or continue to offer shares of Class A Common Stock $0.0001 par value (“Class A Common Stock”), and warrants to purchase shares of Class A Common Stock (“Warrants”) to investors and cause the value of our securities to significantly decline or be worthless.

•The approval of, or filing or other administrative procedures with the China Securities Regulatory Commission or other PRC governmental authorities may be required in connection with certain of our financing activities, and, if required, we cannot predict if we will be able to obtain such approval or complete such filing or other administrative procedures.

•The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

•FF may be adversely affected by the complexity, uncertainties and changes in PRC regulations on internet-related business, automotive businesses and other business carried out by FF’s PRC Subsidiaries.

•We face challenges from the evolving regulatory environment regarding cybersecurity, information security, privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and any actual or alleged failure to comply with related laws and regulations regarding cybersecurity, information security, data privacy and protection could materially and adversely affect our business and results of operations.

•Any independent registered public accounting firm operating in China that FF uses as an auditor for its operations in China will not be permitted to be subject to inspection by the Public Company Accounting Oversight Board (“PCAOB”).

•U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
•There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

Risks Related to FF’s Business and Industry
FF has a limited operating history and faces significant barriers to growth in the electric vehicle industry.
FF was founded in 2014 and has built several prototype and pre-production vehicles. However, to date, FF has not started commercial production of its first electric vehicle. Although FF expects to start commercial sales of FF 91 series in the third quarter of 2022, there is no assurance FF will be able to develop the manufacturing capabilities and processes, or secure reliable sources of component supply to meet the quality, engineering, design or production standards, or the required production volumes to successfully grow into a viable business.
Furthermore, even if FF achieves production of electric vehicles, it faces significant barriers to growth in the electric vehicle industry, including continuity in development and production of safe and quality vehicles, brand recognition, customer base, marketing channels, pricing policies, talent management, value-added service packages and sustained technological advancement. If FF fails to address any or all of these risks and barriers to entry and growth, its business and results of operation may be materially and adversely affected.
Given FF’s limited operating history, the likelihood of its success must be evaluated especially in light of the risks, expenses, complications, delays and the competitive environment in which it operates. There is, therefore, no assurance that FF’s business plan will prove successful. FF will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling its infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with its growth. In addition, due to the capital-intensive nature of FF’s business, it can be expected to continue to incur substantial operating expenses without generating sufficient revenues to cover those expenditures. There is no assurance FF will ever be able to generate revenue, raise additional capital when required or operate profitably. Any investment in FF is therefore highly speculative.
FF has incurred losses in the operation of its business and anticipates that it will continue to incur losses in the future. It may never achieve or sustain profitability.

The design, engineering, manufacturing, sales and service of intelligent, connected electric vehicles is a capital-intensive business. FF has incurred losses from operations and has had negative cash flows from operating activities since inception. FF incurred a net loss of $517 million and $147 million for the years ended December 31, 2021 and 2020, respectively. Net cash used in operating activities was $340 million and $41 million for the years ended December 31, 2021 and 2020, respectively. Since inception, FF has made significant investments in technology as well as vehicle design, development and tooling, construction of manufacturing facilities, employee compensation and benefits and marketing and branding. FF expects to continue or increase such investments, however, there can be no assurance these investments will result in the successful and timely delivery of FF 91 series or subsequent vehicle programs, or at all.
FF may incur unforeseen expenses, or encounter difficulties, complications, and delays in delivering FF 91 series, and therefore may never generate sufficient revenues to sustain itself. Even if FF brings FF 91 series to market, it may continue to incur substantial losses for reasons including the lack of demand for FF 91 series and the relevant services, increasing competition, challenging macroeconomic conditions, regulatory changes and other risks discussed herein, and so it may never achieve or sustain profitability.
FF expects its operating expenses to increase significantly in the future, which may impede its ability to achieve profitability.
FF expects to further incur significant operating costs which will impact its profitability, including research and development expenses as it introduces new models and improves existing models, capital expenditures in the expansion of its manufacturing capacities, additional operating costs and expenses for production ramp-up, raw material procurement costs, general and administrative expenses as it scales its operations, and sales, marketing, and distribution expenses as it builds its brand and markets its vehicles. Additionally, it may incur significant costs once it delivers FF 91 series, including vehicle service and warranty expenses.
FF’s ability to become profitable in the future will not only depend on its ability to successfully market its vehicles and other products and services, but also to control costs. Ultimately, FF may not be able to adequately control costs associated with its operations for reasons outside its control, including the cost of raw materials such as aluminum, steel and lithium-ion cells. Substantial increases in such costs could increase FF’s cost of revenue and its operating expenses, and could reduce its margins. Additionally, unforeseen events such as the current ongoing global pandemic and the conflict in Ukraine could adversely affect supply chains, impacting FF’s ability to control and manage costs. Additionally, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions could result in significant increases in freight charges and raw material costs. If FF is unable to design, develop, manufacture, market, sell and service its vehicles, including providing service in a cost-efficient manner, its margins, profitability, and prospects would be materially and adversely affected.

The rate at which FF may incur costs and losses in future periods compared to current levels may increase significantly, as it:
•continues to develop FF 91, FF 81, and FF 71 series and Smart Last Mile Delivery (“SLMD”) electric vehicle models;
•develops and equips its manufacturing facility in Hanford, California to produce FF 91, and prepares for manufacturing capabilities in South Korea and other potential manufacturing options, and in China for additional production capacity for FF 91 and other electric vehicle models;
•builds up inventories of parts and components for FF 91;
•develops and expands its design, development, maintenance, servicing and repair capabilities;
•opens offline FF stores; and
•increases its sales and marketing activities.
These efforts may be more expensive than FF currently anticipates, and these efforts may not result in increases in revenues, which could further increase its losses. As FF is seeking funding to realize its business operations plan based on its estimated capital requirements, any cost overruns that deviate from FF’s estimates may materially and adversely affect its business prospects, financial condition and results of operations.
FF’s operating results forecast relies in large part upon assumptions and analyses developed by its management. If these assumptions and analyses prove to be incorrect, its actual operating results could suffer.
FF’s operating results forecast relies in large part upon assumptions and analyses developed by its management and reflects current estimates of future performance. Whether actual operating and financial results and business developments will be consistent with FF’s expectations and assumptions as reflected in the forecast depends on a number of factors, many of which are outside FF’s control, including, but not limited to:
•whether it can obtain sufficient capital to sustain and grow its business;
•its ability to manage growth;
•whether it can manage relationships with key suppliers;
•whether it can sign up and manage relationships with business partners for them to invest in and operate sales and service centers;
•the ability to obtain necessary regulatory approvals;
•demand for its products and services;
•the timing and cost of new and existing marketing and promotional efforts;
•competition, including established and future competitors;
•its ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel;
•the overall strength and stability of domestic and international economies;
•regulatory, legislative and political changes; and
•consumer spending habits.
Specifically, FF’s results forecast is based on projected purchase prices, unit costs for materials, manufacturing, packaging and logistics, warranty, sales, marketing and service, and its projected number of orders for the vehicles with factors such as industry cost benchmarks taken into consideration. Any of these factors could turn out to be different than those anticipated. Unfavorable changes in any of these or other factors, most of which are beyond FF’s control, could materially and adversely affect its business, prospects, financial results and results of operations.
FF may be unable to meet its future capital requirements, including capital required for initial investments to reach initial production and revenue, which could jeopardize its ability to continue its business operations.
FF operates in a capital-intensive industry which requires significant cash to fund its operations. FF expects its capital expenditures to continue to be significant for the foreseeable future as it continues to develop and grow its business. While the Company currently expects to have sufficient cash on hand to commercially launch the FF 91 in the third quarter of 2022, FF’s cash liquidity needs after the launch of the FF 91 will depend on the extent to which FF’s actual costs vary from FF’s estimates and FF’s ability to control these costs and raise additional funds. Any challenges in supplier re-engagements, delays in ramping capacity or labor at Hanford or for sales and service engagements, rising prices of materials, or ongoing global supply chain disruptions may increase the need for additional capital to launch FF 91 series on time. Apart from FF 91 series, additional capital may be required to fund operations, research, development, and design efforts for future vehicles. FF is exploring various alternatives to raise additional funding and finance its ongoing operations, including equipment leasing and construction financing of FF’s Hanford, California production facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on FF’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time.
It is difficult to predict the demand for FF’s vehicles and appropriately budget for such expenses; and FF may have limited insight into trends that could emerge and affect its business. As a company, FF does not have experience manufacturing vehicles, and as such, there is no historical basis for FF to make judgments on the demand for its vehicles. If FF is unable to accurately estimate the demand for its vehicles, match the timing and quantities of component purchases to actual needs or successfully implement inventory management and other systems to accommodate the increased complexity in FF’s supply chain, FF may incur unexpected production disruption, and storage, transportation and other costs, which could have a material adverse effect on its business, prospects, financial condition and operating results.
FF may raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from financial institutions or governmental organizations. FF cannot be certain that additional funds will be available on favorable terms when required, or at all, and any such financing may dilute FF’s stockholder value. If FF is unable to obtain funding in a timely manner or on commercially acceptable terms, or at all, its financial condition, results of operations, business and prospects could be materially and adversely affected.
FF has historically incurred substantial indebtedness and may incur substantial additional indebtedness in the future, and it may not be able to refinance borrowings on terms that are acceptable to FF, or at all.

Since inception, FF has incurred cumulative losses from operations, negative cash flows from operating activities and had an accumulated deficit of $2,908 million as of December 31, 2021. In addition, FF had working capital (deficit) (being the extent to which total consolidated current liabilities exceeds total consolidated current assets less restricted cash) of $288 million and $(835) million as of December 31, 2021 and 2020. Although FF settled the majority of all of its existing debt in either equity or cash upon consummation of the Business Combination, and paid off certain other indebtedness with the proceeds of the Business Combination, FF may incur additional indebtedness from time to time to support its operations. If FF incurs additional debt, the risks it faces as a result of indebtedness and leverage could intensify. The incurrence of any additional debt could:
•limit FF’s ability to satisfy obligations under certain debt instruments, to the extent there are any;
•cause FF to seek bankruptcy protection or enter into other insolvency proceedings in the event FF is not able to renew or refinance any existing indebtedness as it becomes due;
•increase FF’s vulnerability to adverse general economic and industry conditions;
•require FF to dedicate a substantial portion of cash flow from operations to servicing and repaying indebtedness, thereby reducing the availability of cash flow to fund its working capital, capital expenditures, and other general corporate purposes;
•increase its exposure to interest rate and exchange rate fluctuations;
•limit its ability to borrow additional funds and impose additional financial and other restrictions on FF, including limitations on declaring dividends; and
•increase the cost of additional financing.
Commercial banks, financial institutions and individual lenders may have concerns in providing additional financing for FF’s operations. The governments of the United States, China and Europe may also pass measures or take other actions that may tighten credit available in relevant markets. Any future monetary tightening measures as well as other monetary, fiscal and industrial policy changes and/or political actions by those governments could materially and adversely affect FF’s cost and availability of financing, liquidity, access to capital, and ability to operate our business.
FF’s vehicles are in development and its first vehicle may not be available for sale in the third quarter of 2022, if at all.
FF has not yet commenced production of any model and has not recognized any revenue as of the date hereof. FF’s future business depends in large part on its ability to execute on its plans to develop, manufacture, market, sell and deliver electric vehicles, including FF 91, FF 81, FF 71 series, and SLMD electric vehicle models that appeal to customers. Although FF plans to commence commercial sales of its first vehicle, the FF 91 series, in the third quarter of 2022, it may experience significant delays due to reasons such as supply shortages, design defects, talent gaps, and/or force majeure. For example, FF relies on third-party suppliers for the provision and development of many key components used in FF 91 and other models. To the extent FF’s suppliers experience any delays in providing or developing necessary components, or if they experience quality issues, FF could experience delays in delivering on its timelines. For example, due to the delay in the closing of the Business Combination caused by PSAC’s re-evaluation of the accounting treatment for its Private Warrants, FF had to adjust and/or reduce certain payments to suppliers. Such adjustments and/or reductions could delay the launch date for the FF 91.
To the extent FF were to delay launch of FF 91 series, potential consumers may lose confidence in FF, and customers who have placed orders for FF 91 may cancel orders, which may curtail FF’s growth prospects. Additionally, FF’s competitors may move more quickly to market than FF, which could impact FF’s ability to grow its market share.
FF’s recurring losses from operations raise substantial doubt about FF’s ability to continue as a going concern. There is no assurance that FF will be successful in executing upon its operating plan and be able to maintain an adequate level of liquidity, which would result in FF not being able to continue as a going concern.
Since inception, FF has incurred cumulative losses from operations, negative cash flows from operating activities and has an accumulated deficit of $2,908 million and $2,391 million as of December 31, 2021 and 2020, respectively. FF expects to continue to generate significant operating losses for the foreseeable future. Based on FF’s recurring losses from operations since inception and continued cash outflows from operating activities, in FF’s audited consolidated financial statements for the years ended December 31, 2021 and 2020, FF concluded that this circumstance raised substantial doubt about FF’s ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in its report on the consolidated financial statements for the years ended December 31, 2021 and 2020, FF’s independent registered public accounting firm included an emphasis of matter paragraph stating that FF’s recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about FF’s ability to continue as a going concern. FF’s consolidated financial statements for the years ended December 31, 2021 and 2020 do not include any adjustments that may result from the outcome of this uncertainty. However, after the closing of the Business Combination and the PIPE Financing on July 21, 2021, FF received gross proceeds aggregating $990 million which it used to pay $84,278 in transaction costs and $139,557 to settle certain liabilities. The Company expects to use the remaining net proceeds of $767,148 from the Business Combination, as well as $172,031 in net proceeds received from the issuance of notes payable during 2021, to finance the ongoing operations of the business. FF management expects that the net proceeds from the Business Combination, along with cash balances held by FF prior to the Closing Date, will be sufficient to complete the final stages of the development and production of the FF 91 electric vehicle which is anticipated in the third quarter of 2022. Ongoing operations of the Company beyond the launch of the FF 91 will require the Company to raise additional funding. FF management’s plans include the continued development of its electric vehicle platform and bringing electric vehicle models to market. FF expects to continue to generate significant operating losses for the foreseeable future. The plans are dependent on the Company being able to continue to raise significant amounts of capital through the issuance of additional notes payable and equity securities.
Ongoing operations will require FF to raise additional funding. FF is exploring various alternatives to raise additional funding and finance its ongoing operations, including equipment leasing and construction financing of FF’s Hanford, California production facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on FF’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time.
The timely achievement of FF’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with FF’s ability to continue to successfully obtain additional sources of funding, and control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, and the rising prices of materials and ongoing impact of the COVID-19 pandemic. FF’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties.
There can be no assurance that FF will be successful in achieving its strategic plans, that FF’s future capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that FF does not meet its strategic plans, FF will be required to reduce discretionary spending, alter or scale back vehicle development programs, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures. Any such events would have a material adverse effect on FF’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. Based on its recurring losses from operations since inception and continued cash outflows from operating activities, FF has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that FF’s consolidated financial statements for the year ended December 31, 2021 are issued.
If FF is unable to continue as a going concern, it may have to seek protection under applicable bankruptcy laws and/or liquidate or reorganize its assets and may receive less than the value at which those assets are carried on its consolidated financial statements. If this were to happen, it is likely investors would lose part or all of their investment. Future reports from FF’s independent registered public accounting firm may also contain statements expressing substantial doubt about FF’s ability to continue as a going concern. If such doubt about FF continues, investors or other financing sources may be unwilling to provide additional funding to FF on commercially reasonable terms, or at all, and FF’s business may be harmed.
The findings of the Special Committee relating to allegations of inaccurate disclosures and remedial measures relating thereto could impact FF’s operations or financial results, and there can be no assurance that the remedial measures that have been and are being implemented will be successful, implemented or timely.
As previously disclosed on November 15, 2021, FF’s Board of Directors established a special committee of independent directors (the “Special Committee”) to investigate allegations of inaccurate Company disclosures. The Special Committee engaged outside independent legal counsel, Kirkland & Ellis LLP, and a forensic accounting firm, Alvarez and Marsal, to assist with its review. The Special Committee has completed its review and additional investigative work based on the Special Committee’s findings performed under the direction of the Executive Chairperson and reporting to the Audit Committee. In connection with the Special Committee review and subsequent investigative work, several findings were made, including that certain statements made by or on behalf of FF were inaccurate. Based on the results of the Special Committee investigation and subsequent investigative work described above, the Board approved a number of remedial actions, which FF has implemented or is in the process of implementing. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Recent Developments – Special Committee Investigation” for more information regarding the findings and remedial actions relating to the Special Committee investigation.
FF, under the direction of the newly appointed Executive Chairperson, is continuing to implement the remedial actions approved by FF Board of Directors and is committed to addressing the issues identified in connection with the Special Committee review and subsequent investigative work. No assurance can be provided that such remedial measures will be implemented in a timely manner or will be successful to prevent inaccurate disclosures in the future. FF also cannot predict whether, or to what extent, such remedial actions will impact its operations or financial results. In addition, the findings of the Special Committee review and subsequent investigative work performed at the direction of the Executive Chairperson could further subject FF to litigation and regulatory investigations and could cause FF to fail to meet its reporting obligations, any of which could diminish investor confidence in FF, cause a decline in the price of FF’s common stock and limit FF’s ability to access the capital markets.
For the audits of the years ended December 31, 2021 and 2020, FF’s independent registered public accounting firm included a note relating to FF’s ability to continue as a going concern in its report on FF’s audited financial statements included in this Annual Report on Form 10-K.
FF’s audit reports in 2021 and 2020 from its independent registered public accounting firm include an emphasis of matter paragraph stating that FF’s recurring losses from operations and continued cash outflows from operating activities raise substantial doubt about FF’s ability to continue as a going concern. FF’s consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. As of the date FF’s audited consolidated financial statements as of December 31, 2021 were issued, FF management expects that it would be required to obtain additional funding to continue as a going concern within the next 12 months, resulting in there being substantial doubt about FF's ability to continue as a going concern. If FF is unable to continue as a going concern, it may have to seek protection under applicable bankruptcy laws and/or liquidate or reorganize its assets and may receive less than the value at which those assets are carried on its consolidated financial statements. If such an event were to happen, it is likely investors would lose part or all of their investment. Future reports from FF’s independent registered public accounting firm may also contain statements expressing substantial doubt about FF’s ability to continue as a going concern. If such doubt about FF continues, investors or other financing sources may be unwilling to provide additional funding to FF on commercially reasonable terms, or at all, and FF’s business may be harmed.
FF is involved in an SEC investigation, and may be further subject to investigations and legal proceedings related to the matters underlying the Special Committee investigation, which may result in adverse findings, damages, the imposition of fines or other penalties, increased costs and expenses and the diversion of management’s time and resources.
On December 23, 2021, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934 was filed in the United States District Court, Central District of California, against the Company, among others, and its current Chief Executive Officer, its former Chief Financial Officer, its current Chief Product and User Ecosystem Officer, as well as the CFO of Legacy FF and former CFO of FF, and the Co-CEOs of PSAC. Also, on March 8, March 21, April 11, and April 25 2022, putative stockholder derivative lawsuits were filed in the United States District Court, Central District of California and United States District Court, District of Delaware against numerous current and former officers and directors of the Company alleging violations of the Securities Exchange Act of 1934 and various common law claims. See “Business – Legal Proceedings and Vendor Trust” for further information regarding these lawsuits.

In connection with the Special Committee investigation, FF, certain members of the management team and FF employees received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation beginning in October 2021. FF, which had previously voluntarily contacted the SEC in connection with the Special Committee investigation, is cooperating fully with the SEC’s investigation. The outcome of such an investigation is difficult to predict. We have incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss.
FF has incurred legal and accounting expenses and may continue to incur significant legal and accounting expenditures in connection with the Special Committee investigation, SEC investigation and the shareholders lawsuits. Any legal proceedings resulting from these investigations and litigation, including further shareholder derivative litigation or governmental inquiries or investigations may further divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. Such legal proceedings could also have a material adverse effect on our business, financial condition, results of operations and cash flows including as a result of such expenses or arising from any consequences of such legal proceedings including damages, monetary fines, sanctions, penalties, adverse publicity and damage to reputation.
Potential future delays in the filing of FF’s reports with the SEC could result in the delisting of FF’s securities which would have a material adverse effect on the market value of FF’s securities and could have a material adverse effect on its business.
FF was not timely in filing with the SEC its quarterly report on Form 10-Q for the quarter ended September 30, 2021 (the “2021 Q3 Form 10-Q”). As a result of such delay, FF received a letter from Nasdaq notifying FF that it was not in compliance with the requirements of Nasdaq Listing Rule 5250(c)(1) for continued listing. FF received a similar letter on April 4, 2022 from Nasdaq because FF was not able to timely file with the SEC this Annual Report on Form 10-K.
As required, on February 1, 2022, FF submitted to Nasdaq a plan to regain compliance with Nasdaq Listing Rule 5250(c)(1). On March 15, 2022, Nasdaq granted an exception to enable FF to regain compliance with Nasdaq Listing Rule 5250(c)(1). Under the terms of the exception, FF is required to file the Q3 Form 10-Q and this Annual Report on Form 10-K on or before May 6, 2022. On May 4, 2022, FF received an extension from Nasdaq to file this Annual Report on Form 10-K by May 16, 2022 and regain compliance with Nasdaq Listing Rule 5250(c)(1). FF filed the Q3 Form 10-Q on May 6, 2022.
In the event that any periodic report is delayed, there is no assurance that we will be able to regain or maintain compliance with Nasdaq’s continued listing requirements with respect to any such delayed periodic report, which would result in our Class A Common Stock being delisted.
Delays in filing periodic reports and related financial statements could result in the delisting of FF’s securities which would significantly reduce the liquidity and market value of FF’s securities. In addition, such a delay could adversely affect FF’s ability to obtain financing and access the capital markets, and to the extent FF fails to make timely filings in the future, its access to financing may be impaired. The inability to obtaining financing may have a material adverse effect on FF’s ability to grow its business, acquire assets through acquisitions or optimize its portfolio and capital structure.
FF will depend on revenue generated from a single model of vehicles in the foreseeable future.
FF’s success will initially depend substantially on the future sales and success of FF 91 series. FF expects FF 91 series to be its only manufactured vehicle in the market in the near future; it remains uncertain when FF will raise sufficient funding to complete design, development, tooling and launch of its second model, FF 81 series. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. It remains uncertain if FF’s business will generate sufficient funds or FF will be able to obtain sufficient funds through other means to introduce new vehicle models on a regular basis. Given that FF’s business will depend on a single or limited number of models in the foreseeable future, to the extent a particular model is not well-received by the market, FF’s business prospects, financial condition and operating results could be materially and adversely affected.
The market for FF’s vehicles, including its SMLD vehicles, is nascent and not established.
FF’s B2C (“business-to-consumer”) passenger electric vehicles are planned to be with leading design and provide superior driving experience and personalized user experience in their respective customer segments. FF believes its electric vehicles represent the “smart mobility” of the next generation. FF’s growth is highly dependent upon the consumers’ reception and adoption of FF’s vision as to what the future of transportation and mobility should embody. Although there are many automakers introducing multiple options of mass-market electric vehicles, the market for the electric vehicles with ultra-new technology and cutting-edge styling is still nascent and untested. In addition to vehicles targeting end customers, FF plans to build the SMLD vehicles targeting B2B (“business-to-business”) last-mile delivery logistics companies. FF believes its modular approach to vehicle design provides adaptive and sustainable solutions in the commercial vehicle segment, thus meeting the needs of commercial vehicle owners. However, there is uncertainty as to the future demands for FF’s vehicles in both B2B and B2C market segments, and there is no assurance that the retail and commercial vehicle market FF envisions for its vehicles will be established. To a large extent, it depends on general economic, political, and social conditions, all of which are beyond FF’s control.
FF is dependent on its suppliers, the majority of which are single-source suppliers. The inability of these suppliers to deliver necessary components for FF’s products according to the schedule and at prices, quality levels and volumes acceptable to FF, or FF’s inability to efficiently manage these suppliers, could have a material adverse effect on its business prospects, financial condition and operating results.
The FF 91 model incorporates over 2,000 purchased components sourced from over 250 suppliers, many of whom are currently FF’s single-source suppliers for the components they supply, and FF expects this to be similar for any other vehicles FF may produce. The supply chain exposes FF to multiple potential sources of delivery failure or component shortages. Additionally, the COVID-19 pandemic has caused disruptions in the supply chain, which may continue due to the complex and compounding problems, including shortages of personnel. To the extent FF’s suppliers experience any delays in providing FF with or developing necessary components or experience quality issues, FF could experience delays in delivering on its planned timelines.
Currently, FF has not approved secondary sources for the key single sourced components used in FF 91. Generally, FF does not maintain long-term agreements with these single-source suppliers.
Historically, certain suppliers ceased supplying their components and initiated legal claims against FF when FF failed to make overdue payments. While most of these legal claims have been settled through the vendor trust FF established in April 2019 (“Vendor Trust”), there are still a number of remaining disputes with suppliers in the U.S. and in China. Any disruption in the supply of components, whether or not from a single-source supplier, could temporarily disrupt FF’s production until a satisfactory alternative supplier is found, which can be time consuming and costly. There can be no assurance that FF would be able to successfully retain alternative suppliers or supplies in a timely manner or on acceptable terms, if at all. If FF is unable to efficiently manage its suppliers, including its relationship with them, FF’s business, prospects, financial condition and operating results may be materially and adversely affected. Additionally, changes in business and/or political conditions, force majeure events, changes in regulatory framework and other factors beyond FF’s control could also affect the suppliers’ ability to deliver components in a timely manner. Any of the foregoing could materially and adversely affect FF’s business, prospects, financial condition and operating results and could result in a material change in FF’s operations and a material reduction in the market value of FF’s securities.
If any of FF’s suppliers become economically distressed or go bankrupt, FF may be required to provide substantial financial support or take other measures to ensure supplies of components or materials, which could increase FF’s costs, affect its liquidity or cause production disruptions.
FF expects to purchase various types of equipment, raw materials and manufactured component parts from its suppliers. If any of these suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, FF may be required to provide substantial financial support to ensure supply continuity, or FF would have to take other measures to ensure components and materials remain available. Any disruption could affect FF’s ability to deliver vehicles and could increase FF’s costs and negatively affect its liquidity and financial performance.
FF faces a number of challenges in the sale and marketing of its vehicles.
FF plans to enhance its brand recognition, improve its brand reputation and grow its client base by substantial investments in marketing and business development activities. However, FF cannot guarantee that its marketing spending or the marketing strategies it plans to adopt will have their anticipated effect or generate returns. FF faces a number of challenges in the sale and marketing of its vehicles, including, without limitation:
•Demand in the automobile industry is highly volatile;
•Final delivered range, performance and quality of FF’s vehicles may vary from estimates;
•It is expensive to establish a strong brand. FF may not succeed in continuing to establish, maintain and strengthen the FF brand in a cost-efficient manner, or at all;
•Many consumers are not aware of the benefits of FF’s products, which may depend on factors beyond FF’s control such as transition of consumer behaviors;

•FF competes with other automotive manufacturers for consumer spending;
•FF’s failure to keep up with rapid technological changes could make its vehicles less attractive than those of competitors or make potential customers unwilling to pay a premium for FF’s vehicles;
•FF may not be able to attract a sufficient number of retail partners to support its expected sales volumes; and
•FF’s efforts to develop and market its SLMD vehicles might not be successful given the fact that its target customers are commercial logistic companies which have different requirements compared to retail consumers.
If FF is unable to efficiently enhance its brand and market its products, its business prospects, financial condition and operating results may be adversely and materially affected.
FF needs to develop complex software and technology systems in coordination with vendors and suppliers to reach production for its electric vehicles, and there can be no assurance such systems will be successfully developed.
FF’s vehicles will use a substantial amount of third-party and in-house software code and complex hardware to operate. The development of such advanced technologies is inherently complex, and FF will need to coordinate with vendors and suppliers to achieve development for its electric vehicles. Defects and errors may be revealed over time, and FF’s control over the performance of third-party services and systems may be limited. FF is relying on third-party suppliers to develop and manage emerging technologies for use in its vehicles, including lithium-ion battery technology. As technology in electric vehicles is constantly evolving, FF may also need to rely on suppliers to develop technologies that are not yet commercially viable. There can be no assurances that FF’s suppliers will be able to meet the technological requirements, production timing, and volume requirements needed to support FF’s business plan. Nor can FF assure that such emerging technologies and systems will be successfully developed on commercially reasonable terms, or at all. FF’s potential inability to develop the necessary software and technology systems may harm its competitive position and its business, prospects, financial condition and operating results.
FF identified material weaknesses in its internal control over financial reporting. If FF is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect FF’s business and share price.
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

FF has begun implementation of a plan to remediate the material weaknesses described above. While FF believes these efforts will remediate the material weaknesses, FF may not be able to complete its evaluation, testing or any required remediation in a timely fashion, or at all. FF cannot assure you that the measures it has taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to its material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of FF’s internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If FF is unable to remediate its material weaknesses, FF’s ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, to may adversely affect FF’s reputation and business and the market price of the Class A Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of FF’s securities and harm to FF’s reputation and financial condition, or diversion of financial and management resources from the operation of FF’s business.
FF has yet to obtain licenses and other rights in certain technologies, software, and content needed for its vehicles and FF may face technical difficulties and attendant delays in integrating such technologies in its vehicles.  Licensing third-party technology carries risks that are difficult to control.  Accordingly, FF may need to modify aspects of planned vehicle designs and alter features.
FF has not yet obtained rights for certain technologies, software, and content that FF currently plans to employ in its vehicles. For example, FF still needs to acquire rights to software to enable autonomous driving, and such software will need to be customized for its use. In addition, while FF plans to differentiate its vehicles from those of its competitors by offering a rich and connected set of mobile entertainment offerings, FF has yet to conclude the requisite agreements with connectivity and content providers. The licensors and service providers of such software, connectivity, and content may insist on pricing and other legal and commercial terms that FF considers unreasonable or unacceptable. If FF cannot obtain all of the rights and services FF needs on acceptable terms and on a timely basis, FF may need to change its plans and omit planned features.
Moreover, even if FF does obtain the technologies, software, and content that FF needs from third parties, FF may encounter technical difficulties integrating them into its vehicles and with each other. In general, the software FF needs to license must be developed and customized for FF. Delays in development of a single software system, or delays in successfully integrating the system with other complex systems, could delay the launch of a vehicle model. Any delay in launch dates for FF’s vehicles could have an adverse effect on FF’s financial performance. Licensing third-party technology also carries the risk that the licensed technology has bugs or other defects or that such technology infringes another person’s intellectual property rights, without FF’s ability to directly influence or mitigate the impacts of such circumstances.
FF’s decision to manufacture its own vehicles in its leased Hanford, California facility does not guarantee FF will not incur significant delays in the production of the vehicles.
FF plans to continue to build-out its leased manufacturing facility in Hanford, California to commence production of FF 91 series in the third quarter of 2022. Additionally, this construction may experience unexpected delays or other difficulties which could further increase costs and/or adversely affect FF’s scheduled timeline to manufacture and deliver vehicles. Further, manufacturing and assembling components in-house in the Hanford facility does not guarantee that the production of its vehicles will be on schedule. Various risks and uncertainties inherent in all new manufacturing processes could result in delays in the production of FF’s vehicles, including for example those with respect to:
•pace of bringing production equipment and processes online with the capability to manufacture high-quality units at scale;
•compliance with complex and evolving environmental, workplace safety and similar regulations;
•channels to secure necessary equipment, tools and components from suppliers on acceptable terms and in a timely manner;
•the ability to attract, recruit, hire and train skilled employees;
•quality controls;
•a health emergency such as the outbreak of the COVID-19 pandemic, difficult economic conditions and international political tensions, the conflict in Ukraine; and
•other delays and cost overruns.

Production and manufacturing of some of FF’s vehicles will be outsourced to a third-party contract manufacturer in South Korea and potentially through a joint venture in China. FF is also exploring other potential contract manufacturing options in addition to the contract manufacturer in South Korea. If such contract manufacturer or joint venture fails to produce and deliver vehicles in a timely manner for any reason, FF’s business, prospects, financial condition and results of operation could be materially harmed.
FF is outsourcing the manufacturing of some of its vehicles to a third-party contract manufacturer in South Korea and may also set up a joint venture in China for vehicle manufacturing, which FF may heavily rely upon. FF is also exploring other potential contract manufacturing options in addition to the contract manufacturer in South Korea. Collaboration with third parties, including FF’s contract manufacturing agreement a third-party contract manufacturer in South Korea and FF’s potential joint venture, for the manufacturing of vehicles is subject to risks that may be outside FF’s control. FF has yet to enter into any legally binding definitive agreements regarding such third-party contract manufacturers (other than with a third-party contract manufacturer in South Korea) or joint venture. The parties could revise or terminate the preliminary memorandum of understanding with the joint venture. The parties may also not reach agreement on legally binding definitive documents regarding such joint venture, could abandon the related preliminary memorandum of understanding and cooperation agreement and pursue other commercial arrangements (such as contract manufacturing or sale) or could terminate the preliminary memorandum of understanding and cooperation agreement at any time before the definitive agreements are signed. Even though the definitive agreement has been signed with the third-party contract manufacturer in South Korea, there remains uncertainty if the manufacturing facility would be build-out as planned or if the parties will cooperate with each other as agreed. For example, FF entered into a joint venture agreement with The9 Limited in March 2019 with the intent for the joint venture to serve the China market with capabilities to manufacture, market, distribute, and sell a new model designed for the JV based on concepts of FF 91. However, the joint venture has been dormant since then because The9 Limited has never provided the required funding, and as a result, FF has not licensed its IP to the joint venture.
In addition, FF could experience delays if such third-party contract manufacturing partner or joint venture does not meet agreed upon timelines or experiences capacity constraints. There is risk of potential disputes with business partners, and FF could be affected by adverse publicity related to its business partners, whether or not such publicity is related to their collaboration with FF. FF’s ability to successfully build a premium brand could also be adversely affected by perceptions if the quality of the third-contract manufacturing partners or joint venture’s products not related to FF’s products are questioned. Furthermore, there can be no assurance that FF will successfully ensure its manufacturing partners or joint ventures maintain appropriate quality standards, with any failure to do so adversely affecting customers’ perceptions of FF’s self-manufactured electric vehicles.
If FF experiences delays, disputes or other difficulties with third-party manufacturers or joint ventures that FF outsources orders to, there can be no assurance that it would be able to engage other third parties or to establish or expand its own production capacity to meet the needs of its customers in a timely manner or on acceptable terms, or at all. The expense and time required to complete any transition, and to assure that vehicles manufactured at facilities of new manufacturers comply with FF’s quality standards and regulatory requirements may be greater than anticipated. Any of the foregoing could adversely affect FF’s business, results of operations, financial condition and prospects.
Changes in U.S. and international trade policies, including the export and import controls and laws, particularly with regard to China, may adversely impact FF’s business and operating results.
FF operates with a United States and China dual-home market strategy, partnering with leading international suppliers from North America, Europe and Asia. While FF believes this is the best strategic business model, it also is more subject to risks associated with international trade conflicts including between the United States and China, particularly with respect to export and import controls and laws. Former President Donald J. Trump advocated for greater restrictions on international trade in general, which significantly increased tariffs on certain goods imported into the United States - particularly from China. Former President Trump also took steps toward restricting trade in certain goods. In response, China and other countries imposed similar retaliatory tariffs and other measures and such international trade conflicts have continued under the Biden Administration.
On December 23, 2021, the Uyghur Forced Labor Prevention Act, which effectively prohibits imports of any goods made either wholly or in part in Xinjiang, was signed into law. The law prohibits “the importation of goods made with forced labor” unless U.S. Customs and Border Protection determines, based on “clear and convincing evidence”, that the goods in question were not produced “wholly or in part by forced labor”, and submits a report to the U.S. Congress setting out its findings. While we do not currently expect that this law will directly affect our supplies, since we do not believe that our suppliers source materials from Xinjiang for the products they sell to us, other renewable energy companies’ attempts to shift suppliers in response to this law, withhold release orders, or other policy developments could result in shortages, delays, and/or price increases that could disrupt our own supply chain or cause our suppliers to renegotiate existing arrangements with us or fail to perform on such obligations. Broader policy uncertainty could also reduce Chinese panel production, affecting supplies and/or prices for panels, regardless of supplier. While we have developed multiple supply sources in a variety of countries, we could still be adversely affected by increases in our costs, negative publicity related to the industry, or other adverse consequences to our business.
Rising political tensions could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Additionally, increasing tariffs could impact raw material prices, the cost of component parts and transportation. Any of the foregoing could have an adverse effect on FF’s business, prospects, financial condition and results of operations. The Biden administration may also enact policy changes that could have an impact on FF’s business.
Continued or increased price competition in the automotive industry generally, and in electric and other alternative fuel vehicles, may harm FF’s business.
Increased competition could result in lower vehicle unit sales, increased inventory, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm FF’s business, prospects, financial condition and operating results. For example, the automotive industry has witnessed increasing price competition over the years. With more competitors entering the field, many manufacturers are facing downward price pressure and have been adjusting their pricing strategies. FF may not have the same financial resources as some of the competitors to allow it to adjust pricing strategies, which may result in a loss of customers and future market share. On the other hand, if FF follows the downward price adjustment trend, its ability to generate revenues and achieve profitability may be adversely affected. Any of the foregoing may harm FF’s business, prospects, results of operations and financial condition.
FF faces competition from multiple sources, including new and established domestic and international competitors, and expects to face competition from others in the future, including competition from companies with new technology. This fierce competition may impair FF’s revenues, increase its costs to acquire new customers, and hinder its ability to acquire new customers.
The automotive market in the United States, China, and the European Union, which are FF’s target markets, is and will remain highly competitive. A significant and growing number of established and new automobile manufacturers, as well as other companies, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles, as well as the market for autonomous driving technology and applications. In some cases, such competitors have announced an intention to produce electric vehicles exclusively at some point in the future. FF directly competes with other pure-play electric vehicle companies targeting the high-end market segment, and also competes to a lesser extent with new energy vehicles (“NEVs”) and internal combustion engine (“ICE”) vehicles in the mid- to high-end market segment offered by traditional OEMs. In light of the increased demand and regulatory push for and technology changes in connection with the alternative fuel vehicles, FF expects competition in the industry to intensify with more new players in the future, including companies with new technology.
Many of FF’s current and potential competitors, have significantly greater financial, technical, manufacturing, marketing, distribution and other resources than FF, and are able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products than FF. In order to acquire customers and better compete, FF may have to incur significant expenses for marketing and business development activities and discounts. Any inability to successfully compete with new or existing competitors may prevent FF from attracting new customers and result in loss of market share. By the time FF starts delivering FF 91, a substantial portion of the market share may have already been taken by FF’s competitors. There can be no assurance that FF will be able to compete successfully in global and local markets, failure of which may materially and adversely affect FF’s business, prospects, financial condition and results of operations.
FF’s go-to-market and sales strategy, including its own and partner stores and showrooms as well as FF’s online web platform, will require substantial investment and commitment of resources and are subject to numerous risks and uncertainties.
FF intends to establish online and offline marketing, sales, and after-sales channels, which consist of its own stores, partner stores and showrooms and an online web platform. FF plans to distribute its vehicles in certain key markets through its direct stores, while establishing a distribution model of direct sales and partner-owned stores and showrooms in other markets. Users will be able to place orders and purchase FF’s vehicles exclusively through an online platform while assigning the transaction to a specific store or showroom. Establishing FF’s direct stores rather than exclusively distributing its vehicles though partner stores will require significant capital expenditures and may result in reduced or slower expansion of FF’s distribution and sales systems in the key markets compared to a traditional dealership system.

FF expects the partner stores and showrooms (such partners are “FF Partners” and such stores or showrooms are “FF Partner Stores and showrooms”) will be compensated from the sales and services that are conducted online and from the capital upside of the FF equity that the retail partners will receive as an incentive for making their initial investment in stores of showrooms. However, FF cannot assure that its partner business model will be as attractive as that of traditional OEMs and thus that FF will be able to scale up its network to an adequate size. In addition, FF is not in a position to guarantee that it will be able to generate sufficient traffic to FF’s online web platform or to attract enough users to place orders. Moreover, FF will be competing with automakers with well-established distribution channels, which places significant risk to the successful implementation of FF’s business plan.
If FF is unable to roll out and establish a broad network covering both online and offline channels that fully meet customers’ expectations, consumer experience could be adversely affected, which could in turn materially and adversely affect FF’s business, financial condition, results of operations and prospects. Implementing the FF business model is subject to numerous significant challenges, including obtaining permits and approvals from government authorities, and FF may not be successful in addressing these challenges. In addition, dealer trade associations may mount challenges to FF’s distribution strategy by challenging the legality of FF’s operations in court and employing administrative and legislative processes to attempt to prohibit or limit FF’s ability to operate. All these would have a material and adverse effect on FF’s business, prospects, results of operations and financial condition.
Difficult economic conditions, financial or economic crises, or the perceived threat of such a crisis, including a significant decrease in consumer confidence, may affect consumer purchases of premium items, such as FF’s electric vehicles.
Sales of premium consumer products, such as FF 91 and other electric vehicles, depend in part on discretionary consumer spending and therefore may decline based on adverse changes in general economic conditions. The global economy and financial markets experience significant disruptions from time to time, constantly facing new challenges, including the recent uncertainties over the impact of Brexit, ongoing trade disputes and tariffs, and the impact of the COVID-19 pandemic and the related economic policies taken by various governments around the world. It is unclear whether these challenges will be successfully addressed and what effects they may have. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies. Any prolonged slowdown in economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors.
Specifically, as a result of the COVID-19 pandemic, difficult macroeconomic conditions, such as decreases in per capita income and disposable income, increased and prolonged unemployment, a decline in consumer confidence, and/or reduced spending by businesses could have a material adverse effect on future investor interest or customer demand for FF’s vehicles. In response to the perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of such electric vehicles. Potential customers may seek to reduce spending by foregoing luxurious new energy vehicles. Decreased demand for FF vehicles, particularly in the United States and China, could negatively affect the business, prospects, financial condition and results of operations of FF.
FF faces risks related to natural disasters, climate change, health epidemics and pandemics, terrorist attacks, civil unrest and other circumstances outside its control, including the current COVID-19 pandemic, which could significantly disrupt FF’s operations.
The occurrence of unforeseen or catastrophic events, including the emergence of an epidemic, pandemic or other widespread health emergency, civil unrest, war (such as the conflict in Ukraine), terrorist attacks, climate change or natural disasters could create economic and financial disruptions. These types of events could lead to operational difficulties, impair FF’s ability to manage its business and expose FF’s business activities to significant losses. FF’s management and operational teams are based in the United States and China. FF has a manufacturing facility in Hanford, California, and has executed an agreement with a contract manufacturer in South Korea. FF is also exploring other potential contract manufacturing options in addition to the contract manufacturer in South Korea. Additionally, FF may establish manufacturing through a joint venture in China and/or other regions for certain future vehicle models. An unforeseen or catastrophic event in any of these regions could adversely impact FF’s operations.
Most recently, there has been a pandemic caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities has created significant volatility in the global economy and has led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. For example, FF’s employees based in California have been periodically subject to stay-at-home orders from state and local governments. These measures may adversely impact FF’s employees and operations and the operations of FF’s suppliers and business partners, and could negatively impact the construction schedule of FF’s manufacturing facility and the production schedule of FF 91. In addition, various aspects of FF’s business and manufacturing facility cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and could adversely affect FF’s construction and manufacturing plans, sales and marketing activities, and business operations.
The spread of COVID-19 has caused FF to modify its business practices, including limiting employee travel, requiring all non-essential personnel to work from home, and canceling or reducing physical participation in meetings, events and conferences. Further action may be required by government authorities or the Company to ensure the health and safety of FF’s employees, customers, suppliers, vendors and business partners. There is no assurance that such actions will be sufficient to mitigate the risks posed by the virus or be satisfactory to government authorities. If significant portions of FF’s workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, FF’s business prospects, financial condition and results of operations will be negatively impacted.

On April 17, 2020, the Company entered into a Paycheck Protection Program Promissory Note (“PPP Note”) with U.S. Small Business Administration (SBA) lender East West Bank under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The Company received total proceeds of $9.2 million from the PPP Note. In accordance with the requirements of the CARES Act, the Company used the proceeds for payroll costs and rent. As of December 31, 2021, the SBA informed the Company that a principal amount of $8,975 as well as accrued interest of $155 was forgiven. The balance of $195 (including accrued interest) was paid in April 2022.
The extent to which the COVID-19 pandemic impacts FF will depend on future developments which are highly uncertain and cannot be predicted, including, but not limited to the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, the effectiveness and side effects of vaccines, and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of FF’s suppliers and business partners to perform, including third-party suppliers’ ability to provide components, materials and service used for FF 91. FF may also experience an increase in the cost of raw materials. Even after the COVID-19 pandemic has subsided, FF may continue to experience an adverse impact to its business as a result of the global economic impact and any lasting effects on the global economy, including any recession that has occurred or may occur in the future.
If FF is unable to attract and/or retain key employees and hire qualified personnel, its ability to compete could be harmed.
FF’s success depends substantially on the continued efforts of its executive officers and key employees. If one or more of FF’s executive officers or key employees are unable or unwilling to continue their services with FF, FF may not be able to replace them easily, in a timely manner, or at all. In addition, certain FF employees received payment of bonuses at the Closing of the Business Combination in recognition of their reduced prior compensation paid by Legacy FF that may increase the risk that they may terminate their employment with FF in the near term.
If any of FF’s executive officers or key employees terminates his or her services, FF’s business may be negatively affected. In addition, FF may incur additional expenses to recruit, train and retain qualified personnel. Certain current and former executives of FF adopted a global partnership program to retain, and provide incentives for, certain key management members. However, there is no guarantee that FF will be able to attract other qualified candidates to fill certain positions. The failure to do so may lead to difficulties in effectively executing FF’s business strategies, and its business, prospects, financial condition and results of operations could be materially and adversely affected. Furthermore, if any of FF’s executive officers or key employees joins a competitor or forms a competing company, FF may lose know-how and be poorly positioned in the marketplace.
Unionization activities or labor disputes may disrupt FF’s business and operations and affect its profitability.
Although none of our employees are currently represented by organized labor unions, it is not uncommon for employees at companies in the automobile industry to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Although FF works diligently to provide the best possible work environment for its employees, they could still decide to join or seek representation by organized labor unions, or FF may be required to become a union signatory. FF’s business and operations as well as its profitability could be adversely affected if unionized activities such as work stoppages occur, or if FF becomes involved in labor disputes or other actions filed by labor unions. Any unfavorable outcome in such disputes could create a negative perception of how FF treats its employees.

If FF’s employees were to engage in strikes or other work stoppages, or if third-party strikes or work stoppages cause supply chain interruptions, FF’s business, prospects, operations, financial condition and liquidity could be materially adversely affected.
A strike or work stoppage by FF’s employees or by employees of FF’s outsourcing partners or suppliers could have a material adverse effect on its business, prospects, operations, financial condition and liquidity. Work stoppages at FF’s suppliers may cause supply chain interruptions, which could materially and adversely impact FF’s operations given its limited, and in most cases, single-source supply chain. If a work stoppage occurs, it could delay the manufacture and sale of FF’s products, disrupt its business and operations, or have an adverse effect on FF’s cash flow, all of which could materially and adversely affect FF’s business, prospects, operating results, financial condition and liquidity.
The discovery of defects in vehicles may result in delays in new model launches, recall campaigns or increased warranty costs, which may adversely affect FF’s brand and result in a decrease in the residual value of FF’s vehicles.
FF’s vehicles may contain design and manufacturing defects. The design and manufacturing of FF’s vehicles are complex and could contain latent defects and errors, which may cause its vehicles not to perform or operate as expected or even result in property damage, personal injuries or death. Furthermore, FF’s vehicles use a substantial amount of third-party and in-house software codes and complex hardware to operate. Advanced technologies are inherently complex, and defects and errors may be revealed over time. While FF has performed extensive internal testing on its vehicles and the related software and hardware systems, and will continue this testing and evaluation, FF has a limited frame of reference by which to assess the long-term performance of its vehicles and systems. There can be no assurance that FF will detect or fix the defects in a timely manner.
The discovery of defects in FF’s vehicles may result in delays in new model launches, recall campaigns, product liability claims or increased warranty costs and other expenses, and may decrease the residual values of vehicles that are subject to leasing arrangements. FF might from time to time, voluntarily or involuntarily, initiate vehicle recalls if any of FF’s vehicles, including any systems or parts sourced from suppliers and contractors, prove to be defective or noncompliant with applicable laws and regulations. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by FF or by suppliers and contractors, could require that FF incur significant costs relating to logistics and/or repair. All of the foregoing could materially harm FF’s brand image, business, prospects, financial condition and results of operations.
FF may become subject to product liability claims, which could harm its financial condition and liquidity if FF is not able to successfully defend or insure against such claims.
FF may become subject to product liability claims, which could harm its business, prospects, operating results and financial condition. The automotive industry experiences significant product liability claims, and FF faces the inherent risk of exposure to claims in the event FF’s vehicles do not perform as expected or experience a malfunction that results in property damage, personal injury and/or death. Such claims could divert FF’s financial and other resources and cause disruption to its operations. Furthermore, a successful product liability claim against FF could result in a substantial monetary award while generating significant negative publicity. FF’s insurance coverage might not be sufficient to cover all potential product liability claims.
If FF is sued for infringing or misappropriating intellectual property rights of third parties, litigation could be costly and time consuming and could prevent FF from developing or commercializing its future products.
FF is subject to litigation risks from third parties alleging infringement of their intellectual property, which could be time consuming and costly, regardless of whether the claims have merit. Individuals, organizations and companies, including FF’s competitors, may hold or obtain patents, trademarks and/or other proprietary rights that would prevent, limit or interfere with its ability to make, use, develop, sell and/or market FF’s vehicles or components, and may bring claims alleging FF’s infringement of such rights. If FF is determined to have or believes there is a high likelihood that FF has infringed upon a third party’s intellectual property rights, not only may FF be required to pay substantial damages or settlement costs, but FF may also be required to cease sales of its vehicles, incorporate certain components into its vehicles, or offer vehicles or other goods or services that incorporate or use the challenged intellectual property, seek a license from the holder of the infringed intellectual property rights (which license may not be available on reasonable terms or at all), redesign the vehicles or other goods or services, establish and maintain alternative branding for FF’s products and services, and/or alter FF’s business strategy, all of which could prevent FF from developing or commercializing its vehicles and adversely and materially hamper its business, prospects, financial condition and results of operations. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity, and diversion of resources and management attention.

FF may be subject to damages resulting from claims that FF or its employees have wrongfully used or disclosed alleged trade secrets or other intellectual property rights of former employers of FF’s employees.
Many of FF’s employees were previously employed by other automotive companies or by suppliers to automotive companies. FF may be subject to claims that it or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If FF fails in defending such claims, in addition to paying monetary damages, it may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent FF’s ability to commercialize its products, which could severely harm FF’s business, prospects, results of operations and financial condition. Even if FF is successful in defending against these claims, litigation could result in substantial costs, negative publicity and demand on management resources, which would materially adversely affect its business, prospects, brand, financial condition and results of operations.
FF has elected to protect some of its technologies as trade secrets rather than as patents, however, this approach has certain risks and disadvantages.
FF has elected to protect many of its technological developments as trade secrets rather than filing patent applications on them. If another person has filed or files in the future a patent application on the same subject invention FF may be precluded from subsequently filing for its own patent on such invention. In addition, if the other person’s patent application is granted, FF’s continued use of its technological development could then constitute infringement of the other person’s patent. In that case FF could be forced to stop using the affected technology or to pay royalties to continue using it. These risks are heightened for FF given the large number of patent filings in the industry.
Another risk of reliance upon trade secret protection is that there is no guarantee that the efforts FF has made to keep its trade secrets secret will be successful. Trade secrets may be taken or used without FF’s authorization or knowledge, including via information security breaches. It is difficult to detect that trade secrets are being misappropriated, and it is very difficult and expensive to prove disclosure or unauthorized use in court and to obtain an adequate remedy.
FF is dependent upon its proprietary intellectual properties.
FF considers its copyrights, trademarks, trade names, internet domain names, patents and other intellectual property assets invaluable to its ability to develop and protect new technology, grow its business and enhance FF’s brand recognition. FF has invested significant resources to develop its intellectual property assets. Failure to successfully maintain or protect these assets could harm FF’s business. The steps FF has taken to protect its intellectual property rights may not be adequate or prevent theft and use of its trade secrets by others or prevent competitors from copying its newly developed technology. If FF is unable to protect its proprietary rights or if third parties independently develop or gain access to similar technology, FF’s business, revenue, reputation and competitive position could be harmed. For example, the measures FF takes to protect its intellectual property from unauthorized use by others may not be effective for various reasons, including the following:
•any patent applications FF submits may not result in the issuance of patents;
•the scope of FF’s issued patents may not be broad enough to protect its proprietary rights;
•FF’s issued patents may be challenged and/or invalidated by its competitors or others;
•the costs associated with enforcing patents, confidentiality and invention agreements and/or other intellectual property rights may make aggressive enforcement impracticable;
•current and future competitors may circumvent FF’s patents;
•FF’s in-licensed patents may be invalidated, or the owners of these patents may breach their license arrangements; and
•even if FF obtains a favorable outcome in litigation asserting its rights, FF may not be able to obtain an adequate remedy, especially in the context of unauthorized persons copying or reverse engineering FF’s products or technology.
FF may need to resort to litigation to enforce its intellectual property rights if its intellectual property rights are infringed or misappropriated, which could be costly and time consuming. Additionally, protection of FF’s intellectual property rights in different jurisdictions may vary in their effectiveness. FF has little patent coverage anywhere in the world except the United States and China. Implementation and enforcement of Chinese intellectual property-related laws historically has been considered to be deficient and ineffective. Moreover, with FF’s ownership of patents limited mostly to those issued in China and the United States, FF may find it impossible to prevent competitors from copying its patented advancements in vehicles manufactured and sold elsewhere.

Despite FF’s efforts to protect its proprietary rights, third parties may still attempt to copy or otherwise obtain and use its intellectual property or seek court declarations that such third parties’ intellectual property does not infringe upon FF’s intellectual property rights, or they may be able to independently develop technologies that are the same as or similar to FF’s technologies.
FF may not be able to obtain patent protection on certain of its technological developments, and may face better-funded competitors with formidable patent portfolios.
FF may not be able to obtain patent protection for certain of its technological developments because some of its existing applications were abandoned and applicable filing deadlines for seeking to protect such technologies may have passed in the United States and around the world. Also, FF has elected to protect some of its technologies as trade secrets rather than as patents. However, this approach risks the wrongful disclosure and use of FF’s trade secrets by departing employees and others. FF has delayed filing for patent protection on certain of its technological developments in recent years due to financial constraints. Because patents are granted on a first-to-file basis, a delay in patent filings, such as this, can result in other companies filing for and obtaining the same inventions either independently derived or otherwise. In addition, inventions not subject to an earlier filing date as disclosed in an active application can result in FF’s inventions or patents being “blocked” by prior art in the meantime. The consequences of the filing delays could place FF at a disadvantage relative to competitors that have been continuously more active in filing patent applications and could leave FF unable to protect its technologies that differentiate FF’s vehicles from the vehicles of its competitors. FF also faces better-funded competitors with formidable patent portfolios and there can be no guarantee that one or more competitors has not and/or will not obtain patent protection on features necessary to implement in FF’s vehicles.
FF is subject to stringent and changing laws, regulations, standards and contractual obligations related to data privacy and security, and FF’s actual or perceived failure to comply with such obligations could harm its reputation, subject it to significant fines and liability, or otherwise adversely affect FF’s business, prospects, financial condition and results of operations.
FF plans to permit certain of its business partners to collect, process, store, and in some cases transfer across borders, personally identifiable information concerning the drivers and passengers of FF’s vehicles. Such information may include among other things faces, names, geolocation information, payment data, and preferences. Although FF has adopted security policies and measures, including technology, to protect its customer information and other proprietary data, it may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use personal information of FF’s customers or FF otherwise experiences a data loss with respect to its customers’ personal information.
FF plans to operate on a global basis, and thus FF will face a significant burden to comply with data privacy and information security laws and regulations in the United States, the State of California, China, Europe, and the rest of the world. Although FF endeavors to comply with all such laws and regulations, as well as FF’s own policies and obligations under contracts with third parties, FF may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by FF to comply with such laws, regulations, policies, and obligations in one or more jurisdictions could expose FF to litigation, awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could adversely affect FF’s business, financial condition, results of operations and prospects.
The global regulatory framework governing the collection, processing, storage, use and sharing of personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. In the United States, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”) which went into effect in January 2020 and became enforceable by the California Attorney General in July 2020, and which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights of access and deletion for personal information, as well as the right to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, a new California ballot initiative, the California Privacy Rights Act (“CPRA”) was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require FF to modify its data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Internationally, many jurisdictions have established their own data security and privacy legal framework with which FF or its clients may need to comply, including, but not limited to, the European Union, or EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to FF’s business. In China, the Personal Information Protection Law was passed on August 20, 2021 and took effect on November 1, 2021, imposing restrictions on entities that collect and process personal data and sensitive information about subjects in China.
Failure by FF, whether actual or perceived, to comply with federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against FF, legal liability, fines, damages and other costs, and could adversely affect its business, financial condition, results of operations and prospects.
FF is subject to cybersecurity risks relating to its various systems and software, or that of any third party that FF relies upon, and any failure, cyber event or breach of security could prevent FF from effectively operating its business, harm its reputation or subject FF to significant liability.
FF and the business partners storing its data are routinely subject to cybersecurity threats and attacks. Information security risks have increased in recent years in part because of the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists, state-sponsored actors, and other external parties. FF’s vehicles contain complex IT systems and software to support interactive and other functions. FF maintains policies, procedures and technological safeguards and has implemented policy, procedural, technical, physical and administrative controls intended to prevent unauthorized access to its IT networks and vehicles’ systems. However, unauthorized persons may attempt to gain unauthorized access to modify, alter, insert malicious code and use such networks and systems. In the event FF’s or FF business partners’ data system protection efforts are unsuccessful and such systems or the data systems of vehicles are compromised, FF could suffer substantial harm. The conflict between Russia and Ukraine may increase the risk of cyber attacks.
FF cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of data or personal information, other security events that impact the integrity or availability of FF’s data systems and operations, or the related costs FF may incur to mitigate the consequences from such events. Additionally, FF cannot guarantee that its insurance coverage would be sufficient to cover all losses. Moreover, FF has limited control over and limited ability to monitor FF’s third-party business partners that collect, store, and process information, including personally identifiable information, on FF’s behalf. They and their systems could be the subject of cyberattacks, just as FF could, and they may or may not put into practice the policies and safeguards they should in order to comply with applicable laws, regulations, and their contractual obligations to FF. A vulnerability in a third-party business partner’s software or systems, a failure of FF’s third-party business partner’s safeguards, policies or procedures, or a breach of a third-party business provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of FF’s systems or vehicles or the data stored by FF’s business partners.
To the extent that FF’s vehicles are commercialized, there can be no assurance that these vulnerabilities related to FF’s systems and software will not be exploited in the future before they can be identified, or that FF’s remediation efforts will be successful. A major breach of FF’s network security and systems could have negative consequences for its business, prospects, financial condition and results of operation including possible fines, penalties and damages, reduced customer demand for FF’s vehicles and harm to its reputation and brand. Any cyberattacks, unauthorized access, disruption, damage or control of FF’s IT networks and systems or any loss or leakage of data or information stored in its systems could result in disruption of FF’s operations and legal claims or proceedings. In addition, regardless of their veracity, reports of cyberattacks to our networks, systems or data, as well as other factors that may result in the perception that FF’s networks, systems or data are vulnerable to “hacking,” could further negatively affect FF’s brand and harm its business, prospects, financial condition and results of operation.
FF may not be able to obtain regulatory approval for its vehicles.
Motor vehicles are subject to substantial regulation under international, federal, state and local laws. Vehicles produced by FF will be required to comply with the applicable safety, product and other standards and regulations in FF’s targeted markets. For example, FF’s vehicles in the United States will be subject to numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable Federal Motor Vehicle Safety Standards (“FMVSS”). Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. In addition, FF’s vehicles sold in China must pass various tests and undergo a certification process and be affixed with the China Compulsory Certification (“CCC”), before delivery from the factory and sale, and such certification is also subject to periodic renewal. FF may fail to obtain or renew the required certification or regulatory approval for its vehicles, which may prevent FF from delivering, selling and/or importing/exporting its vehicles, and therefore materially and adversely affect its business, results of operations, financial condition and prospects.

FF and its manufacturing partners may be subject to increased environmental and safety or other regulations and disclosure rules resulting in higher costs, cash expenditures, and/or sales restrictions.
As a manufacturing company, including with respect to FF’s current Hanford, California facility, its future facility with a third-party manufacturer in South Korea and other potential contract manufacturing options, and its proposed joint venture in China, FF and its manufacturing partners are or will be subject to complex environmental, manufacturing, health and safety laws and regulations at numerous jurisdictional levels in the U.S., South Korea and other locations where they may expand operations, including laws relating to the use, handling, storage, recycling, disposal and human exposure to hazardous materials and relating to the construction, expansion and maintenance of their facilities. Evolving disclosure rules on environmental matters may also entail additional compliance and reporting costs, including, for instance, the new climate change reporting rules proposed by the SEC which are expected to come into effect over the next three years.

The costs of compliance, including remediating contamination if any is found on FF or its manufacturing partner’s properties, and any changes to their operations mandated by new or amended laws, may be significant. FF and/or its manufacturing partners may be required to incur additional costs to comply with any changes to such regulations, and any failures to comply could result in significant expenses, delays or fines. FF and its manufacturing partners will be subject to laws, regulations and standards applicable to the supply, manufacture, import, sale and service of automobiles in different jurisdictions and relating to vehicle safety, fuel economy and emissions, among other things, in different jurisdictions which often may be materially different from each other. As a result, FF and/or its manufacturing partners may need to make additional investments in the applicable vehicles and systems to ensure regulatory compliance.
Additionally, there is a variety of international, federal and state regulations that may apply to autonomous vehicles, which include many existing vehicle standards that were not originally intended to apply to vehicles that may not have a driver. For example, there are currently no federal U.S. regulations pertaining to the safety of autonomous vehicles; however, NHTSA has established recommended guidelines. Certain states have legal restrictions on autonomous vehicles, and many other states are considering them. Such regulations continue to rapidly change, which increases the likelihood of a patchwork of complex or conflicting regulations. This could result in higher costs and cash expenditures, or may delay products or restrict self-driving features and availability, any of which could adversely affect our business, prospects, financial condition and results of operation.
FF may be subject to anti-corruption, anti-bribery, anti-money laundering, economic sanctions and other similar laws and regulations, and non-compliance with such laws and regulations could subject FF to civil, criminal and administrative penalties, remedial measures and legal expenses, all of which could adversely affect FF’s business, prospects, results of operations, financial condition and reputation.
FF is or will be subject to laws with respect to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and other similar laws and regulations in various jurisdictions in which FF conducts, or in the future may conduct, activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations. The FCPA prohibits FF and its officers, directors, employees and business partners acting on its behalf, including agents, from offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. A violation of these laws or regulations could adversely affect FF’s business, prospects, results of operations, financial condition and reputation.
FF’s policies and procedures designed to ensure compliance with these regulations may not be sufficient, and its directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which FF may be held responsible. Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject FF to adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect FF’s business, prospects, results of operations, financial condition and reputation.
Increases in costs, disruption of supply or shortage of materials used to manufacture FF’s vehicles, in particular for lithium-ion cells or electronic components, could harm its business.
FF incurs significant costs related to procuring components and raw materials required to manufacture its vehicles. FF may experience cost increases, supply disruption and/or shortages relating to components and raw materials, which could materially and adversely impact its business, prospects, financial condition and operating results. FF uses various components and raw materials in its business, such as steel, aluminum, and lithium battery cells. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased production of electric vehicles by FF’s competitors, as well as unforeseeable events such as the COVID-19 pandemic.
For instance, FF is exposed to multiple risks relating to lithium battery cells or electronic components, including but not limited to: (i) an increase in the cost, or decrease in the available supply, of materials used in the battery cells, such as lithium, nickel, cobalt and manganese; (ii) disruption in the supply of battery cells or electronic components due to quality issues or recalls by battery cell or electronic component manufacturers; and (iii) the inability or unwillingness of FF’s current battery cell or electronic component manufacturers to build or operate battery cell or electronic components manufacturing plants to supply the numbers of lithium cells or electronic components required to support the growth of the electric vehicle industry as demand for such battery cells or electronic components increases.
FF’s business is dependent on the continued supply of battery cells for the battery packs used in its vehicles and other electronic components. While FF believes several sources of the battery cells are available for such battery packs, it has to date fully qualified only one supplier for the battery cells used in such battery packs and have very limited flexibility in changing battery cell suppliers. Additionally, FF has not approved secondary sources for the key sourced components used in FF 91. Any disruption in the supply of battery cells or electronic components from such suppliers could disrupt production of FF’s vehicles until such time as a different supplier is fully qualified. There can be no assurance that FF would be able to successfully retain alternative suppliers on a timely basis, on acceptable terms or at all.
Furthermore, tariffs or shortages in petroleum and other economic conditions may result in significant increases in freight charges and material costs. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to FF negatively impact its business, prospects, financial condition and results of operations. Substantial increases in the prices for FF’s raw materials or components would increase its operating costs, and could reduce the margins if FF cannot recoup the increased costs through increased vehicle prices. Any attempts to increase product prices in response to increased material costs could result in a decrease in sales and therefore materially and adversely affect FF’s brand, business, prospects, financial condition and operating results.
FF may be subject to risks associated with autonomous driving technology.
FF 91 is designed with autonomous driving functionalities and FF plans to continue its research and development efforts in autonomous driving technology. However, such functionality is relatively new and poses risks, such as from defective software performance or unauthorized access or security attacks by other persons. The safety of such technologies also depends in part on user interaction, and users may not be accustomed to using such technologies. Such failures could lead to accidents, injury and death. For example, there have already been fatal accidents caused by autonomous driving vehicles developed by other leading market players. Any accidents involving self-driving vehicles — even if involving those of FF’s competitors — may result in lawsuits, liability and negative publicity and increase calls for more restrictive laws and regulations governing self-driving vehicles or to keep in place laws and regulations in locations that do not permit drivers to employ the self-driving functionality. Any of the foregoing could materially and adversely affect FF’s business, results of operations, financial condition, reputation and prospects.
Autonomous driving technology is also subject to considerable regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself, all of which are beyond FF’s control. Also see “FF and its manufacturing partners may be subject to increased environmental and safety or other regulation resulting in higher costs, cash expenditures, and/or sales restrictions.”
Developments in new energy technology or improvements in the fuel economy of internal combustion engines or significant reduction in gas prices may materially and adversely affect FF’s business, prospects, financial condition and results of operation.
Significant developments in alternative technologies, such as advanced diesel, ethanol, or compressed natural gas or improvements in the fuel economy of the internal combustion engine or significant reduction in gas prices may materially and adversely affect FF’s business, prospects, financial condition and results of operation in ways FF does not currently anticipate. Other fuels or sources of energy, such as hydrogen fuel cells, may emerge as customers’ preferred alternative to battery electric vehicles. FF is currently a pure battery electric vehicle company. Any failure by FF to develop new or enhanced technologies or processes, or to react to changes in existing technologies or consumer preferences, could result in the loss of competitiveness of FF’s vehicles, decreased revenue and a loss of market share to competitors.

FF’s vehicles will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.
FF’s vehicles will make use of lithium-ion battery cells. It has been reported that on rare occasions, lithium-ion cells can rapidly release the energy they store by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the FF battery pack has been designed with the management system and thermal event alarming system which can actively and continuously monitor each cell voltage and also the battery pack temperature and pressure condition to prevent such incidents, a field or testing failure of our vehicles or battery packs could occur, which could subject FF to product liability claims, product recalls, or redesign efforts, and lead to negative publicity. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for FF and FF’s products.
In addition, FF will need to store a significant number of lithium-ion cells at its facilities. Any mishandling of battery cells may cause disruption to business operations and cause damage and injuries.
FF may not be able to guarantee customers access to efficient, economical and comprehensive charging solutions.
FF has not built any commercial charging infrastructure, and FF’s customers will have to rely on private and publicly accessible charging infrastructure, which is generally considered to be insufficient, especially in China. FF may not have competitive advantages in terms of proprietary charging infrastructure or holistic charging solutions. Some competitors may provide charging services via self-owned charging infrastructure, battery swapping and charging vehicles, which FF may not be able to deliver.
The charging services FF may provide could fail to meet the expectations and demands of FF’s customers, who may lose confidence in FF and its vehicles. This may also deter potential customers from purchasing FF’s vehicles. In addition, even if FF has the ability and plan to build its own charging infrastructure, it may not be cost-effective and FF may face difficulties in finding proper locations and obtaining relevant government permits and approvals. To the extent FF is unable to meet its customers’ expectations or demand, or faces difficulties in developing efficient, economical and comprehensive charging solutions, FF’s reputation, business, financial condition and results of operations may be materially and adversely affected.
FF will face risks associated with international operations, including possible unfavorable regulatory, political, currency, tax and labor conditions, which could harm its business, prospects, financial condition and results of operations.
FF has a global footprint with domestic and international operations and subsidiaries. Accordingly, FF is subject to a variety of legal, political and regulatory requirements and social, environmental and economic conditions over which FF has little control. For example, FF may be impacted by trade policies, environmental conditions, political uncertainty and economic cycles involving the United States and China, which are inherently unpredictable. FF is subject to a number of risks particularly associated with international business activities that may increase FF’s costs, impact its ability to sell vehicles and require significant management attention. These risks include conforming FF’s vehicles to various international regulatory and safety requirements as well as charging and other electric infrastructures, organizing local operating entities, difficulty in establishing, staffing and managing foreign operations, challenges in attracting customers, hedging against foreign exchange risk, compliance with foreign labor laws and restrictions, and foreign government taxes, regulations and permit requirements, FF’s ability to enforce its contractual rights, trade restrictions, customs regulations, tariffs and price or exchange controls, and preferences of foreign nations for domestically manufactured products. If FF does not sufficiently address any of these challenges, its business, prospects, financial condition and results of operations may be materially and adversely affected.
FF might not obtain and maintain sufficient insurance coverage, which could expose FF to significant costs and business disruption.
To the extent FF commercializes its vehicles, FF may only obtain and maintain a limited liability insurance coverage for its products and business operations. A successful liability claim against FF due to injuries suffered by the users of its vehicles or services could materially and adversely affect FF’s business, prospects, financial condition, results of operations and reputation. In addition, FF does not have any business disruption insurance. Any business disruption event could result in substantial cost and diversion of resources.
Government financial support, incentives and policies for electric vehicles are subject to change. Discontinuation of any of the government subsidies or imposition of any additional taxes or surcharges could adversely affect FF’s business, prospects, financial condition and results of operations.
Government financial support and subsidies are critical to electric vehicle sales and changing consumer behaviors. Any reduction, discontinuation, elimination or discriminatory application of government financial support, subsidies and economic incentives because of policy changes, fiscal tightening, or the perceived success of electric vehicles or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or FF’s electric vehicles in particular. Competitors who have already rolled out their electric vehicles before the phase-out or discontinuation of these incentives may be able to expand their customer base more effectively, which could place FF at a competitive disadvantage. While certain tax credits and other incentives for alternative energy production, alternative fuel and electric vehicles have been available in the past, there is no guarantee that these programs will be available in the future. If current tax incentives are not available in the future, or if additional taxes or surcharges are imposed, FF’s business, prospects, financial condition and results of operations could be harmed.
FF may engage in direct-to-consumer leasing or financing arrangements in the future which will expose FF to credit, compliance and residual value risks, the failure of which to manage may materially harm FF’s business, prospects, financial condition and results of operation.
FF expects the availability of financing or leasing programs to be important for its potential customers and may offer financing or leasing arrangements for its vehicles or collaborate with third parties to provide such arrangements in the future. However, FF may not be able to obtain adequate funding for its future financing or leasing programs or offer terms acceptable to potential customers. If FF is unable to provide compelling financing or leasing arrangements for its vehicles, it may be unable to grow the vehicle orders and deliveries, which could materially and adversely harm FF’s business, prospects, financial condition and results of operations.
Additionally, if FF does not successfully monitor and comply with applicable national, state, and/or local consumer protection laws and regulations governing these transactions, FF may become subject to enforcement actions or penalties, either of which may harm its business and reputation.
Moreover, offering leasing or financing arrangements will expose FF to risks commonly associated with the extension of credit. Credit risk is the potential loss that may arise from any failure in the ability or willingness of the customer to fulfil its contractual obligations when they fall due. In the event of a widespread economic downturn or other catastrophic event, FF’s customers may be unable or unwilling to satisfy their payment obligations on a timely basis or at all. Moreover, competitive pressure and challenging markets may increase credit risk through loans and leases to financially weak customers and extended payment terms. If a significant number of FF’s customers default, FF may incur credit losses and/or have to recognize impairment charges with respect to the underlying assets, which may be substantial. Any such credit losses and/or impairment charges could adversely affect FF’s business, prospects, operating results or financial condition.
Further, in lease arrangements, the profitability of any vehicles returned to FF at the end of their leases depends on FF’s ability to accurately project such vehicles’ residual values at the outset of the leases, and such values may fluctuate prior to the end of their terms depending on various factors such as supply and demand of FF’s used vehicles, economic cycles, and the pricing of new vehicles. FF may incur substantial losses if its vehicles’ fair market value deteriorates faster than projected.
FF’s founder, Mr. Yueting Jia (YT Jia), is closely associated with the image and brand of FF. Circumstances affecting YT Jia’s reputation, and investor and public perception of his role and influence in FF, may shape FF’s brand and ability to do business. Additionally, YT Jia may continue to be subject to certain restrictions in China if not all creditors participating in YT Jia’s restructuring plan comply with the requirement to request removal of YT Jia from such restrictions.

FF’s founder, Mr. YT Jia, has previously been the subject of negative press related to his debts and has had, and in the future may have significant influence over FF’s management and operations. In December 2019, YT Jia was also determined by the Shenzhen Stock Exchange of China to be unsuitable for a position as director, supervisor or executive officer of public listed companies in China as a result of violation by Leshi Information Technology Co., Ltd. (“LeTV”), a public company founded and controlled by YT Jia in China, of several listing rules of Shenzhen Stock Exchange, including procedural non-compliance for the provision of funding and guarantees by LeTV to other affiliated companies founded by YT Jia, discrepancies in LeTV’s forecast and financials, and procedurally improper use of proceeds from LeTV’s public offering. Additionally, as the controlling shareholder and the former chairman of LeTV, YT Jia, received a notice from China Securities Regulatory Commission (“CSRC”) in April 2021 notifying the CSRC’s decision to impose an administrative fine of CNY 241.2 million and a permanent ban from entry into the securities market on YT Jia as a result of LeTV’s misrepresentation in the registration document of its initial public offering and its financial statements, fraud in connection with a private placement, and other violations of securities law and listing requirements. In January 2021, YT Jia, as the former executive director and chairman of Coolpad Group Limited (SEHK: 2369) (“Coolpad”) received a decision from the Listing Committee of The Stock Exchange of Hong Kong Limited (the “HKSE Listing Committee”) that YT Jia and another former executive director of Coolpad had breached their undertakings to the HKSE Listing Committee in connection with Coolpad’s failure to comply with the Hong Kong listing rules requirement to timely announce certain disclosable transactions (such as advancement of money, provision of financial assistance, or certain related party transactions) and timely publish its financial results. HKSE Listing Committee determined that YT Jia’s retention of office on the board of Coolpad would have been prejudicial to the interests of investors. YT Jia appealed the decision on January 15, 2021. The appeal was denied on July 22, 2021. In addition, YT Jia was also sued in a securities market misrepresentation litigation before the Beijing Financial Court (the “Litigation”) in May 2021.

The Litigation is in relation to the alleged misrepresentation made by LeTV. Three representatives acting on behalf of two thousand investors, claim damages to the investors in a total amount of RMB 4,571,777,814.99 due to LeTV’s alleged misrepresentation. The lawsuit names 24 defendants, including LeTV, YT Jia, other former directors, supervisors, executives of LeTV and the agencies which provided services for LeTV’s IPO or listing, claiming they are jointly liable. The court has held two pre-hearing meetings for the parties to exchange their evidence and present their examination and cross-examination opinions. The judgment of the Litigation is yet to be handed down by the Beijing Financial Court.
As the Founder and the Chief Product and User Ecosystem Officer of FF, YT Jia’s image will be closely associated with its brand. The media’s focus on negative coverage could materially and adversely affect FF’s valuation and investors’ confidence. Such negative publicity could also solicit inquiries from securities regulatory bodies in the relevant jurisdictions where FF does business. While YT Jia completed a Chapter 11 restructuring plan with respect to his personal debts and claims in June 2020 and received a discharge order on March 4, 2021 with an effective discharge date as of February 3, 2021, according to which all distributions, rights, and treatment that are provided in the plan will be in exchange for, and in complete satisfaction, settlement, discharge, and release of, all claims against the debtor of any nature whatsoever, whether known or unknown, or against the assets or properties of YT Jia that arose before the discharge date, there is no assurance that such negative publicity, although not directly related to FF, would not adversely affect FF’s business, prospects, brand, financial condition and results of operations.
Additionally, as a condition for the creditors to receive distribution from the trust established as part of the restructuring plan, creditors are required to request Chinese Courts to remove YT Jia from the list of dishonest judgment debtors (“China Debtor List”) and lift any consumption or travel restrictions (“China Restrictions”) that are currently imposed on YT Jia by the Chinese courts. As of May 6, 2022, creditors of more than 80% of the total allowed claims in the restructuring plan submitted such a request to the Chinese courts. However, there may be risks that other holders who had not yet submitted such a request would not submit the request or that the Chinese courts do not approve such a request. If YT Jia cannot be removed from such restrictions, he will not be able to make certain purchases or actions deemed as “high consumption” which will nevertheless be necessary for him to work in China, such as taking a plane. If YT Jia cannot be removed from the China Debtor List, in addition to the restriction related to purchases or actions deemed as “high consumption”, he cannot be a director, supervisor or other executive officer of the Company in China.
FF Global, which is governed by an executive committee consisting of eight members, may exert influence over the management of FF through its issuance of equity interests as additional compensation to the management of FF.
As described in this Annual Report on Form 10-K under the caption “Partnership Program,” certain current and former executives of FF established a partnership program (the “Partnership Program”) through FF Global Partners LLC (“FF Global”) in July 2019. FF Global controls Pacific Technology Holding LLC, which indirectly holds approximately 36.2% of FF’s outstanding voting power on a fully-diluted basis as of the date hereof. The members and managers of FF Global are treated as “partners” or “preparatory partners” from FF Global’s internal governance perspective. FF Global is managed by its board of managers (the “FF Global Board”), which currently consists of eight managers — YT Jia, Matthias Aydt, Jiawei Wang, Tin Mok, Prashant Gulati, Chaoying Deng, Philip Bethell and Dr. Carsten Breitfeld. A majority of the managers (excluding Dr. Carsten Breitfeld, who does not yet have voting rights because he has not met the tenure eligibility requirement and once he satisfies the tenure requirement in September 2022, subject to election by the partners of FF Global, he might become a voting manager) present at a meeting of the FF Global Board where there a quorum is required to approve any material actions of FF Global (“Reserved Matters”), including relating to the voting and disposition of shares of FFIE held by FF Top and indirectly owned by FF Global. In the event of a tie at any meeting of the FF Global Board, the manager designated by Chaoying Deng as the managing partner has a casting vote. Except for the Reserved Matters, management of FF Global has been delegated to the managing partner for efficient management. Based on our investigation, we believe that YT Jia has significant influence over and may control the outcome of any actions taken by the FF Global Board through a series of familial and personal relationships that he has with the other managers on the FF Global Board. The managers, except for Chaoying Deng, are nominated by the partners of FF Global from the existing partners that satisfy certain qualifications and are elected by all partners by plurality voting according to the policies and procedures adopted by the committee. In addition, the creditors’ trust from YT Jia’s Chapter 11 bankruptcy has a substantial preferred economic interest in Pacific Technology Holding LLC and has observatory rights on the FF Global Board.
FF Global may issue units to members of FF management and FF employees as additional incentives to attract and retain talent of FF and FF Global. The decisions on the issuance of FF Global units to FF management and employees are made by the FF Global Board, which consists of voting members that are not the NEOs and different from the members of the Compensation Committee of the FF Board of Directors. Certain of FF’s current management (including most of the executive officers of FF) and other FF employees participate in the Partnership Program as members in FF Global, and are required to report certain events related to their interests in FF Global to FF pursuant to its Insider Investment Reporting Policy. By controlling the decision making regarding additional incentives to be granted to the management and employees of FF, FF

Global and its board of managers may exert influence over the management of FF outside the purview or control of FF’s Board of Directors. FF Global’s interests may conflict with the interests of FF. FF Global may also initiate shareholder litigation against FF through indirect equity holdings for purposes of influencing FF and/or removing certain officers and directors of FF.
FF is subject to legal proceedings and claims arising in the ordinary course of business.
In addition to the shareholder class action and derivative matters discussed above, FF has been and continues to be involved in legal proceedings and claims in the ordinary course of FF’s business. Outcome of any litigation is inherently uncertain. FF evaluates these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, FF may establish reserves, as appropriate. Further, in the course of its operations, FF has been involved in litigation with contractors and suppliers over its past due payments. Although FF has been making efforts to settle these disputes, including establishing a vendor trust secured by certain of FF’s assets in April 2019, there are two active legal proceedings pending in connection therewith as of the date hereof in the United States. FF’s PRC Subsidiaries are involved in 32 proceedings or disputes in which the PRC Subsidiaries are defendants and one dispute in which a PRC entity is a plaintiff and has received a prevailing judgment. Substantially all of the claims arose out of those subsidiaries’ ordinary course of business, involving lease contracts, third-party suppliers or vendors, or labor disputes. The amounts claimed by the parties in the disputes involving FF’s PRC Subsidiaries, and accrued penalties thereof, are approximately $9.5 million. If one or more of those legal matters were resolved against FF in a reporting period for amounts above management’s expectations, FF’s business prospects, financial condition and operating results could be materially adversely affected. Additionally, FF Global, an indirect shareholder of FF, has threatened to initiate shareholder litigation against FF for purposes of changing the management of FF.
Further, regardless of whether the results of the legal proceedings are favorable to FF, they could still result in substantial costs, negative publicity and diversion of resources and management attention, which could materially affect FF’s business, prospects, financial condition and results of operations. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against FF, which could negatively impact its financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage FF’s reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
Furthermore, while FF maintains insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as retentions and caps on amounts recoverable. Even if FF believes a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of FF’s recovery.
Risks Related to FF’s Operations in China
FF faces various economic, operational and legal risks specific to China because of our corporate structure, our current operations in China and our plan to have significant operations in the future in China and in Hong Kong (which is subject to political and economic influence from China), including the following:
Changes in the political and economic policies of the PRC government may materially and adversely affect FF’s business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.
As part of FF’s dual-market strategy, substantial aspects of its business and operations may be based in China in the future, which will increase FF’s sensitivity to the economic, operational and legal risks specific to China. For example, China’s economy differs from the economies of most developed countries in many aspects, including, but not limited to, the degree of government involvement, level of corruption, control of capital investment, reinvestment control of foreign exchange, control of intellectual property, allocation of resources, growth rate and development level. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, including the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, which are generally viewed as a positive development for foreign business investment, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over the PRC economic growth through allocating resources, controlling payments of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.
While China’s economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and the rate of growth has been slowing down, particularly in view of the effects of government actions to address the effects of the COVID-19 pandemic, which resulted in significant closures of businesses during the pandemic. Some of the governmental measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. Higher inflation could adversely affect our results of operations and financial condition. Furthermore, certain operating costs and expenses, such as employee compensation and office operating expenses, may increase as a result of higher inflation. In addition, the PRC government has implemented in the past certain measures to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for our products and services, and consequently have a material adverse effect on our businesses, financial condition and results of operations.
It is unclear whether and how FF’s current or future business, prospects, financial condition or results of operations may be affected by changes in China’s economic, political and social conditions and in its laws, regulations and policies. In addition, many of the economic reforms carried out by the Chinese government are unprecedented or experimental and are expected to be refined and improved over time. This refining and improving process may not necessarily have a positive effect on FF’s operations and business development.
Uncertainties with respect to the Chinese legal system, regulations and enforcement policies could have a material adverse effect on FF.
FF’s operations in China are governed by PRC laws and regulations. As the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties. In addition, any new PRC laws or changes in PRC laws and regulations related to, among other things, foreign investment and manufacturing in China could have a material adverse effect on our business and our ability to operate our business in China.
From time to time, our PRC Subsidiaries may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business, impede our PRC Subsidiaries’ operations and reduce the value of your investment in FF.
Recently, the General Office of the State Council and another PRC authority jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law” (the “Opinions”), which was promulgated on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, the need to strengthen the supervision over overseas listings by PRC-based companies and the need to revise the special provisions of the State Council on overseas issuance and listing of shares by those companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of PRC-based companies, and cybersecurity, data security, privacy protection requirements and similar matters. If the CSRC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals for any additional offering, we may be unable to obtain such approvals which could significantly limit or completely hinder our ability to raise additional capital.
Furthermore, the PRC government may strengthen oversight and control over offerings conducted overseas and/or foreign investment in issuers with substantial operations in China, like us. Such actions taken by the PRC government may intervene or influence our PRC Subsidiaries’ operations at any time, which are beyond our control. Therefore, any such action may adversely affect our operations and significantly limit or hinder our ability to raise additional capital and reduce the value of our securities.
Uncertainties regarding the enforcement of laws and the fact that rules and regulations in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence our PRC Subsidiaries’ operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers with substantial operations in China could result in a material change in our operations or financial performance and/or could result in a material reduction in the value of our Class A Common Stock and Warrants or hinder our ability to raise necessary capital.

Fluctuations in exchange rates could result in foreign currency exchange losses to us and may reduce the value of, and amount in U.S. Dollars of dividends payable on, our Common Stock in foreign currency terms.
The value of the CNY against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. In August 2015, the People’s Bank of China (the “PBOC”), changed the way it calculates the mid-point price of the CNY against the U.S. dollar, requiring the market-makers who submit for reference rates to consider the previous day’s closing spot rate, foreign-exchange demand and supply as well as changes in major currency rates. In 2018, the value of CNY appreciated by approximately 5.5% against the U.S. dollar; and in 2019, the CNY appreciated by approximately 1.9% against the U.S. dollar. It is difficult to predict how market forces or PRC or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the CNY and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the CNY against the U.S. dollar. However, the PRC government may still at its discretion restrict access to foreign currencies for capital account or current account transactions in the future. Therefore, it is difficult to predict how market forces or government policies may impact the exchange rate between the CNY and the U.S. dollar or other currencies in the future. In addition, the PBOC regularly intervenes in the foreign exchange market to limit fluctuations in CNY exchange rates and achieve policy goals. If the exchange rate between the CNY and U.S. dollar fluctuates in an unanticipated manner, our results of operations and financial condition, and the value of, and dividends payable on, our shares in foreign currency terms may be adversely affected.
Changes in the laws and regulations of China or noncompliance with applicable laws and regulations may have a significant impact on our business, results of operations and financial condition.
FF’s operations in China are subject to the laws and regulations of China, which continue to evolve. For example, on January 9, 2021, China’s Ministry of Commerce (“MOFCOM”) issued the Rules on Blocking Improper Extraterritorial Application of Foreign Legislation and Other Measures (the “Blocking Rules”), which established a blocking regime in China to counter the impact of foreign sanctions on Chinese persons. The Blocking Rules have become effective upon issuance, but have only established a framework of implementation, and the rules’ effects will remain unclear until the Chinese government provides clarity on the specific types of extraterritorial measures to which the rules will apply. At this time, we do not know the extent to which the Blocking Rules will impact the operations of our PRC Subsidiaries. There is no assurance that our PRC Subsidiaries will be able to comply fully with applicable laws and regulations should there be any amendment to the existing regulatory regime or implementation of any new laws and regulations. In addition, the interpretations of many laws and regulations are not always uniform and enforcement of these laws and regulations involve uncertainties.
The continuance of our PRC Subsidiaries’ operations depends upon compliance with, among other things, applicable Chinese environmental, health, safety, labor, social security, pension and other laws and regulations. Failure to comply with such laws and regulations could result in fines, penalties or lawsuits.
Furthermore, our business and operations in China entail the procurement of licenses and permits from the relevant authorities. Rapidly evolving laws and regulations and inconsistent interpretations and enforcements thereof could impede our PRC Subsidiaries’ ability to obtain or maintain the required permits, licenses and certificates required to conduct our businesses in China. Difficulties or failure in obtaining the required permits, licenses and certificates could result in our PRC Subsidiaries’ inability to continue our business in China in a manner consistent with past practice. In such an event, our business, results of operations and financial condition may be adversely affected.
FF is a holding company and, in the future, may rely on dividends and other distributions on equity paid by the PRC Subsidiaries to fund any cash and financing requirements that FF may have, and the restrictions on PRC Subsidiaries’ ability to pay dividends or make other payments to FF could restrict its ability to satisfy its liquidity requirements and have a material adverse effect on FF’s ability to conduct its business.
FF is a holding company and conducts all of its business through its operating subsidiaries. FF may need to rely on dividends and other distributions paid by its operating subsidiaries, including the PRC Subsidiaries, to fund any cash and financing requirements FF may have. Any limitation on the ability of the PRC Subsidiaries to make payments to FF, including but not limited to foreign currencies control, could have a material and adverse effect on FF’s business, prospects, financial condition and results of operation, including FF’s ability to conduct business, or limit FF’s ability to grow. Current PRC regulations permit the PRC Subsidiaries to pay dividends to FF only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, the PRC Subsidiaries are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of their registered capital. The PRC Subsidiaries may also allocate a portion of their after-tax profits based on PRC accounting standards to employee welfare and bonus funds at their discretion. These reserves are not distributable as cash dividends.

Furthermore, if the PRC Subsidiaries incur debt on their own behalf, the instruments governing the debt may restrict their ability to pay dividends or make other payments to FF. Any limitation on the ability of the PRC Subsidiaries to distribute dividends or to make payments to FF may restrict its ability to satisfy its liquidity requirements.
In addition, the PRC Enterprise Income Tax Law (the “EIT Law”), and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated.
The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of the PRC Subsidiaries to pay dividends or make other kinds of payments to FF could materially and adversely limit FF’s ability to grow, make investments or acquisitions that could be beneficial to FF’s business, pay dividends, or otherwise fund and conduct FF’s business.
Under the EIT Law, we may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to us and our non-PRC enterprise stockholders and have a material adverse effect on our results of operations and the value of your investment.
Under the EIT Law, as well as its implementing rules, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. Under the implementation rules to the EIT Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, a circular, known as SAT Circular 82, issued in April 2009 by the State Administration of Taxation of the PRC (the “SAT”), specifies that certain offshore incorporated enterprises controlled by PRC enterprises or PRC enterprise groups will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the senior management or directors having voting rights. Further to SAT Circular 82, the SAT issued a bulletin, known as SAT Bulletin 45, which took effect in September 2011, to provide more guidance on the implementation of SAT Circular 82 and clarify the reporting and filing obligations of such “Chinese-controlled offshore incorporated resident enterprises.” SAT Bulletin 45 provides procedures and administrative details for the determination of resident status and administration on post-determination matters. Although both SAT Circular 82 and SAT Bulletin 45 only apply to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreign individuals, the determining criteria set forth in SAT Circular 82 and SAT Bulletin 45 may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, PRC enterprise groups or by PRC or foreign individuals.
We do not believe that we, as a holding company incorporated in Delaware, meet all of the conditions above, and thus we do not believe that we are a PRC resident enterprise. However, if the PRC tax authorities determine that we are a PRC resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we will be subject to the uniform 25% enterprise income tax on our world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”
Finally, since there remains uncertainties regarding the interpretation and implementation of the EIT Law and its implementation rules, it is uncertain whether, if we are regarded as a PRC resident enterprise, any dividends payable by us to our investors and gains on the sale of our Common Stock would become subject to PRC withholding tax, at a rate of 10% in the case of non-PRC enterprises (subject to the provisions of any applicable tax treaty). It is unclear whether our non-PRC enterprise stockholders would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in the Common Stock.
FF and our stockholders face uncertainty with respect to indirect transfers of equity interests in China resident enterprises through transfer of non-Chinese-holding companies. Enhanced scrutiny by the Chinese tax authorities may have a negative impact on potential acquisitions and dispositions we may pursue in the future.

On February 3, 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7. Pursuant to this Bulletin 7, an “indirect transfer” of assets, including non-publicly traded equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immovable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include, without limitation: whether the main value of the equity interest of the relevant offshore enterprise derives directly or indirectly from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the shareholders, business model and organizational structure; the income tax payable abroad on the income from the transaction of indirect transfer of PRC taxable assets; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immovable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange. On October 17, 2017, the SAT promulgated the Announcement of the SAT on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, or SAT Circular 37, which became effective on December 1, 2017 and was most recently amended on June 15, 2018. SAT Circular 37, among other things, simplified procedures of withholding and payment of income tax levied on non-resident enterprises.
We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions under Bulletin 7 and SAT Circular 37. For transfer of shares in our company by investors that are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under Bulletin 7 and SAT Circular 37. As a result, we may be required to expend valuable resources to comply with Bulletin 7 and SAT Circular 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these publications, or to establish that our company should not be taxed under these publications, which may have a material adverse effect on our financial condition and results of operations.
PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of the Business Combination to make loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.
As an offshore holding company with PRC Subsidiaries, FF may finance the operations of our PRC Subsidiaries by means of loans or capital contributions. As permitted under PRC laws and regulations, in utilizing the proceeds of the Business Combination, we may make loans to our PRC Subsidiaries subject to the approval from governmental authorities and limitation of amount, or we may make additional capital contributions to our PRC Subsidiaries. Furthermore, loans by us to our PRC Subsidiaries to finance its activities cannot exceed the statutory limits, which is either the difference between the registered capital and the total investment amount of such enterprise or a multiple of its net assets in the previous year. In addition, a foreign-invested enterprise (“FIE”), shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of an FIE shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).
In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, the PRC Subsidiaries by offshore holding companies, and the fact that the PRC government may at its discretion restrict access to foreign currencies for current account and capital account transactions in the future, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC Subsidiaries or with respect to future capital contributions by us to our PRC Subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds from the Business Combination and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.
The PRC government can take regulatory actions and make statements to regulate business operations in China with little advance notice so, so our assertions and beliefs of the risks imposed by the Chinese legal and regulatory system cannot be certain so our assertions and beliefs of the risks imposed by the Chinese legal and regulatory system cannot be certain.
The Chinese government has taken and continues to take regulatory actions and make statements to regulate business operations in China, sometimes with little advance notice. Our ability to operate and to expand our operations in China in the future may be harmed by changes in its laws and regulations, including those relating to foreign investment, cybersecurity and date protection, foreign currency exchange, taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China, or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.
As such, our PRC Subsidiaries could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. Our PRC Subsidiaries may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Our PRC Subsidiaries’ operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to their business or industry. Given that the Chinese government may intervene or influence our PRC Subsidiaries’ operations at any time, it could result in a material change in our PRC Subsidiaries’ operations and a material reduction in the value of our Class A Common Stock and Warrants. Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas, any such action could significantly limit or completely hinder our and the Selling Securityholders’ ability to offer or continue to offer our shares of Class A Common Stock and Warrants to investors and cause the value of such securities to significantly decline or be worthless.
Furthermore, it is uncertain when and whether FF will be required to obtain permission from the PRC government to maintain its listing on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from the PRC government to obtain such permission and has not received any denial to list on the U.S. exchange, as the PRC laws and regulations are still evolving rapidly and their interpretation and implementation are subject to uncertainties, our operations could be adversely affected, directly or indirectly, by existing or future PRC laws and regulations relating to its business or industry.

The approval of, or filing or other administrative procedures with, the China Securities Regulatory Commission or other PRC governmental authorities may be required in connection with certain of our financing activities, and, if required, we cannot predict if we will be able to obtain such approval or complete such filing or other administrative procedures.

The PRC governmental authorities may strengthen oversight over offerings that are conducted overseas and/or foreign investment in overseas-listed China-based issuers from time to time. Such actions taken by the PRC governmental authorities may intervene with our operations at any time, which are beyond our control. For instance, on July 6, 2021, the relevant PRC governmental authorities promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities, which emphasized the need to strengthen the administration over illegal securities activities, the need to strengthen the supervision over overseas listings by PRC-based companies and the need to revise the special provisions of the State Council on overseas issuance and listing of shares by those limited by shares companies. On December 24, 2021, the CSRC published the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), and Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), or collectively, the Draft Overseas Listing Regulations, which set out the new regulatory requirements and filing procedures for Chinese companies seeking direct or indirect listing in overseas markets. The Draft Overseas Listing Regulations, among others, stipulate that Chinese companies that seek to offer and list securities in overseas markets directly or indirectly, including through single or multiple acquisition, share swap, transfer of shares or other means, shall fulfill the filing procedures with and report relevant information to the CSRC, and that an initial filing shall be submitted within three (3) working days after the application for an initial public offering is submitted. Moreover, an overseas offering and listing is prohibited under circumstances if (i) it is prohibited by PRC laws, (ii) it may constitute a threat to or endanger national security as reviewed and determined by competent PRC authorities, (iii) it has material ownership disputes over equity, major assets, and core technology, (iv) in recent three years, the Chinese operating entities, and their controlling shareholders and actual controllers have committed relevant prescribed criminal offenses or are currently under investigations for suspicion of criminal offenses or major violations, (v) the directors, supervisors, or senior executives have been subject to administrative punishment for severe violations, or are currently under investigations for suspicion of criminal offenses or major violations, or (vi) it has other circumstances as prescribed by the State Council.
The Draft Overseas Listing Regulations, among others, further stipulate that if the issuer meets the following conditions, its offering and listing shall be determined as an “indirect overseas offering and listing by a Chinese company” and is therefore subject to the filing requirement: (1) the revenues, profits, total assets or net assets of the Chinese operating entities in the most recent financial year accounts for more than 50% of the corresponding data in the issuer’s audited consolidated financial statements for the same period; (2) the majority of senior management in charge of business operation are Chinese citizens or have domicile in PRC, and its principal place of business is located in PRC or main business activities are conducted in PRC.
According to the Draft Overseas Listing Regulations, if the Business Combination was determined as an “indirect overseas offering by a Chinese company” and we failed to complete the filing procedures with the CSRC for the Business Combination, or fell within the scope of any of the circumstances that is prohibited by the State Council, we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council. In severe circumstances, the business of our PRC subsidiaries may be ordered to suspend and their business qualifications and licenses may be revoked.
The Draft Overseas Listing Regulations were released only for soliciting public comments at this stage and their provisions and anticipated adoption or effective date are subject to changes and thus their interpretation and implementation remain substantially uncertain. We cannot predict the impact of the Draft Overseas Listing Regulations on the Business Combination, FF’s listing on U.S. exchanges, and our future securities offering or other forms of financing activities, if any, at this stage, or guarantee that we will be able to satisfy the scrutinized and new regulatory requirements in case they were adopted in the current form. If it is determined in the future that approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities are required for the Business Combination or our future financing activities, we cannot assure you we can obtain such approval or complete such filing or other required procedures in a timely manner. Any failure or delay in obtaining or completing such approval, filing or other required procedures, or a rescission of any such approval or filing or other procedures, would subject us to sanctions by the CSRC or other PRC governmental authorities. These PRC governmental authorities may impose fines and/or other penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore financing activities into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects. Any uncertainties or negative publicity arising from these events could also adversely affect our business, financial condition, results of operations, and prospects.
The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.
The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors adopted by six PRC regulatory agencies, or the M&A Rules, and related regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. For example, the M&A Rules require that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have impact on the national economic security, (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand, or (iv) or in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. Moreover, the PRC Anti-Monopoly Law requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by the relevant anti-monopoly authority before they can be completed.
In addition, in 2011, the General Office of the State Council promulgated a Notice on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which officially established a security review system for mergers and acquisitions of domestic enterprises by foreign investors. Also, the Rules on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprises by Foreign Investors, issued by the MOFCOM and effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the Rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy, re-investment through multiple levels, leases, loans or control through contractual control arrangement or offshore transactions. Furthermore, NDRC and MOFCOM promulgated the Measures for the Security Review of Foreign Investments, effective from

January 18, 2021, which require foreign investors or relevant parties to file a prior report before making a foreign investment if such investment involves military related industry, national defense security or taking control of an enterprise in a key industry that concerns national security; and if a foreign investment will or may affect national security, the standing working office organized by NDRC and MOFCOM will conduct a security review to decide whether to approve such investment.
In the future, we may grow our business in China by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions, if required, could be time consuming, and any required approval processes, including obtaining approval or clearance from the MOFCOM or its local counterparts and other relevant PRC authorities, may delay or inhibit our ability to complete such transactions. It is unclear whether our business would be deemed to be in an industry that raises “national defense and security” or “national security” concerns. However, the MOFCOM or other government agencies may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share in China through future acquisitions would as such be materially and adversely affected.
FF may be adversely affected by the complexity, uncertainties and changes in PRC regulations on internet-related business, automotive businesses and other business carried out by FF’s PRC Subsidiaries.
The Chinese government extensively regulates the internet and automotive industries and other business carried out by the PRC Subsidiaries, such laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainties. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be in violation of applicable laws and regulations.
Several PRC regulatory authorities, such as the State Administration for Market Regulation, the National Development and Reform Commission, MOFCOM, the MIIT, oversee different aspects of the electric vehicle business, and FF’s PRC Subsidiaries will be required to obtain a wide range of government approvals, licenses, permits and registrations in connection with their operations in China. For example, according to the Administrative Rules on the Admission of New Energy Vehicle Manufacturers and Products, promulgated by the MIIT on January 6, 2017 and amended on July 24, 2020, the MIIT is responsible for the national-wide administration of new energy vehicles and their manufacturers. The manufacturers shall apply to the MIIT for the entry approval to become a qualified manufacturer in China and shall further apply to the MIIT for the entry approval for the new energy passenger vehicles before commencing the manufacturing and sale of the new energy passenger vehicles in China. Both of the new energy passenger vehicles and their manufacturers will be listed in the Announcement of the Vehicle Manufacturers and Products issued by the MIIT from time to time, if they have obtained the entry approval from the MIIT. According to the Management Measures for Automobile Sales promulgated by the MOFCOM in July 2017, corporate basic information filings must be made by automobile dealers through the information system for the national automobile circulation operated by the MOFCOM within 90 days after the receipt of a business license. Furthermore, the electric vehicle industry is relatively immature in China, and the government has not adopted a clear regulatory framework to regulate the industry.
There are substantial uncertainties regarding the interpretation and application of the existing PRC laws, regulations and policies and possible new laws, regulations or policies relating to internet-related businesses as well as automotive businesses and companies. There is no assurance that FF will be able to obtain all the permits or licenses related to its business in China, or will be able to maintain its existing licenses or obtain new ones. In the event that the PRC government considers that FF was or is operating without the proper approvals, licenses or permits, promulgates new laws and regulations that require additional approvals or licenses, or imposes additional restrictions on the operation of any part of FF’s business, the PRC government has the power, among other things, to levy fines, confiscate FF’s income, revoke its business licenses, and require FF to discontinue the relevant business or impose restrictions on the affected portion of its business. Any of these actions by the PRC government may have a material adverse effect on FF’s business, prospects, financial condition and results of operations.
We face challenges from the evolving regulatory environment regarding cybersecurity, information security, privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and any actual or alleged failure to comply with related laws and regulations regarding cybersecurity, information security, data privacy and protection could materially and adversely affect our business and results of operations.
In the regular course of our business, we obtain information about various aspects of our operations as well as regarding our employees and third parties. The integrity and protection of FF, employee and third-party data are critical to our business. Our employees and third parties expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

PRC regulators, including the Cyberspace Administration of China, the MIIT, and the Ministry of Public Security, have been increasingly focused on regulation in data security and data protection. PRC regulatory requirements regarding cybersecurity are evolving. For instance, various regulatory bodies in China have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations.
The PRC Criminal Law, as most recently amended in 2020, prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained in performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Standing Committee of the PRC National People’s Congress issued the Cyber Security Law of the PRC (the “Cyber Security Law”), which became effective on June 1, 2017.
Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect and disclose their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.
The Civil Code of the PRC provides legal basis for privacy and personal information infringement claims under the Chinese civil laws.
On June 10, 2021, the Standing Committee of the National People’s Congress of China (the “SCNPC”), promulgated the PRC Data Security Law, which took effect on September 1, 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information.
On August 20, 2021, the SCNPC promulgated the PRC Personal Information Protection Law, which took effect on November 1, 2021. This legislation marks China’s first comprehensive legal attempt to define personal information and regulate the storing, transferring, and processing of personal information. It restricts the cross-border transfer of personal information and has major implications for companies that rely on data for their operations in China.
In December 2021, the Cyberspace Administration of China and 12 other related authorities promulgated the Cybersecurity Review Measures, which became effective on February 15, 2022. The Cybersecurity Review Measures stipulates that:

●	the CSRC is included as one of the regulatory authorities for purposes of jointly establishing the state cybersecurity review working mechanism;
●
the purchase of network products and services by a “critical information infrastructure operator” and the data processing activities of a “network platform operator” that affect or may affect national security shall be subject to the cybersecurity review

●
if a network platform operator who possesses or controls personal information of more than one million users intends to go public in a foreign country, it must apply for a cybersecurity review with the Cyberspace Administration of China; and

●	the relevant PRC governmental authorities may initiate cybersecurity review if they determine certain network products, services, or data processing activities affect or may affect national security.
Furthermore, on October 29, 2021, the Measures for the Security Assessment of Cross-border Data Transmission (Draft for Comment) were proposed by the Cyberspace Administration of China for public comments, which require that any data processor providing important data collected and generated during operations within the PRC or personal information that should be subject to security assessment according to law to an overseas recipient shall conduct security assessment. On November 14, 2021, the Cyberspace Administration of China published a discussion draft of Regulations on the Administration of Cyber Data Security for public comment, which provides that data processors conducting the following activities shall apply for cybersecurity review: (i) merger, reorganization or division of internet platform operators that have acquired a large number of data resources related to national security, economic development or public interests affects or may affect national security; (ii) listing abroad of data processors processing over one million users’ personal information; (iii) listing in Hong Kong which affects or may affect national security; or (iv) other data processing activities that affect or may affect national security. The draft also provides that operators of large internet platforms that set up headquarters, operation centers or R&D centers overseas shall report to the national cyberspace administration and competent authorities. In addition, the draft also requires that data processors processing important data or going public overseas shall conduct an annual data security self-assessment or entrust a data security service institution to do so, and submit the data security assessment report of the previous year to the local branch of the Cyberspace Administration of China before January 31 each year. As of the date of this Annual Report on Form 10-K, the abovementioned drafts have not been formally adopted, and substantial uncertainties exist with respect to their enactment timetable, final content, interpretation and implementation.

Our PRC Subsidiaries may become subject to enhanced cybersecurity review. Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this Annual Report on Form 10-K, we have not been informed by any PRC governmental authority of any requirement that our PRC Subsidiaries file for a cybersecurity review. However, if they are deemed to be a critical information infrastructure operator or a network platform operator that is engaged in data processing that affect or may affect national security, they could be subject to PRC cybersecurity review.

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC laws and regulations relating to cybersecurity, information security, data privacy and protection, our PRC Subsidiaries could become subject to enhanced cybersecurity review or non-compliance investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance investigations in accordance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions to our PRC Subsidiaries, which may have material adverse effects on our business, financial condition or results of operations. As of the date of this Annual Report on Form 10-K, our PRC Subsidiaries have not been involved in any investigations on cybersecurity review initiated by the Cyber Administration of China or related governmental regulatory authorities, and they have not received any inquiry, notice, warning, or sanction in such respect. However, as uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that our PRC Subsidiaries will comply with such regulations in all respects and they may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities.
Any independent registered public accounting firm operating in China that FF uses as an auditor for its operations in China will not be permitted to be subject to inspection by the Public Company Accounting Oversight Board (“PCAOB”), and as such, investors may be deprived of the benefits of such inspection.
Our principal auditor, the independent registered public accounting firm that issued the audit report included elsewhere in this Annual Report on Form 10-K, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. The auditors of FF’s PRC Subsidiaries are not registered with, and are not subject to inspection by, the PCAOB. Any independent registered public accounting firm that FF uses as an auditor for its operations in China will not be permitted to be subject to inspection by PCAOB.
Inspections of other PCAOB-registered firms by the PCAOB outside of China have identified deficiencies in their audit procedures and quality control procedures, which may improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating audits and quality control procedures of any auditors operating in China. As a result, investors may be deprived of the benefits of PCAOB inspections to the extent that certain portions of financial statements are prepared by auditors in China. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of the China-based audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Existing or potential investors could lose confidence in our reported financial information and the quality of our financial statements because the financial statements with respect to FF’s PRC Subsidiaries were subject to audit by auditors not inspected by the PCAOB.
The lack of PCAOB inspections with respect to FF’s operations in China may subject existing and potential investors to additional risks in light of the changing regulatory framework. As part of a continued regulatory focus in the United States on limited access to business books and records and audit work papers caused by the protection of state secrets and national security laws in China, the Holding Foreign Companies Accountable Act (“HFCA”) was enacted in December 2020. The major purpose of the HFCA is to avail U.S. regulators of access to review audits for companies in the same manner in which they review those of firms in any other nation. On December 2, 2021, the SEC adopted final amendments implementing the disclosure and submission requirements under the HFCA, pursuant to which the SEC will identify a “Commission-Identified Issuer” if an issuer has filed an annual report containing an audit report issued by a registered public accounting firm that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, and will then impose a trading prohibition on an issuer after it is identified as a Commission-Identified Issuer for three consecutive years. On December 16, 2021, the PCAOB issued a report to notify the SEC its determinations that it is unable to inspect or investigate completely registered public accounting firms headquartered in Mainland China and Hong Kong, respectively, and identifies the registered public accounting firms in Mainland China and Hong Kong that are subject to such determinations. As noted above, our independent registered public accounting firm is subject to inspection by the PCAOB, thus we do not expect to be identified as a “Commission-Identified Issuer” under the current framework of the HFCA. Such legislation efforts could cause investor uncertainty for both affected foreign issuers and transnational companies with operations in China including FF. Further, new laws and regulations or changes in laws and regulations in both the U.S. and PRC could affect our ability to maintain our listing on NASDAQ, which could materially impair the market for and market price of our Class A Common Stock and Warrants.
U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
The SEC, the U.S. Department of Justice and other U.S. authorities may also have difficulties in bringing and enforcing actions against our PRC Subsidiaries or the directors or executive officers of our PRC Subsidiaries. The SEC has stated that there are significant legal and other obstacles to obtaining information needed for investigations or litigation in China. China has recently adopted a revised securities law that became effective on March 1, 2020, Article 177 of which provides, among other things, that no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Accordingly, without governmental approval in China, no entity or individual in China may provide documents and information relating to securities business activities to overseas regulators when it is under direct investigation or evidence discovery conducted by overseas regulators, which could present significant legal and other obstacles to obtaining information needed for investigations and litigation conducted outside of China.
There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.
We currently have operations, and plan to have significant operations and assets in the future, in China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China with regard to persons or assets relating to our operations in China, including actions arising under applicable U.S. federal and state securities laws. In addition, there are significant legal and other obstacles in China to providing information needed for regulatory investigations or litigation initiated by regulators outside China. Overseas regulators may have difficulties in conducting investigations or collecting evidence within China. It may also be difficult for investors to bring a lawsuit against us or our directors or executive officers based on U.S. federal securities laws in a Chinese court. Moreover, China does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts. Therefore, even if a judgment were obtained against us or our management for matters arising under U.S. federal or state securities laws or other applicable U.S. federal or state law, it may be difficult to enforce such a judgment with respect to our operations or assets in China.
Risks Related to Our Common Stock
We do not currently intend to pay dividends on our Class A Common Stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A Common Stock.
Faraday Future Intelligent Electric Inc. has no direct operations and no significant assets other than the ownership of the stock of its subsidiaries. As a result, Faraday Future Intelligent Electric Inc. will depend on its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our Class A Common Stock. Applicable state law and contractual restrictions, including in agreements governing the current or future indebtedness of FF, as well as the financial condition and operating requirements of FF, may limit our ability to obtain cash from FF subsidiaries. Thus, we do not expect to pay cash dividends on our Class A Common Stock. Any future dividend payments are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board of Directors may deem relevant.
There can be no assurance that FF will be able to comply with the continued listing standards of NASDAQ.
If NASDAQ delists FF’s shares from trading on its exchange for failure to meet the applicable listing standards, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our common stock;

•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
FF may be required to take write-downs or write-offs, or FF may be subject to restructuring, impairment or other charges that could have a significant negative effect on FF’s business, prospects, financial condition, results of operations and the trading price of FF’s securities, which could cause you to lose some or all of your investment.
Factors outside of FF’s control may, at any time, arise. As a result of these factors, FF may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in FF reporting losses. Even though these charges may be non-cash items and therefore not have an immediate impact on FF’s liquidity, the fact that FF reports charges of this nature could contribute to negative market perceptions about FF or its securities. In addition, charges of this nature may cause FF to be unable to obtain future financing on favorable terms or at all.
If the Business Combination’s benefits do not meet the expectations of investors or securities analysts, the market price of FF’s securities may decline.
If the perceived benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of FF’s securities (including the Class A Common Stock) may decline.
In addition, fluctuations in the trading price of FF’s securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there was not a public market for Legacy FF’s ordinary shares. Accordingly, the valuation ascribed to Legacy FF may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for FF’s securities develops and continues, the trading price of FF’s securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond FF’s control.
Any of the factors listed below could have a material adverse effect on your investment in FF’s securities, and FF’s securities may trade at prices significantly below the price paid by you. In such circumstances, the trading price of FF’s securities may not recover and may experience a further decline. Factors affecting the trading price of FF’s securities may include:
•actual or anticipated fluctuations in FF’s financial results or the financial results of companies perceived to be similar to it;
•changes in the market’s expectations about FF’s operating results;
•success of competitors;
•FF’s operating results failing to meet the expectation of securities analysts or investors in a particular period;
•FF’s ability to attract and retain senior management or key operating personnel, and the addition or departure of key personnel;
•changes in financial estimates and recommendations by securities analysts concerning FF or the transportation industry in general;
•operating and share price performance of other companies that investors deem comparable to FF;
•FF’s ability to market new and enhanced products and technologies on a timely basis;
•changes in laws and regulations affecting FF’s business;
•FF’s ability to meet compliance requirements;
•commencement of, or involvement in, threatened or actual litigation and government investigations;
•changes in FF’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of FF’s common stock available for public sale;
•any change in FF’s Board of Directors or management;
•actions taken by FF’s directors, executive officers or significant stockholders such as sales of FF’s common stock, or the perception that such actions could occur;
•potential litigation involving FF, including the SEC investigation;
•the implementation of the Special Committee’s recommendations and the Company’s related follow up actions;
•FF’s ability to regain compliance with the Nasdaq continued listing standards; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
Broad market and industry factors may materially harm the market price of FF’s securities irrespective of FF’s operating performance. The stock markets in general have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of FF’s securities, may not be predictable. A loss of investor confidence in the market for electric vehicle manufacturers’ stocks or the stocks of other companies which investors perceive to be similar to FF could depress FF’s share price regardless of FF’s business, prospects, financial conditions or results of operations. A decline in the market price of FF’s securities also could adversely affect FF’s ability to issue additional securities and FF’s ability to obtain additional financing in the future.
FF’s ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
Legacy FF has net operating loss carryforwards for U.S. federal and state, as well as non-U.S., income tax purposes that are potentially available to offset future taxable income, subject to certain limitations (including the limitations described below). If not utilized, U.S. federal net operating loss carryforward amounts generated prior to January 1, 2018 will begin to expire 20 years after the tax year in which such losses originated. Non-U.S. and state net operating loss carryforward amounts may also be subject to expiration. Realization of these net operating loss carryforwards depends on the future taxable income of FF, and there is a risk that the existing carryforwards of FF could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect FF’s operating results.
Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the Company. Legacy FF may have experienced ownership changes in the past and FF may have experienced an ownership change as a result of the Business Combination. FF may also experience ownership changes in the future as a result of changes in the ownership of its stock, which may be outside our control. Accordingly, FF’s ability to utilize its net operating loss carryforwards could be limited by such ownership changes, which could result in increased tax liability to FF, potentially decreasing the value of its stock.
There are additional limitations found under Sections 269, 383, and 384 of the Code that may also limit the use of net operating loss carryforwards that may apply and result in increased tax liability to FF, potentially decreasing the value of FF’s stock. In addition, a “Separate Return Limitation Year”, or SRLY, generally encompasses all separate return years of a U.S. federal consolidated group member (or predecessor in a Section 381 or other transaction), including tax years in which it joins a consolidated return of another group. According to Treasury Regulation Section 1.1502-21, net operating losses of a member that arise in a SRLY may be applied against consolidated taxable income only to the extent of the loss member’s cumulative contribution to the consolidated taxable income. As a result, this SRLY limitation may also increase FF’s tax liability (by reducing the carryforward of certain net operating losses that otherwise might be used to offset the amount of taxable gain), potentially decreasing the value of FF’s stock.
As a result of the Business Combination, FF’s tax obligations and related filings may have become significantly more complex and subject to greater risk of audit or examination by taxing authorities, and outcomes resulting from such audits or examinations could adversely impact our business, prospects, financial condition and results of operations, including our after-tax profitability and financial results.
FF’s operations are subject to significant income, withholding and other tax obligations in the United States and may become subject to taxes in numerous additional state, local and non-U.S. jurisdictions with respect to our income, operations and subsidiaries related to those jurisdictions. In addition, FF now has international supplier and customer relationships and may expand operations to multiple jurisdictions, including jurisdictions in which the tax laws, their interpretation or their administration may not be favorable. Additionally, future changes in tax law or regulations in any jurisdiction in which FF operates or will operate could result in changes to the taxation of FF’s income and operations, which could cause our after-tax profitability to be lower than anticipated.
FF’s potential future after-tax profitability could be subject to volatility or affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds (including refunds of value added taxes) and other benefits to reduce FF’s tax liabilities, (b) changes in the valuation of FF’s deferred tax assets and liabilities, (c) expected timing and amount of the release of any tax valuation allowances, (d) tax treatment of stock-based compensation, (e) changes in the relative amount of our earnings subject to tax in the various jurisdictions in which FF operates or has subsidiaries, (f) the potential expansion of FF’s business into or otherwise becoming subject to tax in additional jurisdictions, (g) changes to FF’s existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of FF’s intercompany transactions and the extent to which taxing authorities in the relevant jurisdictions respect those intercompany transactions and (i) FF’s ability to structure its operations in an efficient and competitive manner. Due to the complexity of multinational tax obligations and filings, FF may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. Outcomes from these audits or examinations could have an adverse effect on our business, prospects, financial condition and results of operations, including our after-tax profitability and financial condition.
FF’s potential future after-tax profitability may also be adversely impacted by changes in the relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect. Additionally, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS recently entered into force among the jurisdictions that have ratified it, although the United States has not yet entered into this convention. These recent changes could negatively impact FF’s taxation, especially if FF expands its relationships and operations internationally.
FF’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on its business.

The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Legacy FF as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are now applicable after the consummation of the Business Combination. As described in “Risk Factors — FF identified material weaknesses in its internal control over financial reporting. If FF is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect FF’s business and share price,” management has identified material weaknesses in the Company's internal control over financial reporting. If FF does not remediate such material weaknesses, or if other material weaknesses are identified, or if FF is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its securities.
We may issue additional shares of Common Stock or preferred shares, which would dilute the interest of our stockholders.
We may, in the future, issue a substantial number of additional shares of Common Stock or preferred stock. The issuance of additional shares of Common Stock or preferred stock:
•may significantly dilute the equity interest of investors;
•may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;
•could cause a change of control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•may adversely affect prevailing market prices for our Common Stock.
Our Amended and Restated Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our Amended and Restated Charter requires to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation. In addition, our Amended and Restated Charter provides that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.
In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. It is unclear whether this decision will be appealed, or what the final outcome of this case will be. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Amended and Restated Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, operating results and financial condition.
Charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
Our Amended and Restated Charter and Amended and Restated Bylaws contain provisions that could delay or prevent a change in control of FF. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•authorizing our Board of Directors to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
•prohibiting cumulative voting in the election of directors;
•limiting the adoption, amendment or repeal of our Amended and Restates Bylaws or the repeal of the provisions of our certificate of incorporation regarding the election and removal of directors without the required approval of at least two-thirds of the shares entitled to vote at an election of directors;
•prohibiting stockholder action by written consent; and
•limiting the persons who may call special meetings of stockholders.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the “DGCL” govern FF. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with FF for a certain period of time without the consent of its Board of Directors. These and other provisions in our Amended and Restated Charter and Amended and Restated Bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of Class A Common Stock and result in the market price of Class A Common Stock being lower than it would be without these provisions. For more information, see the section of this registration statement captioned “Description of Securities — Certain Anti-Takeover Provisions of Delaware Law.”
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our Amended and Restated Charter and Amended and Restated Bylaws provides that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the DGCL, our Amended and Restated Bylaws and our indemnification agreements that we entered into with our directors and officers provide that:
•We will indemnify our directors and officers for serving FF in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•We will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•The rights conferred in our Amended and Restated Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
Concentration of ownership may have the effect of delaying or preventing a change in control.

Legacy FF stakeholders collectively own a significant amount of our outstanding Common Stock. Legacy FF Stakeholders include FF Top, which owns 64,000,588 shares of Class B Common Stock, and Season Smart Limited, which owns 66,494,117 shares of Class A Common Stock, representing 19.7% and 20.5%, respectively, of our outstanding Common Stock as of April 30, 2022 (including, for this purpose, 20,410,111 shares of Class A Common Stock issuable upon submission of paperwork to the transfer agent and 2,387,500 shares of Class A Common Stock issuable upon the effectiveness of our Registration Statement on Form S-1 (File No. 333-258993) as outstanding shares as of April 30, 2022). In addition, FF Top has entered into voting agreements with certain FF stockholders pursuant to which FF Top will vote as a proxy of all of the Class A Common Stock owned by such FF stockholders subject to certain limitations. As a result, FF Top exercises voting power over 36.2% of our outstanding Common Stock as of April 30, 2022 (based on same assumptions as above). Under the Shareholder Agreement, FF Top is also entitled to nominate a number of directors based on its voting power with respect to FF’s outstanding Common Stock, entitling FF Top to nominate four out of nine directors to the board of FF. As a result, FF’s equity holders, particularly FF Top, may have the ability to determine the outcome of corporate actions of FF requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Class A Common Stock.
Upon FF achieving an equity market capitalization of $20 billion, the Class B Common Stock held by FF Top will convert from one vote per share to ten votes per share, which will entitle it to have substantial influence over FF’s corporate matters.
FF has adopted a dual-class share structure such that its common shares consist of Class A Common Stock and Class B Common Stock. FF Top, an entity controlled by FF Global, which in turn is controlled by its executive committee consisting of seven voting managers (i.e., YT Jia, Matthias Aydt, Jiawei Wang, Tin Mok, Prashant Gulati, Chaoying Deng and Philip Bethell) and one non-voting manager (i.e., Dr. Carsten Breitfeld), beneficially owns, directly or indirectly, all of the outstanding shares of Class B Common Stock, which account for 19.7% of FF’s total outstanding shares of Common Stock (i.e., Class A Common Stock and Class B Common Stock combined) and voting power as of April 30, 2022 (including, for this purpose, 20,410,111 shares of Class A Common Stock issuable upon submission of paperwork to the transfer agent and 2,387,500 shares of Class A Common Stock issuable upon the effectiveness of our Registration Statement on Form S-1 (File No. 333-258993) as outstanding shares as of April 30, 2022). In respect of matters requiring the votes of stockholders, each share of Class A Common Stock will be entitled to one vote and each share of Class B Common Stock will initially be entitled to one vote until FF’s volume weighted average total equity market capitalization achieves $20 billion for a period of 20 consecutive trading days, after which each share of Class B Common Stock will be entitled to ten votes. If FF Top obtains such enhanced voting rights, it would have considerable influence over matters such as decisions regarding mergers, consolidations and the sale of all or substantially all of the assets of FF, election of directors and other significant corporate actions. FF Top could take actions that are not in the best interest of FF or its other stockholders. This mechanism may discourage, delay or prevent a change in control, which could have the effect of depriving other stockholders of FF of the opportunity to receive a premium for their shares as part of a sale of FF.
Upon the conversion of Class B Common Stock held by FF Top from one vote per share to ten votes per share, NASDAQ may consider FF to be a “controlled company” within the meaning of the NASDAQ listing standards and, as a result, FF may qualify for exemptions from certain corporate governance requirements.
So long as more than 50% of the voting power for the election of directors of FF is held by an individual, a group or another company, FF will qualify as a “controlled company” under NASDAQ listing requirements. While FF does not currently qualify as a controlled company, after such time as FF at the end of any 20 consecutive trading days, has a volume weighted average total equity market capitalization of at least $20 billion, holders of shares of the Class B Common Stock will be entitled to ten votes for each such share, which will cause FF Top to own 71.0% of the voting control of FF and FF may qualify as a controlled company. As a controlled company, FF would be exempt from certain NASDAQ corporate governance requirements, including those that would otherwise require the board of FF to have a majority of independent directors and require that FF establish a compensation committee comprised entirely of independent directors, or otherwise ensure that the compensation of FF’s executive officers and nominees for directors are determined or recommended to the Board of Directors by the independent members of the Board of Directors. While FF does not currently intend to rely on any of these exemptions, the board of FF following the market capitalization event may elect to rely on such exemptions if FF is considered a “controlled company,” and to the extent it relies on one or more of these exemptions, holders of FF’s capital stock will not have the same protections afforded to stockholders of companies that are subject to all of NASDAQ s corporate governance requirements.
Our dual-class structure may depress the trading price of our Class A Common Stock.
We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple-class structures. As a result, the dual-class structure of our Common Stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause FF to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of our Class A Common Stock.
If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our Class A Common Stock will depend on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover FF downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of FF or fail to regularly publish reports on FF, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
FF’s ability to pay dividends in the future will be subject to its subsidiaries’ ability to distribute cash to it.
We do not anticipate that FF’s Board of Directors will declare dividends for the foreseeable future. If FF decides to declare dividends in the future, as a holding company, it will require dividends and other payments from its subsidiaries to meet such cash requirements. In addition, minimum capital requirements may indirectly restrict the amount of dividends paid upstream, and repatriations of cash from FF’s subsidiaries may be subject to withholding, income and other taxes in various applicable jurisdictions. If FF’s subsidiaries are unable to distribute cash to it and it is unable to pay dividends, the Class A Common Stock may become less attractive to investors and the price of its shares of Common Stock may become volatile.
FF has incurred and will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.
Following the consummation of the Business Combination, FF has incurred and will continue to incur increased legal, accounting, administrative and other costs and expenses as a public company that Legacy FF did not incur as a private company. The Sarbanes-Oxley Act of 2002 or the Sarbanes-Oxley Act, including the requirements of Section 404, to the extent applicable to FF, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time consuming. Under a number of those requirements, we have to carry out activities Legacy FF has not done previously. For example, FF has created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred on a continuous basis. Furthermore, if any issues in complying with those requirements are identified (for example, if FF identifies additional material weaknesses or significant deficiency in internal control over financial reporting), we would incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board of Directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.
For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company” until the earliest of (i) the last day of our fiscal year following July 24, 2025 (the fifth anniversary of the consummation of PSAC’s initial public offering), (ii) the last day of the fiscal year in which the market value of our shares of Common Stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (iii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation) or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period. Further, there is no guarantee that the exemptions available to us under the JOBS

Act will result in significant savings. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, we will incur additional compliance costs, which may impact earnings.
The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. The reduced reporting requirements applicable to use may make our shares of Common Stock less attractive to investors.
FF qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, FF is eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, (b) reduced disclosure obligations regarding executive compensation in FF’s periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, FF’s stockholders may not have access to certain information they may deem important. FF will remain an emerging growth company until the earliest of (i) the last day of our fiscal year following July 24, 2025 (the fifth anniversary of the consummation of PSAC’s initial public offering), (ii) the last day of the fiscal year in which the market value of our shares of Common Stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (iii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation) or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period. We cannot predict whether investors will find FF’s securities less attractive because it will rely on these exemptions. If some investors find FF’s securities less attractive as a result of its reliance on these exemptions, the trading prices of FF’s securities may be lower than they otherwise would be, there may be a less active trading market for FF’s securities and the trading prices of FF’s securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of FF’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. We cannot predict if investors will find our shares of Common Stock less attractive because we will rely on these exemptions. If some investors find our shares of Common Stock less attractive as a result, there may be a less active market for our shares of Common Stock and our share price may be more volatile.
If we do not develop and implement all required accounting practices and policies, we may be unable to provide the financial information required of a U.S. publicly traded company in a timely and reliable manner.
If we fail to develop and maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that a U.S. publicly traded company is required to provide in a timely and reliable fashion. Any such delays or deficiencies could penalize us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and hurt our reputation and could thereby impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for listing of our shares of Common Stock on a national securities exchange.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2.     Properties
FF leases all of its facilities. The following table sets forth the location, approximate size, primary use and lease term of FF’s major facilities as of December 31, 2021:

Location	Approximate Size (Building) in Square Feet	Primary Use	Lease Expiration Date
Gardena, California	146,765	Global headquarters, research and development, office	April 30, 2027
Hanford, California	1,100,000	Manufacturing	December 31, 2027
Beijing, China	13,993	Administrative services, research and development, strategic planning	December 14, 2022
Guangdong, China	1,309	Administrative services, research and development, strategic planning	June 30, 2022
Shanghai, China	6,518	Administrative services, research and development, strategic planning	June 10, 2022; August 10, 2022
Shanghai, China	2,799	Administrative services, research and development, strategic planning	July 19, 2023

FF is refurbishing the Hanford manufacturing facility. The facility is planned to have a body shop, a paint shop, component manufacturing and an assembly line. The Hanford manufacturing facility is approximately 1.1 million square feet and, once it is built out, is expected to have the capacity to support a production of 10,000 vehicles per year.
Item 3.    Legal Proceedings
From time to time, FF may become involved in legal proceedings arising in the ordinary course of business. In the past, FF has been involved in litigation with contractors and suppliers when FF failed to make overdue payments due to cash constraints FF faced, certain of which were settled through the Vendor Trust FF established on April 29, 2019. In exchange for contributing accounts receivable to the Vendor Trust, the participating vendors were required to refrain from bringing legal claims regarding any overdue payment and forbear from exercising remedies on any payables tendered to and accepted by the Vendor Trust. FF’s suppliers and contractors holding aggregate past due payables of approximately $116.1 million contributed payables to the Vendor Trust in exchange for interests in the Vendor Trust. Certain FF suppliers and contractors also ultimately received interests in the Vendor Trust related to approximately $8.4 million of purchase orders for goods and services to be provided in the future. During September and October 2020, FF paid an aggregate of $4.5 million to the Vendor Trust, thus reducing the aggregate past due principal payables and purchase orders held by the Vendor Trust to approximately $136.6 million. In the fourth quarter of 2020, the Vendor Trust agreed to amend the agreement governing the satisfaction of interests in the Vendor Trust to permit the conversion of the interests in the Vendor Trust to equity interests in PSAC in connection with the Business Combination. In June 2021, FF and the Vendor Trust further agreed to allow the holders of interests in the Vendor Trust to elect to receive up to $10 million in cash in the aggregate upon closing of the Business Combination, which would reduce on a dollar-for-dollar basis the number of equity interests to be issued to such holders in satisfaction of their interests in the Vendor Trust. Fifty-three (53) of the holders of interests in the Vendor Trust elected to participate in the $10.0 million cash distribution at the Closing, and the remaining interests in the Vendor Trust were settled through the conversion of interests into Company Class A Common Stock and payment of cash at the Closing.

Additionally, FF’s PRC Subsidiaries are involved in 32 proceedings or disputes in China in which PRC Subsidiaries are defendant and one dispute in which a PRC entity is a plaintiff and has received a prevailing judgment. Substantially all of the claims arose out of those subsidiaries’ ordinary course of business, involving lease contract, third-party suppliers or vendors, or labor disputes. The amounts claimed by the parties in the disputes involving FF’s PRC Subsidiaries, and accrued penalties thereof, are approximately $9.5 million. Additionally, FF Global, an indirect shareholder of FF, has threatened to initiate shareholder litigation against FF for purposes of changing the management of FF.

On December 23, 2021, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934 was filed in the United States District Court, Central District of California, against the Company and its current Chief Executive Officer, its current Chief Financial Officer, its current Chief Product and User Ecosystem Officer, as well as the CFO of Legacy FF, and the Co-CEOs of PSAC. On March 7, 2022, the following individuals were appointed as Lead Plaintiffs: Byambadorj Nomin, Hao Guojun, Peihao Wang and Shentao Ye. On the same date, Wolf Haldenstein and Pomerantz LLP were appointed as Co-Lead Counsel. Lead Plaintiffs filed an amended complaint on May 6, 2022. Defendants’ currently scheduled deadline to respond to the amended complaint is July 5, 2022. Thereafter, the defendants will have the opportunity to answer or file a motion to dismiss the lawsuit. The defendants believe the suit is without merit and therefore intend to vigorously defend the suit. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims.

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

Other than disclosed herein, FF is currently not a party to any legal proceedings the outcome of which, if determined adversely to FF, would individually or in the aggregate be reasonably expected to have a material adverse effect on FF’s business, financial condition, or results of operations.
Item 4.     Mine Safety Disclosures
Not applicable.
Part II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
FF’s shares of Class A Common Stock and Public Warrants are currently listed on the NASDAQ under the symbols “FFIE” and “FFIEW,” respectively. Prior to the consummation of the Business Combination, our common stock and warrants were listed on the NASDAQ under the symbols “PSACU,” “PSAC,” and “PSACW,” respectively. As of May 4, 2022, there were 577 holders of record of our Class A Common Stock, one holder of record of our Class B Common Stock, one holder of record of our Public Warrants, two holders of Private Warrants and four holders of ATW NPA Warrants.
Dividend Policy
FF has not paid any cash dividends on our Class A Common Stock or the Warrants to date. Our Board of Directors may from time to time consider whether or not to institute a dividend policy. It is our present intention to retain any earnings for use in our business operations and accordingly, we do not anticipate our Board of Directors declaring any dividends for the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board of Directors. Further, our ability to declare dividends will also be limited by restrictive covenants contained in our debt agreements.
Securities Authorized for Issuance Under Equity Incentive Plan
At the special meeting of PSAC’s stockholders held on July 20, 2021, the stockholders of the Company considered and approved the Faraday Future Intelligent Electric Inc. 2021 Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan was previously approved, subject to stockholder approval, by the PSAC Board of Directors. The Incentive Plan became effective immediately upon the consummation of the Business Combination on July 21, 2021. Pursuant to the Incentive Plan, 49,573,570 shares of Class A Common Stock have been reserved for issuance under the Incentive Plan.
Item 6.     [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to help the reader understand FF’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with FF’s Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K (this “Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to FF’s plans and strategy for FF’s business, includes forward-looking statements that involve risks and uncertainties. FF’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the section entitled “Risk Factors” above and “Cautionary Note Regarding Forward Looking Statements” below. The objective of this section is to provide investors an understanding of the financial drivers and levers in FF’s business and describe the financial performance of the business.
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
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section titled “Risk Factors” in Item 1A above. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” in Item 1A above may not be exhaustive.
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
With headquarters in Los Angeles, California, FF designs and engineers next-generation, intelligent, connected, electric vehicles. FF intends to manufacture vehicles at its production facility in Hanford, California, with additional future production capacity needs addressed through a contract manufacturing agreement with Myoung Shin Co., Ltd., an automotive manufacturer headquartered in South Korea. FF has additional engineering, sales, and operational capabilities in China and plans to develop its manufacturing capability in China through a joint venture or other arrangement.
Since its founding, FF has created major innovations in technology, products, and a user-centered business model. FF believes these innovations will enable FF to set new standards in luxury and performance that will redefine the future of intelligent mobility.
FF’s innovations in technology include its proprietary Variable Platform Architecture (“VPA”), propulsion system, and Internet Artificial Intelligence (“I.A.I.”) system. We believe the following combination of capabilities of FF’s products, technology, team, and business model distinguish FF from its competitors:
•FF has designed and developed a breakthrough mobility platform — its proprietary VPA.
•FF’s propulsion system provides a leading competitive edge in acceleration and range enabled by an industry-leading inverter design and propulsion system.
•FF’s advanced I.A.I. technology offers high-performance computing, high speed internet connectivity, Over the Air (“OTA”) updating, an open ecosystem for third party application integration, and a Level 3 autonomous driving-ready system, in addition to several other proprietary innovations that enable FF to build an advanced, highly-personalized user experience.
•Since inception, FF has developed a portfolio of intellectual property, established its proposed supply chain and assembled a global team of automotive and technology experts and innovators to achieve its goal of redefining the future of the automotive industry. As of March 31, 2022, FF has been granted more than 650 patents globally.
•FF’s B2C (business-to-customer) passenger vehicle launch pipeline over the next five years includes the FF 91 series, the FF 81 series, and the FF 71 series.
•FF intends to commercially launch the FF 91 in the third quarter of 2022. FF believes that the FF 91 will be the first ultra-luxury EV to offer a highly personalized, fully connected user experience for driver and passengers.
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
•FF plans to develop a Smart Last Mile Delivery (“SLMD”) vehicle to address the high-growth last mile delivery opportunity particularly in Europe, China and the U.S. FF’s modular VPA facilitates entry into the last mile delivery segment, allowing FF to expand its total addressable market and avenues of growth. FF plans to launch the FF SLMD vehicles in 2024.

FF has adopted a hybrid manufacturing strategy consisting of its refurbished manufacturing facility in Hanford, California as well as its collaboration with Myoung Shin Co., Ltd. FF has established a framework agreement to explore the possibility of additional manufacturing capacity in China through a joint venture. All passenger vehicles as well as the SLMD vehicle are expected to be available for sale in the U.S., China, and Europe.
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
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans, restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. For example, FF’s employees based in California have been subject to stay-at-home orders from state and local governments. While the stay-at-home orders were lifted on June 15, 2021, FF continues to operate under various return-to-work protocols and must continue to follow certain safety and COVID-19 protocols. These measures may adversely impact FF’s employees and operations, the operations of FF’s suppliers and business partners, and could negatively impact the construction schedule of FF’s manufacturing facility and the production schedule of the FF 91. In addition, various aspects of FF’s business and manufacturing facility cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and could adversely affect FF’s construction and manufacturing plans, sales and marketing activities, and business operations. The extent of the continuing impact of the COVID-19 pandemic on FF’s operational and financial performance is uncertain and will depend on many factors outside FF’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on the global economy, including FF’s supply chain, and on the demand for consumer products. Future measures taken by government authorities in response the COVID-19 pandemic could adversely affect FF’s construction and manufacturing plans, sales and marketing activities, and business operations.
In response to the pandemic, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the United States Small Business Administration (“SBA”). In 2020, Legacy FF received a Paycheck Protection Program (“PPP”) loan in the amount of $9,168. The Company was notified by East West Bank that a principal amount of $8,975 as well as accrued interest of $155 relating to the PPP Loan had been forgiven as of December 31, 2021. The Company paid the remaining principal and accrued interest of $195 in the aggregate in April 2022.
The COVID-19 vaccine is currently being administered. Any resurgence may slow down FF’s ability to ramp-up FF’s production program on time to satisfy investors and potential customers. Any delay to production will delay FF’s ability to launch the FF 91 and begin generating revenue. The COVID-19 pandemic could limit the ability of FF’s suppliers and business partners to perform, including third party suppliers’ ability to provide components and materials used in the FF 91. FF may also experience an increase in the cost of raw materials. FF does not anticipate any material impairments as a result of COVID-19; however, FF will continue to evaluate conditions on an ongoing basis. Even after the COVID-19 pandemic has subsided, FF may continue to experience an adverse impact to its business as a result of the global economic impact and any lasting effects on the global economy, including any recession that has occurred or may occur in the future. Refer to the section titled “Risk Factors” in Item 1A above for a full discussion of the risks associated with the COVID-19 pandemic.

Business Combination
On June 24, 2021, the registration statement on Form S-4 (File No. 333-255027), initially filed with the U.S. Securities and Exchange Commission (“SEC”) on April 5, 2021 (as amended, the “Registration Statement”), relating to the Business Combination was declared effective by the SEC, and (ii) PSAC established a record date of June 24, 2021 (the “Record Date”) and a meeting date of July 21, 2021 for its special meeting of stockholders (the “Special Meeting”), where the Business Combination was approved. For purposes of the discussions in this section related to conversion on the Closing Date of all issued and outstanding Legacy FF Ordinary Stock into shares of Common Stock of FF in accordance with the terms and conditions of the Merger Agreement and the settlement of liabilities in conjunction with the closing of the Business Combination, we refer to that parties’ right to receive Class A and Class B Common Stock.
Recent Developments
FF accomplished the following major milestones during 2021:
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
•Announced plans to increase its employee headcount significantly over the next 12 months following the Business Combination that closed in July 2021. Hiring has been focused on filling positions in the areas of manufacturing, engineering, supply chain, design, marketing, brand, sales, finance and accounting, and other areas, along with the potential of higher-level executive positions.
•Announced Eco-O2O Direct Sales Strategy.
•Hosted the first annual 919 Futurist Day co-creation festival at Headquarters in Los Angeles, CA. Hundreds of attendees representing FF users, partners, car enthusiasts as well as global FF employees and family members gathered to celebrate FF’s successes, products, technologies, people, innovation, and user-centric philosophy.
•Outlined major milestones on the path to production for manufacturing facility in Hanford, CA, and provided periodic milestone and other progress updates including videos and livestreams on various public media channels and the FF app.
•Received its final Certificate of Occupancy (“CO”) for a dedicated area for pre-production manufacturing at the facility in Hanford, California. The CO allowed FF to begin crucial construction activities, including the building of additional pre-production vehicles at the facility.
•Started foundation construction for all remaining production areas in the Hanford facility, including body, propulsion, warehouse and vehicle assembly. Interior foundation work in the production area is now essentially complete, and major mechanical systems, including electrical and plumbing, are being installed.

•Announced Phase I updates to the FF 91 Product and Technology Gen 2.0 Project. The project updates key features of the vehicle and includes upgrades in the major subsystems such as the e-motor, powertrain, ADAS, LIDAR, cameras, and displays.
•Announced program with Munro & Associates, which will serve as FF’s co-creation consultant and will assist with the production-readiness process of the FF 91 through comparative analysis and quality assessment.
•Held a Community Day and Job Fair at the Hanford Civic Auditorium on November 3, 2021, and November 10, 2021, respectively.
•Announced HSL Italia as Exterior Lighting Supplier. HSL Italia will work with the Company throughout the production process to ensure a premium and innovative exterior lighting display
Subsequent to December 31, 2021, FF accomplished the following major milestones:
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
•Received dealer and distributor license from the State of California facilitating direct sales in the State of California and online sales nationally.
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
•Announced 401 preorders as of March 31, 2022. Preorders are fully refundable, non-binding, paid deposits for the FF 91 Futurist Alliance Edition and/or the FF 91 Futurist vehicles available initially for sale to customers in the U.S. and China. FF 91 Futurist Alliance Edition preorders require a $5,000 deposit for customers in the U.S. and an CNY 50,000 deposit for customers in China. FF 91 Futurist preorders require a $1,500 deposit for customers in the U.S. and an CNY 20,000 deposit for customers in China.
•Marked Production Milestone #5 at FF’s Hanford, California manufacturing facility, with the start of installation of all mechanical, electrical and plumbing systems to support equipment installation.
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

•the removal of Mr. Jia as an executive officer, although continuing in his position as Chief Product & User Ecosystem Officer of the Company, and reporting directly to Ms. Swenson, receiving a 25% annual base salary reduction, and his role limited to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and Advanced R&D technology;

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
Components of FF’s Results of Operations
Key Factors Affecting Operating Results (in thousands)
FF’s performance and future success depend on several factors that present significant opportunities but also pose risks and challenges including those discussed below and in the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
Faraday Future Vehicle Launch
FF expects to derive revenue from the sale of the FF 91, which FF anticipates to launch during the third quarter of 2022. FF plans to manufacture the FF 91 in its own manufacturing facility in Hanford, California. The FF 81, FF 71, and SLMD electric vehicle models are in various stages of development and are planned to be released after the FF 91.
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

To date, FF has not yet sold any electric vehicles. As a result, FF will require substantial additional capital to develop products and fund operations for the foreseeable future. Until FF can generate sufficient revenue from product sales, FF will fund its ongoing operations through a combination of various funding and financing alternatives, including equipment leasing, construction financing of the Hanford, California manufacturing facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of manufacturing facilities will impact FF’s ability to generate revenue. For additional discussion of the substantial doubt about FF’s ability to continue as a going concern, see Note 2, Liquidity and Capital Resources and Going Concern in the notes to the Consolidated Financial Statements and for further details on liquidity, please see the “Liquidity and Capital Resources” section below.
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
Loss on Disposal of Property and Equipment
During the year ended December 31, 2021, the Company wrote off $64,191 relating to the abandonment of certain FF 91 program construction in progress assets, primarily vendor tooling, machinery and equipment, due to the redesign of the related FF 91 components and implementation of FF’s cost reduction program. Charges associated with disposals are recognized within operating expenses in the Consolidated Statements of Operations and Comprehensive Loss.
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

Interest Expense
Interest expense primarily consists of interest on outstanding notes payable, capital leases, certain supplier payables, and vendor payables in trust. Interest expense decreased relative to prior periods as the majority of notes payable and vendor payables in trust were either paid in cash or converted to equity upon completion of the Business Combination.
Related Party Interest Expense
Related party interest expense consists of interest expense on notes payable with related parties. Related party interest expense has decreased relative to prior periods, as the majority of related party notes payable were either paid in cash or converted to equity upon completion of the Business Combination.
Other Expense, net
Other expense, net consists of foreign currency transaction gains and losses and other expenses. Foreign currency transaction gains and losses are generated by revaluation of debt and the settlements of invoices denominated in currencies other than the functional currency. FF expects other expense to fluctuate as FF continues to transact internationally.
(Loss) Gain at Settlement of Related Party Notes Payable, Notes Payable, and Vendor Payables in Trust, Net
(Loss) gain at settlement of related party notes payable, notes payable, and vendor payables in trust, net consists of losses resulting from the settlement of related party notes payable, notes payable, and vendor payables in trust in connection with the Business Combination. Gain on extinguishment of related party notes payable, notes payable, and vendor payables in trust consists of gains resulting from extinguishment of related party notes payable and notes payable in connection with a debt modification that was accounted for as extinguishment for the year ended December 31, 2020. FF expects these amounts to decrease significantly following the completion of the Business Combination.
Results of Operations (amounts in thousands, except share and per share data)
To date, FF has not generated any revenue from the design, development, manufacturing, engineering, sale or distribution of its electric vehicles. Please refer to Part I, Item 1A. Risk Factors for a full discussion on the risks and uncertainties related to costs.
Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
Consolidated Statements of Operations
Operating expenses
Research and development	$174,935	$20,186
Sales and marketing	17,118	3,672
General and administrative	97,905	41,071
Loss on disposal of property and equipment	64,191	10
Total operating expenses	354,149	64,939

Loss from operations	(354,149)	(64,939)
Change in fair value measurements	(22,700)	(5,076)
Interest expense	(30,181)	(32,173)
Related party interest expense	(16,663)	(41,546)
Other expense, net	(5,668)	(5,455)
(Loss) gain at settlement of related party notes payable, notes payable, and vendor payables in trust, net	(86,904)	2,107
Loss before income taxes	(516,265)	(147,082)
Income tax provision	(240)	(3)
Net loss	$(516,505)	$(147,085)

Research and Development

	Year Ended December 31,		Change
	2021	2020	Amount	%
Research and development	$174,935	$20,186	$154,749	766.6%
The increase in research and development expense for the year ended December 31, 2021 was primarily due to an increase in engineering, design, and testing (“ED&T”) services expense of $51,950 as the Company re-engaged suppliers and made significant purchases for ED&T services to progress the development of the FF 91; an amount paid for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform owned by Liankong, a subsidiary of Geely Holding (“Geely Payment”) of $50,000; increase in personnel and compensation related expense of $31,067 and employee benefits of $2,885 due to increases in headcount, including the addition of key senior management personnel; increase in payroll expense of $7,914 related to bonuses for employees; increase in professional services expense of $4,585 due to increase in consulting services and increase in overhead cost allocations; and increase in information technology expense of $2,643 due to increases in business activities and headcount.
Sales and Marketing

	Year Ended December 31,		Change
	2021	2020	Amount	%
Sales and marketing	$17,118	$3,672	$13,446	366.2%
The increase in sales and marketing expense for the year ended December 31, 2021 was primarily due to an increase in personnel and compensation related expense of $5,950 and employee benefits of $728 due to increases in headcount, including the addition of key senior management personnel; increase in sales and marketing expense of $2,579 due to increased marketing efforts; increase in payroll expense of $2,256 related to bonuses for employees; increase in information technology expense of $662 due to increases in business activities and headcount; and increase in travel expenses of $320 due to increased travel in connection with the restart of the FF 91 program.
General and Administrative

	Year Ended December 31,		Change
	2021	2020	Amount	%
General and administrative	$97,905	$41,071	$56,834	138.4%
The increase in general and administrative expense for the year ended December 31, 2021 was primarily due to an increase in professional services expense of $10,850 due to an increase in spending for consulting services and the special committee investigation; increase in legal expense of $21,337 related to additional accruals for contingent legal liabilities; increase in payroll expense of $8,447 related to bonuses for employees; increase in personnel and compensation related expense of $5,507 and employee benefits of $1,484 due to increases in headcount, including the addition of key senior management personnel; increase in insurance expense of $3,591 due to the Company’s new directors and officers insurance policies; and an increase in information technology expense of $3,226 due to increases in business activities and headcount.
Loss on Disposal of Property and Equipment

	Year Ended December 31,		Change
	2021	2020	Amount	%
Loss on disposal of property and equipment	$64,191	$10	$64,181	NM
For the year ended December 31, 2021, the Company recorded a loss of $64,191 related to the abandonment of certain construction in progress FF 91 program assets, primarily vendor tooling, machinery, and equipment, due to the redesign of the related FF 91 components and implementation of FF’s cost reduction program.

Change in Fair Value Measurements

	Year Ended December 31,		Change
	2021	2020	Amount	%
Change in fair value measurements	$(22,700)	$(5,076)	$(17,624)	347.2%
The change in fair value measurements of $17,624 for the year ended December 31, 2021 was primarily due to $43,030 fair value measurement expense in the year ended December 31, 2021 from conversion premiums included in notes payable and related party notes payable borrowings, as well as changes related to the original issue discounts and the fair value of warrants issued on select borrowings. The increase in the fair value of the liabilities is primarily due to tightening of the credit spreads of the Company due to the increased probability of the close of the Business Combination. This increase in fair value was partially offset by decrease in fair value of the liabilities during the fourth quarter of 2021 as the yield increased due to an increase in the overall risk profile of the Company. During 2020, the Company experienced liquidity difficulties when compared to 2021, which delayed the execution of its strategic plans, causing the credit spread to widen which led to a decrease in the liability in that period. The fair value of The9 obligation reflected an expense of $1,735 in the year ended December 31, 2021 as compared to gain of $3,872 in the year ended December 31, 2020. These increases in expenses were partially reduced by a $20,265 gain as a result of adjusting the Company’s obligation to issue registered shares of Class A Common Stock in connection with services provided as part of the Business Combination and $1,800 gain from a decrease in the value of the Private Warrants during the year ended December 31, 2021.
Interest Expense

	Year Ended December 31,		Change
	2021	2020	Amount	%
Interest expense	$(30,181)	$(32,173)	$1,992	(6.2)%
The decrease in interest expense for the year ended December 31, 2021 was primarily due to the Company’s settlement of $85,202 principal of notes payable upon Closing of the Business Combination with no further interest accrued on those notes payable from July 21, 2021 to December 31, 2021.
Related Party Interest Expense

	Year Ended December 31,		Change
	2021	2020	Amount	%
Related party interest expense	$(16,663)	$(41,546)	$24,883	(59.9%)
The decrease in related party interest expense for the year ended December 31, 2021 as compared to 2020 was primarily due to certain related party notes payable ceasing to accrue interest on May 13, 2021 as related party notes payable of $90,869 and related party accrued interest of $43,490 converted to shares of Legacy FF; and the Company’s settlement of $91,420 principal of related party notes payable upon closing of the Business Combination in July 2021. No further interest accrued on those settled related party notes payable from July 21, 2021 to December 31, 2021.
Other Expense, net

	Year Ended December 31,		Change
	2021	2020	Amount	%
Other expense, net	$(5,668)	$(5,455)	$(213)	3.9%
The increase in other expense, net for the year ended December 31, 2021 as compared to 2020 was primarily due to increase in write off of non-customer related note receivables of $2,055 and late fees and penalties of $1,918, partially offset by an increase in foreign exchange gain of $3,634 related to a note payable held in Chinese Renminbi (CNY) that is remeasured at the end of each period and property and other taxes of $180.

(Loss) Gain at Settlement of Related Party Notes Payable, Notes Payable, and Vendor Payables in Trust, Net

	Year Ended December 31,		Change
	2021	2020	Amount	%
(Loss) gain at settlement of related party notes payable, notes payable and vendor payables in trust, net	$(86,904)	$2,107	$(89,011)	NM
The loss at settlement of related party notes payable, notes payable, and vendor payables in trust, net for the year ended December 31, 2021 was due to the settlement of certain related party notes payable, notes payable, and vendor payables in trust with the commitment to issue of 24,464,889 shares of Class A Common Stock at the Closing of the Business Combination at a price below the fair value on the date of settlement. This expense was partially offset by forgiveness of the Company’s Payroll Protection Loan principal of $8,975 and accrued interest of $155.
Liquidity and Capital Resources (in thousands)
As described in the “Overview” section of this MD&A, the COVID-19 pandemic impacted FF’s ability to raise funds and may have a material adverse impact on future periods as FF prepares to bring its vehicles to market, including its cash flows from financing activities, which fund its operations. The extent of COVID-19’s impact on FF’s liquidity will depend upon, among other things, the duration and severity of the outbreak or subsequent outbreaks and related government responses such as required physical distancing, restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, all of which are uncertain and difficult to predict. Refer to Part I, Item 1A. Risk Factors for a full discussion of the risks associated with the COVID-19 pandemic.
As of December 31, 2021, the Company’s principal sources of liquidity was cash totaling $505,091, which was held for working capital and general corporate purposes.
The Company’s business plan contemplates that it will launch the FF 91 for delivery to customers beginning in Q3 2022, with testing, validation, and certification complete in Q3 2022.
The Company has evaluated whether there are certain conditions and events, when considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements were issued. Based on its recurring losses from operations since inception and continued cash outflows from operating activities, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these Consolidated Financial Statements were issued.
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $2,907,644 as of December 31, 2021. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $990,983, which it used to pay $84,278 in transaction costs and $139,557 to settle certain liabilities. The Company expects to use the remaining net proceeds of $767,148 from the Business Combination, as well as $172,031 in net proceeds received from the issuance of notes payable during 2021, to finance the ongoing operations of the business.
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
The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials and potential impact of the COVID-19 pandemic. Refer to Part I, Item 1A. Risk Factors for a full discussion of the risks associated with the COVID-19 pandemic. The Company’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties. The Company expects to continue to generate significant operating losses for the foreseeable future. The plans are dependent on the Company being able to continue to raise significant amounts of capital through the issuance of additional notes payable and equity securities.
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
Financing activities during the year ended December 31, 2021, include the proceeds from the PIPE Financing of $761,400 and proceeds from the Business Combination of $229,583. The Company used those proceeds to pay $84,278 in transaction costs and $139,557 to settle certain liabilities. The Company expects to use the remaining net proceeds of $767,148 from the Business Combination, as well as $172,031 in net proceeds received from the issuance of notes payable during 2021, to finance the ongoing operations of the business. As of December 31, 2021, the Company had $505,091 of unrestricted cash. For additional discussion around financing transactions, see Note 3, Business Combination, and Note 10, Notes Payable, of the notes to the Consolidated Financial Statements.

Significant Related Party Notes Payable and Notes Payable Facilities
The Company has been significantly funded by notes payable from related parties and third-parties. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by the Company’s founder and former CEO.
The following tables summarize the outstanding related party notes payable and notes payable as well as the related schedules of maturities of the related party notes payable and notes payable. See Note 9, Related Party Notes Payable, and Note 10, Notes Payable, in FF’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion about the related party notes payable and notes payable.
Related party notes payable consists of the following as of December 31, 2021 and 2020:

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Net Carrying Value at 12/31/21
Related party notes - China	Due on Demand	18.00%	$9,411	$9,411
Related party notes - China various other	Due on Demand	0.00%	4,244	4,244
Total related party notes payable			$13,655	$13,655

	December 31, 2020
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	0% Coupon Discount	Loss (Gain) on Extinguishment	Net Carrying Value at 12/31/2020
Related party note	June 30, 2021	12.00%	$240,543	$—	$(861)	$204	$239,886
Related party note	Due on Demand	15.00%*	10,000	—	—	—	10,000
Related party notes – NPA tranche	October 6, 2021	10.00%	27,593	5,356	—	—	32,949
Related party notes – China	Due on Demand	18.00%*	9,196	—	—	—	9,196
Related party notes – China various other	Due on Demand	0% coupon, 10.00% imputed	6,548	—	(190)	(22)	6,336
Related party notes – China various other	Due on Demand	8.99%	1,410	—	—	(3)	1,407
Related party notes – Other	Due on Demand	0.00%	424	—	—	—	424
Related party notes – Other	June 30, 2021	6.99%	4,160	—	—	(50)	4,110
Related party notes – Other	June 30, 2021	8.00%	6,452	—	—	(35)	6,417
Related party notes – Other	June 30, 2021	1.52%,8.99%, 8.00%,2.86%	8,440	—	—	(137)	8,303
Related party notes – Other	Due on Demand, June 30, 2021	8.99%, 6.99%	1,760	—	—	(11)	1,749
Related party notes payable(10)	June 30, 2021	8.00%	11,635	—	—	(57)	11,578
Total related party notes payable			$328,161	$5,356	$(1,051)	$(111)	$332,355
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of related party notes payable as of December 31, 2021 were as follows:

Years ended December 31,
Due on demand	$13,655

Notes payable consists of the following as of December 31, 2021 and 2020:

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value
March 1, 2021 Notes	March 1, 2022	14.00%	$55,000	$7,692	$(5,997)	$56,695
August 26, 2021 Notes	March 1, 2022	14.00%	30,000	1,011	(87)	30,924
June 9, 2021 Note 1 and Note 2	December 9, 2022	—%	40,000	8,503	(9,522)	38,981
August 10, 2021 Optional Notes	February 10, 2023	15.00%	33,917	12,283	(11,518)	34,682
Notes payable - China various other	Due on demand	—%	5,458	—	—	5,458
Notes payable	April 17, 2022	1.00%	193	—	—	193
Auto loans	Various	Various	121	—	—	121
Total notes payable			$164,689	$29,489	$(27,124)	$167,054

	December 31, 2020
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	Loss (Gain) on Extinguish-ment	Net Carrying Value
Note payable	Contingent	12.00%	$57,293	$—	$—	$57,293
Notes payable – NPA tranche	October 6, 2021	10.00%	17,637	3,422	—	21,059
Notes payable	June 30, 2021	12.00%	19,100	—	—	19,100
Notes payable – China various other	Due on Demand	9.00%	3,677	—	(18)	3,659
Notes payable – China various other	Various Dates 2021	6.00%	4,869	—	(62)	4,807
Notes payable – China various other	Due on Demand	—%	4,597	—	—	4,597
Notes payable	March 9, 2021	—%	15,000	2,712	—	17,712
Notes payable	October 6, 2021	12.75%	15,000	5,972	—	20,972
Notes payable	April 17, 2022	1.00%	9,168	—	—	9,168
Total notes payable			$146,341	$12,106	$(80)	$158,367
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of December 31, 2021 are as follows:

Years ended December 31,
2022	130,772
2023	33,917
$164,689
Cash Flow Analysis
Presented below is a summary of FF’s cash flows for the periods indicated:

	For the Year Ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in)
Operating activities	$(339,765)	$(41,165)
Investing activities	(95,681)	2,993
Financing activities	966,569	36,831
Effect of exchange rate changes on cash and restricted cash	(2,473)	(186)

Operating Activities
FF continues to experience negative cash flows from operations as FF designs and develops its vehicles and builds its infrastructure both in the United States and China. FF’s cash flows from operating activities are significantly affected by FF’s cash investments to support the growth of FF’s business in areas such as research and development associated with FF’s electric vehicles, corporate planning, and general and administrative functions. FF’s operating cash flows are also affected by its working capital needs to support growth and fluctuations in personnel related expenditures, accounts payable, accrued interest, other current liabilities, deposits, and other current assets.
Net cash used in operating activities was $339,765 and $41,165 for the years ended December 31, 2021 and 2020, respectively.
The largest components of FF’s cash used by operating activities during the year ended December 31, 2021 were $89,646 for wages and compensation related expenses; $50,000 for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform, the Geely License, owned by Liankong, a subsidiary of Geely Holding; $28,356 for professional services and for prepayment of software hosting costs. Other movements were related to changes in working capital.
Net cash used by operating activities was $41,165 for the year ended December 31, 2020. The largest component of FF’s cash used during the year was $38,785 for wages, compensation related expenses and professional services. Cash outflows of $3,137 was related to interest paid to lenders. Other movements were related to changes in working capital.
Investing Activities
Net cash (used in) provided by investing activities was ($95,681) and $2,993 for the year ended December 31, 2021 and 2020, respectively. Cash used for investing activities for the year ended December 31, 2021, include $95,681 for the acquisition of property and equipment.
Net cash provided by investing activities for the year ended December 31, 2020, consists of $3,600 in proceeds from notes receivable, offset by $607 in payments for the acquisition of property and equipment.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 and 2020 was $966,569 and 36,831, respectively.
Cash provided from financing activities during the year ended December 31, 2021 primarily consists of $229,583 in cash proceeds from the issuance of Class A Common Stock, net of $206 redemptions of as a result of the Business Combination, $761,400 in cash proceeds from the PIPE Financing, $172,031 in proceeds from the issuance of notes payable net of original issuance discounts, and $10,587 from the exercise of stock options. These were partially offset by cash payments of $61,130 for PIPE Financing transaction costs, $48,210 for settling notes payable and accrued interest, $38,217 for settling related party notes payable and accrued interest, $27,722 for settling vendor payables in trust, $23,148 for Business Combination transaction costs, $3,355 for debt transaction costs, and $3,212 for capital lease obligations.
Net cash provided by financing activities during the year ended December 31, 2020, primarily consists of proceeds from the issuance of notes payable of $40,595 and proceeds from issuance of related party notes payable of $10,556. These proceeds were partially offset by payments of vendor payables in trust of $4,500, payments for notes payable obligations of $3,621, payments of notes payable issuance costs of $4,562, and payments of capital leases obligations of $1,926.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The exchange rates effect on Cash and Restricted Cash was negative for the years ended December 31, 2021 and 2020. The effects of exchange rate changes on cash and restricted cash result from fluctuations on the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Yuan. Fluctuations in exchange rates against the U.S. dollar may positively or negatively affect FF’s operating results. The effect of exchange rate change was an unfavorable $2,473 and $186 for the years ended December 31, 2021 and 2020, respectively.

Contractual Obligations and Commitments
The following table sets forth, as of December 31, 2021, certain significant cash obligations that will affect FF’s future liquidity:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
			(in thousands)

Operating lease obligations(1)	$14,648	$2,384	$5,470	$5,803	$991
Capital lease obligations(1)	11,993	2,574	3,923	3,632	1,864
Related party notes payable(2)	13,655	13,655	—	—	—
Related party accrued interest(4)	11,231	11,231	—	—	—
Notes payable(3)	164,689	130,772	33,917	—	—
Accrued interest(4)	8,263	8,263	—	—	—
Palantir license(5)	41,667	2,667	19,500	19,500	—
Total contractual obligations	$266,146	$171,546	$62,810	$28,935	$2,855
_____________
(1)The Company has several noncancellable operating leases, primarily for office space, with various expiration dates through April 2027. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. The Company has three capital leases, one in Hanford, California for its main production facility, and two equipment leases.
(2)Related party notes payable include multiple due on demand notes to related party lenders. Interest rates range from 0% – 18%.
(3)Notes payable includes multiple term notes to third-party lenders. Interest rates range from 0% – 15%.
(4)Accrued interest related to the actual amount accrued as of December 31, 2021 related to notes payable.
(5)In July 2021, the Company and Palantir Technologies Inc. (“Palantir”), entered into a master subscription agreement that sets forth the terms of the Palantir Foundry platform hosting arrangement.
In February 2022, the Company signed a Retail Lease Agreement with B. H. Triangle Associates, L.P., a California limited partnership (“Landlord”) for an approximately 13,000 square feet property in Beverly Hills, California for its first flagship store. The lease will commence on the earlier of the substantial completion of the Company’s leasehold improvements and June 1, 2022, and will continue for a period of 126 months thereafter. According to the agreement, rent fees will escalate over the lease term, starting from $1,534 during the first 12 months of the lease and increasing by 3% each 12 months thereafter.
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
Off-Balance Sheet Arrangements
The Company did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, the Company did not have any off-balance sheet arrangements as of December 31, 2021 and 2020.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities, and the reported amounts of expenses during the reporting period. Management has based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by FF’s management. Accounting estimates and assumptions are evaluated on an ongoing basis. To the extent that there are material differences between these estimates and actual results, future financial statement presentation, financial condition, results of operations, and cash flows will be affected. Given the global economic climate and unpredictable nature and unknown duration of the COVID-19 pandemic, estimates are subject to additional volatility. Actual results may differ materially from those estimates.
For a description of FF’s significant accounting policies, see Note 1, Nature of Business and Organization, and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Consolidated Financial Statements. Management believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of FF’s Consolidated Financial Statements.

Description	Judgements and Uncertainties	Effect if Actual Results Differ from Assumptions
Stock-Based Compensation
The Company’s stock-based compensation awards consist of options granted to employees, directors and non-employees for the purchase of common stock. The Company recognizes stock-based compensation expense in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards based on the grant date fair values of the awards.
The Company estimates the fair value of stock options using the Black-Scholes option pricing model. For options with service conditions, the value of the award is recognized as expense over the requisite service period on a straight-line basis. For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable.

Fair value of common stock — Prior to the close of the Business Combination, there was no public market for Legacy FF’s Class A Ordinary Stock. Therefore, Legacy FF’s Board of Directors determined the fair value of Legacy FF’s Class A Ordinary Stock at the time of the grant of stock options by considering a number of objective and subjective factors. The fair value of the stock was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants titled, “Valuation of Privately Held Company Equity Securities Issued as Compensation”. Legacy FF’s Board of Directors granted stock options with exercise prices equal to the fair value of Legacy FF’s Class A Ordinary Stock on the date of grant. After the close of the Business Combination, the closing price of FF’s Class A Common Stock on the NASDAQ as reported will be used.

FF estimates the fair value of stock options using the Black-Scholes option-pricing model. Determining the fair value of stock-based compensation awards under this model requires highly subjective assumptions, including the fair value of the underlying common share (when there is no public market for the share), the risk-free interest rate, the expected term of the award, the expected volatility of the price of FF’s common shares, and the expected dividend yield of FF’s common share.

Expected term — The estimate of the expected term of awards was determined in accordance with the simplified method, which estimates the term based on an averaging of the vesting period and contractual term of the option grant for employee awards and the contractual term of the stock option award agreement for non-employees.
Expected volatility — The Company determines the expected volatility based on the historical average volatilities of publicly traded industry peers. FF intends to continue to consistently apply this methodology using the same or similar public companies until a sufficient amount of historical information regarding the volatility of FF’s own Class A Common Stock price becomes available, unless circumstances change such that the identified companies are no longer similar to FF, in which case more suitable companies whose stock prices are publicly available would be utilized in the calculation.
Risk-free interest rate — The risk-free interest rate used to value awards is based on the United States Treasury yield in effect at the time of grant for a period consistent with the expected term of the award.
Dividend yield — The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends for the foreseeable future.
Forfeiture rate — Stock-based compensation expense is reduced for forfeitures, which the Company estimates based on an analysis of actual forfeitures. The Company will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Changes in the estimated forfeiture rate can have a significant impact on the Company’s stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the estimated forfeiture rate is changed.

These estimates involve inherent uncertainties and the application of management’s judgment. If FF had made different assumptions, FF’s stock-based compensation expense and its net loss could have been materially different.

An increase in risk-free interest rate will reduce the estimated fair value of a stock option grant, while decrease in these factors will have an opposite effect.

Likewise, a decrease in volatility and expected term will decrease the estimated fair value of a stock option grant, while an increase in these factors will have an opposite effect.

The Company does not expect to change the dividend yield assumption in the near future.

Description	Judgements and Uncertainties	Effect if Actual Results Differ from Assumptions
Fair Value of Ordinary Shares
Prior to the Business Combination, FF was required to estimate the fair value of the ordinary shares underlying FF’s stock-based awards. The fair value of the ordinary shares underlying FF’s stock-based awards had been determined in each case by FF’s Board of Directors, with input from management and contemporaneous third-party valuation expert. FF believes that its Board of Directors has the relevant experience and expertise to determine the fair value of FF’s ordinary shares. FF’s Board of Directors intends all stock options granted to be exercisable at a price per share not less than the fair value per share of the ordinary share underlying those stock options on the date of grant.
In the absence of a public market for FF’s ordinary shares, the valuation of FF’s ordinary shares had been determined using a hybrid method, which incorporated a scenario-based method and an option pricing method. The valuation was performed in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.

FF considered various objective and subjective factors to determine the fair value of FF’s ordinary shares as of each grant date, including:
•Contemporaneous valuations performed by unrelated third-party experts;
•The progress of FF’s research and development;
•FF’s stage of development and commercialization and FF’s business strategy;
•Industry information, such as external market conditions affecting the electric car industry and trends within the electric car industry;
•Lack of marketability of FF’s ordinary shares;
•Likelihood of achieving a liquidity event, such as an initial public offering, SPAC merger, or strategic sale given prevailing market conditions and the nature and history of FF’s business;
•Prices, privileges, powers, preferences, and rights of our convertible preferred stock relative to those of FF’s ordinary shares;
•Forecasted cash flow projections for FF’s business;
•Illiquidity of stock-based awards involving securities in a private company; and
•Macroeconomic conditions.
The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. The probability of a liquidity event and the derived discount rate are significant assumptions used to estimate the fair value of FF’s ordinary shares. If FF had used different assumptions or estimates, the fair value of FF’s ordinary shares and FF’s stock-based compensation expense could have been materially different.

During 2020 and 2021 (prior to the Closing of the Business Combination), FF’s estimated fair value of its Class A Ordinary Shares remained relatively consistent, fluctuating between $2.449 per share as of March 31, 2020 (“March 2020 valuation”) and $2.767 per share as of January 20, 2021 (“January 2021 valuation”). As of April 20, 2021, FF’s estimated fair value of its Class A Ordinary Shares was $7.948 (“April 2021 valuation”).
In order to estimate the fair value of FF’s Class A Ordinary Stock, FF utilized more than one valuation approach. The March 2020 valuation was completed prior to the contemplation of the Business Combination. As such, income and market approaches were utilized in estimating the fair value. The January 2021 valuation and April 2021 valuation used a Hybrid Method, applying a probability-weighted expected return method (“PWERM”) to weight the indicated equity value determined under the option pricing model, income, and market approaches for the scenario in which the Business Combination does not close, and the equity value implied by the planned Business Combination.
During 2020, FF experienced financial hardship and was unable to satisfy its liabilities, including payables in vendor trust, notes payable, and related party notes payable. Further, given these financial hardships, FF was unable to successfully achieve its strategic plans, including completing its manufacturing facility in Hanford or generating revenues from the sale of FF 91. Please refer to Key Factors Affecting Operating Results and Liquidity and Capital Resources and Going Concern within FF’s Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details on FF’s operations, capital resources, and going concern.
The increase in value between the January 2021 valuation and the April 20, 2021 was due to FF’s progress towards the Business Combination. During the latter half of 2020, FF started contemplating a SPAC merger and began taking the necessary steps to prepare for the Business Combination with PSAC. The necessary steps undertaken to prepare for the Business Combination included meeting with PSAC and investment bankers, discussing timing expectations, and negotiating the preliminary letter of intent between PSAC and FF. As FF’s ongoing negotiations related to the Business Combination reflected an increased likelihood of a near-term exit transaction and/or liquidity event, the valuation of FF’s equity as of the January 2021 valuation and April 2021 valuation took into consideration the indicated equity value implied by the negotiations as well as the uncertainty inherent in the future key milestones including execution of the Merger Agreement and PSAC’s shareholder vote.

Description	Judgements and Uncertainties	Effect if Actual Results Differ from Assumptions
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
FF has elected the fair value option for certain related party notes payable and notes payable with embedded derivatives. The fair value of certain related party notes payable and notes payable was determined using a yield method, probability weighted for the likelihood of a liquidity event prior to maturity that would result in the conversion of the notes payable into ordinary shares. The probability of a liquidity event and the derived discount rate are assumptions used to estimate the fair value of FF’s notes payable carried at fair value. For further discussion see Note 8, Fair Value of Financial Instruments in the Notes to Consolidated Financial Statements.

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
Valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Level 1 valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities, or funds.
Valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 instruments typically include U.S. government and agency debt securities, and corporate obligations. Level 2 valuations are usually obtained through market data of the investment itself as well as market transactions involving comparable assets, liabilities or funds.
Valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Certain of the related party notes payable and notes payable contain embedded liquidation premiums with conversion rights that represent embedded derivatives whose value is directly related to the fair value of the Company’s common stock. As the value of Company’s common stock increases, the value of these related party notes payable and notes payable increases, and as the value of Company’s common stock decreases, the value of these related party notes payable and notes payable decrease.

Description	Judgements and Uncertainties	Effect if Actual Results Differ from Assumptions
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
FF recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in FF’s Consolidated Financial Statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized. FF recognizes interest and penalties accrued with respect to uncertain tax positions, if any, in its provision for income taxes in the Consolidated Statements of Operations and Comprehensive Loss.

The Company has recognized a full valuation allowance as of December 31, 2021 and 2020 since, in the judgment of management given the Company’s history of losses, the realization of these assets was not considered more likely than not. The valuation allowance was $256,413 and $148,546 as of December 31, 2021 and 2020, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary timing differences become deductible.

Recent Accounting Pronouncements
See Note 1 in the sections titled Recently adopted accounting pronouncements and Recently issued accounting pronouncements not yet adopted as referred to in FF’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion about accounting pronouncements recently adopted and recently issued, but not yet adopted.
Quantitative and Qualitative Disclosures about Market Risk
FF is exposed to market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact FF’s financial position due to adverse changes in financial market prices and rates. FF’s market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
FF did not have any related party notes payable or notes payable outstanding in which fluctuations in the interest rates would affect FF as of December 31, 2021 and 2020. FF’s related party notes payable and notes payable are fixed rate instruments and are not subject to fluctuations in interest rates. FF did not enter into investments for trading for speculative purposes. FF has not been exposed, nor anticipates being exposed to material risk due to changes in interest rates on existing related party notes payable and notes payable.
As of December 31, 2021 and 2020, FF had cash and restricted cash of $530,477 and $1,827, respectively.
Foreign Currency Exchange Risk
FF’s reporting currency is the U.S. dollar, and the functional currency of each of FF’s subsidiaries is either its local currency or the U.S. dollar, depending on the circumstances. The assets and liabilities of each of FF’s subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date and operations accounts are translated using the average exchange rate for the relevant period. Decreases in the relative value of the U.S. Dollar to other currencies may negatively affect operating results as expressed in U.S. Dollars. Foreign currency translation adjustments are accounted for as a component of accumulated other comprehensive loss within stockholders’ (equity) deficit. Gains or losses due to transactions in foreign currencies are reflected in the consolidated statements of operations and comprehensive loss under the line item “Other expense, net.” FF has not engaged in the hedging of foreign currency transactions to date, although FF may choose to do so in the future. FF does not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
Credit Risk
Financial instruments that potentially subject FF to credit risk consist of cash and restricted cash, notes receivable and deposits. FF maintains its cash with major financial institutions. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits ($250 per depositor per institution) and China Deposit Insurance Regulations limits (CNY 500 per depositor per institution). FF believes the financial institutions that hold FF’s cash and restricted cash are financially sound and, accordingly, minimal credit risk exists with respect to cash. The notes receivable balance relates to a third party note which is subject to credit risk. However, credit risk on the note is minimized by the borrower also being a lender to FF and the amount due to the lender from FF is greater than the note receivable balance. FF pays vendor deposits for tooling and equipment which are subject to credit risk. Historically, FF has written off any deposits which are determined to be unrecoverable and continues to monitor credit risk related to deposits.
Supply Risk
FF is dependent on a large number of suppliers, the majority of which are single source suppliers, and the inability of these suppliers to deliver specified components in a timely manner at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage the purchase and delivery of these components from these suppliers, could have a material adverse effect on our business, prospects, financial condition and operating results.
FF currently has one manufacturing location, which is under construction, and a contract manufacturing agreement in South Korea, while producing production-intent models in a portion of the facility which has been made operational. While we are currently purchasing and receiving components from our suppliers for these pre-production vehicles, our ability to achieve production of salable cars depends, among other things, on the readiness and solvency of our suppliers and vendors, and FF, to manage through challenges resulting from the COVID-19 pandemic and related supply chain and production difficulties.
Internal Control Over Financial Reporting
FF management identified material weaknesses in FF’s internal control over financial reporting. The material weaknesses in FF’s internal control over financial reporting remained unremediated as of the year ended December 31, 2021. See the section titled “Risk Factors — FF identified material weaknesses in its internal control over financial reporting. If FF is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect FF’s business and share price.”
Segment Information
FF has determined that FF operates as one reportable segment, which is the design, development, manufacturing, engineering and sale and distribution of electric vehicles and related products in the global market.
Emerging Growth Company Status
In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. FF has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, FF will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of FF’s financial statements to those of other public companies more difficult.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Pursuant to Item 305(e) of Regulation S-K , FF is not required to provide the information required by this Item as it is a “smaller reporting company.”.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Faraday Future Intelligent Electric Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Faraday Future Intelligent Electric Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
May 13, 2022

We have served as the Company’s auditor since 2018.

Faraday Future Intelligent Electric Inc.
Consolidated Balance Sheets
December 31, 2021 and 2020
(in thousands, except share and per share data)

	2021	2020
Assets
Current assets
Cash	$505,091	$1,124
Restricted cash	25,386	703
Deposits	63,370	6,412
Other current assets	13,410	6,200
Total current assets	607,257	14,439
Property and equipment, net	293,135	293,933
Other non-current assets	7,040	8,010
Total assets	$907,432	$316,382
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$37,773	$86,601
Accrued expenses and other current liabilities	90,512	52,382
Related party accrued interest	11,231	82,260
Accrued interest	8,263	36,030
Related party notes payable	13,655	332,355
Notes payable, current portion	132,372	149,199
Vendor payables in trust	—	110,224
Total current liabilities	293,806	849,051
Capital leases, less current portion	7,570	36,501
Other liabilities, less current portion	3,720	1,000
Notes payable, less current portion	34,682	9,168
Total liabilities	339,778	895,720
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit)
Class A Common Stock, $0.0001 par value; 750,000,000 shares authorized; 168,693,323 and 93,099,596 shares issued and outstanding as of December 31, 2021 and 2020, respectively	17	9
Class B Common Stock, $0.0001 par value; 75,000,000 shares authorized as of December 31, 2021 and 2020; no shares and 64,000,588 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	6
Additional paid-in capital	3,482,226	1,817,760
Accumulated other comprehensive loss	(6,945)	(5,974)
Accumulated deficit	(2,907,644)	(2,391,139)
Total stockholders’ equity (deficit)	567,654	(579,338)
Total liabilities and stockholders’ equity (deficit)	$907,432	$316,382
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2021 and 2020
(in thousands, except share and per share data)

	2021	2020
Operating expenses
Research and development	$174,935	$20,186
Sales and marketing	17,118	3,672
General and administrative	97,905	41,071
Loss on disposal of property and equipment	64,191	10
Total operating expenses	354,149	64,939

Loss from operations	(354,149)	(64,939)
Change in fair value measurements	(22,700)	(5,076)
Interest expense	(30,181)	(32,173)
Related party interest expense	(16,663)	(41,546)
Other expense, net	(5,668)	(5,455)
(Loss) gain at settlement of related party notes payable, notes payable, and vendor payables in trust, net	(86,904)	2,107
Loss before income taxes	(516,265)	(147,082)
Income tax provision	(240)	(3)
Net loss	$(516,505)	$(147,085)

Per share information (Note 16):
Net loss per Common Stock – Class A and Class B – basic and diluted	$(2.21)	$(0.94)
Weighted average Common Stock outstanding – Class A and Class B – basic and diluted	233,390,675	157,063,103

Total comprehensive loss
Net loss	$(516,505)	$(147,085)
Change in foreign currency translation adjustment	(971)	(2,690)
Total comprehensive loss	$(517,476)	$(149,775)
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2021 and 2020
(in thousands, except share data)

	Convertible Preferred Stock				Ordinary Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Redeemable Preference		Class B		Class A		Class A		Class B
	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount	Shares(1)	Amount
Balance as of December 31, 2019, as previously reported	470,588,235	$724,823	600,000,000	$924,149	40,879,124	$—	—	$—	—	$—	$158,704	$(3,284)	$(2,244,054)	$(2,088,634)
Retroactive application of recapitalization (Note 3)	(470,588,235)	(724,823)	(600,000,000)	(924,149)	(40,879,124)	—	72,269,976	7	84,780,000	8	1,648,957	—	—	1,648,972
Balance as of December 31, 2019, effect of reverse recapitalization	—	—	—	—	—	—	72,269,976	7	84,780,000	8	1,807,661	(3,284)	(2,244,054)	(439,662)
Conversion of Class B Common Stock into Class A Common Stock (see Note 13)	—	—	—	—	—	—	20,779,412	2	(20,779,412)	(2)	—	—	—	—
Stock-based compensation	—	—	—	—			—	—	—	—	9,505	—	—	9,505
Exercise of stock options	—	—	—	—			54,259	—	—	—	115	—	—	115
Issuance of warrants	—	—	—	—	—	—	—	—	—	—	490	—	—	490
Purchase of common stock	—	—	—	—	—	—	(4,051)	—	—	—	(11)	—	—	(11)
Foreign currency translation	—	—	—	—			—	—	—	—	—	(2,690)	—	(2,690)
Net loss	—	—	—	—			—	—	—	—	—	—	(147,085)	(147,085)
Balance as of December 31, 2020, as recast	—	$—	—	$—	—	$—	93,099,596	$9	64,000,588	$6	$1,817,760	$(5,974)	$(2,391,139)	$(579,338)
(1)The shares of the Company’s common stock prior to the Business Combination (as defined in Note 1) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination as described in Note 3.
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2021 and 2020
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Class A		Class B
	Shares(1)	Amount	Shares(1)	Amount
Balance as of December 31, 2020, as recast	93,099,596	$9	64,000,588	$6	$1,817,760	$(5,974)	$(2,391,139)	$(579,338)
Conversion of The9 Conditional Obligation	423,053	—	—	—	2,863	—	—	2,863
Conversion of related party notes payable into Class A Common Stock (Note 9)	22,454,776	2	—	—	294,794	—	—	294,796
Conversion of notes payable into Class A Common Stock (Note 10)	7,688,153	1	—	—	98,374	—	—	98,375
Issuance of Class A Common Stock in the Business Combination, net of transaction costs (Note 3)	27,798,411	3	—	—	170,111	—	—	170,114
Conversion of assumed PSAC convertible and promissory notes payable into Class A Common Stock (Note 9)	80,000	—	—	—	790	—	—	790
Conversion of liabilities into Class A Common Stock in the Business Combination (Note 3)	22,586,392	3	—	—	311,795	—	—	311,798
Conversion of liabilities into the commitment to issue Class A Common Stock in the Business Combination (Note 3)	—	—	—	—	25,877	—	—	25,877
Legacy FF Ordinary Stock exchanged in the Business Combination for a commitment to issue Class A and Class B Common Stock (Note 3)	(87,273,528)	(9)	(64,000,588)	(6)	15	—	—	—
Issuance of Class A Common Stock in the PIPE Financing, net of transaction costs (Note 3)	76,140,000	8	—	—	692,397	—	—	692,405
Settlement of lawsuit with issuance of vested stock options (Note 12)	—	—	—	—	8,459	—	—	8,459
Settlement of accrued rent with issuance of vested stock options	—	—	—	—	951	—	—	951
Vesting of restricted stock award for employee bonus	1,350,970	—	—	—	18,617	—	—	18,617
Stock-based compensation	—	—	—	—	11,345	—	—	11,345
Exercise of stock options	4,388,596	—	—	—	10,587	—	—	10,587
Settlement of receivables through receipt of Class A Common Stock	(43,096)	—	—	—	(105)	—	—	(105)
Issuance of warrants	—	—	—	—	17,596	—	—	17,596
Foreign currency translation	—	—	—	—	—	(971)	—	(971)
Net loss	—	—	—	—	—	—	(516,505)	(516,505)
Balance as of December 31, 2021	168,693,323	$17	—	$—	$3,482,226	$(6,945)	$(2,907,644)	$567,654
(1)The shares of the Company’s common stock prior to the Business Combination (as defined in Note 1) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination as described in Note 3.
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2021 and 2020
(in thousands)

	2021	2020
Cash flows from operating activities
Net loss	$(516,505)	$(147,085)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	8,158	3,517
Stock-based compensation	11,345	9,505
Vesting of restricted stock awards for employee bonus	18,617	—
Loss on disposal of property and equipment	64,191	10
Change in fair value measurements	22,700	5,076
Loss upon cancellation of a lease	—	206
(Gain) loss on foreign exchange	(845)	4,108
Gain on forgiveness of accounts payable and loss on write-off of vendor deposits, net	(7,005)	—
Non-cash interest expense	41,014	66,020
Loss (gain) at settlement of related party notes payable, notes payable, and vendor payables in trust, net	86,904	(2,107)
Gain on forgiveness of vendor payables in trust	(1,731)	—
Reserve for unrecoverable value added taxes	6,404	—
Other	842	—
Changes in operating assets and liabilities
Deposits	(48,503)	—
Other current and non-current assets	(21,717)	(3,347)
Accounts payable	(36,625)	11,500
Accrued expenses and other current liabilities	31,824	11,606
Transfers between vendor payables in trust and accounts payable	1,167	(174)
Net cash used in operating activities	(339,765)	(41,165)
Cash flows from investing activities
Payments for property and equipment	(95,681)	(607)
Proceeds from payments on notes receivable	—	3,600
Net cash (used in) provided by investing activities	(95,681)	2,993
Cash flows from financing activities
Proceeds from issuance of Class A Common Stock in the Business Combination	229,583	—
Proceeds from issuance of Class A Common Stock pursuant to the PIPE Financing	761,400	—
Transaction costs paid in connection with the Business Combination	(23,148)	—
Transaction costs paid in connection with the PIPE Financing	(61,130)	—
Proceeds from related party notes payable	200	10,556
Proceeds from notes payable, net of original issuance discount	172,031	40,595
Payments of related party notes payable	(38,217)	(3,589)
Payments of notes payable, including liquidation premiums	(48,210)	(32)
Payments of notes payable issuance costs	(3,355)	(4,562)
Payment of payables in vendor payables in trust	(27,722)	(4,500)
Transfers between vendor payables in trust and accounts payable	(1,167)	174
Payments of capital lease obligations	(3,212)	(1,926)
Proceeds from exercise of stock options	10,587	115
Payments of stock issuance costs	(1,071)	—
Net cash provided by financing activities	966,569	36,831
Effect of exchange rate changes on cash and restricted cash	(2,473)	(186)
Net increase (decrease) in cash and restricted cash	528,650	(1,527)
Cash and restricted cash, beginning of period	1,827	3,354
Cash and restricted cash, end of period	$530,477	$1,827

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Cash Flows — (Continued)
Years Ended December 31, 2021 and 2020
(in thousands)
The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	2021	2020
Cash	$1,124	$2,221
Restricted cash	703	1,133
Total cash and restricted cash, beginning of period	$1,827	$3,354

Cash	$505,091	$1,124
Restricted cash	25,386	703
Total cash and restricted cash, end of period	$530,477	$1,827

Supplemental disclosure of noncash investing and financing activities
Conversion of related party notes payable and related party accrued interest to Class A Common Stock	$294,796	$—
Conversion of notes payable and accrued interest to Class A Common Stock	98,375	—
Issuance of warrants	17,596	490
Conversion of assumed convertible and promissory notes payable to Class A Common Stock and Private Warrants	1,080	—
Conversion of The9 Conditional Obligation to Class A Common Stock	2,863	—
Additions of property and equipment included in accounts payable and accrued expenses	863	3,817
Conversion of related party customer deposit to related party notes payable	—	11,635

Supplemental disclosure of noncash investing and financing activities related to the Business Combination
Exchange of Legacy FF redeemable preference stock for a commitment to issue Class A Common Stock	$859,182	$—
Exchange of Legacy FF convertible preferred stock for a commitment to issue Class B Common Stock	697,611	—
Settlement of notes payable and accrued interest for a commitment to issue Class A Common Stock	68,541	—
Settlement of related party notes payable and related party accrued interest for a commitment to issue Class A Common Stock	69,218	—
Settlement of vendor payable in trust to a commitment to issue Class A Common Stock	96,186	—
Reclassification of deferred transaction costs paid in prior periods against the proceeds received in the Business Combination	7,865	—

Supplemental disclosure of cash flow information
Cash paid for interest	$6,317	$3,137
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)

1.Nature of Business and Organization, Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business and Organization
Faraday Future Intelligent Electric Inc. (the “Company” or “FF”), formerly known as Property Solutions Acquisition Corp. (“PSAC”), a holding company incorporated in the State of Delaware on February 11, 2020, conducts its operations through the subsidiaries of FF Intelligent Mobility Global Holdings Ltd. (“Legacy FF”), founded in 2014 and is headquartered in Los Angeles, California. Legacy FF had previously changed its name from Smart King Ltd. to FF Intelligent Mobility Global Holdings Ltd. on February 14, 2020.
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
The Company operates in a single operating segment and designs and engineers next-generation, intelligent, connected, electric vehicles. The Company expects to manufacture vehicles at its production facility in Hanford, California and has additional engineering, sales, and operations capabilities in China. The Company has created innovations in technology, products, and a user-centered business model that are being incorporated into its planned electric vehicle platform. The Company intends to commercially launch the FF 91 series in the third quarter of 2022.
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and joint ventures for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
Foreign Currency
The Company determines the functional and reporting currency of each of its international subsidiaries based on the primary currency in which they operate. The functional currency of the Company’s foreign subsidiaries in China is their local currency, Chinese Yuan (“CYN”). For foreign subsidiaries where the functional currency is their local currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, stockholders’ equity (deficit) is translated at the applicable historical exchange rate, and expenses are translated using the average exchange rates during the period. The effect of exchange rate changes resulting from the translation of the foreign subsidiary financial statements is accounted for as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets and currency translation adjustments have been immaterial for the years ended December 31, 2021 and 2020.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts in the Consolidated Financial Statements.
Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis management evaluates its estimates, including those related to the: (i) realization of tax assets and estimates of tax liabilities; (ii) valuation of equity securities; (iii) recognition and disclosure of contingent liabilities, including litigation reserves; (iv) fair value of related party notes payable and notes payable; (v) estimated useful lives and impairment of long-lived assets; (vi) fair value of options granted to employees and non-employees; and (vii) fair value of warrants. Such estimates often require the selection of appropriate valuation methodologies and financial models

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
1.Nature of Business and Organization, and Summary of Significant Accounting Policies (cont.)
and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions, financial inputs, or circumstances.
Given the global economic climate, unpredictable nature and unknown duration of the COVID-19 pandemic, estimates are subject to additional volatility. As of the date the Company’s Consolidated Financial Statements were issued, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or to revise the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s Consolidated Financial Statements in future periods. While the Company considered the effects of COVID-19 on its estimates and assumptions, due to the level of uncertainty regarding the economic and operational impacts of COVID-19 on the Company’s business, there may be other judgments and assumptions that the Company has not considered. Such judgments and assumptions could result in a material impact on the Company’s financial statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Consolidated Financial Statements.
Summary of Significant Accounting Policies
Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of 90 days or less from the date of purchase to be cash equivalents.

Fair Value Measurements
The Company applies the provisions of ASC 820, Fair Value Measurement, which defines a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurements. The provisions of ASC 820 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring and nonrecurring basis. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which the Company would transact and assumptions that market participants would use when pricing the asset or liability.
The accounting guidance for fair value measurement requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
1.Nature of Business and Organization, and Summary of Significant Accounting Policies (cont.)
categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The fair value hierarchy is as follows:

Level 1	Valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

Level 2	Valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 instruments typically include U.S. government and agency debt securities, and corporate obligations. Valuations are usually obtained through market data of the investment itself as well as market transactions involving comparable assets, liabilities or funds.

Level 3	Valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
Fair value estimates are made at a specific point in time based on relevant market information and information about the financial or nonfinancial asset or liability.
ASC 825-10, Financial Instruments, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company has elected to apply the fair value option to certain related party notes payable and notes payable with conversion features as discussed in Note 8, Fair Value of Financial Instruments.
Concentration of Risk
Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash, restricted cash, notes receivables, and deposits. Substantially all of the Company’s cash and restricted cash is held at financial institutions located in the United States of America and in the People’s Republic of China. The Company maintains its cash and restricted cash with major financial institutions. At times, cash and restricted cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits ($250 per depositor per institution) and China Deposit Insurance Regulations limits (CNY 500 per depositor per institution). Management believes the financial institutions that hold the Company’s cash and restricted cash are financially sound and, accordingly, minimal credit risk exists with respect to cash and restricted cash. Cash and restricted cash held by the Company’s non-U.S. subsidiaries is subject to foreign currency fluctuations against the U.S. Dollar. If, however, the U.S. Dollar is devalued significantly against the Chinese Yuan, the Company’s cost to develop its business in China could exceed original estimates.
The Company has notes receivable of $0 and $40 and deposits of $63,370 and $6,412 as of December 31, 2021 and 2020, respectively.
The Company receives certain components from sole suppliers. The inability of a supplier to fulfill the Company’s supply requirements could materially impact future operating results.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the assets lives, are charged to operating expense as incurred. Upon sale or disposition, the cost and related accumulated depreciation or

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
1.Nature of Business and Organization, and Summary of Significant Accounting Policies (cont.)
amortization are removed from the Consolidated Balance Sheets and any gain or loss is included in the Consolidated Statements of Operations and Comprehensive Loss.
Depreciation and amortization on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets and for leasehold improvements, over the term of the lease, if shorter.

Useful Life (in years)
Buildings	39
Building improvements	15
Computer hardware	5
Tooling, machinery, and equipment	5 to 10
Vehicles	5
Computer software	3
Leasehold improvements	Shorter of 15 years or term of the lease
Construction in progress (“CIP”) consists of the construction activities related to the Company’s Hanford, California plant and tooling, machinery and equipment being built to serve the manufacturing of production vehicles. These assets are capitalized and depreciated once put into service.
The amounts capitalized in CIP that are held at vendor sites relate to the completed portion of work-in-progress of tooling, machinery and equipment built based on the Company’s specific needs. The Company may incur storage fees or interest fees related to CIP which are expensed as incurred. Construction in progress is presented within Property and Equipment, net on the Consolidated Balance Sheets.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, consisting primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets (or asset groups) may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to the assets carrying values. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Assets classified as held for sale are also assessed for impairment and such amounts are determined at the lower of the carrying amount or fair value, less costs to sell the asset. No impairment charges were recorded during the years ended December 31, 2021 and 2020. See Note 6, Property and Equipment, Net for a discussion of disposals of Construction in process during the year ended December 31, 2021.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders. Elements of the Company’s accumulated other comprehensive loss are reported in the Consolidated Statements of Stockholders’ Equity (Deficit) and consists of equity-related foreign currency translation adjustments, which are presented in the Consolidated Statements of Operations and Comprehensive Loss.
Research and Development
Research and development (“R&D”) costs are expensed as incurred and are primarily comprised of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees focused on R&D activities, other related costs, license fees, and depreciation and amortization. The Company’s R&D efforts are focused on design and development of the Company’s electric vehicles and continuing to prepare the Company’s prototype electric vehicle to achieve industry standards. Advanced payments for items and services related to R&D activities have been classified as Deposits on the

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
1.Nature of Business and Organization, and Summary of Significant Accounting Policies (cont.)
Consolidated Balance Sheets and are included in operating activities on the Company’s Consolidated Statements of Cash Flows. The Company expenses deposits as the services are provided and prototype parts are received.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees focused on sales and marketing, and direct costs associated with sales and marketing activities. Marketing activities include expenses to introduce the brand and the FF 91 to the market. The Company expenses advertising costs as incurred. Advertising costs were immaterial for the years ended December 31, 2021 and 2020.
Stock-Based Compensation
The Company’s stock-based compensation awards consist of stock options granted to employees, directors and non-employees for the purchase of common stock. The Company recognizes stock-based compensation expense in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards based on the grant date fair values of the awards.
The Company estimates the fair value of stock options using the Black-Scholes option pricing model. For options with service conditions, the value of the award is recognized as expense over the requisite service period on a straight-line basis. For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable.
Determining the grant date fair value of the awards using the Black-Scholes option pricing model requires management to make assumptions and judgments, including, but not limited to the following:
Expected term — The estimate of the expected term of awards was determined in accordance with the simplified method, which estimates the term based on an averaging of the vesting period and contractual term of the option grant for employee awards. The Company uses the contractual term for non-employee awards.
Expected volatility — The Company determines the expected volatility based on the historical average volatilities of publicly traded industry peers. The Company intends to continue to consistently apply this methodology using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s own common stock price becomes available, unless circumstances change such that the identified companies are no longer similar to the Company, in which case more suitable companies whose stock prices are publicly available would be utilized in the calculation.
Risk-free interest rate — The risk-free interest rate used to value awards is based on the United States Treasury yield in effect at the time of grant for a period consistent with the expected term of the award.
Dividend yield — The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends for the foreseeable future.
Forfeiture rate — Stock-based compensation expense is reduced for forfeitures, which the Company estimates based on an analysis of actual forfeitures. The Company will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors. Changes in the estimated forfeiture rate can have a significant impact on the Company’s stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the estimated forfeiture rate is changed.
Fair value of common stock — Prior to the close of the Business Combination, there was no public market for Legacy FF’s Class A Ordinary Stock. Therefore, Legacy FF’s Board of Directors (“Board”) determined the fair value of Legacy FF’s Class A Ordinary Stock at the time of the grant of stock options by considering a number of objective and subjective factors. The fair value of the stock was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants titled, “Valuation of Privately Held Company Equity Securities Issued as Compensation”. Legacy FF’s Board of Directors granted stock options with exercise prices equal to the fair value of Legacy

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
1.Nature of Business and Organization, and Summary of Significant Accounting Policies (cont.)
FF’s Class A Ordinary Stock on the date of grant. After the Closing of the Business Combination, the closing price of the Company’s Class A Common Stock on the NASDAQ is used as the fair value of the common stock.
Income Taxes
The Company accounts for its income taxes using the asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the basis used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize those tax assets through future operations. The carrying value of deferred tax assets reflects an amount that is more likely than not to be realized. As of December 31, 2021 and 2020, the Company had recorded a full valuation allowance on net deferred tax assets because the Company expects it is more likely than not that the net deferred tax assets will not be realized.
The Company utilizes the guidance in ASC 740-10, Income Taxes, to account for uncertain tax positions. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the positions will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more likely than not of being realized and effectively settled. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual outcomes.
The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense. There were no interest or penalties for the years ended December 31, 2021 and 2020.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Substantially all of the Company’s consolidated operating activities, including its long-lived assets, are located within the United States of America. Given the Company’s pre-revenue operating stage, it currently has no concentration exposure to products, services or customers.
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The amendments in this update were effective for fiscal periods beginning after December 15, 2020. The Company adopted ASU 2018-15 as of January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
1.Nature of Business and Organization, and Summary of Significant Accounting Policies (cont.)
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“Topic 842”), which outlines a comprehensive lease accounting model that supersedes the current lease guidance. The guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842) - Effective Dates for Certain Entities, that delayed the effective date of Topic 842 to fiscal years beginning after December 15, 2021 for private companies. It also changed the definition of a lease and expands the disclosure requirements of lease arrangements. The Company plans to adopt the standard on January 1, 2022 using the modified retrospective transition method, according to the adoption date afforded to emerging growth companies by Section 102(b)(1) of the JOBS Act. The Company will adopt Topic 842 using the Package of Practical Expedients as well as the practical expedients relating to combining lease and non-lease components and not recording short-term leases. At the adoption date, the Company had three capital leases, one in Hanford, California for its main production facility and two equipment leases, and multiple operating leases, the main one in Gardena, California, for its corporate headquarters, which would be subject to the evaluation of the impact of the adoption of Topic 842. The effects of the adoption on the Company’s financial statements is expected to be immaterial.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470- 20, Debt — Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. Further, the ASU made amendments to the earnings per share guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for the diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted for all entities other than public business entities that are SEC filers and are not eligible to be smaller reporting companies. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company plans to adopt the standard on January 1, 2022 using the modified retrospective method. As discussed in Note 10, Notes Payable (2), the Company’s Optional Notes entitle their holders to conversion rights that are required to be evaluated as part of the adoption impact of this standard. As discussed in Note 8, Fair Value of Financial Instruments, the Company’s obligation to issue registered shares failed to qualify for equity treatment prescribed in ASC 815-40-25-10 and 25-14 based on their registration rights, and is required to be evaluated as part of the adoption impact of this standard. The effects of the adoption on the Company’s financial statements is expected to affect the classification of the obligation to issue registered shares of Class A Common Stock from a liability to mezzanine equity upon adoption.
In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The ASU clarifies issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU specifies the cost of a modification or exchange of these written call options is the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it was modified or exchanged. This cost shall be recognized based on the substance of the transaction; as equity issuance cost if a financing transaction to raise equity, as debt issuance cost if a financing transaction to raise debt, or other modifications not related to financing or compensation shall be recognized as a dividend. This ASU is effective for fiscal years beginning after December 15, 2021 and is applied prospectively to modifications or exchanges occurring after the effective date. The effects of the adoption of this standard on the Company’s financial statements is expected to be immaterial.

FF Intelligent Mobility Global Holdings Ltd.
Notes to Consolidated Financial Statements
December 31, 2020 and 2019
(in thousands, except share and per share data)
2.Liquidity and Capital Resources and Going Concern
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. Based on its recurring losses from operations since inception and continued cash outflows from operating activities (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these Consolidated Financial Statements were issued.
The Company’s business plan contemplates that it will launch the FF 91 for delivery to customers beginning in Q3 2022, with testing, validation, and certification complete in Q3 2022.
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $2,907,644 as of December 31, 2021. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $990,983, which it used to pay $84,278 in transaction costs and $139,557 to settle certain liabilities. The Company expects to use the remaining net proceeds of $767,148 to finance the ongoing operations of the business.
The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 9, Related Party Notes Payable and Note 10, Notes Payable), the sale of Preferred and Common Stock (see Note 13, Stockholders' Equity (Deficit)), and the net proceeds received from the Business Combination and the PIPE Financing (see Note 3, Business Combination).
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
The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials and potential impact of the COVID-19 pandemic. Refer to the section titled, “Risk Factors” in this Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic. The Company’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
2.Liquidity and Capital Resources and Going Concern (cont.)
As of December 31, 2021, the Company was in default on a related party note payable with a principal amount of $9,411. Subsequent to the balance sheet date, in January 2022, the Company defaulted on the Optional Notes (see Note 10, Notes Payable). The holders of the Optional Notes have waived the default.
The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Consolidated Financial Statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. For example, the Company’s employees based in California have been subject to stay-at-home orders from state and local governments. While the stay-at-home orders were lifted on June 15, 2021, the Company continues to operate under various return-to-work protocols and must continue to follow certain safety and COVID-19 protocols. These measures may adversely impact the Company’s employees and operations and the operations of suppliers and business partners and could negatively impact the construction schedule of the Company’s manufacturing facility and the production schedule of the FF 91 electric vehicle. In addition, various aspects of the Company’s business and manufacturing facility cannot be conducted remotely. The extent of the continuing impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution, and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on the global economy, including the Company’s supply chain, and on the demand for consumer products. Future measures taken by government authorities in response the COVID-19 pandemic could adversely affect the Company’s construction and manufacturing plans, sales and marketing activities, and business operations.
3.Business Combination
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
On the Closing Date, and in accordance with the terms and conditions of the Merger Agreement, all issued and outstanding Legacy FF Ordinary Stock and Convertible Preferred Stock were cancelled and converted into the holder’s right to receive shares of the Company’s Common Stock at the exchange ratio of 0.14130 (“Exchange Ratio”). Gross proceeds from the PSAC trust account were $229,583, out of which the Company received $206,435 in cash, after netting PSAC’s transaction costs related to the Business Combination, and redemptions of $206. Each non-redeemed outstanding share of Common Stock of PSAC was converted into one share of Class A Common Stock of the Company. The shares of Legacy FF held by Legacy FF shareholders were converted into the right to receive 127,949,403 shares of the Company’s Class A Common Stock and 64,000,588 shares of the Company’s Class B Common Stock. The conversion of the right to receive shares in the Company into Class A Common Stock or Class B Common Stock is subject to the shareholders executing and delivering certain customary documents to the Company’s transfer agent (see Note 13, Stockholders Equity (Deficit)).
Commitment to Issue Class A and Class B Common Stock
As part of the Closing of the Business Combination, former stockholders and noteholders of Legacy FF are required to submit a signed Company share letter of transmittal or converting debt letter of transmittal along with a lock-up agreement to the Company’s transfer agent in order for shares of the Company to be issued in their name in exchange for their shares in, notes from, vendor trust or other supplier agreements with, Legacy FF. As of December 31, 2021, the Company’s transfer agent

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
3.Business Combination (cont.)
issued 167,280,677 legally outstanding shares of Class A Common Stock out of 320,433,395 shares of Class A and Class B Common Stock the Company is obligated to issue as part of the Business Combination, including the conversion of certain notes payable, related party notes payable and Vendor Trust obligations which the Company determined were legally settled upon the Closing pursuant to the terms of the agreements executed with those parties. Until the holder of the right to receive shares of the Company’s Class A and Class B Common Stock is issued shares, that holder does not have any of the rights of a stockholder.
The Company determined that the obligation to issue shares of Class A and Class B Common Stock is indexed to the Company’s own equity, within the meaning in ASC 815-10-15-74 and met the scope exception to not be subject to derivative accounting under ASC 815-40-25. As such, the Company classified the obligation to issue shares of Class A and Class B Common Stock in equity.
For purposes of presentation of shares outstanding in the Company’s financial statements, the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity (Deficit) present legally issued and outstanding shares.
For purposes of presentation of basic and diluted net loss per share in the Consolidated Statements of Operations and Comprehensive Loss, the Company includes shares to be issued in the denominator in accordance with ASC 710-10-54-4 and ASC 260-10-45-48 as if they had been issued on the date of the merger, as such shares are non-contingent and are issuable for no consideration.
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
Public and Private Warrants
In connection with the Business Combination, the Company assumed 22,977,568 public warrants (“Public Warrants”) and 594,551 private warrants (“Private Warrants”) previously issued by PSAC, each with an exercise price of $11.50 per share. The Public Warrants and the Private Warrants are exercisable into Class A Common Stock within a period of five years from the Closing Date. The Company determined that the Public Warrants were indexed to its own stock and met the requirements for equity classification in accordance with ASC 815-40. The Company determined that the Private Warrants failed to meet the equity scope exception because the settlement provisions vary based on the holder of the warrant, which is not an input into a fixed-for-fixed option pricing model. The Company recorded the Private Warrants as a derivative liability measured at fair value within Other Liabilities, less Current Portion on the Consolidated Balance Sheets. The fair value of the Private Warrants was $2,152 and $642 upon the Closing of the Business Combination and as of December 31, 2021, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
3.Business Combination (cont.)
Reverse Recapitalization
While the legal acquirer in the Business Combination was PSAC, for accounting and financial reporting purposes under GAAP, Legacy FF was determined to be the accounting acquirer and the Business Combination was accounted for as a “reverse recapitalization” based on the facts and circumstances, including the following:
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

PSAC Balances as of July 21, 2021
Cash in the PSAC trust account at the Closing of the Business Combination	$229,583
Other current assets	36
Accounts payable, accrued expenses, and other current liabilities	(225)
Accrued transaction costs	(5,108)
PSAC transaction costs assumed as part of the Business Combination	(18,040)
Related party notes payable	(1,080)
Private Warrants liability	(2,152)
Obligation to issue registered shares of Class A Common Stock assumed as part of the Business Combination	(32,900)
Net assets acquired	$170,114
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
3.Business Combination (cont.)
Company issued, an aggregate of 76,140,000 shares of Class A Common Stock, for a purchase price of $10.00 per share with an aggregate purchase price of $761,400 (“PIPE Financing”). Shares sold and issued in the PIPE Financing included registration rights. The closing of the Private Placement occurred immediately prior to the Closing Date.
Settlement of Liabilities and Commitment to Issue Shares
In conjunction with the closing of the Business Combination, the Company paid $139,557 in cash and committed to issue 24,464,994 shares of Class A Common Stock at a value of $10.00 per share to settle liabilities of the Company and to compensate current and former employees, including: (i) notes payable principal amounts of $85,202 and accrued interest of $7,436; (ii) related party notes payable principal amounts of $91,420 and accrued interest of $13,581; (iii) interests in the Vendor Trust of $124,671, including payables of $102,950 and purchase orders in the amount of $8,380 related to goods and services yet to be received, and accrued interest thereon of $13,341; (iv) $19,791 of amounts due to vendors; and (v) $9,592 to current and former employees as a bonus. In addition, the Company issued 1,350,970 restricted stock awards, net of forfeitures, to current employees as a bonus (see Note 14, Stock-Based Compensation).
In connection with the Business Combination, the Company converted certain related party notes payable, notes payable, and beneficial interests in the Vendor Trust into the right to receive Class A Common Stock at $10.00 per share which was below the fair value of the Class A Common Stock on the date of conversion. The conversion resulted in the Company recording a loss upon settlement of the related party notes payable, notes payables, Vendor Trust, and amounts due to vendors (including accrued interest thereon) of $94,727 in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.
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
* The corresponding adjustment to APIC relates to the reverse recapitalization. The adjustment is comprised of (i) $170,114 which represents the fair value of the consideration transferred in the Business Combination, less the excess of the fair value of the shares issued over the value of the net monetary assets of PSAC, net of transaction costs related to the business combination (ii) $1,815,637 which represents the conversion of the Redeemable Preference Stock and Convertible Preferred Stock into Ordinary Stock and, (iii) $800 to settle an aggregate principal amount of related party convertible notes of PSAC into Class A Common Stock.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
3.Business Combination (cont.)
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
Below is a reconciliation of the transaction costs related to the Business Combination and the PIPE Financing that were recorded as a reduction to APIC as equity transaction costs:

Reconciliation at the Closing Date
Consolidated Statements of Stockholders’ Equity (Deficit)
Proceeds from issuance of Class A Common Stock in the Business Combination	$229,583
Transaction costs paid in connection with the Business Combination	(23,148)
Net proceeds from issuance of Class A Common Stock in the Business Combination	206,435
Net assets acquired and liabilities assumed in the Business Combination, exclusive of cash and accrued transaction costs	(3,421)
Obligation to issue registered shares of Class A Common Stock for transaction services	(32,900)
Net assets and liabilities acquired in the Business Combination	$170,114

Proceeds from issuance of Class A Common Stock in the PIPE Financing	$761,400
Transaction costs paid in connection with the issuance of Class A Common Stock in the PIPE Financing	(61,130)
Reclassification of deferred transaction costs paid in prior periods against proceeds received in the Business Combination	(7,865)
Net proceeds from issuance of Class A Common Stock in the PIPE Financing	$692,405

Transaction costs paid in connection with the Business Combination	$(23,148)
Transaction costs paid in connection with the PIPE Financing	(61,130)
Reclassification of deferred transaction costs paid in prior periods against proceeds received in the Business Combination	(7,865)
Obligation to issue registered shares of Class A Common Stock for transaction services	(32,900)
Total transaction costs in connection with the Business Combination and the PIPE Financing	$(125,043)
Retroactive Application of Reverse Recapitalization
As discussed above, the Business Combination is accounted for as a reverse recapitalization of the Company’s equity structure. Pursuant to GAAP, the Company recast its Consolidated Statements of Stockholders’ Equity (Deficit) from December 31, 2019, to the Closing Date, the total stockholders’ equity (deficit) within the Company’s Consolidated Balance Sheet as of December 31, 2020, and the weighted average Common Stock outstanding, and Class A and Class B, basic and diluted earnings per share for the year ended December 31, 2020, by applying the recapitalization retroactively.
The classes of capital stock; authorized, issued, and outstanding amounts of stock; exercise prices of stock options and warrants; and conversion rates of related party notes payable and notes payable are presented as recast throughout the Consolidated Financial Statements.
Retroactive Application of Reverse Recapitalization to the Consolidated Statements of Stockholders’ Equity (Deficit)
Pursuant to the terms of the Merger Agreement, as part of the closing of the Business Combination, all of the issued and outstanding shares of Class B Convertible Preferred Stock of Legacy FF and all other issued and outstanding shares of Legacy

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
3.Business Combination (cont.)
FF Redeemable Preference Stock and Class A-1, Class A-2, and Class A-3 Convertible Preferred Stock and Class A and Class B Ordinary Stock converted into either Legacy FF Class B Ordinary Stock or Legacy FF Class A Ordinary Stock in an amount calculated by dividing them by the Exchange Ratio into a commitment to issue 64,000,588 shares of Class B Common Stock and a commitment to issue 127,949,403 shares of Class A Common Stock.

	Legacy FF Capital Structure		New Capital Structure
	Outstanding Shares		The Commitment to issue the Company’s Common Stock
	Immediately Before Conversion on Closing Date	Exchange Ratio	Class A	Class B

Redeemable Preference Stock	470,588,235	0.14130	66,494,117
Class B Convertible Preferred Stock	452,941,177	0.14130		64,000,588
Class A-1 Convertible Preferred Stock	73,306,184	0.14130	10,358,162
Class A-2 Convertible Preferred Stock	138,737,629	0.14130	19,603,624
Class A-3 Convertible Preferred Stock(1)	1,281,976	0.14130	181,143
Class A Ordinary Stock	71,551,672	0.14130	10,109,892
Class B Ordinary Stock	150,052,834	0.14130	21,202,465
	1,358,459,707		127,949,403	64,000,588
(1) The Company issued Convertible Preferred Stock Class A-3 immediately prior to the Closing of the Business Combination to settle certain notes payable (see Note 10, Notes Payable). These shares converted into a commitment to issue Class A Common Stock upon the Closing.
Retroactive Application of Reverse Recapitalization to the Consolidated Statements of Operations and Comprehensive Loss
Based on the retroactive application of the reverse recapitalization to the Company’s Consolidated Statements of Stockholders’ Equity (Deficit), the Company recalculated the weighted average shares for the years ended December 31, 2021 and 2020. The redeemable preference stock and convertible preferred stock was converted to Legacy FF Ordinary Stock as of December 31, 2019, and combined with the basic and diluted weighted-average Legacy FF Ordinary Stock which was retroactively converted to the Company’s Class A Common Stock using the Exchange Ratio to conform to the recast Consolidated Statements of Stockholders’ Equity (Deficit) (see Note 16, Net Loss per Share).
Retroactive Application of Reverse Recapitalization to the Consolidated Balance Sheets
To conform to the retroactive application of recapitalization of the Company’s Consolidated Statements of Stockholders’ Equity (Deficit), the Company reclassified $724,823 of Legacy FF Redeemable Preference Stock and $697,643 of Legacy FF Class B Convertible Preferred Stock to APIC, less amounts attributable to the par value of the common stock, as recast, as of December 31, 2020. Pursuant to the terms of the Merger Agreement, as part of the closing of the Business Combination, the Company reclassified Convertible Preferred Stock Classes A-1, A-2, and A-3 in the amounts of $119,047, $271,925 and $2,199, respectively, to APIC less amounts attributable to the par value of Class A Common Stock.
4.Variable Interest Entities and Joint Ventures
The LeSEE Arrangement
In November 2017, as part of a broader corporate reorganization and to facilitate third-party investment, the Company incorporated its holding company, Smart King, Ltd., in the Cayman Islands to enable effective control over the Company’s Chinese operating entity, FF Hong Kong Holding Ltd., and its subsidiaries without direct equity ownership. The Company

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)

4.Variable Interest Entities and Joint Ventures (cont.)

entered into a series of contractual arrangements (“VIE contractual arrangements”) with LeSEE and LeSEE Zhile Technology Co., Ltd. (“LeSEE Zhile”), a related party of the Company, to enable the Company to exercise effective control over LeSEE and its subsidiaries, to receive substantially all of the economic benefits of such entities, and to have an exclusive option to purchase all or part of the equity interests in LeSEE.
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
The9 Arrangement
On March 24, 2019, the Company entered into a Joint Venture Agreement (“JVA”) with The9 Limited (“The9”). Pursuant to the JVA, the Company and The9 agreed to establish an equity joint venture in Hong Kong, which would in turn establish a wholly-owned subsidiary in China, intended to engage in the business of manufacturing, marketing, selling and distributing the planned Faraday Future Icon V9 model electric vehicle in China. The Company and The9 would each be 50% owners of the joint venture. The9 made a $5,000 non-refundable initial deposit (“The9 Conditional Obligation”) to the Company to participate in the joint venture. The9 had the right to convert the initial deposit into various classes of stock in the Company. For accounting purposes, the deposit is a financial instrument that embodies a conditional obligation that the issuer may settle by issuing a variable number of shares. The9 Conditional Obligation was measured at fair value, was remeasured at each reporting period, and represented a Level 3 financial instrument under the fair value hierarchy (see Note 8, Fair Value of Financial Instruments). The fair value of The9 Conditional Obligation was $1,128 as of December 31, 2020 and was recorded in Current Liabilities on the Consolidated Balance Sheets. On November 22, 2020, the parties entered into an agreement to convert the initial deposit into 423,053 shares of Class A Common Stock of the Company, which were issued on February 23, 2021. Neither the Company nor The9 have made contributions to the joint venture as of December 31, 2021, and it has yet to commence business activities.
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
On September 7, 2021, the Company paid Liankong Technologies Co., Ltd. (“Liankong”), a subsidiary of Geely Holding, which was also a subscriber in the PIPE Financing, in accordance with the Intellectual Property License Agreement dated January 11, 2021, as supplemented on September 7, 2021, a one-time amount of $50,000 for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform, the Geely License. The Geely platform is an electric automotive chassis that the Company plans to use in the development of future electric vehicle models. As the Company intends to use the license in the design, construction, and testing of pre-production prototypes and models of future electric vehicles and the license has no alternative future use, the total cost to acquire the license has been expensed as incurred as research and development within operating expenses in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)

5.Deposits and Other Current Assets
Deposits and other current assets consists of the following as of December 31:

	2021	2020
Deposits
Deposits for research and development, prototype parts and other	$54,990	$6,412
Deposits for Future Work	8,380	—
Total deposits	$63,370	$6,412

Other current assets
Prepaid expenses	$11,119	$762
Other current assets	2,291	3,364
Notes receivable	—	40
Due from affiliate	—	2,034
Total other current assets	$13,410	$6,200

During the years ended December 31, 2021 and 2020, the Company made deposits for R&D services, prototype parts, and other with its vendors, which support the Company’s ongoing R&D efforts and operations. The Company expenses deposits as the services are provided and prototype parts are received. The deposits also include $8,380 as of December 31, 2021 related to goods and services yet to be received (“Future Work”) from the settlement of interests in the Vendor Trust. No goods and services were received against Future Work as of December 31, 2021 and 2020 (see Note 11, Vendor Payables in Trust).
During year ended December 31, 2021, the Company entered into a hosting arrangement with Palantir Technologies Inc. (“Palantir”), which was also a subscriber in the PIPE Financing. Unamortized hosting costs prepaid to Palantir are included in prepaid expenses as of December 31, 2021. Amortization expense related to the Palantir hosting arrangement and other prepaid software subscriptions totaled $4,597 and $745 for the years ended December 31, 2021 and 2020, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)

6.Property and Equipment, Net
Property and equipment, net, consists of the following as of December 31:

	2021	2020
Land	$—	$13,043
Buildings	14,180	21,899
Building improvements	—	8,940
Computer hardware	3,051	4,058
Tooling, machinery and equipment	8,868	5,451
Vehicles	337	583
Computer software	1,032	7,095
Leasehold improvements	297	298
Construction in process	275,048	251,633
Less: Accumulated depreciation	(9,678)	(19,067)
Total property and equipment, net	$293,135	$293,933
The Company’s construction in process (“CIP”) is primarily related to the construction of tooling, machinery and equipment for the Company’s production facility in Hanford, California. Tooling, machinery, and equipment are either held at Company facilities, primarily the Hanford plant, or at the vendor’s location until the tooling, machinery and equipment is completed. Of the $275,048 and $251,633 of CIP, $43,496 and $42,734 is held at Company facilities and $231,552 and $208,899 is held at vendor locations as of December 31, 2021 and 2020, respectively.
Depreciation and amortization expense totaled $8,158 and $3,517 for the years ended December 31, 2021 and 2020, respectively.
On February 4, 2019, the Company entered into a Purchase and Sale Agreement (“PSA”) for the Company’s headquarters (“HQ”) with Atlas Capital Investors V, LP (“Atlas”) for a sale price of $29,000. In March 2019, the Company entered into an agreement to lease its headquarters back from Atlas for a term of three years, with an option to repurchase the property at any time prior to the expiration of the lease for a purchase price equal to the greater of $44,029 or the fair market value of the HQ, as determined in accordance with the lease agreement. Due to the inclusion of the purchase option in the lease agreement, the Company was considered to have continuing involvement and, thus, accounted for the transaction as a failed sale leaseback, with the HQ assets subject to the sale leaseback remaining on the balance sheet and the sale proceeds recorded as a liability in accordance with the financing method. The Company recognized a $29,000 financing obligation recorded in Accrued expenses and other current liabilities and Capital leases, less current portion on the Consolidated Balance Sheets as of December 31, 2020. No gain or loss was record on the failed sale-leaseback. The Company continued to capitalize and depreciate the HQ asset. The ongoing lease payments to Atlas were recorded as reductions to the finance obligation and Interest Expense in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020. The Company recorded interest expense of $1,464 and $1,760 and during the years ended December 31, 2021 and 2020, respectively.
On October 29, 2021, the purchase option for the Gardena headquarters expired. Accordingly, the Company removed from its Consolidated Balance Sheets the HQ asset, net and finance obligation in the amounts of $25,381 and $28,880, respectively, resulting in a gain of $3,499. The Company recognized the gain using the installment method, deferring the gain and recognizing it over the remaining lease term of five years by applying the percentage of profit inherent in the transaction to the remaining lease payments.
Capital leases of $14,180 and $43,882 have been capitalized within property and equipment as of December 31, 2021 and 2020, respectively. The Company has three capital leases, one in Gardena, California for its headquarters and two equipment leases.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)

Due to the build out of the Company’s manufacturing facility in Hanford, California, the Company established an asset retirement obligation (“ARO”) of $2,974 during the year ended December 31, 2021. The Company recorded an ARO liability and a corresponding ARO asset, within tooling, machinery, and equipment. The ARO asset is depreciated to operating expense over the remaining term of the lease through December 2027.
During 2021, the Company disposed of $72,055 of CIP relating to the abandonment of certain FF 91 program assets, primarily vendor tooling, machinery and equipment, due to the redesign of the related FF 91 components and implementation of the Company’s cost reduction program. Disposals of CIP of $64,191 were charged to operating expenses in the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2021. In addition, there were disposals of CIP of $7,864, which reduced Accounts Payable in the Consolidated Balance Sheets as of December 31, 2021.
7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following as of December 31:

	2021	2020
Accrued expenses and other current liabilities
Accrued payroll and benefits	$21,752	$19,180
Accrued legal contingencies	16,881	5,025
Capital lease, current portion	2,574	4,396
Tooling, machinery, and equipment received not invoiced	7,243	509
Engineering, design, and testing services received not invoiced	6,620	—
Deposits from customers	4,354	3,523
Due to affiliates	6,673	5,123
Obligation to issue registered shares of Class A Common Stock	12,635	—
Other current liabilities	11,780	14,626
Total accrued expenses and other current liabilities	$90,512	$52,382
8.Fair Value of Financial Instruments

Cash Equivalents

The fair value of the Company’s money market funds is based on the closing price of these assets as of the reporting date, which are included in cash equivalents. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The Company had no cash equivalents at December 31,2021 and 2020.

Related Party Notes Payable and Notes Payable at Fair Value
The Company has elected to measure certain related party notes payable and notes payable at fair value issued under the Notes Purchase Agreement, as amended (“NPA”) as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 9, Related Party Notes Payable and Note 10, Notes Payable). Except for notes payable issued on June 9, 2021, and August 10, 2021, the Company employed the yield method to value the related party notes payable and notes payable. This valuation method uses a discounted cash flow analysis, estimating the expected cash flows for the debt instrument in different scenarios and then discounting them at the market yield. The significant unobservable input used in the fair value measurement is the market yield. The market yield is determined using external market yield data, including yields exhibited by publicly traded bonds by S&P credit rating as well as the borrowing rates of guideline public companies. The yield is affected by the market movements in credit spreads and bond yields. In general, increases in the yield would decrease the fair value of the liability, and conversely, decreases in the yield would increase the fair value of the liability. The Company used a binomial lattice model to value the notes payable issued on June 9, 2021, and August 10, 2021 to a US-

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
8.Fair Value of Financial Instruments (cont.)
based investment firm as described under Note 10, Notes Payable. A binomial lattice model is widely used for valuing convertible notes. The significant assumptions used in the binomial lattice model include the risk-free rate, annual dividend yield, expected life, and volatility of the Company's stock. Fair value measurements associated with related party notes payable and notes payable represent Level 3 valuations under the fair value hierarchy.
The fair value adjustments related to related party notes payables and notes payables were recorded in Change in Fair Value Measurements on the Consolidated Statements of Operations and Comprehensive Loss.
Warrants
In conjunction with notes payable agreements entered into with Ares Capital Corporation (“Ares”) on March 1, 2021 (see Note 10, Notes Payable (1)), the Company agreed to issue warrants to purchase a variable number of the Company’s shares (“Ares Warrants”). The commitment to issue the Ares Warrants initially met the definition of a derivative and did not meet the equity scope exception in ASC 815-40 as the warrants were not considered indexed to the entity’s own equity given the variable number of underlying shares and exercise prices, and the fair value was recorded as a liability. The Company determined the commitment to issue warrants was a liability as of March 1, 2021, and estimated the fair value of the warrants to be $5,000. Upon issuance of the Ares Warrants on August 5, 2021, the number of shares underlying the Ares Warrants and exercise price were fixed at 670,092 and $10.00 per share, respectively, and the Ares Warrants met all other requirements of the equity scope exception under ASC 815-40. The issuance of the warrants satisfied the commitment to issue warrants. As such, the Ares Warrants were determined to be equity classified and were recorded in APIC. The Company determined that the fair value of the Ares Warrants as of August 5, 2021 was $2,507.
The Company used the Black-Scholes option pricing model to value the Ares Warrants. The Black-Scholes model requires the use of several assumptions including, the exercise price of the warrant, the term over which the warrants can be exercised, the risk-free rate, the underlying stock price, and the volatility of the underlying stock price.
In conjunction with notes payable issued under the NPA (see Note 10, Notes Payable (10)), on various dates in September 2020, January 2021 and March 2021, the Company issued warrants to a US-based investment firm to purchase an aggregate of 1,187,083 shares of Class A Common Stock with exercise price of $10.00 per share and expiration dates 7 years from the dates of issuance, which were adjusted for down-round provisions in the original warrant agreements. The fair value of the warrants was recorded in APIC because the warrants met the derivative accounting scope exception in ASC 815-40 for certain contracts involving an entity’s own stock. The Company estimated the fair value of warrants issued in January 2021 and March 2021 to be $1,988 and the fair value of the warrants issued in September 2020 to be $490, which are included in APIC on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. The Company utilized the Black-Scholes valuation model to value the September 2020, January 2021, and March 2021 warrants. The Black-Scholes model requires the use of several assumptions including the warrant exercise price, the term of the warrants, the risk-free rate, the underlying stock price, and the volatility of the underlying stock price. On August 10, 2021, these warrants were replaced with the issuance of warrants with the rights to purchase 1,187,083 shares of Class A Common Stock at an exercise price of $10.00 per share and with the same expiration dates as the previous warrants. The number of shares and exercise prices were adjusted for down-round provisions in the original warrant agreements.
In conjunction with the issuance of additional notes payable to the same US-based investment firm on June 9, 2021 (see Note 10, Notes Payable), the Company issued warrants to purchase up to 1,500,000 of Class A Common Stock with an exercise price of $10.00 per share and an expiration date 7 years from the date of issuance, which were adjusted for down-round provisions in the original warrant agreements. The Company determined the warrants are indexed to the Company’s own stock and, as such, meet the scope exception in accordance with ASC 815-40. Upon their issuance, the Company estimated the fair value of the warrants to be $5,125, which is recorded in APIC on the Consolidated Balance Sheets as of December 31, 2021. The Company utilized the Black-Scholes valuation model to value the warrants.
In conjunction with the issuance of the Optional Notes on August 10, 2021 (see Note 10, Notes Payable,(2)), the Company issued warrants to purchase up to 1,187,083 shares of Class A Common Stock with an exercise price of $10.00 per share and an expiration date of August 10, 2028. The fair value of the warrants was recorded in equity because the warrants meet the derivative accounting scope exception in ASC 815-40 for certain contracts involving an entity’s own stock. The Company estimated the fair value of the warrants to be $7,976, which is included in APIC on the Consolidated Balance Sheets as of December 31, 2021. The Company utilized a Black-Scholes valuation model to value the August 10, 2021 warrants. The

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
8.Fair Value of Financial Instruments (cont.)
Black-Scholes model requires the use of several assumptions including the warrant exercise price, the term of the warrants, the risk-free rate, the underlying stock price, and the volatility of the underlying stock price.
Upon the Closing of the Business Combination, the Company assumed 22,977,568 Public Warrants and 594,551 Private Warrants from PSAC. The Company also issued 80,000 Private Warrants to settle related party notes of PSAC (see Note 3, Business Combination). The Public Warrants are indexed to the Company’s own stock and, as such, meet the scope exception in accordance with ASC 815-40 to be classified in equity. The Private Warrants are classified as liabilities and the fair value is included in Other Liabilities, Less Current Portion on the Consolidated Balance Sheets. The Company valued the Private Warrants using a binomial lattice model. Inherent in a binomial lattice model are assumptions related to risk free rate, annual dividend yield, expected warrant life, and volatility of the Company's stock. The Company estimated the fair value of the Private Warrants to be $2,152 upon their assumption from PSAC on July 21, 2021 and $642 as of December 31, 2021. Changes in the fair value of the Private Warrants are recorded in Change in Fair Value Measurements in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
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
On July 18, 2021, the Company entered into an omnibus transaction services fee agreement and acknowledgement (“Agreement and Acknowledgement”) with RMG. Pursuant to the Agreement and Acknowledgement, the Company will issue 2,387,500 registered shares of Class A Common Stock to the parties upon effectiveness of the registration statement covering these shares. As of December 31, 2021, the Company’s registration statement is not effective.
As the Agreement and Acknowledgement specified that delivery of these shares will occur upon effectiveness of a registration statement covering the shares, which is considered to be outside of the control of the Company, this obligation failed to qualify for equity treatment under ASC 815-40-25-10 and 25-14, and net cash settlement is assumed.
As a result, in conjunction with recording the assets and liabilities of PSAC on the closing of the Business Combination, the Company recorded a liability of $32,900 to issue registered shares of Class A Common Stock, with a corresponding amount recorded in APIC as transaction costs in the Consolidated Balance Sheets. As of December 31, 2021, the fair value of the liability was $12,635 resulting in a gain of $20,265 recorded in the Change in Fair Value Measurements in the Consolidated Statements of Operations and Comprehensive Loss (see Note 13, Stockholders' Equity (Deficit)).
The Company used the probability-weighted expected return method (“PWERM”) to determine the fair value of the obligation to issue registered shares. The PWERM framework is a scenario-based methodology that estimates the fair value of the obligation based upon an analysis of future values of the settlement of the obligation to issue shares, assuming various outcomes. The probability weightings assigned to certain potential scenarios were based on management’s assessment of the probability of settlement of the liability in cash or shares and an assessment of the timing of settlement. In the equity settlement scenario, the obligation valuation was based on the Company’s share price as of each valuation date. In the cash settlement scenario, the obligation valuation was based the cash payment that equates to the share price times total shares to be issued, discounted to each valuation date.
Fair value measurements associated with the obligation to issue shares represent Level 3 valuations under the fair value hierarchy.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
8.Fair Value of Financial Instruments (cont.)
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$—	$—	$161,282
Private Warrants	—	—	642
Obligation to issue registered shares of Class A Common Stock	—	—	12,635

	December 31, 2020
	Level 1	Level 2	Level 3
Liabilities:
Related party notes payable	$—	$—	$32,949
Notes payable	—	—	59,742
The9 Conditional Obligation	—	—	1,128
The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, and accounts payable approximate fair value because of their short-term nature or contractually defined value.
The following table summarizes financial instruments carried at fair value:

	Related Party Notes Payable at Fair Value	Notes Payable at Fair Value	The9 Conditional Obligation	Private Warrants	Obligation to issue Registered Shares of Class A Common Stock
Balance as of December 31, 2019	$31,418	$22,326	$5,000	$—	$—
Proceeds	—	30,000	—	—	—
Changes in fair value	1,531	7,416	(3,872)	—	—
Balance as of December 31, 2020	$32,949	$59,742	$1,128	$—	$—
Proceeds, net or original issuance discount	—	171,929	—	—	—
Original issue discount (1)	—	11,860	—	—	—
Proceeds allocated to equity classified warrants	—	(17,596)	—	—	—
Issuance of warrant liabilities	—	—	—	290	—
Transaction costs and consent fees charged to interest expense	—	5,022	—	—	—
Private warrant liability and obligation to issue registered shares assumed in Business Combination	—	—	—	2,152	32,900
Repayment of principal and liquidation premium	(27,593)	(48,210)	—	—	—
Conversion to equity	(5,519)	(52,473)	(2,863)	—	—
Changes in fair value measurements	163	31,008	1,735	(1,800)	(20,265)
Balance as of December 31, 2021	$—	$161,282	$—	$642	$12,635
(1) Original issue discount represents the amount withheld by the note payable holder upon issuance of the note which will be paid, in addition to the full note payable principal, to the lender upon maturity of the notes payable. The original issue discount is included in Change in Fair Value Measurements on the Consolidated Statements of Operations and Comprehensive Loss.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
9.Related Party Notes Payable
The Company has been significantly funded by notes payable from related parties. These related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by the Company’s founder and former CEO.

In connection with the findings of the Special Committee Investigation (see Note 17, Subsequent Events), the Company found misclassifications in its Consolidated Financial Statements as of and for the year ended December 31, 2020, resulting in an understatement of related party notes payable and overstatement of notes payable by $32,952, an overstatement of accrued interest and understatement of related party accrued interest of $3,677, and an overstatement of interest expense and understatement of related party interest expense of $2,552. This also resulted in an understatement of payments of related party notes payable and overstatement of payments of notes payable of $1,652, an understatement of proceeds from related party notes payable and overstatement of proceeds from notes payable of $300 within financing cash flows for the year ended December 31, 2020, and an inappropriate caption of the line item Conversion of customer deposit to notes payable that should have been referred to as Conversion of related party customer deposit to related party notes payable in the supplemental disclosure of non-cash financing activities for the same period. The effects of the misstatement also resulted in the understatement of the disclosure of the changes in fair value of related party notes payable and overstatement of change in fair value of notes payable of $1,425 in Note 8, Fair Value of Financial Instruments. The misstatements did not affect any subtotals or totals on the Consolidated Balance Sheet as of December 31, 2020 and Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the year ended December 31, 2020. The Company concluded that such misstatements were not material to the previously issued financial statements, however, the Consolidated Balance Sheet as of December 31, 2020 and Consolidated Statements of Operations and Comprehensive Loss and Cash Flows for the year ended December 31, 2020 have been revised to correct for these misstatements
Related party notes payable consists of the following as of December 31, 2021:

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Net Carrying Value at 12/31/21
Related party notes - China(1)	Due on Demand	18.00%	$9,411	$9,411
Related party notes - China various other(2)	Due on Demand	0.00%	4,244	4,244
Total related party notes payable			$13,655	$13,655

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
9.Related Party Notes Payable (cont.)
Related party notes payable consists of the following as of December 31, 2020:

	December 31, 2020
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	0% Coupon Discount	Loss (Gain) on Extinguishments	Net Carrying Value at 12/31/2020
Related party note (3)	June 30, 2021	12.00%	$240,543	$—	$(861)	$204	$239,886
Related party note (4)	Due on Demand	15.00%	10,000	—	—	—	10,000
Related party notes – NPA tranche (5)	October 6, 2021	10.00%	27,593	5,356	—	—	32,949
Related party notes – China (1)	Due on Demand	18.00%	9,196	—	—	—	9,196
Related party notes – China various other (2)(6)	Due on Demand	0% coupon, 10.00% imputed	6,548	—	(190)	(22)	6,336
Related party notes – China various other (6)	Due on Demand	8.99%	1,410	—	—	(3)	1,407
Related party notes – Other (7)	Due on Demand	0.00%	424	—	—	—	424
Related party notes – Other (8)	June 30, 2021	6.99%	4,160	—	—	(50)	4,110
Related party notes – Other (9)	June 30, 2021	8.00%	6,452	—	—	(35)	6,417
Related party notes - Other (10)	June 30, 2021	1.52%, 8.99%, 8.00%, 2.86%	8,440	—	—	(137)	8,303
Related party notes – Other (11)	Due on Demand, June 30, 2021	8.99%, 6.99%	1,760	—	—	(11)	1,749
Related party notes – Other (12)	June 30, 2021	8.00%	11,635	—	—	(57)	11,578
Total related party notes payable			$328,161	$5,356	$(1,051)	$(111)	$332,355
(1)In April 2017, the Company executed two separate note payable agreements with Chongqing Leshi Small Loan Co., Ltd. (“Chongqing”), for total principal of $8,742. Chongqing was previously controlled by the Company’s founder and former CEO and is a small banking institution. The notes payable matured on April 16, 2018, have no covenants, and are unsecured. The notes bore interest during the note term at 12.00% per annum. As the notes are in default as of December 31, 2021 and 2020, the outstanding balance is subject to an 18.00% compounding interest rate per annum.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$9,411	$9,196
Accrued interest	11,231	7,646
Interest expense	3,369	2,641
Foreign exchange (gain) loss on principal	810	595
Foreign exchange (gain) loss on accrued interest	679	463
(2)The Company issued the following notes with various related parties in China.
In 2018, the Company entered into a $700 note payable with an employee. The note was payable on demand and bears interest at 0% per year. The note had no covenants and was unsecured. The note payable was in default as of December 31, 2020.
Due to the note payable having an interest rate below market rates, the Company imputed interest upon entering into the note payable resulting in a debt discount and a capital contribution due to the related party nature of the arrangement. During the years ended December 31, 2021 and 2020, the Company recognized interest expense of $16 and $34, respectively, related to the accretion of the debt discount. As of December 31, 2020, the unamortized debt discount was $16. The Company reclassified the $730 carrying value of this loan from related party notes payable to notes payable during the year ended December 31, 2021 when the employee left the employment of the Company.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
9.Related Party Notes Payable (cont.)

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$737
Interest expense	16	34
Foreign exchange (gain) loss on principal	30	48
Reclassification to notes payable	730	—
The Company has various other unsecured related party borrowings totaling $4,244 at December 31, 2021. These borrowings do not have stated terms or a stated maturity date.
Due to the notes payable having below market interest rates, the Company imputed interest upon entering into the notes payable resulting in a debt discount and a capital contribution due to the related party nature of the arrangements. During the years ended December 31, 2021 and 2020, the Company recognized interest expense of $141 and $310, respectively, related to the accretion of the debt discount. The unamortized debt discount was immaterial for the years ended December 31, 2021 and 2020. The Company made principal payments of $900 during the year ended December 31, 2021.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$4,244	$5,045
Interest expense	141	310
Foreign exchange (gain) loss on principal	99	326
Principal payments in cash	900	—

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
9.Related Party Notes Payable (cont.)
The Company settled select related party notes payable during the year ended December 31, 2021 through the conversion of related party notes payable and accrued interest into Class A Common Stock just prior to the Business Combination and with a combination of cash payments and commitment to issue Class A Common Stock in settlement of outstanding principal plus accrued interest and conversion premiums pursuant to the Closing of the Business Combination, as follows:

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value at 12/31/2020	Amortization of Discounts & Fair Value Adjustments	Accrued Interest at Settlement	Borrowing	Cash Payments of Principal and Interest	Equity Settlements of Principal and Interest	Net Carrying Value at 12/31/2021	Loss (Gain) at Settlement
Settlement prior to the Business Combination:
Related party note(3)	June 30, 2021	12.00%	$220,690	$657	$73,448	$—	$—	$(294,795)	$—	$—
Settlement in the Business Combination:
Related party note(3)	June 30, 2021	12.00%	19,196	—	—	—	—	(19,196)		7,256
Related party note(4)	Due on Demand	15.00%	10,000	—	3,708	—	(13,708)	—	—	—
Related party notes – NPA tranche(5)	October 9, 2021	10.00%	32,949	163	5,728	—	(27,593)	(11,247)	—	4,257
Related party notes – China various other(6)	Due on Demand	0% coupon, 10.00% imputed	774	—	—	—	—	(774)	—	292
Related party notes – China other(6)	Due on Demand	8.99%	1,407	3	44	—	—	(1,454)	—	550
Related party notes – Other(7)	Due on Demand	0.00%	424	—	—	200	(624)	—	—	—
Related party notes – Other(8)	June 30, 2021	6.99%	4,110	50	—	—	—	(4,160)	—	1,572
Related party notes – Other(9)	June 30, 2021	8.00%	6,417	35	1,195	—	—	(7,647)	—	2,891
Related party notes – Other(10)	June 30, 2021	1.52%,8.99%, 8.00%, 2.86%	8,303	137	819	—	—	(9,259)	—	3,500
Related party notes – Other(11)	Due on Demand, June 30, 2021	8.99%, 6.99%	1,749	11	378	—	—	(2,138)	—	808
Related party notes – Other(12)	June 30, 2021	8.00%	11,578	57	1,693	—	—	(13,328)	—	5,038
Subtotal settlements in the Business Combination			96,907	456	13,565	200	(41,925)	(69,203)	—	26,164
Total			$317,597	$1,113	$87,013	$200	$(41,925)	$(363,998)	$—	$26,164
Closing of the Business Combination
As described in Note 3, Business Combination, in conjunction with the Closing of the Business Combination, the Company paid $41,925 in cash and a commitment to issue 6,921,814 shares of Class A Common Stock to settle related party notes payable principal amounts of $91,420, net carrying amounts of $96,907 and accrued interest of $13,565. Where the Company converted related party notes payable into Class A Common Stock, the Company recorded a loss at settlement of the related party notes payable of $26,164 in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021 due to converting the related party notes payable at $10.00 per share which was below the fair value of the stock on the date of conversion.
(3)During 2016, Faraday & Future (HK) Limited (“F&F HK”) and Leview Mobile (HK) Ltd. (“Leview”) provided the Company with cash contributions for a total of $278,866. F&F HK was previously controlled by the Company’s founder and former CEO and Leview is controlled by the Company’s founder and former CEO. On March 30, 2018, the cash funding was restructured via an agreement in the form of notes payable bearing an annual interest rate of 12.00% and maturing on December 31, 2020. The notes payable are unsecured and there are no covenants associated with these notes payable.
Faraday & Future (HK) Limited
F&F HK provided an aggregate principal loan in the total sum of $212,007 to the Company as part of the agreement on March 30, 2018. On June 27, 2019, the Company entered into a note payable cancellation agreement for a portion of the note payable with F&F HK effective January 1, 2019 and simultaneously the note payable was assumed by a third-party lender. The agreement cancelled

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
9.Related Party Notes Payable (cont.)
$48,374 of principle and $5,805 of unpaid interest due to F&F HK. There was no loss or gain on the extinguishment of note payable due to the net carrying amount of the note payable extinguished being equivalent to the reacquisition price of the new note payable.
Leview Mobile (HK) Ltd
Leview provided an aggregate principal loan in the total sum of $66,859 to the Company as part of the agreement on March 30, 2018.
Beijing Bairui Culture Media, Co. Ltd
Between December 2017 and July 2018, the Company executed several notes payable agreements with Beijing Bairui Culture Media Co., Ltd. (“Bairui”) for total principal of $27,329. Bairui was previously controlled by the Company’s founder and former CEO. Each note payable originally matured one year after its issuance. The notes payable originally bore interest of 0% per annum. The notes payable were unsecured and there were no covenants associated with these notes payable. During the year ended December 31, 2019, Bairui forgave $2,487 of the outstanding notes payable.
Due to the notes payable having below market interest rates, the Company imputed interest upon entering into the notes payable resulting in a notes payable discount and a capital contribution due to the related party nature of the arrangements.
On January 1, 2020, the Company executed an amendment to consolidate the notes payable into one note for the same amount, extend the maturity date of this note payable to December 31, 2020, and increase the interest rate from 0% to 12%. Since the cash flows of the modified note payable exceeded the cash flows of the original notes payable by more than 10%, the modification was accounted for as an extinguishment with a loss on extinguishment of $314 recorded in (Loss) Gain at Settlement of Related Party Notes Payable, Notes Payable, and Vendor Payables in Trust, Net in the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2020. The net carrying value of the original note payable of $20,842 was replaced with a note payable with a fair value of $21,156. Additionally, accretion of $657 and $2,586 was recorded in Interest Expense during the years ended December 31, 2021 and 2020, respectively, related to the unamortized discount.
CYM Tech Holdings LLC
On August 28, 2020, the related party notes payable with F&F HK, Leview, and Bairui were restructured to consolidate the lenders and extend the maturity date through June 30, 2021, transferring both the principal and accrued interest to the new lender, CYM Tech Holdings LLC, wholly-owned subsidiary of members of management.
The related party notes payable that were restructured were the following:
Before Restructuring

Lender	Principal
Faraday & Future (HK) Limited	$149,081
Leview Mobile (HK) Ltd	66,859
Beijing Bairui Culture Media, Co. Ltd	24,603
Total	$240,543
After Restructuring

Lender	Principal
CYM Tech Holdings LLC	$240,543
The restructuring was accounted for as a troubled debt restructuring because the Company was experiencing financial difficulty and the conversion mechanism results in the effective borrowing rate decreasing after the restructuring which was determined to be a concession. Since the future undiscounted cash flows of the restructured note payable exceed the net carrying value of the original notes payable due to the maturity date extension, the restructuring is accounted for prospectively with no gain or loss recorded in the Consolidated Statements of Operations and Comprehensive Loss. The Company concluded that the conversion features do not require bifurcation based on the derivative accounting scope exception in ASC 815 for certain contracts involving an entity’s own equity.
On April 9, 2021, the Company executed agreements with CYM Tech Holdings LLC to convert their notes with principal amounts of $194,810 and accrued interest of $71,764 into the commitment to issue Class A Common Stock. Under the agreements, the notes ceased to accrue interest on March 31, 2021. On May 13, 2021, principal amounts of $90,869 and accrued interest of $43,490 were converted into shares of Legacy FF convertible preferred stock and on July 21, 2021, were converted into Class A Common Stock upon the closing of the Business Combination.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
9.Related Party Notes Payable (cont.)
Prior to Closing of the Business Combination, the Company converted principal amounts of $130,479 and accrued interest of $29,958 into Class A Common Stock.
In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the remaining principal of $19,196.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$240,543
Accrued interest	—	64,827
Interest expense	8,801	10,134
Principal settled with equity	240,543	—
Interest settled with equity	73,448	—
(4)In 2019, the Company borrowed $10,000 from Evergrande Health Industry Group Limited (“China Evergrande”). China Evergrande is an affiliate of a significant shareholder of the Company. The note payable matured on June 30, 2019. The note payable bore interest at an annual rate of 10.00% if repaid through June 30, 2019 and increased to 15.00% per annum thereafter. The note payable was unsecured and there were no covenants associated with this note payable.
In conjunction with the Closing of the Business Combination, the Company paid cash to settle the related party note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$10,000
Accrued interest	—	2,839
Interest expense	869	1,611
Principal payments in cash	10,000	—
Interest payments in cash	3,708	—
(5)The Company issued 10% interest notes with various related parties through the Note Purchase Agreements (“NPA”).
On April 29, 2019, the Company executed the NPA with U.S. Bank National Association, as the notes agent, and Birch Lake Fund Management, LP as the collateral agent. The aggregate principal amount that may be issued under the NPA was $200,000.
All obligations due under the NPA bore interest of 10% per annum and are collateralized by a first lien, with second payment priority, on virtually all tangible and intangible assets of the Company.
On October 9, 2020, the Company entered into the Second Amended Restated NPA (“Second A&R NPA”) with Birch Lake and the lenders which extended the maturity dates of all NPA notes to the earliest of (i) October 6, 2021, (ii) the consummation of a Qualified Special Purpose Acquisition Company Merger (“Qualified SPAC Merger”), (iii) the occurrence of a change in control, or (iv) the acceleration of the NPA obligations pursuant to an event of default, as defined in the NPA, as amended.
In May 2019, the Company executed a joinder agreement to the NPA with an employee for a convertible note payable with total principal of $1,650. The note payable matured on May 31, 2020 and the interest rate, collateral, and covenants are the same as the NPA. Upon both a preferred stock offering and prepayment notice by the holder or the maturity date of the notes payable, the holder of the note payable may elect to convert all of the outstanding principal and accrued interest of the note payable plus a 20.00% premium into shares of preferred stock of the Company issued in a preferred stock offering. The Company elected the fair value option for this note payable. See Note 8, Fair Value of Financial Instruments. The fair value of the note payable was $1,970 as of December 31, 2020.
In July 2019, the Company executed a joinder agreement to the NPA with a company owned by an employee for a convertible note payable with total principal of $16,462. The note payable originally matured on May 31, 2020 and the interest rate, collateral, and covenants are the same as the NPA. Upon both a preferred stock offering and prepayment notice by the holder or the maturity date of the note payable, the holder of the note payable may elect to convert all of the outstanding principal and accrued interest of the note payable plus a 20.00% premium into shares of preferred stock of the Company issued in a preferred stock offering. The Company elected the fair value option for this note payable. See Note 8, Fair Value of Financial Instruments. The fair value of the note payable was $19,657 as of December 31, 2020.
In conjunction with the Closing of the Business Combination, the Company paid cash and issued Class A Common Stock to settle the related party note payable.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
9.Related Party Notes Payable (cont.)

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$18,112
Accrued interest	—	2,635
Interest expense	1,064	1,840
Principal and conversion premium settled with equity	3,622	—
Interest settled with equity	3,638	—
Principal payments in cash	18,112	—
Interest payments in cash	62	62
In April 2019, the Company executed a joinder agreement to the NPA with a U.S. based investment firm for a convertible note payable with total principal of $8,581. The convertible note payable originally matured on May 31, 2020. The interest rate, collateral, and covenants were the same as the NPA. Upon both a preferred stock offering and prepayment notice by the holder or the maturity date of the notes payable, the holder of the note payable may elect to convert all of the outstanding principal and accrued interest of the note payable plus a 20% premium. The Company elected the fair value option for these notes payable. The note payable is collateralized by virtually all tangible and intangible assets of the Company.
In conjunction with the Closing of the Business Combination, the Company paid cash and issued Class A Common Stock to settle the related party note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$8,581
Accrued interest	—	1,418
Interest expense	496	861
Principal conversion premium settled with equity	1,716	—
Interest payments settled with equity	1,914	—
Principal payments in cash	8,581	—
In May 2019, the Company borrowed $900 through a note payable from a U.S. based investment firm under the NPA. The note payable originally matured on March 6, 2020 and bore interest of 10% per annum. In conjunction with the Closing of the Business Combination, the Company paid cash and issued Class A Common Stock to settle the related party note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$900
Accrued interest	—	143
Interest expense	50	90
Principal conversion premium settled with equity	180	—
Interest payments settled with equity	193	—
Principal payments in cash	900	—
(6)The Company issued the following notes with various related parties in China.
In April 2017, the Company entered into a $728 note payable with an employee. The note originally matured on October 2, 2017 and bore interest at 0% per year. The note had no covenants and was unsecured.
Due to the note payable having an interest rate below market rates, the Company imputed interest upon executing the note payable resulting in a note payable discount and a capital contribution due to the related party nature of the arrangement.
On September 25, 2020, the notes payable was modified to extend the maturity to June 30, 2021 and add a conversion feature to allow conversion of the note payable into a variable number of SPAC shares if a Qualified SPAC Merger occurs. Since the conversion feature is substantive as it is reasonably possible to be exercised, this modification was accounted for as an extinguishment. The conversion feature does not require bifurcation because it is clearly and closely related to the debt host since the conversion does not involve a substantial premium or discount. The modification agreement and the accounting conclusions are collectively referred to as

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
9.Related Party Notes Payable (cont.)
the September 2020 Modification. The Company recorded an immaterial gain on extinguishment and immaterial accretion of discount in the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2021 and 2020.
In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the related party note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$766
Accrued interest	—	—
Interest expense	55	72
Principal settled with equity	774	—
Foreign exchange (gain) loss on principal	46	49
In February 2020, the Company borrowed $1,410 through a note payable from an employee. The note originally matured on August 14, 2020, bore interest at 8.99% per annum, had no covenants and was unsecured.
As a result of the September 2020 Modification, the Company recorded an immaterial gain on extinguishment and immaterial accretion of that discount in the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2021 and 2020.
In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the related party note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$1,410
Accrued interest	—	69
Interest expense	41	111
Principal settled with equity	1,410	—
Interest settled with equity	44	—
Interest payments in cash	63	42
Proceeds	—	1,410
(7)In December 2020, the Company entered into two notes payable for a total of $424. The notes payable did not have a stated maturity or bear interest. The notes had no covenants and were unsecured. In March 2021, the Company received a $200 bridge loan. The two notes payable totaling $424 and the $200 bridge loan were repaid in cash during the year ended December 31, 2021.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$424
Principal payments in cash	624	—
Proceeds	200	424
(8)In November 2019 and December 2019, the Company executed three notes payable with an affiliated company for total principal of $4,160. The notes payable originally matured on December 31, 2020 and bore interest at 6.99%.
As a result of the September 2020 Modification, the Company recorded an immaterial gain on extinguishment and immaterial accretion of the discount in the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2021 and 2020.
In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the related party note payable.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
9.Related Party Notes Payable (cont.)

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$4,160
Accrued interest	—	313
Interest expense	211	293
Principal settled with equity	4,160	—
Interest settled with equity	474	—
(9)Between January 2020 and August 2020, the Company executed nine notes payable with an affiliated company for a total of $8,422. The notes payable matured on December 31, 2020 and bear interest at 8%, besides one note for $500 which matured on June 30, 2020 and bore interest at 8%. The notes had no covenants and were unsecured.
As a result of the September 2020 Modification, the Company recorded an immaterial gain on extinguishment and immaterial accretion of discount in the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2021 and 2020.
In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the related party note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$6,452
Accrued interest	—	435
Interest expense	321	435
Principal settled with equity	6,452	—
Interest settled with equity	721	—
Principal payments in cash	—	1,969
Proceeds	—	8,422
(10)The Company issued the following notes with a related party.
In July 2017, the Company borrowed $22,400 through a note payable from an entity formerly controlled by the Company’s founder and former CEO. The note originally matured on December 31, 2019, bore interest at 1.52% per annum, had no covenants, and was unsecured. During 2017 and 2018, there were a total of $18,000 of principal payments. In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the related party note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$4,400
Accrued interest	—	314
Interest expense	37	84
Principal settled with equity	4,400	—
Interest settled with equity	351	—
In December 2020, the Company borrowed an additional $2,240 through a note payable from an entity formerly controlled by the Company’s founder and former CEO. The note originally matured on July 1, 2020, bore interest at 8.99% per annum, had no covenants, and was unsecured. In conjunction with the Closing of the Business Combination, the Company paid cash and issued Class A Common Stock to settle the related party note payable.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
9.Related Party Notes Payable (cont.)

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$2,240
Accrued interest	—	202
Interest expense	111	185
Principal settled with equity	2,240	—
Interest settled with equity	313	—
In January 2020, the Company borrowed an additional $300 through a note payable from an entity formerly controlled by the Company’s founder and former CEO. The note originally matured on June 30, 2020, bore interest at 8% per annum, had no covenants, and was unsecured. In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the related party note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$300
Accrued interest	—	23
Interest expense	13	23
Principal settled with equity	300	—
Interest settled with equity	36	—
Proceeds	—	300
In October 2018, the Company borrowed $1,500 through a note payable from an entity formerly controlled by the Company’s founder and former CEO. The note originally matured on December 31, 2019, bore interest at 2.86% per annum, had no covenants, and was unsecured. In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the related party note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$1,500
Accrued interest	—	95
Interest expense	24	43
Principal settled with equity	1,500	—
Interest settled with equity	119	—
As a result of the September 2020 Modification of notes with principal amounts of $4,400, $2,240, $300, and $1,500, the Company recorded an immaterial gain on extinguishment and immaterial accretion of debt discount in the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2021 and 2020.
(11)The Company issued the following notes with a related party.
In March 2019, the Company borrowed $1,500 through a note payable from a related party. The note originally matured on March 6, 2020, bore interest at 8.99% per annum, had no covenants and was unsecured. Principal repayments of $1,000 were made in 2019 and $120 in 2020. In conjunction with the Closing of the Business Combination, the Company paid cash and issued Class A Common Stock to settle the related party note payable.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
9.Related Party Notes Payable (cont.)

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$380
Accrued interest	—	99
Interest expense	21	45
Principal settled with equity	380	—
Interest settled with equity	118	—
Principal payments in cash	—	120
In June 2019, the Company borrowed $3,600 through a note payable from a related party, which was repaid in 2019. The note matured on July 5, 2019, bore interest at 2.99% per annum, had no covenants and was unsecured. In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the related party note payable.

	As of and for the Year Ended December 31,
	2021	2020
Accrued interest	—	4
Interest settled with equity	4	—
In September 2019, the Company borrowed $180 through a note payable from a related party. The note originally matured December 1, 2019, bore interest at 6.99% per annum, had no covenants, and was unsecured. In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the related party note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$180
Accrued interest	—	10
Interest expense	8	6
Principal settled with equity	180	—
Interest settled with equity	17	—
In November 2019, the Company borrowed $2,700 through a note payable from a U.S. based investment firm. The note originally matured on June 3, 2020, bore interest at 6.99% per annum, had no covenants, and was unsecured. Principal payments of $1,500 were made in 2020. In conjunction with the Closing of the Business Combination, the Company paid cash and issued Class A Common Stock to settle the related party note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$1,200
Accrued interest	—	192
Interest expense	55	171
Principal settled with equity	1,200	—
Interest settled with equity	239	—
Principal payments in cash	—	1,500
Interest payments in cash	—	5
As a result of the September 2020 Modification of the $380 notes, the $180 notes and the $1,200 notes, the Company recorded an immaterial gain on extinguishment and immaterial accretion of the debt discount in the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2021 and 2020.
(12)The Company issued the following notes with a related party.
During 2019, a U.S. corporation controlled by a related party of the Company made deposits of $11,635 with the Company as a right of first refusal to lease FF 91 vehicles. On February 1, 2020, due to production delays the Company entered into a deposit conversion

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
9.Related Party Notes Payable (cont.)
agreement with this corporation to convert the deposit amounts previously paid into a note payable. Upon conversion, the Company reclassified the deposit recorded in other current liabilities as of December 31, 2019 to related party notes payable as of December 31, 2020. The note matured on December 31, 2020, bore interest at 8.0% per annum, had no covenants, and was unsecured.
As a result of the September 2020 Modification, the Company recorded an immaterial gain on extinguishment and immaterial accretion of debt discount in the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2021 and 2020.
In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the related party note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$11,635
Accrued interest	—	1,177
Interest expense	515	933
Principal settled with equity	11,635	—
Interest settled with equity	1,692	—
Assumed Related Party Notes Payable in the Business Combination
As part of the Business Combination, the Company assumed related party promissory notes of $500 and related party convertible notes of $300, which PSAC issued to certain related parties during 2021. The promissory note was non-interest bearing and due on the date on which the Company consummates a Business Combination and was unsecured. The convertible note was non-interest bearing and due on the date on which the Company consummates a Business Combination and was unsecured. The convertible related party notes were fair valued at $580 at the Closing Date. As part of the Closing of the Business Combination, the Company issued Class A Common Stock and 80,000 Private Warrants to settle related party notes of PSAC with an aggregate principal amount of $800.
Fair Value of Related Party Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s related party notes payable not carried at fair value using inputs from Level 3 under the fair value hierarchy is $13,337 and $287,183 as of December 31, 2021 and 2020, respectively.
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of related party notes payable as of December 31, 2021 were as follows:

Years ended December 31,
Due on demand	$13,655

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
10.Notes Payable
Notes payable consists of the following as of December 31, 2021:

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value
March 1, 2021 Notes(1)	March 1, 2022	14.00%	$55,000	$7,692	$(5,997)	$56,695
August 26, 2021 Notes(1)	March 1, 2022	14.00%	30,000	1,011	(87)	30,924
June 9, 2021 Note 1 and Note 2(2)	December 9, 2022	—%	40,000	8,503	(9,522)	38,981
August 10, 2021 Optional Notes(2)	February 10, 2023	15.00%	33,917	12,283	(11,518)	34,682
Notes payable - China various other(3)	Due on demand	—%	5,458	—	—	5,458
Notes payable(4)	April 17, 2022	1.00%	193	—	—	193
Auto loans	Various	Various	121	—	—	121
			$164,689	$29,489	$(27,124)	$167,054
Notes payable consists of the following as of December 31, 2020:

	December 31, 2020
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	Loss(Gain) on Extinguish-ments	Net Carrying Value
Note payable(5)	Contingent	12.00%	$57,293	$—	$—	$57,293
Notes payable – NPA tranche(6)	October 6, 2021	10.00%	17,637	3,422	—	21,059
Notes payable(7)	June 30, 2021	12.00%	19,100	—	—	19,100
Notes payable – China various other(8)	Due on Demand	9.00%	3,677	—	(18)	3,659
Notes payable – China various other(8)	Various Dates 2021	6.00%	4,869	—	(62)	4,807
Notes payable – China various other(3)	Due on Demand	—%	4,597	—	—	4,597
Note payable(9)	March 9, 2021	—%	15,000	2,712	—	17,712
Note payable(10)	October 6, 2021	12.75%	15,000	5,972	—	20,972
Notes payable(4)	April 17, 2022	1.00%	9,168	—	—	9,168
			$146,341	$12,106	$(80)	$158,367

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
In addition, in conjunction with the issuance of the notes payable, the Company committed to issue the Ares Warrants to the lender to purchase the Company’s Class A Common Stock no later than August 11, 2021, or if earlier, 15 days after consummation of the Business Combination. The warrants have a term of six years, be equal to 0.20% of the fully diluted capitalization of FFIE’s Class A Common Stock and have an exercise price of $10.00 per share. The commitment to issue the warrants meets the definition of a derivative, was accounted for as a liability, and will be marked to fair value at the end of each reporting period with changes in fair market value recorded in the Consolidated Statements of Operations and Comprehensive Loss. The Company determined the commitment to issue warrants was a liability as of March 1, 2021, and estimated the fair value of the warrants to be $5,000 using the Black-Scholes option-pricing model (see Note 8, Fair Value of Financial Instruments).
On August 5, 2021, the Company issued Ares warrants to purchase 670,092 shares of Class A Common Stock at an exercise price of $10.00 per share. The warrants are exercisable at any time within 6 years of the issuance date. Upon their issuance, the warrants met

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
10.Notes Payable (cont)
all requirements for equity classification under the equity scope exception in ASC 815-40 as the number of shares underlying the warrants and their exercise price were fixed. Accordingly, the Company determined the fair value of the Ares Warrants to be $2,507 on August 5, 2021 and recorded the value as a discount to the Notes Payable and an increase in APIC in the Consolidated Balance Sheets as of December 31, 2021.
On August 26, 2021, the Company exercised its option under the March 1, 2021 notes payable agreement with Ares to draw an additional principal amount of $30,000, receiving net proceeds of $29,913, inclusive of $87 of debt issuance costs paid directly by the lender.
The notes payable are collateralized by a first lien on virtually all tangible and intangible assets of the Company and bear interest at 14% per annum and mature on March 1, 2022. As the August 26, 2021 Notes mature in less than one year, according to the terms of the amended NPA, the Company expects to repay them with a payment premium of 14% (“Payment Premium”). The Company has elected the fair value option to value the notes as the notes include features, such as a contingently exercisable put option, which meet the definition of an embedded derivative.
Upon the Closing of the Business Combination, the cash requirement prescribed in the NPA increased from $5,000 to $25,000. The Company has classified $25,000 as Restricted Cash on its Consolidated Balance Sheet as of December 31, 2021.
On February 25, 2022, the Company paid $96,921 in cash to settle the March 1, 2021 Notes and the August 26, 2021 Notes with principal amount of $85,000, accrued interest of $9,856 and Payment Premium of $2,065.

March 1, 2021 Notes	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$55,000	$—
Accrued interest	6,455	—
Interest expense	6,455	—
Original issue discount	3,490	—
Proceeds	51,510	—

August 26, 2021 Notes	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$30,000	$—
Accrued interest	1,473	—
Interest expense	1,473	—
Original issue discount	87	—
Proceeds	29,913	—
(2)On June 9, 2021, the Company amended the NPA to permit the issuance of two notes payable, each with a principal value of $20,000 (“June 2021 Notes”), to a US-based investment firm. The Company received net proceeds of $35,603 as part of the June 2021 Notes inclusive of $4,200 of original issuance discount and $197 of debt issuance costs paid by the lender. The June 2021 Notes are subordinate to the notes payable issued to Ares on March 1, 2021 and August 26, 2021 (see (1) above) and senior in priority to the notes payable issued under the NPA prior to September 9, 2020. The June 2021 Notes mature on December 9, 2022, and do not bear interest unless extended beyond its maturity date by the US-based investment firm, in which case, the June 2021 Notes will bear interest at 10% per annum starting upon their original maturity. Each of the June 2021 Notes are subject to an original issue discount of 8% and 13%, respectively. One of the June 2021 Notes with a principal amount of $20,000 contains a conversion premium that, within a year of a Qualified SPAC Merger, the then outstanding principal and accrued interest of the notes playable plus a 30% premium may convert into Class A Common Stock of the Company, at the election of the US-based investment firm.
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
As part of the amendment to the NPA from June 9, 2021, on or prior to the 12-month anniversary of the Qualified SPAC Merger, the US-based investment firm has the option to purchase additional notes for up to $40,000 and if drawn, would be subject to similar original issue discounts, warrant provisions, and conversion premiums as the June 2021 Notes. The warrants issued with the June 2021 Notes and the Optional Notes, along with the notes previously issued to the same lender, are provided with anti-dilution protection. The US-based investment firm has not elected to convert the Optional Notes to Class A Common Stock and they are outstanding as of December 31, 2021.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
10.Notes Payable (cont)
On August 10, 2021, in accordance with the NPA, the US-based investment firm exercised its option to purchase optional notes (“Optional Notes”) with principal of $33,917, whose option was in conjunction with the original September 9, 2020, January 13, 2021 and March 12, 2021 notes payable. The Company received net proceeds of $30,375, which is the total principal amount of $33,917 net of 8% original issue discount and $828 of issuance costs. The Optional Notes bear interest at 15% beginning December 2021, and have a maturity date of February 10, 2023. The Optional Notes are convertible at the option of the holder with a conversion price of $10.00 per share. The Optional Notes contain a conversion premium, effective until August 10, 2022, according to which the outstanding principal and accrued interest of the notes payable at the time of liquidation plus a 30% premium are convertible into shares of Class A Common Stock. The Company elected the fair value option to measure the Optional Notes (see Note 8, Fair Value of Financial Instruments).
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
Subsequent to the balance sheet date, in January 2022, the Company defaulted on the June 2021 Notes and the Optional Notes. The holders of the Optional Notes have waived the default.

June 9, 2021 Note 1	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$20,000	$—
Original issue discount and debt issuance costs	1,797	—
Proceeds	18,203	—

June 9, 2021 Note 2	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$20,000	$—
Original issue discount and debt issuance costs	2,600	—
Proceeds	17,400	—

August 10, 2021 Optional Notes	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$33,917	$—
Accrued interest	183	—
Interest expense	183	—
Original issue discount and debt issuance costs	3,542	—
Proceeds	30,375	—
(3)The Company issued notes with various third parties through its operations in China.
In 2017 and 2018, the Company borrowed $4,371 through notes payable from various Chinese lenders. As a result of the September 2020 Modification of the notes payable, the Company recorded an immaterial gain on extinguishment and immaterial accretion of the discount in the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2021 and 2020.
In 2019, the Company entered into a $700 note payable with an employee. The Company reclassified the $730 carrying value of this loan from related party notes payable to notes payable when the employee left the employment of the Company. The notes payable are payable on demand by the lenders, do not have a stated interest rate, have no covenants, and are unsecured. The notes payable remain outstanding at December 31, 2021.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$5,458	$4,597
Foreign exchange (gain) loss on principal	133	297
Reclassification from related party notes payable	730	—
(4)On April 17, 2020, the Company received loan proceeds from East West Bank of $9,168 under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and provided for

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
10.Notes Payable (cont)
loans to qualifying businesses. The loans and accrued interest are forgivable so long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities, as described in the CARES Act. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the later of the first six months or when the amount of the loan forgiveness is determined. The Company used the proceeds for purposes consistent with the PPP requirements. The note matured on April 17, 2022, had no covenants, and was unsecured.
The Company was notified by East West Bank that a principal amount of $8,975 as well as accrued interest of $155 relating to the PPP Loan had been forgiven by the Small Business Administration as of December 31, 2021. The Company recorded the forgiveness of the principal and interest in (Loss) Gain at Settlement of Related Party Notes Payable, Notes Payable, and Vendor Payables in trust, net in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021. The Company paid the remaining principal and accrued interest in an aggregate amount of $195 in April 2022.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$193	$9,168
Accrued interest	2	65
Interest expense	92	65
Payroll Protection Program principal forgiveness	8,975	—
Payroll Protection Program interest forgiveness	155	—
Proceeds	—	9,168

The Company settled select notes payable through the conversion of notes payable into Class A Common Stock just prior to the Business Combination and a combination of cash payments and the commitment to issue Class A Common Stock in settlement of outstanding principal plus accrued interest and conversion premiums pursuant to the Closing of the Business Combination, as follows:

	Year ending December 31, 2021
Note Name	Net Carrying Value at 12/31/2020	Borrowings, net of OID	Fair Value Measurement Adjustments	Accrued Interest at Settlement	FX and Other	Cash Payment	Equity Settlement	Net Carrying Value at 12/31/2021	Loss (Gain) at Settlement
Settlement prior to the Business Combination:
Note payable(5)	$57,293	$—	$—	$17,177	$(1,293)	$—	$(73,177)	$—	$—
Notes payable(7)	19,100	—	—	6,098	—	—	(25,198)	—	—
Subtotal settlements prior to the Business Combination	76,393	—	—	23,275	(1,293)	—	(98,375)	—	—
Settlements in the Business Combination:
Notes payable – NPA(6)	21,059	—	104	3,614	—	(17,636)	(7,141)	—	2,699
Notes payable – China(8)	3,659	—	—	2,713	56	—	(6,428)	—	2,430
Notes payable – China(8)	4,807	—	—	757	110	—	(5,674)	—	2,145
Note payable(9)	17,712	—	1,988	—	667	—	(20,367)	—	7,698
January 13 and March 12, 2021 Notes(9)	—	16,790	6,935	—	—	—	(23,725)	—	8,968
Note payable(10)	20,972	—	138	270	667	(18,992)	(3,055)	—	1,155
January 13 and March 8, 2021 Notes(10)	—	8,750	4,901	82	—	(11,582)	(2,151)	—	813
Subtotal settlements in the Business Combination	68,209	25,540	14,066	7,436	1,500	(48,210)	(68,541)	—	25,908
Notes payable(4)	9,168	—	—	—	(8,975)	—	—	193	(8,975)
Total	$153,770	$25,540	$14,066	$30,711	$(8,768)	$(48,210)	$(166,916)	$193	$16,933
Conversion of Notes Payable
Just prior to the Business Combination, the Company converted notes payable with an aggregate principal balance of $75,100 and accrued interest of $23,275 into 7,688,153 shares of Class A Common Stock.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
10.Notes Payable (cont)
Closing of the Business Combination
As described in Note 3, Business Combination, in conjunction with the closing of the Business Combination, the Company paid $48,210 in cash and a commitment to issue 6,854,013 shares of Class A Common Stock to settle notes payable principal amounts of $85,202, net carrying amount of $93,749, and accrued interest of $7,436. Where the Company converted notes payable into Class A Common Stock, the Company recorded a loss at settlement of the notes payable of $25,908 in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.
(5)In January 2019, upon extinguishment of a portion of the Faraday and Future (HK) Limited related party notes payable, the Company borrowed $54,179 through notes payable from a Chinese lender. The notes payable originally matured on December 31, 2020, bore interest of 12.00% per annum, had no covenants, and were unsecured.
On December 31, 2020, the notes payable were modified to extend the maturity date to June 30, 2021 and add a conversion feature. The conversion feature, which was contingent upon the closing of a Qualified SPAC Merger, requires the Company to issue Class A ordinary shares to the lender based on a fixed conversion ratios immediately prior to the closing of the Qualified SPAC Merger to settle the outstanding note payable before being exchanged for Qualified SPAC Merger shares at the closing date. The modification was accounted for as a troubled debt restructuring because the Company was experiencing financial difficulty and the conversion mechanism results in the effective borrowing rate decreasing after the restructuring. Since the future undiscounted cash flows of the restructured notes payable exceed the net carrying value of the original note payable due to the maturity date extension, the modification was accounted for prospectively with no gain or loss recorded in the Consolidated Statements of Operations and Comprehensive Loss. The Company concluded that the conversion feature does not require bifurcation based on the derivative accounting scope exception in ASC 815 for certain contracts involving an entity’s own equity.
In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$57,293
Accrued interest	—	13,769
Interest expense	3,408	7,387
Foreign exchange (gain) loss on principal	(1,293)	4,108
Principal settled with equity	56,000	—
Interest settled with equity	17,177	—
(6)The Company issued 10% interest notes with various third parties through the NPA. Notes payable issued under the NPA are collateralized by virtually all tangible and intangible assets of the Company. Upon both a preferred stock offering and prepayment notice by the holder or the maturity date of the notes payable, the holder of the notes payable may elect to convert all of the outstanding principal and accrued interest of the notes payable plus a 20% premium into shares of preferred stock of the Company issued in a preferred stock offering. The Company elected the fair value option for these notes payable. See Note 8, Fair Value of Financial Instruments. On October 9, 2020, the Company entered into the Second A&R NPA with Birch Lake and the lender, which extended the maturity dates of all NPA notes to the earliest of (i) October 6, 2021, (ii) the consummation of a Qualified SPAC Merger, (iii) the occurrence of a change in control, or (iv) the acceleration of the NPA obligations pursuant to an event of default, as defined in the NPA, as amended.
Between June 2019 and August 2019, the Company borrowed $17,637 through notes payable under the NPA. The notes originally matured on May 31, 2020 and bore interest of 10% per annum. In conjunction with the Closing of the Business Combination, the Company paid cash and issued Class A Common Stock to settle the notes payable.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
10.Notes Payable (cont)

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$17,637
Accrued interest	—	2,637
Interest expense	976	1,768
Principal conversion premium settled with equity	3,527	—
Interest settled with equity	3,613	—
Principal payments in cash	17,637	—
(7)The Company issued the following notes with an interest rate of 12.00% per annum.
On various dates in 2016, the Company borrowed amounts aggregating of $31,500 through notes payable issued by a U.S. based investment firm. The notes had no covenants and were unsecured.
In September and November, 2020, the notes payable were modified to extend the maturity date to June 30, 2021 and add a conversion feature. This feature, contingent upon the closing of a Qualified SPAC Merger, required the Company to issue Class A ordinary Stock to the lender based on a fixed conversion ratio immediately prior to the closing of the Qualified SPAC Merger to settle the outstanding notes payable before being exchanged for Qualified SPAC Merger shares upon the Qualified SPAC Merger closing date. The modification was accounted for as a troubled debt restructuring. The modification was accounted for prospectively with no gain or loss recorded in the Consolidated Statements of Operations and Comprehensive Loss. The Company concluded that the conversion features did not require bifurcation.
In December 2016, the Company borrowed $10,000 through notes payable issued by a U.S. based investment firm. The notes have no covenants and are unsecured. During 2019, the Company converted $600 of accrued interest into the principal balance of the notes payable. Just prior to the Business Combination, the Company converted the outstanding principal balance and accrued interest into Class A Common Stock to settle the note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$10,600
Accrued interest	—	2,547
Interest expense	704	1,275
Principal settled with equity	10,600	—
Interest settled with equity	3,251	—
In December 2016, the Company borrowed $1,500 through a note payable from a U.S. based investment firm. The note originally matured on December 31, 2019, had no covenants, and was unsecured. Just prior to the Business Combination, the Company converted the outstanding principal balance and accrued interest into Class A Common Stock to settle the note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$1,500
Accrued interest	—	587
Interest expense	112	203
Principal settled with equity	1,500	—
Interest settled with equity	699	—
In June 2016, the Company borrowed $20,000 through a note payable from a U.S. based investment firm. The note originally matured on October 15, 2019, had no covenants, and was unsecured. The Company made principal payments of $13,000 in 2018. Just prior to the Business Combination, the Company converted the outstanding principal balance, conversion premium and accrued interest into Class A Common Stock to settle the note payable.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
10.Notes Payable (cont)

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$7,000
Accrued interest	—	1,682
Interest expense	465	842
Principal and conversion premium settled with equity	10,375	—
Interest settled with equity	2,147	—
(8)The Company issued notes with various third parties through its operations in China.
As a result of the September 2020 Modification the Company recorded an immaterial gain on extinguishment and immaterial accretion of the discount in the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2021 and 2020.
In April 2017, the Company borrowed $3,496 through a note payable from a Chinese lender. The note originally matured on October 20, 2017, bore interest at 9.00% per annum, had no covenants, and was unsecured.
In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$3,677
Accrued interest	—	2,314
Interest expense	374	637
Principal settled with equity	3,715	—
Interest settled with equity	2,713	—
Foreign exchange (gain) loss on principal	219	237
Foreign exchange (gain) loss on accrued interest	167	142
Between January 2019 and December 2019, the Company borrowed $11,515 through notes payable from a Chinese lender. The notes payable matured on January 16, 2020 and December 6, 2020, bore interest at 6% per annum, had no covenants, and were unsecured. During 2019, the Company made principal payments of $8,155. In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the notes payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$4,140
Accrued interest	—	569
Interest expense	139	235
Principal settled with equity	4,181	—
Interest settled with equity	713	—
Foreign exchange (gain) loss on principal	260	219
Foreign exchange (gain) loss on accrued interest	44	35
Proceeds	—	766
Between June and September 2020, the Company borrowed $761 through notes payable from a Chinese lender. The notes payable were payable on demand by the lender, bore interest at 6% per annum, had no covenants, and were unsecured. In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the note payable.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
10.Notes Payable (cont)

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$729
Accrued interest	—	19
Interest expense	24	19
Principal settled with equity	736	—
Interest settled with equity	44	—
Principal payments	—	32
Foreign exchange (gain) loss on principal	(25)	—
Foreign exchange (gain) loss on accrued interest	1	—
Proceeds	—	761
(9)On September 9, 2020, the Company issued $15,000 of secured convertible promissory notes to a US-based investment firm by entering into a joinder to the NPA, received net proceeds of $13,800, inclusive of an 8% original issue discount. The senior convertible promissory notes bore interest at 0%. The NPA notes mature on the earliest of (i) March 9, 2022, (ii) the Vendor Trust maturity date (See Note 11, Vendor Payables in Trust), as amended, (iii) the maturity of any First Out NPA Notes, which include the notes with Birch Lake and FF Ventures (“First Out Notes”), or (iv) the acceleration of the NPA notes payable pursuant to an event of default.
In the event the Company consummates a Qualified SPAC Merger, an amount equal to 130% of all outstanding principal, accrued and unpaid interest, and accrued original issue discount through the date of consummation of the Qualified SPAC Merger will automatically convert into Class A ordinary stock of the SPAC in connection with the Qualified SPAC Merger and the notes payable and interest thereon shall no longer be outstanding and shall be deemed satisfied in full and terminated. The Company determined that the feature to settle the notes payable with shares upon the occurrence of a Qualified SPAC Merger was a contingent share-settled redemption option and represents an embedded derivative. Additionally, the feature to redeem the notes payable upon a default event is a contingently exercisable put option and represents an embedded derivative. The Company elected the fair value option for this note payable. See Note 8, Fair Value of Financial Instruments. The fair value of the note payable was $17,712 as of December 31, 2020.
In addition, the notes payable included a warrant to purchase ordinary stock. The holder of the warrant has the ability to exercise their right to acquire up to 525,000 shares of Class A Common Stock, as adjusted for certain down-round provisions, for a period of up to seven years, or September 9, 2027. The exercise price of the warrant is $10.00 each. The warrants are accounted for in equity based on the derivative accounting scope exception in ASC 815 for certain contracts involving an entity’s own equity. The Company estimated the fair value of the warrants to be $490 using the Black-Scholes option-pricing model (see Note 8, Fair Value of Financial Instruments). Determining the fair value of these warrants requires subjective assumptions, including the fair value of the underlying stock, risk-free interest rate, expected volatility of the underlying stock, and the expected dividend yield. These estimates involve inherent uncertainties and the application of management’s judgment.
On January 13, 2021, the Company amended the NPA to increase the principal amount of its $15,000 note payable by $667 as a consent fee permitting the issuance of additional notes payable. The Company recorded the consent fee in Interest Expense in the Consolidated Statements of Operations and Comprehensive Loss for year ended December 31, 2021. In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the note payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$15,000
Principal and conversion premium settled with equity	20,367	—
Proceeds	—	13,800
On January 13, 2021, the Company entered into a notes payable agreement under the NPA, (“January 13 Notes”) with a US-based investment firm for total principal of $11,250, receiving net proceeds of $9,870, net of an 8% original issue discount and $480 of debt issuance costs paid directly by the lender. The note payable is collateralized by a first lien on virtually all tangible and intangible assets of the Company and bears interest at 0% per annum. On March 12, 2021, the Company and the US-based investment firm entered into a notes payable agreement (“March 12 Notes”) for an aggregate principal amount of $7,000, receiving net proceeds of $6,440, net of an 8% original issue discount. The terms of this note payable were the same as the note payable issued on January 13, 2021. The

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
10.Notes Payable (cont)
Company elected the fair value option for these note payable because the inclusion of a conversion feature that allowed the lenders to convert the notes payable into Class A Common Stock after the closing of the Business Combination.
In conjunction with the issuance of the January 13 Notes and March 12 Notes, the Company issued warrants to purchase 662,083 shares of the Class A Common Stock with an exercise price of $10.00 per share, as adjusted for certain down-round provisions. The warrants were issued with a term of seven years. The Company recorded the fair value of the warrants in APIC in accordance with the derivative accounting scope exception in ASC 815 for certain contracts involving an entity’s own stock. The Company estimated the fair value of the warrants to be $1,988 using the Black-Scholes option-pricing model (see Note 8, Fair Value of Financial Instruments).
In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the note payable.

January 13 and March 12, 2021 Notes	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$—
Original issue discount and debt issuance costs	1,940	—
Principal and conversion premium settled with equity	23,725	—
Proceeds	16,310	—
(10)On October 9, 2020, the Company entered into a Second A&R NPA with Birch Lake borrowing $15,000 in secured convertible notes payable (“BL Notes”). The BL Notes accrued interest at 12.75% per annum through January 31, 2021 and at 15.75% per annum thereafter. The BL Notes mature on the earliest of (i) October 6, 2021, (ii) the consummation of a Qualified SPAC Merger, (iii) the occurrence of a change in control, or (iv) the acceleration of the NPA obligations pursuant to an event of default. Additionally, the BL Notes contain a liquidation premium that ranges from 35% to 45% depending on the timing of settlement with 50% of this premium convertible into equity and the lender is able to demand repayment if an event of default, change in control, or a Qualified SPAC Merger occurs. The Company determined that the feature to settle the BL Notes at a premium upon the occurrence of a default, change in control, or a Qualified SPAC Merger is a contingently exercisable put option with a liquidation premium and represents an embedded derivative. The Company elected the fair value option for this note payable. See Note 8, Fair Value of Financial Instruments. The fair value of the note payable was $20,972 as of December 31, 2020.
In conjunction with the Closing of the Business Combination, the Company paid cash and issued Class A Common Stock to settle the notes payable.

	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$15,000
Interest expense	1,334	366
Principal conversion premium settled with equity	2,785	—
Interest and adjustment fee settled with equity	270	—
Principal and conversion premium payments in cash	18,992	—
Interest payments in cash	1,197	366
Proceeds	—	15,000
On January 13, 2021, the Company amended the NPA to permit the issuance of additional secured convertible notes payable and issued $3,750 of notes payable to Birch Lake (“BL Notes”), receiving net proceeds of $3,285, net of a 6.50% original issue discount and $225 of debt issuance costs paid directly by the lender. The BL Notes accrued interest at 8% per annum. The BL Notes contained a liquidation premium that ranges from 35% to 45% depending on the timing of settlement, with 50% of this premium convertible into equity. The Company determined that the feature to settle the BL Notes at a premium upon the occurrence of a default, change in control, or a Qualified SPAC Merger was a contingently exercisable put option with a liquidation premium and represents an embedded derivative. The Company elected the fair value option to measure this note payable (see Note 8, Fair Value of Financial Instruments).
On March 8, 2021, the Company entered into a notes payable agreement under the NPA with Birch Lake for total principal of $5,600, receiving net proceeds of $5,240, inclusive of a 6.50% original issue discount and $307 of debt issuance costs paid directly by the lender. The notes payable accrued interest at 15.75% per annum. The notes payable contained a liquidation premium that ranges from 42% to 52% depending on timing of settlement, with 50% of the premium convertible into equity. The Company determined that the feature to settle the notes payable at a premium upon the occurrence of a default, change in control, or a Qualified SPAC Merger was a contingently exercisable put option with a liquidation premium and represents an embedded derivative. The Company elected the fair value option to measure these notes payable (see Note 8, Fair Value of Financial Instruments).

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
10.Notes Payable (cont)
In conjunction with the Closing of the Business Combination, the Company paid cash and issued Class A Common Stock to settle the notes payable.

January 13 and March 8, 2021 Notes	As of and for the Year Ended December 31,
	2021	2020
Outstanding principal	$—	$—
Original issue discount and debt issuance costs	1,132	—
Interest expense	632	—
Principal conversion premium settled with equity	2,069	—
Interest settled with equity	82	—
Principal and conversion premium payments in cash	11,582	—
Interest payments in cash	550	—
Proceeds	8,218	—
Fair Value of Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s notes payable not carried at fair value, using inputs from Level 3 under the fair value hierarchy, was $5,350 and $105,610 as of December 31, 2021 and 2020, respectively.
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of December 31, 2021 are as follows:

Years ended December 31,
2022	130,772
2023	33,917
$164,689
11.Vendor Payables in Trust
On April 29, 2019, Legacy FF established the Faraday Vendor Trust (“Vendor Trust”), with the intention to stabilize its supplier base by providing suppliers with the ability to exchange their unsecured trade receivables for secured trust interests. Repayment of the trust interests was governed by a Trade Receivables Repayment Agreement dated as of April 29, 2019 (“Trade Receivables Repayment Agreement”). All interests in the Vendor Trust were collateralized by a first lien, with third payment priority, in agreement with applicable intercreditor arrangements, on virtually all tangible and intangible assets of Legacy FF. The applicable interest rate for the vendor trust principal balance was 6.00%, calculated daily from the date of contribution and was non-compounding. Management determined that the economic substance of the obligations under the Vendor Trust was an in-substance financing.
A total of $0 and $111,574 of Legacy FF’s trade payables have been included in the Vendor Trust with accrued interest of $0 and $11,840 as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2020, the Company made aggregate payments of $4,500 on the Vendor Trust. The Vendor Trust also included approximately $8,380 of purchase orders as of the Closing Date related to goods and services yet to be received (“Future Work”). These vendors did not contribute any receivables into the Vendor Trust related to the Future Work, as the goods and services are to be received at a future date. As such, the Company may cancel the vendor’s interest in the Vendor Trust related to these purchase orders until such time that the vendors begin to fulfil the requested goods and services.

On October 30, 2020, the agreement governing the Vendor Trust (the “Vendor Trust Agreement”) was modified to add a conversion feature to allow the secured interests in the Vendor Trust to convert into PSAC shares if a Qualified SPAC Merger (as defined in the Vendor Trust Agreement) occurs. Management accounted for this modification as an extinguishment because the conversion feature was considered substantive, as the conversion feature was considered to be reasonably possible to be exercised. The conversion feature did not require bifurcation because it is clearly and closely related to the host instrument, since the conversion did not involve a substantial premium or discount. As a result, the Company recorded a discount of $1,812 against the carrying value of the Vendor Payables in Trust. The Company recorded accretion of $1,350 and $462 in Interest

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
11.Vendor Payables in Trust (cont)
Expense during the years ended December 31, 2021 and 2020, respectively, related to the discount created from the gain on extinguishment in the Consolidated Statements of Operations and Comprehensive Loss. These adjustments resulted in the Vendor Trust having a net carrying value of $110,224 as of December 31, 2020.
On March 1, 2021, the maturity date of the secured trust interests in the Vendor Trust was extended to the Closing of the Business Combination.
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
On June 7, 2021, the Company entered into agreements with two vendors and settled in cash part of their interest in the Vendor Trust totaling $5,367. The vendors’ remaining interests were settled along with the outstanding interests in the Vendor Trust as part of the close of the Business Combination.
On July 12, 2021, the Company entered into an agreement with a vendor to cancel the vendor’s interests in the Vendor Trust totaling $1,167 and instead transferring them to accounts payable to be repaid in cash as part of the ordinary course of business.
At the Closing Date of the Business Combination, the Company settled the outstanding payables in the Vendor Trust and accrued interest, by paying $22,355 in cash and the commitment to issue 9,618,542 shares of Class A Common Stock. The Company recorded a loss at settlement of the Vendor Trust, and accrued interest thereon, of $41,776 in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021 due to the payment of an exit fee of $2,250, as required by the Vendor Trust Agreement, and converting the beneficial interests in the Vendor Trust at $10.00 per share which was below the fair value of the stock on the date of conversion.
The Company committed to issue 838,040 shares of Class A Common Stock to settle Future Work, which were recorded as deposits in the amount of $8,380 as of the Closing Date of the Business Combination.
Through the payments and issuances of shares for outstanding payables, accrued interest and Future Work, the Company settled the outstanding interests in the Vendor Trust and no amount remains outstanding as of December 31, 2021.
12.Commitments and Contingencies
Purchase obligations
Purchase obligations represent legally binding commitments to purchase inventory, tooling, machinery and equipment as well as items to be used in research and development activities. Although open purchase orders are generally considered enforceable and legally binding, some of the Company’s purchase orders give the Company the option to cancel, reschedule and/or adjust its requirements based on its business needs prior to the delivery of goods or performance of services and to inspect and reject products, for example, if they do not comply with its specifications. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
As of December 31, 2021, the Company had binding purchase obligations and other commitments of $388,672.
The Palantir License
In July 2021, the Company and Palantir entered into a master agreement that sets forth the terms of the Palantir’s platform hosting arrangement which is expected to be used as a central operating system for data and analytics. Subsequent to entering into this arrangement, Palantir invested $25,000 in the Company through the PIPE Financing and became a shareholder of the Company. Under the platform hosting agreement, the Company committed to pay a total of $47,000 of hosting fees over a six-year term, $5,333 of which was paid during the year ended December 31, 2021. The software is cloud hosted for the entirety of the subscription term and the Company cannot take possession of the software. Accordingly, the

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
12.Commitments and Contingencies (cont)
Company determined that the subscription agreement represents a hosting arrangement that is a service contract. The Company amortizes the hosting costs on a straight-line basis over the agreement term.
Facility Leases
The Company’s lease agreements include leasehold improvement incentives as well as escalation clauses. The Company records rent expense on a straight-line basis over the lease term.
The Company has several noncancelable operating leases, primarily for office space, with various expiration dates through April 2027. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance.
The Company recorded rent expense of $2,665 and $2,452 for the years ended December 31, 2021 and 2020, respectively.
The minimum aggregate future obligations under noncancelable operating leases as of December 31, 2021 were as follows:

Year ended December 31,
2022	$2,384
2023	2,695
2024	2,775
2025	2,859
2026	2,944
Thereafter	991
$14,648
The Company has three capital leases, one in Hanford, California for its main production facility, and two equipment leases.
The minimum aggregate future minimum lease payments under capital leases as of December 31, 2021 were as follows:

Years ended December 31,
2022	$2,574
2023	2,166
2024	1,757
2025	1,792
2026	1,840
Thereafter	1,864
$11,993
Legal Matters
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
On December 23, 2021, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934 was filed in the United States District Court, Central District of California, against the Company and its current Chief Executive Officer, its current Chief Financial Officer, its current Chief Product and User Ecosystem Officer, as well as the CFO of Legacy FF, and the Co-CEOs of PSAC. On March 7, 2022, the court appointed co-lead plaintiffs and Co-Lead Counsel. Co-lead Plaintiffs filed an amended complaint on May 6, 2022. Defendants’ currently scheduled deadline to respond to the amended complaint is July 5, 2022. Thereafter, the defendants will have the opportunity to answer or file a motion to dismiss the lawsuit.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
12.Commitments and Contingencies (cont)
The Company believes the suit is without merit and therefore intends to vigorously defend the suit. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims.
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
As of December 31, 2021 and 2020, the Company had accrued contingent liabilities of $16,881 related to six legal matters and $6,025 related to four legal matters, respectively, for potential financial exposure primarily related to breach of contracts and employment matters which are deemed both probable of loss and reasonably estimable. As of December 31, 2021 and 2020, contingent liabilities of $16,881 and $5,025, respectively, were recorded in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets. As of December 31, 2020, non-current contingent liabilities of $1,000 were recorded in Other Liabilities, Less Current Portion on the Company’s Consolidated Balance Sheets.
In July 2021, the Company settled a legal matter with a former employee for $2,850 in cash and issued stock options to purchase 847,800 shares of Class A Common Stock at an exercise price of $2.55 per share (“Settlement Options”) and a grant date fair value of $8,459. The Settlement Options vested 21 days after the Closing Date of the Business Combination. As part of the settlement agreement, no party admitted or acknowledged the existence of any liability or wrongdoing and all claims, including damages, were voluntarily dismissed. The Company accrued $5,000 related to this matter as of December 31, 2020 and upon reaching the settlement in June 2021, recorded an incremental loss of $6,309 in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.
During year ended December 31, 2021, the Company recorded: (i) $7,584 related to an outstanding legal dispute for breach of a loan contract with the plaintiff seeking damages; (ii) $5,400 related to a legal dispute for breach of lease under which the Company was named a co-defendant in a civil action case with the plaintiff seeking damages including unpaid rent, future unpaid rent, unpaid expenses, and unpaid taxes related to the lease, which was settled in January 2022, pursuant to which the Company agreed to pay $1,800 in cash in January 2022 and an additional $3,400 plus 5% interest in October 2022; (iii) $1,672 related to an outstanding legal dispute for breach of service contract with the plaintiff seeking damages including late payments; and (iv) $1,200 related to an outstanding legal dispute for software infringement.
During the year ended December 31, 2020, the Company settled $2,500 of legal claims in cash. In addition, during the year ended December 31, 2020, the Company resolved a legal matter associated with a United States Department of Labor investigation without any additional fines or penalties, resulting in the reversal of accrued expenses of $2,255, which was recorded in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020.
During the year ended December 31, 2020, the Company received a judicial decision relating to a dispute for unpaid vendor payments. The judicial decision obligated the Company to pay $6,082 to certain vendors. The Company recorded $6,082 in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020 and recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheet as of December 31, 2020.

FF Intelligent Mobility Global Holdings Ltd.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
13.Stockholders’ Equity (Deficit)
The number of authorized, issued and outstanding stock, as recast, were as follows:

	December 31, 2021
	Authorized Shares	Shares Issued	Shares to be Issued	Total Issued and to be Issued Shares
Preferred Stock	10,000,000	—	—	—
Class A Common Stock	750,000,000	168,693,323	89,152,130	257,845,453
Class B Common Stock	75,000,000	—	64,000,588	64,000,588
	835,000,000	168,693,323	153,152,718	321,846,041

	December 31, 2020
	Authorized Shares	Issued Shares	Shares to be Issued	Total Issued and to be Issued Shares
Preferred Stock, as recast	10,000,000	—	—	—
Class A Common Stock, as recast	750,000,000	93,099,596	—	93,099,596
Class B Common Stock, as recast	75,000,000	64,000,588	—	64,000,588
	835,000,000	157,100,184	—	157,100,184
Commitment to Issue Class A and Class B Common Stock
Former stockholders and noteholders of Legacy FF are required to submit a signed company share letter of transmittal or converting debt letter of transmittal along with a lock-up agreement to the Company’s transfer agent in order for shares of the Company to be issued in their name in exchange for their shares in, notes from, vendor trust or other supplier agreements with Legacy FF. As of December 31, 2021, the Company’s transfer agent has issued 168,693,323 legally outstanding shares. Until the holder of the right to receive shares of the Company’s Class A Common Stock is issued shares, that holder does not have any of the rights of a stockholder.
Since December 31, 2021 and through the issuance of these Consolidated Financial Statements, the Company issued 68,742,020 shares of Class A Common Stock and 64,000,588 shares of Class B Common Stock related to the commitment to issue shares.
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
Voting
The holders of Class A Common Stock and Class B Common Stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders until the occurrence of a Qualifying Equity Market Capitalization, following which holders of Class B Common Stock shall be entitled to ten votes per share and shall continue to be entitled to ten votes per share regardless of whether the Qualifying Equity Market Capitalization shall continue to exist or not thereafter.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
13.Stockholder’s Equity (Deficit) (cont)
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
Conversion
Shares of Class B Common Stock have the right to convert into shares of Class A Common Stock at any time at the rate of one share of Class A Common Stock for each share of Class B Common Stock. Class A Common Stock does not have the right to convert into Class B Common Stock.
Liquidation
In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the Corporation, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the shares of the Common Stock shall be entitled to receive all the remaining assets of the Corporation available for distribution to its stockholders, ratably in proportion to the number of shares of the Common Stock held by them.
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
Prior to the Business Combination, the Company converted: (i) related party notes payable with a principal amount of $130,479 and accrued interest of $29,958 into the commitment to issue 11,566,196 shares of Class A Common Stock; and (ii) notes payable with a principal balance of $75,100 and accrued interest of $23,275 into the commitment to issue 7,823,306 shares of Class A Common Stock.
Conversion of Liabilities as Part of the Business Combination
In conjunction with the closing of the Business Combination, the Company paid $139,557 in cash and committed to issue 24,464,994 shares of Class A Common Stock to settle liabilities of the Company and to compensate active and former employees, as further described in Note 3, Business Combination.
Conversion of Class B Preferred Stock
During 2020, 20,779,412 shares of the Legacy FF’s Class B Preferred Stock automatically converted into 20,779,412 shares of the Company’s Class A Common Stock at a conversion rate of one for one. Automatic conversion was triggered due to the transfer of the Class B Preferred Stock to another party under certain permitted circumstances and in accordance with the Company’s certificate of incorporation effective at that time.
Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2021 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Public Warrants	22,977,568	$11.50	July 21, 2026
Private Warrants(1)	674,551	$11.50	July 21, 2026
Other warrants	4,544,258	$10.00	Various through August 10, 2028
Total	28,196,377

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
13.Stockholder’s Equity (Deficit) (cont)
(1) The Private Warrants are recorded in Other Liabilities, less Current Portion in the Consolidated Balance Sheet as of December 31, 2021.
14.Stock-Based Compensation
2021 SI Plan
In July 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 SI Plan”). The 2021 SI Plan allows the Board of Directors to grant up to 49,573,570 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for the Company’s Class A Common Stock to employees, directors, and non-employees. The number of shares of Class A Common Stock available under the 2021 SI Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022, and continuing until (and including) the calendar year ending December 31, 2031. Annual increases are equal to the lesser of (i) 5 percent of the number of shares of Class A Common Stock issued and outstanding on December 31 of the immediately preceding fiscal year and (ii) an amount determined by the Board of Directors. As of the effective date of the 2021 SI Plan, no further stock awards have been or will be granted under the EI Plan or STI Plan. As of December 31, 2021, there were no awards issued under the 2021 SI Plan.
As of December 31, 2021, the Company had 49,573,570 shares of Class A Common Stock available for future issuance under the 2021 SI Plan.
EI Plan
On February 1, 2018, the Board of Directors adopted the Equity Incentive Plan (“EI Plan”), under which the Board of Directors authorized the grant of up to 42,390,000 incentive and nonqualified stock options, restricted stock, unrestricted stock, restricted stock units, and other stock-based awards for Legacy FF’s Class A Ordinary Stock to employees, directors and non-employees.
On the Closing Date and in connection with the Business Combination, each of the Legacy FF’s outstanding options under the EI Plan immediately prior to the closing of the Business Combination remained outstanding and converted into the right to purchase the Company’s Class A Common Stock based on the Exchange Ratio.
A summary of the Company’s stock option activity under the EI Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	30,402,801	$2.45	8.75	$885
Granted	5,287,031	4.74
Exercised	(2,757,671)	2.30		7,740
Expired/forfeited	(969,240)	3.65
Outstanding as of December 31, 2021	31,962,921	$2.81	7.77	$86,075

Exercisable as of December 31, 2021	14,777,334	$2.51	6.93	$41,622
Vested and expected to vest as of December 31, 2021	26,660,149	$2.73	7.59	$72,705
The weighted-average assumptions used in the Black-Scholes option pricing model for awards granted during the twelve

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
14.Stock-Based Compensation (cont.)
months ended December 31, 2021 and 2020 are as follows:

	2021	2020
Risk-free interest rate:	0.79%	0.45%
Expected term (in years):	6.05	6.13
Expected volatility:	42.10%	37.25%
Dividend yield:	0.00%	0.00%
The total grant date fair value of options vested during the years ended December 31, 2021 and 2020 was $7,016 and $4,953, respectively.
As of December 31, 2021, the total remaining stock-based compensation expense for unvested stock options was $13,679 which is expected to be recognized over a weighted average period of 3.0 years.
STI Plan
On May 2, 2019, the Company adopted its Special Talent Incentive Plan (“STI Plan”) under which the Board of Directors may grant up to 14,130,000 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for Legacy FF’s Class A Ordinary Stock to employees, directors, and non-employees.
The STI Plan does not specify a limit on the number of stock options that can be issued under the plan. Per the terms of the STI Plan the Company must reserve and keep available a sufficient number of shares to satisfy the requirements of the STI Plan.
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
A summary of the Company’s stock option activity under the STI Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	6,490,208	$2.49	9.26	$1,174
Granted	5,516,399	7.82
Exercised	(1,630,925)	2.54		8,807
Expired/Forfeited	(848,955)	2.68
Outstanding as of December 31, 2021	9,526,727	$5.55	8.01	$13,905

Exercisable as of December 31, 2021	3,637,954	$2.95	6.24	$9,364
Vested and expected to vest as of December 31, 2021	7,608,158	$4.81	7.68	$13,896

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
14.Stock-Based Compensation (cont.)
The Company has elected to use the contractual term of non-employee options awarded under the STI Plan as the expected term. The weighted-average assumptions used in the Black-Scholes option pricing model for awards granted during the year ended December 31, 2021 and 2020 are as follows:

	2021	2020
Risk-free interest rate:	1.39%	0.59%
Expected term (in years):	9.06	10
Expected volatility:	35.86%	38.42%
Dividend yield:	0.00%	0.00%
The total grant date fair value of options vested during the years ended December 31, 2021 and 2020 was $3,106 and $6,860, respectively.
As of December 31, 2021, the total remaining stock-based compensation expense for unvested stock options was $7,600, which is expected to be recognized over a weighted average period of approximately 3.9 years.
Common Units of FF Global Partners LLC
During 2020, certain executives and employees of the Company were granted the opportunity to subscribe to 24,000,000 common units of FF Global Partners LLC (“FF Global Partners”). The subscription price of $0.50 per common unit, payable by the executives and employees of the Company, was financed through non-recourse loans issued by FF Global Partners payable in equal annual installments over ten years. The common units to be purchased with a non-recourse loan are required to be treated for accounting purposes as stock options granted by FF Global Partners to executives and employees of the Legacy FF. The awards were valued using the Black-Scholes option pricing model. The grant date fair value of the units purchased through non-recourse loans was immaterial for the year ended December 31, 2021 and 2020.
The following table presents stock-based compensation expense for all of the Company’s SI Plan, EI Plan, STI Plan and Common Units of FF Global Partners LLC included in each respective expense category in the Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31:

	2021	2020
Research and development	$4,001	$941
Sales and marketing	1,185	387
General and administrative	6,159	8,177
	$11,345	$9,505
On July 21, 2021, in connection with the Closing of the Business Combination, the Company issued 1,404,459 restricted stock awards with a grant date fair value of $13.78 per share as a bonus to employees and other service providers. The restricted stock awards vest 90 days from the grant date. As of December 31, 2021, 53,489 of these restricted stock awards had been forfeited.
The following table presents stock-based compensation expense included in each respective expense category in the Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31:

Restricted stock awards for employee bonus, net	2021	2020
Research and development	$7,613	$—
Sales and marketing	2,310	—
General and administrative	8,694	—
	$18,617	$—

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)

15.Income Taxes
The provision for income tax consisted of the following:

	2021	2020
Current:
Federal	$—	$—
State	3	3
Foreign	237	—
Total current	240	3

Deferred:
Federal	(48,017)	(11,456)
State	(49,894)	—
Foreign	(9,956)	(2,044)
Valuation allowance	107,867	13,500
Total deferred	—	—
Total provision	$240	$3
The components of losses before income taxes, by taxing jurisdiction, were as follows for the years ended December 31:

	2021	2020
U.S.	$(408,520)	$(79,605)
Foreign	(107,745)	(67,480)
Total	$(516,265)	$(147,085)
The provision for income taxes for the years ended December 31, differs from the amount computed by applying the statutory federal corporate income tax rate of 21% to losses before income taxes as a result of the following:

	2021	2020
Federal income tax expense	21.0%	21.0%
State income taxes (net of federal benefit)	3.8%	0.0%
Permanent differences	(0.1)%	(1.3)%
Fair value debt adjustments	(4.5)%	(0.6)%
Disallowed interest	(0.4)%	(2.7)%
Foreign tax rate difference	(0.2)%	(6.7)%
Return-to-provision adjustment	(3.1%)	0.4%
Uncertain tax benefit	(0.4)%	—
Expiration of tax attributes	(1.7)%	(1.0)%
State tax rate change on deferred taxes	6.4%	—
Valuation allowance	(20.8)%	(9.1)%
Effective tax rate	0.0%	0.0%
The main changes in permanent differences related to fair value adjustments on convertible related party notes payable and notes payable and disallowed interest expense due to embedded features. The main changes in foreign tax rate difference and valuation allowance related to higher foreign losses incurred in 2021.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
15.Income Taxes (cont.)
The tax effects of temporary differences for the years ended December 31, that give rise to significant portions of the deferred tax assets and deferred tax liabilities are provided below:

	2021	2020
Deferred Tax Assets:
Net operating losses (“NOL”)	$225,339	$123,633
Research and development credits	4,240	7,921
Accrued liabilities	16,258	7,564
Construction in progress	—	3,061
Excess interest expense under section 163(j)	5,018	3,670
Capital losses	3,420	2,407
Amortization	12,176	—
Stock-based compensation	187	428
Other	1,714	296
Gross deferred tax assets	268,352	148,980
Valuation allowance	(256,413)	(148,546)
Deferred tax assets, net of valuation allowance	11,939	434
Deferred Tax Liabilities:
Depreciation	(573)	454
State taxes	(11,366)	(888)
Total deferred tax liabilities	(11,939)	(434)
Total net deferred tax assets (liabilities)	$—	$—
The Company has recognized a full valuation allowance as of December 31, 2021 and 2020 since, in the judgment of management given the Company’s history of losses, the realization of these deferred tax assets was not considered more likely than not. The valuation allowance was $256,413 and $148,546 as of December 31, 2021 and 2020, respectively, with increases attributable to the current year’s provision. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. During 2021 and 2020, the Company evaluated the realizability of its net deferred tax assets based on available positive and negative evidence and concluded that the likelihood of realization of the benefits associated with its net deferred tax assets does not reach the level of more likely than not due to the Company’s history of cumulative pre-tax losses and risks associated with the generation of future income given the current stage of the Company’s business.

As of December 31, 2021, the Company has U.S. federal and foreign net operating loss carryforwards of $718,798 and $113,019, respectively, which will begin to expire in 2034 and 2022, respectively. The U.S. federal net operating loss carryforwards of $638,270 generated post the Tax Cuts and Jobs Act may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. The U.S. federal net operating loss carryforwards of $80,528 generated prior to December 31, 2018 may be carried forward for twenty years. As of December 31, 2021, the Company has California net operating loss carryforwards of $518,073, which will begin to expire in 2034.
The Company has no U.S. federal R&D tax credit carryforwards and a state R&D tax credit carryforward of $4,230 as of December 31, 2021. The U.S. state tax credits do not expire and can be carried forward indefinitely.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
15.Income Taxes (cont.)
In accordance with Internal Revenue Code Section 382 (“Section 382”) and Section 383 (“Section 383”), a corporation that undergoes an “ownership change” (generally defined as a cumulative change (by value) of more than 50% in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs and R&D tax credits to offset post-change taxable income and post-change tax liabilities, respectively. The Company’s existing NOLs and R&D credits may be subject to limitations arising from previous ownership changes, and the ability to utilize NOLs could be further limited by Section 382 and Section 383 of the Code. In addition, future changes in the Company’s stock ownership, some of which may be outside of the Company’s control, could result in an ownership change under Section 382 and Section 383 of the Code.
The Company’s intention is to indefinitely reinvest earnings in all jurisdictions outside the United States. As of December 31, 2021 and 2020, there was no material cumulative earnings outside the United States due to net operating losses and the Company has no earnings and profits in any jurisdiction, that if distributed, would give rise to a material unrecorded liability.
The Company is subject to taxation and files income tax returns with the U.S. federal government, California and China. As of December 31, 2021, the 2017 through 2021 federal returns and 2017 through 2021 state returns are open to exam. The Company’s 2017 and 2018 federal returns are currently under audit by the Internal Revenue Service (“IRS”). The Company is not under any tax audits on its China tax returns. All of the prior year tax returns, from 2016 through 2021, are open under China tax law.
Uncertain Income Tax Position
The aggregate change in the balance of unrecognized tax benefits for the years ended December 31, is as follows:

	2021	2020
Beginning balance	$2,666	$2,598
Increase related to current year tax positions	2,331	68
Ending balance	$4,997	$2,666
In accordance with ASC 740-10, Income Taxes — Overall, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. No interest and penalties related to the Company’s unrecognized tax benefits was accrued as of December 31, 2021 and 2020, as the uncertain tax benefit only reduced the net operating losses. The Company does not expect its uncertain income tax positions to have a material impact on its consolidated financial statements within the next twelve months. As of December 31, 2021 and 2020, the realization of uncertain tax positions were not expected to impact the effective rate due to a full valuation allowance on federal and state deferred taxes.
The following table summarizes the valuation allowance:

	2021	2020
Beginning balance	$148,546	$135,046
Increase related to current year tax positions	107,867	13,500
Ending balance	$256,413	$148,546

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)

16. Net Loss per Share
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
For purposes of presentation of basic and diluted net loss per share, the Company includes shares to be issued in the denominator in accordance with ASC 710-10-54-4 and ASC 260-10-45-48 as if they had been issued on the date of the merger, as such shares are non-contingent and are issuable for no consideration (see Note 3, Business Combination).
The net loss per common share was the same for the Class A and Class B Common Stock because they are entitled to the same liquidation and dividend rights and are therefore combined on the Consolidated Statements of Operations and Comprehensive Loss.
Because the Company reported net losses for all periods presented, all potentially dilutive Common Stock equivalents were determined to be antidilutive for those periods and have been excluded from the calculation of net loss per share.
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share as of December 31:

	2021	2020
Stock-based compensation awards – EI Plan	31,962,921	30,402,801
Stock-based compensation awards – STI Plan	9,526,727	6,490,208
Public Warrants	22,977,568	—
Private Warrants	674,551	—
Other warrants	4,544,258	272,730
Convertible notes payable	9,009,210	—
Total	78,695,235	37,165,739
17. Subsequent Events
Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Consolidated Financial Statements.
Special Committee Investigation

As previously disclosed on November 15, 2021, the Company’s Board established a special committee of independent directors (“Special Committee”) to investigate allegations of inaccurate Company disclosures, including those made in an October 2021 short seller report and whistleblower allegations, which resulted in the Company being unable to timely file its third quarter 2021 Quarterly Report on Form 10-Q, Annual Report on Form 10-K for the year ended December 31, 2021 and amended Registration Statement on Form S-1 (File No. 333-258993). The Special Committee engaged outside independent legal counsel and a forensic accounting firm to assist with its review. On February 1, 2022, the Company announced that the Special Committee completed its review. On April 14, 2022, the Company announced the completion of additional investigative work based on the Special Committee’s findings, which were performed under the direction of the Executive Chairperson, reporting to the Audit Committee. In connection with the Special Committee’s review and subsequent investigative work, the following findings were made:

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
17. Subsequent Events (cont.)
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

•Carsten Breitfield, FF’s Chief Executive Officer, reporting directly to Ms. Swenson and receiving a 25% annual base salary reduction;

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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
17. Subsequent Events (cont.)
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
SEC Investigation
Subsequent to the Company announcing the completion of the Special Committee investigation on February 1, 2022, the Company, certain members of the management team and employees of the Company received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation. The Company, which had previously voluntarily contacted the SEC in connection with the Special Committee investigation in October 2021, is cooperating fully with the SEC’s investigation. The outcome of such an investigation is difficult to predict. The Company has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, The Company is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss.
Settlement of the Hans litigation
In January 2022, the Company settled an outstanding legal dispute for breach of lease under which the Company was named a co-defendant in a civil action case with the plaintiff seeking damages including unpaid rent, future unpaid rent, unpaid expenses, and unpaid taxes related to the lease. Under the terms of the agreement, the Company paid $1,800 in cash in January 2022 and agreed to pay an additional $3,400 plus 5% interest in October 2022.
Issuance of Options under the 2021 SI Plan
In January 2022, the Company awarded 3,646,557 stock options to employees and nonemployees under the 2021 SI Plan with an exercise price of $5.32 per share.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
(in thousands, except share and per share data)
17. Subsequent Events (cont.)
Beverly Hills, California Flagship Store Lease
In February 2022, the Company signed a Retail Lease Agreement with B. H. Triangle Associates, L.P., a California limited partnership (“Landlord”) for an approximately 13,000 square feet property in Beverly Hills, California for its first flagship store. The lease will commence on the earlier of the substantial completion of the Company’s leasehold improvements and June 1, 2022, and will continue for a period of 126 months thereafter. According to the agreement, rent fees will escalate over the lease term, starting from $1,534 during the first 12 months of the lease and increasing by 3% each 12 months thereafter. The Company has two consecutive options to extend the lease beyond its initial term for five additional years each by giving the Landlord not less than nine months prior notice. Rent fees during extension periods will be determined according to the fair value mechanism agreed upon between the parties. The lease agreement was effective on March 16, 2022. As part of the agreement, the Company is allowed tenant improvements in the amount of $1,030 by the Landlord. In connection with the lease agreement, on March 4, 2022, the Company obtained an unconditional and irrevocable letter of credit from East West Bank in the amount of $1,500. The letter of credit expires on March 4, 2023, and is renewed automatically for successive one-year periods, unless earlier terminated by the Company.
South Korea Contract Manufacturing Agreement
In February 2022, the Company entered into a definitive contract manufacturing and supply agreement with Myoung Shin Co., Ltd. (“Myoung Shin”), a South Korea-based automotive manufacturer and parts supplier, to manufacture the Company’s second vehicle, the FF 81. The agreement has an initial term of nine years from the start of production of the FF 81, which is scheduled for 2024. Pursuant to the agreement, Myoung Shin shall maintain sufficient manufacturing capabilities and capacity to supply FF 81 vehicles to the Company in accordance with the Company’s forecasts and purchase orders. The Company and Myoung Shin will each manufacture and supply certain FF 81 parts that Myoung Shin will use in the manufacture and assembly of FF 81 vehicles.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting, or an attestation report of our independent registered public accounting firm, as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed the Merger on July 21, 2021, pursuant to which we acquired FF Intelligent Mobility Global Holdings Ltd. Prior to the Merger, we were a special purpose acquisition company formed for the purpose of effecting a merger. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of internal control over financial reporting for the Company post-Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of FF’s internal control over financial reporting as of December 31, 2021.
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
Based on an evaluation of FF’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), FF’s Global Chief Executive Officer and Interim Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that FF’s disclosure controls and procedures were not effective as of December 31, 2021, due to the material weaknesses in our internal control over financial reporting described below.
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
•FF implemented certain new accounting policies and procedures, and an IT system relevant to the preparation of our financial statements to improve communication of key areas across the different departments at FF and to provide adequate structure, accountability, and segregation of duties;
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
•Designing and implementing controls for communicating and sharing information between legal capital markets, and accounting to facilitate transactions being recorded timely and accurately;
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, FF’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth, as of the date hereof, certain information regarding our directors and executive officers who are responsible for overseeing the management of our business.

Name	Age	Position
Susan G. Swenson	74	Executive Chairperson and Director
Dr. Carsten Breitfeld	58	Global Chief Executive Officer and Director(4)
Becky Roof	66	Interim Chief Financial Officer (effective March 1, 2022)
Chui Tin Mok	47	Executive Vice President, Head of User Ecosystem
Matthias Aydt	64	Senior Vice President, Business Development and Product Definition and Director
Robert A. Kruse Jr.	62	Senior Vice President, Product Execution
Hong Rao	50	Vice President, I.A.I.
Jordan Vogel	42	Lead Independent Director(2)(3)
Brian Krolicki	61	Director(1)(3)
Edwin Goh	43	Director(1)(4)
Lee Liu	56	Director(2)(3)
Qing Ye	39	Director(4)
Scott D. Vogel	46	Director(1)(2)

(1)	Member of the Audit Committee
(2)	Member of the Nominating Committee
(3)	Member of the Compensation Committee
(4)	Member of the Finance and Investment Committee
Executive Officers and Directors
Ms. Susan G. Swenson was appointed as Executive Chairperson effective February 1, 2022. Ms. Swenson has served as a member of the Board of Directors since July 2021. Ms. Swenson has several decades of operating experience in wireless telecom, video technologies and digital media, as well as telematics and small business software. Since March 2019, Ms. Swenson has served on the board of Sonim Technologies Inc. (NASDAQ: SONM), and currently chairs the compensation committee. Since July 2018, Ms. Swenson has served on the board of Vislink Technologies, Inc. (NASDAQ: VISL), a provider of wireless video communications products, where she is board chair and chair of the audit committee. Since February 2012, Ms. Swenson has served on the board of Harmonic, Inc. (NASDAQ: HLIT), a video delivery and media company, where she is chair of the governance & nominating committee. From August 2012 to August 2018, Ms. Swenson served on the board of FirstNet, an independent authority within the NTIA/Department of Commerce responsible for establishing a single nationwide public safety broadband network, and was chair of the board from 2014 to 2018. From December 2015 to June 2017, Ms. Swenson served as Chairperson and Chief Executive Officer of Inseego Corporation (formerly Novatel Wireless; NASDAQ: INSG), a wireless internet solutions and telematics provider, and served as the board chairperson from April 2014 to June 2017. From February 2004 to October 2005, Ms. Swenson served as the President and Chief Operating Officer of T-Mobile US, Inc. From 1999 to 2004, Ms. Swenson served as President of Leap Wireless International, Inc., and Chief Executive Officer of Cricket Communications, Inc., a prepaid wireless service provider and subsidiary of Leap. Ms. Swenson also served as Chief Executive Officer of Sage North America from 2008 to 2011. Ms. Swenson previously served on the Board of Directors of Wells Fargo from November 1994 to December 2017. Ms. Swenson received a B.A. in French from San Diego State University.

Ms. Swenson is well-qualified to serve on the Board of Directors based on her extensive leadership and directorship experience with technology, media and communications companies.

Dr. Carsten Breitfeld has served as FF’s Global Chief Executive Officer since September 2019 and has served as a member of the Board of Directors since July 2021. Dr. Breitfeld is a veteran in the automotive industry and had held various positions with BMW Group for approximately 20 years, including serving as its Group Vice President and Head of the i8 Vehicle Program, which gave birth to the i8 luxury plug-in hybrid model. From July 2016 to January 2019, Dr. Breitfeld was the Chief Executive Officer and Chairman of the Board of BYTON, a Chinese electric vehicle startup with operations in multiple countries and cofounded by Dr. Breitfeld. Dr. Breitfeld received his PhD degree in Mechanical Engineering from the University of Hannover.

Dr. Breitfeld is well-qualified to serve on the Board of Directors based on his extensive executive experience in the automotive industry and his experience with FF and service as FF’s Global Chief Executive Officer.

Ms. Becky Roof was appointed Interim Chief Financial Officer of FF effective March 1, 2022. Ms. Roof has been a Managing Director of AlixPartners, LLP, a global consulting firm, since 2000. She has previously served as Interim Chief Financial Officer of Lordstown Motors Corp. (Nasdaq: RIDE), the Eastman Kodak Company (NYSE: KODK), Hudson’s Bay Company, Aceto Corp., Anchor Glass Corporation, and several other privately held entities. In addition, Ms. Roof currently serves on the advisory board of Texas Wall Street Women and is a member of the United Way Women’s Initiative in Houston. Prior to joining AlixPartners, Ms. Roof was a director in the corporate finance, regeneration and disputes practice for PricewaterhouseCoopers. Previously, she provided litigation support, fraud investigative work, and corporate recovery consulting services for Ernst & Young LLP. Ms. Roof is a CPA (licensed in Texas)*. She earned a Bachelor of Science degree in business administration and Bachelor of Arts degree in geology from Trinity University.

*Although AlixPartners employs CPAs, it is not an accounting firm.

Mr. Chui Tin Mok has served as FF’s Executive Vice President and the Global Head of User Ecosystem since August 2018. Mr. Mok is experienced in managing marketing and sales functions in global internet tech companies. Prior to joining FF, Mr. Mok worked in Trend Lab Limited, which Mr. Mok founded in January 2017. From September 2017 to January 2018, Mr. Mok was the President of EFT Solutions Limited (HKEx: 8062), a Hong Kong public company that provides online and offline payment solutions. From 2013 to 2017, Mr. Mok served as the Group Chief Marketing Officer of LeEco Group and also the CEO of LeEco APAC. Mr. Mok served as the Global Vice President of Sales and Marketing of Meizu Technology Co., Ltd. from 2010 to 2013. Mr. Mok received his Higher Diploma in Building Service Engineering from Hong Kong Institute of Vocational Education, and his Executive Master Degree in Business Administration from International Business Academy of Switzerland.

Mr. Matthias Aydt has served as FF’s Senior Vice President of Business Development and Product Definition since November 2019, overseeing business development of FF’s business to business sales, technology licensing and strategic cooperation as well as leading its product strategy for future products, and has served as a member the Board of Directors since July 2021. Mr. Aydt has been placed on probation from his executive officer position for a 12-month period effective April 12, 2022. Mr. Aydt has served in various leadership roles at FF, including Senior Vice President of Product Execution, Vice President of Vehicle Engineering and Vehicle Chief Engineer and Head of Hardware Architecture. Mr. Aydt has extensive experience in the automotive industry. Prior to joining FF in July 2016, Mr. Aydt served as the Vice President of Vehicle Engineering of Qoros Auto from January 2015 to May 2016, held various positions at Magna Steyr from 2006 to 2014, including Branch Manager and Head of Project Management at Magna Steyr China. Mr. Aydt received his Bachelor of Science degree from Fachhochschule Ulm - Hochschule für Technik.

Mr. Aydt is well-qualified to serve on the Board of Directors based on his extensive executive experience in the automotive industry and with FF and his strategic and technical background.

Mr. Robert A. Kruse Jr has served as FF’s Senior Vice President of Product Execution since November 2019, and is responsible for product development, advanced technology, vehicle program management and manufacturing, and leads the product execution strategy. Mr. Kruse also sits on the advisory board of American Battery Solutions and Neah Power Strategic. Prior to joining FF, Mr. Kruse was the Chief Technology Officer of Karma Automotive from January 2017 to October 2019, and Chief Technology Officer of Qoros Automotive from June 2015 to December 2016. Prior to that, from May 2013 to October 2014, he served as the Vice President of Townsend Capital and before that, from November 2010 to May 2013, Mr. Kruse was the Chief Operating Officer and a member of the board of Saktis3 Inc., a startup solid-state battery company. From 1978 to 2009, Mr. Kruse worked in General Motors Corporation Michigan in various leadership capacities, including the Global Executive Director in charge of hybrid, electric vehicles and advanced technology batteries, among others. Mr. Kruse holds a Bachelor of Science degree in Electrical Engineering from Missouri University of Science & Technology and a Master of Science degree in Management from Massachusetts Institute of Technology.

Mr. Hong Rao has served as FF’s Vice President of I.A.I. (Internet, Autonomous Driving, Intelligence) since April 2015, overseeing technology innovation, product and technology roadmap, system architecture, software and AI, among others. Prior to joining FF, Mr. Rao served as Co-Founder and Chief Technology Officer at Borqs Technologies from October 2007 to March 2015 and held several engineering leadership positions in Motorola from 2003 to 2007. Mr. Rao received his Master of Business Administration degree from Arizona State University, his Master of Science degree in Electrical Engineering from Beijing Institute of Technology, and his Bachelor of Science degree in Electrical Engineering from Shanghai University of Science & Technology.

Mr. Qing Ye has served as a member of the Board of Directors since July 2021. Mr. Ye joined FF in February 2018 and currently serves as FF’s Vice President of Business Development and FF PAR. Mr. Ye also served as a director of Faraday Future from September 2018 to February 2020. Prior to joining FF, Mr. Ye served as the Vice President of Smart Device Overseas at LeEco from November 2016 to May 2017, and President of LeEco U.S. from May 2017 to February 2018, as a member of the Board of Directors of Lucid Motors from September 2017 to August 2018, and as a Country GM/MD of Huawei Consumer BG at Huawei France from January 2014 to October 2016. Mr. Ye received his Master degree in Electronics Engineering from Zhongshan University and his Bachelor degree in Engineering and Administration from Huazhong Science and Technology University.

Mr. Ye is well-qualified to serve on the Board of Directors due to his extensive leadership experience in electric vehicle and technology companies.

Mr. Jordan Vogel has served as a member of the Board of Directors since July 2021. Mr. Vogel was appointed as FF’s Lead Independent Director effective January 31, 2022. Prior to that, Mr. Vogel was PSAC’s Chairman, Co-Chief Executive Officer and Secretary from its inception until the consummation of the Business Combination in July 2021. Mr. Vogel has been actively investing in and managing residential real estate in New York City since 2001. Since April 2009, Mr. Vogel has served as Co-Founder and Managing Member of Benchmark Real Estate Group, LLC, a real estate investment company. Mr. Vogel oversees all of the firm’s acquisitions and is a member of its Investment Committee. Prior to founding Benchmark, Mr. Vogel worked at SG2 Properties, LLC, heading their acquisitions group from 2004 to 2009. Prior to SG2, Mr. Vogel worked at William Moses Co., Inc., an owner-operator of luxury apartments in Manhattan, from 2002 to 2004. He was responsible for asset management and the day-to-day operation of the entire portfolio. Mr. Vogel began his career in private equity in 2000 at Cramer Rosenthal McGlynn, LLC, a money management firm located in New York City. Mr. Vogel graduated with a B.S. in Economics from the University of Pennsylvania and received an M.S. in Real Estate Development from New York University.

Mr. Vogel is well-qualified to serve on the Board of Directors due to his investment experience and special purpose acquisition company experience.

Mr. Brian K. Krolicki has served as a member of the Board of Directors since July 2021, and from July 2021 to January 2022, as Chairman of the Board of Directors. Mr. Krolicki sat on the advisory board of FF from June 2019 to April 2020 and has been a director of FF since May 2020. Mr. Krolicki has extensive experiences in both the public and private sectors, and has served as a director or member of the advisory board in various companies. Mr. Krolicki was the Lieutenant Governor of the State of Nevada from 2007 to 2014 and the State Treasurer of the State of Nevada from 1999 to 2006. Mr. Krolicki also served in a wide variety of positions, including Chairman of the Nevada Commission on Economic Development and President of the Nevada State Senate. Mr. Krolicki sits on the boards of Vislink Technologies, Inc. (NASDAQ: VISL), and Nevada Nanotech Systems (and is currently its chairman of the audit committee). He is also the director of government relations of Customer Engagement Technologies, a payment solutions company in partnership with JPMorgan Chase. Mr. Krolicki holds a B.A. degree in Political Science from Stanford University.

Mr. Krolicki is well-qualified to serve on the Board of Directors based on his directorship experience with various companies, governance experience from his public service careers and extensive experience in the financial and technology industries

Mr. Edwin Goh has served as a member of the Board of Directors since July 2021. Mr. Goh has extensive experience in finance and strategy in the Technology, Media and Telecommunications (TMT) sector. Mr. Goh also serves as a business consultant to a variety of companies. Prior to that, Mr. Goh worked for Barclays Investment Bank in Europe and Asia for over 10 years and most recently served as the Head of Asia Pacific TMT. Before joining Barclays, he worked at Goldman Sachs in London and Bain & Company in Singapore and Los Angeles. Mr. Goh received his MBA degree from The Wharton School, University of Pennsylvania. He also holds a Masters of Engineering in Civil Engineering from Imperial College, University of London.

Mr. Goh is well-qualified to serve on the Board of Directors based on his skills and experiences in finance and consulting and knowledge of the technology and internet industry.

Mr. Lee Liu has served as a member of the Board of Directors since July 2021. Mr. Liu has extensive experience in human resource, social capital and organizational capital management. Currently, Mr. Liu serves as founder and Chief Executive officer of King Maker Company (KMC) and Chairman of China Intelligent Management Association, a national society focusing on human resource development. Prior to founding KMC as well as CIMA in May 2020, Mr. Liu served as Senior Vice President of Human Resources at Baidu Inc., and the Chairman of Baidu Cloud Business. Prior to joining Baidu in April 2011, Mr. Liu served a variety of management roles in Motorola Inc. across regions and countries, including the Vice President of Global Human Resources. Mr. Liu received his PhD degree in Economics from Southwestern University of

Finance and Economics. He also holds an Executive MBA degree from Peking University and a Bachelor degree in Microelectronics from Tianjin University.

Mr. Liu is well-qualified to serve on the Board of Directors based on his extensive background in technology and internet services and human resources management.

Mr. Scott D. Vogel has served as a member of the Board of Directors since July 2021. Mr. Vogel has served as the Managing Member at Vogel Partners LLC, a private investment and advisory firm, since July 2016. From 2002 to July 2016, Mr. Vogel served as Managing Director at Davidson Kempner Capital Management. From 1999 to 2001, he worked at MPF Investors, L.L.C. Prior to MPF Investors, he was an investment banker at Chase Securities, Inc. Mr. Vogel has served on numerous boards during his career, including the board of Seadrill Ltd. from July 2018 to February 2020, Arch Coal, Inc. from October 2016 to May 2019 and Key Energy Services, Inc. from December 2016 to April 2019. Currently, Mr. Vogel serves on the Board of Directors of the following public companies: Alpha Metallurgical Resources, Inc. since December 2019, CBL & Associates Properties, Inc. since October 2020, Avaya Holdings Corp. since December 2017 and Bonanza Creek Energy since April 2017. Mr. Vogel received his Master of Business Administration Degree from The Wharton School at the University of Pennsylvania and his Bachelor’s degree in Business Administration from Washington University.

    Mr. Vogel is well-qualified to serve on the Board of Directors due to his mix of experience with executive management oversight, finance and capital markets, human resources and compensation, and strategic planning.
Except for Messrs. Jordan Vogel, our Lead Independent Director, and Scott D. Vogel, a director, who are brothers, there are no other family relationships among any of our directors or executive officers.
Audit Committee Information
FF’s Audit Committee currently consists of Scott Vogel, Edwin Goh and Brian Krolicki, each of whom is “independent” as such term is defined for Audit Committee members under the rules of the SEC and the listing standards of NASDAQ. Mr. Vogel is the chair of the Audit Committee. The Board has determined that Edwin Goh, Brian Krolicki and Scott Vogel each qualifies as an “audit committee financial expert” as defined under the rules of the SEC.

As more fully described in its charter, the primary responsibilities of the Audit Committee include (i) to appoint the independent registered public accounting firm and oversee the relationship, and approve the audit and non-audit services to be performed by the independent registered accounting firm; (ii) to review FF’s quarterly and annual financial statements with management and the independent registered public accounting firm; (iii) to review FF’s financial reporting processes and internal controls; (iv) to review and approve all transactions between FF and related persons; and (v) to discuss the policies with respect to risk assessment and risk management, information technology and cybersecurity risks, and other major litigation and financial risk exposures, and the steps management has taken to monitor and control such exposures.

The Audit Committee has adopted a written charter approved by the Board of Directors, which is available on FF’s website at https://investors.ff.com/corporate-governance/governance-overview.
Guidelines for Selecting Director Nominees
The Nominating and Governance Committee (the “Nominating Committee”) is responsible for, among other things, determining the criteria for Board membership, recommending Board candidates, and proposing any changes to the composition of the Board; provided that the nomination of directors by FF Top are subject to the Shareholder Agreement. The guidelines for selecting nominees, which are specified in the Nominating Committee charter, generally provide that persons to be nominated:

•should have demonstrated notable or significant achievements in business, education or public service;

•should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

In selecting director nominees, the Nominating Committee shall consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of Board members.

It is the policy of the Nominating Committee to consider persons for Board nomination identified by its members, management, stockholders, investment bankers and others, and to evaluate those individuals using the same criteria. The Nominating Committee will not distinguish among nominees recommended by stockholders and other persons. The Company’s stockholders may recommend nominees for consideration by the Nominating and Corporate Governance Committee by submitting the names and supporting information to the Company’s Secretary or the Chair of the Nominating and Corporate Governance Committee; provided that the nomination of directors by FF Top are subject to the Shareholder Agreement. Under the Shareholder Agreement entered into between FF and FF Top, based on FF Top having voting power over 36.2% of our issued and outstanding common stock as of March 31, 2022, FF Top currently has the right to nominate four out of nine directors on the Board.
Code of Ethics
FF has a Code of Ethics that applies to all of its employees, officers, and directors. This includes FF’s principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of the Code of Ethics is posted on FF’s website at www.ff.com. FF intends to disclose on its website any future amendments of the Code of Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions, or FF’s directors from provisions in the Code of Ethics.
Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for certain of FF’s executive officers and directors. As an “emerging growth company” as defined in the JOBS Act, FF is not required to include a Compensation Discussion and Analysis section and has elected to apply the scaled back disclosure requirements applicable to emerging growth companies, which require compensation disclosure for FF’s principal executive officer and its two most highly compensated executive officers other than the principal executive officer whose total compensation for 2021 exceeded $100,000 and who were serving as executive officers as of December 31, 2021. We refer to these individuals as “named executive officers.” For 2021, FF’s named executive officers and the positions each held as of December 31, 2021 were:
•Dr. Carsten Breitfeld, Global Chief Executive Officer
•Chui Tin Mok, Executive Vice President and Head of User Ecosystem
•Yueting Jia (YT Jia), Founder and Chief Product and User Ecosystem Officer
We expect that FF’s executive compensation program will continue to evolve to reflect FF’s status as a newly publicly-traded company, while still supporting FF’s overall business and compensation objectives of attracting, motivating and retaining individuals who contribute to the long-term success of FF. For example, during 2021, the Board of Directors, upon recommendation of its Compensation Committee, adopted a clawback policy allowing FF to clawback compensation following a financial restatement or misconduct by a covered executive. Each of the named executive officers is subject to the clawback policy. The compensation committee of the Board of Directors is responsible for administering FF’s executive compensation program and, at the direction of the Compensation Committee, FF has retained Mercer (US) Inc. (“Mercer”), an independent executive compensation consultant, to help advise on FF’s executive compensation program.
2021 Compensation of Named Executive Officers
Base Salary
Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of the executive compensation program. In general, FF seeks to provide a base salary level designed to reflect each executive officer’s scope of responsibility and accountability. Please see the “Salary” column in the “Summary Compensation Table – Fiscal 2021” for the base salary amounts received by each named executive officer in 2021. Following the completion of the previously disclosed investigation by the special committee of independent directors in January 2022, FF’s Board of Directors approved a 25% reduction in the annual base salaries for Dr. Breitfeld and Mr. Jia.
Bonuses
During 2021, our named executive officers also received retention bonuses pursuant to the terms of their employment agreements. Please see “Employment Agreements, Offer Letters and Other Compensatory Agreements” below for further information regarding the 2021 retention bonuses received by our named executive officers. In addition, during 2021, our named executive officers received lump sum bonuses equal to the amount by which each of his base salary was reduced pursuant to the Company’s Crowd Entrepreneurship Program (CEP), which was a voluntary salary reduction program adopted by the Company in March 2020 in response to the COVID-19 crisis and which reduced salary was repaid through a combination of equity grants and a cash bonus. Pursuant to the terms of their offer letters, Messrs. Mok and Jia were also eligible for discretionary target bonuses in the amount of $300,000 and $350,000, respectively. As of the date of this Form 10-K, the actual discretionary bonus amounts for Messrs. Mok and Jia had not yet been determined. A Form 8-K disclosing these amounts will be filed if any discretionary bonuses are awarded with respect to 2021. Please see the “Bonus” column in the “Summary Compensation Table – Fiscal 2021” for the retention bonuses and CEP bonuses received by each named executive officer in 2021.
Equity Awards
To further focus FF’s executive officers on FF’s long-term performance, FF has granted equity compensation in the form of stock options and, in 2021, restricted stock. During 2021, Dr. Breitfeld received stock options with respect to 565,200 shares, which are scheduled to vest over seven years, with 226,080 shares subject to these options scheduled to vest as follows: 25% on the one-year anniversary of the start of production of FF 91 (the “FF 91 SOP”) and the remaining 75% in equal monthly installments over the following 36 months thereafter; 113,040 shares subject to these options scheduled to vest in 48 equal monthly installments beginning on the one-year anniversary of the FF 91 SOP; 113,040 shares subject to these options scheduled to vest in 48 equal monthly installments beginning on the two-year anniversary of the FF 91 SOP; and 113,040 shares subject to these options scheduled to vest in 48 equal monthly installments beginning on the three-year anniversary of the FF 91 SOP.
Prior to the Closing, employees of Legacy FF received restricted stock awards that were converted into shares of FF at the closing of the Business Combination. As a result, Dr. Breitfeld and Messrs. Jia and Mok received restricted stock awards with respect to 67,312, 72,749 and 21,477 shares, respectively. These restricted stock awards were being granted in recognition of reduced prior compensation received by employees of Legacy FF. These restricted stock awards vested 90 days following the closing of the Business Combination, subject to the recipient’s continued employment through such date.
Please see the “Summary Compensation Table – Fiscal 2021” and the “Outstanding Equity Awards at 2021 Fiscal Year-End” table for further information regarding the equity grants received by the named executive officers during 2021.
Summary Compensation Table - Fiscal 2021
The following table sets forth certain information concerning compensation paid to the named executive officers for the fiscal year ended December 31, 2021 and, to the extent required by the SEC executive compensation disclosure rules, 2020:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Dr. Carsten Breitfeld(5)	2021	1,908,333	2,695,021	673,125	2,213,144	—	413,357	7,902,980
Global Chief Executive Officer	2020	468,313	400,000	—	1,765,581	—	221,911	2,855,805
Chui Tin Mok(6)	2021	450,000	1,269,917	214,773	—		—	1,934,690
Executive Vice President and Head of User Ecosystem	2020	163,417	200,000	—	285,760	—	—	649,177
Yueting Jia(7)	2021	650,379	587,250	727,500	—	—	15,728	1,980,857
Founder and Chief Product and User Ecosystem Officer
(1) The annualized base salaries for the NEOs at the beginning of fiscal 2020 were as follows: Dr. Breitfeld, $2,250,000; Mr. Mok, $500,000 and Mr. Jia, $900,000. In response to the COVID-19 pandemic, Legacy FF reduced the base salaries of each NEO in March 2020, which continued through March 2021. The amounts reported in this column for 2020 and 2021 represent base salaries earned by the NEOs during fiscal 2020 and 2021, which included the application of the COVID-19 reduction.
(2) Pursuant to the terms of their offer letters, Messrs. Mok and Jia were also eligible for discretionary target bonuses in the amount of $300,000 and $350,000, respectively. As of the date of this Form 10-K, the actual discretionary bonus amounts for Messrs. Mok and Jia had not yet been determined. A Form 8-K disclosing these amounts will be filed if any discretionary bonuses are awarded with respect to 2021.
(3) The amounts reported in this column reflect the grant date fair value of time-based restricted stock and time-based stock option awards, as applicable, granted to the named executive officers during 2021 and are accounted for in accordance with FASB ASC Topic 718. The awards were valued in accordance with FASB ASC Topic 718 and, in the case of Dr. Breitfeld’s performance-based option, based on the assumed achievement of the performance condition at the time of grant, which was considered the probable achievement level at the time of grant. Please see Note 14 to the Audited Financial Statements included elsewhere in this Form 10-K for the fiscal year ended December 31, 2021 (the “Audited Financial Statements”) for a discussion of the relevant assumptions used in calculating these amounts.
(4) For Dr. Breitfeld, this amount includes (1) $202,692 for each of 2020 and 2021, which is the market value of the corporate housing provided to Dr. Breitfeld in each applicable year, (2) a tax reimbursement for 2021 of $199,315 with respect to the corporate housing benefit, and (3) the value of a rental car provided to Dr. Breitfeld during the applicable years in the amounts of $11,350 for 2021 and $19,219 for 2020. FF updated its methodology for determining the aggregate incremental cost of corporate housing as compared to its prior filings. Previously, the methodology used to determine the cost of the corporate housing was determined on a per bedroom basis rather than the full cost of the rental property. In addition, FF updated its methodology for determining the aggregate incremental cost to reflect the fact that the rented property was used exclusively by Dr. Breitfeld. The “aggregate incremental cost” reflects the amount paid on a monthly basis to a third-party leasing agency. For Mr. Jia, this amount represents the incremental cost of his use of a company car provided to him during 2021.
(5) The amount included in the “Bonus” column for Dr. Breitfeld for 2021 represents the portion of the signing and retention bonus ($1,096,667) granted to Dr. Breitfeld that vested during 2021. The remaining portion of the signing and retention bonus vests based on Dr. Breitfeld’s continued employment through August 2022. In addition, this amount includes the lump sum bonus equal to the amount by which his base salary was reduced pursuant to the Company’s Crowd Entrepreneurship Program (CEP), which was a voluntary salary reduction program adopted by the Company in March 2020 in response to the COVID-19 crisis and which reduced salary was repaid through a combination of equity grants and a cash bonus. Please see “Employment Agreements, Offer Letters and Other Compensatory Agreements” below for further information regarding the 2021 bonuses received by Dr. Breitfeld.

(6) The amount included in the “Bonus” column for Mr. Mok for 2021 represents the portion of the signing and retention bonus ($1,000,000) granted to Mr. Mok that vested during 2021. The remaining portion of the bonus vests based on Mr. Mok’s continued employment through October 2023, as described in more detail below under “Employment Agreements, Offer Letters and Other Compensatory Agreements.” In addition, this amount includes the lump sum bonus equal to the amount by which his base salary was reduced pursuant to the CEP.

(7) Mr. Jia was not a named executive officer in 2020. The amount included in the “Bonus” column for Mr. Jia for 2021 represents the lump sum bonus equal to the amount by which his base salary was reduced pursuant to the CEP.
Employment Agreements, Offer Letters and Other Compensatory Agreements
Dr. Carsten Breitfeld
Dr. Breitfeld entered into an employment agreement with Faraday&Future, Inc., a California corporation and a wholly owned subsidiary of FF (“FF U.S.”), dated August 6, 2019, that provides for his employment as FF’s Global Chief Executive Officer. The agreement has a term of three years and provides for Dr. Breitfeld to receive an annual base salary of $2,250,000 (which was temporarily reduced to $1,800,000). In connection with the Business Combination, Dr. Breitfeld’s base salary was increased to $2,250,000 and he received a lump sum bonus equal to the amount by which his base salary was reduced from September 2019 to the closing of the Business Combination. The agreement also provides that Dr. Breitfeld will be paid a signing and retention bonus of $1,200,000, which vests in three annual installments in August 2020, August 2021 and August 2022, and that he is entitled to receive a discretionary annual performance bonus. The agreement also provides that Dr. Breitfeld, in his capacity as a partner in FF Global, will be granted an initial option to purchase 13 million Class A ordinary shares of Legacy FF (which was granted in April 2020) and will receive a future option grant to purchase 4 million Class A ordinary shares of Legacy FF if FF achieves certain milestones on certain dates as specified by FF’s founder. Dr. Breitfeld is also entitled to participate in all benefit programs provided to employees of FF U.S. generally and to reimbursement for business expenses, paid time off, a car allowance, payment for visa application and legal fees and $5,000 for accounting advisors retained to advise Dr. Breitfeld on the computation of his personal taxes. Dr. Breitfeld is also provided corporate housing by FF U.S. (or a monthly housing allowance not to exceed $8,000). FF U.S. has also agreed to reimburse Dr. Breitfeld for monthly contributions to the German Public Retirement Insurance System although no reimbursements were made with respect to 2021.

If Dr. Breitfeld’s employment is terminated by FF U.S. without cause (as such term is defined in the employment agreement), he will receive, subject to him executing and not revoking a general release of claims in favor of FF U.S., a lump sum payment equal to his base salary for the remainder of the term of the employment agreement. If Dr. Breitfeld’s employment is terminated due to his death or disability (as such term is defined in the employment agreement), FF U.S. will pay Dr. Breitfeld (or his estate) a lump sum payment equal to three months base salary.
The employment agreement contains an indefinite confidentiality clause, one-year post-termination non-solicitation of employees and independent contractors’ clause, one-year post-termination non-interference with customers clause, and one-year post termination non-disparagement clause.
Dr. Breitfeld’s employment agreement was amended, effective as of the effective time of the Business Combination, to provide that he will serve as the Chief Executive Officer of FF and report to the FF Board of Directors, to remove provisions that are no longer operative and to add customary provisions for public company employment agreements, such as a 280G cutback provision.
Chui Tin Mok
Mr. Mok entered into an offer letter with FF U.S., dated October 10, 2018, that provides for his employment as FF’s Global UP2U EVP. The offer letter provides for Mr. Mok to receive an annual base salary of $500,000. The agreement also provides that Mr. Mok will be paid a signing and retention bonus of $1,000,000, which vests over 60 months through October 2023, and that he is entitled to receive a discretionary annual performance bonus (with a target amount of $300,000). Mr. Mok is also entitled to participate in FF U.S.’s health insurance, 401(k) plan, paid time off and paid holidays.
Yueting Jia
Mr. Jia entered into an offer letter with Faraday&Future Inc. in March 2021 that provides for his employment as Founder and Chief Product and User Ecosystem. The offer letter provides for Mr. Jia to receive an annual base salary of $600,000 and eligibility to receive an annual performance bonus of up to $350,000. Mr. Jia is also entitled to participate in FF U.S.’s health insurance, 401(k) plan, paid time off and paid holidays.
Outstanding Equity Awards at 2021 Fiscal Year-End

FF Equity Awards:

The table below sets forth certain information concerning outstanding stock options to purchase Class A Common Stock of FF. As of December 31, 2021, Mr. Jia did not hold any outstanding equity awards with respect to FF.

Option Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Dr. Carsten Breitfeld	4/8/2020	137,771	1,285,827	(1)	—		2.41	4/8/2030
	7/26/2020	11,981	53,905	(2)	—		2.41	7/26/2030
	4/28/2021	—			565,200	(3)	7.95	4/28/2031
Chui Tin Mok	5/30/2019	367,397	480,403	(4)	—		2.55	5/30/2029
	7/26/2020	45,165	187,329	(5)	—		2.41	7/26/2030
Yueting Jia	—	—	—		—		—	—

(1)	This option is scheduled to vest as follows (subject in each case to the named executive officer’s continued employment through the applicable vesting date):

●	With respect to 321,456 shares, in twenty-one equal monthly installments on the third day of each month through September 3, 2023.

●	With respect to 252,573 shares, in thirty-three equal monthly installments on the third day of each month through September 3, 2024.

●	With respect to 344,418 shares, in forty-five equal monthly installments on the third day of each month through September 3, 2025.

●	With respect to 367,380 shares, in forty-eight equal monthly installments beginning on September 3, 2022.

(2)	This option vested as to 25% of the shares subject to the option on March 16, 2021 and the remaining portion of the option shall vest in thirty-six equal monthly installments thereafter, subject to the named executive officer’s continued employment through the applicable vesting date.
(3)	This option is scheduled to vest as follows (subject in each case to the named executive officer’s continued employment through the applicable vesting date):
	●	With respect to 226,080 shares, 25% on the one-year anniversary of the FF 91 SOP and the remaining 75% in thirty-six equal monthly installments thereafter.
	●	With respect to 113,040 shares, in forty-eight equal monthly installments beginning on the one-year anniversary of the FF 91 SOP.
	●	With respect to 113,040 shares, in forty-eight equal monthly installments beginning on the two-year anniversary of the FF 91 SOP.
	●	With respect to 113,040 shares, in forty-eight equal monthly installments beginning on the three-year anniversary of the FF 91 SOP.
(4)	This option is scheduled to vest as follows (subject in each case to the named executive officer’s continued employment through the applicable vesting date):

●	With respect to 91,845 shares, in thirteen equal monthly installments on the eighth day of each month through January 8, 2023.

●	With respect to 88,301 shares, in twenty-five equal monthly installments on the eighth day of each month through January 8, 2024.

●	With respect to 130,697 shares, in thirty-seven equal monthly installments on the eighth day of each month through January 8, 2025.
●	With respect to 169,560 shares, in forty-eight equal monthly installments beginning on January 8, 2022.

(5)	This option is scheduled to vest as follows (subject in each case to the named executive officer’s continued employment through the applicable vesting date):

●	With respect to 155,538 shares, in twenty-seven equal monthly installments on the eighth day of each month through March 16, 2024.

●	With respect to 15,897 shares, in thirty equal monthly installments on the eighth day of each month through Jun 26, 2024.

●	With respect to 7,416 shares, in forty-two equal monthly installments on the eighth day of each month through Jun 26, 2025.
●	With respect to 4,239 shares, in forty-eight equal monthly installments beginning on June 26, 2022.
●	With respect to 4,239 shares, in forty-eight equal monthly installments beginning on June 26, 2023.
FF Global Equity Awards:
As described in “Partnership Program,” certain members of FF management (including each of the named executive officers) and other FF employees participate as partners in FF Global, an indirect shareholder of FF through FF Global’s controlling equity interest in an indirect parent company of FF Top. Under the terms of their participation, the executive pays the purchase price for their equity interests in FF Global in 10 annual installments. The table below sets forth the FF Global equity interests for each of the named executive officers as of December 31, 2021. FF Global has informed FF that FF Global intends to amend its governance documents to, among other things, revise the voting provisions and certain economic rights of the members.

FF Global Awards

Name	Date of Grant	Number of Securities Underlying Unexercised Awards (1) Exercisable(1)	Number of Securities Underlying Unexercised Awards (1) Unexercisable(1)	Per-Unit Purchase Price ($)	Award Expiration Date
Dr. Carsten Breitfeld	6/10/2020	13,000,000	—	0.50	6/10/2030
Chui Tin Mok	6/25/2019	3,900,000	—	0.50	6/25/2029
Yueting Jia	—	—	—	—	—

(1)
The FF Global equity interests are fully vested and exercisable. However, if the executive does not pay an installment of the purchase price when due, the equity interests related to that installment will be forfeited to FF Global without consideration.

Description of Retirement Plans
FF maintains a defined contribution 401(k) plan for the benefit of its full-time employees based in the United States, although none of the named executive officers participated in the plan during 2021. This 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer a portion of their eligible compensation, not to exceed the statutorily prescribed annual limit, in the form of elective deferral contributions to this 401(k) plan. This 401(k) plan also has a “catch-up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer amounts over the statutory limit that applies to all other employees. Currently, FF does not make any discretionary or matching employer contributions to the 401(k) plan. Participants are always vested in their contributions to the 401(k) plan.
Dr. Breitfeld participates in the German Public Retirement Insurance System as required under German law. FF does not make any contributions to this retirement plan, but as noted above in the description of his employment agreement, FF will reimburse Dr. Breitfeld for his contributions to this retirement system, although no reimbursements were made with respect to 2021.
Director Compensation Table - Fiscal 2021
The following table sets forth certain information concerning compensation paid to each of FF’s non-employee directors during 2021. Dr. Breitfeld, Mr. Ye and Mr. Aydt also serve as directors of FF; however, they did not receive any additional compensation for their service on the FF Board during 2021. Please see the “Summary Compensation Table – Fiscal 2021” for the compensation received by Dr. Breitfeld during 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	Total ($)
Edwin Goh	99,665	—	—	99,665
Brian Krolicki	143,538	—	—	143,538
Lee Liu	147,140	—	—	147,140
Sue Swenson	245,596	—	—	245,596
Jordan Vogel	121,296	—	—	121,296
Scott Vogel	198,126	—	—	198,126

(1) As of December 31, 2021, as a result of his service on the FF Advisory Board from June 2019 through his appointment to the Legacy FF Board of Directors in April 2020, Mr. Krolicki held options to acquire 103,618 shares of FF Class A common stock. The options are fully vested as of December 31, 2021.
The following director compensation program relates to FF’s non-employee directors and accordingly, Dr. Breitfeld, Mr. Aydt and Mr. Ye will not receive compensation for their services as directors. In 2021, FF’s non-employee directors earned fees in excess of what it expects non-employee directors to earn in a typical year for their service as directors as a result of the significant number of Board meetings that were held in 2021 (including meetings of the Special Committee). Effective May 1, 2022, the director compensation program was amended to decrease the meeting fee that applies to every Board and Board committee meeting after the 15th meeting in a year from $2,000 to $1,500 per meeting and to cap the monthly amount of such fees that may be paid to a director at $50,000.

•Annual Board Cash Retainer: $50,000
•Annual Lead Independent Director Cash Retainer: $27,500
•Annual Committee Member Cash Retainers:
•Audit Committee: $10,000
•Compensation Committee: $6,250
•Nominating and Corporate Governance Committee: $5,000
•Finance & Investments Committee: $5,000
•Annual Executive Chairperson and Committee Chair Cash Premiums:
•Executive Chairperson: $45,000
•Audit Committee: $15,000
•Compensation Committee: $10,000
•Nominating and Corporate Governance Committee: $7,500
•Finance & Investments Committee: $7,500
•Annual Restricted Stock Unit Award: $150,000
•Board Member Initial Year Restricted Stock Unit Premiums:
•All Independent Directors: $30,000
•First Year as Board Chair: $45,000 or as otherwise determined by the Board
•First Year as Committee Chair: $15,000
•Compensation for Additional Time: $1,500 per Board or Board committee meeting for every meeting above 15 per year (measured from August 1, 2021 to July 31, 2022), up to a maximum of $50,000 per month and will repeat annually from August 1 through July 31 of each year.
•Special Committee Compensation: $25,000 per month per Board Policy for Independent Members appointed to the Special Committee for the duration of this Committee.
Following the filing of the Company’s Form S-8 Registration Statement, each non-employee member of the FF Board of Directors will receive a restricted stock unit award in accordance with the program above, which will vest on the earlier to occur of the one-year anniversary of the grant date or the next annual meeting of stockholders following the grant date.
On January 31, 2022, the Board appointed Ms. Swenson to serve as Executive Chairperson. While serving as Executive Chairperson, Ms. Swenson will be entitled to receive a monthly base salary of $75,000, which amount was reduced from $100,000 effective May 1, 2022 upon Ms. Swenson’s voluntary waiver of 25% of her monthly base salary in connection with certain cost reduction measures taken by FF. In connection with her appointment as Executive Chairperson, Ms. Swenson was also awarded stock options for a number of shares equal to $3,000,000 divided by the January 31, 2022 closing stock price, (i) 50% of which will vest and become exercisable on January 31, 2023, subject to (x) Ms. Swenson having served not less than ninety (90) days as Executive Chairperson and (y) Ms. Swenson having served on the Board through January 31, 2023, and (ii) 50% of which will vest and become exercisable based on the achievement of certain stock price-based performance thresholds.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The following table and accompanying footnotes set forth information with respect to the beneficial ownership of our Common Stock, as of April 30, 2022, for (1) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, (2) each member of the Board, (3) each of our named executive officers and (4) all of the members of the Board and our executive officers, as a group. As of April 30, 2022, there were outstanding 238,275,864 shares of Class A Common Stock, 20,410,111 shares of Class A Common Stock to be issued upon submission of paperwork to the transfer agent, 2,387,500 shares of Class A Common Stock to be issued upon the effectiveness of our Registration Statement on Form S-1 (File No. 333-258993), 64,000,588 shares of Class B Common Stock, no shares of Preferred Stock, and 28,196,377 outstanding warrants to purchase shares of Class A Common Stock, consisting of 22,977,568 Public Warrants, 674,551 Private Warrants, 3,874,166 warrants issued to ATW on various dates in 2021 and 670,092 warrants issued to Ares on August 5, 2021.
The beneficial ownership percentages set forth in the table below are based on 325,074,063 shares of Common Stock issued and outstanding as of April 30, 2022 (including, for this purpose, 20,410,111 shares of Class A Common Stock issuable upon submission of paperwork to the transfer agent and 2,387,500 shares of Class A Common Stock issuable upon the effectiveness of our Registration Statement on Form S-1 (File No. 333-258993) as outstanding shares as of April 30, 2022) and do not take into account the issuance of any shares of Common Stock upon the exercise of warrants to purchase up to 28,196,377 shares of Common Stock that remain outstanding. In computing the number of shares of Common Stock beneficially owned by a person, we deemed to be outstanding all shares of Common Stock subject to warrants, stock options and restricted stock units held by the person that are currently exercisable or may be exercised or that are scheduled to vest or settle, as applicable, within 60 days of April 30, 2022. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of the security, or “investment power”, which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days.
Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock. Unless otherwise indicated, the business address of each person listed in the table below is c/o Faraday Future Intelligent Electric Inc., 18455 S. Figueroa Street, Gardena, California 90248.

Name and Address of Beneficial Owner+	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
Five Percent Holders:
Season Smart Limited (1)	66,494,117	20.5%
FF Top Holding LLC (2)	117,705,569	36.2%
Founding Future Creditors Trust (3)	19,901,731	6.1%
Directors and Executive Officers
Matthias Aydt (4)	352,650	*
Dr. Carsten Breitfeld (5)	866,637	*
Edwin Goh	—	—%
Yueting Jia (YT Jia)	72,749	*
Brian Krolicki (6)	103,618	*
Robert A. Kruse Jr. (7)	128,260	*
Lee Liu	—	—%
Chui Tin Mok (8)	721,702	*
Hong Rao (9)	397,246	*
Becky Roof (10)	—	—%
Susan G. Swenson	—	—%
Jordan Vogel (11)	5,173,732	1.6%
Scott D. Vogel	—	—%
Qing Ye (12)	219,039	*
All executive officers and directors as a group (14 individuals)	8,035,633	2.5%
* Less than 1%
(1) Season Smart is an indirect subsidiary of China Evergrande Group, a Cayman company. China Evergrande Group holds its interest in Season Smart through a chain of entities, and China Evergrande Group’s direct and indirect subsidiaries through which it holds interest in Season Smart are New Garland Limited (a British Virgin Islands company) Global Development Limited (a Cayman company), Acelin Global Limited (a British Virgin Islands company), Evergrande Health Industry Holdings Limited (a British Virgin Islands company) and China Evergrande New Energy Vehicle Group Limited (a Hong Kong company) (collectively, the “Evergrande Entities”). Each Evergrande Entity, by reason of its ownership of the voting securities of the subsidiary below it in the ownership structure, has the right to elect or appoint a majority of the members of the governing body of that subsidiary and, therefore, to direct the management and policies of that subsidiary. Mr. Hui Ka Yan (“Mr. Hui”) is a controlling shareholder of China Evergrande Group, through his wholly-owned subsidiary, Xin (BVI) Limited (a British Virgin Islands company). Mr. Hui, by reason of his ownership of the voting securities of Xin (BVI) Limited, has the right to elect or appoint the members of the governing body of China Evergrande Group. As a result, each Evergrande Entity, Mr. Hui and Xin (BVI) Limited may be deemed to be the beneficial owner the shares held of record by Season Smart.
(2)    Based on information provided by FF Top Holding LLC (“FF Top”), Pacific Technology Holding LLC (“Pacific Technology”) and FF Global Partners LLC (“FF Global”), each a Delaware limited liability company (collectively, the “Reporting Persons”). Includes (i) 53,704,981 shares of Class A Common Stock held by certain other stockholders of the Company over which the Reporting Persons exercise voting control pursuant to voting agreements, and (ii) 64,000,588 shares of Class B Common Stock held directly by FF Top. Shares of Class B Common Stock are convertible into of Class A Common Stock of the Company at any time. Assumes the conversion of the Class B Common Stock referred to above into shares of Class A Common Stock. Pacific Technology is the managing member of FF Top, and FF Global is the managing member of Pacific Technology. FF Global is governed by an executive committee (the “FF Global Executive Committee”) consisting of eight managers – YT Jia, Matthias Aydt, Jiawei Wang, Tin Mok, Prashant Gulati, Chaoying Deng, Philip Bethell and Carsten Breitfeld. A majority of the managers (excluding Dr. Carsten Breitfeld, who does not yet have voting rights because he has not met the tenure eligibility requirement and once he satisfies the tenure requirement in September 2022, subject to election by the partners of FF Global, he will become a voting manager) present at a meeting of the FF Global Executive Committee where there is a quorum is required to approve any actions of FF Global, including actions relating to the voting and disposition of shares of Common Stock by FF Top. YT Jia has significant influence over and may control the outcome of any actions taken by the FF Global Executive Committee through a series of familial and personal relationships that he has with the other managers on the FF Global Executive Committee.
(3) Based on a Schedule 13D filed by Founding Future Creditors Trust (“Creditor Trust”) on August 9, 2021. Includes 19,901,731 shares of Class A common stock. Creditor Trust also holds a 20% preferred membership interest in Pacific Technology Holding LLC but does not control the disposition of any shares of Class B Common Stock held directly or indirectly by Pacific Technology Holding LLC. Jeffrey D. Prol is the trustee of Creditor Trust (the “Trustee”). The Trustee, solely in his capacity as such and subject to the trust agreement that established and governs the Creditor Trust.
(4) Includes options to acquire 296,757 shares of Class A Common Stock that have vested or will vest within 60 days of April 30, 2022.
(5) Includes options to acquire 345,427 shares of Class A Common Stock that have vested or will vest within 60 days of April 30, 2022.
(6) Includes options to acquire 103,618 shares of Class A Common Stock that have vested or will vest within 60 days of April 30, 2022.
(7) Includes options to acquire 117,090 shares of Class A Common Stock that have vested or will vest within 60 days of April 30, 2022.
(8) Includes options to acquire 553,816 shares of Class A Common Stock that have vested or will vest within 60 days of April 30, 2022.
(9) Includes options to acquire 187,612 shares of Class A Common Stock that have vested or will vest within 60 days of April 30, 2022.
(10) Ms. Roof was appointed interim Chief Financial Officer effective March 1, 2022.
(11) These shares consist of (i) 4,610,312 shares of Class A Common Stock and (ii) 563,420 Private Warrants that are exercisable for 563,420 shares of Class A Common Stock within 60 days of the Closing Date held by the Sponsor, of which Jordan Vogel and Aaron Feldman are managing members. Accordingly, all securities held by the Sponsor may ultimately be deemed to be beneficially held by Messrs. Vogel and Feldman. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(12) Includes options to acquire 201,706 shares of Class A Common Stock that have vested or will vest within 60 days of April 30, 2022.
+ Does not include shares held of record by CYM Tech Holdings, LLC as a nominee for certain former lenders to FF. The managers of CYM Tech Holdings, LLC are Chaoying Deng and Matthias Aydt.
Item 13. Certain Relationships and Related Person Transactions
In addition to the executive officer and director compensation arrangements discussed in the section titled “Executive and Director Compensation,” we describe below the transactions since January 1, 2020 to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.
Certain Relationships and Related Person Transactions - the Company

Amended and Restated Registration Rights Agreement

In connection with the consummation of the Business Combination on July 21, 2021 (the “Closing”), Property Solutions Acquisition Sponsor, LLC (the “PSAC Sponsor”), EarlyBirdCapital, Inc., FF Top Holding Ltd. and Season Smart Ltd. (“Season Smart”) (collectively, the “A&R RRA Parties”) entered into the Amended and Restated Registration Rights Agreement (the “A&R RRA”) with the Company, which became effective upon the consummation of the Business Combination. In accordance with the A&R RRA, the A&R RRA Parties are entitled to have registered, in certain circumstances, the resale of shares of Class A Common Stock (and the shares of Class A Common Stock underlying warrants to purchase shares of Class A Common Stock (the “Company Warrants”)) held by or issued to them at the Closing, subject to the terms and conditions set forth therein. Within 45 days of the Closing, the Company is obligated to file a shelf registration statement to register the resale of certain securities and the Company is required to use its reasonable best efforts to have such shelf registration statement declared effective as soon as practicable after the filing thereof and no later than the earlier of (x) the 90th calendar day following the filing date if the SEC notifies the Company that it will “review” the shelf registration statement and (y) the tenth (10th) business day after the date the Company is notified in writing by the SEC that such shelf registration statement will not be “reviewed” or will not be subject to further review. Additionally, at any time and from time to time after one year (or 180 days with respect to Season Smart Ltd.) after the Closing, the A&R RRA Parties representing a majority-in-interest of the total number of shares of Class A Common Stock issued and outstanding on a fully diluted basis held by the A&R RRA Parties (or Season Smart) may make a written demand for registration for resale under the Securities Act of all or part of the shares of the Company’s Common Stock (and the shares of Class A Common Stock underlying Company Warrants) held by or issued to them at the Closing in an underwritten offering involving gross proceeds of no less than $50,000,000. The Company will not be obligated to effect more than an aggregate of two underwritten offerings per year (or three underwritten offerings per year demanded by Season Smart) and, with respect to Season Smart, such shares of Class A Common Stock do not exceed more than 10% of the outstanding shares of the Company. The A&R RRA Parties will also be entitled to participate in certain registered offerings by the Company, subject to certain limitations and restrictions. The Company will be required to pay certain expenses incurred in connection with the exercise of the registration rights under the A&R RRA.

Indemnification Agreements
In connection with the Closing of the Business Combination, the Company entered into indemnification agreements with its directors and executive officers. Those indemnification agreements and the Amended and Restated Bylaws require the Company to indemnify all directors and officers to the fullest extent permitted by Delaware law against any and all expenses, judgments, liabilities, fines, penalties, and amounts paid in settlement of any claims. The indemnification agreements also provide for the advancement or payment of all expenses to the indemnitee and for reimbursement to the Company if it is found that such indemnitee is not entitled to such indemnification under applicable law.
Shareholder Agreement

In connection with the Business Combination, FF and FF Top entered into the Shareholder Agreement pursuant to which (a) FF and FF Top agreed on the initial composition of FF’s Board of Directors and (b) so long as FF Top beneficially owns shares of issued and outstanding shares of Class A Common Stock representing in excess of 5% voting power, FF Top will have the right to nominate a specified number of directors on FF’s Board of Directors based on FF Top’s voting power of the issued and outstanding Class A Common Stock, a sufficient number of which will be independent such that FF’s Board of Directors would be comprised of a majority of independent directors assuming the election of the FF Top designees and the other members of FF’s Board of Directors until FF is a “controlled company” as defined in the rules of the national securities exchange on which the Class A Common Stock is listed. FF Top has the right to nominate a replacement for any of its designees who is not elected or whose board service has terminated prior to the end of such director’s term. So long as the Shareholder Agreement is in effect, any action by FF’s Board of Directors to increase or decrease the total number of directors comprising FF’s Board of Directors will require the prior written consent of FF Top (which consent shall not be unreasonably withheld, conditioned or delayed) and in connection with any increase or decrease in the total number of directors comprising FF’s Board of Directors, the number of FF Top designees required to be independent will be increased or decreased as may be necessary. FF Top also has the right for its nominees to serve on each committee of FF’s Board of Directors proportionate to the number of nominees it has on FF’s Board of Directors, subject to compliance with applicable law and stock exchange listing rules. Under the Shareholder Agreement, FF and FF Top also agreed (a) to take all reasonably necessary action (subject to applicable Board fiduciary duties) to cause the initial FF Board of Directors to be nominated for another one-year term at FF’s first annual meeting following the Closing and (b) that Susan G. Swenson, Edwin Goh, Brian Krolicki and Lee Liu shall be deemed as the “FF Top Designees” for FF’s first and second annual meetings following the Closing.

FF Shareholder Lockup Agreements

Under the Merger Agreement, as a condition to receiving Class A Common Stock after the Closing in respect of their Legacy FF ordinary shares, Legacy FF’s stockholders were required to execute lockup agreements pursuant to which such stockholders must agree not to sell, transfer or take certain other actions with respect to such shares of Class A Common Stock for a period of 180 days after the Closing, subject to certain customary exceptions. Under the lock-up agreement entered into by the Vendor Trust. certain holders of Legacy FF notes payable and related party notes payable and certain warrant holders of Legacy FF, subject to certain limited exceptions, such parties agree that with respect to (a) 33⅓% of the shares of Class A Common Stock received by such Legacy FF stakeholders in connection with the Closing of the Business Combination, not to sell, transfer or take certain other actions with respect to such shares of Class A Common Stock for a period of 30 days after the Closing (which expired on August 20, 2021), (b) 33⅓% of the shares of Class A Common Stock received by such Legacy FF stakeholders in connection with the Closing of the Business Combination (which expired on September 19, 2021), not to sell, transfer or take certain other actions with respect to such shares of Class A Common Stock for a period of 60 days after the Closing, and (c) the remaining 33⅓% of the shares of Class A Common Stock received by such Legacy FF stakeholders in connection with the Business Combination, not to sell, transfer or take certain other actions with respect to such shares of Class A Common Stock for a period of 90 days after the Closing. The shares of Class A Common Stock to be issued to FF employees on account of their reduced compensation will be subject to a vesting period of 90 days. The lock-up agreements expired as of January 17, 2022.

Sponsor Lockup Agreement
Under the Merger Agreement, as a condition to Legacy FF’s obligation to close the Business Combination, PSAC was required to deliver to Legacy FF a lockup agreement executed by the PSAC Sponsor pursuant to which the PSAC Sponsor agreed that (a) 50% of the shares of PSAC common stock held by the PSAC Sponsor will not be sold, transferred or otherwise disposed of for a period ending the earlier of (i) the one year anniversary of the Closing , and (ii) the date on which the closing price of shares of PSAC common stock on the principal securities exchange or securities market on which such shares are then traded equals or exceeds $12.50 per share for any twenty trading days within any thirty trading day period after the Closing ; and (b) the other 50% of the shares of PSAC common stock held by the PSAC Sponsor will not be sold, transferred or otherwise disposed of for a period ending earlier of (i) the one year anniversary of the Closing and (ii) the date on which PSAC completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of PSAC’s stockholders having the right to exchange their shares for cash, securities or other property.
Certain Relationships and Related Person Transactions — PSAC

Founder Shares
On February 11, 2020, the PSAC Sponsor purchased an aggregate of 5,750,000 shares of the PSAC’s common stock for an aggregate price of $25,000 (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the PSAC Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the PSAC Sponsor would collectively own 20% of PSAC’s issued and outstanding shares after the initial public offering. As a result of the underwriters’ election to partially exercise their over-allotment option on July 31, 2020 and the expiration of the remaining over-allotment option, 5,608 Founder Shares were forfeited, resulting in there being 5,744,392 Founder Shares issued and outstanding.
The PSAC Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until (1) with respect to 50% of the Founder Shares, the earlier of one year after the completion of a business combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after a business combination and (2) with respect to the remaining 50% of the Founder Shares, one year after the completion of a business combination, or earlier, in either case, if, subsequent to a business combination, PSAC completes a liquidation, merger, stock exchange or other similar transaction which results in all of PSAC’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Private Units
Contemporaneously with the closing of the initial public offering and the exercise of the overallotment option, the PSAC Sponsor purchased an aggregate of 483,420 private units in a private placement at a price of $10.00 per private unit. Each private unit consists of one share of common stock (“Private Share”) and one Private Warrant. The private units were identical to the units sold in the initial public offering except that the Private Warrants: (i) will not be redeemable by PSAC and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by PSAC and exercisable by the holders on the same basis as the warrants included in the units sold in the initial public offering.

Advances
The PSAC Sponsor advanced PSAC an aggregate of $75,000 to cover expenses related to the initial public offering. The advances were non-interest bearing and due on demand. The outstanding advances of $75,000 were repaid upon the consummation of the initial public offering on July 24, 2020.
Promissory Notes
On February 14, 2020, PSAC issued an unsecured promissory note to the PSAC Sponsor (the “Promissory Note”), pursuant to which PSAC may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020, (ii) the consummation of the initial public offering or (iii) the date on which PSAC determines not to proceed with the initial public offering. The outstanding balance under the Promissory Note of $133,000 was repaid upon the consummation of the initial public offering on July 24, 2020.
On February 28, 2021, PSAC issued an unsecured promissory note to the PSAC Sponsor pursuant to which PSAC may borrow up to an aggregate principal amount of $500,000 and on June 7, 2021 and July 8, 2021 PSAC issued another unsecured promissory note to the PSAC Sponsor pursuant to which PSAC may borrow up a further $200,000 and $100,000, respectively (the “Promissory Notes”). The Promissory Notes are non-interest bearing. At the Closing, all of the unpaid balance of the notes were converted into units consisting of one share of Class A Common Stock and one warrant to purchase a share of Class A Common Stock at $10.00 per unit.
Subscription Agreements
In connection with the execution of the Merger Agreement, PSAC entered into separate Subscription Agreements with certain accredited investors or qualified institutional buyers (collectively, the “Subscription Investors”) concurrently with the execution of the Merger Agreement on January 27, 2021. The Subscription Agreements require PSAC to use commercially reasonable efforts to have an effective shelf registration statement registering the resale of the shares of PSAC common stock held by the Subscription Investors within 60 calendar days (or 90 calendar days if the SEC notifies PSAC that it will review the registration statement) following the Closing of the Business Combination.
Agreement with Riverside Management Group
PSAC entered into a transaction services agreement, dated as of October 13, 2020 (and amended on October 26, 2020), pursuant to which Riverside Management Group (“RMG”) provided consulting and advisory services in connection with the Business Combination in exchange for (i) $10.0 million in cash from PSAC at the Closing of the Business Combination, (ii) 1,697,500 shares of Class A Common Stock with an equal amount of shares of common stock in PSAC being forfeited by the PSAC Sponsor for no consideration immediately prior to the Closing, and (iii) Class A Common Stock issued by FF immediately after the Closing of the Business Combination having a value equal to $6.9 million, with an attributed value of $10.00 per share of Class A Common Stock (the “Original RMG Agreement”). On July 18, 2021, PSAC entered into an omnibus transaction services fee agreement and acknowledgement with the Sponsor, FF, RMG and Philip Kassin, Robert Mancini and James Carpenter (each, a “Service Provider” and, collectively, the “Service Providers”), pursuant to which (i) the Service Providers, together with such other service providers, who assisted the Service Providers as identified by the Service Providers, replaced RMG as the recipients of the cash and share compensations under the Original RMG Agreement and (ii) the Company agreed to issue 2,387,500 registered shares of Class A Common Stock to the parties upon effectiveness of the registration statement covering these shares.
Certain Relationships and Related Person Transactions - Legacy FF
Restructuring Agreement with Evergrande
In November 2017, Legacy FF received a commitment from Season Smart Limited (“Season Smart”), an affiliate of Evergrande Health Industry Group (“Evergrande”), to provide $2.0 billion in funding, subject to certain conditions, in exchange for a 45% preferred equity stake in Legacy FF. Evergrande initially funded $800 million in 2018, and the terms of the agreement provided that the remaining $1.2 billion would be contributed by the end of 2019 and 2020, subject to certain conditions.
After a dispute among Legacy FF, Season Smart and certain of their affiliates regarding, among other things, whether certain conditions to Season Smart’s requirement to provide additional funding were satisfied, on December 31, 2018, Legacy FF, Season Smart and certain of their affiliates entered into a restructuring agreement pursuant to which Season Smart’s preferred equity interest in Legacy FF was restructured and reduced to 32% preferred equity stake in Legacy FF and the Legacy FF affiliated parties and Season Smart affiliated parties released one another and their respective affiliates from certain claims

(including Season Smart’s obligation to make additional investments in Legacy FF) (the “Restructuring Agreement”). In addition, the Restructuring Agreement provided that Legacy FF may at any time before December 31, 2023 redeem, in part or in whole, the Legacy FF shares held by Season Smart at a predetermined redemption price. The Restructuring Agreement also provided that, among other matters, (i) Season Smart agreed that Legacy FF could enter into new equity financing arrangements without Season Smart’s approval so long as the valuation for such equity financing is not less than a specified threshold; (ii) Season Smart agreed to acquire Evergrande FF Holding (Hong Kong) Limited, which was previously a wholly-owned subsidiary of Legacy FF and owned certain Chinese assets of Legacy FF; and (iii) Legacy FF revised its memorandum and articles of association to provide Season Smart with certain rights. Certain Season Smart approval rights under the Restructuring Agreement were terminated at the Closing under the transaction support agreement signed by Season Smart with PSAC and Legacy FF on January 27, 2021.
Borrowings from Related Parties
Related Party Notes Payable

Prior to the Business Combination, FF funded its operations and capital needs primarily through the proceeds received from capital contributions and the issuance of related party notes payable and notes payable. The notes payable and equity were significantly funded by entities controlled or previously controlled by YT Jia, the founder and Chief Product and User Ecosystem Officer of the Company. As of December 31, 2021 and 2020 the outstanding principal balance of FF’s related party notes payable was $13.7 million and $332.4 million, respectively.

Evergrande Note Payable

Pursuant to the Restructuring Agreement, an affiliate of Evergrande provided a note payable in the principal amount of $10.0 million to Legacy FF, which was drawn in January 2019. YT Jia provided a personal guarantee for this loan. The loan bears interest at an annual rate of 10% if repaid by June 30, 2019, and increases to 15% per annum thereafter. The loan matured on June 30, 2019. In conjunction with the Closing, the Company settled the note payable by repaying the outstanding principal and accrued interest in full.

CYM Tech Holdings LLC Notes Payable

On March 30, 2018, Legacy FF issued: (a) a note payable with an original principal amount of $212.0 million (“$212.0M Note”) to Faraday & Future (HK) Limited (“F&F HK”), a private Hong Kong company previously controlled by YT Jia and currently owned and controlled by YT Jia’s cousin and (b) a note payable with an original principal amount of $66.9 million (“$66.9M Note”) to Leview Mobile HK Limited (“Leview HK”), a private Hong Kong company controlled by YT Jia. In addition, between December 2017 to July 2018, Legacy FF issued multiple promissory notes in an original aggregate principal amount of $28.9 million (collectively, the “$28.9M Notes”) to Beijing Bairui Culture Media Co., Ltd. (“Bairui”), an entity previously controlled by YT Jia. The $212.0M Note, $66.9M Note and $28.9M Notes are collectively referred to as the “Notes” The Notes accrued simple interest rate at 12% per annum. The maturity date of the Notes was extended from December 31, 2019 to June 30, 2021.
On August 28, 2020, (i) Leview HK transferred all of its rights, interests and title in and to the $66.9M Note to F&F HK in exchange for F&F HK’s issuance of a note covering an equivalent amounts to Leview HK (such transfer, the “$66.9M Note Transfer”) and (ii) Bairui transferred all of its rights, interests and title in and to the $28.9M Notes to F&F HK in exchange for F&F HK’s issuance of a note covering an equivalent amounts to Bairui (such transfer, the “$28.9M Notes Transfer”). On August 28, 2020 and immediately following the $66.9M Note Transfer and the $28.9M Notes Transfer, F&F HK transferred all of its rights under the Notes to CYM Tech Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of F&F HK (“CYM”) in exchange for CYM’s issuance of a note covering an equivalent amount to F&F HK.
Matthias Aydt, an officer of the Company, and Chaoying Deng, former Chief of Staff and Corporation Operations of the Company, each holds 50% of the issued and outstanding equity interests of CYM of record for the benefit of F&F HK. They also serve as the sole managers of CYM. As of December 31, 2020, Legacy FF repaid $67.2 million of the principal and $36.2 million of accrued interest under the Notes. On May 13, 2021, principal amounts of $90.9 million and accrued interest of $43.5 million of the Notes, was converted into shares of Legacy FF convertible preferred stock and on July 21, 2021, such shares of Legacy FF convertible preferred stock were converted into 10,888,580 shares of Class A Common Stock in connection with the Closing of the Business Combination. On July 21, 2021 just prior to the Closing of the Business Combination, principal amounts of $130.5 million and accrued interest of $29.9 million of the Notes, was converted into 11,566,196 shares of Class A Common Stock. Pursuant to the Business Combination, the remaining $19.2 million principal amount was converted into 1,919,567 shares of Class A Common Stock.

Employee Notes Payable

On April 5, 2017, Legacy FF issued a note payable with a principal amount of $0.7 million (the “$0.7M Note”) to Meng Wu, the former executive director of a wholly-owned subsidiary of Legacy FF. The $0.7M Note did not accrue interest. The maturity date of the $0.7M Note was extended from October 2, 2017 to June 30, 2021. At the Closing, the Company settled this note by converting the outstanding principal balance and accrued interest into shares of Class A Common Stock.

In February 2020, Legacy FF borrowed $1.4 million from Chaoying Deng. This loan accrued interest at 8.99%. At the Closing , the Company settled this note by paying cash and converting the outstanding principal balance and accrued interest into shares of Class A Common Stock.

Pacific Technology Note Payable

Between November 2019 and August 2020, Legacy FF borrowed $10.6 million from Pacific Technology Holding LLC (“Pacific Technology”), which indirectly holds approximately 36.2% of FF’s outstanding voting power on a fully-diluted basis as of the date hereof, which loans accrued interest at rates from 6.99% to 8%. At the Closing , the Company settled this note by paying cash and converting the outstanding principal balance and accrued interest into shares of Class A Common Stock
Related Party Notes – NPA Tranche
On April 29, 2019, Legacy FF entered into a note purchase agreement (as amended, restated and otherwise modified from time to time, the “Note Purchase Agreement”) with certain purchasers, U.S. Bank National Association, as the notes agent, and Birch Lake Fund Management, LP as the collateral agent. The principal amount of notes that may be issued under the Note Purchase Agreement was $200 million. The notes issued under the Note Purchase Agreement bore interest at 10%, payable at the maturity date of the note. All notes issued under the Note Purchase Agreement were collateralized by a first lien, with second payment priority, on substantially all tangible and intangible assets of the borrowers and guarantors. The notes under the Note Purchase Agreement were subject to representations, warranties, and covenants and were initially scheduled to mature on October 31, 2019. In October 2020, Legacy FF obtained an extension of the maturity date of the notes under the Note Purchase Agreement to October 6, 2021. In connection with the Business Combination, the principal amount of the loans, amounting to $27.7 million, were repaid in cash, with accrued interest and conversion premiums totaling $11.3 million converted into shares of Class A Common Stock.
One of the note purchasers party to the Note Purchase Agreement was Royod LLC (“Royod”), an entity wholly owned by Raymond Dong, an employee in the Global Capital Markets department of FF, whose loan to Legacy FF was funded by Ocean View Drive, Inc. (“Ocean View”), an entity formerly controlled by YT Jia and now wholly owned by the spouse of Ruokun Jia, who is the former Assistant Treasurer of the Company. In April 2019, Legacy FF executed a joinder agreement to the Note Purchase Agreement with Royod for a convertible note payable with total principal of $8.6 million (the “Royod Note”). The convertible note payable originally matured on May 31, 2020. The interest rate, collateral, and covenants were the same as the Note Purchase Agreement. Upon certain events, Royod may elect to convert all of the outstanding principal and accrued interest of the note payable plus a 20% premium.

Another of the note purchasers party to the Note Purchase Agreement was Warm Time Inc. (“Warm Time”), an entity that was previously a landlord of FF, and it serves as the conduit for certain loans from Ocean View to Legacy FF. In May 2019, Legacy FF executed a joinder agreement to the Note Purchase Agreement with Warm Time for a note payable with total principal of $0.9 million (the “Warm Time Note”). The note payable originally matured on March 6, 2020. The interest rate, collateral, and covenants were the same as the Note Purchase Agreement.

Another of the note purchasers party to the Note Purchase Agreement was Chui Tin Mok, Executive Vice President, Head of User Ecosystem of the Company. In May 2019, Legacy FF executed a joinder agreement to the Note Purchase Agreement with Chui Tin Mok for a convertible note payable with total principal of $1.7 million (the “Tin Mok Note”). The note payable matured on May 31, 2020 and the interest rate, collateral, and covenants are the same as the Note Purchase Agreement. Upon certain events, Chui Tin Mok may elect to convert all of the outstanding principal and accrued interest of the note payable plus a 20.00% premium into shares of stock.

Another of the note purchasers party to the Note Purchase Agreement was Ever Trust LLC (“Ever Trust”), an entity wholly owned by Luetian Sun, an employee in the Global Capital Markets department of FF. In July 2019, Legacy FF executed a joinder agreement to the Note Purchase Agreement with Ever Trust for a convertible note payable with total principal of $16.5 million (the “Ever Trust Note”). The note payable originally matured on May 31, 2020 and the interest rate, collateral, and covenants are the same as the Note Purchase Agreement. Upon certain events, Ever Trust may elect to convert all of the outstanding principal and accrued interest of the note payable plus a 20.00% premium into shares of stock. The note was funded by FF Global, who borrowed its funding from its members, all of whom are active and former executives or employees of the Company, and (i) all of these members (except for Chaoying Deng) in turn borrowed their fundings from Dream Sunrise LLC, who in turn borrowed its funding from Capable Consulting and (ii) Chaoying Deng borrowed her funding from Grand Sky Tech LLC, an entity wholly owned by her sister and on behalf of which she has full authority to sign and act. At the Closing, the Company settled this note by paying the principal amount in cash and converting the interest accrued thereon into shares of Class A Common Stock.

At the Closing , the Company settled the Royod Note, the Warm Time Note, the Tin Mok Note, and the Ever Trust Note paying cash and converting the outstanding principal balance and accrued interest into shares of Class A Common Stock.
Chinese Related Party Notes Payable
As of December 31, 2022, the related party notes payable outstanding principal was $13.5 million, $9.3 million was due on demand to Chongqing Leshi Small Loan Co., Ltd. and bore an annual interest rate of 18%. The remaining amounts are due on demand to various other Chinese related party notes payable holders and bear a 0% coupon. Interest at a rate of 10% is imputed on these related party notes payable as the interest rates prescribed by the respective agreements are below market rates.
Warm Time Note Payable

In March 2019, Legacy FF borrowed $1.5 million through a note payable from Warm Time. The note was funded by FF Global, who borrowed its funding from its members, who in turn borrowed their fundings from Royod and who in turn borrowed its funding from Ocean View. The note originally matured on March 6, 2020, bore interest at 8.99% per annum, had no covenants and was unsecured. At the Closing, the Company settled this note by converting the outstanding principal balance and accrued interest into shares of Class A Common Stock.

Ocean View Drive Notes Payable

From 2017 to 2020, Ocean View issued notes payable with an aggregate original principal of $26.4 million to Legacy FF. These notes had a principal balance of $8.4 million immediately prior to the Closing . At the Closing ,the Company settled these notes by converting the outstanding principal balance and accrued interest into shares of Class A Common Stock.

Capable Consulting Notes Payable

In 2019, Legacy FF entered into a right of first refusal arrangement for FF 91 vehicles with Capable Consulting LLC (“Capable Consulting”), an entity originally formed and wholly owned by the brother-in-law of Ruokun Jia, pursuant to which Capable Consulting paid a deposit in the amount of $11.6 million. In 2020, the deposit was converted into a note payable. At the Closing, the Company settled this note by converting the outstanding principal balance and accrued interest into shares of Class A Common Stock.

Current and Former Employees’ Transactions with Ocean View, Dream Sunrise LLC and Capable Consulting LLC
The following executives of the Company are party to the following transactions with Ocean View:
•YT Jia leases three real properties (including the Rancho Palos Verdes Properties that he in turn subleased to Warm Time) from Ocean View by paying a monthly rent of approximately $42.0 thousand and borrowed an aggregate of $3.0 million from Ocean View in 2018 and 2019, which loans were subsequently transferred to Founding Future Creditors Trust;
•Chui Tin Mok borrowed $2.54 million from Ocean View in August 2018, which loan remains outstanding as of December 31, 2021;
•Chaoying Deng borrowed $304.0 thousand from Ocean View in 2018, which loan remains outstanding as of December 31, 2021;
•Ruokun Jia loaned approximately $1.0 million to Ocean View in 2020, which loan remains outstanding as of December 31, 2021; and
•Jiawei Wang, former Vice President, Global Capital Markets of the Company and now President of FF Global, had various loan transactions with Ocean View from 2017 through 2022, among which the loans from Ocean View to

Jiawei Wang remain outstanding as of December 31, 2021, and Jiawei Wang and Ocean View also cross-guarantee loans borrowed by each other from third parties.
Additionally, Chaoying Deng borrowed $10,500 from Dream Sunrise in October 2020, which loan remains outstanding as of December 31, 2021 and Ruokun Jia has been providing financial consulting services to Dream Sunrise LLC and Capable Consulting through his arrangement with a China based company since 2019.
Rancho Palos Verdes Real Property Leases
FF U.S. leased two real properties, located at 7 Marguerite Drive, Rancho Palos Verdes, CA 90275 and 19 Marguerite Drive, Rancho Palos Verdes, CA 90275 (the “Rancho Palos Verdes Properties”), from Warm Time from January 1, 2018 through March 31, 2022. Warm Time in turn leased the Rancho Palos Verdes Properties from YT Jia. The Rancho Palos Verdes Properties were used by the Company to provide long-term or temporary housing to employees of the Company (including Carsten Breitfeld, the Global Chief Executive Officer of the Company) and the Company paid Warm Time a monthly amount of $71 thousand for rent and certain services, including catering, room services and organization of meetings, external gatherings and events, for these two properties. The aggregate amount paid by Legacy FF to Warm Time for calendar years ended December 31, 2021, 2020 and 2019 were $1.7 million, $330 thousand and $639 thousand, respectively.
Procedures with Respect to Review and Approval of Related Person Transactions
Following the consummation of the Business Combination, FF’s Board of Directors adopted a policy with respect to the review, approval and ratification of related person transactions. Under the policy, FF’s Audit Committee is responsible for reviewing and approving related person transactions. In the course of its review and approval of related party transactions, FF’s Audit Committee will consider the relevant facts and circumstances to decide whether to approve such transactions. In particular, FF’s policy requires FF’s Audit Committee to consider, among other factors it deems appropriate:
•the related person’s relationship to FF and interest in the transaction;
•the material facts of the proposed transaction, including the proposed aggregate value of the transaction;
•the impact on a director’s or a director nominee’s independence in the event the related person is a director or director nominee or an immediate family member of the director or director nominee;
•the benefits to FF of the proposed transaction;
•if applicable, the availability of other sources of comparable products or services; and
•if applicable, the availability of other sources of comparable products or services; and
•an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally.
The Audit Committee may only approve those transactions that are in, or are not inconsistent with, FF’s best interests and those of FF’s stockholders, as the Audit Committee determines in good faith.
In addition, under FF’s code of business conduct and ethics, FF’s employees, officers, directors and director nominees have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.
Item 14. Principal Accounting Fees and Services
The Audit Committee approved the engagement of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm to audit FF’s consolidated financial statements for the year ending December 31, 2021 following the dismissal of Marcum LLP, effective August 13, 2021, following completion of Marcum’s review of the quarter ended June 30, 2021. PwC served as the independent registered public accounting firm of Legacy FF prior to the Business Combination. The following is a summary of fees paid or to be paid to PwC for services rendered.
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by PwC in connection with regulatory filings. The aggregate fees billed by PwC for professional services rendered for the audit of FF’s annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, services provided in connection with the Business Combination and Form S-4, services provided in connection with registration statements, and other required filings with the SEC for the year ended December 31, 2021 totaled $5,303 thousand. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. PwC did not provide services and we did not incur fees for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.
Tax Fees. For the year ended December 31, 2021, fees for tax planning and advice totaled $440 thousand.
All Other Fees. License fees for accounting research software totaling $6 thousand for the year ended December 31, 2021.
Pre-Approval Policy
The Audit Committee has implemented a policy for the pre-approval of all audit and permitted non-audit services, including tax services, proposed to be provided to the Company by its independent auditor. Under the policy, the Audit Committee may approve engagements on a case-by-case basis or pre-approve engagements on a categorical basis pursuant to the Audit Committee’s pre-approval policy.
The Audit Committee approved all services provided by PwC during the year ended December 31, 2021. The Audit Committee has considered the nature and amount of the fees billed by PwC and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining PwC’s independence.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements: Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.
(2)
Financial Statement Schedules: No schedules are required because either the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements thereto filed as a part of this Form 10-K.

(3)
Exhibits: The exhibits listed in the accompanying Exhibit Index are filed as part of this Form 10-K. The Index to Exhibits specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibits	Incorporation by Reference
2.1+	Agreement and Plan of Merger, dated as of January 27, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Annex A to Amendment No. 3 to Registration Statement on Form S-4 filed on June 23, 2021
2.2
First Amendment to Agreement and Plan of Merger, dated as of February 25, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.
Exhibit 2.2 to Registration Statement on Form S-4 filed on April 5, 2021
2.3	Second Amendment to Agreement and Plan of Merger, dated as of May 3, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Exhibit 2.3 to Amendment No. 1 to Registration Statement on Form S-4 filed on June 1, 2021
2.4	Third Amendment to Agreement and Plan of Merger, dated as of June 14, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Exhibit 2.4 to Amendment No. 3 to Registration Statement on Form S-4 filed on June 23, 2021
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of July 12, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Exhibit 2.5 to the Current Report on Form 8-K filed on July 22, 2021.
3.1	Second Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on July 22, 2021.
3.2*	Amended and Restated Bylaws of the Company, effective as of July 21, 2021.
4.1	Specimen Common Stock Certificate	Exhibit 4.2 to Registration Statement on Form S-4 filed on April 5, 2021
4.2	Specimen Warrant Certificate	Exhibit 4.3 to Registration Statement on Form S-4 filed on April 5, 2021
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company	Exhibit 4.5 to Registration Statement on Form S-4 filed on April 5, 2021
4.4*	Description of Securities
10.1	Amended and Restated Registration Rights Agreement between the Company and certain holders identified therein.	Exhibit 10.1 to the Current Report on Form 8-K filed on July 22, 2021.
10.2	Form of Subscription Agreement between the Company and the subscribers party thereto.	Exhibit 10.10 to Registration Statement on Form S-4 filed on April 5, 2021
10.3	Shareholder Agreement between the Company and certain holders identified therein.	Exhibit 10.3 to the Current Report on Form 8-K filed on July 22, 2021
10.4	Form of Support Agreement between FF Intelligent Mobility Global Holdings Ltd. and FF Top Holding Ltd.	Exhibit 10.12 to Registration Statement on Form S-4 filed on April 5, 2021

10.5	Form of Support Agreement between FF Intelligent Mobility Global Holdings Ltd. and Season Smart Ltd.	Exhibit 10.13 to Registration Statement on Form S-4 filed on April 5, 2021
10.6	Form of Support Agreement between FF Intelligent Mobility Global Holdings Ltd. and Founding Future Creditors Trust.	Exhibit 10.14 to Registration Statement on Form S-4 filed on April 5, 2021
10.7	Sponsor Support Agreement between Property Solutions Acquisition Corp. and Property Solutions Acquisition Sponsor, LLC.	Exhibit 10.15 to Registration Statement on Form S-4 filed on April 5, 2021
10.8	Form of Lock-up Agreement between the Company and certain shareholders party thereto.	Exhibit 10.16 to Registration Statement on Form S-4 filed on April 5, 2021
10.9	Form of Lock-up Agreement between the Company and Property Solutions Acquisition Sponsor, LLC.	Exhibit 10.17 to Registration Statement on Form S-4 filed on April 5, 2021
10.10#	Faraday Future Intelligent Electric Inc. 2021 Stock Incentive Plan	Exhibit 10.10 to the Current Report on Form 8-K filed on July 22, 2021.
10.11
Second Amended and Restated Note Purchase Agreement, dated as of October 9, 2020 among Faraday&Future Inc., FF Inc., Faraday SPE, LLC, and Robin Prop Holdco LLC, as Issuers, the Guarantors party thereto, Birch Lake Fund Management, LP, as Collateral Agent for the benefit of the Secured Parties, U.S. Bank National Association, as Notes Agent for the Purchasers and the Purchasers Party Thereto
Exhibit 10.19 to Registration Statement on Form S-4 filed on April 5, 2021
10.12
First Amendment and Waiver to Second Amended and Restated Note Purchase Agreement, dated as of January 13, 2021 among Faraday&Future Inc., FF Inc., Faraday SPE, LLC, and Robin Prop Holdco LLC, as Issuers, the Guarantors Party Thereto, Birch Lake Fund Management, LP, as Collateral Agent for the benefit of the Secured Parties, U.S. Bank National Association, as Notes Agent for the Purchasers and the Purchasers party thereto
Exhibit 10.20 to Registration Statement on Form S-4 filed on April 5, 2021
10.13
Second Amendment and Waiver to Second Amended and Restated Note Purchase Agreement, dated as of March 1, 2021 among Faraday&Future Inc., FF Inc., Faraday SPE, LLC, and Robin Prop Holdco LLC, as Issuers, the Guarantors party thereto, Birch Lake Fund Management, LP, as Collateral Agent for the benefit of the Secured Parties, U.S. Bank National Association, as Notes Agent for the Purchasers and the Purchasers party thereto
Exhibit 10.21 to Registration Statement on Form S-4 filed on April 5, 2021
10.14	Ares Capital Corporation Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.22 to Registration Statement on Form S-4 filed on April 5, 2021
10.15	Ares Centre Street Partnership Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.23 to Registration Statement on Form S-4 filed on April 5, 2021
10.16	Ares Credit Strategies Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.24 to Registration Statement on Form S-4 filed on April 5, 2021
10.17	Ares Direct Finance I LP Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.25 to Registration Statement on Form S-4 filed on April 5, 2021
10.18#	Offer Letter dated November 23, 2018 between Jiawei Wang and Faraday&Future Inc.	Exhibit 10.26 to Registration Statement on Form S-4 filed on April 5, 2021
10.19#	Compensation Adjustment Letter dated July 1, 2019 between Jiawei Wang and Faraday&Future Inc.	Exhibit 10.27 to Registration Statement on Form S-4 filed on April 5, 2021
10.20#	Compensation Adjustment Letter dated October 16, 2018 between Jiawei Wang and Faraday&Future Inc.	Exhibit 10.28 to Registration Statement on Form S-4 filed on April 5, 2021
10.21#	Offer Letter dated October 10, 2018 between Tin Mok and Faraday&Future Inc.	Exhibit 10.29 to Registration Statement on Form S-4 filed on April 5, 2021
10.22#	Sign On Bonus Addendum Letter dated March 26, 2019 between Chui Tin Mok and Faraday&Future Inc.	Exhibit 10.30 to Registration Statement on Form S-4 filed on April 5, 2021
10.23#	Sign On Bonus Addendum Letter dated March 11, 2018 between Chui Tin Mok and Faraday&Future Inc.	Exhibit 10.31 to Registration Statement on Form S-4 filed on April 5, 2021

10.24#	Smart King Ltd. Equity Incentive Plan, as Adopted on February 1, 2018, as Amended and Restated Effective February 1, 2018	Exhibit 10.32 to Registration Statement on Form S-4 filed on April 5, 2021
10.25#	Form of Smart King Ltd. Equity Incentive Plan Option Award Agreement (United States)	Exhibit 10.33 to Registration Statement on Form S-4 filed on April 5, 2021
10.26#	Form of Smart King Ltd. Equity Incentive Plan Option Award Agreement (China)	Exhibit 10.34 to Registration Statement on Form S-4 filed on April 5, 2021
10.27#	Smart King Ltd. Special Talent Incentive Plan, as Adopted on May 2, 2019, as Amended on July 26, 2020	Exhibit 10.35 to Registration Statement on Form S-4 filed on April 5, 2021
10.28#	Form of Smart King Ltd. Special Talent Incentive Plan Share Option Agreement (Individual)	Exhibit 10.36 to Registration Statement on Form S-4 filed on April 5, 2021
10.29#	Form of Smart King Ltd. Special Talent Incentive Plan Share Option Agreement (Entity)	Exhibit 10.37 to Registration Statement on Form S-4 filed on April 5, 2021
10.30#	Form of Amended and Restated Employment Agreement by and among Faraday Future Intelligent Electric Inc., Faraday&Future Inc. and Dr. Carsten Breitfeld	Exhibit 10.38 to Registration Statement on Form S-4 filed on April 5, 2021
10.31#	Offer Letter dated March 29, 2021 between Zvi Glasman and Faraday & Future Inc.	Exhibit 10.39 to Registration Statement on Form S-4 filed on April 5, 2021
10.32#	Offer Letter, dated October 30, 2021, by and between Faraday Future Intelligent Electric Inc. and Walter J. (Chuck) McBride.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2021
10.33#	Transition and Consulting Agreement, dated October 27, 2021, by and between Faraday Future Intelligent Electric Inc. and Zvi Glasman	Exhibit 10.2 to the Current Report on Form 8-K filed on November 2, 2021
10.34#	Form of Director and Officer Indemnification Agreement by and between the Company and its directors and officers	Exhibit 10.32 to the Current Report on Form 8-K filed on July 22, 2021
10.35*	First Amendment to Employment Agreement by and among Faraday Future Intelligent Electric Inc. (the “Company”), Faraday&Future Inc. (“Faraday Future”), and Carsten Breitfeld dated January 31, 2022.
21.1*	Subsidiaries of the Registrant
24.1**	Power of Attorney (included in the signature page to the initial registration statement filed on August 20, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Previously filed.

***	Furnished herewith.

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Faraday Future Intelligent Electric Inc.

By:	/s/ Carsten Breitfeld
Carsten Breitfeld
Global Chief Executive Officer

Date:	May 13, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Faraday Future Intelligent Electric Inc and in the capacities and on the date indicated.

Name	Title	Date

/s/ Carsten Breitfeld	Global Chief Executive Officer and Director	May 13, 2022
Carsten Breitfeld	(principal executive officer)

/s/ Becky Roof	Interim Chief Financial Officer (principal financial and accounting officer)	May 13, 2022
Becky Roof

/s/ Susan G. Swenson	Executive Chairperson	May 13, 2022
Susan G. Swenson

/s/ Matthias Aydt	Director	May 13, 2022
Matthias Aydt

/s/ Qing Ye	Director	May 13, 2022
Qing Ye

/s/ Edwin Goh	Director	May 13, 2022
Edwin Goh

/s/ Lee Liu	Director	May 13, 2022
Lee Liu

/s/ Brian K. Krolicki	Director	May 13, 2022
Brian K. Krolicki

/s/ Jordan Vogel	Director	May 13, 2022
Jordan Vogel

/s/ Scott D. Vogel	Director	May 13, 2022
Scott D. Vogel