Form 10-Q
period 2022-03-31
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2022-05-23
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number: 001-39395
Faraday Future Intelligent Electric Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-4720320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18455 S. Figueroa Street, Gardena, CA	90248
(Address of Principal Executive Offices)	(Zip Code)
(310) 415-4807
Registrant’s telephone number, including area code

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

The registrant had outstanding 238,275,864 shares of Class A common stock and 64,000,588 shares of Class B common stock as of May 16, 2022.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Pages
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
Part I Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021	4
	Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	6
	Notes to the Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market	40
Item 4.	Controls and Procedures	40

Part II Other Information
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44
Signatures		46

Part I - Financial Information
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Faraday Future Intelligent Electric Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021

Assets
Current assets
Cash	$276,374	$505,091
Restricted cash	1,012	25,386
Deposits	55,639	63,370
Other current assets	8,608	13,410
Total current assets	341,633	607,257
Property and equipment, net	338,877	293,135
Right of use assets	18,701	—
Other non-current assets	6,853	7,040
Total assets	$706,064	$907,432
Liabilities, commitment to issue Class A Common Stock and stockholders’ equity
Current liabilities
Accounts payable	$45,400	$37,773
Accrued expenses and other current liabilities	86,766	90,512
Related party accrued interest	12,222	11,231
Accrued interest	1,493	8,263
Operating lease liabilities, current portion	2,113	—
Finance lease liabilities, current portion	2,287	—
Related party notes payable	13,636	13,655
Notes payable, current portion	78,865	132,372
Total current liabilities	242,782	293,806
Operating lease liabilities, less current portion	16,885	—
Finance lease liabilities, less current portion	7,390	7,570
Other liabilities, less current portion	3,785	3,720
Notes payable, less current portion	—	34,682
Total liabilities	270,842	339,778
Commitments and contingencies (Note 11)
Commitment to issue Class A Common Stock	32,900	—
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 750,000,000 shares authorized; 238,197,018 and 168,693,323 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	24	17
Class B Common Stock, $0.0001 par value; 75,000,000 shares authorized; 64,000,588 shares and no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	6	—
Additional paid-in capital	3,487,415	3,482,226
Accumulated other comprehensive loss	(7,509)	(6,945)
Accumulated deficit	(3,077,614)	(2,907,644)
Total stockholders’ equity	402,322	567,654
Total liabilities, commitment to issue Class A Common Stock and stockholders’ equity	$706,064	$907,432
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Operating expenses
Research and development	$114,935	$6,721
Sales and marketing	6,186	1,682
General and administrative	27,880	10,993
Total operating expenses	149,001	19,396

Loss from operations	(149,001)	(19,396)
Change in fair value measurements	1,186	(26,917)
Interest expense	(3,746)	(19,174)
Related party interest expense	(622)	(9,752)
Other expense, net	(915)	(283)
Loss before income taxes	(153,098)	(75,522)
Income tax provision	—	(3)
Net loss	$(153,098)	$(75,525)

Per share information:
Net loss per Common Stock – Class A and Class B – basic and diluted	$(0.48)	$(0.48)
Weighted average Common shares outstanding – Class A and Class B – basic and diluted	322,211,392	158,088,382

Total comprehensive loss:
Net loss	$(153,098)	$(75,525)
Change in foreign currency translation adjustment	(564)	508
Total comprehensive loss	$(153,662)	$(75,017)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(Unaudited)

	Commitment to Issue Class A Common Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	168,693,323	$17	—	$—	$3,482,226	$(6,945)	$(2,907,644)	$567,654
Reclassification of obligation to issue registered shares of Class A Common Stock upon adoption of ASU 2020-06 (Note 7)	—	32,900	—	—	—	—	—	—	(20,265)	(20,265)
Reclassification of deferred gain upon adoption of ASC 842	—	—	—	—	—	—	—	—	3,393	3,393
Issuance of shares pursuant to the commitment to issue Class A and Class B Common Stock (Note 3)	—	—	68,742,020	7	64,000,588	6	(13)	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,347	—	—	3,347
Exercise of stock options	—	—	761,675	—	—	—	1,855	—	—	1,855
Foreign currency translation adjustment	—	—	—	—	—	—	—	(564)	—	(564)
Net loss	—	—	—	—	—	—	—	—	(153,098)	(153,098)
Balance as of March 31, 2022	—	$32,900	238,197,018	$24	64,000,588	$6	$3,487,415	$(7,509)	$(3,077,614)	$402,322

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	93,099,596	$9	64,000,588	$6	$1,817,760	$(5,974)	$(2,391,139)	$(579,338)
Conversion of The9 Conditional Obligation	423,053	—	—	—	2,863	—	—	2,863
Stock-based compensation	—	—	—	—	2,520	—	—	2,520
Exercise of stock options	1,254,624	—	—	—	2,650	—	—	2,650
Issuance of warrants	—	—	—	—	1,988	—	—	1,988
Foreign currency translation adjustment	—	—	—	—	—	508	—	508
Net loss	—	—	—	—	—	—	(75,525)	(75,525)
Balance as of March 31, 2021	94,777,273	$9	64,000,588	$6	$1,827,781	$(5,466)	$(2,466,664)	$(644,334)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(153,098)	$(75,525)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	4,853	988
Stock-based compensation	3,347	2,520
Loss on disposal of property and equipment	—	647
Change in fair value measurements	(1,186)	26,917
Loss (gain) on foreign exchange	894	(831)
Non-cash interest expense	2,319	25,131
Loss on extinguishment of related party notes payable, notes payable and vendor payables in trust, net	—	1,309
Other	108	—
Changes in operating assets and liabilities
Deposits	6,840	(1,025)
Other current and other non-current assets	2,095	(480)
Accounts payable	5,747	(635)
Accrued expenses and other current liabilities	14,527	665
Operating lease liabilities	(882)	—
Accrued interest expense	(7,928)	—
Net cash used in operating activities	(122,364)	(20,319)
Cash flows from investing activities
Payments for property and equipment	(44,398)	(711)
Net cash used in investing activities	(44,398)	(711)
Cash flows from financing activities
Proceeds from related party notes payable	—	200
Proceeds from notes payable, net of original issuance discount	—	76,140
Payments of related party notes payable	—	(1,528)
Payments of notes payable, including Payment Premium	(87,065)	(3,355)
Payments of finance lease obligations	(466)	(1,110)
Proceeds from exercise of stock options	1,855	2,650
Net cash (used in) provided by financing activities	(85,676)	72,997
Effect of exchange rate changes on cash and restricted cash	(653)	(548)
Net (decrease) increase in cash and restricted cash	(253,091)	51,419
Cash and restricted cash, beginning of period	530,477	1,827
Cash and restricted cash, end of period	$277,386	$53,246

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
The following table provides a reconciliation of cash and restricted cash reported within the Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2022	2021
Cash	$505,091	$1,124
Restricted cash	25,386	703
Total cash and restricted cash, beginning of period	$530,477	$1,827

Cash	$276,374	$47,525
Restricted cash	1,012	5,721
Total cash and restricted cash, end of period	$277,386	$53,246

Supplemental disclosure of noncash investing and financing activities
Recognition of operating right of use assets and lease liabilities for new leases	$8,206	$—
Additions of property and equipment included in accounts payable and accrued expenses	1,881	—
Conversion of The9 Conditional Obligation to equity	—	2,863

Supplemental disclosure of cash flow information
Cash paid for interest	$10,040	$772
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
1.    Nature of Business and Organization and Basis of Presentation
Nature of Business and Organization
Faraday Future Intelligent Electric Inc. (the “Company” or “FF”), a holding company incorporated in the State of Delaware on February 11, 2020, conducts its operations through the subsidiaries of FF Intelligent Mobility Global Holdings Ltd. (“Legacy FF”), founded in 2014 and headquartered in Los Angeles, California.
On July 21, 2021 (the “Closing”), the Company consummated a business combination pursuant to an Agreement and Plan of Merger dated January 27, 2021, by and among Property Solutions Acquisition Corp (“PSAC”). and Legacy FF (the “Business Combination”). Upon the consummation of the Business Combination (the “Closing”), PSAC changed its name from “Property Solutions Acquisition Corp.” to “Faraday Future Intelligent Electric Inc.” Concurrently with the Closing of the Business Combination, the Company entered into separate agreements with a number of investors (“PIPE Investors”) pursuant to which, on the Closing Date, the PIPE Investors purchased, and the Company issued, an aggregate of 76,140,000 shares of Class A Common Stock, for a purchase price of $10.00 per share with an aggregate purchase price of $761,400 (“PIPE Financing”). Shares sold and issued in the PIPE Financing included registration rights.
The Company operates in a single operating segment and designs and engineers next-generation, intelligent, electric vehicles. The Company expects to manufacture vehicles at its production facility in Hanford, California and has additional engineering, sales, and operations capabilities in China. The Company has created innovations in technology, products, and a user-centered business model that are being incorporated into its planned electric vehicle platform.
Principles of Consolidation and Basis of Presentation
The Company consolidates the financial statements of all entities in which it has a controlling financial interest, including the accounts of any Variable Interest Entity (“VIE”) in which the Company has a controlling financial interest and for which it is the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and are unaudited.
These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual audited financial statements prepared in accordance with GAAP and should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2021, included in the Company’s Form 10-K filed with Securities and Exchange Commission (“SEC”) on May 13, 2022 (the “Form 10-K”). Accordingly, the Condensed Consolidated Balance Sheet as of December 31, 2021, has been derived from the Company’s annual audited Consolidated Financial Statements but does not contain all of the footnote disclosures from the annual financial statements.
In the opinion of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position, its results of operations, and cash flows for the periods presented. The accounting policies used in the preparation of these unaudited Condensed Consolidated Financial Statements are the same as those disclosed in the audited Consolidated Financial Statements for the year ended December 31, 2021, included in the Form 10-K, except as described below.
Reclassification
The Company reclassified certain amounts in the Condensed Consolidated Financial Statements to conform to the current period's presentation.
Revision
As previously disclosed in the Company’s annual financial statements for the fiscal year ended December 31, 2021, in connection with the findings of the Special Committee Investigation, the Company found misclassifications in the unaudited Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2021, resulting in an overstatement of interest expense and understatement of related party interest expense of $682. The misstatements did not affect any subtotals or totals on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the quarterly period ended

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
March 31, 2021. The Company concluded that such misstatements were not material to the previously issued financial statements, however, the Condensed Consolidated Statements of Operations and Comprehensive Loss for the quarterly period ended March 31, 2021 have been revised to correct for these misstatements.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to the: (i) realization of tax assets and estimates of tax liabilities; (ii) valuation of equity securities; (iii) recognition and disclosure of contingent liabilities, including litigation reserves; (iv) fair value of related party notes payable and notes payable; (v) estimated useful lives and impairment of long-lived assets; (vi) fair value of options granted to employees and non-employees; (vii) fair value of warrants, and (viii) incremental borrowing rate used to measure operating lease liabilities. Such estimates often require the selection of appropriate valuation methodologies and financial models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates.
As of the date the Company’s unaudited Condensed Consolidated Financial Statements were issued, the Company is not aware of any specific event or circumstance that would require it to update its estimates or judgments or to revise the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s condensed consolidated financial statements in future periods. While the Company considered the effects of COVID-19 on its estimates and assumptions, due to the level of uncertainty regarding the economic and operational impacts of COVID-19 on the Company’s business, there may be other judgments and assumptions that the Company has not considered. Such judgments and assumptions could result in a material impact on the Company’s financial statements in future periods. Actual results could differ from these estimates and any such differences may have a material impact on the Company’s Condensed Consolidated Financial Statements.
Income Tax
The Company recorded an income tax provision of $0 and $3 for the period ended March 31, 2022 and 2021, respectively, on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The difference in the Company’s effective tax rate from the federal statutory rate of 21% is due to the ratio of domestic and international loss before taxes. The Company records a valuation allowance to reflect limited benefits for income taxes in jurisdictions that historically reported losses and a provision for income taxes in jurisdictions that are profitable. The income tax provision for each period was the combined calculated tax expenses/benefits for various jurisdictions.
The Company is subject to taxation and files income tax returns with the U.S. federal government, California and China. As of March 31, 2022, the 2017 through 2021 federal returns and 2017 through 2021 state returns are open to exam. The Company’s 2017 and 2018 federal returns are currently under audit by the Internal Revenue Service (“IRS”). The Company is not under any tax audits on its China tax returns. All of the prior year tax returns, from 2016 through 2021, are open under China tax law.
The Company did not accrue any interest or penalties related to the Company's unrecognized tax benefits as of March 31, 2022, as the uncertain tax benefits only reduced the net operating losses. The Company does not expect the uncertain tax benefits to have material impact on its Condenses Consolidated Financial Statements within the next twelve months.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842”), which outlines a comprehensive lease accounting model that supersedes the previous lease guidance. The guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard on January 1, 2022 using the modified retrospective basis and recorded operating lease right-of-use assets (“ROU”) of $11,191 and operating lease liabilities of $11,191 on that date. As part of this adoption, the

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Company reclassified the deferred gain related to a previous sale and leaseback of $3,393 to accumulated deficit. The Company elected to apply the package of practical expedients permitted under the transition guidance within ASC 842 which does not require reassessment of initial direct costs, reassessment of the classification of leases as operating or financing, or reassessment of the definition of a lease (see Note 10, Leases). Finance lease liabilities and related property and equipment assets did not change as a result of the adoption of this standard.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470- 20, Debt — Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. Further, the ASU made amendments to the earnings per share guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for the diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company adopted the standard on January 1, 2022 on a modified retrospective basis and reclassified the Obligation to issue registered shares of Class A Common Stock of $12,635 from Accrued expenses and other current liabilities and reclassified $20,265 from Accumulated deficit to Commitment to issue Class A Common Stock on the Condensed Consolidated Balance Sheets.
In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU made amendments to the earnings per share guidance in Topic 260 for an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options. Further, the ASU made amendments to the Debt—Modifications and Extinguishments guidance in Topic 470-50. The ASU also added references to revised guidance within Topic 505 and 718. Additionally, the ASU made additions to Topic 815-40 related to the issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. Adoption of the amendments in the ASU should be applied prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company adopted the standard as of January 1, 2022. There was an immaterial effect on the condensed consolidated financial statements as a result of the adoption of ASU 2021-04.
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
The Company’s business plan contemplates that it will launch the FF 91 for delivery to customers beginning in the third quarter of 2022, with testing, validation, and certification complete in the third quarter of 2022. Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,077,614 as of March 31, 2022. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $990,983 which it used to settle certain liabilities and the remainder of which management expects to use to finance the ongoing operations of the business.
The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 8, Related Party Notes Payable and Note

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
9, Notes Payable), the sale of Preferred and Common Stock (see Note 12, Stockholders' Equity) and the net proceeds received from the Business Combination and the PIPE Financing in the third quarter of 2021 (see Note 3, Business Combination).
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
The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials and potential impact of the COVID-19 pandemic. Refer to the section titled, “Risk Factors” in the 2021 Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic. The Company’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties. The Company expects to continue to generate significant operating losses for the foreseeable future. The plans are dependent on the Company being able to continue to raise significant amounts of capital through the issuance of additional notes payable and equity securities.
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
As of March 31, 2022, the Company was in default on a related party note payable with a principal amount of $9,451. In January 2022, the Company defaulted on the Optional Notes (see Note 9, Notes Payable). The holders of the Optional Notes have waived the default.
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
3.    Business Combination
On July 21, 2021, the Company consummated the Business Combination (the “Closing”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Legacy FF, with Legacy FF surviving the merger as a wholly-owned subsidiary of the Company. Upon the consummation of the Business Combination, the registrant changed its name from Property Solutions Acquisition Corp. to Faraday Future Intelligent Electric Inc.
Commitment to Issue Class A and Class B Common Stock
As part of the Closing of the Business Combination, former stockholders and noteholders of Legacy FF are required to submit a signed Company share letter of transmittal or converting debt letter of transmittal along with a lockup agreement to the Company’s transfer agent in order for shares of the Company to be issued in their name in exchange for their shares in, notes from, vendor trust or other supplier agreements with, Legacy FF. As of March 31, 2022, 20,410,111 shares of Class A Common Stock remain unissued. Until the holder of the right to receive shares of the Company’s Class A Common Stock is issued shares, that holder does not have any of the rights of a stockholder.
The Company determined that the commitment to issue shares of Class A and Class B Common Stock is indexed to the Company’s own equity, within the meaning in ASC 815-10-15-74 and met the scope exception to not be subject to derivative

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
accounting under ASC 815-40-25. As such, the Company classified the commitment to issue shares of Class A and Class B Common Stock in equity.
For purposes of presentation of shares outstanding in the Company’s financial statements, the unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit) present legally issued and outstanding shares.
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
4.    Deposits and Other Current Assets
Deposits and other current assets consist of the following:

Deposits:	March 31, 2022	December 31, 2021
Deposits for research and development, prototype parts, and other	$47,259	$54,990
Deposits for “Future Work”	8,380	8,380
Total deposits	$55,639	$63,370

Other current assets:
Prepaid expenses	$6,010	$11,119
Other current assets	2,598	2,291
Total other current assets	$8,608	$13,410
During the three months ended March 31, 2022, the Company made deposits for research and development (“R&D”), prototype parts, and other with its vendors, which support the Company’s ongoing R&D efforts and operations. The Company expenses deposits as the services are provided and prototype parts are received.
Amortization expense related to the Palantir hosting arrangement and other prepaid software subscriptions totaled $2,870 and $0 for the three months ended March 31, 2022 and 2021, respectively.
5.    Property and Equipment, Net
Property and equipment, net, consists of the following:

	March 31, 2022	December 31, 2021
Buildings	$14,180	$14,180
Computer hardware	3,328	3,051
Tooling, machinery, and equipment	8,868	8,868
Vehicles	337	337
Computer software	3,621	1,032
Leasehold improvements	298	297
Construction in process	318,713	275,048
Less: Accumulated depreciation	(10,468)	(9,678)
Total property and equipment, net	$338,877	$293,135
Depreciation expense related to property and equipment totaled $790 and $825 for the three months ended March 31, 2022 and 2021, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
6.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Accrued payroll and benefits	$25,865	$21,752
Accrued legal contingencies	13,600	16,881
Tooling, machinery and equipment received not invoiced	—	7,243
Engineering, design and testing services received not invoiced	20,750	6,620
Deposits from customers	4,226	4,354
Due to affiliates	7,075	6,673
Obligation to issue registered shares of Class A Common Stock (1)	—	12,635
Other current liabilities	15,250	14,354
Total accrued expenses and other current liabilities	$86,766	$90,512
(1) The obligation to issue registered shares of Class A Common Stock was reclassified to Commitment to issue Class A Common Stock upon the adoption of ASU 2020-06 (see Note 7, Fair Value of Financial Instruments).
7.    Fair Value of Financial Instruments
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
The Company has elected to apply the fair value option to certain notes payable with conversion features as discussed in Note 9, Notes Payable. Fair value measurements associated with the warrant liabilities, and notes payable represent Level 3 valuations under the fair value hierarchy.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Notes Payable at Fair Value
The Company has elected to measure certain notes payable at fair value issued under the Notes Purchase Agreement, as amended (“NPA”) as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 9, Notes Payable). The Company used a binomial lattice model to value the notes payable issued on June 9, 2021 and August 10, 2021 to a US-based investment firm. A binomial lattice model is widely used for valuing convertible notes. The significant assumptions used in the binomial lattice model include the risk-free rate, annual dividend yield, expected life, and volatility of the Company's stock.
The fair value adjustments related to warrant liabilities and notes payables were recorded in Change in Fair Value Measurements on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Commitment to Issue Class A Common Stock
Upon the Closing of the Business Combination, the Company assumed an obligation of PSAC to deliver 2,387,500 registered shares of Class A Common Stock to an entity that provided consulting and advisory services in connection with the Business Combination to PSAC for no consideration. As of March 31, 2022, the Company’s registration statement is not effective.
Prior to the adoption of ASU 2020-06, the agreement with the service provider specified that the shares to be delivered are required to be registered, which is considered to be outside of the control of the Company, and therefore this obligation failed to qualify for equity treatment under ASC 815-40-25-10, and net cash settlement was assumed.
As a result, in conjunction with recording the assets and liabilities of PSAC on the Closing of the Business Combination, the Company recorded a liability of $32,900 for the Obligation to issue registered shares of Class A Common Stock in the Consolidated Balance Sheets during the year ended December 31, 2021. As of December 31, 2021, the fair value of the liability was $12,635 resulting in a gain of $20,265 recorded in the Change in Fair value measurements in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.
On January 1, 2022, upon the adoption of ASU 2020-06, the requirement to consider whether settlement is required to be in registered shares is no longer required to be considered in an entity’s evaluation of net cash settlement, however ASC 480-10-S99-3a was not amended in a similar fashion and therefore the Company, as part of the adjustments due to the adoption of ASU 2020-06, reclassified the Obligation to issue registered shares of Class A Common Stock from liabilities to the Commitment to issue Class A Common Stock within temporary equity in the Condensed Consolidated Balance Sheets as of March 31, 2022.
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	March 31, 2022
	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$—	$—	$73,073
Private Warrants	—	—	600

	December 31, 2021
	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$—	$—	$161,282
Private Warrants	—	—	642
Obligation to issue registered shares of Class A Common Stock	—	—	12,635

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, and accounts payable approximate fair value because of their short-term nature or contractually defined value.
The following table summarizes the activity of Level 3 fair value measurements:

	Notes Payable at Fair Value	Private Warrants	Obligation to Issue Registered Shares
Balance as of December 31, 2021	$161,282	$642	$12,635
Changes in fair value measurements	(1,144)	(42)	—
Cash payments	(87,065)	—	—
Reclassification of obligation to issue registered shares of Class A Common Stock upon adoption of ASU 2020-06	—	—	(12,635)
Balance as of March 31, 2022	$73,073	$600	$—
8.    Related Party Notes Payable
The Company has been significantly funded by notes payable from related parties. These related parties include employees as well as affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s founder and former CEO.
Related party notes payable consists of the following as of March 31, 2022:

Note Name	Contractual Maturity Date	Contractual Interest Rates	Balance as of March 31, 2022	Interest Expense for the Three Months Ended March 31, 2022
Related party notes – China(1)	Due on Demand	18.00%	$9,451	$622
Related party notes – China various other	Due on Demand	0.00%	4,185	—
			$13,636	$622
(1)As of March 31, 2022, the Company was in default on a related party note with a principal value of $9,451.
The estimated fair value of the related party notes payable, which are not carried at fair value, using inputs from Level 3 under the fair value hierarchy, was $12,999 and $13,337 as of March 31, 2022 and December 31, 2021, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
9.    Notes Payable
The Company has entered into notes payable agreements with third parties, which consists of the following as of March 31, 2022:

	March 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Three Months Ended March 31, 2022
June 9, 2021 Note 1 and Note 2	December 9, 2022	0.00%	$40,000	$8,697	$(9,522)	$39,175	$—
August 10, 2021 Optional Notes	February 10, 2023	15.00%	33,917	11,499	(11,518)	33,898	1,272
Notes payable – China various other	Due on Demand	0.00%	5,483	—	—	5,483	—
PPP Loan	April 17, 2022	1.00%	193	—	—	193	—
Auto loans	Various	Various	116	—	—	116	—
			$79,709	$20,196	$(21,040)	$78,865	$1,272
The Company settled certain notes payable during the three months ended March 31, 2022 as follows:

	Three months ending March 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Net carrying value at 12/31/2021	Fair Value Measurement Adjustments	Payment Premium	Cash Payment
March 1, 2021 Notes(1)	March 1, 2022	14.00%	$56,695	$(1,695)	$—	$(55,000)
August 26, 2021 Notes(1)	March 1, 2022	14.00%	30,924	(924)	2,065	(32,065)
			$87,619	$(2,619)	$2,065	$(87,065)
(1)On March 1, 2021, the Company amended the NPA to permit the issuance of additional notes payable with principal amounts up to $85,000. On the same day, the Company entered into notes payable agreements with Ares for an aggregate principal of $55,000. The notes payable were collateralized by a first lien on virtually all tangible and intangible assets of the Company, bore interest at 14.0% per annum and matured on March 1, 2022. On February 25, 2022, the Company repaid the $55,000 principal amount of the March 1, 2021 Notes with accrued interest of $7,721.
On August 26, 2021, the Company exercised its option under the March 1, 2021 notes payable agreement with Ares to draw an additional principal amount of $30,000 which matured on March 1, 2022. As the August 26, 2021 Notes mature in less than one year, according to the terms of the amended NPA, the Company expected to repay them with payment premium of 14.0% (“Payment Premium”). On February 25, 2022, the Company repaid the $30,000 principal amount of the August 26, 2021 Notes, with accrued interest of $2,135 and Payment Premium of $2,065.

	March 31, 2022	December 31, 2021
March 1, 2021 Notes
Outstanding principal	$—	$55,000
Accrued interest	—	6,455
Interest expense for the three months ended March 31, 2022	1,266	—
Principal payments	55,000	—
Interest payments	7,721	—

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
August 26, 2021 Notes
Outstanding principal	$—	$30,000
Accrued interest	—	1,473
Interest expense for the three months ended March 31, 2022	662	—
Principal payments	30,000	—
Interest payments	2,135	—
Payment Premium payments	2,065	—
Fair Value of Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s notes payable not carried at fair value, using inputs from Level 3 under the fair value hierarchy, was $5,472 and $5,350 as of March 31, 2022 and December 31, 2021, respectively.
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of March 31, 2022 are as follows:

Due on demand	$5,483
2022	40,309
2023	33,917
$79,709
10.    Leases
The Company determines if an arrangement is a lease at its commencement if the Company is both able to identify an asset and conclude the Company has the right to control the identified asset. Leases are classified as finance or operating based on the principle of whether or not the lease is effectively a financed purchase by the lessee. An ROU asset represents the Company’s right to use an underlying asset for the lease term and a lease liability represents the Company’s obligation to make lease payments related to the lease. The Company recognizes operating and finance lease ROU assets and liabilities at the commencement date based on the present value of lease payments over the lease term. The lease term includes renewal options when it is reasonably certain that the option will be exercised, and excludes termination options. The Company’s leases do not provide an implicit rate therefore, the Company uses its incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments. The incremental borrowing rate used is estimated based on what the Company would be required to pay for a collateralized loan for a similar asset over a similar term. The Company’s leases do not include any residual value guarantees, bargain purchase options, or asset retirement obligations.
To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for both operating and finance leases is recognized on a straight-line basis over the lease term and is recorded in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest expense incurred on the finance lease liabilities is recorded in Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Additionally, the Company does not separate lease and non-lease components. Operating leases are included in Right of use assets, Operating leases liabilities, current portion and Operating lease liabilities, less current portion in the Company's Condensed Consolidated Balance Sheets. Finance leases are included in Property and equipment, net, Finance lease liabilities, current portion, and Finance lease liabilities, less current portion in the Company's Condensed Consolidated Balance Sheets.
The Company’s lease arrangements consist primarily of corporate office, store, equipment, and vehicle lease agreements. The leases expire at various dates through 2032, some of which include options to extend the lease term for additional 5 years periods.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Total lease costs for the three months ended March 31, 2022 were:

Finance lease cost
Amortization of right-of-use assets	$500
Interest on lease liabilities	177
Total finance lease cost	677

Operating lease cost	882
Variable lease cost	134
Total lease cost	$1,693
The following table summarizes future lease payments as of March 31, 2022:

Fiscal year	Operating Leases	Finance Leases
2022	$3,833	$1,940
2023	4,300	2,166
2024	4,257	1,757
2025	4,383	1,792
2026	4,514	1,828
Thereafter	11,744	1,863
Total	33,031	11,346
Less: Imputed Interest	(14,033)	(1,669)
Present value of net lease payments	$18,998	$9,677

Lease liability, current portion	$2,113	$2,287
Lease liability, net of current portion	16,885	7,390
Total lease liability	$18,998	$9,677
Supplemental information and non-cash activities related to operating and finance leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$833
Operating cash flows from finance leases	177
Financing cash flows from finance leases	466
$1,476
Lease liabilities arising from new right-of-use assets
Operating leases	$8,206
Finance leases	—

Weighted average remaining lease term (in years)
Operating leases	7.2
Finance leases	5.4

Weighted average discount rate
Operating leases	15.5%
Finance leases	6.0%

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Disclosures Related to Periods Prior to Adoption of the New Lease Standard:
The Company recorded rent expense of $790 for the three months ended March 31, 2021.
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
11.    Commitments and Contingencies
Legal Matters
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
On December 23, 2021, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934 was filed in the United States District Court, Central District of California, against the Company and its current Chief Executive Officer, its current Chief Product and User Ecosystem Officer, as well as the two former CFOs of the Company (one of which is also the former CFO of Legacy FF), and the Co-CEOs of PSAC. On March 7, 2022, the court appointed co-lead plaintiffs and co-lead counsel. Co-lead plaintiffs filed an amended complaint on May 6, 2022. Defendants’ currently scheduled deadline to respond to the amended complaint is July 5, 2022. The Company believes the suit is without merit and intends to vigorously defend the suit. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims.
On March 8, 2022 and March 21, 2022, putative derivative lawsuits alleging violations of the Securities Exchange Act of 1934 and various common law claims were filed in the United States District Court, Central District of California. On April 8, 2022, these two derivative lawsuits were consolidated. Additionally, on April 11 and 25, 2022, putative derivative lawsuits alleging violations of the Securities Exchange Act of 1934 and various common law claims were filed in the United States District Court, District of Delaware. These lawsuits purport to assert claims on behalf of the Company against numerous current and former officers and directors of the Company. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
As of March 31, 2022 and December 31, 2021, the Company had accrued contingent liabilities of $13,600 and $16,881, respectively, within Accrued expenses and other current liabilities on the unaudited Condensed Consolidated Balance Sheets for potential financial exposure related to ongoing legal matters primarily related to breach of contracts and employment matters which are deemed both probable of loss and reasonably estimable.
During the three months ending March 31, 2022, the Company settled a legal dispute for breach of lease under which the Company was named a co-defendant, in a civil action case with the plaintiff seeking damages including unpaid rent, future unpaid rent, unpaid expenses, and unpaid taxes related to the lease for a total of $6,400. Pursuant to the settlement agreement, the Company agreed to pay $1,800 in cash in January 2022 and an additional $3,400 plus 5% interest in October 2022 and was liable for the remainder of the settlement, in the amount of $1,200, in the event the Co-defendants failed to make the payment in January 2022. In January 2022, the Company made the initial settlement payment of $1,800 and was relieved of the liability of $1,200.
Special Committee Investigation
As previously disclosed, on November 15, 2021, the Company’s Board of Directors (the “Board”) established a special committee of independent directors (“Special Committee”) to investigate allegations of inaccurate Company disclosures, including those made in an October 2021 short seller report and whistleblower allegations, which resulted in the Company being unable to timely file its third quarterly report on Form 10-Q for the quarter ended September 30, 2021, its Annual Report on Form 10-K for the year ended December 31, 2021, and amended Registration Statement on Form S-1 (File No. 333-258993). The Special Committee engaged outside independent legal counsel and a forensic accounting firm to assist with its review. On February 1, 2022, the Company announced that the Special Committee completed its review. On April 14, 2022, the Company announced the completion of additional investigative work based on the Special Committee’s findings, which were performed under the direction of the Executive Chairperson, reporting to the Audit Committee. In connection with the Special Committee’s review and subsequent investigative work, the following findings were made:
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
•the removal of Mr. Jia as an executive officer, although continuing in his position as Chief Product & User Ecosystem Officer of the Company and reporting directly to Ms. Swenson, receiving a 25% annual base salary reduction, and his role limited to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and Advanced R&D technology;
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
12.    Stockholders’ Equity
The number of authorized, issued and outstanding stock, were as follows:

	March 31, 2022
	Authorized Shares	Issued Shares	Shares to be Issued	Total Issued and to be Issued Shares
Preferred Stock	10,000,000	—	—	—
Class A Common Stock	750,000,000	238,197,018	20,410,111	258,607,129
Class B Common Stock	75,000,000	64,000,588	—	64,000,588
	835,000,000	302,197,606	20,410,111	322,607,717

	December 31, 2021
	Authorized Shares	Issued Shares	Shares to be Issued	Total Issued and to be Issued Shares
Preferred Stock	10,000,000	—	—	—
Class A Common Stock	750,000,000	168,693,323	89,152,130	257,845,453
Class B Common Stock	75,000,000	—	64,000,588	64,000,588
	835,000,000	168,693,323	153,152,718	321,846,041
Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of March 31, 2022 and December 31, 2021 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Public Warrants	22,977,568	$11.50	July 21, 2026
Private Warrants(1)	674,551	$11.50	July 21, 2026
Other warrants	4,544,258	$10.00	Various through August 10, 2028
Total	28,196,377
(1) The Private Warrants are recorded in Other liabilities, less current portion in the unaudited Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.
13.    Stock-Based Compensation
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
As of March 31, 2022, the Company had 45,226,078 shares of Class A Common Stock available for future issuance under its 2021 SI Plan.
A summary of the Company’s stock option activity under the SI Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	—
Granted	4,347,492	5.15
Exercised	—
Cancelled/forfeited	—
Outstanding as of March 31, 2022	4,347,492	$5.15	9.79	$498
The weighted-average assumptions used in the Black-Scholes option pricing model for awards granted during the three months ended March 31, 2022 are as follows:

Risk-free interest rate:	1.61%
Expected term (in years):	7.01
Expected volatility:	43.50%
Dividend yield:	0.00%
As of March 31, 2022, the total remaining stock-based compensation expense for unvested stock options was $6,287, which is expected to be recognized over a weighted average period of 2.6 years.
EI Plan
On February 1, 2018, the Board of Directors adopted the Equity Incentive Plan (“EI Plan”), under which the Board of Directors authorized the grant of up to 42,390,000 incentive and nonqualified stock options, restricted stock, unrestricted stock, restricted stock units, and other stock-based awards for Legacy FF’s Class A Ordinary Stock to employees, directors, and non-employees.
A summary of the Company’s stock option activity under the EI Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	31,962,921	$2.81	7.77	$86,075
Granted	—
Exercised	(268,702)	2.50		729
Cancelled/forfeited	(1,049,835)	3.40
Outstanding as of March 31, 2022	30,644,384	$2.79	7.34	$73,051
As of March 31, 2022, the total remaining stock-based compensation expense for unvested stock options was $10,813, which is expected to be recognized over a weighted average period of 2.83 years.

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
A summary of the Company’s stock option activity under the STI Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	9,526,727	$5.55	8.0	$13,905
Granted	—
Exercised	(492,973)	2.41		1,037
Cancelled/forfeited	(243,815)	8.02
Outstanding as of March 31, 2022	8,789,939	$5.74	8.4	$10,759
As of March 31, 2022, the total remaining stock-based compensation expense for unvested stock options was $6,669, which is expected to be recognized over a weighted average period of approximately 3.76 years.
The following table presents stock-based compensation expense included in each respective expense category in the unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss:

	Three Months Ended March 31,
	2022	2021
Research and development	$1,622	$591
Sales and marketing	374	199
General and administrative	1,350	1,730
	$3,347	$2,520
14.    Net Loss per Share
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
The net loss per common share was the same for the Class A and Class B Common Stock because they are entitled to the same liquidation and dividend rights and are therefore, combined on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Because the Company reported net losses for all periods presented, all potentially dilutive Common Stock equivalents were determined to be antidilutive for those periods and have been excluded from the calculation of net loss per share.
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share as of the following dates:

	March 31, 2022	March 31, 2021
Stock-based compensation awards – SI Plan	4,347,492	—
Stock-based compensation awards – EI Plan	30,644,384	31,762,113
Stock-based compensation awards – STI Plan	8,789,939	6,854,436
Public Warrants	22,977,568	—
Private Warrants	674,551	—
Other warrants	4,544,258	1,857,175
Convertible notes payable	9,009,210	4,409,167
Total	80,987,402	44,882,891
15.    Subsequent Events
The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to help the reader understand FF’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with FF’s unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q (this “Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to FF’s plans and strategy for FF’s business, includes forward-looking statements that involve risks and uncertainties. FF’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the section entitled “Risk Factors” in our Annual Report Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) and “Cautionary Note Regarding Forward Looking Statements” below. The objective of this section is to provide investors an understanding of the financial drivers and levers in FF’s business and describe the financial performance of the business.
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
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section titled “Risk Factors” in the Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” in the Form 10-K may not be exhaustive.
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
•Since inception, FF has developed a portfolio of intellectual property, established its proposed supply chain, and assembled a global team of automotive and technology experts and innovators to achieve its goal of redefining the future of the automotive industry. As of March 31, 2022, FF has been granted more than 667 patents globally.
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
In response to the pandemic, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the United States Small Business Administration (“SBA”). In 2020, Legacy FF received a Paycheck Protection Program (“PPP”) loan in the amount of $9,168. The Company was notified by East West Bank that a principal amount of $8,975 as well as accrued interest of $155 relating to the PPP Loan had been forgiven as of December 31, 2021. The Company paid the remaining principal and accrued interest of $195 in aggregate in April 2022.
The COVID-19 vaccine is currently being administered. Any resurgence may slow down FF’s ability to ramp-up FF’s production program on time to satisfy investors and potential customers. Any delay to production will delay FF’s ability to launch the FF 91 and begin generating revenue. The COVID-19 pandemic could limit the ability of FF’s suppliers and business partners to perform, including third party suppliers’ ability to provide components and materials used in the FF 91. FF may also experience an increase in the cost of raw materials. FF does not anticipate any material impairments as a result of COVID-19; however, FF will continue to evaluate conditions on an ongoing basis. Even after the COVID-19 pandemic has subsided, FF may continue to experience an adverse impact to its business as a result of the global economic impact and any lasting effects on the global economy, including any recession that has occurred or may occur in the future. Refer to the section titled “Risk Factors” in the Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic.

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
Recent Developments
FF accomplished the following major milestones during the three months ended March 31, 2022:
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
•Appointed Becky Roof as Interim Chief Financial Officer (CFO) and engaged an affiliate of AlixPartners to accelerate implementation of Special Committee recommendations, including, but not limited to financial controls and material weakness remediation. Ms. Roof is a seasoned financial executive who has served in an interim CFO capacity at numerous public and private companies.
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
Subsequent to March 31, 2022, FF accomplished the following major milestones:
•Marked Production Milestone #5 at FF’s Hanford, California manufacturing facility, with the start of installation of all mechanical, electrical and plumbing systems to support equipment installation.
•Signed a sourcing agreement for battery packs for the FF 91 with a leading global battery supplier and innovator in lithium-ion technology. The FF 91 battery pack will feature state-of-the-art technology designed to deliver superior power, energy, and charging speeds.
Special Committee Investigation

As previously disclosed, on November 15, 2021, the Company’s Board of Directors (the “Board”) established a special committee of independent directors (“Special Committee”) to investigate allegations of inaccurate Company disclosures, including those made in an October 2021 short seller report and whistleblower allegations, which resulted in the Company being unable to timely file its third quarter 2021 Quarterly Report on Form 10-Q, Annual Report on Form 10-K for the year ended December 31, 2021 and amended Registration Statement on Form S-1 (File No. 333-258993). The Special Committee engaged outside independent legal counsel and a forensic accounting firm to assist with its review. On February 1, 2022, the Company announced that the Special Committee completed its review. On April 14, 2022, the Company announced the completion of additional investigative work based on the Special Committee’s findings which were performed under the direction of the Executive Chairperson, reporting to the Audit Committee. In connection with the Special Committee’s review and subsequent investigative work, the following findings were made:
•In connection with the Business Combination, statements made by certain Company employees to certain investors describing the role of Yueting (“YT”) Jia, the Company’s founder and former CEO, within the Company were inaccurate and his involvement in the management of the Company post-Business Combination was more significant than what had been represented to certain investors.
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
Based on the results of the Special Committee investigation and subsequent investigative work described above, the Board approved the following remedial actions:
•certain remedial actions designed to enhance oversight and corporate governance of the Company, namely the following:
•the appointment of Susan Swenson, a member of the Board, to the newly created position of Executive Chairperson of FF.
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
Components of FF’s Results of Operations
Key Factors Affecting Operating Results (in thousands)
FF’s performance and future success depend on several factors that present significant opportunities but also pose risks and challenges including those discussed below and in the section titled “Risk Factors” in the Form 10-K.
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
To date, FF has not yet sold any electric vehicles. As a result, FF will require substantial additional capital to develop products and fund operations for the foreseeable future. Until FF can generate sufficient revenue from product sales, FF will fund its ongoing operations through a combination of various funding and financing alternatives, including equipment leasing and construction financing of the Hanford, California manufacturing facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of manufacturing facilities will impact FF’s ability to generate revenue. For additional discussion of the substantial doubt about FF’s ability to continue as a going concern, see Note 2, Liquidity and Capital Resources in the notes to the unaudited Condensed Consolidated Financial Statements and for further details on liquidity, please see the “Liquidity and Capital Resources” section below.
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

Related Party Interest Expense
Related party interest expense consists of interest expense on notes payable with related parties. Related party interest expense has decreased relative to prior periods, as the majority of related party notes payable converted to equity upon completion of the Business Combination.
Interest Expense
Interest expense primarily consists of interest on outstanding notes payable, capital leases, certain supplier payables, and vendor payables in trust. Interest expense decreased as the majority of notes payable and vendor payables in trust were either settled in cash or converted to equity upon completion of the Business Combination.
Other Expense, net
Other expense, net consists of foreign currency transaction gains and losses and other expenses such as bank fees and late charges. Foreign currency transaction gains and losses are generated by revaluation of debt and the settlements of invoices denominated in currencies other than the functional currency. FF expects other expense to fluctuate as FF continues to transact internationally.
Results of Operations (in thousands) (Unaudited)
FF has not generated any revenue from the design, development, manufacturing, engineering, sale, or distribution of its electric vehicles. Please refer to the section “Risk Factors” in the Form 10-K for a full discussion on the risks and uncertainties related to costs.
Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
Consolidated Statements of Operations
Operating expenses
Research and development	$114,935	$6,721
Sales and marketing	6,186	1,682
General and administrative	27,880	10,993
Total operating expenses	149,001	19,396

Loss from operations	(149,001)	(19,396)
Change in fair value measurements	1,186	(26,917)
Interest expense	(3,746)	(19,174)
Related party interest expense	(622)	(9,752)
Other expense, net	(915)	(283)
Loss before income taxes	(153,098)	(75,522)
Income tax provision	—	(3)
Net loss	$(153,098)	$(75,525)
Research and Development

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Research and development	$114,935	$6,721	$108,214	1,610.1%
The increase in research and development expense for the three months ended March 31, 2022 was primarily due to the increase in engineering, design, and testing (“ED&T”) services of $82,745 as the Company re-engaged suppliers and made significant purchases for ED&T services to progress the development of the FF 91; the increase in personnel and compensation related expenses of $15,198 and employee benefits expense of $1,895 both due to increased headcount; the increase in information technology expense of $3,017 due to increases in business activities and headcount, and amortization of prepaid hosting costs incurred for the three months ended March 31, 2022 with no such charges occurring in the same period in 2021;

and increase in stock-based compensation expense of $879 because performance conditions associated with certain stock options were met or became probable.
Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Sales and marketing	$6,186	$1,682	$4,504	267.8%
The increase in sales and marketing expense for the three months ended March 31, 2022 was primarily due to the increase in personnel and compensation related expenses of $3,078 and employee benefits expense of $249 both due to an increase in headcount; and an increase in marketing expenses of $746 due to an increase in marketing efforts.
General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
General and administrative	$27,880	$10,993	$16,887	153.6%
The increase in general and administrative expense for the three months ended March 31, 2022 was primarily due to the increase in professional services primarily related to assist the Special Committee Investigation in the amount of $14,862; the increase in personnel and compensation related expenses of $985 and employee benefits expense of $411 both due to increases in headcount.
Change in Fair Value Measurements

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Change in fair value measurements	$1,186	$(26,917)	$28,103	104.4%
The change in the change in fair value measurements for the three months ended March 31, 2022, as compared to the same period in 2021, primarily related to the remeasurement of notes payable issued during the first quarter of 2021, which contained significant original issue discounts and favorable conversion features, resulting in a charge to fair value measurement expense during the first quarter of 2021.
Interest Expense

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Interest expense	$(3,746)	$(19,174)	$15,428	80.5%
The decrease in interest expense for the three months ended March 31, 2022, was due to the Company’s settlement of $85,202 principal of notes payable upon Closing of the Business Combination, repayment of $85,000 principal amount of notes payable in the three months ended March 31, 2022 and certain debt issuance costs and warrant valuations charged to interest expense in the three months ended March 31, 2021.
Related Party Interest Expense

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Related party interest expense	$(622)	$(9,752)	$9,130	93.6%
The decrease in related party interest expense for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to the related parties notes payable balance outstanding decreasing period over period, $13,636 as of March 31, 2022 and $298,667 as of March 31, 2021
Other Expense, Net

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Other expense, net	$(915)	$(283)	$(632)	(223.3)%
The increase in other expense, net for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily due to $894 increase in foreign exchange loss primarily related to deposits held in other currencies than the U.S. Dollar that are remeasured at the end of each period.
Liquidity and Capital Resources (in thousands)
As described in the “Overview” section of this MD&A, the COVID-19 pandemic impacted FF’s ability to raise funds and may have a material adverse impact on future periods as FF prepares to bring its vehicles to market, including its cash flows from financing activities, which fund its operations. The extent of COVID-19’s impact on FF’s liquidity will depend upon, among other things, the duration and severity of the outbreak or subsequent outbreaks and related government responses, such as required physical distancing, restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, all of which are uncertain and difficult to predict. Refer to the section titled, “Risk Factors” in the Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic.
As of March 31, 2022, the Company’s principal sources of liquidity was cash totaling $276,374, which was held for working capital and general corporate purposes.
The Company’s business plan contemplates that it will launch the FF 91 for delivery to customers beginning in the third quarter of 2022, with testing, validation, and certification complete in the third quarter of 2022.
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
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,077,614 as of March 31, 2022. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $990,983, which it used to settle certain liabilities and the remainder of which management expects to use to finance the ongoing operations of the business.
The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 8, Related Party Notes Payable and Note 9, Notes Payable), the sale of Preferred and Common Stock (see Note 12, Stockholders' Equity) and the net proceeds received from the Business Combination and the PIPE Financing (see Note 3, Business Combination).
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
The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials and potential impact of the COVID-19 pandemic. Refer to the section titled, “Risk Factors” in the Form 10-K for a full discussion of the risks. The Company’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties. The Company expects to continue to generate significant operating losses for the foreseeable future. The plans are dependent on the Company being able to continue to raise significant amounts of capital through the issuance of additional notes payable and equity securities.

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
The following tables summarize the outstanding related party notes payable and notes payable as well as the related schedules of maturities of the related party notes payable and notes payable. See Note 8, Related Party Notes Payable and Note 9, Notes Payable in FF’s unaudited Condensed Consolidated Financial Statements.
Related party notes payable consists of the following as of March 31, 2022:

	March 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Balance as of March 31, 2022	Interest Expense for the Three Months Ended March 31, 2022
Related party notes – China	Due on Demand	18.00%	$9,451	$622
Related party notes – China various other	Due on Demand	0.00%	4,185	—
			$13,636	$622
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of related party notes payable as of March 31, 2022 were as follows:

Years ended December 31,
Due on demand	$13,636

Related party notes payable consists of the following as of December 31, 2021:

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Net Carrying Value at 12/31/21
Related party notes - China	Due on Demand	18.00%	$9,411	$9,411
Related party notes - China various other	Due on Demand	0.00%	4,244	4,244
Total related party notes payable			$13,655	$13,655
The Company has entered into notes payable agreements with third parties, which consists of the following as of March 31, 2022:

	March 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Three Months Ended March 31, 2022
June 9, 2021 Note 1 and Note 2	December 9, 2022	0.00%	40,000	8,697	(9,522)	39,175	—
August 10, 2021 Optional Notes	February 10, 2023	15.00%	33,917	11,499	(11,518)	33,898	1,272
Notes payable – China various other	Due on Demand	0.00%	5,482	—	—	5,482	—
PPP Loan	April 17, 2022	1.00%	193	—	—	193	—
Auto loans	Various	Various	117	—	—	117	—
			$79,709	$20,196	$(21,040)	$78,865	$1,272
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of March 31, 2022 are as follows:

Due on demand	$5,483
2022	40,309
2023	33,917
$79,709

Notes payable consists of the following as of December 31, 2021:

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value
March 1, 2021 Notes	March 1, 2022	14.00%	$55,000	$7,692	$(5,997)	$56,695
August 26, 2021 Notes	March 1, 2022	14.00%	30,000	1,011	(87)	30,924
June 9, 2021 Note 1 and Note 2	December 9, 2022	—%	40,000	8,503	(9,522)	38,981
August 10, 2021 Optional Notes	February 10, 2023	15.00%	33,917	12,283	(11,518)	34,682
Notes payable - China various other	Due on demand	—%	5,458	—	—	5,458
Notes payable	April 17, 2022	1.00%	193	—	—	193
Auto loans	Various	Various	121	—	—	121
Total notes payable			$164,689	$29,489	$(27,124)	$167,054

Cash Flow Analysis
Presented below is a summary of FF’s cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in)
Operating activities	$(122,364)	$(20,319)
Investing activities	(44,398)	(711)
Financing activities	(85,676)	72,997
Effect of exchange rate changes on cash and restricted cash	(653)	(548)
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
Net cash used in operating activities was $122,364 and $20,319 for the three months ended March 31, 2022 and 2021, respectively. The largest components of FF’s cash used by operating activities during the three months ended March 31, 2022, were $33,601 for wages and compensation related expenses, and $9,350 for professional services. Other movements were related to changes in working capital.
The largest component of FF’s cash used by operating activities during the three months ended March 31, 2021, was $9,657 for wages and compensation related expenses, $8,995 for professional services, and $1,553 for rent and related expenses. Cash outflows of $772 was related to interest paid to lenders.
Investing Activities
Net cash used in investing activities was $44,398 and $711 for the three months ended March 31, 2022, and 2021, respectively, related to the acquisition of fixed assets.
Financing Activities
Net cash (used in) provided by financing activities was ($85,676) and $72,997 for the three months ended March 31, 2022, and 2021, respectively.
Net cash used in financing activities during the three months ended March 31, 2022, primarily consists of $87,065 in repayment of notes payable, including liquidation premiums, and $466 in payments of finance lease obligations partially offset by $1,855 in proceeds from exercise of stock options.
Net cash provided by financing activities during the three months ended March 31, 2021, primarily consists of $76,140 in cash proceeds from the issuance of notes payable and $2,650 in proceeds from exercise of stock options. These inflows were partially offset by $3,355 in repayments of notes payable, $1,528 in repayments of related party notes payable and $1,110 in payments of finance lease obligations.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The exchange rates effect on Cash and Restricted Cash was an unfavorable $653 and $548 for the three months ended March 31, 2022 and 2021, respectively. The effects of exchange rate changes on cash and restricted cash result from fluctuations on the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Renminbi. Fluctuations in exchange rates against the U.S. dollar may positively or negatively affect FF’s operating results.

Contractual Obligations and Commitments
The following table sets forth, as of March 31, 2022, significant cash obligations that affect FF’s future liquidity:

	Payments Due by Period
	Total	2022 (9 months)	2023 - 2024	2025 - 2026	Thereafter
	(in thousands)
Operating lease obligations	$33,031	$3,833	$8,557	$8,897	$11,744
Finance lease obligations	11,346	1,940	3,923	3,620	1,863
Related party notes payable	13,636	13,636	—	—	—
Related party accrued interest	12,222	12,222	—	—	—
Notes payable	79,709	45,792	33,917	—	—
Notes payable accrued interest	1,493	1,493	—	—	—
Palantir license	41,667	2,667	19,500	19,500	—
Total contractual obligations	$193,104	$81,583	$65,897	$32,017	$13,607
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
The Company settled certain notes payable during the three months ended March 31, 2022 as follows:

	Three months ending March 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Net carrying value at 12/31/2021	Fair Value Measurement Adjustments	Payment Premium	Cash Payment
March 1, 2021 Notes(2)	March 1, 2022	14.00%	56,695	(1,695)	—	(55,000)
August 26, 2021 Notes(2)	March 1, 2022	14.00%	30,924	(924)	2,065	(32,065)
			$87,619	$(2,619)	$2,065	$(87,065)
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
Accounting estimates and assumptions are evaluated on an ongoing basis, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Form 10-K for the year ended December 31, 2021, as well as see Note 1. Nature of Business and Organization and Basis of Presentation in the Notes to the unaudited Condensed Consolidated Financial Statements for discussion of estimates related to accounting pronouncements recently adopted.
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the

Consolidated Financial Statements. For a description of the Company’s significant accounting policies, see Note 1, Nature of Business and Organization and Basis of Presentation of the Notes to the unaudited Condensed Consolidated Financial Statements for the years ended December 31, 2021 and 2020 included in our Form 10-K for the year ended December 31, 2021.
Recent Accounting Pronouncements
See Note 1, Nature of Business and Organization and Basis of Presentation in the Notes to the unaudited Condensed Consolidated Financial Statements for a discussion about accounting pronouncements recently adopted and recently issued, but not yet adopted.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pursuant to Item 305(e) of Regulation S-K, FF is not required to provide the information required by this Item as it is a “smaller reporting company.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
FF’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that FF files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on an evaluation of FF’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), FF’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that FF’s disclosure controls and procedures were not effective as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
FF identified material weaknesses in FF’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
•FF did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, FF lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record, and disclose accounting matters timely and accurately. Additionally, management did not establish formal reporting lines in pursuit of its objectives. Further, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions.
•FF did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting due to growth in the business.
•FF did not design and maintain effective controls for communicating and sharing information between the legal, capital markets, and accounting and finance departments. Specifically, the accounting and finance departments were not consistently provided the complete and adequate support, documentation, and information including the nature of relationships with certain counterparties to record transactions within the financial statements timely, completely, and accurately.
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

•FF did not design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, including controls over the period-end financial reporting process addressing areas including financial statement and footnote presentation and disclosures, account reconciliations and journal entries, including segregation of duties, assessing the reliability of reports and spreadsheets used in controls, and the timely identification and accounting for cut-off of expenditures.
These material weaknesses resulted in adjustments primarily related to expense cut-off and the associated accounts including operating expenses, accounts payable and accruals, property and equipment, convertible notes payable and interest expense and related financial disclosures, which were recorded as of and for the year ended December 31, 2019. These material weaknesses also resulted in adjustments primarily related to the extinguishment of a noncontrolling interest, accounts payable, vendor payables in trust and adjustments to the statement of cash flows which were recorded as of and for the year ended December 31, 2019 as well as disclosure errors related to the anti-dilutive shares excluded from the calculation of diluted net loss per share, deferred tax assets and related valuation allowance, accrued interest for certain notes payable, and the fair value of the vendor trust as of December 31, 2019. Additionally, the material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements of the entity acquired as part of the July 21, 2021 merger agreement related to warrant liabilities and equity
•FF did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements, specifically, with respect to: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; and (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored. These IT deficiencies did not result in a material misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.
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
The material weaknesses identified in connection with the Special Committee Investigation resulted in the revision of our previously filed financial statements as of and for the period ended December 31, 2020 and for the period ended March 31, 2021 related to notes payable, related party notes payable, accrued interest, related party accrued interest, interest expense, and related party interest expense.
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
•Designing and implementing formal processes, accounting policies, procedures, and controls supporting certain business processes and our financial close process, including creating standard balance sheet reconciliation templates and journal entry controls assessing the reliability of reports and spreadsheets used in controls; and the timely identification and accounting for cut-off of expenditures;
•Designing and implementing controls to address the identification of and accounting for certain non-routine, unusual or complex transactions;
•Designing and implementing controls related to the identification and disclosure of certain arrangements and transactions with related parties;
•Continuing to implement additional IT systems relevant to the preparation of our financial statements and controls over financial reporting to improve communication of key areas across the different departments at FF and to provide adequate structure, accountability, and segregation of duties; and
•Designing and implementing IT general controls, including controls over change management, the review and update of user access controls and controls over critical batch jobs and data backups.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, FF’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. Other than disclosed under Note 11, Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in this report, we are not presently party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in the section “Risk Factors” in the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Description
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
* Filed herewith.
** Furnished herewith.
# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         Faraday Future Intelligent Electric Inc.

Date: May 23, 2022

By:	/s/ Carsten Breitfeld
Name:	Carsten Breitfeld
Title:	Global Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Becky Roof
Name:	Becky Roof
Title:	Interim Chief Financial Officer
(Principal Accounting and Financial Officer)