Form 10-Q
period 2022-06-30
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2022-08-15
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The registrant had outstanding 263,913,346 shares of Class A common stock and 64,000,588 shares of Class B common stock as of August 9, 2022.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Pages
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
Part I Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2022 and 2021	4
	Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and 2021	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	7
	Notes to the Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47

Part II Other Information
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults Upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	65
Signatures		66

Part I - Financial Information
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Faraday Future Intelligent Electric Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021

Assets
Current assets
Cash	$120,585	$505,091
Restricted cash	949	25,386
Deposits	47,592	63,370
Other current assets	5,985	13,410
Total current assets	175,111	607,257
Property and equipment, net	387,075	293,135
Right of use assets	19,349	—
Other non-current assets	6,707	7,040
Total assets	$588,242	$907,432
Liabilities, commitment to issue Class A Common Stock and stockholders’ equity
Current liabilities
Accounts payable	$61,787	$37,773
Accrued expenses and other current liabilities	92,392	90,512
Related party accrued interest	12,660	11,231
Accrued interest	504	8,263
Operating lease liabilities, current portion	2,015	—
Finance lease liabilities, current portion	1,903	—
Related party notes payable	12,962	13,655
Notes payable, current portion	73,496	132,372
Total current liabilities	257,719	293,806
Operating lease liabilities, less current portion	18,217	—
Finance lease liabilities, less current portion	7,295	7,570
Other liabilities, less current portion	3,609	3,720
Notes payable, less current portion	—	34,682
Total liabilities	286,840	339,778
Commitments and contingencies (Note 11)
Commitment to issue Class A Common Stock	32,900	—
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 750,000,000 shares authorized; 238,543,475 and 168,693,323 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	24	17
Class B Common Stock, $0.0001 par value; 75,000,000 shares authorized; 64,000,588 and no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	6	—
Additional paid-in capital	3,491,041	3,482,226
Accumulated other comprehensive loss	(3,261)	(6,945)
Accumulated deficit	(3,219,308)	(2,907,644)
Total stockholders’ equity	268,502	567,654
Total liabilities, commitment to issue Class A Common Stock and stockholders’ equity	$588,242	$907,432
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating expenses
Research and development	$98,015	$8,673	$212,950	$15,394
Sales and marketing	6,198	2,585	12,384	4,267
General and administrative	33,253	16,430	61,133	27,423
Total operating expenses	137,466	27,688	286,467	47,084

Loss from operations	(137,466)	(27,688)	(286,467)	(47,084)
Change in fair value measurements	5,158	(10,730)	6,344	(37,647)
Interest expense	(1,128)	(8,390)	(4,874)	(27,564)
Related party interest expense	(1,313)	(4,415)	(1,935)	(14,167)
Other expense, net	(6,936)	(1,552)	(7,851)	(1,835)
Loss before income taxes	(141,685)	(52,775)	(294,783)	(128,297)
Income tax provision	(9)	—	(9)	(3)
Net loss	$(141,694)	$(52,775)	$(294,792)	$(128,300)

Per share information:
Net loss per Common Stock – Class A and Class B – basic and diluted	$(0.44)	$(0.32)	$(0.91)	$(0.79)
Weighted average Common shares outstanding – Class A and Class B – basic and diluted	322,717,920	164,870,354	322,466,055	161,498,339

Total comprehensive loss:
Net loss	$(141,694)	$(52,775)	$(294,792)	$(128,300)
Change in foreign currency translation adjustment	4,248	(1,184)	3,684	(676)
Total comprehensive loss	$(137,446)	$(53,959)	$(291,108)	$(128,976)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(Unaudited)

	Commitment to Issue Class A Common Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	—	$32,900	238,197,018	$24	64,000,588	$6	$3,487,415	$(7,509)	$(3,077,614)	$402,322
Issuance of shares pursuant to the commitment to issue Class A Common Stock (Note 3)	—	—	145,396	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,127	—	—	3,127
Exercise of stock options	—	—	201,061	—	—	—	499	—	—	499
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,248	—	4,248
Net loss	—	—	—	—	—	—	—	—	(141,694)	(141,694)
Balance as of June 30, 2022	—	$32,900	238,543,475	$24	64,000,588	$6	$3,491,041	$(3,261)	$(3,219,308)	$268,502

	Commitment to Issue Class A Common Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	168,693,323	$17	—	$—	$3,482,226	$(6,945)	$(2,907,644)	$567,654
Reclassification of obligation to issue registered shares of Class A Common Stock upon adoption of ASU 2020-06 (Note 7)	—	32,900	—	—	—	—	—	—	(20,265)	(20,265)
Reclassification of deferred gain upon adoption of ASC 842	—	—	—	—	—	—	—	—	3,393	3,393
Issuance of shares pursuant to the commitment to issue Class A and Class B Common Stock (Note 3)	—	—	68,887,416	7	64,000,588	6	(13)	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,474	—	—	6,474
Exercise of stock options	—	—	962,736	—	—	—	2,354	—	—	2,354
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,684	—	3,684
Net loss	—	—	—	—	—	—	—	—	(294,792)	(294,792)
Balance as of June 30, 2022	—	$32,900	238,543,475	$24	64,000,588	$6	$3,491,041	$(3,261)	$(3,219,308)	$268,502

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	94,777,273	$9	64,000,588	$6	$1,827,781	$(5,466)	$(2,466,664)	$(644,334)
Conversion of related party notes payable to Class A Common Stock	10,888,580	1	—	—	134,358	—	—	134,359
Stock-based compensation	—	—	—	—	948	—	—	948
Exercise of stock options	1,993,801	—	—	—	5,102	—	—	5,102
Issuance of warrants	—	—	—	—	5,125	—	—	5,125
Foreign currency translation adjustment	—	—	—	—	—	(1,184)	—	(1,184)
Net loss	—	—	—	—	—	—	(52,775)	(52,775)
Balance as of June 30, 2021	107,659,654	$10	64,000,588	$6	$1,973,314	$(6,650)	$(2,519,439)	$(552,759)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	93,099,596	$9	64,000,588	$6	$1,817,760	$(5,974)	$(2,391,139)	$(579,338)
Conversion of related party notes payable to Class A Common Stock	10,888,580	1			134,358			134,359
Conversion of The9 Conditional Obligation	423,053	—	—	—	2,863	—	—	2,863
Stock-based compensation	—	—	—	—	3,468	—	—	3,468
Exercise of stock options	3,248,425	—	—	—	7,752	—	—	7,752
Issuance of warrants	—	—	—	—	7,113	—	—	7,113
Foreign currency translation adjustment	—	—	—	—	—	(676)	—	(676)
Net loss	—	—	—	—	—	—	(128,300)	(128,300)
Balance as of June 30, 2021	107,659,654	$10	64,000,588	$6	$1,973,314	$(6,650)	$(2,519,439)	$(552,759)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(294,792)	$(128,300)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	9,846	2,047
Stock-based compensation	6,474	3,468
Loss on disposal of property and equipment	1,407	647
Change in fair value measurements	(6,344)	37,647
Loss (gain) on foreign exchange	2,484	(1,823)
Loss (gain) on forgiveness of accounts payable and deposits, net	2,190	(862)
Non-cash interest expense	4,609	37,938
Loss on extinguishment of related party notes payable, notes payable and vendor payables in trust, net	—	1,309
Gain on forgiveness of vendor payables in trust	—	(1,731)
Other	216	—
Changes in operating assets and liabilities
Deposits	11,104	733
Other current and other non-current assets	2,048	312
Accounts payable	24,403	(15,206)
Accrued expenses and other current liabilities	12,785	11,510
Operating lease liabilities	(1,678)	—
Accrued interest expense	(9,856)	—
Net cash used in operating activities	(235,104)	(52,311)
Cash flows from investing activities
Payments for property and equipment	(90,234)	(1,386)
Net cash used in investing activities	(90,234)	(1,386)
Cash flows from financing activities
Proceeds from related party notes payable	—	200
Proceeds from notes payable, net of original issuance discount	—	111,740
Payments of related party notes payable	—	(1,528)
Payments of notes payable, including Payment Premium	(87,258)	—
Payments of notes payable issuance costs	—	(3,355)
Payments of finance lease obligations	(936)	(2,212)
Proceeds from exercise of stock options	2,354	7,751
Payments of stock issuance costs	—	(1,071)
Net cash (used in) provided by financing activities	(85,840)	111,525
Effect of exchange rate changes on cash and restricted cash	2,235	(1,407)
Net (decrease) increase in cash and restricted cash	(408,943)	56,421
Cash and restricted cash, beginning of period	530,477	1,827
Cash and restricted cash, end of period	$121,534	$58,248

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
The following table provides a reconciliation of cash and restricted cash reported within the Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2022	2021
Cash	$505,091	$1,124
Restricted cash	25,386	703
Total cash and restricted cash, beginning of period	$530,477	$1,827

Cash	$120,585	$52,527
Restricted cash	949	5,721
Total cash and restricted cash, end of period	$121,534	$58,248

Supplemental disclosure of noncash investing and financing activities
Recognition of operating right of use assets and lease liabilities for new leases	$9,991	$—
Additions of property and equipment included in accounts payable and accrued expenses	7,331	939
Conversion of The9 Conditional Obligation to equity	—	2,863
Conversion of related party notes payable and related party accrued interest to Class A common stock	—	134,359

Supplemental disclosure of cash flow information
Cash paid for interest	$12,937	$6,584
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
Revision
As previously disclosed in the Company’s annual financial statements for the fiscal year ended December 31, 2021, in connection with the findings of the Special Committee Investigation, the Company found misclassifications in the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021, resulting in an overstatement of interest expense and understatement of related party interest expense of $687 and $1,369, respectively. The misstatements

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
did not affect any subtotals or totals on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021. The Company concluded that such misstatements were not material to the previously issued financial statements, however, the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 have been revised to correct for these misstatements.
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
Income Tax
The Company recorded an income tax provision of $9 for the three and six months ended June 30, 2022 and $3 for the six months ended June 30, 2021, on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The difference in the Company’s effective tax rate from the federal statutory rate of 21% is due to the ratio of domestic and international loss before taxes. The Company records a valuation allowance to reflect limited benefits for income taxes in jurisdictions that historically reported losses and a provision for income taxes in jurisdictions that are profitable. The income tax provision for each period was the combined calculated tax expenses/benefits for various jurisdictions.
The Company is subject to taxation and files income tax returns with the U.S. federal government, California and China. As of June 30, 2022, the 2017 through 2021 federal returns and 2017 through 2021 state returns are open to examination. The Company’s 2017 and 2018 federal returns are currently under audit by the Internal Revenue Service (“IRS”). The Company is not under any tax audits on its China tax returns. All of the prior year tax returns, from 2016 through 2021, are open under China tax law.
The Company did not accrue any interest or penalties related to the Company's unrecognized tax benefits as of June 30, 2022, as the uncertain tax benefits only reduced the net operating losses. The Company does not expect the uncertain tax benefits to have material impact on its Condenses Consolidated Financial Statements within the next twelve months.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842”), which outlines a comprehensive lease accounting model that supersedes the previous lease guidance. The guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard on January 1, 2022 using the modified retrospective basis and recorded operating

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
lease right-of-use assets (“ROU”) of $11,191 and operating lease liabilities of $11,191 on that date. As part of this adoption, the Company reclassified the deferred gain related to a previous sale and leaseback of $3,393 to accumulated deficit. The Company elected to apply the package of practical expedients permitted under the transition guidance within ASC 842 which does not require reassessment of initial direct costs, reassessment of the classification of leases as operating or financing, or reassessment of the definition of a lease (see Note 10, Leases). Finance lease liabilities and related property and equipment assets did not change as a result of the adoption of this standard.
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
The Company’s business plan contemplates that it will begin deliveries of the FF 91 in the third or fourth quarter of 2022, with testing, validation, and certification also completed in the third or fourth quarter of 2022. In order to fund its ongoing operations and business plan, including to launch the FF 91, FF is seeking to raise additional capital from various fundraising efforts currently underway to supplement its cash on hand of $120,585 as of June 30, 2022. Although the Company has taken steps to preserve its cash position, including reducing spending, extending payment cycles and other similar measures, it projects that it will require additional funds by early September 2022 in order to continue operations, and will also need to raise additional financing during the remainder of 2022 and beyond 2022 to support the ramp-up of production of the FF 91 to generate revenues to put the Company on a path to cash flow break-even. Incremental capital needs beyond 2022 to fund

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
development of the Company’s remaining product portfolio will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs.
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,219,308 as of June 30, 2022. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $990,983 which it used to settle certain liabilities and the remainder of which management has used to finance the ongoing operations of the business.
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
The Company’s ongoing liquidity needs will depend on the extent to which the Company’s actual costs vary from the Company’s estimates and the Company’s ability to control these costs, as well as the Company’s ability to raise additional funds. The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials, potential impact of the COVID-19 pandemic, and general macroeconomic conditions. The Company’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties. The Company expects to continue to generate significant operating losses for the foreseeable future. The plans are dependent on the Company being able to continue to raise significant amounts of capital through the issuance of additional notes payable and equity securities.
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
As of June 30, 2022, the Company was in default on a related party note payable with a principal amount of $8,940. In January 2022, the Company defaulted on the Optional Notes (see Note 9, Notes Payable). The holders of the Optional Notes have waived the default.
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
Commitment to Issue Class A and Class B Common Stock
As part of the Closing of the Business Combination, former stockholders and noteholders of Legacy FF are required to submit a signed Company share letter of transmittal or converting debt letter of transmittal along with a lockup agreement to the Company’s transfer agent in order for shares of the Company to be issued in their name in exchange for their shares in, notes from, vendor trust or other supplier agreements with, Legacy FF. As of June 30, 2022, 20,264,715 shares of Class A Common

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Stock remain unissued. Until the holder of the right to receive shares of the Company’s Class A Common Stock is issued shares, that holder does not have any of the rights of a stockholder.
Subsequent to June 30, 2022, the Company issued 20,264,715 shares of Class A Common Stock related to the commitment to issue shares. As of August 1, 2022, there are no shares of Class A Common Stock that have not been issued related to the commitment to issue shares.
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
4.    Deposits and Other Current Assets
Deposits and other current assets consist of the following:

Deposits:	June 30, 2022	December 31, 2021
Deposits for research and development, prototype and production parts, and other	$41,402	$54,990
Deposits for “Future Work”	6,190	8,380
Total deposits	$47,592	$63,370

Other current assets:
Prepaid expenses	$2,881	$11,119
Other current assets	3,104	2,291
Total other current assets	$5,985	$13,410
During the three and six months ended June 30, 2022, the Company made deposits for research and development (“R&D”), prototype and production parts, and other with its vendors, which support the Company’s ongoing R&D efforts and operations. The Company expenses deposits as the services are provided and prototype parts are received.
Amortization expense related to the Palantir hosting arrangement and other prepaid software subscriptions totaled $2,792 and $0 for the three months ended June 30, 2022 and 2021, and $5,662 and $0 for the six months ended June 30, 2022 and 2021, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
5.    Property and Equipment, Net
Property and equipment, net, consists of the following:

	June 30, 2022	December 31, 2021
Buildings	$14,180	$14,180
Computer hardware	3,112	3,051
Tooling, machinery, and equipment	9,109	8,868
Vehicles	337	337
Computer software	3,974	1,032
Leasehold improvements	383	297
Construction in process	366,517	275,048
Less: Accumulated depreciation	(10,537)	(9,678)
Total property and equipment, net	$387,075	$293,135
Depreciation expense related to property and equipment totaled $830 and $529 for the three months ended June 30, 2022 and 2021, respectively, and $1,620 and $1,058 for the six months ended June 30, 2022 and 2021, respectively.
6.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Accrued payroll and benefits	$29,770	$21,752
Accrued legal contingencies	14,808	16,881
Engineering, design and testing services received not invoiced	14,140	6,620
Deposits from customers	3,975	4,354
Due to affiliates	6,621	6,673
Obligation to issue registered shares of Class A Common Stock (1)	—	12,635
Other current liabilities	23,078	21,597
Total accrued expenses and other current liabilities	$92,392	$90,512
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
Commitment to Issue Class A Common Stock
Upon the Closing of the Business Combination, the Company assumed an obligation of PSAC to deliver 2,387,500 registered shares of Class A Common Stock to an entity that provided consulting and advisory services in connection with the Business Combination to PSAC for no consideration. As of June 30, 2022, the Company’s registration statement covering these shares is not effective.
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
On January 1, 2022, upon the adoption of ASU 2020-06, the requirement to consider whether settlement is required to be in registered shares is no longer required to be considered in an entity’s evaluation of net cash settlement, however ASC 480-10-S99-3a was not amended in a similar fashion and therefore the Company, as part of the adjustments due to the adoption of ASU 2020-06, reclassified the Obligation to issue registered shares of Class A Common Stock from liabilities to the Commitment to issue Class A Common Stock within temporary equity in the Condensed Consolidated Balance Sheets as of June 30, 2022.
On July 21, 2022, the Company amended its agreement with the service provider to permit the delivery of 2,387,500 unregistered shares of Class A Common Stock in satisfaction of its obligation. The shares were issued on July 22, 2022.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	June 30, 2022
	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$—	$—	$68,199
Private Warrants	—	—	316

	December 31, 2021
	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$—	$—	$161,282
Private Warrants	—	—	642
Obligation to issue registered shares of Class A Common Stock	—	—	12,635
The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, and accounts payable approximate fair value because of their short-term nature or contractually defined value.
The following table summarizes the activity of Level 3 fair value measurements:

	Notes Payable at Fair Value	Private Warrants	Obligation to Issue Registered Shares
Balance as of December 31, 2021	$161,282	$642	$12,635
Reclassification of obligation to issue registered shares of Class A Common Stock upon adoption of ASU 2020-06	—	—	(12,635)
Changes in fair value measurements	(6,018)	(326)	—
Cash payments	(87,065)	—	—
Balance as of June 30, 2022	$68,199	$316	$—
8.    Related Party Notes Payable
The Company has been significantly funded by notes payable from related parties. These related parties include employees as well as affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer.
Related party notes payable consists of the following as of June 30, 2022:

Note Name	Contractual Maturity Date	Contractual Interest Rates	Balance as of June 30, 2022	Interest Expense for the Three Months Ended June 30, 2022	Interest Expense for the Six Months Ended June 30, 2022
Related party notes – China(1)	Due on Demand	18.00%	$8,940	$1,313	$1,935
Related party notes – China various other	Due on Demand	0.00%	4,022	—	—
			$12,962	$1,313	$1,935
(1)As of June 30, 2022, the Company was in default on a related party note with a principal value of $8,940.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The estimated fair value of the related party notes payable, which are not carried at fair value, using inputs from Level 3 under the fair value hierarchy, was $13,967 and $13,337 as of June 30, 2022 and December 31, 2021, respectively.
9.    Notes Payable
The Company has entered into notes payable agreements with third parties, which consists of the following as of June 30, 2022:

	June 30, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Three Months Ended June 30, 2022	Interest Expense for the Six Months Ended June 30, 2022
June 9, 2021 Note 1 and Note 2	December 9, 2022	0.00%	$40,000	$5,737	$(9,522)	$36,215	$—	$—
August 10, 2021 Optional Notes	February 10, 2023	15.00%	33,917	9,585	(11,518)	31,984	1,272	2,544
Notes payable – China various other	Due on Demand	0.00%	5,186	—	—	5,186	—	—
Auto loans	Various	Various	111	—	—	111	—	—
			$79,214	$15,322	$(21,040)	$73,496	$1,272	$2,544
The Company settled certain notes payable during the six months ended June 30, 2022 as follows:

	Six months ended June 30, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Net carrying value at 12/31/2021	Fair Value Measurement Adjustments	Payment Premium	Cash Payment
March 1, 2021 Notes(1)	March 1, 2022	14.00%	$56,695	$(1,695)	$—	$(55,000)
August 26, 2021 Notes(1)	March 1, 2022	14.00%	30,924	(924)	2,065	(32,065)
PPP Loan (2)	April 17, 2022	1.00%	193	—	—	(193)
			$87,812	$(2,619)	$2,065	$(87,258)
1.On March 1, 2021, the Company amended the NPA to permit the issuance of additional notes payable with principal amounts up to $85,000. On the same day, the Company entered into notes payable agreements with Ares for an aggregate principal of $55,000. The notes payable were collateralized by a first lien on virtually all tangible and intangible assets of the Company, bore interest at 14.0% per annum and matured on March 1, 2022. On February 25, 2022, the Company repaid the $55,000 principal amount of the March 1, 2021 Notes with accrued interest of $7,721.
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

	June 30, 2022	December 31, 2021
March 1, 2021 Notes
Outstanding principal	$—	$55,000
Accrued interest	—	6,455
Interest expense for the six months ended June 30, 2022	1,266	—
Principal payments	55,000	—
Interest payments	7,721	—

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
August 26, 2021 Notes
Outstanding principal	$—	$30,000
Accrued interest	—	1,473
Interest expense for the six months ended June 30, 2022	662	—
Principal payments	30,000	—
Interest payments	2,135	—
Payment Premium payments	2,065	—
2.In April 2022, the Company paid the remaining principal and accrued interest in an aggregate amount of $195.
Fair Value of Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s notes payable not carried at fair value, using inputs from Level 3 under the fair value hierarchy, was $5,155 and $5,350 as of June 30, 2022 and December 31, 2021, respectively.
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of June 30, 2022 are as follows:

Due on demand	$5,186
2022	40,111
2023	33,917
$79,214
10.    Leases
The Company determines if an arrangement is a lease at its commencement if the Company is both able to identify an asset and conclude the Company has the right to control the identified asset. Leases are classified as finance or operating based on the principle of whether or not the lease is effectively a financed purchase by the lessee. An ROU asset represents the Company’s right to use an underlying asset for the lease term and a lease liability represents the Company’s obligation to make lease payments related to the lease. The Company recognizes operating and finance lease ROU assets and liabilities at the commencement date based on the present value of lease payments over the lease term. The lease term includes renewal options when it is reasonably certain that the option will be exercised, and excludes termination options. The Company’s leases do not provide an implicit rate therefore, the Company uses its incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments. The incremental borrowing rate used is estimated based on what the Company would be required to pay for a collateralized loan for a similar asset over a similar term. The Company’s leases do not include any material residual value guarantees, bargain purchase options, or asset retirement obligations.
To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is recorded in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Amortization of right-of-use assets on finance leases is recorded on a straight-line basis within operating expenses in the Condensed Consolidated Statements of Operations. Interest expense incurred on finance lease liabilities is recorded in Interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Additionally, the Company does not separate lease and non-lease components. Operating leases are included in Right of use assets, Operating leases liabilities, current portion and Operating lease liabilities, less current portion in the Company's Condensed Consolidated Balance Sheets. Finance leases are included in Property and equipment, net, Finance lease liabilities, current portion, and Finance lease liabilities, less current portion in the Company's Condensed Consolidated Balance Sheets.

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
Total lease costs for the three and six months ended June 30, 2022 were:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Finance lease cost
Amortization of right-of-use assets	$91	$182
Interest on lease liabilities	173	351
Total finance lease cost	264	533

Operating lease cost	699	1,532
Variable lease cost	267	401
Total lease cost	$1,230	$2,466
The following table summarizes future lease payments as of June 30, 2022:

Fiscal year	Operating Leases	Finance Leases
2022	$2,672	$1,287
2023	4,844	2,166
2024	5,066	1,757
2025	4,809	1,792
2026	4,751	1,828
Thereafter	11,804	1,864
Total	33,946	10,694
Less: Imputed Interest	(13,714)	(1,496)
Present value of net lease payments	$20,232	$9,198

Lease liability, current portion	$2,015	$1,903
Lease liability, net of current portion	18,217	7,295
Total lease liability	$20,232	$9,198
Supplemental information and non-cash activities related to operating and finance leases are as follows:

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,532
Operating cash flows from finance leases	351
Financing cash flows from finance leases	936
$2,819
Lease liabilities arising from new right-of-use assets
Operating leases	$9,991

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

As of June 30, 2022
Weighted average remaining lease term (in years)
Operating leases	6.8
Finance leases	5.2

Weighted average discount rate
Operating leases	15.5%
Finance leases	5.9%

Disclosures Related to Periods Prior to Adoption of the New Lease Standard:
The Company recorded rent expense of $676 and $1,225 for the three and six months ended June 30, 2021, respectively.
The minimum aggregate future obligations under non-cancelable operating leases as of December 31, 2021 were as follows:

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
On December 23, 2021, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934 was filed in the United States District Court, Central District of California, against the Company and its current Chief Executive Officer, its current Chief Product and User Ecosystem Officer, as well as the two former CFOs of the Company (one of which

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
is also the former CFO of Legacy FF), and the Co-CEOs of PSAC. On March 7, 2022, the court appointed co-lead plaintiffs and co-lead counsel. Co-lead plaintiffs filed an amended complaint on May 6, 2022. On July 5, 2022, the defendants filed a motion to dismiss the amended complaint. The Company believes the suit is without merit and intends to vigorously defend the suit. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims.
On March 8, 2022 and March 21, 2022, putative derivative lawsuits alleging violations of the Securities Exchange Act of 1934 and various common law claims were filed in the United States District Court, Central District of California. On April 8, 2022, these two derivative lawsuits were consolidated. On May 24, 2022, the consolidated derivative actions were stayed pending resolution of a motion to dismiss in the putative class action described above. Additionally, on April 11 and April 25, 2022, putative derivative lawsuits alleging violations of the Securities Exchange Act of 1934 and various common law claims were filed in the United States District Court, District of Delaware. These lawsuits purport to assert claims on behalf of the Company against numerous current and former officers and directors of the Company. Lastly, on June 14, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, the Company, its current Global CEO, its former CFO and its current Chief Product and User Ecosystem Officer alleging breaches of fiduciary duties. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims.
As of June 30, 2022 and December 31, 2021, the Company had accrued contingent liabilities of $14,808 and $16,881, respectively, within Accrued expenses and other current liabilities on the unaudited Condensed Consolidated Balance Sheets for potential financial exposure related to ongoing legal matters primarily related to breach of contracts and employment matters which are deemed both probable of loss and reasonably estimable.
During the six months ending June 30, 2022, the Company settled a legal dispute for breach of lease under which the Company was named a co-defendant, in a civil action case with the plaintiff seeking damages including unpaid rent, future unpaid rent, unpaid expenses, and unpaid taxes related to the lease for a total of $6,400. Pursuant to the settlement agreement, the Company agreed to pay $1,800 in cash in January 2022 and an additional $3,400 plus 5% interest in October 2022 and was liable for the remainder of the settlement, in the amount of $1,200, in the event the co-defendants failed to make the payment in January 2022. In January 2022, the Company made the initial settlement payment of $1,800 and was relieved of the liability of $1,200.
Special Committee Investigation
As previously disclosed, on November 15, 2021, the Company’s Board of Directors (the “Board”) established a special committee of independent directors (“Special Committee”) to investigate allegations of inaccurate Company disclosures, including those made in an October 2021 short seller report and whistleblower allegations, which resulted in the Company being unable to timely file its third quarter 2021 Quarterly Report on Form 10-Q, Annual Report on Form 10-K for the year ended December 31, 2021 and amended Registration Statement on Form S-1 (File No. 333-258993) (the “Special Committee Investigation”). The Special Committee engaged outside independent legal counsel and a forensic accounting firm to assist with its review. On February 1, 2022, the Company announced that the Special Committee completed its review. On April 14, 2022, the Company announced the completion of additional investigative work based on the Special Committee’s findings which were performed under the direction of the Executive Chairperson, reporting to the Audit Committee. In connection with the Special Committee’s review and subsequent investigative work, the following findings were made:
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
In addition, the investigation found that certain individuals failed to fully disclose to individuals involved in the preparation of the Company’s SEC filings their relationships with certain related parties and affiliated entities in connection with, and following, the Business Combination, and failed to fully disclose relevant information, including but not limited to, information in connection with related parties and corporate governance to the Company’s independent registered public accounting firm PricewaterhouseCoopers LLP.
The investigation also found that certain individuals failed to cooperate and withheld potentially relevant information in connection with the Special Committee Investigation. Many of such individuals were not executive officers or members of the management team of FF, and remedial action was taken with respect to such individuals based on the extent of non-cooperation and/or withholding of information. The failure to cooperate with the investigation was taken into consideration in connection with the remedial actions outlined below with respect to Jerry Wang, and withholding of information also affected the remedial action taken with respect to Matthias Aydt.
Based on the results of the investigation, the Special Committee concluded that, except as described above, other substantive allegations of inaccurate FF disclosures that it evaluated, were not supported by the evidence reviewed. Although the investigation did not change any of the above findings with respect to the substantive allegations of inaccurate FF disclosures, the investigation did confirm the need for remedial actions to help ensure enhanced focus on compliance and disclosure within FF.
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
•the removal of Mr. Jia as an executive officer, although continuing in his position as Chief Product & User Ecosystem Officer of the Company. Certain dual-reporting arrangements were eliminated with respect to Mr. Jia, and he is required to report directly to Ms. Swenson, a non-independent director nominated by FF Top. Mr. Jia also received a 25% annual base salary reduction, and his role was limited from a policy-making position to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and Advanced R&D technology;
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
As of the date hereof, FF is continuing to implement the remedial actions approved by the Board. However, no assurance can be provided that such remedial measures will be implemented in a timely manner or will be successful to prevent inaccurate disclosures in the future.
SEC Investigation
Subsequent to the Company announcing the completion of the Special Committee investigation on February 1, 2022, the Company, certain members of the management team and employees of the Company received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation. The Company, which had previously voluntarily contacted the SEC in connection with the Special Committee investigation in October 2021, is cooperating fully with the SEC’s investigation. The outcome of such an investigation is difficult to predict. FF has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, FF is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss. In addition, in June 2022, FF received a preliminary request for information from the U.S. Department of Justice in connection with the matters that were the subject of the Special Committee Investigation, and FF is in the process of responding to, and intends to fully cooperate with, such request.
12.    Stockholders’ Equity
The number of authorized, issued and outstanding stock, were as follows:

	June 30, 2022
	Authorized Shares	Issued Shares	Shares to be Issued	Total Issued and to be Issued Shares
Preferred Stock	10,000,000	—	—	—
Class A Common Stock	750,000,000	238,543,475	20,264,715	258,808,190
Class B Common Stock	75,000,000	64,000,588	—	64,000,588
	835,000,000	302,544,063	20,264,715	322,808,778

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
Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of June 30, 2022 and December 31, 2021 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Public Warrants	22,977,568	$11.50	July 21, 2026
Private Warrants(1)	674,551	$11.50	July 21, 2026
Other warrants	4,544,258	$10.00	Various through August 10, 2028
Total	28,196,377
(1) The Private Warrants are recorded in Other liabilities, less current portion in the unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.
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
As of June 30, 2022, the Company had 45,310,505 shares of Class A Common Stock available for future issuance under its 2021 SI Plan.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
A summary of the Company’s stock option activity under the SI Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	—
Granted	4,347,492	5.15
Exercised	—
Cancelled/forfeited	(84,427)	5.32
Outstanding as of June 30, 2022	4,263,065	$5.15	9.55	$—
The weighted-average assumptions used in the Black-Scholes option pricing model for awards granted during the three months ended June 30, 2022 are as follows:

Risk-free interest rate:	1.61%
Expected term (in years):	7.01
Expected volatility:	43.50%
Dividend yield:	0.00%
As of June 30, 2022, the total remaining stock-based compensation expense for unvested stock options was $5,022, which is expected to be recognized over a weighted average period of 2.58 years.
EI Plan
On February 1, 2018, the Board of Directors adopted the Equity Incentive Plan (“EI Plan”), under which the Board of Directors authorized the grant of up to 42,390,000 incentive and nonqualified stock options, restricted stock, unrestricted stock, restricted stock units, and other stock-based awards for Legacy FF’s Class A Ordinary Stock to employees, directors, and non-employees.
A summary of the Company’s stock option activity under the EI Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	31,962,921	$2.81	7.77	$86,075
Granted	—
Exercised	(477,001)	2.49		950
Cancelled/forfeited	(3,274,099)	2.48
Outstanding as of June 30, 2022	28,211,821	$2.80	7.08	$3,101
As of June 30, 2022, the total remaining stock-based compensation expense for unvested stock options was $9,989, which is expected to be recognized over a weighted average period of 2.65 years.
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
A summary of the Company’s stock option activity under the STI Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	9,526,727	$5.55	8.0	$13,905
Granted	—
Exercised	(485,735)	2.41		1,678
Cancelled/forfeited	(785,520)	8.05
Outstanding as of June 30, 2022	8,255,472	$5.71	8.14	$432
As of June 30, 2022, the total remaining stock-based compensation expense for unvested stock options was $6,082, which is expected to be recognized over a weighted average period of approximately 3.71 years.
The following table presents stock-based compensation expense included in each respective expense category in the unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$3,078	$1,070	$4,701	$1,661
Sales and marketing	251	306	625	505
General and administrative	(202)	(428)	1,148	1,302
	$3,127	$948	$6,474	$3,468
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
The net loss per common share was the same for the Class A and Class B Common Stock because they are entitled to the same liquidation and dividend rights and are therefore, combined on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021.
Because the Company reported net losses for all periods presented, all potentially dilutive Common Stock equivalents were determined to be antidilutive for those periods and have been excluded from the calculation of net loss per share.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share as of the following dates:

	June 30, 2022	June 30, 2021
Stock-based compensation awards – SI Plan	4,263,065	—
Stock-based compensation awards – EI Plan	28,211,821	31,125,216
Stock-based compensation awards – STI Plan	8,255,472	9,285,845
Public Warrants	22,977,568	—
Private Warrants	674,551	—
Other warrants	4,544,258	3,357,175
Convertible notes payable	9,009,166	9,009,166
Total	77,935,901	52,777,402
15.    Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited Condensed Consolidated Financial Statements were issued. Other than as described below and in Note 3, Business Combination and Note 7, Fair Value of Financial Instruments, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited Condensed Consolidated Financial Statements.
Amended ATW Convertible Notes
On July 26, 2022, the Company entered into an agreement (the “Amendment”) with FF Aventuras SPV XI, LLC, FF Adventures SPV XVIII LLC, FF Ventures SPV IX LLC and FF Venturas SPV X LLC, entities affiliated with ATW Partners LLC (collectively, the “Investors”), to extend the maturity date, adjust the conversion price and otherwise amend the terms (as described further below) of certain existing convertible promissory notes (the “Notes”) held by the Investors with a combined original aggregate principal amount of approximately $73.9 million. The Notes were issued in 2021 to the Investors pursuant to the Second Amended and Restated Note Purchase Agreement, dated as of October 9, 2020 (as amended from time to time, the “NPA”), among certain subsidiaries of the Company and guarantors party thereto, U.S. Bank National Association, as the notes agent, Birch Lake Fund Management, LP, as the collateral agent, and the note purchasers party thereto.
Pursuant to the Amendment:
(a)the maturity date of each of the Notes was extended to October 31, 2026. This extension does not, however, defer the accrual of interest to the new maturity date. Interest shall accrue on the Notes at 10% per annum following February 10, 2023;
(b)the conversion price of each of the Notes was adjusted to equal the lesser of (x) $10.00, (y) 95% of the per share daily volume weighted average prices (“VWAPs”) of the Company’s common stock during the 30 trading days immediately prior to the applicable conversion date and (z) the lowest effective price per share of common stock (or equivalents) issued or issuable by the Company in any financing of debt or equity after July 26, 2022, subject to possible adjustment as set forth therein (the “Set Price”). However, from July 26, 2022 to December 30, 2022, the conversion price of each of the Notes is equal to the lesser of (i) the Set Price, and (ii) 92% of the lowest of the VWAPs during the seven (7) trading days immediately prior to the applicable conversion date;
(c)a “forced conversion” feature was added to each of the Notes that allows the Company, on or after December 31, 2022, to cause the conversion of all or part of, in the aggregate among all of the Notes, up to $35 million principal amount of the Notes less any principal amount of the Notes voluntarily converted by the holder thereof after July 26, 2022, subject to certain conditions as set forth in the Amendment;
(d)the date by which the Investors must exercise their option to purchase additional “Subordinated Intermediate Last Out Optional Notes” from the Company under the terms of the NPA was extended to July 20, 2023; and
(e)within 45 days of the date on which at least $50 million in senior secured convertible term loans have been funded to the Company by the Investors or their affiliates under the “Tranche A Loans” facility (the “Tranche A Facility”)

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
(which funding by the Investors or their affiliates is conditioned upon the Company obtaining binding commitments for at least $100 million in additional financing) (the “Collateral Trigger Date”), subject to agreement by the Company and the Investors on the terms of such Tranche A Facility, the Amendment provides that the Company and the Investors will enter into a security agreement to secure the obligations under the Notes with a junior lien on substantially all of the assets that secure the Tranche A Facility.
New ATW Financing
On August 14, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with FF Simplicity Ventures LLC, an affiliate of ATW Partners LLC, and in its capacity as administrative agent and collateral agent, and certain purchasers, including FF Simplicity Ventures LLC (collectively with additional purchasers from time to time party thereto, the “Purchasers”), to issue and sell $52 million in aggregate principal amount of the Company’s senior secured convertible notes, in each case upon the satisfaction of certain closing conditions, in multiple tranches, as follows: $27 million initially (the “Initial Bridge Notes”); $10 million on the 20th business day following the closing of the Initial Bridge Notes (the “Second Bridge Notes”); and $15 million (the “Third Bridge Notes” and with the Initial Bridge Notes and the Second Bridge Notes, the “Bridge Notes”) on or prior to October 11, 2022. Under the SPA, the Company is permitted to obtain incremental senior secured convertible notes in an aggregate principal amount of $248 million within 90 days after the closing of the Initial Bridge Notes, which incremental senior secured notes have not been committed by any additional Purchasers as of the date hereof (the “Incremental Notes” and together with the Bridge Notes, the “New Notes”). The Company is in active discussions with several potential additional Purchasers of the New Notes and other debt and equity investments in the Company, but there is no assurance that any additional New Notes will be issued under the SPA. The New Notes are subject to an original issue discount of 10%, and are convertible into shares of the Company’s Class A common stock at a conversion price equal to $2.69 (or $2.2865 for the Initial Bridge Notes and up to an additional $31 million of additional New Notes to the extent committed on or prior to August 17, 2022 and funded on or prior to August 19, 2022), plus an interest make-whole amount as set forth in the New Notes, subject to customary adjustments, including full ratchet anti-dilution protection. The shares of the Company’s Class A common stock issuable upon conversion of the New Notes are not transferable for six months without the prior written consent of the Company (which consent shall not be unreasonably withheld).
The New Notes are secured by the grant of a first priority perfected lien upon substantially all of the personal and real property of the Company and its subsidiaries, as well as guaranty by substantially all of the Company’s domestic subsidiaries. The New Notes mature on August 15, 2026 or earlier under certain conditions set forth in the SPA. The New Notes accrue interest at 10% per annum, provided that, subject to certain conditions set forth in the SPA, the Company may elect to pay such interest in Company Class A common stock if the Company also pays the Purchasers an additional cash interest payment equal to 5% per annum. Except in the case of a mandatory prepayment pursuant to the SPA, if any of the New Notes are prepaid, repaid, reduced, refinanced, or replaced in whole or in part prior to the August 15, 2026 maturity date, then the Company shall pay to the Purchaser a “Premium Percentage” in an amount ranging from 0% to 10% of the principal amount of such Note(s) as determined in accordance with a schedule set forth in the SPA. Pursuant to the SPA, each Purchaser that then owns at least $25 million principal amount of New Notes (when aggregated with any affiliates of such Purchaser) shall have customary preemptive rights to participate in any future financing by the Company as provided in the SPA. The Company agreed to use commercially reasonable efforts to seek The Nasdaq Stock Market LLC’s (“Nasdaq”) financial viability exception pursuant to Nasdaq Rule 5653(f) for the issuance of the Bridge Notes as soon as possible following the signing of the SPA.
As a closing condition under the SPA for funding of each of the Bridge Notes, the Company is required to deliver to each of the Purchasers a warrant (a “Warrant”) registered in the name of such Purchaser to purchase up to a number of shares of the Company’s Class A common stock equal to 33% of such shares issuable to such Purchaser upon conversion of the Note, with an exercise price equal to $5.00 per share, subject to customary weighted average anti-dilution protection and other adjustments, and are exercisable for seven years on a cash or cashless basis. The Company may repurchase the Warrants for $0.01 per Warrant share if and to the extent the volume weighted average prices of the Company’s Class A common stock during 20 of out 30 trading days prior to the repurchase is greater than $15.00 per share, subject to certain additional conditions.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The Company is required to use commercially reasonable efforts to efforts to (i) file, within 90 calendar days of the date of the SPA or as soon as practicable thereafter, a registration statement on the appropriate form providing for the resale by the Purchasers of the shares of Class A common stock issuable upon exercise of the Warrants and conversion of the New Notes, (ii) cause such registration statement to become effective within 180 days following the date of the SPA and (iii) maintain the effectiveness of such registration statement at all times until each Purchaser no longer owns any Warrants or New Notes or shares of Class A common stock issuable upon exercise or conversion thereof.
Each Purchaser has the option, from time to time for 12 months after the effective date of the aforementioned registration statement, to purchase additional senior secured convertible notes (referred to as “Tranche B Notes”) and Warrants of the Company on the same terms as the Incremental Notes in an aggregate amount not to exceed the initial principal amount of the Bridge Notes and Incremental Notes issued to such Purchaser, subject to certain conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to help the reader understand FF’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with FF’s unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q (this “Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to FF’s plans and strategy for FF’s business, includes forward-looking statements that involve risks and uncertainties. FF’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” in the Company’s Form 10-K, as updated by Part II, Item 1A of this Report and “Cautionary Note Regarding Forward Looking Statements” below. The objective of this section is to provide investors an understanding of the financial drivers and levers in FF’s business and describe the financial performance of the business.
Unless context otherwise requires, all references in this section to the “Company,” “FF,” “we,” “us,” “our” and similar terms refer to Faraday Future Intelligent Electric Inc., a Delaware corporation, and its consolidated subsidiaries. References to “PSAC” refer to Property Solutions Acquisition Corp., a Delaware corporation, our predecessor company prior to the consummation of the Business Combination (as defined herein), and “Legacy FF” refers to FF Intelligent Mobility Global Holdings Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands, together with its consolidated subsidiaries, prior to the consummation of the Business Combination.
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
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section titled “Risk Factors” in the Form 10-K, as updated by Part II, Item 1A of this Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” in the Form 10-K, as updated by Part II, Item 1A of this Report may not be exhaustive.
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
With headquarters in Los Angeles, California, FF designs and engineers next-generation, intelligent, connected, electric vehicles. FF intends to manufacture vehicles at its production facility in Hanford, California, with additional future production capacity needs addressed through a contract manufacturing agreement with Myoung Shin Co., Ltd., an automotive manufacturer headquartered in South Korea. FF has additional engineering, sales, and operational capabilities in China and is exploring opportunities for potential manufacturing capabilities in China through a joint venture or other arrangement.
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
•FF’s propulsion system provides a competitive edge in acceleration and range, enabled by an expected industry-leading inverter design, and propulsion system.
•FF’s advanced I.A.I. technology offers high-performance computing, high speed internet connectivity, Over the Air (“OTA”) updating, an open ecosystem for third party application integration, and a Level 3 autonomous driving-ready system, in addition to several other proprietary innovations that enable FF to build an advanced, highly-personalized user experience.
•Since inception, FF has developed a portfolio of intellectual property, established its proposed supply chain, and assembled a global team of automotive and technology experts and innovators to achieve its goal of redefining the future of the automotive industry. As of June 30, 2022, FF has been granted approximately 650 patents globally.
•FF’s B2C (business-to-customer) passenger vehicle launch pipeline over the next five years includes the FF 91 series, the FF 81 series, and the FF 71 series.
•FF expects deliveries of the FF 91 in the third or fourth quarter of 2022. FF believes that the FF 91 will be the first ultra-luxury EV to offer a highly personalized, fully connected user experience for driver and passengers.
•Subject to future financing, FF plans to launch its second passenger vehicle, the FF 81, as early as 2024, which will be a premium, mass-market electric vehicle positioned to compete against the Tesla Model S, Tesla Model X, the BMW 5-series, and the Nio ES8.
•Subject to future financing, FF plans to develop a mass-market passenger vehicle, the FF 71. FF expects to launch the FF 71 subsequent to the launch of FF 81. The FF 71 will integrate full connectivity and advanced technology into a smaller vehicle size and is positioned to compete against the Tesla Model 3, Tesla Model Y, and the BMW 3-series.
•Subject to future financing, FF plans to develop a Smart Last Mile Delivery (“SLMD”) vehicle to address the high-growth, last-mile delivery opportunity, particularly in Europe, China and the U.S. FF’s modular VPA facilitates entry into the last-mile delivery segment, allowing FF to expand its total addressable market and avenues of growth.
FF has adopted a hybrid manufacturing strategy consisting of its refurbished manufacturing facility in Hanford, California and a collaboration with Myoung Shin Co., Ltd, a contract manufacturing partner in South Korea. FF is also exploring other potential contract manufacturing options in addition to the contract manufacturing agreement in South Korea. FF is also exploring the possibility of manufacturing capacity in China through a joint venture or other arrangements. All passenger vehicles as well as the SLMD vehicle are expected to be available for sale in the U.S. and China. European markets may be added as early as 2023.
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
Business Combination
On June 24, 2021, the registration statement on Form S-4 (File No. 333-255027), initially filed with the U.S. Securities and Exchange Commission (“SEC”) on April 5, 2021 (as amended, the “Registration Statement”), relating to the Business Combination was declared effective by the SEC, and (ii) PSAC established a record date of June 24, 2021 and a meeting date of July 21, 2021 for its special meeting of stockholders, where the Business Combination was approved. For purposes of the discussions in this section related to conversion on the Closing Date of all issued and outstanding Legacy FF Ordinary Stock into shares of Common Stock of FF in accordance with the terms and conditions of the Merger Agreement and the settlement of liabilities in conjunction with the closing of the Business Combination, we refer to that parties’ right to receive Class A and Class B Common Stock.
Recent Developments
FF accomplished the following major milestones during the six months ended June 30, 2022:
•Announced that Myoung Shin Co., Ltd., an automotive manufacturer headquartered in South Korea, has been contracted to manufacture Faraday Future’s second vehicle, the FF 81, with Start of Production (“SOP”) scheduled as early as 2024.
•Unveiled the first production-intent FF 91 ultra-luxury EV. This marks FF’s manufacturing Milestone #4, pre-production builds for final engineering validation and certification, now referred to as production-intent vehicles.
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
•Announced 399 preorders as of June 30, 2022. Preorders are fully refundable, non-binding, paid deposits for the FF 91 Futurist Alliance Edition and/or the FF 91 Futurist vehicles available initially for sale to customers in the U.S. and China. FF 91 Futurist Alliance Edition preorders require a $5,000 deposit for customers in the U.S. and an CNY 50,000 deposit for customers in China. FF 91 Futurist preorders require a $1,500 deposit for customers in the U.S. and an CNY 20,000 deposit for customers in China.
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
•Announced its Flagship brand experience center, to be located in Beverly Hills, California where visitors can experience the brand’s advanced technology, distinctive luxury, and futuristic design.

•Completed additional investigative and remedial work in connection with the previously disclosed Special Committee Investigation. See “Special Committee Investigation” below for more information.
In addition to the above milestones, other recent developments include:
•The Company received various communications from FF Global (through its subsidiary FF Top) regarding its demand for certain governance changes, purportedly in exercise of its rights under the Shareholder Agreement between FF and FF Top. FF Global has asserted a right to remove Brian Krolicki from the Board. On June 22, 2022, Matthias Aydt, a current member of the Board and executive of the Company and then a member of the management committee of FF Global, after a discussion with management of FF Global, relayed to Mr. Krolicki that FF Global would pay Mr. Krolicki up to $700,000, offset by the amount of any severance payments made by the Company, if Mr. Krolicki resigned from the Board. This offer was rejected by Mr. Krolicki. The Company is evaluating whether to take additional action in connection with this matter. The Company disagrees that FF Global has the right under the Shareholder Agreement to remove Mr. Krolicki at this time, but has agreed to hold a special stockholder meeting to consider Mr. Krolicki’s removal. On August 8, 2022, the Company filed a preliminary proxy statement with the SEC in connection with such special stockholder meeting.
•On August 14, 2022, the Company entered into a definitive Securities Purchase Agreement with FF Simplicity Ventures LLC, an entity affiliated with ATW Partners LLC, for $52 million of committed near-term convertible senior secured notes financing and the potential for an additional $248 million of incremental senior secured convertible notes financing to be funded within 90 days after the initial closing. See Note 15, Subsequent Events – New ATW Financing in FF’s unaudited Condensed Consolidated Financial Statements included above and the Company’s Form 8-K filed with the SEC on August 15, 2022 for additional information.
Special Committee Investigation
As previously disclosed, on November 15, 2021, the Company’s Board of Directors (the “Board”) established a special committee of independent directors (“Special Committee”) to investigate allegations of inaccurate Company disclosures, including those made in an October 2021 short seller report and whistleblower allegations, which resulted in the Company being unable to timely file its third quarter 2021 Quarterly Report on Form 10-Q, Annual Report on Form 10-K for the year ended December 31, 2021, first quarter 2022 Quarterly Report on Form 10-Q and Form S-1/A (the “Special Committee Investigation”). The Special Committee engaged outside independent legal counsel and a forensic accounting firm to assist with its review. On February 1, 2022, the Company announced that the Special Committee completed its review. On April 14, 2022, the Company announced the completion of additional investigative work based on the Special Committee’s findings which were performed under the direction of the Executive Chairperson, reporting to the Audit Committee. In connection with the Special Committee’s review and subsequent investigative work, the following findings were made:
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
In addition, the investigation found that certain individuals failed to fully disclose to individuals involved in the preparation of the Company’s SEC filings their relationships with certain related parties and affiliated entities in connection with, and following, the Business Combination, and failed to fully disclose relevant information, including but not limited to, information in connection with related parties and corporate governance to the Company’s independent registered public accounting firm PricewaterhouseCoopers LLP.
The investigation also found that certain individuals failed to cooperate and withheld potentially relevant information in connection with the Special Committee Investigation. Among such individuals were non-executive officers or members of the management team of FF, and remedial action was taken with respect to such individuals based on the extent of non-cooperation and/or withholding of information. The failure to cooperate with the investigation was taken into consideration in connection with the remedial actions outlined below with respect to Jerry Wang, and withholding of information also affected the remedial action taken with respect to Matthias Aydt.
Based on the results of the investigation, the Special Committee concluded that, except as described above, other substantive allegations of inaccurate FF disclosures that it evaluated, were not supported by the evidence reviewed. Although the investigation did not change any of the above findings with respect to the substantive allegations of inaccurate FF disclosures, the investigation did confirm the need for remedial actions to help ensure enhanced focus on compliance and disclosure within FF.
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
•the removal of Mr. Jia as an executive officer, although continuing in his position as Chief Product & User Ecosystem Officer of the Company. Certain dual-reporting arrangements were eliminated with respect to Mr. Jia, and he is required to report directly to Ms. Swenson, a non-independent director nominated by FF Top. Mr. Jia also received a 25% annual base salary reduction, and his role was limited from a policy-making position to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and Advanced R&D technology;
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
As of the date hereof, FF is continuing to implement the remedial actions approved by the Board. However, no assurance can be provided that such remedial measures will be implemented in a timely manner or will be successful to prevent inaccurate disclosures in the future.
Subsequent to the Company announcing the completion of the Special Committee investigation on February 1, 2022, the Company, certain members of the management team and employees of the Company received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation. The Company, which had previously voluntarily contacted the SEC in connection with the Special Committee investigation in October 2021, is cooperating fully with the SEC’s investigation. The outcome of such an investigation is difficult to predict. FF has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, FF is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss. In addition, in June 2022, FF received a preliminary request for information from the U.S. Department of Justice in connection with the matters that were the subject of the Special Committee investigation, and FF is in the process of responding to, and intends to fully cooperate with, such request.
South Korea Contract Manufacturing
In February 2022, the Company entered into a definitive contract manufacturing and supply agreement with Myoung Shin Co., Ltd. (“Myoung Shin”), a South Korea-based automotive manufacturer and parts supplier, to manufacture the Company’s second vehicle, the FF 81. The agreement has an initial term of nine years from the start of production of the FF 81, which is scheduled as early as 2024. Pursuant to the agreement, Myoung Shin shall maintain sufficient manufacturing capabilities and capacity to supply FF 81 vehicles to the Company in accordance with the Company’s forecasts and purchase orders. The Company and Myoung Shin will each manufacture and supply certain FF 81 parts that Myoung Shin will use in the manufacture and assembly of FF 81 vehicles.
Financing Discussions and ATW Financing
The Company’s business plan contemplates that it will begin deliveries of the FF 91 in the third or fourth quarter of 2022, with testing, validation, and certification also completed in the third or fourth quarter of 2022. In order to fund its ongoing operations and business plan, including to launch the FF 91, FF is seeking to raise additional capital from various fundraising efforts currently underway. Although the Company has taken steps to preserve its current cash position, including reducing spending, extending payment cycles and other similar measures, it projects that it will require additional funds by early September 2022 in order to continue operations, and will also need to raise additional financing during the remainder of 2022 and beyond 2022 to support the ramp-up of production of the FF 91 to generate revenues to put the Company on a path to cash flow break-even. Incremental capital needs beyond 2022 to fund development of the Company’s remaining product portfolio will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs.
On August 14, 2022, the Company entered into a definitive Securities Purchase Agreement (the “SPA”) with FF Simplicity Ventures LLC, an entity affiliated with ATW Partners LLC, for $52 million of committed near-term convertible senior secured notes financing and the potential for an additional $248 million of incremental senior secured convertible notes financing to be funded within 90 days after the initial closing. See Note 15, Subsequent Events – New ATW Financing in FF’s unaudited Condensed Consolidated Financial Statements included above and the Company’s Form 8-K filed with the SEC on August 15, 2022 for additional information.
FF is actively engaged in confidential discussions and negotiations with entities affiliated with FF Top and other potential investors with respect to purchasing incremental convertible senior secured notes on the same terms as FF Simplicity Ventures LLC under the SPA. There can be no assurance that FF will be able to successfully obtain additional incremental convertible senior secured note purchasers under the SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. In particular, the Company is currently conducting due diligence on potential financing sources. This process has been time consuming and may result in the Company not being able to consummate any financing from these or other financing sources on a timely basis or at all. If we are unable to raise sufficient additional funds in the near term, we may be required to delay our launch plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.

FF’s cash needs after the launch of the FF 91 will depend on the extent to which FF’s actual costs vary from FF’s estimates and FF’s ability to control these costs and raise additional funds. Any challenges in supplier engagements, delays in ramping capacity or labor at the Hanford facility or for sales and service engagements, rising prices of materials, or ongoing global supply chain disruptions may further increase the need for additional capital to launch the FF 91 series. In particular, recently, some suppliers have threatened to terminate their relationship with the Company because of late payments or requested accelerated payments and other terms and conditions as a result of our past payment history and concerns about the Company’s financial condition, leading to less favorable payment terms than the Company had anticipated, and delaying or putting at risk certain deliveries. The Company is in active negotiations with these suppliers to minimize these risks. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.
Components of FF’s Results of Operations
Key Factors Affecting Operating Results (in thousands)
FF’s performance and future success depend on several factors that present significant opportunities but also pose risks and challenges including those discussed below and in the section titled “Risk Factors” in the Form 10-K, as updated by Part II, Item 1A of this Report.
Faraday Future Vehicle Launch
FF expects to derive revenue from the sale of the FF 91, which FF anticipates to begin delivering to customers in the third or fourth quarter of 2022. FF plans to manufacture the FF 91 in its own manufacturing facility in Hanford, California. The FF 81, FF 71, and SLMD electric vehicle models are in various stages of development and are planned to be released after the FF 91.
Production and Operations
FF expects to continue to incur significant operating costs that will impact its future profitability, including research and development expenses as it introduces new models and improves existing models; capital expenditures for the expansion of its manufacturing capacities; additional operating costs and expenses for production ramp-up; raw material procurement costs; general and administrative expenses as it scales its operations; interest expense from debt financing activities; and selling and distribution expenses as it builds its brand and markets its vehicles. FF may incur significant costs in connection with its services once it delivers the FF 91, including servicing and warranty costs. FF’s ability to become profitable in the future will depend on its ability to successfully market its vehicles and control its costs.
To date, FF has not yet sold any electric vehicles. As a result, FF will require substantial additional capital to develop products and fund operations for the foreseeable future. Until FF can generate sufficient revenue from product sales, FF will fund its ongoing operations through a combination of various funding and financing alternatives, including equipment leasing and construction financing of the Hanford, California manufacturing facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of its Hanford, California manufacturing facility will impact FF’s ability to generate revenue. For additional discussion of the substantial doubt about FF’s ability to continue as a going concern, see Note 2, Liquidity and Capital Resources in the notes to the unaudited Condensed Consolidated Financial Statements and for further details on liquidity, please see the “Liquidity and Capital Resources” section below.
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
Results of Operations (in thousands) (Unaudited)
FF has not generated any revenue from the design, development, manufacturing, engineering, sale, or distribution of its electric vehicles. Please refer to the section “Risk Factors” in the Form 10-K, as updated by Part II, Item 1A of this Report. for a full discussion on the risks and uncertainties related to costs.

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021
Consolidated Statements of Operations
Operating expenses
Research and development	$98,015	$8,673
Sales and marketing	6,198	2,585
General and administrative	33,253	16,430
Total operating expenses	137,466	27,688

Loss from operations	(137,466)	(27,688)
Change in fair value measurements	5,158	(10,730)
Interest expense	(1,128)	(8,390)
Related party interest expense	(1,313)	(4,415)
Other expense, net	(6,936)	(1,552)
Loss before income taxes	(141,685)	(52,775)
Income tax provision	(9)	—
Net loss	$(141,694)	$(52,775)
Research and Development

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Research and development	$98,015	$8,673	$89,342	NM
The increase in research and development expense for the three months ended June 30, 2022 was primarily due to the increase in engineering, design, and testing (“ED&T”) services of $57,398 as the Company re-engaged suppliers and made significant purchases for ED&T services to progress the development of the FF 91; an increase in personnel and compensation related expenses of $16,523, increase in stock-based compensation expense of $2,830, and employee benefits expense of $1,729 due to increased headcount; an increase in rent related expense of $2,600 and an increase in information technology expense of $3,318 due to an increase in business activities and headcount, and amortization of prepaid hosting costs incurred for the three months ended June 30, 2022 with no such charges occurring in the same period in 2021; an increase of $3,733 in professional service expense, and an increase in travel related expense of $853 due to an increase in business activities.
Sales and Marketing

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Sales and marketing	$6,198	$2,585	$3,613	139.8%
The increase in sales and marketing expense for the three months ended June 30, 2022 was primarily due to an increase in personnel and compensation related expenses of $2,425, increase in stock-based compensation related expenses of $163, increase in employee benefits related expenses of $126 all due to increase in headcount; an increase in marketing related expenses of $198 due to an increase in marketing efforts; an increase in rent and related expenses of $371; and an increase in information technology expense of $144 due to increase in business activities and headcount.
General and Administrative

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
General and administrative	$33,253	$16,430	$16,823	102.4%
The increase in general and administrative expense for the three months ended June 30, 2022 was primarily due to the increase in professional services primarily related to the Special Committee Investigation, financing efforts and governance matters in the amount of $12,310; increase in personnel and compensation related expenses of $5,811; and increase in insurance related expenses of $1,965 due to an increase in headcount, partially offset by a decrease in legal related accruals of $2,909; and a decrease in allocated depreciation and amortization related expenses of $1,618.
Change in Fair Value Measurements

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Change in fair value measurements	$5,158	$(10,730)	$15,888	148.1%
The change in the change in fair value measurements for the three months ended June 30, 2022, as compared to the same period in 2021, primarily related to the remeasurement of notes payable issued during the second quarter of 2021, which contained significant original issue discounts and favorable conversion features, resulting in a charge to fair value measurement expense during the second quarter of 2021.
Interest Expense

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Interest expense	$(1,128)	$(8,390)	$7,262	86.6%
The decrease in interest expense for the three months ended June 30, 2022, was due to the Company’s settlement of $85,202 principal of notes payable upon Closing of the Business Combination, repayment of $85,000 principal amount of notes payable in the three months ended March 31, 2022 and certain debt issuance costs and warrant valuations charged to interest expense in the three months ended June 30, 2021.
Related Party Interest Expense

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Related party interest expense	$(1,313)	$(4,415)	$3,102	70.3%
The decrease in related party interest expense for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily due to the related parties notes payable principal balance outstanding decreasing period over period, $12,962 as of June 30, 2022 and $298,667 as of June 30, 2021 which resulted in less interest expense being incurred.
Other Expense, Net

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Other expense, net	$(6,936)	$(1,552)	$(5,384)	(346.9)%
The increase in other expense, net for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily due to $4,634 increase in foreign exchange loss primarily related to deposits held in other currencies than the U.S. Dollar that are remeasured at the end of each period and $300 due to bank and franchise charges.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021
Consolidated Statements of Operations
Operating expenses
Research and development	$212,950	$15,394
Sales and marketing	12,384	4,267
General and administrative	61,133	27,423
Total operating expenses	286,467	47,084

Loss from operations	(286,467)	(47,084)
Change in fair value measurements	6,344	(37,647)
Interest expense	(4,874)	(27,564)
Related party interest expense	(1,935)	(14,167)
Other expense, net	(7,851)	(1,835)
Loss before income taxes	(294,783)	(128,297)
Income tax provision	(9)	(3)
Net loss	$(294,792)	$(128,300)
Research and Development

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Research and development	$212,950	$15,394	$197,556	NM
The increase in research and development expense for the six months ended June 30, 2022 was primarily due to the increase in ED&T services of $139,963 and professional services related expense of $3,861 as the Company re-engaged suppliers and made significant purchases of ED&T services to progress the development of the FF 91; the increase in personnel and compensation related expenses, stock-based compensation expenses, and employee benefits expenses of $33,587, $3,709 and $3,624, respectively, due to increased headcount; an increase in information technology related expense of $6,335 due to increases in business activities and headcount and amortization of prepaid hosting costs incurred for the six months ended June 30, 2022 with no such charges occurring in the same period in 2021.
Sales and Marketing

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Sales and marketing	$12,384	$4,267	$8,117	190.2%
The increase in sales and marketing expense for the six months ended June 30, 2022 was primarily due to an increase in personnel and compensation related expenses of $5,909, stock-based compensation expense of $315 and employee benefits of $374, due to an increase in headcount; an increase in marketing expenses of $801 due to an increase in marketing efforts and an increase in rent relates expense of $546 due to increase in business activity.
General and Administrative

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
General and administrative	$61,133	$27,423	$33,710	122.9%
The increase in general and administrative expense for the six months ended June 30, 2022 was primarily due to an increase in professional service expenses related to the Special Committee Investigation in the amount of $27,172, partially offset by a decrease in legal related accruals of $2,909; an increase in personnel and compensation related expenses of $7,851 due to headcount changes and an increase in information technology related expenses of $609 due to increase in business activity; partially offset by a decrease in allocated depreciation and amortization related expenses of 1,663 due change in headcount and business activities.
Change in Fair Value Measurements

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Change in fair value measurements	$6,344	$(37,647)	$43,991	116.9%
The change in the change in fair value measurements for the six months ended June 30, 2022, as compared to the same period in 2021, primarily related to the remeasurement of notes payable issued during the first quarter of 2021, which contained significant original issue discounts and favorable conversion features, resulting in a charge to fair value measurement expense during the six months ended June 30, 2021.
Interest Expense

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Interest expense	$(4,874)	$(27,564)	$22,690	82.3%
The decrease in interest expense for the six months ended June 30, 2022, was due to the Company’s settlement of $85,202 principal of notes payable upon Closing of the Business Combination, repayment of $85,000 principal amount of notes payable in the six months ended June 30, 2022 and certain debt issuance costs and warrant valuations charged to interest expense in the six months ended June 30, 2021.
Related Party Interest Expense

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Related party interest expense	$(1,935)	$(14,167)	$12,232	86.3%
The decrease in related party interest expense for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to the related parties notes payable principal balance outstanding decreasing period over period, $12,962 as of June 30, 2022 and $298,667 as of June 30, 2021 which resulted in less interest expense being incurred.
Other Expense, Net

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Other expense, net	$(7,851)	$(1,835)	$(6,016)	(327.8)%
The increase in other expense, net for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to increase in foreign exchange loss primarily related to deposits held in other currencies than the U.S. Dollar that are remeasured at the end of each period.
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
As of June 30, 2022, the Company’s principal source of liquidity was cash totaling $120,585, which was held for working capital and general corporate purposes.

The Company’s business plan contemplates that it will begin deliveries of the FF 91 in the third or fourth quarter of 2022, with testing, validation, and certification also completed in the third or fourth quarter of 2022. In order to fund its ongoing operations and business plan, including to launch the FF 91, FF is seeking to raise additional capital from various fundraising efforts currently underway to supplement its cash on hand of $120,585 as of June 30, 2022. Although the Company has taken steps to preserve its current cash position, including reducing spending, extending payment cycles and other similar measures, it projects that it will require additional funds by early September 2022 in order to continue operations, and will also need to raise additional financing during the remainder of 2022 and beyond 2022 to support the ramp-up of production of the FF 91 to generate revenues to put the Company on a path to cash flow break-even. Incremental capital needs beyond 2022 to fund development of the Company’s remaining product portfolio will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs.
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,219,308 as of June 30, 2022. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $990,983 which it used to settle certain liabilities and the remainder of which management has used to finance the ongoing operations of the business.
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
The Company’s ongoing liquidity needs will depend on the extent to which the Company’s actual costs vary from the Company’s estimates and the Company’s ability to control these costs, as well as the Company’s ability to raise additional funds. The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials, potential impact of the COVID-19 pandemic, and general macroeconomic conditions. Refer to the “Risk Factors” section in Part I, Item 1A of the Company’s Annual Report on Form 10-K, as updated by Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (this “Report”) for a full discussion of the risks. The Company’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties. The Company expects to continue to generate significant operating losses for the foreseeable future. The plans are dependent on the Company being able to continue to raise significant amounts of capital through the issuance of additional notes payable and equity securities.
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
Significant Related Party Notes Payable and Notes Payable Facilities
The Company has been significantly funded by notes payable from related parties and third-parties. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer.
The following tables summarize the outstanding related party notes payable and notes payable as well as the related schedules of maturities of the related party notes payable and notes payable. See Note 8, Related Party Notes Payable and Note 9, Notes Payable in FF’s unaudited Condensed Consolidated Financial Statements.

Related party notes payable consists of the following as of June 30, 2022:

	June 30, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Balance as of June 30, 2022	Interest Expense for the Three Months Ended June 30, 2022	Interest Expense for the Six Months Ended June 30, 2022
Related party notes – China	Due on Demand	18.00%	$8,940	$1,313	$1,935
Related party notes – China various other	Due on Demand	0.00%	4,022	—	—
			$12,962	$1,313	$1,935
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of related party notes payable as of June 30, 2022 were as follows:

Due on demand	$12,962
Related party notes payable consists of the following as of December 31, 2021:

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Net Carrying Value at 12/31/21
Related party notes - China	Due on Demand	18.00%	$9,411	$9,411
Related party notes - China various other	Due on Demand	0.00%	4,244	4,244
Total related party notes payable			$13,655	$13,655
The Company has entered into notes payable agreements with third parties, which consists of the following as of June 30, 2022:

	June 30, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Three Months Ended June 30, 2022	Interest Expense for the Six Months Ended June 30, 2022
June 9, 2021 Note 1 and Note 2	December 9, 2022	0.00%	$40,000	$5,737	$(9,522)	$36,215	$—	$—
August 10, 2021 Optional Notes	February 10, 2023	15.00%	33,917	9,585	(11,518)	31,984	1,272	2,544
Notes payable – China various other	Due on Demand	0.00%	5,186	—	—	5,186	—	—
Auto loans	Various	Various	111	—	—	111	—	—
			$79,214	$15,322	$(21,040)	$73,496	$1,272	$2,544
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of June 30, 2022 are as follows:

Due on demand	$5,186
2022	40,111
2023	33,917
$79,214

Notes payable consists of the following as of December 31, 2021:

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value
March 1, 2021 Notes	March 1, 2022	14.00%	$55,000	$7,692	$(5,997)	$56,695
August 26, 2021 Notes	March 1, 2022	14.00%	30,000	1,011	(87)	30,924
June 9, 2021 Note 1 and Note 2	December 9, 2022	—%	40,000	8,503	(9,522)	38,981
August 10, 2021 Optional Notes	February 10, 2023	15.00%	33,917	12,283	(11,518)	34,682
Notes payable - China various other	Due on demand	—%	5,458	—	—	5,458
PPP Loan	April 17, 2022	1.00%	193	—	—	193
Auto loans	Various	Various	121	—	—	121
Total notes payable			$164,689	$29,489	$(27,124)	$167,054
Cash Flow Analysis
Presented below is a summary of FF’s cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in)
Operating activities	$(235,104)	$(52,311)
Investing activities	(90,234)	(1,386)
Financing activities	(85,840)	111,525
Effect of exchange rate changes on cash and restricted cash	2,235	(1,407)
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
Net cash used in operating activities was $235,104 and $52,311 for the six months ended June 30, 2022 and 2021, respectively. The largest components of FF’s cash used by operating activities during the six months ended June 30, 2022, were $131,311 for research and development expenses, $62,174 for wages and compensation related expenses, and $35,208 for professional services.
The largest components of FF’s cash used by operating activities during the six months ended June 30, 2021, were $25,570 for wages and compensation related expenses, $19,189 for research and development expenses and $11,604 for professional services.
Investing Activities
Net cash used in investing activities was $90,234 and $1,386 for the six months ended June 30, 2022, and 2021, respectively, related to the acquisition of fixed assets.
Financing Activities
Net cash (used in) provided by financing activities was ($85,840) and $111,525 for the six months ended June 30, 2022, and 2021, respectively.

Net cash used in financing activities during the six months ended June 30, 2022, primarily consists of $87,258 in repayment of notes payable, including payment premium, and $936 in payments of finance lease obligations partially offset by $2,354 in proceeds from exercise of stock options.
Net cash provided by financing activities during the six months ended June 30, 2021, primarily consists of $111,940 in cash proceeds from the issuance of notes payable and related party notes payable, net of original discounts and $7,751 in proceeds from exercise of stock options. These inflows were partially offset by payments of related party notes payable of $1,528, payments of notes payable issuance costs of $3,355, payments of stock issuance costs of $1,071 and payments of finance lease obligation of $2,212.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The exchange rates effect on Cash and Restricted Cash was $2,235 and $(1,407) for the six months ended June 30, 2022 and 2021, respectively. The effects of exchange rate changes on cash and restricted cash result from fluctuations on the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Renminbi. Fluctuations in exchange rates against the U.S. dollar may positively or negatively affect FF’s operating results.
Contractual Obligations and Commitments
The following table sets forth, as of June 30, 2022, significant cash obligations that affect FF’s future liquidity:

	Payments Due by Period
	Total	2022 (6 months)	2023 - 2024	2025 - 2026	Thereafter
	(in thousands)
Operating lease obligations	$33,946	$2,672	$9,910	$9,560	$11,804
Finance lease obligations	10,694	1,287	3,923	3,620	1,864
Related party notes payable	12,962	12,962	—	—	—
Related party accrued interest	12,660	12,660	—	—	—
Notes payable	79,214	45,297	33,917	—	—
Accrued interest	504	504	—	—	—
Palantir license	41,667	2,667	19,500	19,500	—
Total contractual obligations	$191,647	$78,049	$67,250	$32,680	$13,668
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
The Company settled certain notes payable during the six months ended June 30, 2022 as follows:

	Six months ending June 30, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Net carrying value at 12/31/2021	Fair Value Measurement Adjustments	Payment Premium	Cash Payment
March 1, 2021 Notes	March 1, 2022	14.00%	56,695	(1,695)	—	(55,000)
August 26, 2021 Notes	March 1, 2022	14.00%	30,924	(924)	2,065	(32,065)
PPP Loan	April 17, 2022	1.00%	193	—	—	(193)
			$87,812	$(2,619)	$2,065	$(87,258)
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
Based on an evaluation of FF’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), FF’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that FF’s disclosure controls and procedures were not effective as of June 30, 2022, due to the material weaknesses in our internal control over financial reporting described below.
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

These material weaknesses resulted in adjustments primarily related to expense cut-off and the associated accounts including operating expenses, accounts payable and accruals, property and equipment, convertible notes payable and interest expense and related financial disclosures, which were recorded as of and for the year ended December 31, 2019. These material weaknesses also resulted in adjustments primarily related to the extinguishment of a noncontrolling interest, accounts payable, vendor payables in trust and adjustments to the statement of cash flows which were recorded as of and for the year ended December 31, 2019 as well as disclosure errors related to the anti-dilutive shares excluded from the calculation of diluted net loss per share, deferred tax assets and related valuation allowance, accrued interest for certain notes payable, and the fair value of the Vendor Trust as of December 31, 2019. Refer to Note 3 to FF’s Consolidated Financial Statements for the year ended December 31, 2020, included in its Registration Statement on Form S-4 (File Number 333-255027), initially filed with the SEC on April 5, 2021 (as amended, the “Registration Statement”). Additionally, the material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements as disclosed in Note 2 to PSAC’s Consolidated Financial Statements for the year ended December 31, 2020 within PSAC’s Annual Report on Form 10-K/A, of the entity acquired as part of the July 21, 2021 merger agreement related to warrant liabilities and equity.
•FF did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements, specifically, with respect to: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; and (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored. These IT deficiencies did not result in a material misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could result in material misstatements potentially impacting all financial statement accounts and disclosures.
In connection with the Special Committee Investigation, and the completion of additional investigative and remedial work based on Special Committee findings, which were performed under the direction of the newly-appointed Executive Chairperson, reporting to the Audit Committee, additional material weaknesses were identified in FF’s internal control over financial reporting (as disclosed in Note 3 to FF’s consolidated financial statements for the years ended December 31, 2021 and 2020 included in the Form 10-K). Specifically, in addition to the material weaknesses described above relating to management not establishing formal reporting lines in pursuit of its objectives as well as maintaining effective controls for communicating and sharing information between the legal, capital markets, and accounting and finance departments, the following material weaknesses were identified:
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
The material weaknesses identified in connection with the Special Committee Investigation resulted in the revision of our previously filed financial statements as of and for the period ended December 31, 2020 (as disclosed in Note 9 to FF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021) and for the periods ended March 31, 2021 (as disclosed in Note 1 to FF’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2022) and June 30, 2021 related to notes payable, related party notes payable, accrued interest, related party accrued interest, interest expense, and related party interest expense as disclosed in Note 1, Nature of Business and Organization and Basis of Presentation within the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Additionally, each of the material weaknesses described above could result in a material misstatement to substantially all of our accounts or disclosures.
Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting
Management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. During 2021 and the first half of 2022, FF made the following enhancements to our internal control over financial reporting:
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, FF’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. Other than disclosed under Note 11, Commitments and Contingencies to FF’s unaudited Condensed Consolidated Financial Statements included in this report, we are not presently party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.
ITEM 1A. RISK FACTORS
Except as set forth below, as of the date of this Report, there have been no material changes from the risk factors disclosed in the section “Risk Factors” in the Form 10-K.
FF has incurred losses in the operation of its business and anticipates that it will continue to incur losses in the future. It may never achieve or sustain profitability.
The design, engineering, manufacturing, sales and service of intelligent, connected electric vehicles is a capital-intensive business. FF has incurred losses from operations and has had negative cash flows from operating activities since inception. FF incurred a net loss of $295 million for the six months ended June 30, 2022 and $517 million and $147 million for the years ended December 31, 2021 and 2020, respectively. Net cash used in operating activities was $235 million for the six months ended June 30, 2022 and $340 million and $41 million for the years ended December 31, 2021 and 2020, respectively. Since inception, FF has made significant investments in technology as well as vehicle design, development and tooling, construction of manufacturing facilities, employee compensation and benefits and marketing and branding. FF expects to continue or increase such investments, however, there can be no assurance these investments will result in the successful and timely delivery of FF 91 series or subsequent vehicle programs, or at all.
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
As previously disclosed in the Company’s business update on December 7, 2021 (filed as Exhibit 99.1 to a Current Report on Form 8-K filed by the Company with the SEC on December 7, 2021), management of FF estimated that FF would require an additional $1.5 billion of funding prior to reaching profitability and positive cash flow in 2024. Given the risks associated with FF’s ability to obtain additional funding to execute on its plans to develop and launch vehicles and begin to generate revenue, the amount of additional funding needed could differ from earlier estimates and the timing to reach profitability and positive cash flows could be further delayed. FF has evaluated a range of alternative operating scenarios in the event fundraising falls short of the Company’s target. These include a scenario where only the FF 91 is developed and launched, which would reduce new capital requirements substantially after 2022, with cash flow break-even timing similar to the base business plan.
FF’s operating results forecast relies in large part upon assumptions and analyses developed by its management. If these assumptions and analyses prove to be incorrect, its actual operating results could suffer.
FF projects a use of cash of approximately $368 million for the period from July 1, 2022 through December 31, 2022 to launch the FF 91. In order to fund the proposed use of cash, FF is seeking to raise capital of $325 million from fundraising efforts currently underway to supplement its cash on hand, which may not be successful. In addition to the risk that the Company’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Although the Company has taken steps to preserve its current cash position, including reducing spending, extending payment cycles and other similar measures, it projects that it will require additional funds by early September 2022 in order to continue operations, and will also need to raise additional financing during the remainder of 2022 and beyond 2022 to support the ramp-up of production of the FF 91 to generate revenues to put the Company on a path to cash flow break-even. While the Company is actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise additional capital on terms acceptable to it or at all.

FF’s cash needs after the launch of the FF 91 will depend on the extent to which FF’s actual costs vary from FF’s estimates and FF’s ability to control these costs and raise additional funds. Any challenges in supplier engagements, delays in ramping capacity or labor at the Hanford facility or for sales and service engagements, rising prices of materials, or ongoing global supply chain disruptions may further increase the need for additional capital to launch the FF 91 series. In particular, recently, some suppliers have threatened to terminate their relationship with the Company because of late payments or requested accelerated payments and other terms and conditions as a result of our past payment history and concerns about the Company’s financial condition, leading to less favorable payment terms than the Company had anticipated, and delaying or putting at risk certain deliveries. The Company is in active negotiations with these suppliers to minimize these risks. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.
FF’s operating results forecast largely relies on management’s assumptions and analyses, which could be incorrect. Additionally, there cannot be any assurance that FF’s current fundraising efforts will be successful. Whether actual operating and financial results and business developments will be consistent with FF’s expectations and assumptions as reflected in the forecast depends on a number of factors, many of which are outside FF’s control, including, but not limited to:

●	whether it can obtain sufficient capital to sustain and grow its business, including the development and launch of future vehicle models;
●	its ability to manage growth;
●	whether it can manage relationships with key suppliers;
●	whether it can sign up and manage relationships with business partners for them to invest in and operate sales and service centers;
●	the ability to obtain necessary regulatory approvals;
●	demand for its products and services
●	the timing and cost of new and existing marketing and promotional efforts;
●	competition, including established and future competitors;
●	its ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel;
●	the overall strength and stability of domestic and international economies;
●	regulatory, legislative and political changes; and
●	consumer spending habits.
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
FF needs to raise additional capital in the near term, and currently does not have sufficient cash on hand to launch the FF 91 and may be unable to meet its capital requirements, which could jeopardize its ability to continue its business operations.
FF operates in a capital-intensive industry which requires significant cash to fund its operations. FF expects its capital expenditures to continue to be significant for the foreseeable future as it continues to develop and grow its business. FF projects a use of cash of approximately $368 million for the period from July 1, 2022 through December 31, 2022 to launch the FF 91.
Given that the Company has 399 non-binding preorders as of June 30, 2022 and vehicle deliveries are not expected until late third quarter of 2022 at the earliest, revenue is expected to be a modest contributor in 2022. In addition to the risk that the Company’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. FF is seeking to raise capital of $325 million from fundraising efforts currently underway to supplement its cash on hand, which may not be successful. FF is actively engaged in confidential discussions and negotiations with entities affiliated with FF Top and other potential investors with respect to purchasing incremental convertible senior secured notes on the same terms as FF Simplicity Ventures LLC (an affiliate of ATW Partners LLC) under the SPA described above. There can be no assurance that FF will be able to successfully obtain additional incremental convertible senior secured note purchasers under the SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. In particular, the Company is currently conducting due diligence on potential financing sources. This process has been time consuming and may result in the Company not being able to consummate any financing from these or other financing sources on a timely basis or at all. If we are unable to raise sufficient additional funds in the near term, we may be required to delay our launch plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.
FF’s cash needs after the launch of the FF 91 will depend on the extent to which FF’s actual costs vary from FF’s estimates and FF’s ability to control these costs and raise additional funds. Any challenges in supplier engagements, delays in ramping capacity or labor at the Hanford facility or for sales and service engagements, rising prices of materials, or ongoing global supply chain disruptions may further increase the need for additional capital to launch the FF 91 series. In particular, recently, some suppliers have threatened to terminate their relationship with the Company because of late payments or requested accelerated payments and other terms and conditions as a result of our past payment history and concerns about the Company’s financial condition, leading to less favorable payment terms than the Company had anticipated, and delaying or putting at risk certain deliveries. The Company is in active negotiations with these suppliers to minimize these risks. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles. FF is exploring various alternatives to raise additional funding and finance its ongoing operations, including equipment leasing and construction financing of FF’s Hanford, California production facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on FF’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time.
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
FF may raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from financial institutions or governmental organizations. FF cannot be certain that additional funds will be available on favorable terms when required, or at all, and any such financing is expected to dilute FF’s stockholder value. If FF is unable to obtain funding in a timely manner or on commercially acceptable terms, or at all, its financial condition, results of operations, business and prospects could be materially and adversely affected.
To the extent FF were to further meaningfully delay the launch of the FF 91 series, potential consumers may lose confidence in FF, and customers who have placed pre-orders for FF 91 may cancel pre-orders, which may curtail FF’s growth prospects. Additionally, FF’s competitors may move more quickly to market than FF, which could impact FF’s ability to grow its market share.
FF’s vehicles are in development and its first vehicle may not be available for sale in the third or fourth quarter of 2022, if at all.
FF has not yet commenced production of any model and has not recognized any revenue as of the date hereof. FF’s future business depends in large part on its ability to execute on its plans to develop, manufacture, market, sell and deliver electric vehicles, including FF 91, FF 81, FF 71 series, and SLMD electric vehicle models that appeal to customers. Although FF plans to commence sales of its first vehicle, the FF 91 series, in the third or fourth quarter of 2022, it may experience further delays due to reasons such as insufficient capital, supply shortages, design defects, talent gaps, and/or force majeure. For example, FF relies on third-party suppliers for the provision and development of many key components used in FF 91 and other models. To the extent FF’s suppliers experience any delays in providing or developing necessary components, or if they experience quality issues, FF could experience delays in delivering on its timelines. In addition, if FF has to adjust and/or reduce certain payments to suppliers, such adjustments and/or reductions could further delay the launch date of the FF 91.
To the extent FF were to further meaningfully delay the launch of the FF 91 series, potential consumers may lose confidence in FF, and customers who have placed pre-orders for FF 91 may cancel pre-orders, which may curtail FF’s growth prospects. Additionally, FF’s competitors may move more quickly to market than FF, which could impact FF’s ability to grow its market share.
With FF’s vehicle still under development, FF does not have any current customers or any binding pending orders and there is no assurance non-binding pre-orders and other non-binding indications of interest will be converted into binding orders or sales.
To date, FF has not sold any vehicles. Though FF has engaged in marketing activities in anticipation of launching the FF 91 series in the third or fourth quarter of 2022, FF has only received 399 non-binding, fully refundable pre-orders as of June 30,

2022 and other non-binding indications of interest and FF does not have binding purchase orders or commitments from customers to purchase any of FF’s vehicles in development. As such, there can be no assurance that the pre-orders and other indications of interest would be converted into binding orders or sales.
Until the time that FF’s products are commercially available for purchase, and until FF is able to scale up its marketing function to support sales, there will be uncertainty as to customer demand for FF vehicles. The potentially long wait from the time a non-binding pre-order is made or other indication of interest is provided until the time FF vehicles are delivered, and any delays beyond expected wait times, could also impact customer decisions on whether to ultimately make a purchase. Even if FF is able to obtain binding orders, customers may limit their volume of purchases initially as they assess FF’s vehicles and whether to make a broader transition to electric vehicles. Commercializing the FF 91 and other vehicles in FF’s development pipeline will be a long process and depends on FF’s ability to fund and scale up its productions, including through securing additional funding to fund its operations, the consummation of various third-party agreements and expanding FF’s marketing functions, as well as the safety, reliability, efficiency and quality of FF’s vehicles, and the support and service that will be available. It will also depend on factors outside of FF’s control, such as competition, general market conditions and broader trends in fleet management and vehicle electrification, that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for FF’s products and the pace and levels of growth that FF will be able to achieve.
FF’s recurring losses from operations raise substantial doubt about FF’s ability to continue as a going concern. There is no assurance that FF will be successful in executing upon its operating plan and be able to maintain an adequate level of liquidity, which would result in FF not being able to continue as a going concern.
Since inception, FF has incurred cumulative losses from operations, negative cash flows from operating activities and has an accumulated deficit of $3,219 million, $2,908 million and $2,391 million as of June 30, 2022, December 31, 2021 and 2020, respectively. FF expects to continue to generate significant operating losses for the foreseeable future. Based on FF’s recurring losses from operations since inception and continued cash outflows from operating activities, in FF’s audited consolidated financial statements for the years ended December 31, 2021 and 2020, FF concluded that this circumstance raised substantial doubt about FF’s ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in its report on the consolidated financial statements for the years ended December 31, 2021 and 2020, FF’s independent registered public accounting firm included an explanatory paragraph stating that FF’s recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about FF’s ability to continue as a going concern. FF’s consolidated financial statements for the years ended December 31, 2021 and 2020 do not include any adjustments that may result from the outcome of this uncertainty. However, after the closing of the Business Combination and the PIPE Financing on July 21, 2021, FF received gross proceeds aggregating $991.0 million which it used to pay $84.3 million in transaction costs and $139.6 million (in addition to equity) to settle certain liabilities.
As of June 30, 2022, the Company’s principal source of liquidity was cash totaling $120,585, which was held for working capital and general corporate purposes.
FF projects a use of cash of approximately $368 million for the period from July 1, 2022 through December 31, 2022 to launch the FF 91. In addition to the risk that the Company’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. FF is seeking to raise capital of $325 million from fundraising efforts currently underway to supplement its cash on hand, which may not be successful. FF is actively engaged in confidential discussions and negotiations with entities affiliated with FF Top and other potential investors with respect to purchasing incremental convertible senior secured notes on the same terms as FF Simplicity Ventures LLC (an affiliate of ATW Partners LLC) under the SPA described above. There can be no assurance that FF will be able to successfully obtain additional incremental convertible senior secured note purchasers under the SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. In particular, the Company is currently conducting due diligence on potential financing sources. This process has been time consuming and may result in the Company not being able to consummate any financing from these or other financing sources on a timely basis or at all. If we are unable to raise sufficient additional funds in the near term, we may be required to delay our launch plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.
FF’s cash needs after the launch of the FF 91 will depend on the extent to which FF’s actual costs vary from FF’s estimates and FF’s ability to control these costs and raise additional funds. Any challenges in supplier engagements, delays in ramping capacity or labor at the Hanford facility or for sales and service engagements, rising prices of materials, or ongoing global supply chain disruptions may further increase the need for additional capital to launch the FF 91 series. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.

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
There can be no assurance that FF will be successful in achieving its strategic plans, that FF’s capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that FF does not meet its strategic plans, FF will be required to reduce discretionary spending, alter or scale back vehicle development programs, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures. Any such events would have a material adverse effect on FF’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. Based on its recurring losses from operations since inception and continued cash outflows from operating activities, FF has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that FF’s unaudited condensed consolidated financial statements for the six months ended June 30, 2022 were issued.
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
Yueting Jia, FF’s founder and Chief Product and User Ecosystem Officer, is closely associated with the Company’s image and brand, and his public image may color public and market perceptions of FF. Negative information about Mr. Jia may adversely impact FF. Disassociating from Mr. Jia could also adversely impact FF.
Because of his position as the founder of the Company and his continuing role with the Company as Chief Product and User Ecosystem Officer, Yueting (“YT”) Jia is closely associated with the image and brand of FF. As a result, his activities, media coverage about his activities and those of his affiliates and public and market perception of him and his role within FF all contribute to public and market perception of FF, which in turn impacts, among other things, FF’s ability to conduct business, FF’s relationships with its management and employees, FF’s ability to raise financing and FF’s relationships with government and regulatory officials.
Mr. Jia’s activities have in the past resulted in him being subject to discipline by FF. He has also been the subject of regulatory and legal scrutiny for his conduct at FF and in connection with his other business ventures. The following events and activities, among others, and any future similar events and activities could generate negative perceptions about Mr. Jia and, by extension, FF:

•Mr. Jia was disciplined as part of the Special Committee investigation. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations–Recent Developments–Special Committee Investigation” for more information regarding the findings and remedial actions relating to the Special Committee investigation.

•Mr. Jia personally declared Chapter 11 bankruptcy in 2019; the U.S. bankruptcy court approved a restructuring plan in this proceeding in 2020.

•The Shenzhen Stock Exchange (“SSE”) determined in 2019 that Mr. Jia was unsuitable for a position as director, supervisor or executive officer of public listed companies in China. This action came as a result of the violation by Leshi Information Technology Co., Ltd. (“LeTV”), an SSE-listed public company founded and controlled by Mr. Jia, of several listing rules, including those related to related party transactions, discrepancies in LeTV’s forecast and financials, and the use of proceeds from a public offering.

•The China Securities Regulatory Commission notified Mr. Jia in 2021 of its decision to impose fines and a permanent ban from entry into the securities market as a result of misrepresentations in LeTV’s disclosure and financial statements, fraud in connection with a private placement, and other violations of securities laws and listing requirements.

•Mr. Jia is a named defendant in securities litigation before the Beijing Financial Court brought in 2021 relating to alleged misrepresentations made by LeTV in connection with the matters referred to above. This matter is pending,

•The Hong Kong Stock Exchange (“HKSE”) notified Mr. Jia in 2021 that he and another former executive director of Coolpad Group Limited (“Coolpad”), an HKSE-listed public company of which Mr. Jia was executive director and chairman, had breached their undertakings to the HKSE as a result of Coolpad’s failure to comply with listing rules relating to timely disclosure and the publishing of financial results. The HKSE determined that Mr. Jia should be removed from the board of Coolpad as his continued service would be prejudicial to the interests of investors.
Although FF is subject to risks from its ongoing association with Mr. Jia, if Mr. Jia ceased to be associated with FF, this also could adversely impact FF’s business, operations, brand, management and employee relations and customer relationships, as well as FF’s ability to develop business in China. Customers, employees and investors could conclude that because of Mr. Jia’s long relationship with and involvement in FF’s business, and the substantial contributions he has made to FF’s strategy, products and competitive positioning, a loss of Mr. Jia’s involvement would significantly harm FF’s business and prospects.

YT Jia is subject to restrictions in China that may continue if not all creditors participating in his personal bankruptcy restructuring plan request his removal from such restrictions. These restrictions may adversely impact the Company’s China strategy.
As a condition to receiving distributions from the trust established as part of YT Jia’s personal bankruptcy restructuring plan, Mr. Jia’s creditors are required to request his removal from a Chinese official list of dishonest judgment debtors and the lifting of any consumption or travel restrictions that are currently imposed on him. This process has not been completed and Mr. Jia remains subject to restrictions that prevent him from working for FF in China. Continuance of these restrictions would adversely impact FF because of our reliance on him to develop our business in China, which is a crucial part of our growth strategy.
The Company relies on FF Global, FF Top and individuals under FF Global’s and FF Top’s control for information relating to certain matters required to be disclosed in the Company’s SEC filings, and their failure to provide such information could adversely affect Company’s ability to comply with its disclosure obligations.
As a public company, the Company is subject to the rules and regulations of the SEC, including extensive disclosure requirements relating to corporate governance, executive compensation and financial reporting matters (among others). See “Risk Factors – Risks Related to Our Common Stock – FFIE has incurred and will continue to incur increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations” in the Form 10-K. Due to FF Global’s and FF Top’s relationship with the Company and with a number of the Company’s employees (including several of the Company’s executive officers), we rely on FF Global and FF Top to provide us with information that the Company is required to disclose in its SEC filings. FF Global and FF Top may be unwilling to provide all or any part of such required information for the Company’s SEC filings. For example, certain individuals with relationships with FF Global and FF Top failed to cooperate and withheld potentially relevant information in connection with the Special Committee investigation, including Jerry Wang, President of FF Global and FF Top and who previously served as an executive officer of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Committee Investigation” for more information. The failure of FF Global or FF Top to provide to the Company information required to be disclosed by the Company in its SEC filings could adversely affect the Company’s ability to comply with its disclosure obligations.
YT Jia and FF Global, over which Mr. Jia exercises influence, have the ability to influence the Company’s management, business and operations, and may use this ability in ways that are not aligned with the Company’s business or financial objectives or strategies or that are otherwise inconsistent with the Company’s interests. Such influence may increase if and to the extent the current members of the Board and management are removed and replaced with individuals who are aligned with Mr. Jia and/or FF Global.
YT Jia founded the Company in 2014, and was its Chief Executive Officer from 2017 until 2019. He chose and led the team creating the FF 91, and as our current Chief Product & User Ecosystem Officer, Mr. Jia continues to be an integral part of the innovation and development of our products.
FF Global Partners LLC (“FF Global”) is controlled by a board of six voting managers that includes Mr. Jia and certain business associates and a family member, which at times have included directors and senior executives of FF. Despite the participation of some members of our Board and executive management in the management of FF Global, FF Global is not under the control of our Board.

FF Global, in turn, has the ability to influence the Company’s management, business and operations by several means, including:

•Beneficial ownership of 35.9% of the voting power of the Company’s fully diluted common stock. This ownership position makes FF Global the largest holder of our common stock, and gives FF Global substantial influence over the composition of our Board (in addition to FF Global’s director nomination rights under the Shareholder Agreement described below), which it is able to use in order to influence, or attempt to influence, Board decision-making.

•Control of the Partnership Program. Acting through FF Global, in July 2019 certain current and former directors and executives of the Company established an arrangement which they refer to as the “Partnership Program.” The Partnership Program provides financial benefits to certain Company directors, management and employees. The Partnership Program is administered by FF Global and is not under the Company’s supervision, and as a consequence the Company cannot be sure that it has all information about the Partnership Program that would be necessary to evaluate or mitigate its impact on the FF’s ability to set and ensure the execution of the FF’s business objectives and strategies.

•Exercise of rights to appoint and remove directors pursuant to the Shareholder Agreement. Under the Shareholder Agreement, FF Global (through its subsidiary FF Top) has the right to appoint a number of directors to our Board that is proportional to its ownership interest in the Company. Currently, FF Global has the right to appoint four members of the Company’s nine-member Board. FF Global has attempted to exercise these rights in ways that FF believes are not permitted under the Shareholder Agreement, and has informed FF that it may initiate litigation over its differing interpretation of certain provisions in the Shareholder Agreement.

•Relationships with members of our Board. See the risk factor below captioned “Disputes over the Shareholder Agreement are costly and distracting.”
Our interests may not coincide with the interests of Mr. Jia or FF Global in all circumstances. For example, our Board may prioritize business or financial objectives or strategies that Mr. Jia or FF Global disagrees with or that Mr. Jia or FF Global considers not to be in their interest. In such a case, Mr. Jia or FF Global could use their influence over our management, business and operations to advance the interests of Mr. Jia or FF Global notwithstanding any adverse impact on the Company’s interests.
Disputes over the Shareholder Agreement are costly and distracting.
FF Global (through its subsidiary FF Top) has asserted a right to remove Brian Krolicki from the Board. On June 22, 2022, Matthias Aydt, a current member of the Board and executive officer of the Company and then a member of the management committee of FF Global, after a discussion with management of FF Global, relayed to Mr. Krolicki that FF Global would pay Mr. Krolicki up to $700,000, offset by the amount of any severance payments made by the Company, if Mr. Krolicki resigned from the Board. This offer was rejected by Mr. Krolicki. The Company is evaluating whether to take additional action in connection with this matter. The Company disagrees that FF Global has the right under the Shareholder Agreement to remove Mr. Krolicki at this time, but has agreed to hold a special stockholder meeting to consider Mr. Krolicki’s removal. On August 8, 2022, the Company filed a preliminary proxy statement with the SEC in connection with such special stockholder meeting.
The Company and FF Global disagree with respect to the interpretation of several provisions of the Shareholder Agreement that relate to Mr. Krolicki’s removal. For example, while FF Global (through FF Top) has stated that it believes the Board is required under the Shareholder Agreement to support the proposal to remove Mr. Krolicki, the Company disagrees and the Board intends not to make any recommendation with respect to such proposal. Disputes over the interpretation of the Shareholder Agreement could result in litigation. Whether or not they result in litigation, these disputes consume substantial amounts of Board and management time, make it difficult to the Board to operate in a constructive and collegial manner and are costly to FF.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

●	FF did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, FF lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, management did not establish formal reporting lines in pursuit of its objectives. Further, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions.

●	FF did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting, due to growth in the business.

●	FF did not design and maintain effective controls for communicating and sharing information between the legal, capital markets, and accounting and finance departments. Specifically, the accounting and finance departments were not consistently provided the complete and adequate support, documentation, and information including the nature of relationships with certain counterparties to record transactions within the financial statements timely, completely and accurately.

These material weaknesses contributed to the following additional material weaknesses:

●	FF did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions. Specifically, FF did not design and maintain controls to timely identify and account for embedded derivatives related to convertible notes, impute interest on related party notes payable with interest rates below market rates, account for failed sale leaseback transactions, and account for warrant instruments.

●	FF did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the period-end financial reporting process addressing areas including financial statement and footnote presentation and disclosures, account reconciliations and journal entries, including segregation of duties, assessing the reliability of reports and spreadsheets used in controls, and the timely identification and accounting for cut-off of expenditures.
These material weaknesses resulted in adjustments primarily related to expense cut-off and the associated accounts including operating expenses, accounts payable and accruals, property and equipment, convertible notes payable and interest expense and related financial disclosures, which were recorded as of and for the year ended December 31, 2019. These material weaknesses also resulted in adjustments primarily related to the extinguishment of a noncontrolling interest, accounts payable, vendor payables in trust and adjustments to the statement of cash flows which were recorded as of and for the year ended December 31, 2019 as well as disclosure errors related to the anti-dilutive shares excluded from the calculation of diluted net loss per share, deferred tax assets and related valuation allowance, accrued interest for certain notes payable, and the fair value of the Vendor Trust as of December 31, 2019. Refer to Note 3 to FF’s Consolidated Financial Statements for the year ended December 31, 2020, included in its Registration Statement on Form S-4 (File Number 333-255027), initially filed with the SEC on April 5, 2021 (as amended, the “Registration Statement”). Additionally, the material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements as disclosed in Note 2 to PSAC’s Consolidated Financial Statements for the year ended December 31, 2020 within PSAC’s Annual Report on Form 10-K/A, of the entity acquired as part of the July 21, 2021 merger agreement related to warrant liabilities and equity.

●	FF did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements, specifically, with respect to (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; and (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored. These IT deficiencies did not result in a material misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could result in material misstatements potentially impacting all financial statement accounts and disclosures.

In connection with the Special Committee investigation, and the completion of additional investigative and remedial work based on Special Committee findings, which were performed under the direction of the newly-appointed Executive Chairperson, reporting to the Audit Committee, additional material weaknesses were identified in FF’s internal control over financial reporting (as disclosed in Note 3 to FF’s consolidated financial statements for the years ended December 31, 2021 and 2020 included in the Form 10-K). Specifically, in addition to the material weaknesses described above relating to management not establishing formal reporting lines in pursuit of its objectives as well as maintaining effective controls for communicating and sharing information between the legal, capital markets, and accounting and finance departments, the following material weaknesses were identified:

●	FF did not maintain an effective control environment or demonstrate a commitment to maintain integrity and ethical values. Specifically, certain members of senior management failed to reinforce the need for an attitude of compliance and internal control awareness with certain of FF’s governance, accounting and finance policies and procedures. This resulted in the inaccurate and incomplete disclosures of certain relationships, arrangements, and transactions.
This material weakness contributed to the following additional material weakness:

●	FF did not design and maintain effective controls related to the identification and disclosure of certain arrangements and transactions with related parties.
The material weaknesses identified in connection with the Special Committee investigation resulted in the revision of our previously filed financial statements as of and for the period ended December 31, 2020 (as disclosed in Note 9 to FF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021) and for the periods ended March 31, 2021 (as disclosed in Note 1 to FF’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2022) and June 30, 2021 related to notes payable, related party notes payable, accrued interest, related party accrued interest, interest expense, and related party interest expense as disclosed in Note 1, Nature of Business and Organization and Basis of Presentation within the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Additionally, each of the material weaknesses described above could result in a material misstatement to substantially all of our accounts or disclosures.
Management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. During 2021 and the first half of 2022, FF made the following enhancements to our internal control over financial reporting:

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
We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation could potentially go beyond December 31, 2023. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in FF incurring significant costs, and will place significant demands on our financial and operational resources.
While FF believes these efforts will remediate the material weaknesses, FF may not be able to complete its evaluation, testing or any required remediation in a timely fashion, or at all. FF cannot assure you that the measures it has taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to its material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of FF’s internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If FF is unable to remediate its material weaknesses, FF’s ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect FF’s reputation and business and the market price of the Class A Common Stock. Any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of FF’s securities and harm to FF’s reputation and financial condition, or diversion of financial and management resources from the operation of FF’s business.
The price of our Class A Common Stock has been and may continue to be volatile, and you could lose all or part of your investment.
The trading price of our Class A Common Stock has been and may continue to be highly volatile and could be attributable, among others, to factors beyond our control, including limited trading volume. For example, our stock traded within a range of a high price of $17.00 and a low price of $1.65 per share for the period from July 22, 2021, our first day of trading on NASDAQ through August 1, 2022.
Any of the factors listed below could have a material adverse effect on the market price of our Class A Common Stock and as a result your investment in FF’s securities, and FF’s securities may trade at prices significantly below the price paid by you. In such circumstances, the trading price of FF’s securities may not recover and may experience a further decline. Factors affecting the trading price of FF’s securities may include:

●	actual or anticipated fluctuations in FF’s financial results or the financial results of companies perceived to be similar to it;

●	changes in the market’s expectations about FF’s operating results;

●	success of competitors;

●	FF’s operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	FF’s ability to attract and retain senior management or key operating personnel, and the addition or departure of key personnel;

●	changes in financial estimates and recommendations by securities analysts concerning FF or the transportation industry in general;

●	operating and share price performance of other companies that investors deem comparable to FF;

●	FF’s ability to market new and enhanced products and technologies on a timely basis;

●	changes in laws and regulations affecting FF’s business;

●	FF’s ability to meet compliance requirements;

●	commencement of, or involvement in, threatened or actual litigation and government investigations;

●	changes in FF’s capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of FF’s common stock available for public sale;

●	any change in FF’s Board of Directors or management;

●	actions taken by FF’s directors, executive officers or significant stockholders such as sales of FF’s common stock, or the perception that such actions could occur;

●	ongoing and potential litigation involving FF, including the SEC investigation;

●	the implementation of the Special Committee’s recommendations and the Company’s related remedial actions; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
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
The issuance of Class A Common Stock upon full conversion of the principal amount of all outstanding Notes would substantially dilute the ownership interest of existing stockholders.
As a result of the Notes Amendment, the number of shares of Class A Common Stock issuable upon conversion of the Notes will fluctuate significantly based on the market price of the Class A Common Stock. Based on the price of our Class A Common Stock as of August 9, 2022, or if such price further decreases at the time of conversion, our existing stockholders would experience substantial dilution upon the conversion of the Notes. If, for example, the holders elected to convert all of the outstanding Notes on August 9, 2022, based on the 7-trading day VWAP immediately preceding August 1, 2022 of $2.67 per share, the Notes would have been convertible into approximately 36,654,443 shares of Class A Common Stock in the aggregate. The conversion to shares shall not include any portion of any the Note that would cause the total converted share amount to be in excess of 4.99% of the fully diluted capitalization of the Company. The conversion price is subject to customary anti-dilution adjustments upon (among other triggering events) the occurrence of a change of control transaction and certain dilutive transactions, including subsequent equity issuances, share dividends and splits occurring following the issuance of the Notes. In no event may the aggregate number of shares issuable upon conversion of the Notes, together with the aggregate number of shares issuable upon exercise of existing warrants held by the Noteholders, exceed 19.9% of the total voting power outstanding prior to the Notes Amendment under the NASDAQ listing rules. As a result, the maximum number of shares of Class A Common Stock issuable upon full conversion of all the Notes is 64,843,875 shares of Class A Common Stock. As such, the conversion of the Notes would have a dilutive effect on the ownership interest of existing stockholders of the Company.
In addition, the shares of Class A Common Stock issuable upon full conversion and exercise of the New Notes and warrants issued and issuable under the Securities Purchase Agreement entered into by the Company on August 14, 2022 will result in significant additional dilution to the existing stockholders of the Company. See Note 15, Subsequent Events – New ATW Financing in FF’s unaudited condensed consolidated financial statements included above and the Company’s Form 8-K filed with the SEC on August 15, 2022 for additional information.
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
Regulators in the People’s Republic of China and in Hong Kong (together, “PRC”), including the Cyberspace Administration of China (the “CAC”), the Ministry of Industry and Information Technology, and the Ministry of Public Security, have been increasingly focused on regulation in data security and data protection. PRC regulatory requirements regarding cybersecurity are evolving. For instance, various regulatory bodies in China have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations.
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
In December 2021, the CAC and 12 other related authorities promulgated the Cybersecurity Review Measures, which became effective on February 15, 2022. The Cybersecurity Review Measures stipulates that:

●	the China Securities Regulatory Commission is included as one of the regulatory authorities for purposes of jointly establishing the state cybersecurity review working mechanism;

●
the purchase of network products and services by a “critical information infrastructure operator” and the data processing activities of a “network platform operator” that affect or may affect national security shall be subject to the cybersecurity review;

●	if a network platform operator who possesses personal information of more than one million users intends to go public in a foreign country, it must apply for a cybersecurity review with the CAC; and

●	the relevant PRC governmental authorities may initiate cybersecurity review if they determine certain network products, services, or data processing activities affect or may affect national security.
Furthermore, on November 14, 2021, the CAC published a discussion draft of Regulations on the Administration of Cyber Data Security for public comment, which provides that data processors conducting the following activities shall apply for cybersecurity review: (i) merger, reorganization or division of internet platform operators that have acquired a large number of data resources related to national security, economic development or public interests affects or may affect national security; (ii) listing abroad of data processors processing over one million users’ personal information; (iii) listing in Hong Kong which affects or may affect national security; or (iv) other data processing activities that affect or may affect national security. The draft also provides that operators of large internet platforms that set up headquarters, operation centers or R&D centers overseas shall report to the national cyberspace administration and competent authorities. In addition, the draft also requires that data processors processing important data or going public overseas shall conduct an annual data security self-assessment or entrust a data security service institution to do so, and submit the data security assessment report of the previous year to the local branch of the Cyberspace Administration of China before January 31 each year. As of the date hereof, the abovementioned drafts have not been formally adopted, and substantial uncertainties exist with respect to their enactment timetable, final content, interpretation and implementation. On July 7, 2022, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission, which will take effect on September 1, 2022. These measures require the data processor providing data overseas and falling under any of the following circumstances apply for the security assessment of cross-border data transmission by the national cybersecurity authority through its local counterpart: (i) the data processor provides important data overseas; (ii) critical information infrastructure operators and data processors processing personal information of more than one million individuals provide personal information overseas; (iii) data processors which have provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals overseas since January 1 of the previous year provides personal information overseas; and (iv) other situations required to declare security assessment of cross-border data transmission as stipulated by the national cybersecurity authority.
Our subsidiaries organized in the PRC (collectively, the “PRC Subsidiaries”) may become subject to enhanced cybersecurity review. Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. If our PRC Subsidiaries are deemed to be a critical information infrastructure operator or a network platform operator that is engaged in data processing that affect or may affect national security, they could be subject to PRC cybersecurity review. As of the date hereof, we have not received any notice from any PRC governmental authority identifying any of our PRC Subsidiaries as a “critical information infrastructure operator” or “network platform operator” that is engaged in data processing which affects or may affect national security as mentioned above, or requiring us to go through the cybersecurity review or initiating a cybersecurity review against us in such respects.
As advised by our PRC counsel, the abovementioned laws, regulations or the relevant drafts are relatively new and the PRC laws and regulations relating to cybersecurity, information security, data privacy and protection are evolving rapidly, there remains significant uncertainty in the enactment, interpretation and enforcement of such PRC laws, regulations or the relevant drafts, and our PRC Subsidiaries could become subject to enhanced cybersecurity review or non-compliance investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance investigations in accordance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions to our PRC Subsidiaries, which may have material adverse effects on our business, financial condition or results of operations. As of the date hereof, our PRC Subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC or related governmental regulatory authorities, and they have not received any inquiry, notice, warning, or sanction in such respect. However, as uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that our PRC Subsidiaries will comply with such regulations in all respects and they may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities.
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

Date: August 15, 2022

By:	/s/ Carsten Breitfeld
Name:	Carsten Breitfeld
Title:	Global Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Becky Roof
Name:	Becky Roof
Title:	Interim Chief Financial Officer
(Principal Accounting and Financial Officer)