Form 10-Q
period 2022-09-30
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2022-11-21
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
(424) 276-7616
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

The registrant had outstanding 386,256,244 shares of Class A common stock and 64,000,588 shares of Class B common stock as of November 17, 2022.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Pages
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
Part I Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	9
	Notes to the Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

Part II Other Information
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	56
Signatures		58

2

Part I - Financial Information
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Faraday Future Intelligent Electric Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021

Assets
Current assets
Cash	$31,766	$505,091
Restricted cash	2,162	25,386
Deposits	44,530	63,370
Other current assets	23,759	13,410
Total current assets	102,217	607,257
Property and equipment, net	411,657	293,135
Right of use assets	20,202	—
Other non-current assets	6,608	7,040
Total assets	$540,684	$907,432
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	65,239	37,773
Accrued payroll and benefits	31,124	21,752
Accrued expenses and other current liabilities	46,104	68,760
Related party accrued interest	12,760	11,231
Accrued interest	541	8,263
Operating lease liabilities, current portion	2,487	—
Finance lease liabilities, current portion	1,807	—
Related party notes payable	12,253	13,655
Notes payable, current portion	5,008	132,372
Total current liabilities	177,323	293,806
Operating lease liabilities, less current portion	18,640	—
Finance lease liabilities, less current portion	6,917	7,570
Other liabilities, less current portion	3,531	3,720
Notes payable, less current portion	46,950	34,682
Total liabilities	253,361	339,778
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 750,000,000 shares authorized; 345,794,368 and 168,693,323 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	31	17
Class B Common Stock, $0.0001 par value; 75,000,000 shares authorized; 64,000,588 and no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	6	—
Additional paid-in capital	3,603,368	3,482,226
Accumulated other comprehensive gain (loss)	6,603	(6,945)
Accumulated deficit	(3,322,685)	(2,907,644)
Total stockholders’ equity	287,323	567,654
Total liabilities and stockholders’ equity	$540,684	$907,432
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.
3

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating expenses
Research and development	$48,062	$79,757	$260,221	$94,506
Sales and marketing	3,888	6,832	16,272	11,099
General and administrative	28,655	36,725	89,173	64,148
Loss on disposal of property and equipment	—	62,342	1,407	62,987
Total operating expenses	80,605	185,656	367,073	232,740

Loss from operations	(80,605)	(185,656)	(367,073)	(232,740)
Change in fair value measurements	(6,966)	(22,747)	(622)	(60,394)
Interest expense	(663)	(296)	(5,537)	(26,550)
Related party interest expense	(996)	(1,597)	(2,931)	(15,765)
Other (expense) income, net	(6,457)	1,117	(14,307)	(718)
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net	(7,690)	(94,727)	(7,690)	(96,036)
Loss before income taxes	(103,377)	(303,906)	(398,160)	(432,203)
Income tax provision	—	—	(9)	(3)
Net loss	$(103,377)	$(303,906)	$(398,169)	$(432,206)

Per share information:
Net loss per Common Stock – Class A and Class B – basic and diluted	$(0.30)	$(1.06)	$(1.20)	$(2.12)
Weighted average Common shares outstanding – Class A and Class B – basic and diluted	346,575,508	287,951,929	330,878,677	203,686,758

Total comprehensive loss:
Net loss	$(103,377)	$(303,906)	$(398,169)	$(432,206)
Change in foreign currency translation adjustment	9,864	189	13,548	(487)
Total comprehensive loss	$(93,513)	$(303,717)	$(384,621)	$(432,693)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.
4

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(Unaudited)

	Commitment to Issue Class A Common Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	—	$32,900	238,543,475	$24	64,000,588	$6	$3,491,041	$(3,261)	$(3,219,308)	$268,502
Issuance of shares pursuant to the commitment to issue Class A and Class B Common Stock	—	—	20,264,715	—	—	—	—	—	—	—
Transfer of private warrants to unaffiliated parties	—	—	—	—	—	—	186	—	—	186
Amendment of ATW NPA Warrants (Note 12)	—	—	—	—	—	—	1,238	—	—	1,238
Issuance pursuant to commitment to issue registered shares	—	(32,900)	2,387,500	—	—	—	32,900	—	—	32,900
Conversion of notes payable into class A common stock	—	—	64,843,850	6	—	—	67,212	—	—	67,218
Stock-based compensation	—	—	—	—	—	—	3,319	—	—	3,319
Exercise of stock options	—	—	3,137,272	—	—	—	7,181	—	—	7,181
Repurchase of common stock	—	—	(96,759)	—	—	—	(767)	—	—	(767)
Receipt of class A common stock in consideration of exercises of options	—	—	(311,878)	—	—	—	(669)	—	—	(669)
Exercise of warrants	—	—	17,026,193	1	—	—	1,727	—	—	1,728
Foreign currency translation adjustment	—	—	—	—	—	—	—	9,864	—	9,864
Net loss	—	—	—	—	—	—	—	—	(103,377)	(103,377)
Balance as of September 30, 2022	—	$—	345,794,368	$31	64,000,588	$6	$3,603,368	$6,603	$(3,322,685)	$287,323
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

5

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(Unaudited)

	Commitment to Issue Class A Common Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	168,693,323	$17	—	$—	$3,482,226	$(6,945)	$(2,907,644)	$567,654
Reclassification of obligation to issue registered shares of Class A Common Stock upon adoption of ASU 2020-06	—	32,900	—	—	—	—	—	—	(20,265)	(20,265)
Transfer of private warrants to unaffiliated parties	—	—	—	—	—	—	186	—	—	186
Amended Exercise price of ATW NPA warrants (Note 12)	—	—	—	—	—	—	1,238	—	—	1,238
Reclassification of deferred gain upon adoption of ASC 842	—	—	—	—	—	—	—	—	3,393	3,393
Issuance of shares pursuant to the commitment to issue Class A and Class B Common Stock	—	—	89,152,131	7	64,000,588	6	(13)	—	—	—
Issuance pursuant to commitment to issue registered shares	—	(32,900)	2,387,500	—	—	—	32,900	—	—	32,900
Conversion of notes payable into class A common stock	—	—	64,843,850	6	—	—	67,212	—	—	67,218
Stock-based compensation	—	—	—	—	—	—	9,793	—	—	9,793
Exercise of stock options	—	—	4,100,008	—	—	—	9,535	—	—	9,535
Repurchase of common stock	—	—	(96,759)	—	—	—	(767)	—	—	(767)
Receipt of class A common stock in consideration of exercises of options	—	—	(311,878)	—	—	—	(669)	—	—	(669)
Exercise of warrants	—	—	17,026,193	1	—	—	1,727	—	—	1,728
Foreign currency translation adjustment	—	—	—	—	—	—	—	13,548	—	13,548
Net loss	—	—	—	—	—	—	—	—	(398,169)	(398,169)
Balance as of September 30, 2022	—	$—	345,794,368	$31	64,000,588	$6	$3,603,368	$6,603	$(3,322,685)	$287,323

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.
6

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares(1)	Amount	Shares(1)	Amount
Balance as of June 30, 2021, as recast	107,659,654	$10	64,000,588	$6	$1,973,314	$(6,650)	$(2,519,439)	$(552,759)
Conversion of related party notes payable into Class A Common Stock (see Note 9)	11,566,196	1	—	—	160,436	—	—	160,437
Conversion of notes payable into Class A Common Stock (see Note 10)	7,688,153	1	—	—	98,374	—	—	98,375
Issuance of Class A Common Stock in the Business Combination, net of transaction costs (see Note 3)	27,798,411	3	—	—	170,111	—	—	170,114
Conversion of assumed PSAC convertible and promissory notes payable into Class A Common Stock (see Note 9)	80,000	—	—	—	790	—	—	790
Conversion of liabilities into Class A Common Stock in the Business Combination (see Note 3)	20,666,825	2	—	—	285,335	—	—	285,337
Conversion of liabilities into the commitment to issue Class A Common Stock in the Business Combination (see Note 3)	—	—	—	—	52,338	—	—	52,338
Legacy FF Ordinary Stock exchanged in the Business Combination for a commitment to issue Class A and Class B Common Stock	(117,839,510)	(12)	(64,000,588)	(6)	18	—	—	—
Issuance of Class A Common Stock in the PIPE Financing, net of transaction costs (see Note 3)	76,140,000	8	—	—	692,397	—	—	692,405
Settlement of lawsuit with issuance of vested stock options (see Note 12)	—	—	—	—	8,459	—	—	8,459
Settlement of accrued rent with issuance of vested stock options	—	—	—	—	951	—	—	951
Vesting of restricted stock award for employee bonus	—	—	—	—	14,620	—	—	14,620
Stock-based compensation	—	—	—	—	5,053	—	—	5,053
Exercise of stock options	1,078,495	—	—	—	2,740	—	—	2,740
Settlement of receivables through receipt of Class A Common Stock	(43,096)	—	—	—	(105)	—	—	(105)
Issuance of warrants	—	—	—	—	10,483	—	—	10,483
Foreign currency translation adjustment	—	—	—	—	—	189	—	189
Net loss	—	—	—	—	—	—	(303,906)	(303,906)
Balance as of September 30, 2021	134,795,128	$13	—	$—	$3,475,314	$(6,461)	$(2,823,345)	$645,521
(1) The shares of the Company’s common stock prior to the Business Combination (as defined in Note 1) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination as described in Note 3.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.
7

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares(1)	Amount	Shares(1)	Amount
Balance as of December 31, 2020, as recast	93,099,596	$9	64,000,588	$6	$1,817,760	$(5,974)	$(2,391,139)	$(579,338)
Conversion of The9 Conditional Obligation	423,053	—	—	—	2,863	—	—	2,863
Conversion of related party notes payable into Class A Common Stock (see Note 9)	22,454,776	2	—	—	294,794	—	—	294,796
Conversion of notes payable into Class A Common Stock (see Note 10)	7,688,153	1	—	—	98,374	—	—	98,375
Issuance of Class A Common Stock in the Business Combination, net of transaction costs (see Note 3)	27,798,411	3	—	—	170,111	—	—	170,114
Conversion of assumed PSAC convertible and promissory notes payable into Class A Common Stock (see Note 9)	80,000	—	—	—	790	—	—	790
Conversion of liabilities into Class A Common Stock in the Business Combination (see Note 3)	20,666,825	2	—	—	285,335	—	—	285,337
Conversion of liabilities into the commitment to issue Class A Common Stock in the Business Combination (see Note 3)	—	—	—	—	52,338	—	—	52,338
Legacy FF Ordinary Stock exchanged in the Business Combination for a commitment to issue Class A and Class B Common Stock	(117,839,510)	(12)	(64,000,588)	(6)	18	—	—	—
Issuance of Class A Common Stock in the PIPE Financing, net of transaction costs (see Note 3)	76,140,000	8	—	—	692,397	—	—	692,405
Settlement of lawsuit with issuance of vested stock options (see Note 12)	—	—	—	—	8,459	—	—	8,459
Settlement of accrued rent with issuance of vested stock options	—	—	—	—	951	—	—	951
Vesting of restricted stock award for employee bonus	—	—	—	—	14,620	—	—	14,620
Stock-based compensation	—	—	—	—	8,521	—	—	8,521
Exercise of stock options	4,326,920	—	—	—	10,492	—	—	10,492
Settlement of receivables through receipt of Class A Common Stock	(43,096)	—	—	—	(105)	—	—	(105)
Issuance of warrants	—	—	—	—	17,596	—	—	17,596
Foreign currency translation adjustment	—	—	—	—	—	(487)	—	(487)
Net loss	—	—	—	—	—	—	(432,206)	(432,206)
Balance as of September 30, 2021	134,795,128	$13	—	$—	$3,475,314	$(6,461)	$(2,823,345)	$645,521
(1) The shares of the Company’s common stock prior to the Business Combination (as defined in Note 1) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination as described in Note 3.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.
8

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(398,169)	$(432,206)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	15,323	4,268
Stock-based compensation	9,793	8,521
Vesting of restricted stock awards for employee bonus	—	14,620
Loss on disposal of property and equipment	1,407	62,987
Change in fair value measurement of related party notes payable and notes payable	622	60,394
Loss (gain) on foreign exchange	2,484	(1,823)
Loss on write-off of vendor deposits, net and (gain) on write-off of accounts payable	2,992	(4,191)
Non-cash interest expense	8,468	36,478
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net	7,690	96,036
Gain on forgiveness of vendor payables in trust	—	(1,731)
Reserve for unrecoverable value added taxes	—	6,404
Other	324	—
Changes in operating assets and liabilities:
Deposits	13,364	(35,796)
Other current and non-current assets	(16,011)	(18,446)
Accounts payable	27,467	(40,434)
Accrued payroll and benefits	9,372	(6,889)
Accrued expenses and other current liabilities	(24,628)	12,763
Operating lease liabilities	(2,886)	—
Accrued interest expense	(12,721)	—
Transfers between vendor payables in trust and accounts payable	—	1,167
Net cash used in operating activities	$(355,109)	$(237,878)
Cash flows from investing activities
Payments for property and equipment	$(112,099)	$(37,264)
Net cash used in investing activities	$(112,099)	$(37,264)
Cash flows from financing activities
Proceeds from issuance of Class A Common Stock in the Business Combination	$—	$229,583
Proceeds from issuance of Class A Common Stock pursuant to the PIPE Financing	—	761,400
Transaction costs paid in connection with the Business Combination	—	(23,148)
Transaction costs paid in connection with the PIPE Financing	—	(61,130)
Proceeds from related party notes payable	—	200
Proceeds from notes payable, net of original issuance discount	40,050	172,031
Proceeds from exercise of warrants	1,728	—
Payments of notes payable	(87,258)	—
Payments of related party notes payable	—	(38,217)
Payments of notes payable, including liquidation premium	—	(48,210)
Payments of notes payable issuance costs	(2,813)	(3,355)
Payments of vendor payables in trust	—	(27,722)
Payments of finance lease obligations	(1,410)	(2,691)
Repurchase of common stock	(767)	—
Transfers between vendor payables in trust and accounts payable	—	(1,167)
Proceeds from exercise of stock options	9,535	10,492
Payments of stock issuance costs	—	(1,071)
Net cash (used in) provided by financing activities	(40,935)	966,995
Effect of exchange rate changes on cash and restricted cash	11,594	(2,536)
Net (decrease) increase in cash and restricted cash	(496,549)	689,317
Cash and restricted cash, beginning of period	530,477	1,827
Cash and restricted cash, end of period	33,928	691,144
9

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
The following table provides a reconciliation of cash and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash	$505,091	$1,124
Restricted cash	25,386	703
Total cash and restricted cash, beginning of period	$530,477	$1,827

Cash	$31,766	$666,061
Restricted cash	2,162	25,083
Total cash and restricted cash, end of period	$33,928	$691,144

Supplemental disclosure of noncash investing and financing activities
Conversion of related party notes payable and related party accrued interest into Class A Common Stock	—	294,796
Conversion of notes payable and accrued interest into Class A Common Stock	—	98,375
Conversion of assumed convertible and promissory notes payable into Class A Common Stock and Private Warrants	—	1,080
Recognition of operating right of use assets and lease liabilities upon adoption of ASC 842 and for new leases entered into in 2022	11,906	—
Additions of property and equipment included in accounts payable and accrued expenses	12,056	—
Issuance of Warrants	—	17,596
Issuance pursuant to commitment to issue registered shares	32,900	—
Receipt of class A common stock in consideration of exercises of options	669	—
Transfer of private warrants to unaffiliated parties	186	—
Conversion of convertible note to equity	67,218	—
Acquisitions of property and equipment included in accounts payable	—	270
Conversion of The9 Conditional Obligation to equity	—	2,863
Settlement of vendor payables in trust for a commitment to issue Class A Common Stock	—	96,186
Settlement of accounts payable for a commitment to issue Class A Common Stock	—	2,879

Supplemental disclosure of noncash investing and financing activities related to the Business Combination
Exchange of Legacy FF redeemable preference stock for a commitment to issue Class A Common Stock	$—	$859,182
Exchange of Legacy FF convertible preferred stock for a commitment to issue Class B Common Stock	—	697,611
Settlement of notes payable and accrued interest for a commitment to issue Class A Common Stock	—	68,541
Settlement of related party notes payable and related party accrued interest for a commitment to issue Class A Common Stock	—	69,218
Settlement of vendor payables in trust for a commitment to issue Class A Common Stock	—	96,186
Settlement of accounts payable for a commitment to issue Class A Common Stock	—	2,879
Reclassification of deferred transaction costs paid in prior periods against the proceeds received in the Business Combination	—	7,865

Supplemental disclosure of cash flow information
Cash paid for interest	$12,721	$5,837
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.
10

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
1.    Nature of Business and Organization and Basis of Presentation
Nature of Business and Organization
Faraday Future Intelligent Electric Inc. (“Company” or “FF”), a holding company incorporated in the State of Delaware on February 11, 2020, conducts its operations through the subsidiaries of FF Intelligent Mobility Global Holdings Ltd. (“Legacy FF”), founded in 2014 and headquartered in Los Angeles, California.
On July 21, 2021 (“Closing”), the Company consummated a business combination pursuant to an Agreement and Plan of Merger dated January 27, 2021, by and among Property Solutions Acquisition Corp (“PSAC”). and Legacy FF (the “Business Combination”), pursuant to which the Company received gross proceeds of $229,583 from the PSAC trust account. Upon the consummation of the Business Combination, PSAC changed its name from “Property Solutions Acquisition Corp.” to “Faraday Future Intelligent Electric Inc.” Concurrently with the Closing of the Business Combination, the Company entered into separate agreements with a number of investors (“PIPE Investors”) pursuant to which, on the Closing, the PIPE Investors purchased, and the Company issued, an aggregate of 76,140,000 shares of Class A Common Stock, for a purchase price of $10 per share with an aggregate purchase price of $761,400 (“PIPE Financing”). Shares sold and issued in the PIPE Financing included registration rights.
The Company operates in a single operating segment and designs and engineers next-generation, intelligent, electric vehicles. The Company expects to manufacture vehicles at its ieFactory California production facility in Hanford, California and has additional engineering, sales, and operations capabilities in China. The Company has created innovations in technology, products, and a user-centered business model that are being incorporated into its planned electric vehicle platform.
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
These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual audited financial statements prepared in accordance with GAAP and should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2021, included in the Company’s Form 10-K filed with Securities and Exchange Commission (“SEC”) on May 13, 2022 (“Form 10-K”). Accordingly, the Condensed Consolidated Balance Sheet as of December 31, 2021, has been derived from the Company’s annual audited Consolidated Financial Statements but does not contain all of the footnote disclosures from the annual financial statements.
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
Reclassification
The Company reclassified certain amounts in the unaudited Condensed Consolidated Financial Statements to conform to the current period's presentation.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis,
11

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
management evaluates its estimates, including those related to the: (i) realization of tax assets and estimates of tax liabilities; (ii) valuation of equity securities; (iii) recognition and disclosure of contingent liabilities, including litigation reserves; (iv) fair value of related party notes payable, notes payable and warrants liabilities; (v) estimated useful lives and impairment of long-lived assets; (vi) fair value of options granted to employees and non-employees; (vii) fair value of warrants, and (viii) incremental borrowing rate used to measure operating lease liabilities. Such estimates often require the selection of appropriate valuation methodologies and financial models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates.
As of the date the Company’s unaudited Condensed Consolidated Financial Statements were issued, the Company is not aware of any specific event or circumstance that would require it to update its estimates or judgments or to revise the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s unaudited Condensed Consolidated Financial Statements in future periods. While the Company considered the effects of COVID-19 on its estimates and assumptions, due to the level of uncertainty regarding the economic and operational impacts of COVID-19 on the Company’s business, there may be other judgments and assumptions that the Company has not considered. Such judgments and assumptions could result in a material impact on the Company’s financial statements in future periods. Actual results could differ from these estimates and any such differences may have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.
Income Tax
The Company recorded an income tax provision of $0 and $9 for the three and nine months ended September 30, 2022, and $0 and $3 for the three and nine months ended September 30, 2021, respectively, on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The difference in the Company’s effective tax rate from the federal statutory rate of 21% is due to the ratio of domestic and international loss before taxes. The Company records a full valuation allowance to reflect limited benefits for income taxes in jurisdictions that historically reported losses and a provision for income taxes in jurisdictions that are profitable. The income tax provision for each period was the combined calculated tax expenses/benefits for various jurisdictions.
The Company is subject to taxation and files income tax returns with the U.S. federal government, California and China. The Company’s income tax returns are open to examination by the relevant tax authorities until the expiration of the applicable statute of limitations, which is generally three years after the filing of the tax return. As of September 30, 2022, the Company is not under any tax audits on its income tax returns. All of the Company’s prior year tax returns, from 2016 through 2021, are open under Chinese tax law.
The Company did not accrue any interest or penalties related to the Company's unrecognized tax benefits as of September 30, 2022, as the uncertain tax benefits only reduced the net operating losses. The Company does not expect the uncertain tax benefits to have material impact on its unaudited Condensed Consolidated Financial Statements within the next twelve months.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”), which outlines a comprehensive lease accounting model that supersedes the previous lease guidance. The guidance requires lessees to recognize lease liabilities and corresponding right-of-use (“ROU”) assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard on January 1, 2022 using the modified retrospective basis and recorded operating lease ROU assets of $11,191 and operating lease liabilities of $11,191 on that date. As part of this adoption, the Company reclassified the deferred gain related to a previous sale and leaseback of $3,393 to accumulated deficit. The Company elected to apply the package of practical expedients permitted under the transition guidance within ASC 842 which does not require reassessment of initial direct costs, reassessment of the classification of leases as operating or financing, or reassessment of the definition of a lease (see Note 10, Leases). Finance lease liabilities and related property and equipment assets did not change as a result of the adoption of this standard.
12

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in ASC 470- 20, Debt — Debt with Conversion and Other Options, for convertible instruments. ASU 2020-06 updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. Further, ASU 2020-06 made amendments to the earnings per share guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for the diluted EPS calculation, and no longer allowing the net share settlement method. ASU 2020-06 also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. Adoption of ASU 2020-06 can either be on a modified retrospective or full retrospective basis. The Company adopted the standard on January 1, 2022 on a modified retrospective basis and reclassified the Obligation to issue registered shares of Class A Common Stock of $12,635 from Accrued expenses and other current liabilities and reclassified $20,265 from Accumulated deficit to Commitment to issue Class A Common Stock on the unaudited Condensed Consolidated Balance Sheets.
In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 made amendments to the earnings per share guidance in Topic 260 for an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options. Further, ASU 2021-04 made amendments to the Debt — Modifications and Extinguishments guidance in Topic 470-50. ASU 2021-04 also added references to revised guidance within Topic 505 and 718. Additionally, ASU 2021-04 made additions to Topic 815-40 related to the issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. Adoption of the amendments should be applied prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company adopted ASU 2021-04 as of January 1, 2022, which had an immaterial effect on the unaudited Condensed Consolidated Financial Statements.
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
The timing of first deliveries of FF 91 vehicles is uncertain and is not expected to occur in 2022 and remains subject to various conditions, many of which are outside of FF’s control, including the timing, size, and availability of additional financing as well as the implementation and effectiveness of FF’s headcount reductions and other expense reduction and payment delay measures. It is also subject to suppliers meeting their commitments on program deliverables including parts, and timely and successful certification testing. FF is seeking to raise additional capital from various fundraising efforts currently underway to supplement its cash on hand of $31,766 as of September 30, 2022. The Company has taken steps to preserve its cash position, including reducing spending, extending payment cycles and other similar measures.
As part of its funding efforts, on November 11, 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. (“Yorkville”), an affiliate of Yorkville Advisors Global, LP, which provides the Company the sole right, but not the obligation, to direct Yorkville from time to time to purchase up to $200,000 (“Commitment Amount”) of the Company’s shares of Class A Common Stock during the commitment period ending November 11, 2025, at a 3% discount of the VWAP (as defined below) of the shares during the three preceding days of each issuance. The Company has the option to increase the Commitment Amount to up to $350,000 during the commitment period. The Company agreed to issue 789,016 shares of Class A Common Stock in satisfaction of the commitment fee agreed upon in the SEPA. As of the date the unaudited
13

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Condensed Consolidated Financial Statement were issued, the Company did not direct Yorkville to buy any shares of Class A Common Stock. The Company shall use commercially reasonable efforts to prepare and file with the SEC a registration statement for the resale by Yorkville of the shares of Class A Common Stock to be issued under the SEPA (including the 789,016 commitment shares). The Company shall not have the ability to draw funds until the effectiveness of such registration statement and the satisfaction of certain other conditions.
Any purchase would be subject to certain limitations, including that Yorkville shall not purchase any shares that would result in it and its affiliates beneficially owning more than 9.99% of the then outstanding voting power or number of shares of Class A Common Stock or any shares that would exceed 19.99% of all shares of Class A Common Stock and Class B common stock of the Company outstanding on the date of the SEPA, unless Company shareholder approval was obtained allowing for issuances in excess of such amount (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including where the average price of all shares of Class A Common Stock equals or exceeds $0.62 per share.
Further, and as more fully described in Note 9, Notes Payable, the Company has unfunded commitments from Purchasers, in the amount of $40,000 in connection with the SPA, as such terms are defined in Note 9, Notes Payable, $20,000 of which is expected to be funded by the end of 2022, subject to the satisfaction of certain conditions, and the remaining $20,000 of which is expected to be received following the launch of the FF 91 and completion of certain other conditions. The Company also has the right to force the conversion of the warrants underlying the Warrant Reserve, as such term is defined in Note 12, Stockholders' Equity, for a total exercise price of $20,000 in cash, upon the completion of certain milestones and conditions.
Despite the access to liquidity resulting from the SEPA when, and if, it shall become effective, the Warrant Reserve and the unfunded commitments from the SPA, the Company projects that it may require additional funds during the remainder of 2022 and will require additional funds beyond 2022 in order to continue operations and support the ramp-up of production of the FF 91 to generate revenues to put the Company on a path to cash flow break-even. Incremental capital needs beyond 2022 to fund development of the Company’s remaining product portfolio will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs.
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,322,685 as of September 30, 2022. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $990,983 which it used to settle certain liabilities and the remainder of which management has used to finance the ongoing operations of the business.
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
14

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives.
As of September 30, 2022, the Company was in default on a related party note payable with a principal amount of $8,451. In January 2022, the Company defaulted on the Optional Notes (see Note 9, Notes Payable). The holders of the Optional Notes have waived the default.
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
Commitment to Issue Class A and Class B Common Stock
As part of the closing of the Business Combination, former stockholders and noteholders of Legacy FF are required to submit a signed Company share letter of transmittal or converting debt letter of transmittal along with a lockup agreement to the Company’s transfer agent in order for shares of the Company to be issued in their name in exchange for their shares in, notes from, vendor trust or other supplier agreements with, Legacy FF. Until the holder of the right to receive shares of the Company’s Class A Common Stock is issued shares, that holder does not have any of the rights of a stockholder. During the three and nine month ended September 30, 2022, the Company issued 20,264,715 and 89,152,131 shares of Class A Common Stock, respectively, and 64,000,588 shares of Class B Common Stock in full satisfaction of its commitment to issue Class A and Class B Common Stock..
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
15

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
4.    Deposits and Other Current Assets
Deposits and other current assets consist of the following:

Deposits:	September 30, 2022	December 31, 2021
Deposits for research and development, prototype and production parts, and other	$39,142	$54,990
Deposits for “Future Work”	5,388	8,380
Total deposits	$44,530	$63,370

Other current assets:
Prepaid expenses	$19,300	$11,119
Other current assets	4,459	2,291
Total other current assets	$23,759	$13,410
During the three and nine months ended September 30, 2022, the Company made deposits for research and development (“R&D”), prototype and production parts with its vendors, which support the Company’s ongoing R&D efforts and operations. The Company expenses deposits as the services are provided and prototype parts are received.
Amortization expense related to the Palantir hosting arrangement and other prepaid software subscriptions totaled $3,204 and $1,466 for the three months ended September 30, 2022 and 2021, and $8,866 and $1,739 for the nine months ended September 30, 2022 and 2021, respectively.
During the three months ended September 30, 2022, the Company entered into an insurance policy for its directors and officers (“D&O Policy”), which required it to make a prepayment in the amount of $21,732, of which $4,265 was amortized to General and administrative expenses in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for three and nine months ended September 30, 2022.
5.    Property and Equipment, Net
Property and equipment, net, consists of the following:

	September 30, 2022	December 31, 2021
Buildings	$14,180	$14,180
Computer hardware	3,112	3,051
Tooling, machinery, and equipment	8,916	8,868
Vehicles	337	337
Computer software	4,027	1,032
Leasehold improvements	383	297
Construction in process	391,880	275,048
Less: Accumulated depreciation	(11,178)	(9,678)
Total property and equipment, net	$411,657	$293,135
Depreciation expense related to property and equipment totaled $799 and $659 for the three months ended September 30, 2022 and 2021, respectively, and $2,271 and $2,529 for the nine months ended September 30, 2022 and 2021, respectively.
16

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
6.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Accrued legal contingencies	$14,606	$16,881
Engineering, design and testing services received not invoiced	7,637	6,620
Deposits from customers	3,708	4,354
Accrued legal contingencies due to affiliates	6,551	6,673
Obligation to issue registered shares of Class A Common Stock (1)	—	12,635
Bridge Warrants (2)	4,686	—
Other current liabilities	8,916	21,597
Total accrued expenses and other current liabilities	$46,104	$68,760
(1) The obligation to issue registered shares of Class A Common Stock was reclassified to Commitment to issue Class A Common Stock upon the adoption of ASU 2020-06 on January 1, 2022, and subsequently to Additional paid-in capital (“APIC”) upon the issuance of Class A Common Stock on July 21, 2022 (see Note 7, Fair Value of Financial Instruments).
(2) Issuance of Liability-classified Warrants
On various funding dates and as part of the SPA (as defined and further discussed in Note 9, Notes Payable), the Company issued 6,043,623 warrants (“Bridge Warrants”) to purchase the Company’s Class A Common Stock at a rate of 1:1, with an exercise price of $5 per share, subject to customary anti-dilution protection and other adjustments, and are exercisable for seven years on a cash or cashless basis. The Company may repurchase the Warrants for $0.01 per Warrant share if and to the extent the volume weighted average prices of the Company’s Class A Common Stock during 20 of out 30 trading days prior to the repurchase is greater than $15 per share, subject to certain additional conditions.
The Company determined that the Bridge Warrants represent a liability that should be measured at fair value at each issuance date and reporting period, with changes recorded in Changes in fair value measurements in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, as the Bridge Warrants contained provisions that allow the holders to redeem them in cash at any time upon the occurrence of a Fundamental Transaction, as defined in the warrants agreements, among other events, as a sale or transfer of the majority of its assets, merger with or acquisition by a third party. Accordingly, the Company recorded the Bridge Warrants in Accrued expense and other current liabilities in the Company’s unaudited Condensed Consolidated Balance Sheet upon their issuance based on the relative fair values of the Bridge Notes and Bridge Warrants with portions of the proceeds, net of original issue discount and allocated transaction costs, so allocated to the warrants in the amount of $6,971.
On September 30, 2022, the Company determined the value of the warrants to be $4,686 and recorded the difference as gain in the amount of $2,285 in the Changes in fair value measurements in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022.
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
17

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
Notes Payable
The Company has elected to measure certain notes payable at fair value. Specifically, the Optional Notes and the June 2021 Notes (as defined below), issued pursuant to the Note Purchase Agreement (“NPA”), and the Bridge Notes (as defined below), issued pursuant to the SPA (as defined below), as amended as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 9, Notes Payable). The Company used a binomial lattice model to value the notes payable which is widely used for valuing convertible notes. The significant assumptions used in the binomial lattice model include the risk-free rate, annual dividend yield, expected life, and volatility of the Company's stock.
The fair value adjustments related to notes payables were recorded in Change in Fair Value Measurements on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
On January 1, 2022, upon the adoption of ASU 2020-06, the requirement to consider whether settlement is required to be in registered shares is no longer required to be considered in an entity’s evaluation of net cash settlement, however ASC 480-10-S99-3a was not amended in a similar fashion and therefore the Company, as part of the adjustments due to the adoption of ASU 2020-06, reclassified the Obligation to issue registered shares of Class A Common Stock from liabilities to the Commitment to issue Class A Common Stock within temporary equity.
18

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
On July 21, 2022, the Company amended its agreement with the service provider and delivered 2,387,500 unregistered shares of Class A Common Stock in satisfaction of its obligation. Upon its settlement, the carrying amount of the commitment equaled its initial carrying amount, therefore the Company classified the entire commitment to issue Class A Common Stock to APIC in the amount of $32,900.
Transfer of Private Warrants to Unaffiliated Third Parties
On August 9, 2022, PSAC Sponsor transferred 398,420 Private Warrants to unaffiliated third-party purchasers on the open market. Upon such transfer, the transferred warrants became subject to identical terms to the Public Warrants underlying the units offered in the initial public offering of PSAC. Therefore, upon their transfer the Company classified the warrants to APIC at their fair value of $186.
Issuance of Liability-classified Warrants
The Company used a Monte Carlo simulation model to measure the fair value of the warrants, where the significant assumptions used the volatility rate, the forecasted term of the Bridge Warrants and the projected stock price of the Company’s Class A Common Stock over such term.
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$—	$—	$46,950
Private Warrants	—	—	130
Bridge Warrants	—	—	4,686

	December 31, 2021
	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$—	$—	$161,282
Private Warrants	—	—	642
Obligation to issue registered shares of Class A Common Stock	—	—	12,635
The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, and accounts payable approximate fair value because of their short-term nature or contractually defined value.
19

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table summarizes the activity of Level 3 fair value measurements:

	Bridge Warrants	Notes Payable at Fair Value	Private Warrants	Obligation to Issue Registered Shares
Balance as of December 31, 2021	$—	$161,282	$642	$12,635
Additions	6,971	44,500	—	—
Changes in fair value measurements	(2,285)	(4,549)	(326)	—
Payments of notes payable, including Payment Premium	—	(87,065)	—	—
Conversions of notes to common stock	—	(67,218)	—	—
Reclassification of Private Warrants to Public Warrants	—	—	(186)	—
Reclassification of obligation to issue registered shares upon adoption of ASC 2020-06		—	—	(12,635)
Balance as of September 30, 2022	$4,686	$46,950	$130	$—
8.    Related Party Notes Payable
The Company has been significantly funded by notes payable from related parties. These related parties include employees as well as affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer.
Related party notes payable consists of the following as of September 30, 2022:

Note Name	Contractual Maturity Date	Contractual Interest Rates	Balance as of September 30, 2022	Interest Expense for the Three Months Ended September 30, 2022	Interest Expense for the Nine Months Ended September 30, 2022
Related party notes – China(1)	Due on Demand	18%	$8,451	$996	$2,931
Related party notes – China various other	Due on Demand	—%	3,802	—	—
			$12,253	$996	$2,931
(1)As of September 30, 2022, the Company was in default on a related party note with a principal value of $8,451.
The estimated fair value of the related party notes payable, which are not carried at fair value, using inputs from Level 3 under the fair value hierarchy, was $12,726 and $13,337 as of September 30, 2022 and December 31, 2021, respectively.

Related party notes payable consists of the following as of December 31, 2021:

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Net Carrying Value at 12/31/21
Related party notes - China	Due on Demand	18%	$9,411	$9,411
Related party notes - China various other	Due on Demand	0%	4,244	4,244
Total related party notes payable			$13,655	$13,655
20

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
9.    Notes Payable
The Company has entered into notes payable agreements with third parties, which consists of the following as of September 30, 2022:

	September 30, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Three Months Ended September 30, 2022	Interest Expense for the Nine Months Ended September 30, 2022
June 2021 Notes (3)	October 31, 2026	0%	$4,012	$612	$(955)	$3,669	$—	$—
Optional Notes (3)	October 31, 2026	15%	2,687	737	(912)	2,512	28	2,572
Bridge Notes (4)	August 14, 2026	10%	44,500	7,690	(11,421)	40,769	418	418
Notes payable – China various other	Due on Demand	0%	4,902	—	—	4,902	—	—
Auto loans	October 26, 2026	7%	106	—	—	106	—	—
			$56,207	$9,039	$(13,288)	$51,958	$446	$2,990
The Company settled certain notes payable during the nine months ended September 30, 2022 as follows:

	Nine months ended September 30, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Net carrying value at 12/31/2021	Fair Value Measurement Adjustments	Payment Premium	Cash Payment	Conversion into Class A Common Stock
March 1, 2021 Notes (1)	March 1, 2022	14%	$56,695	$(1,695)	$—	$(55,000)	$—
August 26, 2021 Notes (1)	March 1, 2022	14%	30,924	(924)	2,065	(32,065)	—
June 2021 Notes (3)	October 31, 2026	0%	35,071	917	—	—	(35,988)
Optional Notes (3)	October 31, 2026	15%	31,934	(704)	—	—	(31,230)
PPP Loan (2)	April 17, 2022	1%	193	—	—	(193)	—
			$154,817	$(2,406)	$2,065	$(87,258)	$(67,218)
(1) On March 1, 2021, the Company amended the NPA to permit the issuance of additional notes payable with principal amounts up to $85,000. On the same day, the Company entered into notes payable agreements with Ares for an aggregate principal of $55,000. The notes payable were collateralized by a first lien on virtually all tangible and intangible assets of the Company, bore interest at 14% per annum and matured on March 1, 2022. On February 25, 2022, the Company repaid the $55,000 principal amount of the March 1, 2021 Notes with accrued interest of $7,721.
On August 26, 2021, the Company exercised its option under the March 1, 2021 notes payable agreement with Ares to draw an additional principal amount of $30,000 which matured on March 1, 2022. As the August 26, 2021 Notes mature in less than one year, according to the terms of the amended NPA, the Company expected to repay them with payment premium of 14% (“Payment Premium”). On February 25, 2022, the Company repaid the $30,000 principal amount of the August 26, 2021 Notes, with accrued interest of $2,135 and Payment Premium of $2,065.
The settlement of the March 1, 2021 Notes and August 26, 2021 Notes are summarized below:

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
March 1, 2021 Notes
Outstanding principal	$—	$55,000
Accrued interest	—	6,455
Interest expense for the nine months ended September 30, 2022	1,266	—
Principal payments	55,000	—
Interest payments	7,721	—

	September 30, 2022	December 31, 2021
August 26, 2021 Notes
Outstanding principal	$—	$30,000
Accrued interest	—	1,473
Interest expense for the nine months ended September 30, 2022	662	—
Principal payments	30,000	—
Interest payments	2,135	—
Payment Premium payments	2,065	—
(2) In April 2022, the Company paid the remaining principal and accrued interest in an aggregate amount of $193.
(3) On July 26, 2022, the Company entered into an agreement (the “ATW July Amendment”) with entities affiliated with ATW Partners LLC (collectively, the “Investors”), to extend the maturity date, adjust the conversion price and otherwise amend the terms (as described further below) of the Optional Notes and the June 2021 Notes (together, “ATW NPA Notes”).
Pursuant to the ATW July Amendment:

(a) the maturity date of each of the ATW NPA Notes was extended to October 31, 2026. This extension does not, however, defer the accrual of interest to the new maturity date. Interest shall accrue on the Notes at 10% per annum following February 10, 2023;

(b) the conversion price of each of the ATW NPA Notes was adjusted to equal the lesser of (x) $10, (y) 95% of the per share daily volume weighted average prices (“VWAP”) of the Company’s Class A Common Stock during the 30 trading days immediately prior to the applicable conversion date and (z) the lowest effective price per share of Class A Common Stock (or equivalents) issued or issuable by the Company in any financing of debt or equity after July 26, 2022, subject to possible adjustment as set forth therein (the “Set Price”). However, from July 26, 2022 to December 30, 2022, the conversion price of each of the ATW NPA Notes is equal to the lesser of (i) the Set Price, and (ii) 92% of the lowest of the VWAP during the seven (7) trading days immediately prior to the applicable conversion date;

(c) a “forced conversion” feature was added to each of the ATW NPA Notes that allows the Company, on or after December 31, 2022, to cause the conversion of all or part of, in the aggregate among all of the ATW NPA Notes, up to $35,000 principal amount of the ATW NPA Notes less any principal amount of the ATW NPA Notes voluntarily converted by the holder thereof after July 26, 2022, subject to certain conditions as set forth in the ATW July Amendment;

(d) the date by which the Investors must exercise their option to purchase additional June 2021 Notes of up to $40,000 from the Company under the terms of the NPA was extended to July 20, 2023; and

(e) within 45 days of the date on which at least $50,000 in senior secured convertible term loans have been funded to the Company by the Investors or their affiliates under the “Tranche A Loans” facility (the “Tranche A Facility”) (which funding by the Investors or their affiliates is conditioned upon the Company obtaining binding commitments for at least $100,000 in additional financing) (the “Collateral Trigger Date”), subject to agreement by the Company and the Investors on the terms of such Tranche A Facility, the Amendment provides that the

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Company and the Investors will enter into a security agreement to secure the obligations under the Notes with a junior lien on substantially all of the assets that secure the Tranche A Facility (the “Lien Security Agreement”).

The ATW July Amendment was accounted for as a troubled debt restructuring under ASC 470-60, Troubled Debt Restructuring, because the Company was experiencing financial difficulty and the conversion mechanism results in the effective borrowing rate decreasing after the restructuring which was determined to be a concession. Since the future undiscounted cash flows of the restructured notes payable exceed the net carrying value of the original note payable due to the maturity date extension, the modification was accounted for prospectively with no gain or loss recorded in the unaudited Consolidated Statements of Operations and Comprehensive Loss.
Interest expense on the ATW NPA Notes is computed using the contractual interest rate. The Company concluded that the conversion feature does not require bifurcation based on the derivative accounting scope exception in ASC 815 for certain contracts involving an entity’s own equity.
Between August 16, 2022 and September 14, 2022, the Investors converted $67,218 of principal at conversion prices ranging from $0.84 to $2.29 per share into 64,843,850 shares of Class A Common Stock.
The Tranche A Facility was funded on October 10, 2022 (as further described below with regards to the Fourth Bridge Notes), which was considered the Collateral Triggered Date. On the same day and on October 19, 2022, the remaining ATW NPA Notes in the aggregate amount of $6,699 were exchanged for 11,496,868 shares of Class A Common Stock of the Company (see Note 15, Subsequent Events) and, therefore, the requirement to enter into the Lien Security Agreement was terminated.
(4) On August 14, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with certain entities affiliated with ATW Partners LLC and RAAJJ Trading LLC (and together with Senyun, as defined below, the “Purchasers”) to issue and sell the Company’s senior secured convertible notes (the “Bridge Notes”) in three tranches aggregating to $52,000 in principal (as increased on September 23, 2022 to $57,000, which increase was subsequently terminated upon the Initial Senyun Funding Date, as defined below) and maturing on August 14, 2026 (subsequently extended to October 27, 2028). The Bridge Notes are subject to an original issue discount of 10%, and are convertible, along with any interest accrued, into shares of Class A Common Stock at a conversion price equal to $2.69 (or $2.2865 for the initial tranche) (“Conversion Price”), subject to a full ratchet anti-dilution protection. When calculating the shares issuable upon conversion, the converted amount shall be decreased by 50% of the original issue discount pertaining to such amount. As of September 30, 2022, the Purchasers funded $44,500, less total original discounts of $4,450 and transaction costs of $2,813, equating to net proceeds of $37,237.
The Bridge Notes bear interest of 10% per annum payable quarterly and on each conversion and on the maturity date in cash or in shares of Class A Common Stock. Unless earlier paid, the Bridge Notes entitle the Purchasers, at each conversion date, to an interest make-whole (“Make-Whole Amount”), in a combination of cash or Class A Common Stock at the Company’s discretion, in the amount of the interest that would have been payable if such converted amount was held to maturity based on an interest rate of 15% per annum. The conversion price of interest is the lesser of (a) the Conversion Price or (b) 90% of the lowest VWAP for the five consecutive trading days.
As part of the SPA, the Company issued to the Purchasers 6,043,623 warrants with ratchet clauses triggering an increase to 42,342,839 warrants (“Bridge Warrants"), with an exercise price of $5.00 per share, subject to full ratchet anti-dilution protection and other adjustments, exercisable for seven years from the date of issuance (see Note 12, Stockholders' Equity). The Company may repurchase the Bridge Warrants for $0.01 per share if and to the extent the VWAP of the Company’s Class A Common Stock during 20 of out 30 trading days prior to the repurchase is greater than $15 per share, subject to certain additional conditions.
Total commitments under the SPA shall not exceed $300,000, however each Purchaser has the option within 12 months from November 12, 2022 (the “Form S-1 Effective Date”) to purchase additional senior secured convertible notes under similar terms for a total potential commitments of up to $600,000 (“Tranche B Notes”).
On September 23, 2022, the SPA was amended (the “SPA Amendment”), pursuant to which the Purchasers agreed to accelerate their funding obligations, with $7,500 aggregate principal amount (the “Third Bridge Notes”) being funded and issued on the same day, and the remaining $7,500 aggregate principal amount (the “Fourth Bridge Notes”) being funded and issued on October 10, 2022. The Third Bridge Notes and Fourth Bridge Notes are convertible into shares of Class A

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Common Stock at a conversion price of $1.05 per share, mature on October 27, 2028, and are otherwise subject to the same terms and conditions in the SPA as applicable to the Bridge Notes described therein.
The Bridge Notes are secured by the grant of a second lien upon substantially all of the personal and real property of the Company and its subsidiaries, as well as guarantee by substantially all of the Company’s domestic subsidiaries.
Additionally, the SPA Amendment modified the conversion price of $25,000 of principal of the Bridge Notes, which were funded on August 14, 2022, to $1.05 per share. The Company evaluated the SPA Amendment in accordance with ASC 470-50, Debt, and determined that it constitutes an extinguishment because the change in the conversion price is substantial. According, the Company recognized a loss in Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net in the unaudited Condensed Consolidated Statements of Operations and Comprehensive for the three and nine months ended September 30, 2022 in the amount of $7,690, calculated as the cumulative change in fair value from initial recognition through to the date of amendment.
On September 25, 2022, the Company entered into a Joinder and Amendment Agreement to the SPA (the “Joinder”) with Senyun International Ltd., an affiliate of Daguan International Limited (“Senyun”), pursuant to which Senyun agreed to purchase incremental notes under the SPA in an aggregate principal amount of up to $60,000, subject to the completion of due diligence by the Company of Senyun and its financing sources. Senyun has all of the same rights and obligations as a Purchaser under the SPA.
Pursuant to the Joinder and following the completion of the Company’s due diligence of Senyun and its financing sources, Senyun is expected to fund its commitments according to the following schedule (subject, in each case to the satisfaction of certain conditions): (a) $10,000 in principal which was funded on October 27, 2022 (“First Senyun Funding Date”), out of which the Company received $8,800, net of original issue discount and transaction costs); (b) $10,000 in principal on the later of (x) 14 business days after the First Senyun Funding Date and (y) the receipt of approval of the Company’s stockholders of certain proposals (which was obtained on November 3, 2022), and was funded on November 15, 2022, out of which the Company received $8,970, net of original issue discount and transaction costs (“Second Senyun Funding Date”); (c) $10,000 in principal amount not later than 15 business days after the Form S-1 Effective Date; (d) $10,000 in principal amount within 30 business days after the Form S-1 Effective Date; and (e) $20,000 in principal amount on a date that is no later than ten (10) business days after the launch of the FF 91.
Upon the First Senyun Funding Date, the Purchasers’ obligation to purchase an additional $5,000 in aggregate principal amount of senior secured convertible notes automatically terminated.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Bridge Notes because the notes include features, such as a contingently exercisable put option, which meets the definition of an embedded derivative. Upon their issuance, the Company determined that the aggregated fair value of the Bridge Notes and Bridge Warrants was $33,079 and $6,971, respectively. The Company expenses original issue discount and transaction costs to Changes in fair value measurements in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.
On September 30, 2022, the Company determined that the fair value of the Bridge Notes and Bridge Warrants was $40,769 and $4,686, respectively, resulting in a loss in Changes in fair value measurements in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 in the amount of $7,690 and $2,285, respectively.
Fair Value of Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s notes payable not carried at fair value, using inputs from Level 3 under the fair value hierarchy, was $4,857 and $5,350 as of September 30, 2022 and December 31, 2021, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of September 30, 2022 are as follows:

Due on demand	$4,902
2022	4,012
2023	2,687
2026	44,606
$56,207
* On October 24, 2022, the Company entered into a Limited Consent and Third Amendment to the SPA (the “Third Amendment”) pursuant to which the maturity date for the Bridge Notes was extended from August 14, 2026 to October 27, 2028 (see Note 15, Subsequent Events).
Notes payable consists of the following as of December 31, 2021:

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value
March 1, 2021 Notes	March 1, 2022	14%	$55,000	$7,692	$(5,997)	$56,695
August 26, 2021 Notes	March 1, 2022	14%	30,000	1,011	(87)	30,924
June 9, 2021 Note 1 and Note 2	December 9, 2022	—%	40,000	8,503	(9,522)	38,981
August 10, 2021 Optional Notes	February 10, 2023	15%	33,917	12,283	(11,518)	34,682
Notes payable - China various other	Due on demand	—%	5,458	—	—	5,458
PPP Loan	April 17, 2022	1%	193	—	—	193
Auto loans	Various	Various	121	—	—	121
Total notes payable			$164,689	$29,489	$(27,124)	$167,054
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
To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate in the measurement and classification of a lease and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is recorded in operating expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Amortization of ROU assets on finance leases is recorded on a straight-line basis within operating expenses in the unaudited Condensed Consolidated Statements of Operations. Interest expense incurred on finance lease liabilities is recorded in Interest expense on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Additionally, the Company does not separate lease and non-lease components. Operating leases are included in ROU assets, Operating leases liabilities, current

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
portion and Operating lease liabilities, less current portion in the Company's unaudited Condensed Consolidated Balance Sheets. Finance leases are included in Property and equipment, net, Finance lease liabilities, current portion, and Finance lease liabilities, less current portion in the Company's unaudited Condensed Consolidated Balance Sheets.
The Company’s lease arrangements consist primarily of its ieFactory California production facility, corporate office, store, equipment, and vehicle lease agreements. The leases expire at various dates through 2032, some of which include options to extend the lease term for additional 5 years periods.
Total lease costs for the three and nine months ended September 30, 2022 were:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Finance lease cost
Amortization of right-of-use assets	$91	$273
Interest on lease liabilities	169	520
Total finance lease cost	260	793

Operating lease cost	434	1,966
Variable lease cost	24	425
Total lease cost	$718	$3,184
The following table summarizes future lease payments as of September 30, 2022:

Fiscal year	Operating Leases	Finance Leases
2022	$1,289	$643
2023	5,259	2,166
2024	5,482	1,757
2025	5,243	1,792
2026	5,197	1,828
Thereafter	12,173	1,864
Total	34,643	10,050
Less: Imputed Interest	13,516	1,326
Present value of net lease payments	21,127	8,724

Lease liability, current portion	$2,487	$1,807
Lease liability, net of current portion	18,640	6,917
Total lease liability	$21,127	$8,724
Supplemental information and non-cash activities related to operating and finance leases are as follows:

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,966
Operating cash flows from finance leases	520
Financing cash flows from finance leases	1,410
3,896
Lease liabilities arising from new right-of-use assets
Operating leases	11,906

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

As of September 30, 2022
Weighted average remaining lease term (in years)
Operating leases	6.2
Finance leases	5

Weighted average discount rate
Operating leases	15.6%
Finance leases	5.7%

Disclosures Related to Periods Prior to Adoption of the New Lease Standard:
The Company recorded rent expense of $1,131 and $2,361 for the three and nine months ended September 30, 2021, respectively.
The minimum aggregate future obligations under non-cancelable operating leases as of December 31, 2021 were as follows:

Year ended December 31,
2022	$2,384
2023	2,695
2024	2,775
2025	2,859
2026	2,944
Thereafter	991
$14,648
The Company has three capital leases, one in Hanford, California for its ieFactory California production facility, and two equipment leases.
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
On December 23, 2021, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934 was filed in the United States District Court, Central District of California, against the Company, among others, and its current Global CEO, its former CFO, its current Chief Product and User Ecosystem Officer, as well as the CFO of Legacy FF and

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
former CFO of the Company, and the Co-CEOs of PSAC. Also, on March 8, March 21, April 11, and April 25 2022, putative stockholder derivative lawsuits were filed in the United States District Court, Central District of California and United States District Court, District of Delaware against numerous current and former officers and directors of the Company alleging violations of the Securities Exchange Act of 1934 and various common law claims. Also, on June 14, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, the Company, its current Global CEO, its former CFO and its current Chief Product and User Ecosystem Officer alleging breaches of fiduciary duties. Lastly, on September 21, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, the Company, the Co-CEOs and independent directors of PSAC, and certain third-party advisors to PSAC, alleging breaches of fiduciary duties, and aiding and abetting the alleged breaches, in connection with disclosures and stockholder voting leading up to the Business Combination.
On March 8, 2022 and March 21, 2022, putative derivative lawsuits alleging violations of the Securities Exchange Act of 1934 and various common law claims were filed in the United States District Court, Central District of California. On April 8, 2022, these two derivative lawsuits were consolidated. On May 24, 2022, the consolidated derivative actions were stayed pending resolution of a motion to dismiss in the putative class action described above. Additionally, on April 11 and April 25, 2022, putative derivative lawsuits alleging violations of the Securities Exchange Act of 1934 and various common law claims were filed in the United States District Court, District of Delaware. These lawsuits purport to assert claims on behalf of the Company against numerous current and former officers and directors of the Company. Lastly, on June 14, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, the Company, its current Global CEO, its former CFO and its founder and Chief Product and User Ecosystem Officer alleging breaches of fiduciary duties. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims.
On June 14, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, the Company, its current Global CEO, its former CFO and its current Chief Product and User Ecosystem Officer alleging breaches of fiduciary duties. On August 11, 2022, the Court of Chancery granted a stipulation and order governing briefing on a motion to dismiss the complaint. On September 21, 2022, an additional verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, the Company alleging, among other issues, breaches of fiduciary duties. On October 12, 2022, plaintiff filed a motion to consolidate the Cleveland and Yun actions and appoint Cleveland’s counsel as lead counsel for the consolidated action. On October 20, 2022, the Company filed a motion to dismiss the complaint.
On September 23, 2022, plaintiff and defendants of the original June 14, 2022 action filed a stipulation and proposed order vacating the briefing schedule set forth pending consolidation of the action alongside the September 21, 2022 complaint. If the proposed order is entered by the court, the parties will meet and confer regarding a schedule governing further proceedings following consolidation of the actions. Given the early stages of the legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
On September 19, 2022, three Company employees and stockholders brought an action seeking to compel the Company to comply with its obligations under Delaware law to hold an annual meeting of stockholders for the purpose of electing directors. Plaintiffs have stayed this action until January 10, 2022. Given the early stages of the legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
On October 20, 2022, FF received a subpoena from the SEC requiring FF to produce certain documents relating to FF’s transactions with Senyun International Ltd. FF intends to fully comply with the subpoena.
As of September 30, 2022 and December 31, 2021, the Company had accrued legal contingencies of $22,417 and $16,881, respectively, within Accrued expenses and other current liabilities, and Accounts Payable on the unaudited Condensed Consolidated Balance Sheets for potential financial exposure related to ongoing legal matters primarily related to breach of contracts and employment matters which are deemed both probable of loss and reasonably estimable. Accrued legal contingencies recorded to Accounts Payable relate to disputes with service providers, whereas legal contingencies recorded to Accrued expenses and other current liabilities include all other anticipated legal accruals.
During the nine months ending September 30, 2022, the Company settled a legal dispute for breach of lease under which the Company was named a co-defendant, in a civil action case with the plaintiff seeking damages including unpaid rent, future unpaid rent, unpaid expenses, and unpaid taxes related to the lease for a total of $6,400. Pursuant to the settlement agreement, the Company agreed to pay $1,800 in cash in January 2022 and an additional $3,400 plus 5% interest in October 2022 and was

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
liable for the remainder of the settlement, in the amount of $1,200, in the event the co-defendants failed to make the payment in January 2022. In January 2022, the Company made the initial settlement payment of $1,800 and was relieved of the liability of $1,200. As of the date of issuing these unaudited Condensed Consolidated Financial Statements, the Company has not made the additional $3,400 settlement and interest payments, as prescribed in the settlement agreement. On October 26, 2022, the plaintiff filed a motion to enforce the settlement agreement in the Superior Court of the State of California for the County of Santa Clara, seeking no material additional damages. Such hearing is scheduled for December 22, 2022.
Special Committee Investigation
As previously disclosed on November 15, 2021, the Company’s Board of Directors (the “Board”) established a special committee of independent directors (“Special Committee”) to investigate allegations of inaccurate Company disclosures, including those made in an October 2021 short seller report and whistleblower allegations, which resulted in the Company being unable to timely file its third quarter 2021 Quarterly Report on Form 10-Q, Annual Report on Form 10-K for the year ended December 31, 2021, first quarter 2022 Quarterly Report on Form 10-Q and amended Registration Statement on Form S-1 (File No. 333-258993) (the “Form S-1"). The Special Committee engaged outside independent legal counsel and a forensic accounting firm to assist with its review. On February 1, 2022, the Company announced that the Special Committee completed its review. On April 14, 2022, the Company announced the completion of additional investigative work based on the Special Committee’s findings which were performed under the direction of the Executive Chairperson, reporting to the Audit Committee. In connection with the Special Committee’s review and subsequent investigative work, the following findings were made:
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
In addition, the investigation found that certain individuals failed to fully disclose to individuals involved in the preparation of the Company’s SEC filings their relationships with certain related parties and affiliated entities in connection with, and following, the Business Combination, and failed to fully disclose relevant information, including but not limited to, information in connection with related parties and corporate governance to the Company’s former independent registered public accounting firm PricewaterhouseCoopers LLP.
The investigation also found that certain individuals failed to cooperate and withheld potentially relevant information in connection with the Special Committee investigation. Among such individuals were non-executive officers or members of the management team of FF, and remedial action was taken with respect to such individuals based on the extent of non-cooperation and/or withholding of information. The failure to cooperate with the investigation was taken into consideration in connection with the remedial actions outlined below with respect to Mr. Jiawei (“Jerry”) Wang, the Company’s former Vice President, Global Capital Markets, and withholding of information also affected the remedial action taken with respect to Mr. Matthias Aydt, Senior Vice President, Business Development and Product Definition and a director of the Company.

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
Based on the results of the Special Committee investigation and subsequent investigative work described above, the Board approved the following remedial actions designed to enhance oversight and corporate governance of the Company:
•certain remedial actions designed to enhance oversight and corporate governance of the Company, namely the following:
•the appointment of Ms. Swenson, a former member of the Board, to the then newly created position of Executive Chairperson of FF;
•Carsten Breitfeld, FF’s Global Chief Executive Officer, reporting directly to Ms. Swenson and receiving a 25% annual base salary reduction;
•the removal of Mr. Jia as an executive officer, although continuing in his position as Chief Product & User Ecosystem Officer of the Company. Certain dual-reporting arrangements were eliminated with respect to Mr. Jia, and he is required to report directly to Ms. Swenson, a non-independent director nominated by FF Top Holding LLC (“FF Top”). Mr. Jia also received a 25% annual base salary reduction, and his role was limited from a policy-making position to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and Advanced R&D technology;
•Mr. Matthias Aydt, Senior Vice President, Business Development and Product Definition and a director of the Company, being placed on probation as an executive officer for a six-month period, during which period he will remain as a non-independent member of the Board;
•the appointment of Mr. Jordan Vogel as Lead Independent Director; certain changes to the composition of Board committees, including Brian Krolicki stepping down from his role as Chairman of the Board and Chair of the Nominating and Corporate Governance Committee and becoming a member of the Audit and Compensation Committees of the Board; Mr. Jordan Vogel stepping down from the Nominating and Corporate Governance Committee; and Scott Vogel becoming the Chair of the Audit Committee and the Nominating and Corporate Governance Committee of the Board;
•the suspension without pay of Mr. Jiawei (“Jerry”) Wang, the Company’s former Vice President, Global Capital Markets, who subsequently notified the Board of his decision to resign from FF on April 10, 2022;
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
•the hiring of a Chief Compliance Officer, who reports on a dotted line to the Chair of the Audit Committee, and assessing and enhancing FF’s compliance policies and procedures (and a search for a Chief Compliance Officer of FF is still pending as of the date of this Report);
•the implementation of a comprehensive training program for all directors and officers regarding, among other things, internal FF policies;
•the separation of Mr. Jarret Johnson, FF’s Vice President, General Counsel and Secretary; and
•certain other disciplinary actions and terminations of employment with respect to other FF employees (none of whom is an executive officer).

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
SEC and DOJ Investigations
Subsequent to FF announcing the completion of the Special Committee investigation on February 1, 2022, FF, certain members of the management team and employees of FF received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation. FF, which had previously voluntarily contacted the SEC in connection with the Special Committee investigation in October 2021, is cooperating fully with the SEC’s investigation. The outcome of such an investigation is difficult to predict. FF has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, FF is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss. In addition, in June 2022, FF received a preliminary request for information from the U.S. Department of Justice (“DOJ”) in connection with the matters that were the subject of the Special Committee investigation. FF has responded to that request and intends to fully cooperate with any future requests from the DOJ.
12.    Stockholders’ Equity
The number of authorized, issued and outstanding stock, were as follows:

	September 30, 2022
	Authorized Shares	Issued Shares
Preferred Stock	10,000,000	—
Class A Common Stock	750,000,000	345,794,368
Class B Common Stock	75,000,000	64,000,588
	835,000,000	409,794,956

	December 31, 2021
	Authorized Shares	Issued Shares	Shares to be Issued	Total Issued and to be Issued Shares
Preferred Stock	10,000,000	—	—	—
Class A Common Stock	750,000,000	168,693,323	89,152,130	257,845,453
Class B Common Stock	75,000,000	—	64,000,588	64,000,588
	835,000,000	168,693,323	153,152,718	321,846,041

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of September 30, 2022 and December 31, 2021 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Public Warrants (1)	23,375,988	$11.50	July 21, 2026
Private Warrants(2)	276,131	11.50	July 21, 2026
ATW NPA Warrants(3)	28,431,635	0.64	Various through August 10, 2028
Bridge Warrants(4)	42,342,839	0.71	Various through September 23, 2029
Other warrants	1,429,068	4.69	August 5, 2027
Total	95,855,661
(1) On August 9, 2022, PSAC Sponsor transferred 398,420 Private Warrants to unaffiliated third-party purchasers on the open market. Upon such transfer the transferred warrants became subject to identical terms to the Public Warrants underlying the units offered in the initial public offering of PSAC. Therefore, upon their transfer the Company classified the warrants to APIC at their fair value.
(2) The Private Warrants are recorded in Other liabilities, less current portion in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.
(3) On September 23, 2022, the Company and Purchasers of the ATW NPA Notes entered into an agreement to place a total of 31,118,718 outstanding warrants related to the Optional Notes and the June 2021 Notes (see Note 9, Notes Payable) into a warrant reserve with an exercise price now set to $0.6427 per warrant (“Warrant Reserve”). Upon the completion of certain milestones and conditions, the Company may elect a forced conversion clause settleable in cash through January 23, 2023 on the warrants, requiring the warrant holders to exercise their warrants on a cash basis in exchange for newly issued shares of the Company’s Class A Common Stock. The aggregate exercise price of the Warrant Reserve is $20,000. The remaining outstanding warrants not in the Warrant Reserve but also issued pursuant to the Optional Notes and the June 2021 Notes totaling 29,158,364 warrants, are agreed to have their exercise price set at $0.50 per warrant. As of the date the unaudited Consolidated Condensed Financial Statements were issued, the Company did not force the conversion of any of the warrants underlying the Warrant Reserve.
The amendment of the warrants issued pursuant to the Optional Notes and the June 2021 Notes, which set the exercise price to $0.50 per warrant, resulted in the recognition of expense of $1,238 in Change in fair value measurements in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022.
(4) The Bridge Warrants are recorded in Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets as of September 30, 2022. The warrants were issued pursuant to the SPA and recorded at fair value at each issuance date and at September 30, 2022.
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2021 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Public Warrants	22,977,568	$11.50	July 21, 2026
Private Warrants(1)	674,551	11.50	July 21, 2026
Other warrants	4,544,258	10.00	Various through August 10, 2028
Total	28,196,377

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
(1) The Private Warrants are recorded in Other liabilities, less current portion in the unaudited Condensed Consolidated Balance Sheet as of December 31, 2021.
13.    Stock-Based Compensation
2021 SI Plan
In July 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 SI Plan”). The 2021 SI Plan allows the Board of Directors to grant up to 49,573,570 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for the Company’s Class A Common Stock to employees, directors, and non-employees. The number of shares of Class A Common Stock available under the 2021 SI Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022, and continuing until (and including) the calendar year ending December 31, 2031. Annual increases are equal to the lesser of (i) 5 percent of the number of shares of Class A Common Stock issued and outstanding on December 31 of the immediately preceding fiscal year and (ii) an amount determined by the Board of Directors. As of the effective date of the 2021 SI Plan, no further stock awards have been or will be granted under the EI Plan or STI Plan (defined below).
As of September 30, 2022, the Company had 43,410,364 shares of Class A Common Stock available for future issuance under its 2021 SI Plan.
A summary of the Company’s stock option activity under the SI Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	—
Granted	6,632,387	3.68
Exercised	—	—
Cancelled/forfeited	(469,181)	5.32
Outstanding as of September 30, 2022	6,163,206	$3.56	9.55	$—
The weighted-average assumptions used in the Black-Scholes option pricing model for awards granted during the nine months ended September 30, 2022 are as follows:

	September 30, 2022	September 30, 2021
Risk-free interest rate:	2.46%	0.79%
Expected term (in years):	7.16	6.05
Expected volatility:	42.17%	42.10%
Dividend yield:	0.00%	0.00%

As of September 30, 2022, the total remaining stock-based compensation expense for unvested stock options was $4,368, which is expected to be recognized over a weighted average period of 2.47 years.
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

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
A summary of the Company’s stock option activity under the EI Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	31,962,921	$2.81	7.77	$86,075
Granted	—
Exercised	(1,606,795)	2.52		3,658
Cancelled/forfeited	(5,083,652)	2.57
Outstanding as of September 30, 2022	25,272,474	$2.82	7.17	$74
As of September 30, 2022, the total remaining stock-based compensation expense for unvested stock options was $8,812, which is expected to be recognized over a weighted average period of 2.52 years.
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
A summary of the Company’s stock option activity under the STI Plan is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	9,526,727	$5.55	8.0	$13,905
Granted	—	—
Exercised	(2,181,335)	2.5		1,678
Cancelled/forfeited	(888,381)	8.04
Outstanding as of September 30, 2022	6,457,011	$6.51	7.99	$—
As of September 30, 2022, the total remaining stock-based compensation expense for unvested stock options was $5,630, which is expected to be recognized over a weighted average period of approximately 3.6 years.
The following table presents stock-based compensation expense included in each respective expense category in the unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$2,311	$1,879	$7,012	$2,873
Sales and marketing	301	538	926	847
General and administrative	707	2,636	1,855	4,801
	$3,319	$5,053	$9,793	$8,521

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
The net loss per common share was the same for the Class A and Class B Common Stock because they are entitled to the same liquidation and dividend rights and are therefore, combined on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021.
Because the Company reported net losses for all periods presented, all potentially dilutive Common Stock equivalents were determined to be antidilutive for those periods and have been excluded from the calculation of net loss per share.
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share as of the following dates:

	September 30, 2022	September 30, 2021
Stock-based compensation awards – SI Plan	6,163,206	—
Stock-based compensation awards – EI Plan	25,272,474	32,137,760
Stock-based compensation awards – STI Plan	6,457,011	9,529,482
Restricted stock awards	—	1,364,018
Public Warrants	23,375,988	22,977,568
Private Warrants	276,131	674,551
ATW NPA Warrants	28,431,635	3,874,166
Bridge Warrants	42,342,839	—
Other Warrants	1,429,068	670,092
ATW NPA Notes	8,982,677	9,009,210
Bridge Notes	46,918,768	—
Make-Whole Amount	32,954,973	—
Total	222,604,770	80,236,847
15.    Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited Condensed Consolidated Financial Statements were issued. Other than as described below and in Note 2, Liquidity and Capital Resources with respect to the Company entering into the SEPA, in Note 9, Notes Payable with respect to the Lien Security Agreement, the funding of the Fourth Bridge Notes, the First Senyun Funding Date and the Second Senyun Funding Date and in Note 11, Commitments and Contingencies with respect to certain legal matters, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited Condensed Consolidated Financial Statements.
Exchange Agreements

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
On October 10, 2022 and October 19, 2022, the Company exchanged $4,012 and $2,687, respectively, in aggregate principal amounts of the remaining outstanding ATW NPA Notes for 6,269,031 and 5,227,837 shares of Class A Common Stock, reflecting a price per share of Class A Common Stock of $0.64 and $0.51, respectively.
Third and Fourth Amendments to the SPA
On October 24, 2022, the Company entered into a Limited Consent and Third Amendment to the SPA (the “Third Amendment”), pursuant to which the maturity date for the Bridge Notes was extended from August 14, 2026 to October 27, 2028. In addition, pursuant to the Third Amendment, each Purchaser and the Agent waived certain defaults and events of default under the SPA, any notes issued pursuant to the SPA and other related documents.
On November 8, 2022, the Company entered into a Limited Consent and Amendment to the SPA (the “Fourth Amendment”), pursuant to which the parties agreed that (i) in no event will the effective conversion price of any interest or interest make-whole amount payable in shares of Class A Common Stock in respect of Bridge Notes issued or issuable under the SPA be lower than $0.21 per share of Class A Common Stock, and (ii) in order for the Company to make payment of any interest or interest make-whole amount in shares of Class A Common Stock, certain price and volume requirements must be met, namely that (x) the VWAP of the Class A Common Stock is not less than $0.21 per share on any trading day during the preceding seven trading day period, and (y) the total volume of the Class A Common Stock does not drop below $1,500 on any trading day during the same period (in each case, as adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions).
Bridge Notes Conversions
Between November 10, 2022 and November 21, 2022, the Purchasers converted portions of the aggregate principal amount of the outstanding convertible notes of $13,500 of principal of Bridge Notes at a conversion price of $0.89 per share into 14,369,722 shares of Class A Common Stock with an additional 26,910,917 Class A Common Stock issued at conversion prices of $0.35 to $0.53 per share in accordance with Make-Whole Amount provisions.
Equity Awards
On October 15, 2022, the Board granted, under the 2021 SI Plan, 1,393,616 restricted stock units (“RSUs”), with a grant date value of $0.50, to certain non-executive employees of the Company.
On October 25, 2022, the Board granted, under the 2021 SI Plan, 1,379,310 RSUs, with a grant date value of $0.58, to Ms. Yun Han, the Company’s Chief Accounting Officer and Interim Chief Financial Officer. Ms. Han’s RSUs vest according to the following schedule: (a) 25% on the 30th day following the grant date; (b) 37.5% in four equal installments on each of the first four anniversaries of the grant date; and (c) 37.5% in three equal installments on each of the first three anniversaries of the start of production of FF 91.
Authorized Shares
As of the date of issuance of the unaudited Condensed Consolidated Financial Statements, and as a result of securing additional commitments subsequent to September 30, 2022, as described above, the Company does not have sufficient remaining authorized shares of Class A Common Stock to fulfill its obligation to issue shares upon exercise of all of the warrants and conversion of all of the notes issued or issuable under the NPA and SPA, or to pay interest Make-Whole Amounts in shares upon conversion of such notes. Under the SPA, each Purchaser has the option, from time to time until November 10, 2023, to purchase additional Tranche B Notes and warrants of the Company, subject to certain conditions, in an aggregate amount not to exceed the initial principal amount of the Bridge Notes and Incremental Notes issued to such Purchaser. Under the NPA, the Investors have a similar option to acquire additional Optional Notes and warrants of the Company, subject to certain conditions. If there is an insufficient number of remaining authorized shares of Class A Common Stock, the Company would be required to pay the interest “Make-Whole Amount” in cash, which could adversely affect the Company’s liquidity position, business and results of operations. At a special meeting of the Company’s stockholders held on November 3, 2022, the Company’s stockholders approved (among other proposals) a proposal to amend the Amended and Restated Charter to increase the Company’s authorized number of shares of common stock from 825,000,000 to 900,000,000 shares. In order to have a sufficient number of authorized shares of common stock to issue to the Purchasers and/or Investors pursuant to the NPA and SPA, the Company intends to call a subsequent special meeting to obtain stockholder approval to further increase the Company’s authorized shares of common stock.

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
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section titled “Risk Factors” in the Form 10-K, in this Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” in the Form 10-K, as updated in this Report may not be exhaustive.
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
Overview
Faraday Future Intelligent Electric, Inc. (together with its consolidated subsidiaries, “FF,” “the Company,” “we,” “us” or “our”) is a California-based, global, shared, intelligent, mobility ecosystem company founded in 2014 with a vision to disrupt the automotive industry.
On July 21, 2021 (the “Closing Date”), Faraday Future Intelligent Electric Inc. (f/k/a Property Solutions Acquisition Corp. (“PSAC”)), a Delaware corporation, consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of January 27, 2021 (as amended, the “Merger Agreement”), by and among PSAC, PSAC Merger Sub Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands and wholly-owned subsidiary of PSAC (“Merger Sub”), and Legacy FF. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Legacy FF, with Legacy FF surviving the merger as a wholly-owned subsidiary of the Company (“Business Combination”).

Upon the consummation of the Business Combination (“Closing”), PSAC changed its name from Property Solutions Acquisition Corp. to Faraday Future Intelligent Electric Inc. (“FF”) and FF’s Class A Common Stock and warrants (“Public Warrants”) originally issued in the initial public offering of PSAC began trading on The Nasdaq Global Select Market (“Nasdaq”) under the ticker symbols FFIE and FFIEW, respectively.
With headquarters in Los Angeles, California, FF designs and engineers next-generation, intelligent, connected, electric vehicles. FF intends to manufacture vehicles at its ieFactory California production facility in Hanford, California, with additional future production capacity needs addressed through a contract manufacturing agreement with Myoung Shin Co., Ltd., (“Myoung Shin”), an automotive manufacturer headquartered in South Korea. FF has additional engineering, sales, and operational capabilities in China and is exploring opportunities for potential manufacturing capabilities in China through a joint venture or other arrangement.
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
•FF’s advanced I.A.I. technology offers high-performance computing, high speed internet connectivity, Over the Air (“OTA”) updating, an open ecosystem for third-party application integration, and a Level 3 autonomous driving-ready system, in addition to several other proprietary innovations that enable FF to build an advanced, highly-personalized user experience.
•Since inception, FF has developed a portfolio of intellectual property, established its proposed supply chain, and assembled a global team of automotive and technology experts and innovators to achieve its goal of redefining the future of the automotive industry. As of September 30, 2022, FF has been granted approximately 650 patents globally.
•FF’s B2C (business-to-customer) passenger vehicle launch pipeline over the next five years includes the FF 91 series, the FF 81 series, and the FF 71 series.
•FF believes that the FF 91 will be the first ultra-luxury EV to offer a highly-personalized, fully-connected user experience for driver and passengers. FF previously expected deliveries of the FF 91 series to begin in the fourth quarter of 2022. However, in light of its delayed timing in securing funding commitments needed to fund its projected use of cash, FF no longer expects to launch the FF 91 in the fourth quarter of 2022. The timing of launch of FF 91 vehicles is uncertain and remains subject to various conditions, many of which are outside of FF’s control, including the timing, size, and availability of additional financing as well as the implementation and effectiveness of FF’s headcount reductions and other expense reduction and payment delay measures. It is also subject to suppliers meeting their commitments on program deliverables including parts, and timely and successful certification testing.
•Subject to future financing, FF plans to launch its second passenger vehicle, the FF 81, which will be a premium, mass-market electric vehicle positioned to compete against the Tesla Model S, Tesla Model X, the BMW 5-series, and the Nio ES8.
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

FF has adopted a hybrid manufacturing strategy consisting of its refurbished manufacturing facility in Hanford, California and a collaboration with Myoung Shin. FF is also exploring other potential contract manufacturing options in addition to the contract manufacturing agreement in South Korea. FF is also exploring the possibility of manufacturing capacity in China through a joint venture or other arrangements. All passenger vehicles as well as the SLMD vehicle are expected to be available for sale in the U.S. and China. European markets may be added as early as 2024.
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
In response to the pandemic, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the United States Small Business Administration (“SBA”). In 2020, Legacy FF received a Paycheck Protection Program (“PPP”) loan in the amount of $9,168. The Company was notified by East West Bank that a principal amount of $8,975 as well as accrued interest of $155 relating to the PPP Loan had been forgiven as of December 31, 2021. The Company paid an amount of $193 in April 2022 to settle the PPP loan.
The COVID-19 vaccine is currently being administered. Any resurgence may slow down FF’s ability to ramp-up FF’s production program on time to satisfy investors and potential customers. Any delay to production will delay FF’s ability to launch the FF 91 and begin generating revenue. The COVID-19 pandemic could limit the ability of FF’s suppliers and business partners to perform, including third-party suppliers’ ability to provide components and materials used in the FF 91. FF may also experience an increase in the cost of raw materials. FF does not anticipate any material impairments as a result of COVID-19; however, FF will continue to evaluate conditions on an ongoing basis. Even after the COVID-19 pandemic has subsided, FF may continue to experience an adverse impact to its business as a result of the global economic impact and any lasting effects on the global economy, including any recession that has occurred or may occur in the future. Refer to the section titled “Risk Factors” of the Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic.
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
Recent Developments
FF accomplished the following major milestones during the three months ended September 30, 2022:
•Announced that Mathias Hofmann, Head of Global Supply Chain, would assume the additional position of Head of Manufacturing Operations, on an interim basis.
•Announced its sponsorship and attendance at the 2022 Pebble Beach Concours d'Elegance taking place from August 18-21, 2022. FF’s flagship FF 91 EV was available for demo rides and made a special appearance on the Concept Lawn on August 21, 2022.
•Announced a joint partnership with Gameloft, a leader in the creation and development of games. FF’s first concept car, the FFZERO1, is featured inside Asphalt 8.
•Announced the FF 91 Futurist, the Ultimate Intelligent TechLuxury EV, was officially certified to have a robust rating of 381 miles of EV range from the U.S. Environmental Protection Agency (“EPA”).
•Announced that PricewaterhouseCoopers LLP (“PwC”) notified Faraday Future Intelligent Electric Inc. (the “Company”) that it would not stand for re-election as the Company’s independent registered public accounting firm for the year ending December 31, 2022 and, effective August 23, 2022, was no longer the Company’s independent registered public accounting firm.
•Announced that a thorough independent external investigation found that allegations that certain directors were conspiring to pursue an unnecessary bankruptcy of the Company were without merit.
•Announced an agreement relating to its governance dispute with FF Top. See Recent Governance Developments for more information.
Subsequent to September 30, 2022, FF accomplished these additional events and milestones:
•Announced the resignation of Becky Roof, the Company’s former Interim Chief Financial Officer, resigned from the Company effective October 12, 2022. Ms. Roof’s departure from the Company followed the successful completion of key milestones in the Company’s SEC reporting and fundraising activities, and was not a result of any disagreement with the Company’s independent auditors or any member of Company management on any matter of accounting principles or practices, financial statement disclosure, or internal controls.
•Appointed Yun Han as Chief Accounting Officer and Interim Chief Financial Officer, effective October 25, 2022. Ms. Yun Han was most recently Senior Vice President and Chief Accounting Officer of Romeo Power, Inc., and spent over 13 years with PwC. Ms. Yun Han is a Certified Public Accountant licensed in the State of California.
•Appointed Mazars USA LLP as the Company’s independent registered public accounting firm as of and for the year ending December 31, 2022, effective October 27, 2022.

•Announced 369 pre-orders as of November 17, 2022. Pre-orders are fully refundable, non-binding, paid deposits for the FF 91 Futurist Alliance Edition and/or the FF 91 Futurist vehicles available initially for sale to customers in the U.S. and China. FF 91 Futurist Alliance Edition pre-orders require a $5,000 deposit for customers in the U.S. and an CNY 50,000 deposit for customers in China. FF 91 Futurist pre-orders require a $1,500 deposit for customers in the U.S. and an CNY 20,000 deposit for customers in China.
•Announced the achievement of Production Milestone #6, completion of construction and equipment installation in final vehicle manufacturing areas at FF’s Hanford, California manufacturing facility (“ieFactory California”).
•Announced the California Air Resources Board (CARB) has certified the FF 91 Futurist as a zero-emissions vehicle (ZEV). The ZEV program is part of CARB's Advanced Clean Cars package of coordinated standards that control smog-causing pollutants and greenhouse gas emissions of passenger vehicles in California.
Recent Governance Developments

•As previously disclosed, from June to September 2022, FF and FF Global Partners LLC (“FF Global”) were party to a dispute over various terms of the Shareholder Agreement as then in effect, including relating to FF Global’s right to remove its designees from the Board of Directors. On September 23, 2022, the Company, FF Global and FF Top entered into a governance settlement with FF Top, the largest holder of the Company’s Common Stock, including with respect to the composition of the Board, resignation of Ms. Susan Swenson and Mr. Brian Krolicki, and the appointment of Adam (Xin) He to the Board. In connection with the Heads of Agreement, on September 23, 2022, the Company and FF Global entered into a mutual release agreement (the “Mutual Release”), pursuant to which, the Company and FF agreed to a mutual general release of claims and to settle fully and finally all differences between them, including any differences that arose out of the Company directors’ service as a director, employee, officer or manager of the Company up through and including the date of the Mutual Release subject to customary exceptions. See “Governance Agreement with FF Top and FF Global” for more information. Pursuant to the Heads of Agreement, FF Top and FF Global caused all actions in the Court of Chancery of the State of Delaware, and any other forum, filed by FF Top, FF Global and/or any of their respective controlled affiliates as of the effective date of the Heads of Agreement, naming the Company or any of its directors or officers to be dismissed without prejudice as of September 27, 2022.
Shortly following the execution of the Heads of Agreement, FF Global began making additional demands of the Company which were beyond the scope of the terms contemplated by the Heads of Agreement and pertained to, among other things, the Company’s management reporting lines and certain governance matters. On September 30, 2022, FF Global alleged that the Company was in material breach of the spirit of the Heads of Agreement. The Company believes it is in full compliance with the Heads of Agreement and intends to comply with its terms, and disputes any characterization to the contrary. While the Company is in discussions with FF Global regarding these additional demands, such disputes divert management and Board resources and are costly. There can be no assurance that this or any other dispute between the Company and FF Global will not result in litigation. See “Item 1A. Risk Factors — Disputes with our shareholders are costly and distracting.”
On October 3, 2022, Ms. Swenson and Mr. Scott Vogel, a member of the Board, tendered their resignation from the Board effective immediately. On October 3, 2022, Mr. Jordan Vogel also tendered his resignation from the Board effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release.
•On October 14, 2022, FF Top delivered to the Company a “Notice of Nomination of Replacement FF Top Designees” stating, among other things, that FF Top was nominating Ms. Li Han to fill the vacancy on the Board left by Ms. Swenson’s resignation. FF Top asserted the right to nominate Ms. Li Han to fill the vacancy created by Ms. Swenson’s resignation because such resignation was not effected in accordance with the Heads of Agreement, and thus, the provision that Ms. Swenson’s seat would remain empty until the 2022 Annual General Meeting of Stockholders (the “2022 AGM”) did not apply. FF Top maintained that it believed that Ms. Swenson’s vacancy should be filled with a nominee of FF Top, notwithstanding the current level of FF Top’s beneficial ownership of the Company shares, in light of substantial dilution in its ownership of the Company shares based on recent financing transactions entered into by the Company. See “Governance Agreement with FF Top and FF Global” for more information.

•On October 22, 2022, the Company and FF Top entered into the FF Top Amendment to the FF Top Voting Agreement. Pursuant to the FF Top Amendment, FF Top (among other things) reaffirmed its commitment under the FF Top Voting Agreement, in light of the extension of the maturity date of the Bridge Notes under the Third Amendment, to vote all of its shares of the Company voting stock in favor of the proposal to approve (for purposes of the NASDAQ listing rules) the issuance, in the aggregate, of shares in excess of 19.99% of the total issued and outstanding shares of the Company Common Stock pursuant to the Financing Documents at the special meeting of the Company’s stockholders held on November 3, 2022. FF Top’s obligations pursuant to the FF Top Amendment are conditioned on (i) the appointment of Mr. Chad Chen (or a substitute nominee, as applicable), in lieu of Ms. Li Han, to the Board of Directors of the Company as the fourth FF Top designee no later than October 27, 2022 (provided that Mr. Chen or a substitute nominee, as applicable, is reasonably acceptable to the Nominating and Corporate Governance Committee of the Board with respect to the Nasdaq independence rules and legal compliance and criminal compliance) (provided that if Mr. Chen is not so reasonably acceptable to the Nominating and Corporate Governance Committee of the Board, then FF Top will be permitted to nominate another individual to the Board); and (ii) constructive engagement by Mr. Adam (Xin) He, the Chairman of the Board, directly with representatives of FF Top on certain additional governance and management matters and, to the extent the Chairman of the Board so determines, in his discretion, such matters will be put to a discussion and a vote of the full Board. On October 27, 2022, Mr. Chad Chen was appointed to the Board. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately.
Recent Financing Developments
•On August 14, 2022, the Company entered into a definitive Securities Purchase Agreement (“SPA”) with FF Simplicity Ventures LLC, an entity affiliated with ATW Partners LLC (“FF Simplicity”), for $52 million of committed near-term convertible senior secured notes financing and the potential for an additional $248 million of incremental senior secured convertible notes financing to be funded within 90 days after the initial closing. See Note 9, Notes Payable in FF’s unaudited Condensed Consolidated Financial Statements included above, and the Company’s Form 8-Ks filed with the SEC on August 15, 2022 for additional information.
•On September 23, 2022, the Company entered into Amendment No. 1 to Securities Purchase Agreement and Convertible Senior Secured Promissory Notes (the “Amendment”) with its subsidiaries party thereto, FF Simplicity as administrative and collateral agent (in such capacity, the “Agent”) and purchaser and RAAJJ Trading LLC, as purchaser (together with FF Simplicity Ventures LLC, the “Purchasers”), to amend, among other things, (a) that certain Securities Purchase Agreement, dated as of August 14, 2022, by and among the Company, its subsidiaries party thereto, the Purchasers and the Agent (the “Existing SPA”), (b) that certain Convertible Senior Secured Promissory Note in favor of FF Simplicity in the principal amount of $25.0 million, dated as of August 15, 2022, and (c) that certain Convertible Senior Secured Promissory Note in favor of FF Simplicity in the principal amount of $10.0 million, dated as of September 14, 2022. Please refer to the Current Report on Form 8-K that was filed by the Company with the the SEC on August 15, 2022 for a description of the key terms of the Existing SPA.
•On September 25, 2022, the Company entered into a Joinder and Amendment Agreement with Senyun International Ltd., an affiliate of Daguan International Limited (“Senyun”), FF Simplicity and RAAJJ Trading LLC (“RAAJJ”), for the purchase of up to $60 million under the SPA, subject to the completion of due diligence by the Company of Senyun and its financing sources. See Note 9, Notes-Payable for additional information.
•Beginning on August 16, 2022, FF Aventuras SPV XI, LLC, FF Adventures SPV XVIII LLC, FF Ventures SPV IX LLC and FF Venturas SPV X LLC, entities affiliated with ATW Partners LLC (“Investors”), converted portions of the aggregate principal amount of the outstanding convertible notes issued by the Company in a private placement pursuant to a Second Amended and Restated Note Purchase Agreement, dated as of October 9, 2020 (as amended from time to time, the “NPA,” and such convertible notes issued under the NPA, the “ATW NPA Notes”), into shares of Class A Common Stock, as follows below:

Conversion Period	Total Principal Amount of ATW NPA Notes Converted (in thousands)	Conversion Price	Total Number of Shares of Class A Common Stock Issued
August 16, 2022 to September 14, 2022	$67,218	$0.84 to $2.29	64,843,850
•On September 26, 2022, the Investors exercised 2,687,083 ATW NPA Warrants, each with an exercise price of $0.6427 per share, into an equivalent number of shares of Class A Common Stock, resulting in net cash exercise proceeds to the Company of $1.7 million.
•On September 27, 2022, the Investors exercised 29,158,364 ATW NPA Warrants, each with an exercise price of $0.50 per share, on a cashless basis into 14,339,110 shares of Class A Common Stock.

•On October 10, 2022, the Company entered into an exchange agreement with the Investors, pursuant to which, on October 10, 2022, the Investors exchanged $4,012,180 in aggregate principal amount of the outstanding ATW NPA Notes for 6,269,031 newly issued shares of Class A Common Stock, reflecting a price per share of Class A Common Stock of $0.64.
•On October 19, 2022, the Company and the Investors entered into an exchange agreement, pursuant to which, on October 19, 2022, the Investors exchanged $2,687,109 in aggregate principal amount of the outstanding ATW NPA Notes for 5,227,837 newly issued shares of the Class A Common Stock, reflecting a price per share of Class A Common Stock of $0.51. Following the completion of such exchange, there were no outstanding ATW NPA Notes.
•Between November 10, 2022 and November 21, 2022, FF Simplicity and RAAJJ Trading LLC converted portions of the aggregate principal amount of the outstanding convertible notes of $13,500 issued by the Company pursuant to the SPA at a conversion price of $0.89 per share into 14,369,722 shares of Class A Common Stock with an additional 26,910,917 Class A Common Stock issued at conversion prices of $0.35 to $0.53 per share in accordance with Make-Whole Amount provisions, as defined in the SPA.
•On November 14, 2022,the Company announced entry into a definitive Standby Equity Purchase Agreement (“SEPA”) for a new standby equity line of credit with an affiliate of Yorkville Advisors Global, LP (“Yorkville”), with an initial commitment of $200 million. Under the terms of the SEPA, Faraday Future will have the right, but not the obligation, to issue and sell to Yorkville up to $200 million in shares of the Company’s Class A common stock subject to customary conditions including an effective registration statement for the resale of such shares. The Company has the right to increase the $200 million commitment by up to $150 million in one or more installments. The shares will be sold to Yorkville at a discounted price of 97% of the 3-day volume-weighted average price at the time of funding, and generally limited to one-third of the Company’s trading volume during such time period. Additional information about the SEPA can be found in our 8-K filed on November 14, 2022.
Governance Agreement with FF Top and FF Global
As previously disclosed, beginning in June 2022 the Company was party to a dispute with FF Global, its largest stockholder, over various terms of the Shareholder Agreement (as then in effect), including relating to FF Global’s right to remove its designees from the Board. On September 23, 2022, the Company entered into the Heads of Agreement with FF Global and FF Top, pursuant to which, effective as of September 23, 2022, the Company (a) increased the size of the Board from nine to ten, (b) appointed Mr. He to fill the vacancy resulting from such increase in the size of the Board until the 2022 AGM, (c) appointed Mr. He to the Audit Committee and the Nominating and Corporate Governance Committee of the Board and (d) agreed to not remove Mr. He from either committee prior to the 2022 AGM. Pursuant to the Heads of Agreement, FF Top and FF Global caused all actions in the Court of Chancery of the State of Delaware, and any other forum, filed by FF Top, FF Global and/or any of their respective controlled affiliates as of the effective date of the Heads of Agreement, naming the Company or any of its directors or officers, to be dismissed without prejudice as of September 27, 2022. Pursuant to the Heads of Agreement, the Company, FF Global and FF Top agreed to the following matters, and have further agreed to work expeditiously, cooperatively and in good faith to draft, negotiate, execute and deliver definitive documentation, including an amendment to the Shareholder Agreement by no later than December 2, 2022 (or such later date as may be agreed by the Company, FF Global and FF Top in writing), with the Heads of Agreement constituting the binding agreement of the parties with respect to such matters unless and until such further definitive documentation is entered into:
•the Company will call, convene, hold and complete the 2022 AGM on the earliest date permitted under Delaware law and applicable Nasdaq and SEC requirements;
•the size of the Board will be reduced to seven members effective with the directors to be elected at the 2022 AGM;
•the following individuals will be nominated for election to the Board and included on the Board’s recommended slate at the 2022 AGM: (a) Dr. Breitfeld, (b) three directors selected by FF Top, at least one of whom will be an independent director, and (c) three independent directors selected by a committee, consisting of Mr. He (the designee from the Nominating and Corporate Governance Committee of the Board reasonably acceptable to FF Top), Dr. Breitfeld and Mr. Chui Tin Mok (the individual designated by FF Top and reasonably acceptable to the Company) (the “Selection Committee”), from a pool of candidates recruited with the assistance of an executive search firm;
•no re-nomination of existing directors of the Company (other than Dr. Breitfeld and Mr. He) at the 2022 AGM without the consent of the Selection Committee;

•FF Top’s right to maintain three FF Top-nominated directors on the Board through the Company’s 2026 annual general meeting of stockholders (subject to certain conditions) and thereafter the right to nominate directors to the Board based on the formula in the Shareholder Agreement between the Company and FF Top, in each case as long as FF Top maintains a Shareholder Share Percentage (as defined in the Shareholder Agreement) of at least five percent (5%); and
•the resignation of Ms. Swenson and Mr. Krolicki as directors of the Company. It was also agreed that (i) Ms. Swenson and Mr. Krolicki would not thereafter seek or accept re-appointment, re-nomination or re-election to the Board and (ii) that following their resignations from the Board, their seats would be left empty until the 2022 AGM (which would result in the Company having an eight-person Board until the 2022 AGM).
On October 3, 2022, Ms. Swenson and Mr. Scott Vogel, a member of the Board, tendered their resignation from the Board effective immediately. On October 3, 2022, Mr. Jordan Vogel also tendered his resignation from the Board effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release (described below). On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately.
As of November 17, 2022, the Company had executed $80 million in financing commitments toward satisfaction of the Implementation Condition, $19.5 million of which have been funded and made available for the Company’s general use.
In connection with the Heads of Agreement, on September 23, 2022, the Company entered into a Mutual Release (the “Mutual Release”) with FF Global, its executive committee members and their controlled affiliates, FF Global’s controlled affiliates (including FF Top), and the directors of the Company and their controlled affiliates (collectively, and together with the Company, the “Release Parties”), pursuant to which the Release Parties agreed to a mutual release of claims and to settle various matters among them, including with respect to any differences that arose out of the Company directors’ service as a director, employee, officer or manager of the Company up through and including the date of the Mutual Release, subject to customary exceptions.
As a result of the governance settlement described above, we expect that the composition of the Board will change substantially effective as of the completion of the 2022 AGM. See “Item 1A. Risk Factors– The composition of the Company’s Board has changed, and is expected to further change substantially prior to or immediately following completion of the 2022 AGM.” In addition, as a result of these developments, Mr. Jia and FF Global have strengthened their already significant influence over the Company. See “Item 1A. Risk Factors– Yueting Jia and FF Global, over which Mr. Jia exercises influence, have the ability to significantly influence the Company’s management, business and operations, and may use this ability in ways that are not aligned with the Company’s business or financial objectives or strategies or that are otherwise inconsistent with the Company’s interests. Such significant influence may increase if and to the extent the current members of the Board and management are removed and replaced with individuals who are aligned with Mr. Jia and/or FF Global.”
Shortly following the execution of the Heads of Agreement, FF Global began making additional demands of the Company which were beyond the scope of the terms contemplated by the Heads of Agreement and pertained to, among other things, the Company’s management reporting lines and certain governance matters. On September 30, 2022, FF Global alleged that the Company was in material breach of the spirit of the Heads of Agreement. The Company believes it is in full compliance with the Heads of Agreement and intends to comply with its terms, and disputes any characterization to the contrary.
On October 14, 2022, FF Top delivered to the Company a “Notice of Nomination of Replacement FF Top Designees” stating, among other things, that FF Top was nominating Ms. Li Han to fill the vacancy on the Board left by Ms. Swenson’s resignation. FF Top asserted the right to nominate Ms. Li Han to fill the vacancy created by Ms. Swenson’s resignation because such resignation was not effected in accordance with the Heads of Agreement, and thus, the provision that Ms. Swenson’s seat would remain empty until the 2022 AGM did not apply. FF Top maintained that it believed that Ms. Swenson’s vacancy should be filled with a nominee of FF Top, notwithstanding the current level of FF Top’s beneficial ownership of the Company shares, in light of substantial dilution in its ownership of the Company shares based on recent financing transactions entered into by the Company.
On October 22, 2022, the Company and FF Top entered into the FF Top Amendment to the FF Top Voting Agreement. Pursuant to the FF Top Amendment, FF Top (among other things) reaffirmed its commitment under the FF Top Voting Agreement, in light of the extension of the maturity date of the Bridge Notes under the Third Amendment, to vote all of its shares of the Company voting stock in favor of the proposal to approve (for purposes of the Nasdaq listing rules) the issuance, in the aggregate, of shares in excess of 19.99% of the total issued and outstanding shares of the Company Common Stock pursuant to the Financing Documents at the special meeting of the Company’s stockholders held on November 3, 2022. FF Top’s obligations pursuant to the FF Top Amendment are conditioned on (i) the appointment of Mr. Chen (or a substitute nominee, as applicable), in lieu of Ms. Li Han, to the Board as the fourth FF Top designee no later than October 27, 2022

(provided that Mr. Chen or a substitute nominee, as applicable, is reasonably acceptable to the Nominating and Corporate Governance Committee of the Board with respect to the Nasdaq independence rules and legal compliance and criminal compliance) (provided that if Mr. Chen is not acceptable to the Nominating and Corporate Governance Committee of the Board, then FF Top will be permitted to nominate another individual to the Board); and (ii) constructive engagement by Mr. He, the Chairman of the Board, directly with representatives of FF Top on certain additional governance and management matters and, to the extent the Chairman of the Board so determines, in his discretion, such matters will be put to a discussion and a vote of the full Board. On October 27, 2022, Mr. Chen was appointed to the Board. On October 28, 2022, Mr. Krolicki tendered his resignation from the Board effective immediately.
While the Company is in discussions with FF Global regarding these additional demands, such disputes divert management and Board resources and are costly. There can be no assurance that this or any other dispute between the Company and FF Global will not result in litigation. See “Item 1A. Risk Factors– Disputes with our stockholders are costly and distracting.”
Financing Discussions and New Convertible Note and Warrant Financing
In order to fund its ongoing operations and business plan, including to launch the FF 91, FF is seeking to raise additional capital from various fundraising efforts currently underway. Although FF has successfully obtained commitments from several investors and continues financing discussions with multiple parties, FF has experienced delays in securing additional funding commitments relative to its business plan included in the Form 8-K filed on July 25, 2022, which have exacerbated the supply chain pressures on FF’s business. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including implementing headcount reductions and other expense reduction and payment delay measures. Further efforts, including additional headcount reductions, may be undertaken in response to FF’s financial condition and market conditions. The timing of first deliveries of FF 91 vehicles is uncertain and is not expected to occur in 2022 and remains subject to various conditions, many of which are outside of FF’s control, including the timing, size, and availability of additional financing as well as the implementation and effectiveness of FF’s headcount reductions and other expense reduction and payment delay measures. It is also subject to suppliers meeting their commitments on program deliverables including parts, and timely and successful certification testing. There is no assurance FF will be able to raise sufficient funding to launch the FF 91, develop the manufacturing capabilities and processes, or secure reliable sources of component supply to meet the quality, engineering, design or production standards, or the required production volumes to successfully grow into a viable business.
FF is actively engaged in confidential discussions and negotiations with entities affiliated with FF Top and other potential investors with respect to purchasing incremental convertible senior secured notes on the same terms as FF Simplicity Ventures LLC under the SPA. There can be no assurance that FF will be able to successfully obtain additional incremental convertible senior secured note Purchasers under the SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. In particular, the Company is currently conducting due diligence on potential financing sources. This process has been time consuming and may result in the Company not being able to consummate any financing from these or other financing sources on a timely basis or at all. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our launch plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.
FF’s cash needs after the launch of the FF 91 will depend on the extent to which FF’s actual costs vary from FF’s estimates and FF’s ability to control these costs and raise additional funds. Any challenges in supplier engagements, delays in ramping capacity or labor at the Hanford facility or for sales and service engagements, rising prices of materials, or ongoing global supply chain disruptions may further increase the need for additional capital to launch the FF 91 series. In particular, recently, some suppliers have threatened to terminate their relationship with the Company because of late payments or requested accelerated payments and other terms and conditions as a result of our past payment history and concerns about the Company’s financial condition, leading to less favorable payment terms than the Company had anticipated, and delaying or putting at risk certain deliveries. FF is in active negotiations with these suppliers to minimize these risks. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.
Components of FF’s Results of Operations
Key Factors Affecting Operating Results (in thousands)
FF’s performance and future success depend on several factors that present significant opportunities but also pose risks and challenges including those discussed below and in the section titled “Risk Factors” in the Form 10-K, as updated in this Report.

Faraday Future Vehicle Launch
FF expects to derive revenue from the sale of the FF 91. FF previously expected deliveries of the FF 91 series to begin in the fourth quarter of 2022. However, in light of delayed timing in securing funding commitments needed to fund its projected use of cash, FF no longer expects to begin deliveries of the FF 91 in the fourth quarter of 2022. The timing of first deliveries of FF 91 vehicles is uncertain and is not expected to occur in 2022 and remains subject to various conditions, many of which are outside of FF’s control, including the timing, size, and availability of additional financing as well as the implementation and effectiveness of FF’s headcount reductions and other expense reduction and payment delay measures. It is also subject to suppliers meeting their commitments on program deliverables including parts, and timely and successful certification testing. FF plans to manufacture the FF 91 in its own manufacturing facility in Hanford, California. The FF 81, FF 71, and SLMD electric vehicle models are in various stages of development and are planned to be released after the FF 91.
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
To date, FF has not yet sold any electric vehicles. As a result, FF will require substantial additional capital to develop products and fund operations for the foreseeable future. Until FF can generate sufficient revenue from product sales, FF will fund its ongoing operations through a combination of various funding and financing alternatives, including equipment leasing and construction financing of the Hanford, California, ieFactory California, manufacturing facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of its ieFactory California manufacturing facility will impact FF’s ability to generate revenue. For additional discussion of the substantial doubt about FF’s ability to continue as a going concern, see Note 2, Liquidity and Capital Resources in the notes to the unaudited Condensed Consolidated Financial Statements and for further details on liquidity, please see the “Liquidity and Capital Resources” section below.
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
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment relates to the abandonment of certain FF 91 program construction in progress assets, primarily vendor tooling, machinery, and equipment, due to the redesign of the related FF 91 components and implementation of FF’s cost reduction program. Charges associated with disposals are recognized within operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Non-operating Expenses
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
Loss on Extinguishment or Settlement of Related Party Notes Payable, Notes Payable and Vendor Payables in Trust, net
Loss on extinguishment or settlement of related party notes payable, notes payable, and vendor payables in trust, net consists of losses resulting from the settlement of related party notes payable, notes payable, and vendor payables in trust in connection with the Business Combination.
Results of Operations (in thousands) (Unaudited)
FF has not generated any revenue from the design, development, manufacturing, engineering, sale, or distribution of its electric vehicles. Please refer to the section “Risk Factors” in the Form 10-K, as updated in this Report for a full discussion on the risks and uncertainties related to costs.

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021
Consolidated Statements of Operations
Operating expenses
Research and development	$48,062	$79,757
Sales and marketing	3,888	6,832
General and administrative	28,655	36,725
Loss on disposal of property and equipment	—	62,342
Total operating expenses	80,605	185,656

Loss from operations	(80,605)	(185,656)
Change in fair value measurements	(6,966)	(22,747)
Interest expense	(663)	(296)
Related party interest expense	(996)	(1,597)
Other (expense) income, net	(6,457)	1,117
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net	(7,690)	(94,727)
Loss before income taxes	(103,377)	(303,906)
Income tax provision	—	—
Net loss	$(103,377)	$(303,906)
Research and Development

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Research and development	$48,062	$79,757	$(31,695)	(40)%
The decrease in research and development expense of $31,695 was primarily due to the occurrence of expense in the three months ended September 30, 2021, related to a non-exclusive, perpetual, irrevocable, and sublicensable license to use an electric vehicle manufacturing platform owned by Liankong, a subsidiary of Geely Holdings, for $50,000, reserve for unrecoverable value added taxes of $2,984, and expense associated with the grant of restricted stock awards issued as a bonus to employees and other service providers in connection with the closing of the Business Combination of $6,061 with no comparable activity in the three months ended September 30, 2022. The decrease is further derived from a $5,985 reduction in bonus accruals given the Company’s liquidity needs and as part of the implementation of costs saving measures. These decreases were partially offset by higher expenses for engineering, design, and testing (“ED&T”) services of $13,991, professional services of $8,363 and employee compensation related expenses of $11,795, incurred to support the development of the FF 91.
Sales and Marketing

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Sales and marketing	$3,888	$6,832	$(2,944)	(43)%
The decrease in sales and marketing expense of $2,944 was primarily due to the occurrence of expense in the three months ended September 30, 2021, related to restricted stock awards issued as a bonus to employees and other service providers in connection with the closing of the Business Combination of $1,797, with no comparable activity in the three months ended September 30, 2022, lower allocations of overhead expenses based on headcount of $1,526, and a decrease in marketing-related expenses due to the implementation of cost saving measures of $706, partially offset by an increases in employee compensation and related expenses of $794 and stock-based compensation expense of $278 due to an increase in headcount.

General and Administrative

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
General and administrative	$28,655	$36,725	$(8,070)	(22)%
The decrease in general and administrative expense of $8,070 was primarily related to restricted stock awards issued as a bonus to employees and other service providers in connection with the closing of the Business Combination of $1,797 during the three months ended September 30, 2021, with no comparable activity in the three months ended September 30, 2022, lower accruals for legal contingencies of $18,753, and lower allocated expenses resulting from cost reduction initiatives of $1,431, partially offset by an increase in professional services primarily related to the Special Committee investigation, financing efforts and governance matters totaling $26,049, an increase in information technology related expense, including software licenses, of $688, and an increase in employee benefits and stock compensation of $647 and $301, respectively, both due to an increase in headcount.
Loss on disposal of property and equipment

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Loss on disposal of property and equipment	$—	$62,342	$(62,342)	(100)%
During the three months ended September 30, 2021, the Company wrote off $62,342 relating to the abandonment of certain construction in progress FF 91 program assets, primarily vendor tooling, machinery and equipment, due to the redesign of the related FF 91 components and implementation of FF’s cost reduction program. For the three month period ended September 30, 2022, there was no comparable activity.
Change in Fair Value Measurements

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Change in fair value measurements	$(6,966)	$(22,747)	$15,781	69%
The change in fair value measurements for the three months ended September 30, 2022 is primarily due to notes payable that were measured at fair value in the comparative period in 2021 and were converted during 2022, partially offset by the issuance of new notes during the period which contained significant original issue discounts and favorable conversion features, resulting in a charge to fair value measurement expense.
Interest Expense

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Interest expense	$(663)	$(296)	$(367)	(124)%
The increase in interest expense during the three months ended September 30, 2022, was due to the Company issuing new notes in the principal amount of $44,500, partially offset by a reduction in capital lease interest charges as a result of the successful sale leaseback transaction of the Company’s Gardena, California headquarters in the three months ended December 31, 2021 and principal balances totaling $85,193 which were settled in the three months ended March 31, 2022.
Related Party Interest Expense

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Related party interest expense	$(996)	$(1,597)	$601	38%

The decrease in related party interest expense for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily due to the Company’s settlement of $91,420 principal amounts of related party notes payable upon closing of the Business Combination in July 2021, which accrued interest from July 1, 2021, to July 21, 2021.
Other Expense, Net

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Other (expense) income, net	$(6,457)	$1,117	$(7,574)	NM
The change in Other (expense) income, net of $7,574 was primarily due to foreign currency transaction losses of $5,986 in the three months ended September 30, 2022, resulting from the revaluation of transactions denominated in currencies other than local currencies, including $3,026 related to vendor deposits paid by the U.S. operations, franchise, other taxes and bank fees of $448 and penalties related to late vendor payments of $405.
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net	$(7,690)	$(94,727)	$87,037	92%
The loss in the three months ended September 30, 2022 represents an extinguishment due to the change in the conversion price relating to an amendment to convertible notes issued during the period. The loss in the three months ended September 30,2021 represents the conversion of certain related party notes payable, notes payable, and vendor payables in trust to equity at $10 per share which was below the fair value of the stock on the date of conversion in connection with the closing of the Business Combination.
Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
Consolidated Statements of Operations
Operating expenses
Research and development	$260,221	$94,506
Sales and marketing	16,272	11,099
General and administrative	89,173	64,148
Loss on disposal of property and equipment	1,407	62,987
Total operating expenses	367,073	232,740

Loss from operations	(367,073)	(232,740)
Change in fair value measurements	(622)	(60,394)
Interest expense	(5,537)	(26,550)
Related party interest expense	(2,931)	(15,765)
Other expense, net	(14,307)	(718)
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net	(7,690)	(96,036)
Loss before income taxes	(398,160)	(432,203)
Income tax provision	(9)	(3)
Net loss	$(398,169)	$(432,206)
Research and Development

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Research and development	$260,221	$94,506	$165,715	175%
The increase in research and development expense was primarily due to the increase in ED&T services of $153,954 and professional services related expense of $12,224 as the Company re-engaged suppliers and made significant purchases of ED&T services to progress the development of the FF 91; an increase in personnel and compensation related expenses and stock-based compensation expenses due to increased headcount of $45,382 and $5,871, respectively; an increase in information technology related expense due to increases in business activities and headcount of $7,896, partially offset by a decrease in general expenses of $57,365, primarily due to expensing a one-time amount of $50,000 for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform owned by Liankong, a subsidiary of Geely Holdings, and recognition of restricted stock awards issued as a bonus to employees and other service providers in connection with the closing of the Business Combination during the nine months ended September 30, 2022, of $6,061.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Sales and marketing	$16,272	$11,099	$5,173	47%
The increase in sales and marketing expense was primarily due to an increase in personnel and compensation related expenses of $6,703, stock-based compensation expense of $593 and employee benefits relates expenses of $489 due to an increase in headcount; an increase in marketing expenses due to an increase in marketing efforts of $614 and an increase in rent relates expense of $865 due to increase in business activity, partially offset by primarily restricted stock awards issued as a bonus to employees and other service providers in connection with the closing of the Business Combination during the nine months ended September 30, 2022 and other overhead expenses of $3,408 and a decrease in professional services related expenses of $644.
General and Administrative

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
General and administrative	$89,173	$64,148	$25,025	39%
The increase in general and administrative expense was primarily due to an increase in professional service expenses primarily related to the Special Committee investigation in the amount of $50,311; an increase in personnel and compensation related expenses of $11,574 due to headcount changes; an increase in insurance related expenses of $7,236, partially offset primarily by lower provisions for legal contingencies of $18,753; decrease in general expenses of $13,003 primarily related to expenses recognized in connection with issuance of restricted stock awards as compensation for prior salary reductions during the nine months ended September 31, 2021 with no comparable activity in the nine months ended September 31, 2022; decrease in stock based compensation of $1,468 and a decrease in depreciation and amortization expense and other overhead expenses primarily due to change in allocations of expenses to Research and development and Sales and Marketing of $5,170.
Loss on disposal of property and equipment

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Loss on disposal of property and equipment	$1,407	$62,987	$(61,580)	(98)%
The loss on disposal of property and equipment during the nine months ended September 30, 2022, is due to the continued refinement of the bill of materials of the FF 91. During the nine months ended September 30, 2021, the Company wrote off $62,342 relating to the abandonment of certain construction in progress FF 91 program assets, primarily vendor tooling, machinery and equipment, due to the redesign of the related FF 91 components and implementation of FF’s cost reduction program.

Change in Fair Value Measurements

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Change in fair value measurements	$(622)	$(60,394)	$59,772	99%
The change in fair value measurements for the three months ended September 30, 2022 is primarily due to notes payable, related party notes payable and warrant liabilities that were measured at fair value in the comparative period in 2021 and were converted during 2022, partially offset by the issuance of new notes during the period which contained significant original issue discounts and favorable conversion features, resulting in a charge to fair value measurement expense.

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Interest expense	$(5,537)	$(26,550)	$21,013	79%
The decrease in interest expense during the nine months ended September 30, 2022 was due to the Company’s settlement of $85,202 principal of notes payable upon closing of the Business Combination in 2021 which resulted in a decrease of interest between the periods. Further decreases resulted from the repayment of $85,193 in notes payable principal in the nine months ended September 30, 2022 and interest related to finance leases as a result of the successful sale leaseback transaction of the Company’s Gardena, California headquarters in the three months ended December 31, 2021. These decreases were partially offset by increases in interest expense related to the ATW NPA Notes which bore interest in 2022 due to the triggering of interest clauses, interest expense related to new Bridge Notes in 2022 with principal balances of $44,500.
Related Party Interest Expense

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Related party interest expense	$(2,931)	$(15,765)	$12,834	81%
The decrease in related party interest expense for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to the Company’s settlement of $91,420 principal amounts of related party notes payable upon closing of the Business Combination in July 2021, which accrued interest from July 1, 2021, to July 21, 2021.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Other expense, net	$(14,307)	$(718)	$(13,589)	NM
The change in other expense, net was primarily due to increase in foreign exchange loss of $13,304 resulting from transactions denominated in currencies other than local currencies.
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net	$(7,690)	$(96,036)	$88,346	92%
The loss in the nine months ended September 30, 2022 relates to a modification of the conversion price as part of an amendment to notes issued during the period, which was treated as extinguishment for accounting purposes. The loss in the nine months ended September 30,2021 represents the conversion of certain related party notes payable, notes payable, and vendor payables in trust to equity at $10 per share which was below the fair value of the stock on the date of conversion in connection with the closing of the Business Combination.

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
As of September 30, 2022, the Company’s principal source of liquidity was cash totaling $31,766, which was held for working capital and general corporate purposes.
The timing of first deliveries of FF 91 vehicles is uncertain and is not expected to occur in 2022 and remains subject to various conditions, many of which are outside of FF’s control, including the timing, size, and availability of additional financing as well as the implementation and effectiveness of FF’s headcount, temporary salary and other expense reductions as well as payment deferral measures. It is also subject to suppliers meeting their commitments on program deliverables including parts, and timely and successful certification testing. In order to fund its ongoing operations and business plan, including to launch the FF 91, FF is seeking to raise additional capital from various fundraising efforts currently underway to supplement its cash on hand.
From August 14, 2022 through September 25, 2022, the Company obtained commitments from several investors totaling $132,000 in new convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $72,000 under these commitments has been funded to date, through which the Company received $61,149 (net of original issue discount and transaction costs). Of the remaining balance of $40,000 committed by Senyun, an amount of $20,000 is expected to be received by the end of 2022, subject to the satisfaction of certain conditions, and an amount of $20,000 is contingent upon the launch of the FF 91 as well as subject to certain other conditions. The Company also has the right to force the conversion of the warrants underlying the Warrant Reserve, as such term is defined in Note 12, Stockholders' Equity, for a total exercise price of $20,000 in cash, upon the completion of certain milestones and conditions. The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments relative to its business plan included in the Form 8-K filed on July 25, 2022, which have exacerbated the supply chain pressures on FF’s business. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including reducing spending, extending payment cycles and implementing other similar measures. If our ongoing capital raising efforts are unsuccessful or significantly delayed, or if we experience prolonged material adverse trends in our business, our production will be delayed or decreased, and our actual use of cash, production volume and revenue for 2022 will vary from our previously disclosed forecasts, and such variances may be material. While FF is actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise additional capital on terms acceptable to it or at all. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Incremental capital needs beyond 2022 to fund development of the Company’s remaining product portfolio will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs.
As described under “- Financing Discussions and New Convertible Note and Warrant Financing,” on November 11, 2022, the Company entered into a SEPA with Yorkville, which provides the Company the sole right, but not the obligation, to direct Yorkville from time to time to purchase up to $200 million (“Commitment Amount”) of the Company’s shares of Class A Common Stock during the commitment period ending November 11, 2025, at a 3% discount of the VWAP (as defined below) of the shares during the three preceding days of each issuance. The Company has the option to increase the Commitment Amount to up to $350,000 during the commitment period. The Company agreed to issue 789,016 shares of Class A Common Stock in satisfaction of the commitment fee agreed upon in the SEPA. As of the date the unaudited Condensed Consolidated Financial Statement were issued, the Company did not direct Yorkville to buy any shares of Class A Common Stock. The Company shall use commercially reasonable efforts to prepare and file with the SEC a Registration Statement for the resale by Yorkville of the shares of Class A Common Stock to be issued under the SEPA (including the 789,016 commitment shares). The Company shall not have the ability to draw funds until the effectiveness of such registration statement and the satisfaction of certain other conditions..
Any purchase would be subject to certain limitations, including that Yorkville shall not purchase any shares that would result in it and its affiliates beneficially owning more than 9.99% of the then outstanding voting power or number of shares of Class A Common Stock or any shares that would exceed 19.99% of all shares of Class A Common Stock and Class B Common Stock of the Company outstanding on the date of the SEPA, unless Company shareholder approval was obtained allowing for issuances in excess of such amount (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including where the average price of all shares of Class A Common Stock equals or exceeds $0.62 per share.
Despite the access to liquidity resulting from the SEPA when and if it shall become effective, the Warrant Reserve and the unfunded commitments from the SPA, the Company projects that it may require additional funds during the remainder of 2022 and will require additional funds beyond 2022 in order to continue operations and support the ramp-up of production of the FF 91 to generate revenues to put the Company on a path to cash flow break-even. Incremental capital needs beyond 2022 to fund development of the Company’s remaining product portfolio will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs.
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,322,685 as of September 30, 2022. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $990,983 which it used to settle certain liabilities and the remainder of which management has used to finance the ongoing operations of the business.
The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 8, Related Party Notes Payable and Note 9, Notes Payable, the sale of Preferred and Common Stock (see Note 12, Stockholders’ Equity) and the net proceeds received from the Business Combination and the PIPE Financing (see Note 3, Business Combination).
The Company’s ongoing liquidity needs will depend on the extent to which the Company’s actual costs vary from the Company’s estimates and the Company’s ability to control these costs, as well as the Company’s ability to raise additional funds. The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials, potential impact of the COVID-19 pandemic, and general macroeconomic conditions. Refer to the section titled “Risk Factors” of the Company’s Form 10-K, as updated in this Report, for a full discussion of the risks. The Company’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties. The Company expects to continue to generate significant operating losses for the foreseeable future. The plans are dependent on the Company being able to continue to raise significant amounts of capital through the issuance of additional notes payable and equity securities.
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
Significant Related Party Notes Payable and Notes Payable Facilities
The Company has been significantly funded by notes payable from related parties and third parties. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer.
The following tables summarize the outstanding related party notes payable and notes payable as well as the related schedules of maturities of the related party notes payable and notes payable. See Note 8, Related Party Notes Payable and Note 9, Notes Payable in FF’s unaudited Condensed Consolidated Financial Statements.

Related party notes payable consists of the following as of September 30, 2022:

	September 30, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Balance as of September 30, 2022	Interest Expense for the Three Months Ended September 30, 2022	Interest Expense for the Nine Months Ended September 30, 2022
Related party notes – China	Due on Demand	18%	$8,451	$996	$2,931
Related party notes – China various other	Due on Demand	0%	3,802	—	—
			$12,253	$996	$2,931
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of related party notes payable as of September 30, 2022 were as follows:

Due on demand	$12,253
Related party notes payable consists of the following as of December 31, 2021:

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Net Carrying Value at 12/31/21
Related party notes - China	Due on Demand	18%	$9,411	$9,411
Related party notes - China various other	Due on Demand	0%	4,244	4,244
Total related party notes payable			$13,655	$13,655
The Company has entered into notes payable agreements with third parties, which consists of the following as of September 30, 2022:

	September 30, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Three Months Ended September 30, 2022	Interest Expense for the Nine Months Ended September 30, 2022
June 2021 Notes (3)	October 31, 2026	0%	$4,012	$612	$(955)	$3,669	$—	$—
Optional Notes (3)	October 31, 2026	15%	2,687	737	(912)	2,512	28	2,572
Bridge Notes (4)	August 14, 2026	10%	44,500	7,690	(11,421)	40,769	418	418
Notes payable – China various other	Due on Demand	0%	4,902	—	—	4,902	—	—
Auto loans	October 26, 2026	7%	106	—	—	106	—	—
			$56,207	$9,039	$(13,288)	$51,958	$446	$2,990
The Company settled certain notes payable during the nine months ended September 30, 2022 as follows:

	Nine months ended September 30, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Net carrying value at 12/31/2021	Fair Value Measurement Adjustments	Payment Premium	Cash Payment	Conversion into Class A Common Stock
March 1, 2021 Notes (1)	March 1, 2022	14%	$56,695	$(1,695)	$—	$(55,000)	$—
August 26, 2021 Notes (1)	March 1, 2022	14%	30,924	(924)	2,065	(32,065)	—
June 2021 Notes (3)	October 31, 2026	0%	35,071	917	—	—	(35,988)
Optional Notes (3)	October 31, 2026	15%	31,934	(704)	—	—	(31,230)
PPP Loan (2)	April 17, 2022	1%	193	—	—	(193)	—
			$154,817	$(2,406)	$2,065	$(87,258)	$(67,218)

Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of September 30, 2022 are as follows:

Due on demand	$4,902
2022	4,012
2023	2,687
2026	44,606
$56,207

Notes payable consists of the following as of December 31, 2021:

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value
March 1, 2021 Notes	March 1, 2022	14%	$55,000	$7,692	$(5,997)	$56,695
August 26, 2021 Notes	March 1, 2022	14%	30,000	1,011	(87)	30,924
June 9, 2021 Note 1 and Note 2	December 9, 2022	—%	40,000	8,503	(9,522)	38,981
August 10, 2021 Optional Notes	February 10, 2023	15%	33,917	12,283	(11,518)	34,682
Notes payable - China various other	Due on demand	—%	5,458	—	—	5,458
PPP Loan	April 17, 2022	1%	193	—	—	193
Auto loans	Various	Various	121	—	—	121
Total notes payable			$164,689	$29,489	$(27,124)	$167,054
Cash Flow Analysis
Presented below is a summary of FF’s cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in)
Operating activities	$(355,109)	$(237,878)
Investing activities	(112,099)	(37,264)
Financing activities	(40,935)	966,995
Effect of exchange rate changes on cash and restricted cash	11,594	(2,536)
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
Net cash used in operating activities was $355,109 and $237,878 for the nine months ended September 30, 2022 and 2021, respectively. The largest components of FF’s cash used by operating activities during the nine months ended September 30, 2022, were for professional and contracted services totaling $119,526, compensation, benefits and related expenses totaling $95,251 and prepaid insurance totaling $21,732. The largest components of FF’s cash used by operating activities during the nine months ended September 30, 2021, were $69,466 for wages and compensation related expenses, $50,000 for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform, the Geely License, owned by Liankong, a subsidiary of Geely Holdings, and $18,792 for professional services. Net cash used by operating activities for the nine months ended September 30, 2021, included cash used of $3,000 for prepayment of hosting costs. Other movements were related to changes in working capital.
Investing Activities
Net cash used in investing activities was $112,099 and $37,264 for the nine months ended September 30, 2022, and 2021, respectively, related to acquisition of fixed assets.
Financing Activities
Net cash (used in) provided by financing activities was ($40,935) and $966,995 for the nine months ended September 30, 2022, and 2021, respectively.
Net cash used in financing activities during the nine months ended September 30, 2022, primarily consists of $87,258 in repayment of notes payable, including payment premium, and $2,813 in payments of finance lease obligations partially offset by 40,050 and 9,535 in proceeds from notes payable, net of original issue discount and proceeds from exercise of stock options, respectively.
Cash provided from financing activities during the nine months ended September 30, 2021, primarily consists of $229,583 in cash proceeds from the issuance of Class A Common Stock, net of redemptions of $206 as a result of the Business Combination; $761,400 in cash proceeds from the aggregate purchase price in the PIPE Financing; $172,231 in proceeds from the issuance of notes payable net of original issuance discounts; and $10,492 from the exercise of stock options. These were partially offset by cash payments of $61,130 for PIPE Financing transaction costs; $48,210 for settling notes payable and accrued interest; $38,217 for settling related party notes payable and accrued interest; $27,722 for settling vendor payables in trust; $23,148 for Business Combination transaction costs; $3,355 for debt transaction costs; $2,691 for capital lease obligations; and $1,071 for stock issuance costs.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The exchange rates effect on Cash and Restricted cash was $11,594 and $(2,536) for the nine months ended September 30, 2022 and 2021, respectively. The effects of exchange rate changes on cash and restricted cash result from fluctuations on the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Renminbi. Fluctuations in exchange rates against the U.S. dollar may positively or negatively affect FF’s operating results.
Contractual Obligations and Commitments
The following table sets forth, as of September 30, 2022, significant cash obligations that affect FF’s future liquidity:

	Payments Due by Period
	Total	2022 (3 months)	2023 - 2024	2025 - 2026	Thereafter
	(in thousands)
Operating lease obligations	$34,643	$1,289	$10,741	$10,440	$12,173
Finance lease obligations	10,050	643	3,923	3,620	1,864
Related party notes payable	12,253	12,253	—	—	—
Related party accrued interest	12,760	12,760	—	—	—
Notes payable	56,207	8,914	2,687	44,606	—
Accrued interest	541	541	—	—	—
Palantir license	41,667	2,667	19,500	19,500	—
Total contractual obligations	$168,121	$39,067	$36,851	$78,166	$14,037
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
An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Consolidated Financial Statements. For a description of the Company’s significant accounting policies, see Note 1, Nature of Business and Organization and Basis of Presentation of the Notes to the Consolidated Financial Statements for the years ended December 31, 2021 and 2020 included in our Form 10-K for the year ended December 31, 2021.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
FF’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that FF files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on an evaluation of FF’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), FF’s Chief Executive Officer and Interim Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that FF’s disclosure controls and procedures were not effective as of September 30, 2022, due to the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
FF identified material weaknesses in FF’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual Consolidated Financial Statements or interim unaudited Condensed Consolidated Financial Statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
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
The material weaknesses identified in connection with the Special Committee investigation resulted in the revision of our previously filed financial statements as of and for the period ended December 31, 2020 (as disclosed in Note 9 to FF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021) and for the periods ended March 31, 2021 (as disclosed in Note 1 to FF’s Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2022) and September 30, 2021 related to notes payable, related party notes payable, accrued interest, related party accrued interest, interest expense, and related party interest expense as disclosed in Note 1, Nature of Business and Organization and Basis of Presentation within the unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Additionally, each of the material weaknesses described above could result in a material misstatement to substantially all of our accounts or disclosures.
Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting
Management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. During 2021 and the first nine months of 2022, FF made the following enhancements to our internal control over financial reporting:
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
•FF appointed Ms. Becky Roof as Interim Chief Financial Officer (CFO) and engaged an affiliate of AlixPartners LLP to accelerate implementation of Special Committee recommendations including, but not limited to remediation of the material weaknesses in internal control over financial reporting (on October 12, 2022, Ms. Roof resigned from FF upon the successful completion of key milestones in FF’s reporting and fundraising activities, and on October 22, 2022, the Company appointed Ms. Yun Han as Chief Accounting Officer and Interim CFO, effective as of October 25, 2022);
•FF implemented enhanced controls around FF’s related party transactions, including regular attestations;
•FF removed Yueting (“YT”) Jia, FF’s founder, as an Executive Officer, although he will continue in his position as Chief Product & User Ecosystem Officer of the Company, reporting to the Executive Chairperson with his role limited to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and advanced R&D technology;
•Functions previously dual-reporting to Mr. Jia and Mr. Breitfeld will report only to Ms. Swenson (but Mr. Jia may remain involved in long-term strategy) (and following the resignation of Ms. Swenson on October 3, 2022, all FF management (including Mr. Jia) now report directly or indirectly to Dr. Breitfeld, the Global CEO of FF, until

December 9, 2022 or the next Board meeting thereafter while the Board continues to evaluate the appropriate FF management reporting lines; and
•FF adopted an Insider Investment Reporting Policy.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, FF’s internal control over financial reporting.

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
FF was founded in 2014 and has built several prototype and production-intent vehicles. However, to date, FF has not started commercial production of its first electric vehicle. Based on certain management assumptions, including the availability of new funds beginning in the second half of September 2022, timely completion of key equipment installation work at the ieFactory California in Hanford, California, suppliers meeting their commitments on program deliverables including parts, and timely and successful certification testing, FF previously expected deliveries of the FF 91 series to begin in the fourth quarter of 2022. However, in light of delayed timing in securing funding commitments needed to fund its projected use of cash, FF no longer expects to begin deliveries of the FF 91 in the fourth quarter of 2022. The timing of first deliveries of FF 91 vehicles is uncertain and is not expected to occur in 2022 and remains subject to various conditions, many of which are outside of FF’s control, including the timing, size, and availability of additional financing as well as the implementation and effectiveness of FF’s headcount reductions and other expense reduction and payment delay measures. FF is in ongoing discussions with potential financing sources for additional capital required to fund operations through the end of 2022 and beyond. Upon successful conclusion of these efforts, FF expects to announce a new timetable for production and delivery of the FF 91. There is no assurance FF will be able to raise sufficient funding to launch the FF 91, develop the manufacturing capabilities and processes, or secure reliable sources of component supply to meet the quality, engineering, design or production standards, or the required production volumes to successfully grow into a viable business.
Furthermore, even if FF achieves commercial production of electric vehicles, it faces significant barriers to growth in the electric vehicle industry, including continuity in development and production of safe and quality vehicles, brand recognition, customer base, marketing channels, pricing policies, talent management, value-added service packages and sustained technological advancement. If FF fails to address any or all of these risks and barriers to entry and growth, its business and results of operation may be materially and adversely affected.
Given FF’s limited operating history, the likelihood of its success must be evaluated especially considering the risks, expenses, complications, delays and the competitive environment in which it operates. There is, therefore, no assurance that FF’s business plan will prove successful. FF will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling its infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with its growth. In addition, due to the capital-intensive nature of FF’s business, it can be expected to continue to incur substantial operating expenses without generating sufficient revenues to cover those expenditures. There is no assurance FF will ever be able to generate revenue, raise additional capital when required or operate profitably. Any investment in FF is therefore highly speculative.
FF’s operating results forecast relies in large part upon assumptions and analyses developed by its management. If these assumptions and analyses prove to be incorrect, its actual operating results could suffer.
FF’s previously announced business plan projected a use of cash of approximately $166 million for the period October 31, 2022 through December 31, 2022 and $708 million for the full-year 2022, which was dependent on certain operating plans and assumptions and the timing and success of FF’s fundraising activities. FF currently expects to reduce its projected use of cash for October 31, 2022 through December 31, 2022 to approximately $55 million to $105 million and approximately $515 million to $565 million for the full year 2022. In response to the delay in obtaining funding commitments and negative macroeconomic trends in the industry in which FF operates, such as supply chain pressures and cost inflation, FF has identified and begun implementation of certain cost reduction and cash conservation measures, including headcount and temporary salary reductions, supplier payment deferrals, and other cost-cutting measures. FF does not believe that the incremental impact of these cost reduction and cash conservation measures will have a material adverse impact on the timing of delivery of the FF 91. There can be no assurance that FF will be successful in implementing these measures.
In order to fund the proposed use of cash, FF may seek to raise additional capital in 2022 (in addition to $132 million that has been committed to date) to supplement its cash on hand to fund operations through the end of 2022 and, according to FF management’s projections, FF will be required to seek additional capital to fund operations beyond 2022. From August 14, 2022 through September 25, 2022, the Company obtained commitments from several investors totaling $132 million in new convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $72.0 million under these commitments has been funded to date ($61.1 million net of original discount and transaction costs), and $20 million is expected to be received by the end of 2022 subject to the satisfaction of certain conditions. Of the remaining balance of $40 million, an amount of $20 million is committed by Senyun and contingent upon launch of the FF 91 and an amount of $20 million represents the proceeds from the exercise of certain warrants that the Company can force the conversion of upon meeting certain conditions.
The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments relative to its business plan included in the Form 8-K filed on July 25, 2022, which have exacerbated the supply chain pressures on FF’s business. These factors, in addition to the continued rise in inflation and other challenging macroeconomic headwinds, have led FF to take steps to preserve its current cash position, including reducing spending, extending payment cycles and implementing other similar measures, as well as working with suppliers to re-evaluate production schedules and timing. FF expects that it may raise additional capital during the remainder of 2022 and will be required to raise additional capital to fund its operations beyond 2022 to support the ramp-up of production of the FF 91 to generate revenues to put it on a path to cash flow break-even. If our ongoing capital raising efforts are unsuccessful or significantly delayed, or if we experience prolonged material adverse trends in our business, our planned and actual production will be further delayed or decreased, and our actual use of cash and revenue for 2022 may also change. While FF is actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise additional capital on terms acceptable to it or at all. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks.
FF’s cash needs after the launch of the FF 91 will depend on the extent to which FF’s actual costs vary from FF’s estimates and FF’s ability to control these costs and raise additional funds. Any challenges in supplier engagements, delays in ramping capacity or labor at the Hanford facility or for sales and service engagements, rising prices of materials, or ongoing global supply chain disruptions may further increase the need for additional capital to launch the FF 91 series. In particular, recently, some suppliers have threatened to terminate their relationship with FF because of late payments or requested accelerated payments and other terms and conditions as a result of our past payment history and concerns about the Company’s financial condition, leading to less favorable payment terms than FF had anticipated, and delaying or putting at risk certain deliveries. FF is in active negotiations with these suppliers to minimize these risks. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.
FF’s operating results forecast largely relies on management’s assumptions and analyses, which could be incorrect. Additionally, there cannot be any assurance that FF’s current fundraising efforts will be successful. Whether actual operating and financial results and business developments will be consistent with FF’s expectations and assumptions as reflected in the forecast depends on a number of factors, many of which are outside FF’s control, including, but not limited to:

●	whether it can obtain sufficient capital to sustain and grow its business, including the development and launch of future vehicle models;
●	its ability to manage growth;
●	whether it can manage relationships with key suppliers;
●	whether it can sign up and manage relationships with business partners for them to invest in and operate sales and service centers;
●	the ability to obtain necessary regulatory approvals;
●	demand for its products and services;
●	the timing and cost of new and existing marketing and promotional efforts;
●	competition, including established and future competitors;
●	its ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel;
●	the overall strength and stability of domestic and international economies;

●	regulatory, legislative and political changes; and
●	consumer spending habits.
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
FF operates in a capital-intensive industry which requires significant cash to fund its operations. FF expects its capital expenditures to continue to be significant for the foreseeable future as it continues to develop and grow its business. FF’s previously announced business plan projected a use of cash of approximately $166 million for the period October 31, 2022 through December 31, 2022 and $708 million for the full-year 2022, which was dependent on certain operating plans and assumptions and the timing and success of FF’s fundraising activities. FF currently expects to reduce its projected use of cash for October 31, 2022 through December 31, 2022 to approximately $55 million to $105 million and approximately $515 million to $565 million for the full year 2022. In response to the delay in obtaining funding commitments and negative macroeconomic trends in the industry in which FF operates, such as supply chain pressures and cost inflation, FF has identified and begun implementation of certain cost reduction and cash conservation measures, including headcount and temporary salary reductions, supplier payment deferrals, and other cost-cutting measures. FF does not believe that the incremental impact of these cost reduction and cash conservation measures will have a material adverse impact on the timing of delivery of the FF 91. There can be no assurance that FF will be successful in implementing these measures. FF continues to project that may raise additional funds prior to the end of 2022 in order to continue operations. As of November 17, 2022, FF’s cash position was $32 million, including restricted cash of $2.2 million.
Given that FF has 369 non-binding pre-orders as of November 17, 2022 and, based on current projections, vehicle deliveries are not expected in 2022, no revenue is expected in 2022. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. FF may seek to raise additional capital in 2022 to supplement its cash on hand to fund operations through the end of 2022 and, according to FF management’s projections, FF will be required to seek additional capital to fund operations beyond 2022.
From August 14, 2022 through September 25, 2022, the Company obtained commitments from several investors totaling $132 million in new convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $72.0 million under these commitments has been funded to date ($61.1 million net of original discount and transaction costs), and $20 million is expected to be received by the end of 2022 subject to the satisfaction of certain conditions. Of the remaining balance of $40 million, an amount of $20 million is committed by Senyun and contingent upon to the launch of the FF 91 and an amount of $20 million represents the proceeds from the exercise of certain warrants that the Company can force the conversion of upon meeting certain conditions.
The Company is continuing financing discussions with multiple parties, but has experienced delays in securing additional funding commitments relative to its business plan included in the Form 8-K filed on July 25, 2022, which have exacerbated the supply chain pressures on FF’s business. There can be no assurance that FF will be able to successfully obtain additional incremental convertible senior secured note Purchasers under the SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. In particular, FF is currently conducting due diligence on potential financing sources. This process has been time consuming and may result in FF not being able to consummate any financing from these or other financing sources on a timely basis or at all. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our launch plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.
FF’s cash needs after the launch of the FF 91 will depend on the extent to which FF’s actual costs vary from FF’s estimates and FF’s ability to control these costs and raise additional funds. Any challenges in supplier engagements, delays in ramping capacity or labor at the Hanford facility or for sales and service engagements, rising prices of materials, or ongoing global supply chain disruptions may further increase the need for additional capital to launch the FF 91 series. In particular, recently, some suppliers have threatened to terminate their relationship with FF because of late payments or requested accelerated payments and other terms and conditions as a result of our past payment history and concerns about FF’s financial condition, leading to less favorable payment terms than FF had anticipated, and delaying or putting at risk certain deliveries. FF is in active negotiations with these suppliers to minimize these risks. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles. FF is exploring various alternatives to raise additional funding and finance its ongoing operations, including equipment leasing and construction financing of FF’s Hanford, California production facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on FF’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time.
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
FF’s vehicles are in development and the delivery of FF’s first vehicle has experienced, and may continue to experience, significant delays.
FF has not yet commenced production of any model and has not recognized any revenue as of the date hereof. FF’s future business depends in large part on its ability to execute on its plans to develop, manufacture, market, sell and deliver electric vehicles, including FF 91, FF 81, FF 71 series, and SLMD electric vehicle models that appeal to customers. FF previously expected deliveries of the FF 91 series to begin in the fourth quarter of 2022. However, in light of delayed timing in securing funding commitments needed to fund its projected use of cash, FF no longer expects to begin deliveries of the FF 91 in the fourth quarter of 2022. The timing of first deliveries of FF 91 vehicles is uncertain and is not expected to occur in 2022 and remains subject to various conditions, many of which are outside of FF’s control, including the timing, size, and availability of additional financing as well as the implementation and effectiveness of FF’s headcount reductions and other expense reduction and payment deferral measures. It is also subject to suppliers meeting their commitments on program deliverables including parts, and timely and successful certification testing. FF may experience further delays due to reasons such as insufficient capital, supply shortages, design defects, talent gaps, and/or force majeure. For example, FF relies on third-party suppliers for the provision and development of many key components used in FF 91 and other models. To the extent FF’s suppliers experience any delays in providing or developing necessary components, or if they experience quality issues, FF could experience delays in delivering on its timelines. In addition, if FF has to adjust and/or reduce or suspend certain payments to suppliers, such adjustments and/or reductions could further delay the launch date of the FF 91.
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
Since inception, FF has incurred cumulative losses from operations, negative cash flows from operating activities and has an accumulated deficit of $3,323 million, $2,908 million and $2,391 million as of September 30, 2022, December 31, 2021 and 2020, respectively. FF expects to continue to generate significant operating losses for the foreseeable future. Based on FF’s recurring losses from operations since inception and continued cash outflows from operating activities, in FF’s audited consolidated financial statements for the years ended December 31, 2021 and 2020, FF concluded that this circumstance raised substantial doubt about FF’s ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in its report on the consolidated financial statements for the years ended December 31, 2021 and 2020, FF’s independent registered public accounting firm included an explanatory paragraph stating that FF’s recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about FF’s ability to continue as a going concern. FF’s consolidated financial statements for the years ended December 31, 2021 and 2020 do not include any adjustments that may result from the outcome of this uncertainty. However, after the closing of the Business Combination and the PIPE Financing on July 21, 2021, FF received gross proceeds aggregating $991 million which it used to pay $84 million in transaction costs and $140 million (in addition to equity) to settle certain liabilities.
As of September 30, 2022, the Company’s principal source of liquidity was cash totaling $32 million, which was held for working capital and general corporate purposes. As of November 17, 2022, FF’s cash position was $32 million, including restricted cash of $2.2 million.
FF’s previously announced business plan projected a use of cash of approximately $166 million for the period October 31, 2022 through December 31, 2022 and $708 million for the full-year 2022, which was dependent on certain operating plans and assumptions and the timing and success of FF’s fundraising activities. FF currently expects to reduce its projected use of cash for October 31, 2022 through December 31, 2022 to approximately $55 million to $105 million and approximately $515 million to $565 million for the full year 2022. In response to the delay in obtaining funding commitments and negative macroeconomic trends in the industry in which FF operates, such as supply chain pressures and cost inflation, FF has identified and begun implementation of certain cost reduction and cash conservation measures, including headcount and temporary salary reductions, supplier payment deferrals, and other cost-cutting measures. FF does not believe that the incremental impact of these cost reduction and cash conservation measures will have a material adverse impact on the timing of delivery of the FF 91. There can be no assurance that FF will be successful in implementing these measures.
In addition to the risk that the Company’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. FF is seeking to raise additional capital from fundraising efforts currently underway (in addition to $132 million that has been committed to date) to supplement its cash on hand to fund operations, which may not be successful. FF is actively engaged in confidential discussions and negotiations with entities affiliated with FF Top and other potential investors with respect to purchasing incremental convertible senior secured notes on the same terms as FF Simplicity under the SPA described above. See Note 9, Notes Payable for additional information. There can be no assurance that FF will be able to successfully obtain additional incremental convertible senior secured note purchasers under the SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. In particular, the Company is currently conducting due diligence on potential financing sources. This process has been time consuming and may result in the Company not being able to consummate any financing from these or other financing sources on a timely basis or at all. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our launch plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.
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
There can be no assurance that FF will be successful in achieving its strategic plans, that FF’s capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that FF does not meet its strategic plans, FF will be required to reduce discretionary spending, alter or scale back vehicle development programs, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures. Any such events would have a material adverse effect on FF’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. Based on its recurring losses from operations since inception and continued cash outflows from operating activities, FF has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that FF’s unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2022 were issued.

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
FF is taking remedial measures in response to the Special Committee findings. There can be no assurance that such remedial measures will be successful. In addition, there can be no assurance that such remedial measures will be fully implemented in light of the recent corporate governance agreement with FF Top and FF Global.
In November 2021, the Board established a special committee of independent directors (the “Special Committee”) to investigate allegations of inaccurate Company disclosures. The Special Committee engaged independent legal counsel and a forensic accounting firm to assist in its review. The Special Committee made several findings, including that certain statements made by or on behalf of FF in connection with the PIPE Financing were inaccurate; that deficiencies existing in the Company’s internal control environment; and that certain of the Company’s policies and procedures required enhancement. Based on the results of the Special Committee investigation and subsequent investigative work based on the Special Committee’s findings performed under the direction of the Executive Chairperson and reporting to the Audit Committee, the Board directed management to implement a number of remedial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Committee Investigation” for more information regarding the findings and remedial actions relating to the Special Committee investigation.
Although FF is in the process of implementing the remedial measures directed by the Board and is committed to addressing the issues identified in connection with the Special Committee review and subsequent investigative, no assurance can be provided that such remedial measures will be successful in resolving the problems identified by the Special Committee, will insulate the Company from the consequences of past disclosure inaccuracies, or will be successful in preventing inaccurate disclosures in the future. The Company also cannot predict whether, or to what extent, such remedial actions will impact its operations or financial results.
There can be no guarantee that the Special Committee investigation revealed all instances of inaccurate disclosure or other deficiencies, or that other existing or past inaccuracies or deficiencies will not be revealed in the future. Additional inaccuracies or deficiencies could subject the Company to further litigation and regulatory investigations and could contribute to a failure of the Company to meet its SEC reporting obligations in a timely manner, any of which could adversely impact investor confidence in the Company, contribute to a decline in trading prices for the Company’s securities and interfere with the Company’s ability to access financing.
On September 23, 2022, FF entered into the Heads of Agreement with FF Global and FF Top, pursuant to which the Company has agreed to significant changes to the Board and Company governance, as more fully described in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Governance Agreement with FF Top and FF Global.” Certain of such changes may undercut some of the remedial measures that FF has implemented to date and/or preclude FF from fully implementing other remedial measures. For instance, Ms. Swenson, who was appointed to the position of Executive Chairperson that the Board created based on the Special Committee investigation, tendered her resignation from her role as both Executive Chairperson and member of the Board on October 3, 2022, effective immediately, and Mr. Adam (Xin) He was appointed to serve as Interim (non-Executive) Chairman of the Board effective as of the same date. The Company expects that the Board seated after the 2022 AGM will select a permanent Chairperson of the Board. Following the resignation of Ms. Swenson, all FF management (including Mr. Yueting Jia) now report directly or indirectly to Dr. Breitfeld, the Global CEO of the Company, until December 9, 2022 or the next Board meeting thereafter while the Board continues to evaluate the appropriate FF management reporting lines. Effective as of October 4, 2022, Mr. Jia was also appointed as Founder Advisor, in which capacity he will act as an advisor to the Board (with no change to his current compensation).
Given the governance changes pursuant to the Heads of Agreement, such as those described above and further changes to the composition of the Board post-2022 AGM, there can be no assurance that the remedial actions approved by the Board in connection with the Special Committee investigation will be fully implemented or successful. Pursuant to the Heads of Agreement, subject to the satisfaction of the $35 million of additional funding condition, no incumbent directors will be re-nominated at the 2022 AGM other than Dr. Breitfeld and Mr. He, without the consent of the Selection Committee. $19.5 million of the $35 million of additional funding has been funded as of the date of this Report. The Selection Committee is comprised of Dr. Breitfeld, Mr. He and Mr. Chui Tin Mok. As a result, since the composition of the Board is expected to significantly change at the 2022 AGM, there can be no assurance that some or all the remedial actions will continue to be implemented.

FF is involved in an SEC investigation, and may be further subject to investigations and legal proceedings related to the matters underlying the Special Committee investigation, which may result in adverse findings, damages, the imposition of fines or other penalties, increased costs and expenses and the diversion of management’s time and resources.
On December 23, 2021, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934 was filed in the United States District Court, Central District of California, against the Company, among others, and its current Global CEO, its former CFO, its current Chief Product and User Ecosystem Officer, as well as the CFO of Legacy FF and former CFO of the Company, and the Co-CEOs of PSAC. Also, on March 8, March 21, April 11, and April 25 2022, putative stockholder derivative lawsuits were filed in the United States District Court, Central District of California and United States District Court, District of Delaware against numerous current and former officers and directors of the Company alleging violations of the Securities Exchange Act of 1934 and various common law claims. Also, on June 14, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, the Company, its current Global CEO, its former CFO and its current Chief Product and User Ecosystem Officer alleging breaches of fiduciary duties. Lastly, on September 21, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, the Company, the Co-CEOs and independent directors of PSAC, and certain third-party advisors to PSAC, alleging breaches of fiduciary duties, and aiding and abetting the alleged breaches, in connection with disclosures and stockholder voting leading up to the Business Combination. See Note 11, Commitments and Contingencies for further information regarding these lawsuits.
In connection with the Special Committee investigation, FF, certain members of the management team and FF employees received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation beginning in October 2021. FF, which had previously voluntarily contacted the SEC in connection with the Special Committee investigation, is cooperating fully with the SEC’s investigation. The outcome of such an investigation is difficult to predict, and the SEC may expand the scope of its investigation beyond that of the Special Committee. We have incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss. In addition, the SEC may subject our directors, officers and employees to fines, penalties and other punitive actions. In June 2022, FF received a preliminary request for information from the U.S. Department of Justice (“DOJ”) in connection with the matters that were the subject of the Special Committee investigation. FF has responded to that request and intends to fully cooperate with any future requests from the DOJ.
On October 20, 2022, FF received a subpoena from the SEC requiring FF to produce certain documents relating to FF’s transactions with Senyun International Ltd. FF intends to fully comply with the subpoena.
FF has incurred legal and accounting expenses and may continue to incur significant legal and accounting expenditures in connection with the Special Committee investigation, SEC investigation, the shareholders lawsuits and DOJ inquiry. Any legal proceedings resulting from these investigations and litigation, including further shareholder derivative litigation or governmental inquiries or investigations may further divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. Such legal proceedings could also have a material adverse effect on our business, financial condition, results of operations and cash flows including as a result of such expenses or arising from any consequences of such legal proceedings including damages, monetary fines, sanctions, penalties, adverse publicity and damage to reputation.
FF has minimal experience servicing and repairing its vehicles. The inability to adequately service vehicles may adversely affect FF’s business.
FF has minimal experience servicing and repairing its vehicles. Servicing EVs is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Although FF is planning to internalize most aspects of vehicle service over time, initially FF plans to partner with third parties to enable nationwide coverage for roadside and off-road assistance and collision repair needs. There can be no assurance that FF will be able to enter into an acceptable arrangement with any such third-party providers. Although such servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing FF vehicles. There can be no assurance that such service arrangements will adequately address the service requirements of FF’s customers to their satisfaction, or that FF and its servicing partners will have sufficient resources, experience, or inventory to meet these service requirements in a timely manner as the volume of EVs we deliver increases.
In addition, a number of states currently impose limitations on the ability of manufacturers to directly service vehicles. The application of these state laws to our operations could hinder or impede our ability to provide services for our vehicles from a location in every state. As a result, if FF is unable to roll out and establish a widespread service network that complies with applicable laws, customer satisfaction could be adversely affected, which in turn could materially and adversely affect FF’s reputation and thus its business.
In the future, additional pressure may be placed on FF’s customer support team or partners, and FF may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. Customer behavior and usage may result in higher than expected maintenance and repair costs, which may negatively affect FF’s business. FF also could be unable to modify the future scope and delivery of its technical support to compete with changes in the technical support provided by its competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect FF’s results of operations. If FF is unable to successfully address the service requirements of its customers or establish a market perception that FF maintains high-quality support, FF may be subject to claims from customers, including loss of revenue or damages, and FF’s business could be materially and adversely affected.
Yueting Jia, FF’s founder and Chief Product and User Ecosystem Officer, is closely associated with the Company’s image and brand, and his public image may color public and market perceptions of FF. Negative information about Mr. Jia may adversely impact FF. Disassociating from Mr. Jia could also adversely impact FF.
Because of his position as the founder of the Company and his continuing role with the Company as Chief Product and User Ecosystem Officer and as Founder Advisor to the Board (effective as of October 4, 2022), Mr. Yueting Jia is closely associated with the image and brand of FF. As a result, his activities, media coverage about his activities and those of his affiliates and public and market perception of him and his role within FF all contribute to public and market perception of FF, which in turn impacts, among other things, FF’s ability to conduct business, FF’s relationships with its management and employees, FF’s ability to raise financing and FF’s relationships with government and regulatory officials.
Mr. Jia’s activities have in the past resulted in him being subject to discipline by FF. He has also been the subject of regulatory and legal scrutiny for his conduct at FF and in connection with his other business ventures. The following events and activities, among others, and any future similar events and activities could generate negative perceptions about Mr. Jia and, by extension, FF:
a.Mr. Jia was disciplined as part of the Special Committee investigation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Special Committee Investigation” for more information regarding the findings and remedial actions relating to the Special Committee investigation.
b.Mr. Jia personally declared Chapter 11 bankruptcy in 2019; the U.S. bankruptcy court approved a restructuring plan in this proceeding in 2020.
c.The Shenzhen Stock Exchange (“SSE”) determined in 2019 that Mr. Jia was unsuitable for a position as director, supervisor or executive officer of public listed companies in China. This action came as a result of the violation by Leshi Information Technology Co., Ltd. (“LeTV”), an SSE-listed public company founded and controlled by Mr. Jia, of several listing rules, including those related to related party transactions, discrepancies in LeTV’s forecast and financials, and the use of proceeds from a public offering.
d.The China Securities Regulatory Commission notified Mr. Jia in 2021 of its decision to impose fines and a permanent ban from entry into the securities market as a result of misrepresentations in LeTV’s disclosure and financial statements, fraud in connection with a private placement, and other violations of securities laws and listing requirements.
e.Mr. Jia is a named defendant in securities litigation before the Beijing Financial Court brought in 2021 relating to alleged misrepresentations made by LeTV in connection with the matters referred to above. This matter is pending.
f. The Hong Kong Stock Exchange (“HKSE”) notified Mr. Jia in 2021 that he and another former executive director of Coolpad Group Limited (“Coolpad”), an HKSE-listed public company of which Mr. Jia was executive director and chairman, had breached their undertakings to the HKSE as a result of Coolpad’s failure to comply with listing rules relating to timely disclosure and the publishing of financial results. The HKSE determined that Mr. Jia should be removed from the board of Coolpad as his continued service would be prejudicial to the interests of investors.
g. Although FF is subject to risks from its ongoing association with Mr. Jia, if Mr. Jia ceased to be associated with FF, this also could adversely impact FF’s business, operations, brand, management and employee relations and customer relationships, as well as FF’s ability to develop business in China. Customers, employees and investors could conclude that because of Mr. Jia’s long relationship with and involvement in FF’s business, and the substantial contributions he has made to FF’s strategy, products and competitive positioning, a loss of Mr. Jia’s involvement would significantly harm FF’s business and prospects.
Yueting Jia is subject to restrictions in China that may continue if not all creditors participating in his personal bankruptcy restructuring plan request his removal from such restrictions. These restrictions may adversely impact FF’s China strategy.
As a condition to receiving distributions from the trust established as part of Mr. Yueting Jia’s personal bankruptcy restructuring plan, Mr. Jia’s creditors are required to request his removal from a Chinese official list of dishonest judgment debtors and the lifting of any consumption or travel restrictions that are currently imposed on him. This process has not been completed and Mr. Jia remains subject to restrictions that prevent him from working for FF in China. Continuance of these restrictions would adversely impact FF because of our reliance on him to develop our business in China, which is a crucial part of our growth strategy.
Yueting Jia and FF Global, over which Mr. Jia exercises influence, have the ability to significantly influence the Company’s management, business and operations, and may use this ability in ways that are not aligned with the Company’s business or financial objectives or strategies or that are otherwise inconsistent with the Company’s interests. Such significant influence may increase if and to the extent the current members of the Board and management are removed and replaced with individuals who are aligned with Mr. Jia and/or FF Global.
Mr. Yueting Jia founded the Company in 2014, and was its Chief Executive Officer from 2017 until 2019. He chose and led the team creating the FF 91, and as our current Chief Product & User Ecosystem Officer, Mr. Jia continues to be an integral part of the innovation and development of our products. In addition, under the Heads of Agreement, the Company agreed to reinstitute the FF Transformation Committee, a management committee (of which Mr. Jia will be a member and Jerry Wang will initially be an observer as a representative of FF Global) that will discuss business matters being undertaken by the Company (the committee will not have any decision-making authority). Effective as of October 4, 2022, Mr. Jia was also appointed as Founder Advisor, in which capacity he will act as an advisor to the Board (with no change to his current compensation). As a result, Mr. Jia’s responsibilities at the Company have been expanded and his ability to further influence the Company, its management, business and operations has been increased.
FF Global Partners LLC (“FF Global”) is controlled by a board of six voting managers that includes Mr. Jia and certain business associates and a family member, which at times have included directors and senior executives of FF. Despite the participation of some members of our executive management in the management of FF Global, FF Global is not under the control of our Board.
FF Global, in turn, has the ability to influence the Company’s management, business and operations by several means, including:
a.Beneficial ownership of 27.7% of the voting power of the Company’s fully diluted Common Stock. This ownership position makes FF Global the largest holder of our Common Stock, and gives FF Global substantial influence over the composition of our Board (in addition to FF Global’s director nomination rights under the Shareholder Agreement described below), which it is able to use in order to influence, or attempt to influence, Board decision-making.
b.Control of the Partnership Program. As described in under “Business – Partnership Program.” in the Form S-1, acting through FF Global, in July 2019 certain current and former directors and executives of the Company established an arrangement which they refer to as the “Partnership Program.” The Partnership Program provides financial benefits to certain Company directors, management and employees. The Partnership Program is administered by FF Global and is not under the Company’s supervision, and as a consequence the Company cannot be sure that it has all information about the Partnership Program that would be necessary to evaluate or mitigate its impact on FF’s ability to set and ensure the execution of FF’s business objectives and strategies.
c.Exercise of rights to appoint and remove directors. As previously disclosed, beginning in June 2022, the Company was party to a dispute with FF Global over various terms of the Shareholder Agreement (as then in effect), including relating to FF Global’s right to remove its designees from the Board. On September 23, 2022, the Company entered into the Heads of Agreement, which provides for a governance settlement with FF Top that gives FF Global significant influence over the nomination and election of directors to the Board and requires the resignation of Ms. Swenson and Mr. Krolicki (subject to the satisfaction of certain conditions) and appointment of Adam (Xin) He to the Board. Ms. Swenson subsequently tendered her resignation from her role as both Executive Chairperson and member of the Board on October 3, 2022, effective immediately, and Mr. He was appointed to serve as Interim (non-Executive) Chairman of the Board effective as of the same date. The Company expects that the Board seated after the 2022 AGM will select a permanent Chairperson of the Board.
Under the Heads of Agreement, FF Global (through its subsidiary FF Top) has the right to select three directors (at least one of whom must be an independent director) out of a total of seven directors to be included on the Board’s slate for the 2022 AGM. In addition, subject to the satisfaction of the Implementation Condition, no incumbent directors will be re-nominated at the 2022 AGM other than Dr. Breitfeld and Mr. He, without the consent of the Selection Committee. The individuals nominated for election at the 2022 AGM and included on the Board’s recommended slate will therefore be limited to: (a) Carsten Breitfeld, (b) three directors selected by FF Top, at least one of whom will be an independent director, and (c) three independent directors selected by a Selection Committee, comprised of Dr. Breitfeld, Mr. He and Mr. Chui Tin Mok. As a result, the composition of the Board is expected to significantly change at the 2022 AGM.
Pursuant to the Shareholder Agreement as it is expected to be amended pursuant to the Heads of Agreement, following the 2022 AGM and through the Company’s 2026 annual general meeting of stockholders, FF Global has the right to maintain three FF Top-nominated directors on the Board and thereafter FF Global will have the right to nominate a number of directors to our Board that is proportional to its ownership interest in the Company, in each case as long as FF Top maintains a Shareholder Share Percentage (as defined in the Shareholder Agreement) of at least five percent (5%). In addition, the Company has agreed not to increase the size of the Board without the prior approval of FF Top.
On October 14, 2022, FF Top delivered to the Company a “Notice of Nomination of Replacement FF Top Designees” stating, among other things, that FF Top was nominating Ms. Li Han to fill the vacancy on the Board left by Ms. Susan Swenson’s resignation. FF Top asserted the right to nominate Ms. Li Han to fill the vacancy created by Ms. Swenson’s resignation because such resignation was not effected in accordance with the Heads of Agreement, and thus, the provision that Ms. Swenson’s seat would remain empty until the 2022 AGM did not apply. FF Top maintained that it believed that Ms. Swenson’s vacancy should be filled with a nominee of FF Top, notwithstanding the current level of FF Top’s beneficial ownership of the Company’s shares, in light of substantial dilution in its ownership of the Company’s shares based on recent financing transactions entered into by the Company.
On October 22, 2022, the Company and FF Top entered into the FF Top Amendment to the FF Top Voting Agreement. Pursuant to the FF Top Amendment, FF Top (among other things) reaffirmed its commitment under the FF Top Voting Agreement, in light of the extension of the maturity date of the Bridge Notes under the Third Amendment, to vote all of its shares of the Company’s voting stock in favor of the proposal to approve (for purposes of the Nasdaq listing rules) the issuance, in the aggregate, of shares in excess of 19.99% of the total issued and outstanding shares of the Company’s Common Stock pursuant to the Financing Documents at the special meeting of the Company’s stockholders scheduled for November 3, 2022. FF Top’s obligations pursuant to the FF Top Amendment are conditioned on (i) the appointment of Mr. Chad Chen (or a substitute nominee, as applicable), in lieu of Ms. Li Han, to the Board as the fourth FF Top designee no later than October 27, 2022 (provided that Mr. Chen or a substitute nominee, as applicable, is reasonably acceptable to the Nominating and Corporate Governance Committee of the Board with respect to the Nasdaq independence rules and legal compliance and criminal compliance) (provided that if Mr. Chen is not so reasonably acceptable to the Nominating and Corporate Governance Committee of the Board, then FF Top will be permitted to nominate another individual to the Board); and (ii) constructive engagement by Mr. Adam (Xin) He, the Chairman of the Board, directly with representatives of FF Top on certain additional governance and management matters and, to the extent the Chairman of the Board so determines, in his discretion, such matters will be put to a discussion and a vote of the full Board. On October 27, 2022, Mr. Chad Chen was appointed to the Board. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately.
As a result of the foregoing, FF Global has significant influence over the composition of the Board and, as a result, Mr. Jia and FF Global have strengthened their already significant influence over the Company. See “Management – Governance Agreement with FF Top and FF Global” for more information.
The Company has determined that Mr. Jia is not an “executive officer” as such term is defined under Rule 405 of the Securities Act. However, in light of the significant influence Mr. Jia has over the Company’s management, business and operations, which has increased as a result of the Heads of Agreement, the Company’s determination is not free from doubt. Given that Mr. Jia was disciplined by the Company in connection with the Special Committee investigation, and in light of the regulatory sanctions he has faced in China (as described above under “– Yueting Jia, FF’s founder and Chief Product and User Ecosystem Officer, is closely associated with the Company’s image and brand, and his public image may color public and market perceptions of FF. Negative information about Mr. Jia may adversely impact FF. Disassociating from Mr. Jia could also adversely impact FF”), if the Company were to determine in the future that Mr. Jia is an executive officer or if the SEC or another regulatory body were to challenge the Company’s determination, it could adversely affect the outcome of the pending SEC and DOJ investigations of the Company in connection with the matters that were the subject of the Special Committee investigation. Moreover, as a result of Mr. Jia’s regulatory sanctions in China, if Mr. Jia were determined to be an executive officer, the Company’s securities could be delisted by Nasdaq, which would adversely impact our ongoing financing efforts, business and financial position and materially impair the market for and market price of our Class A Common Stock and Warrants. If our securities are delisted by Nasdaq, we are unlikely to be able to raise sufficient additional funds in the near term, and as a result may be required to further delay our launch plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.
Mr. Jia maintains that the litigation previously initiated by FF Global for purposes of changing the Board and management of FF, which has since been dismissed without prejudice pursuant to the Heads of Agreement, was a collective decision made by FF Global and was not Mr. Jia’s decision. Our interests may not coincide with the interests of Mr. Jia or FF Global in all circumstances. For example, our Board may prioritize business or financial objectives or strategies that Mr. Jia or FF Global disagrees with or that Mr. Jia or FF Global considers not to be in their interest. In such a case, Mr. Jia or FF Global could use their significant influence over FF’s stockholders and potential investors, FF’s management, business and operations to advance the interests of Mr. Jia or FF Global notwithstanding any adverse impact on the Company’s interests.
Disputes with our stockholders are costly and distracting.
We have in the past been, and may in the future be, party to various disputes with our stockholders. For example, beginning in June 2022 FF and FF Global were party to a dispute over various terms of the Shareholder Agreement (as then in effect), including relating to FF Global’s right to remove its designees from the Board. As part of this dispute, on June 22, 2022, Matthias Aydt, a current member of the Board and executive officer of the Company and then a member of the board of managers of FF Global, after a discussion with a member of FF Global, relayed to Mr. Krolicki that FF Global would pay Mr. Krolicki up to $700,000, offset by the amount of any severance payments made by the Company, if Mr. Krolicki resigned from the Board. This offer was rejected by Mr. Krolicki.
While the Company entered into a governance settlement with FF Top on September 23, 2022, which included a general mutual release of claims, there can be no assurance that disputes with FF Global or the Company’s other stockholders will not arise in the future. For instance, shortly following the execution of the Heads of Agreement, FF Global began making additional demands of the Company which were beyond the scope of the terms contemplated by the Heads of Agreement and pertained to, among other things, the Company’s management reporting lines and certain governance matters. On September 30, 2022, FF Global alleged that the Company was in material breach of the spirit of the Heads of Agreement. The Company believes it is in full compliance with the Heads of Agreement and intends to comply with its terms, and disputes any characterization to the contrary. While the Company is in discussions with FF Global regarding these additional demands, this or any other dispute could result in litigation, may consume substantial amounts of Board and management time, make it difficult for the Board to operate in a constructive and collegial manner and are likely to be costly to FF. In addition, the diversion of management and Board attention caused by such disputes may risk the successful completion of the Company’s ongoing financing efforts. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our launch plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.
The composition of the Company’s Board has changed, and is expected to further change substantially prior to or immediately following completion of the 2022 AGM.
Pursuant to the Heads of Agreement, subject to the satisfaction of certain contingencies and subject to certain other conditions, it is expected that Mr. Krolicki will resign as director of the Company. Ms. Swenson, our former Executive Chairperson, was also expected to resign at such time, however on October 3, 2022, Ms. Swenson and Mr. Scott Vogel resigned from the Board effective immediately. Mr. Jordan Vogel, the Company’s former Lead Independent Director also resigned on October 3, 2022, effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release. The Board has appointed Mr. He as Interim Chairman effective October 3, 2022.
On October 14, 2022, FF Top delivered to the Company a “Notice of Nomination of Replacement FF Top Designees” stating, among other things, that FF Top was nominating Ms. Li Han to fill the vacancy on the Board left by Ms. Susan Swenson’s resignation. FF Top asserted the right to nominate Ms. Li Han to fill the vacancy created by Ms. Swenson’s resignation because such resignation was not effected in accordance with the Heads of Agreement, and thus, the provision that Ms. Swenson’s seat would remain empty until the 2022 AGM did not apply. FF Top maintained that it believed that Ms. Swenson’s vacancy should be filled with a nominee of FF Top, notwithstanding the current level of FF Top’s beneficial ownership of Company shares, in light of substantial dilution in its ownership of the Company’s shares based on recent financing transactions entered into by the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Governance Agreement with FF Top and FF Global” for more information.
In addition, pursuant to the Heads of Agreement, none of our current directors, other than Mr. Breitfeld and Mr. He, will be re-nominated for election at the 2022 AGM without the approval of the Selection Committee. It is possible that certain of such directors who will not be re-nominated may decide to resign prior to the 2022 AGM. The Selection Committee is in the process of identifying additional independent director candidates, and the Company expects to file a proxy statement and schedule the 2022 AGM as promptly as practicable after a sufficient number of additional independent director candidates has been identified for election at the 2022 AGM. Moreover, one of the conditions to FF Top’s obligations under the FF Top Amendment to the FF Top Voting Agreement is the appointment of Mr. Chad Chen (or a substitute nominee, as applicable), in lieu of Ms. Li Han, to the Board as the fourth FF Top designee no later than October 27, 2022 (provided that Mr. Chen or a substitute nominee, as applicable, is reasonably acceptable to the Nominating and Corporate Governance Committee of the Board with respect to the Nasdaq independence rules and legal compliance and criminal compliance) (provided that if Mr. Chen is not so reasonably acceptable to the Nominating and Corporate Governance Committee of the Board, then FF Top will be permitted to nominate another individual to the Board). On October 27, 2022, Mr. Chad Chen was appointed to the Board. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately. Therefore, there has been substantial recent turnover in the composition of the Board, and we will be required to reconstitute the membership of our Board committees. As a result of the substantial turnover in the composition of the Board and its committees, there can be no assurance that the Board or its committees will function effectively or that there will not be any adverse effects on the Company or its business due to such developments.
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
On October 31, 2022, we received written notice from Nasdaq that we were not in compliance with the Nasdaq requirement for the bid price for Class A Common Stock to be at least $1.00 per share (the “Minimum Bid Requirement”). We have until April 29, 2023 for the bid price for Class A Common Stock to close at $1.00 per share or more for a minimum of 10 consecutive business days. If compliance is not regained by April 29, 2023 (unless Nasdaq exercises its discretion to extend this period), our Class A Common Stock will be subject to a delisting action by Nasdaq. If we are unable to cure the deficiency or regain compliance, the Class A Common Stock will be delisted from Nasdaq.
At a special meeting of the Company’s stockholders held on November 3, 2022, the Company’s stockholders approved (among other proposals) a proposal to approve an amendment to the Amended and Restated Charter to effect a reverse stock split of the Common Stock by a ratio of any whole number in the range of 1-for-2 to 1-for-10, and a corresponding reduction in the number of authorized shares of Common Stock (after adjustment of the number of authorized shares, if applicable, resulting from stockholder approval of the Share Authorization Proposal), with such ratio to be determined in the discretion of the Board and with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of such special meeting of stockholders. This approval gives the Board the discretion to amend the Amended and Restated Charter to effect a reverse stock split (with such ratio to be determined in the discretion of the Board in the range of 1-for-2 to 1-for-10) of the Common Stock at any time within one year of the date of such special meeting of stockholders. A reverse stock split may allow us to meet the Minimum Bid Requirement. However, we cannot assure you that the reverse stock split will be implemented by our Board or that such reverse stock split, if implemented, will be sufficient to enable us to maintain our Nasdaq listing.
The Company has granted preferential director nomination rights to certain investors which may cause the Company to fall out of compliance with Nasdaq listing rules.
The Company has been raising additional capital via debt or equity financings and expects to continue doing so in order to continue its operations. See – FF needs to raise additional capital in the near term, and currently does not have sufficient cash on hand to launch the FF 91 and may be unable to meet its capital requirements, which could jeopardize its ability to continue its business operations.” above. As discussed above, the sale of additional equity or convertible debt securities could result in further dilution of the equity interests of our existing stockholders. Additionally, the Company has entered into arrangements with certain of stockholders that give them additional representation on the Board. Pursuant to the Heads of Agreement, FF Top has the right to maintain three FF Top-nominated directors on the Board through the Company’s 2026 annual general meeting of stockholders (subject to certain conditions) and thereafter the right to nominate directors to the Board based on the formula in the Shareholder Agreement, in each case as long as FF Top maintains a Shareholder Share Percentage (as defined in the Shareholder Agreement) of at least five percent. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Governance Agreement with FF Top and FF Global” for more information. Such right granted to FF Top or other similar rights granted to other investors in the future may cause the Company to fall out of compliance with certain of Nasdaq’s listing rules, in particular Nasdaq Rule 5640, which disallows the voting rights of existing stockholders to be disparately reduced through any corporate action or issuance, and cause the Company’s Class A Common Stock to be delisted from Nasdaq.
The Company does not have sufficient remaining authorized shares of Class A Common Stock to fulfill its obligation to issue shares upon exercise of all of the warrants and conversion of all of the notes issued or issuable under the NPA and SPA, or to pay interest “Make-Whole Amounts” in shares upon conversion of such notes.
Under the SPA, each Purchaser has the option, from time to time until November 10, 2023, to purchase additional senior secured convertible notes (or “Tranche B Notes”) and warrants of the Company, subject to certain conditions, in an aggregate amount not to exceed the initial principal amount of the Bridge Notes and Incremental Notes issued to such Purchaser. Under the NPA, the Investors have a similar option to acquire additional Optional Notes and warrants of the Company, subject to certain conditions. If the Purchasers and Investors were to exercise their respective options to acquire Tranche B Notes and Optional Notes and warrants of the Company and subsequently convert such notes and exercise such warrants, the Company would not, as of the date of this Report, have sufficient authorized and unissued shares of Class A Common Stock to satisfy its obligation to issue shares to the Purchasers and Investors upon such note conversions and warrant exercises. In addition, upon conversions of convertible notes, the Company is required to make certain interest make-whole payments in a combination of cash or Class A Common Stock, at the Company’s discretion. If there is an insufficient number of remaining authorized shares of Class A Common Stock, the Company would be required to pay the interest “Make-Whole Amount” in cash, which could adversely affect the Company’s liquidity position, business and results of operations. At a special meeting of the Company’s stockholders held on November 3, 2022, the Company’s stockholders approved (among other proposals) a proposal to amend the Amended and Restated Charter to increase the Company’s authorized number of shares of common stock from 825,000,000 to 900,000,000 shares. In order to have a sufficient number of authorized shares of common stock to issue to the Purchasers and/or Investors pursuant to the NPA and SPA, the Company intends to call a subsequent special meeting to obtain stockholder approval to further increase the Company’s authorized shares of common stock. However, no assurance is provided that such stockholder approval will be obtained, which could materially and adversely impact the rights of the Purchasers and/or Investors. In addition, if the Company fails to deliver shares of Class A Common Stock to the Purchasers and/or Investors when required pursuant to the NPA and the SPA, then the Company would be in default under the NPA and the SPA, and the Company may become obligated to pay damages to the Purchasers and/or Investors.
If the Company implements a reverse stock split, the liquidity of its Common Stock and Warrants may be adversely effected.
At a special meeting of the Company’s stockholders held on November 3, 2022, the Company’s stockholders approved (among other proposals) a proposal to approve an amendment to the Amended and Restated Charter to effect a reverse stock split of the Common Stock by a ratio of any whole number in the range of 1-for-2 to 1-for-10, and a corresponding reduction in the number of authorized shares of Common Stock (after adjustment of the number of authorized shares, if applicable, resulting from stockholder approval of the Share Authorization Proposal), with such ratio to be determined in the discretion of the Board and with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of such special meeting of stockholders. This approval gives the Board the discretion to amend the Amended and Restated Charter to effect a reverse stock split (with such ratio to be determined in the discretion of the Board in the range of 1-for-2 to 1-for-10) of the Common Stock at any time within one year of the date of such special meeting of stockholders.
On October 31, 2022, we received written notice from Nasdaq that we were not in compliance with the Nasdaq requirement for the bid price for Class A Common Stock to be at least $1.00 per share (the “Minimum Bid Requirement”). We have until April 29, 2023 for the bid price for Class A Common Stock to close at $1.00 per share or more for a minimum of 10 consecutive business days. If compliance is not regained by April 29, 2023 (unless Nasdaq exercises its discretion to extend this period), our Class A Common Stock will be subject to a delisting action by Nasdaq. If we are unable to cure the deficiency or regain compliance, the Class A Common Stock will be delisted from Nasdaq. See “– There can be no assurance that FF will be able to comply with the continued listing standards of Nasdaq” above for more information. A reverse stock split may allow us to meet the Minimum Bid Requirement. However, we cannot assure you that the reverse stock split will be implemented by our Board or that such reverse stock split, if implemented, will be sufficient to enable us to maintain our Nasdaq listing.

However, if a reverse stock split is implemented, there can be no assurance that the market price per new share of our Common Stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our Common Stock outstanding before the reverse stock split. The liquidity of the shares of our Common Stock and Warrants may be affected adversely by any reverse stock split given the reduced number of shares of our Common Stock that will be outstanding following the reverse stock split, especially if the market price of our Common Stock does not increase as a result of the reverse stock split.
Following any reverse stock split, the resulting market price of our Common Stock may not attract new investors and may not satisfy the investing requirements of those investors. Although we believe that a higher market price of our Common Stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our Common Stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our Common Stock may not necessarily improve.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Form of Common Stock Purchase Warrant (under Securities Purchase Agreement, dated as of
August 14, 2022) (incorporated by reference to Exhibit 4.1 to Faraday Future Intelligent Electric Inc,’s Current Report on Form 8-K filed August 15, 2022)
4.2	Form of Common Stock Purchase Warrant (under Amendment No. 1 to the Securities Purchase
Agreement and Convertible Senior Secured Promissory Notes, dated as of September 23, 2022)
(incorporated by reference to Exhibit 4.1 to Faraday Future Intelligent Electric Inc.’s Current Report
on Form 8-K filed September 26, 2022)
4.3	Form of Adjustment Warrant (under Amendment No. 1 to Securities Purchase Agreement and
Convertible Senior Secured Promissory Notes, dated as of September 23, 2022) (incorporated by reference to Exhibit 4.2 to Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed September 26, 2022)
10.1#	Second Amendment to Amended and Restated Employment Agreement by and among Faraday
Future Intelligent Electric Inc., Faraday&Future Inc. and Carsten Breitfeld dated September 3, 2022
(incorporated by reference to Exhibit 10.1 to Faraday Future Intelligent Electric Inc.’s Current
Report on Form 8-K filed on September 6, 2022)
10.2	Amendment letter agreement, dated as of July 26, 2022, among Faraday Future Intelligent Electric
Inc., FF Aventuras SPV XI, LLC, FF Adventures SPV XVIII LLC, FF Ventures SPV IX LLC and
FF Venturas SPV X LLC (incorporated by reference to Exhibit 10.1 to Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed on August 2, 2022)
10.3^	Securities Purchase Agreement, dated as of August 14, 2022, among Faraday Future Intelligent
Electric Inc., FF Simplicity Ventures LLC and the purchasers from time to time party thereto incorporated by reference to Exhibit 10.1 to Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed on August 15, 2022)
10.4	Form of Convertible Senior Secured Promissory Note (under Securities Purchase Agreement, dated as of August 14, 2022) (incorporated by reference to Exhibit 10.2 to Faraday Future Intelligent
Electric Inc.’s Current Report on Form 8-K filed on August 15, 2022)
10.5+	Amendment No. 1 to Securities Purchase Agreement and Convertible Senior Secured Promissory
Notes, dated as of September 23, 2022, by and among Faraday Future Intelligent Electric Inc, the credit parties from time to time party thereto, the financial institutions or other entities from time to time party thereto and FF Simplicity Ventures LLC, as administrative and collateral agent
(incorporated by reference to Exhibit 10.3 to Faraday Future Intelligent Electric Inc.’s Current
Report on Form 8-K filed on September 26, 2022)
10.6	Form of Convertible Senior Secured Promissory Note (under Amendment No. 1 to Securities
Purchase Agreement and Convertible Senior Secured Promissory Notes, dated as of September 23,
2022) (incorporated by reference to Exhibit 10.4 to Faraday Future Intelligent Electric Inc.’s Current
Report on Form 8-K filed on September 26, 2022)
10.7	Joinder and Amendment Agreement, dated as of September 25, 2022, by and among Senyun
International Ltd., FF Simplicity Ventures LLC, RAAJJ Trading LLC and Faraday Future Intelligent
Electric Inc. (incorporated by reference to Exhibit 10.5 to Faraday Future Intelligent Electric Inc.’s
Current Report on Form 8-K filed on September 26, 2022)
10.8	Warrant Exercise Agreement, dated as of September 23, 2022, among Faraday Future Intelligent
Electric Inc. and the investors listed on the signature pages thereto (incorporated by reference to
Exhibit 10.6 to Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed on
September 26, 2022)
10.9+	Letter Agreement Regarding Advanced Approval, dated as of September 23, 2022, between Faraday
Future Intelligent Electric Inc. and FF Top Holding LLC (incorporated by reference to Exhibit 10.7 to Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed on September 26, 2022)
10.10+	Letter Agreement Regarding Advanced Approval, dated as of September 23, 2022, between Faraday
Future Intelligent Electric Inc. and Season Smart Ltd. (incorporated by reference to Exhibit 10.8 to
Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed on September 26, 2022)
10.11	Heads of Agreement, dated as of September 23, 2022, by and among Faraday Future Intelligent
Electric Inc., FF Global Partners LLC and FF Top Holding LLC (incorporated by reference to
Exhibit 10.1 to Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed on September 26, 2022)
10.12	Mutual Release, dated as of September 23, 2022, among Faraday Future Intelligent Electric Inc., FF
Global Partners LLC, FF Top Holding LLC and the other parties thereto (incorporated by reference to Exhibit 10.2 to Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed on
September 26, 2022)
10.13	Exchange Agreement, dated October 10, 2022, by and among Faraday Future Intelligent Electric
Inc., FF Aventuras SPV XI LLC, FF Venturas SPV X LLC, FF Ventures SPV IX LLC and FF
Adventures SPV XVIII LLC (incorporated by reference to Exhibit 10.1 to Faraday Future Intelligent
Electric Inc.’s Current Report on Form 8-K filed on October 11, 2022)

10.14	Exchange Agreement, dated October 19, 2022, by and among Faraday Future Intelligent Electric
Inc., FF Aventuras SPV XI LLC, FF Venturas SPV X LLC, FF Ventures SPV IX LLC and FF
Adventures SPV XVIII LLC (incorporated by reference to Exhibit 10.1 to Faraday Future Intelligent
Electric Inc.’s Current Report on Form 8-K filed on October 20, 2022)
10.15	Summary of Amendment dated October 22, 2022 to the Letter Agreement Regarding Advanced Approval, dated as of September 23, 2022, between Faraday Future Intelligent Electric Inc. and FF Top Holding LLC (incorporated by reference to Exhibit 10.47 to Faraday Future Intelligent Electric Inc.’s Amendment 6 to the Registration Statement on Form S-1 filed on November 8, 2022)
10.16	Limited Consent and Third Amendment to Securities Purchase Agreement, dated as of October 24,
2022, by and among Senyun International Ltd., FF Simplicity Ventures LLC, RAAJJ Trading LLC
and Faraday Future Intelligent Electric Inc. (incorporated by reference to Exhibit 10.1 to Faraday
Future Intelligent Electric Inc.’s Current Report on Form 8-K filed on October 25, 2022)
10.17#	Offer Letter, dated October 22, 2022, by and between Faraday Future Intelligent
Electric Inc. and Yun Han (incorporated by reference to Exhibit 10.1 to Faraday Future Intelligent
Electric Inc.’s Current Report on Form 8-K filed on October 26, 2022)
10.18	Limited Consent and Amendment, dated as of November 8, 2022, by and among Senyun International Ltd., FF Simplicity Ventures LLC, RAAJJ Trading LLC and Faraday Future Intelligent Electric Inc. (incorporated by reference to Exhibit 10.1 to Faraday Future Intelligent Electric Inc.’ Current Report on Form 8-K filed on November 8, 2022)
10.19	Standby Equity Purchase Agreement, dated as of November 11, 2022, by and between YA II PN, Ltd. and Faraday Future Intelligent Electric Inc. (incorporated by reference to Exhibit 10.1 to Faraday Future Intelligent Electric Inc.’s Current Report on Form 8-K filed on November 14, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the unaudited condensed consolidated financial statements and accompanying notes to unaudited condensed consolidated financial statements
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
* Filed herewith.
** Furnished herewith.
+ The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
# Indicates management contract or compensatory plan or arrangement.
^ Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         Faraday Future Intelligent Electric Inc.

Date: November 21, 2022

By:	/s/ Carsten Breitfeld
Name:	Carsten Breitfeld
Title:	Global Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yun Han
Name:	Yun Han
Title:	Chief Accounting Officer and Interim Chief Financial Officer
(Principal Accounting and Financial Officer)