Form 10-K
period 2022-12-31
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2023-03-09
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing price as reported on the Nasdaq Stock Market, the aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $240.2 million. Shares of Common Stock held by each executive officer and director and by each stockholder of more than 10% of any class of voting equity securities of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 27, 2023, there were 692,971,853 shares of Class A Common Stock, $0.0001 par value, and 64,000,588 shares of Class B Common Stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Part I

Item 1. Business

Unless the context indicates otherwise, references in this Annual Report on Form 10-K to “FFIE” refer to Faraday Future Intelligent Electric Inc. (f/k/a Property Solutions Acquisition Corp.), a holding company incorporated in the State of Delaware, and not to its subsidiaries, and references herein to the “Company,” “FF,” “we,” “us,” “our” and similar terms refer to FFIE and its consolidated subsidiaries. We refer to our primary operating subsidiary in the U.S., Faraday&Future Inc., as “FF U.S.” We refer to all our subsidiaries organized in China (including Hong Kong) collectively as the “PRC Subsidiaries,” a complete list of which is set forth in Exhibit 21.1 to this Annual Report on Form 10-K forms a part. As of February 27, 2023, our only operating subsidiaries in mainland China and in Hong Kong are FF Automotive (China) Co. Ltd., Ruiyu Automotive (Beijing) Co., Ltd. and Shanghai Faran Automotive Technology Co., Ltd., each of which was organized in the PRC. The discussion of FF’s business and the electric vehicle industry below is qualified by, and should be read in conjunction with, the discussion of the risks related to FF’s business and industry detailed elsewhere in this Annual Report on Form 10-K.

Company Overview

FF is a California-based global shared intelligent mobility ecosystem company with a vision to disrupt the automotive industry.

With headquarters in Los Angeles, California, the Company designs and engineers next-generation intelligent, connected, electric vehicles. FF intends to start manufacturing vehicles at its production facility in Hanford, California, with additional future production capacity needs addressed through a contract manufacturing partner in South Korea. FF is also exploring other potential contract manufacturing options in addition to the contract manufacturer in South Korea. The Company has additional engineering, sales, and operational capabilities in China and is exploring opportunities for potential manufacturing capabilities in China through a joint venture or other arrangement.

Since its founding, the Company has created major innovations in technology and products, and a user centered business model. We believe these innovations will enable FF to set new standards in luxury and performance that will enhance quality of life and redefine the future of intelligent mobility.

FFIE is a holding company incorporated in the State of Delaware. As a holding company with no material operations of its own, FFIE conducts its operations through its operating subsidiaries. We currently have a majority of our operations in the U.S. conducted through our U.S.-domiciled operating subsidiaries. We also operate our business in the People’s Republic of China and plan to have significant operations in the future in both Mainland China and Hong Kong (together, “PRC” or “China”) through our subsidiaries organized in the PRC (collectively, the “PRC Subsidiaries”). Investors in FFIE’s Class A Common Stock (the “Class A Common Stock,” and with FFIE’s Class B Common Stock, the “Common Stock”) are investors solely of FFIE, a Delaware holding company. There are various risks associated with our current operating presence in China and the potential expansion of our operations in China (including Hong Kong), which is subject to political and economic influence from China. Recently, the Chinese government initiated a series of regulatory actions and made statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies that seek to conduct offshore securities offering or to be listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation-making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated if any, and the potential impact such modified or new laws and regulations will have on our business operations, our ability to accept foreign investments and to maintain FFIE’s listing on a U.S. exchange. The Chinese government may intervene or influence the operations of our PRC Subsidiaries, or at any time exert more control over offerings conducted overseas and foreign investment in China-based issuers in accordance with PRC laws and regulations, which could result in a material change in our operations and/or a material reduction in the value of our Class A Common Stock and warrants. Additionally, the governmental and regulatory interference could significantly limit or completely hinder our and our investors’ ability to offer or continue to offer our shares of Class A Common Stock to investors and cause the value of such securities to significantly decline or be worthless. For a detailed description of risks related to our PRC operations, see “Risk Factors – Risks Related to FF’s Operations in China.”

Technology

FF’s technology innovations include its proprietary Variable Platform Architecture (“VPA”), propulsion system, and Internet, Autonomous Driving, and Intelligence (“I.A.I.”) systems.

The VPA is a modular skateboard-like platform which can be sized to accommodate various motor and powertrain configurations, enabling fast and capital efficient product development for both the passenger and commercial vehicle segments. FF’s propulsion system includes an industry-leading inverter design, and a propulsion system that provides a competitive edge in electric drivetrain performance. FF’s advanced I.A.I. technology offers high-performance computing, high speed internet connectivity, Over-the-air (“OTA”) updates, an open ecosystem for third party application integration, and a Level 3 autonomous driving-ready system, in addition to several other proprietary innovations that enable the Company to build a highly personalized user experience.

FF has recently upgraded the FF 91 Futurist vehicle from PT Gen 1.0 to PT Gen 2.0. This generational upgrade consists of 26 significant upgrades to systems and core components of both the EV area (the vehicle) and the I.A.I area (the advanced core of intelligence, autonomous driving and internet). The 13 key upgrades to the EV area include improvements to the powertrain, battery, charging, chassis, and interior, and the 13 key upgrades to I.A.I. include upgrades in computing, sensing, user interaction, and communication, as well as upgrades to the newest technology. Along with other vehicle performance improvements, FF’s technology is designed to deliver superior acceleration of 2.27 seconds from 0 to 60 mph and safety.

Since inception, FF has developed a differentiated portfolio of valuable intellectual property. As of February 27, 2023, the Company has been granted approximately 660 patents (with approximately a third issued in the U.S., and slightly less than two-thirds issued in China, and the remaining issued in other jurisdictions). These patents are issued to various FFIE entities, including Faraday Future, Faraday & Future, FF Automotive (China) Co., Ltd., Leka Automotive Intelligent Technology (Beijing) Co., Ltd., and LeEco Eco-Car (Zhejiang) Co., Ltd. Key patents include FF’s inverter assembly, integrated drive and motor assemblies, methods and apparatus for generating current commands for an interior permanent magnet (“IPM”) motor, and keyless vehicle entry system. These key patents will expire in 2035 and 2036.

Products

FF’s B2C (business-to-consumer) passenger vehicle pipeline over the next five years includes the FF 91 series, the FF 81 series, and the FF 71 series, each designed to target different passenger vehicle segments. In addition to passenger vehicles, and leveraging its VPA and other proprietary technology, FF plans to produce a Smart Last Mile Delivery (“SLMD”) vehicle to address the high growth last mile delivery market.

Each of the three passenger vehicle series is planned in two different configurations (the FF 91 will also come in a limited edition model). At the top end, the “Futurist” configurations will drive FF’s core brand values (design, superior driving experience, and personalized user experience enabled through FF’s unique I.A.I technologies) to the fullest. Offering multiple configurations allows FF to participate in a wide price range within each vehicle series.

Based on certain management assumptions, including the timely receipt of $38.4 million to $58.4 million of additional funding, which commitments have been secured on February 3, 2023, where the Company entered into an Amendment No. 6 to Securities Purchase Agreement (the “Sixth Amendment”) with FF Simplicity as administrative and collateral agent and Senyun, FF Top, FF Simplicity, FF Prosperity, Acuitas and other purchasers, and approval by stockholders of the proposal to increase FFIE’s authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the total authorized shares from 900,000,000 to 1,775,000,000, which approval was obtained during the special meeting of stockholders held on February 28, 2023, timely completion of key equipment installation and commissioning work at the ieFactory California in Hanford, California, suppliers meeting their commitments on program deliverables including parts, the implementation and effectiveness of certain expense reduction and payment delay measures, and timely and successful testing and certification, FF expects start of production of the FF 91 Futurist at the end of March 2023, coming off the line in early April 2023, and deliveries to users anticipated to begin before the end of April 2023. Please refer to “Risk Factors – Risks Related to FF’s Business and Industry – FF’s vehicles are in development and the delivery of FF’s first vehicle has experienced, and may continue to experience, significant delays” for a discussion on risks and uncertainties related to the expected production and delivery. Toward that goal, FF has completed most of its vehicle development milestones, and recently announced Milestone #6, completion of key equipment installation work at the ieFactory California in Hanford, California. The FF 91 series is designed to compete with Maybach, Bentley Bentayga, Lamborghini Urus, Ferrari Purosangue, Mercedes S-Class, Rolls Royce Spectre, Porsche Taycan, BMW 7-Series, etc. In addition to the FF 91 series, FF has planned the following passenger vehicles:

●	FF 81 series, FF’s second passenger vehicle, is envisioned to be a premium mass market electric connected vehicle positioned to compete against Tesla Model S and Model X, Nio ES8, BMW 5-series, and similar vehicles.

●	FF 71 series, FF’s mass market passenger vehicle, plans to integrate connectivity and advanced technology into a smaller vehicle size and positioned to compete against Tesla Model 3 and Model Y, BMW 3-series, and similar vehicles.
Product Positioning

All FF passenger vehicles will share common brand “DNA” of:

●	Intelligence, Internet and connectivity;

●	modern design: styling;

●	superior driving experience: leading power, performance and driving range; and

●	personalized user experience: space, comfort and internet experience
The flagship FF 91 series with its recent product and technology upgrade to PT Gen 2.0 will define the FF brand DNA. This DNA will carry over to FF 81 and FF 71 series vehicles at lower price points. With such brand DNA, FF believes its products will be ahead of competition in their respective segments in terms of design, driving experience, interior comfort, connectivity, and user experience.

Robust Hybrid Manufacturing Strategy

To implement a capital light business model, FF has adopted a hybrid global manufacturing strategy consisting of its refurbished manufacturing facility in Hanford, California and a collaboration with Myoung Shin, a contract manufacturing partner in South Korea. FF is also exploring other potential contract manufacturing options in addition to the contract manufacturer agreement in South Korea. The Company is also exploring the possibility of manufacturing capacity in China through a joint venture or other arrangement.

As of the date hereof:

●	FFIE leased a 1.1 million square foot manufacturing facility in Hanford, California with an expected production capacity of approximately 10,000 vehicles per year; and

●	FFIE entered into a definitive contract manufacturing and supply agreement with Myoung Shin Co., Ltd. (“Myoung Shin”), a South Korea-based automotive manufacturer and parts supplier, to manufacture the Company’s second vehicle, the FF 81. The agreement has an initial term of nine years from the start of production of the FF 81. Pursuant to the agreement, Myoung Shin shall maintain sufficient manufacturing capabilities and capacity to supply FF 81 vehicles to FF in accordance with the Company’s forecasts and purchase orders. FF and Myoung Shin will each manufacture and supply certain FF 81 parts that Myoung Shin will use in the manufacture and assembly of FF 81 vehicles.
Distribution Model

FF management anticipates making its first passenger vehicles available in the U.S., followed shortly thereafter by a rollout in China. Expansion of sales to Europe may begin as early as 2024, and additional markets may be added thereafter. FF plans to utilize a direct sales model integrating online and offline sales channels to drive sales and user (including customers, drivers, passengers of FF vehicles) operations to continuously create value. FF’s offline sales are planned through FF’s self-owned stores as well as FF Partner-owned stores and showrooms. The self-owned stores are expected to help establish the FF brand, while the partner-owned stores and showrooms will enable expansion of the sales and distribution network without substantial capital investment by FF.

FF’s Competitive Strengths

FF’s products, technology, team and business model provide strong competitive differentiation.

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

Projected product performance with industry-leading propulsion technology

FF’s propulsion system includes an industry-leading inverter design and proprietary drive propulsion system. FF’s proprietary FF Echelon Inverter has the technological advantage of driving a large amount of current in a small space using proprietary parallel Insulated Gate Bipolar Transistors (“IGBTs”), achieving low inverter losses and high efficiency. The propulsion system has high torque accuracy with fast transient response. The electric motor drive units are fully integrated with the inverter, transmission and control unit to create industry-leading volume and design efficiency. Propelled by an integrated FF designed powertrain, FF’s vehicles can achieve leading horsepower, efficiency, and acceleration performance as recently attested by the U.S. Environmental Protection Agency (“EPA”) and California’s Air Resources Board (“CARB”) by confirming a range of 381 miles on a single charge and internally measured acceleration of 2.27 seconds from 0 to 60 mph for the FF 91.

Internet, Autonomous Driving, and Intelligence (“I.A.I”) Technology

FF’s advanced I.A.I. technology offers high-performance computing, high speed internet connectivity, OTA updates, an open ecosystem for third party application integration, and a Level 3 autonomous driving-ready system, in addition to several other proprietary innovations that enable the Company to build an advanced highly personalized user experience. The FF 91 series will feature a high-performance dual systems-on-a-chip (“SoC”) computing platform for in-vehicle infotainment, a NVIDIA based autonomous driving system, and a high-speed connectivity system that will be capable of up to three simultaneous 5G connections. Together, these systems will deliver a highly intelligent voice-first user experience, and seamless cloud connectivity and a vehicle that is Level 3 highway autonomous driving ready.

FF’s I.A.I system is built on an enhanced Android Automotive code base and is upgraded with each release of Google’s platform.

All FF vehicles use FF’s proprietary FFID unique identifier to deliver personalized content, apps and experiences. FFID provides a unique FF user profile that ensures a consistent experience across the FF Ecosystem, as the user goes from one seat to another or even from one vehicle to another.

Strong intellectual property portfolio

FF has significant capabilities in the areas of vehicle engineering, vehicle design and development, as well as software, internet, and AI. The Company has also developed a number of proprietary processes, systems and technologies across these areas. FF’s research and development efforts have resulted in a strong intellectual property portfolio across battery, powertrain, software, user interface design and user experience design (“UI/UX”), and advanced driver-assistance systems, among other areas. FF’s proprietary inverter design provides high current and is integrated into the electric drive unit, creating a high power-to-weight ratio. The patented keyless entry technology recognizes the user from a distance, opens (rather than simply unlocking) doors and customizes the user’s seating area using facial-recognition-prompted download of FFID data. Patented autonomous driving technology will allow users to find empty space in a parking lot and autonomously park using cameras, radars, LIDARs (Light Detection and Ranging), ultrasound and an inertial measurement unit (“IMU”) (available after production and delivery via a software upgrade). FF believes its strong intellectual property portfolio will allow continued differentiation from its competitors and shorten time to market for future products.

Visionary management with a strong record of success

FF is led by a visionary management team with a unique combination of automotive, communication, and internet experience. FF’s Global CEO, Mr. Xuefeng Chen, is an automotive veteran with international and extensive operational experience with luxury automotive brands, Mr. Xuefeng Chen has spent nearly 20 years in the automotive industry, having worked for Changan Ford, Changan Mazda, Ford Asia Pacific Design Center and Chery Jaguar Land Rover prior to joining FF. FF’s founder and Chief Product and User Ecosystem Officer, Mr. Yueting Jia, focuses on product and mobility ecosystem; internet and AI; and advanced R&D technology. Mr. Jia founded Leshi Information Technology Co., Ltd., a video streaming website in 2004. He also founded Le Holdings Co. Ltd. (“LeEco”), an internet ecosystem and technology company with businesses including smart phones, smart TVs, smart cars, internet sports, video content, internet finance and cloud computing. FF’s other management team members have significant product, industry and leadership experience in areas such as vehicle engineering, battery, powertrain, software, internet, AI, and consumer electronics.

Speed to market

FF has achieved several commercial milestones as it works to bring the FF 91 Futurist to the market. When FF delivers the FF 91 Futurist, the Company expects to be the first entrant in the ultra-luxury EV segment, particularly in light of the recently announced product and technology upgrade to PT Gen 2.0. Please refer to “Risk Factors – Risks Related to FF’s Business and Industry – FF’s vehicles are in development and the delivery of FF’s first vehicle has experienced, and may continue to experience, significant delays” for a discussion on risks and uncertainties related to the expected commercial production and delivery.

Electric Vehicle Industry Overview and Market Opportunity

The electric vehicle industry is poised for explosive growth. Based on the Electric Vehicle Outlook 2022 report, a long-term forecast published by Bloomberg New Energy Finance (“BNEF Report”), which forecasts that passenger electric vehicle sales in the U.S., Europe, China and other regions in the world could grow to a total of approximately 20.6 million vehicles in 2025, from 6.6 million vehicles in 2021, and then continue to grow rapidly.

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

Increasing Environmental Awareness and Tightening Emission Regulations

Environmental concerns have resulted in tightening emission regulations globally, and there is a broad consensus that further emission reductions will require increased electrification in the automotive industry. The cost of regulatory compliance for ICE powertrains is rising sharply due to the natural limitations of traditional ICE technologies. In response, global original equipment manufacturers (“OEMs”) are aggressively shifting their strategies toward electric vehicles. At the same time, consumers are more concerned about the impact of goods they purchase, both on their personal health and the environment. As consumer awareness increases, zero emission transportation has become a popular and widely advocated urban lifestyle which has accelerated further development of the electric vehicle market. Consumer pressure can also be seen in the commercial electric vehicle market. Being encouraged by their customers to reduce their carbon footprints, retailers, logistics companies, and other corporations are highly incentivized to transition their existing fleets or new vehicle purchases toward electric vehicles.

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

Growth of Electric “Shared Mobility”

According to the BNEF Report, despite the significant near-term impact from COVID-19, the global shared mobility fleet (i.e., ride-hailing and car-sharing) is expected to represent more than 15% of the total kilometers traveled by passenger vehicles by 2040, up from less than 5% in 2019. Bloomberg data also predicted that due to electric vehicles’ lower operating costs, they are anticipated to account for over 75% of shared mobility vehicles by 2040, representing a dramatic increase from current low single digit penetration. At the same time, as vehicle consumers move to rely upon shared mobility fleets, and view ride-hailing and car-sharing as a service, such trends may partially offset passenger vehicle demand growth.

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

The organizational chart below shows FFIE’s operating subsidiaries* as of the date hereof:

*	Excludes subsidiaries with immaterial operations. FF Hong Kong Holding Limited is a holding company subsidiary organized in Hong Kong. As of the date hereof, LeSEE Automotive (Beijing) Co. Ltd., a subsidiary organized in China, has immaterial operations.
PRC Subsidiaries

FFIE is a holding company incorporated in the State of Delaware. “FF U.S.”, FF’s primary U.S. operating subsidiary, was incorporated and founded in the State of California in May 2014. We refer to all our subsidiaries organized in China (including Hong Kong) collectively as the “PRC Subsidiaries.” A complete list of our subsidiaries is set forth in Exhibit 21.1 to this Annual Report on Form 10-K. As of February 27, 2023, our only operating subsidiaries in China (including Hong Kong) are FF Automotive (China) Co. Ltd., Ruiyu Automotive (Beijing) Co., Ltd. and Shanghai Faran Automotive Technology Co., Ltd., each of which was organized in the PRC.

How Cash is Transferred Through Our Corporate Organization

The PRC has currency and capital transfer regulations that require us to comply with certain requirements for the movement of capital in and out of the PRC. FFIE is able to transfer cash (U.S. Dollars) to the PRC Subsidiaries through capital contributions (increasing FFIE’s capital investment in the PRC Subsidiaries). FFIE may receive cash or assets declared as dividends from the PRC Subsidiaries. The PRC Subsidiaries can transfer funds to each other when necessary, by way of intercompany loans in the following manners:

•FF Hong Kong Holding Limited, as the holding company of all the other PRC Subsidiaries, can transfer cash to any PRC Subsidiary through capital contribution. We note Hong Kong’s banking system is outside PRC mainland’s banking system. As a result, when FF Hong Kong Holding Limited transfers cash to a PRC Subsidiary, it is required to follow the SAFE (as defined below) process and regulation.

•FF Hong Kong Holding Limited, as the holding company of all the other PRC Subsidiaries, may receive cash or assets declared as dividends from the other PRC Subsidiaries.

•Among PRC Subsidiaries other than FF Hong Kong Holding Limited, one PRC Subsidiary can provide funds through intercompany loan to another PRC Subsidiary and each such PRC Subsidiary is required to follow the rules of China Banking Regulatory Commission and other relevant Chinese authorities. Additionally, one PRC Subsidiary can transfer cash to its subsidiary through capital contribution, and any PRC Subsidiary may receive cash or assets declared as dividends from any of its subsidiaries.

During 2019, FF Inc., a U.S.-based subsidiary incorporated in California, issued a loan to FF Hong Kong Holding Limited, a holding company subsidiary established in Hong Kong, in the aggregate amount of $1.2 million, which was the only transaction that involved the transfer of cash or assets throughout our corporate structure during 2019. During 2020, LeSee Automotive (Beijing) Co. Ltd., a PRC Subsidiary, assigned to Legacy FF its obligation to pay certain notes issued by a third party in the aggregate principal and accrued interest amount of $26.5 million. Also during 2020, Smart Technology Holdings Ltd., a subsidiary incorporated in the Cayman Islands, transferred to FF Hong Kong Holding Limited $1.7 million in cash, in the aggregate, by way of capital contributions to fund the PRC Subsidiaries’ operations. During 2021, Smart Technology Holdings Ltd. transferred to FF Hong Kong Holding Limited $32.1 million, in the aggregate, by way of capital contributions to fund the operations of the PRC Subsidiaries, including $10.0 million proceeds from the sale of PIPE Shares. In August 2021, Legacy FF extended a loan of $50.0 million to FF Automotive (Zhuhai) Co. Ltd., a PRC Subsidiary, for the purpose of acquiring a technology license agreement with a third party. We transferred cash or assets of $9.1 million from Smart Technology Holdings Ltd. to FF Hong Kong Holding Limited during the fourth quarter of 2021. In 2022 and 2023 to date, FF U.S. extended loans in an aggregated amount of $8.0 million and $3.0 million, respectively, to FF Hong Kong Holding Limited to fund the operations of the PRC Subsidiaries. We will continue to assess the PRC Subsidiaries’ requirements to fund their operations and intend to effect additional contributions as appropriate. As of February 27, 2023, our only operating subsidiaries in China (including Hong Kong) are FF Automotive (China) Co. Ltd., Ruiyu Automotive (Beijing) Co., Ltd. and Shanghai Faran Automotive Technology Co., Ltd., each of which was organized in the PRC. The PRC Subsidiaries have not transferred cash or other assets to FFIE, including by way of dividends. FFIE does not currently plan or anticipate transferring cash or other assets from our operations in China to any non-Chinese entity.

Capital contributions to PRC companies are mainly governed by the Company Law and Foreign Investment Law of the People’s Republic of China, and the dividends and distributions from the PRC Subsidiaries are subject to regulations and restrictions of the PRC on dividends and payment to parties outside of the PRC. Applicable PRC law permits payment of dividends to FFIE by our PRC Subsidiaries only out of their net income, if any, determined in accordance with PRC accounting standards and regulations. Our operating PRC Subsidiaries are required to set aside a portion of their net income, if any, each year to fund general reserves for appropriations until such reserves have reached 50% of the relevant entity’s registered capital. These reserves are not distributable as cash dividends. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary.

PRC Restrictions on Foreign Exchange and Transfer of Cash

Under PRC laws, if certain procedural requirements are satisfied, the payment of current account items, including profit distributions and trade and service related foreign exchange transactions, can be made in foreign currencies between entities, across borders, and to U.S. investors without prior approval from State Administration of Foreign Exchange (the “SAFE”) or its local branches. However, where Chinese Yuan (“CNY”) is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with SAFE or its authorized banks is required. The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. If the foreign exchange control system prevents our PRC Subsidiaries from obtaining sufficient foreign currencies to satisfy their foreign currency demands, our PRC Subsidiaries may not be able to pay dividends in foreign currencies to FFIE. Further, we cannot assure you that new regulations or policies will not be promulgated in the future that would have the effect of further restricting the remittance of CNY into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment thereof, that the PRC Subsidiaries will be able to fund their future activities which are conducted in foreign currencies, including the payment of dividends.

Furthermore, under PRC laws, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under PRC GAAP, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made. Our PRC Subsidiaries shall appropriate 10% of the net profits as reported in their statutory financial statements (after offsetting any prior year’s losses) to the statutory surplus reserves until the reserves have reached 50% of their registered capital. As a result, our PRC Subsidiaries may not have sufficient, or any, distributable profits to pay dividends to us. See “Risk Factors–Risks Related to FF’s Operations in China–FFIE is a holding company and, in the future, may rely on dividends and other distributions on equity paid by the PRC Subsidiaries to fund any cash and financing requirements that FFIE may have, and the restrictions on PRC Subsidiaries’ ability to pay dividends or make other payments to FFIE could restrict FFIE’s ability to satisfy its liquidity requirements and have a material adverse effect on FFIE’s ability to conduct its business” for a more detailed discussion of the relevant risks relating to restrictions on foreign exchange and transfer of cash.

Requirements Under PRC Laws and Regulations

Under current PRC laws and regulations, each of our PRC Subsidiaries is required to obtain a business license to operate in the PRC. Our PRC Subsidiaries have all received the requisite business license to operate, and no application for business license had been denied.

As our operations in the PRC expand, our PRC Subsidiaries will be required to obtain approvals, licenses, permits and registrations from PRC regulatory authorities, such as the State Administration for Market Regulation, the National Development and Reform Commission, Ministry of Commerce (“MOFCOM”), and the Ministry of Industry and Information Technology (“MIIT”), which oversee different aspects of the electric vehicle business. As of February 27, 2023, no application by our PRC Subsidiaries for any such approvals, licenses, permits and registrations that are currently applicable to them had been denied, but there can be no assurance that the PRC Subsidiaries will be able to maintain their existing licenses or obtain new ones. See “Risk Factors–Risks Related to FF’s Operations in China–FF may be adversely affected by the complexity, uncertainties and changes in PRC regulations on internet-related business, automotive businesses and other business carried out by FF’s PRC Subsidiaries.” for a more detailed discussion of the risks relevant to the regulations relating to the operations of the PRC Subsidiaries.

We do not believe any permission is required from any Chinese authorities (including the China Securities Regulatory Commission (the “CSRC”) and the Cyberspace Administration of China (the “CAC”)) in connection with our previous offerings or listing. We do not and immediately prior to the filing of this Annual Report on Form 10-K, will not possess over one million of PRC-based individual’s personal information. After consulting our PRC counsel, Fangda Partners, we believe we are currently not subject to the requirement under the Cybersecurity Review Measures that a network platform operator which possesses more than one million users’ personal information must apply for a cybersecurity review with CAC before listing abroad. In addition, as of February 27, 2023, after consulting our PRC counsel, we are not aware of any other laws or regulations currently effective in the PRC which explicitly require us to obtain any permission from the CSRC or other Chinese authorities for our previous offering or listing, nor had we received any inquiry, notice, or warning from the CSRC or any other Chinese authorities in such respects. The PRC authorities have promulgated new or proposed laws and regulations recently to further regulate securities offerings that are conducted overseas and/or foreign investment in China-based issuers. According to these new laws and regulations and the draft laws and regulations if enacted in their current forms, in connection with our future securities offering activities, we may be required to fulfill filing, reporting procedures with the CSRC, and may be required to go through cybersecurity review by the PRC authorities. However, there are uncertainties with respect to whether we will be able to fully comply with requirements to obtain such permissions and approvals from, or complete such reporting or filing procedures with PRC authorities. For more detailed information, see “Risk Factors–Risks Related to FF’s Operations in China–The approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities may be required in connection with certain of our financing activities, and, if required, we cannot predict if we will be able to obtain such approval or complete such filing or other administrative procedures” and “Risk Factors–Risks Related to FF’s Operations in China–We face challenges from the evolving regulatory environment regarding cybersecurity, information security, privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and any actual or alleged failure to comply with related laws and regulations regarding cybersecurity, information security, data privacy and protection could materially and adversely affect our business and results of operations” for a more detailed discussion of the relevant risks relating to the applicable of PRC laws and Regulations.

Risks Related to FF’s Operations in China

FF operates in China, and plans to have significant operations in the future in China (including Hong Kong) through its PRC Subsidiaries, and faces various legal and operational risks associated with doing business in China, which could result in a material change in the operations of our PRC Subsidiaries, cause the value of FFIE’s securities to significantly decline or become worthless, and significantly limit or completely hinder FF’s ability to accept foreign investments, and FFIE’s and our investors’ ability to offer or continue to offer our shares of Class A Common Stock to investors. FF also faces similar risks related to its expansion plans in Hong Kong, which is subject to political and economic influence from China. These risks, each discussed in detail in the section “Risk Factors–Risks Related to FF’s Operations in China” include:

•Changes in the political and economic policies of the PRC government may materially and adversely affect FF.

•Uncertainties with respect to the Chinese legal system, regulations and enforcement policies could have a material adverse effect on FF.

•Foreign currency fluctuations could reduce the value of our Common Stock and dividends paid on our Common Stock.

•Changes in the laws and regulations of China or noncompliance with them could adversely affect FF.

•Restrictions on PRC Subsidiaries’ ability to pay dividends or make other payments to FFIE in the future could restrict FFIE’s ability to satisfy its liquidity requirements and have a material adverse effect on FFIE’s business.

•FFIE may be classified as a PRC “resident enterprise,” which would likely result in unfavorable tax consequences to FFIE and its non-PRC enterprise stockholders.

•FFIE and its stockholders face uncertainty with respect to indirect transfers of equity interests in China resident enterprises through transfer of non-Chinese-holding companies.

•PRC regulation of loans to and direct investments in PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC Subsidiaries.

•The PRC government can take regulatory actions and make statements to regulate business operations in China with little advance notice, so our assertions and beliefs of the risks imposed by the Chinese legal and regulatory system cannot be certain, and actions related to oversight and control over offerings that are conducted overseas and/or foreign investment in issuers with substantial operations in China could significantly limit or completely hinder our and our investors’ ability to offer or continue to offer shares of Class A Common Stock $0.0001 par value, and warrants to purchase shares of Class A Common Stock to investors and cause the value of our securities to significantly decline or be worthless.

•The approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities may be required in connection with certain of our financing activities, and, if required, we cannot predict if we will be able to obtain such approval or complete such filing or other administrative procedures.

•Certain PRC rules and regulations establish complex procedures for some acquisitions by foreign investors, which could make it more difficult for us to grow in China.

•FF may be adversely affected by the complexity, uncertainties and changes in PRC regulations on internet-related business, automotive businesses and other business carried out by FF’s PRC Subsidiaries.

•We face challenges from the evolving regulatory environment regarding cybersecurity, information security, privacy and data protection.

•In the event that the independent auditor operating in China that FF engages for its operations in China is not permitted to be subject to inspection by the Public Company Accounting Oversight Board (“PCAOB”), then investors may be deprived of the benefits of such inspection.

•U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

•There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing actions in China against us and our management.

Milestones

Significant milestones in FF’s historical development and commercialization of FF’s electric vehicles include the following:

●	In 2015, FF completed its first test mule car, and a fully developed electric vehicle Beta prototype was completed in August 2016.

●	In January 2016, FF debuted the FF Zero 1 at the 2016 Consumer Electronics Show (“CES”) and obtained a U.S. patent for FF’s proprietary power inverter, the “FF Echelon Inverter.” In November 2016, FF obtained an autonomous vehicle testing permit issued by the State of California, which allowed FF to test self-driving vehicles on public roads with the presence of a safety driver.

●	In January 2017, FF revealed FF 91, its luxury electric crossover vehicle, at CES 2017. FF 91’s beta prototype set the fastest production-electric vehicle record at the Pikes Peak International Hill Climb in 2017, with a time of 11 minutes and 25.083 seconds.

●	In November 2017, FF entered into agreements with its Series A investor in connection with its Series A financing and received gross proceeds of $800.0 million through June 2018.

●	In August 2018, FF completed its first pre-production build of FF 91 in its Hanford, California manufacturing facility. FF also began designing the FF 81 project in January 2018.

●	In January 2021, Legacy FF, FF Automotive (Zhuhai) Co., Ltd. and FF Hong Kong Holding Limited entered into a cooperation framework agreement with Zhejiang Geely Holding Group Co., Ltd. pursuant to which Geely Holding agreed to explore the possibility of joint investment in the technology licensing, contract manufacturing and joint venture with FF and the city, as well as to pursue the possibility of further business cooperation with the joint venture. The joint venture and contract manufacturing projects with Geely Holding are on hold.

●	In January 2021, FF announced that it entered into a definitive agreement for a business combination with PSAC, with the combined company to be listed on The Nasdaq Stock Market under the ticker symbol “FFIE”.

●	In July 2021, FF announced that it completed its previously announced merger with PSAC, which resulted in the combined company being renamed Faraday Future Intelligent Electric. The Class A Common Stock and Public Warrants of the Company began trading on The Nasdaq Stock Market on July 22, 2021 as “FFIE” and “FFIEW,” respectively.

●	In September 2021, FF completed the installation of pilot equipment in the pre-production build area of its Hanford, California facility.

●	In October 2021, FF received its final Certificate of Occupancy (“CO”) for a dedicated area for pre-production manufacturing at the facility in Hanford, California.

●	In December 2021, FF started foundation construction for all remaining production areas in the Hanford facility, including body, propulsion, warehouse and vehicle assembly. Interior foundation work in the production area is complete, major mechanical systems, including electrical and plumbing, have been installed and equipment installation is underway.

●	In February 2022, FF announced that Myoung Shin had been contracted to manufacture FF’s second vehicle, the FF 81, with SOP scheduled for as early as 2024.

●	In February 2022, FF unveiled the first production-intent FF 91 EV manufactured at its Hanford, California plant.

●	In April 2022, FF signed a sourcing agreement for battery packs for the FF 91 with a leading global battery supplier and innovator in lithium-ion technology. The FF 91 battery pack will feature state-of-the-art technology designed to deliver superior power, energy, and charging speeds.

●	In May 2022, FF marked Production Milestone #5 at its Hanford, California manufacturing facility, with the start of installation of all mechanical, electrical and plumbing systems to support equipment installation.

●	In May 2022, FF announced its Flagship brand experience center, to be located in Beverly Hills, California where visitors can experience the brand’s advanced technology, distinctive luxury, and futuristic design.

●	In August 2022, FF announced its sponsorship and attendance at the 2022 Pebble Beach Concours d’Elegance taking place from August 18-21, 2022. FF’s flagship FF 91 EV was available for demo rides and made a special appearance on the Concept Lawn on August 21, 2022.

●	In September 2022, FF announced the FF 91 Futurist, the Ultimate Intelligent TechLuxury EV, was officially certified to have a robust rating of 381 miles of EV range from the U.S. Environmental Protection Agency.

●	In November, 2022, FF announced the CARB has certified the FF 91 Futurist as a zero-emissions vehicle (ZEV). The ZEV program is part of CARB’s Advanced Clean Cars package of coordinated standards that control smog-causing pollutants and greenhouse gas emissions of passenger vehicles in California.

●	In November 2022, FF announced Production Milestone #6, completion of key equipment installation work at its Hanford, California manufacturing Facility.

●	On December 15, 2022, FF hosted a Global Investor Business Update meeting, announcing plans to start production of FF 91 Futurist in March 2023 (subject to various management assumptions disclosed elsewhere in this Annual Report on Form 10-K), financing progress and completion of product upgrades. On February 20, 2023, FF announced that March 30, 2023 as its target start of production date, assuming timely receipt of funds from investors.

●	On January 17, 2023, FF announced that, in the third quarter of fiscal year 2022, it had reached a non-binding Cooperation Framework Agreement with the government of the City of Huanggang in Hubei Province, China (“Huanggang”), for promoting FF’s U.S.-China dual-home market strategy. According to the Cooperation Framework Agreement, FF intends to relocate its FF China headquarters to Huanggang, while maintaining its global headquarters in Los Angeles, California.

Partnership Program

Acting through FF Global Partners LLC (“FF Global”), a major shareholder of the Company, in July 2019 certain current and former executives of the Company established an arrangement which they refer to as the “Partnership Program.” FF Global beneficially owns approximately 15.4% of the voting power of the Company’s fully diluted Common Stock. As described below, the Partnership Program provides financial benefits to certain Company directors, management and employees, which they are required to report to the Company pursuant to the Company’s Investment Reporting Policy. The Partnership Program is administered by FF Global and is not under the Company’s supervision.

Purpose of Partnership Program

The purpose of the Partnership Program is to help the Company and FF Global succeed, including by helping key Company employees remain aligned with the Company’s mission, interests and economic success, by awarding units representing membership interests in FF Global to such individuals. We have been advised by FF Global that the secretary of FF Global provides recommendations to the FF Global Board of Managers regarding proposed awards based on, among other things:

●	the individual’s position in the Company and/or FF Global,

●	the importance of the individual’s role in the Company and/or FF Global,

●	the individual’s historical contributions to the Company and/or FF Global,

●	the importance of the individual to the achievement of the Company’s and FF Global’s strategic objectives,

●	the individual’s awards under the Company’s employee stock option plan, and

●	the individual’s existing holdings of FF Global units.
 The awards under the Partnership Program have in the past been granted exclusively to current or former employees of the Company or its affiliates, FF Global may in the future determine to grant awards to individuals who are not affiliated with the Company.

Pursuant to our Investment Reporting Policy, members of our management and other employees are required to report information relating to their investments, including their interests in FF Global. However, since the Company’s board of directors (the “Board”) does not have oversight over the Partnership Program, the Company is not able to assess whether awards made by FF Global under the Partnership Program incentivize management and employee behavior and activities that the Company intends to incentivize, or indeed, whether the Partnership Program effectively works against efforts by the Company to manage its workforce. For example, as part of the special committee of independent directors established by the Board to investigate allegations of inaccurate Company disclosures (“Special Committee”), as further discussed below, it was determined that a Company employee who is also a beneficiary under the Partnership Program deliberately interfered with the Special Committee’s investigation. Although the Company disciplined this employee, the effectiveness of the Company’s disciplinary efforts may have been counteracted by awards this employee has received or expects to receive under the Partnership Program.

Terms of Awards

FF Global units awarded under the Partnership Program are purchased by the recipient from FF Global. The recipient pays the purchase price for their common units in 10 annual installments. The units entitle the recipient to receive distributions from FF Global when and if declared by the FF Global Board of Managers on a pro rata basis based on their paid-in capital (after their contributions are all returned). FF Global units are subject to redemption in certain cases, including upon termination of employment with FF Global or the Company or any of their affiliates, at a redemption price that generally is no lower than the unreturned capital contributions.

Scope of Partnership Program

FF Global has informed us that to date a total of 34 individuals have received awards under the Partnership Program, that 19 individuals continue to hold such awards, and that all recipients of such awards are current or former directors or employees of the Company or its affiliates. Some of these individuals are or were members of the FF Global Board of Managers. In particular, we understand that (amounts below in single dollars):

●	Dr. Carsten Breitfeld, FF’s former Global CEO and a former director of FFIE, was a non-voting member of the FF Global Board of Managers until May 2022, and previously held FF Global units. In connection with Dr. Breitfeld’s voluntary resignation from FF Global in May 2022 to avoid any potential conflicts of interest, Dr. Breitfeld forfeited his 13,000,000 FF Global units. On November 26, 2022, the Board voted to remove Dr. Breitfeld as Global CEO and, on December 26, 2022, Dr. Breitfeld tendered his resignation from the Board, which was effective immediately.

●
Matthias Aydt, our Senior Vice President, Product Execution and a director of FFIE, was a member of the FF Global Board of Managers until June 2022, and previously held FF Global units. According to information provided by Mr. Ruokun Jia, a nephew of Mr. Jia who was formerly an Assistant Treasurer of FFIE but who was terminated for conduct during the Special Committee’s investigation, Dream Sunrise is owned by an associate of him. On June 26, 2019, to finance his acquisition of the FF Global units and his then concurrent loan to FF Global in the original principal amount of $4,257,791.97, Mr. Aydt issued a note in the original principal amount of $4,624,391.97 to Dream Sunrise LLC (“Dream Sunrise”). On August 2, 2021, FF Global paid down its loan obligations to Mr. Aydt by $2,071,721.72, by paying down Mr. Aydt’s loan obligations to Dream Sunrise by the same amount, evidenced by that certain Repayment Agreement, dated as of March 7, 2022, by and among Dream Sunrise, FF Global and Mr. Aydt, an amended and restated note dated as of March 7, 2022 from FF Global to Mr. Aydt in the principal amount of $2,186,070.25 (the “Aydt-FF Global Note”), replacing the prior note issued by FF Global to Mr. Aydt on June 26, 2019 in its entirety, and an amended and restated note dated as of March 7, 2022 from Mr. Aydt to Dream Sunrise in the principal amount of $2,552,670.25 (the “Dream Sunrise-Aydt Note”), replacing the prior note issued by Mr. Aydt to Dream Sunrise on June 26, 2019 in its entirety. In order to avoid any potential conflicts of interest that his ownership of FF Global units presents toward his role as a director of FFIE, in June 2022, Mr. Aydt requested that FF Global redeem in full all of his FF Global units. On July 8, 2022, FF Global, Dream Sunrise and Mr. Aydt entered into an Redemption Agreement, pursuant to which in exchange for FF Global’s redemption in full of all of Mr. Aydt’s FF Global units and in satisfaction of all of FF Global’s then outstanding loan obligations to Mr. Aydt under the Aydt-FF Global Note, other than $87,742.95, which represents interests accrued on $366,600 of the principal amount under the Dream Sunrise-Aydt Note, FF Global assumed all of Mr. Aydt’s then outstanding loan obligations under the Dream Sunrise-Aydt Note. As of February 27, 2023, the $87,742.95 that Mr. Aydt owes to Dream Sunrise remains outstanding.

●
Qing Ye, former director of FFIE and former Vice President of Business Development and FF PAR, previously held FF Global units. On June 26, 2019, to finance his acquisition of the FF Global units and his then concurrent loan to FF Global in the original principal amount of $1,993,009.01, Mr. Ye issued a note in the original principal amount of $2,164,609.01 to Dream Sunrise. On June 13, 2022, FF Global paid down its loan obligations to Mr. Ye by $969,742.08, by paying down Mr. Ye’s loan obligations to Dream Sunrise by the same amount, evidenced by an amended and restated note dated as of June 13, 2022 from FF Global to Mr. Ye in the principal amount of $1,023,266.93 (the “Ye-FF Global Note”), replacing the prior note issued by FF Global to Mr. Ye on June 26, 2019 in its entirety, and an amended and restated note dated as of June 13, 2022 from Mr. Ye to Dream Sunrise in the principal amount of $1,194,866.93 (the “Dream Sunrise-Ye Note”), replacing the prior note issued by Mr. Ye to Dream Sunrise on June 26, 2019 in its entirety. In order to avoid any potential conflicts of interest that his ownership of FF Global units presents towards his role as a director of FFIE, in June 2022, Mr. Ye requested that FF Global redeem in full all of his FF Global units. On June 24, 2022, FF Global, Dream Sunrise and Mr. Ye entered into an Redemption Agreement, pursuant to which in exchange for FF Global’s redemption in full of all of Mr. Ye’s FF Global units and in satisfaction of all of FF Global’s then outstanding loan obligations to Mr. Ye under the Ye-FF Global Note, other than $41,071.17, which represents interests accrued on $171,600 of the principal amount under the Dream Sunrise-Ye Note, FF Global assumed all of Mr. Ye’s then outstanding loan obligations under the Dream Sunrise-Ye Note. As of February 27, 2023, the $41,071.17 that Mr. Ye owes to Dream Sunrise remains outstanding. On January 25, 2023, Mr. Ye resigned as a member of the Board. Mr. Ye remains a consultant of the Company as an independent contractor until November 18, 2023, at which time both parties will mutually reassess the relationship.

●	Robert Kruse, FF’s former Senior Vice President, Product Execution, previously held 1,500,000 FF Global units. On November 29, 2022, Mr. Kruse resigned from the Company.

●	Chui Tin Mok, our Global Executive Vice President and the Global Head of User Ecosystem and a director of FFIE (effective January 25, 2023), currently holds 780,000 FF Global units. On June 26, 2019, to finance his acquisition of the FF Global units and his then concurrent loan to FF Global in the original principal amount of $2,264,782.96, Mr. Mok issued a note in the original principal amount of $2,459,782.96 to Dream Sunrise. In May 2022, Mr. Mok returned 3,120,000 of his FF Global units to FF Global pursuant to amendments to the governance documents of FF Global. On March 7, 2022, FF Global paid down its loan obligations to Mr. Mok by $1,101,979.63, by paying down Mr. Mok’s loan obligations to Dream Sunrise by the same amount, evidenced by an amended and restated note dated as of March 7, 2022 from FF Global to Mr. Mok in the principal amount of $1,162,803.33, replacing the prior note issued by FF Global to Mr. Mok on June 26, 2019 in its entirety, and an amended and restated note dated as of March 7, 2022 from Mr. Mok to Dream Sunrise in the principal amount of $1,357,803.33, replacing the prior note issued by Mr. Mok to Dream Sunrise on June 26, 2019 in its entirety.

●	Hong Rao, our Vice President of I.A.I. (Internet, Autonomous Driving, Intelligence), currently holds 100,000 FF Global units.

●	In addition to the loans described above with respect to Mr. Aydt and Mr. Ye, a number of our other current and former employees have used funds loaned by Dream Sunrise to fund the purchase of their FF Global units and their concurrent loans to FF Global, including Chui Tin Mok and Jerry Wang.
 Moreover, based on information provided by Mr. Xuefeng Chen and FF Global, pursuant to an offer letter between them dated January 20, 2021, Mr. Xuefeng Chen will become an FF Global partner if he subscribes and pays for 5,000,000 FF Global units and 2,500,000 performance-based units at a subscription price currently set at $0.50 per unit (which could be subject to adjustment based on FFIE’s stock price).

FF Technology

Variable Platform Architecture

FF believes one of its core technology competencies is its proprietary Variable Platform Architecture (“VPA”). FF’s VPA is a flexible and adaptable skateboard-like platform featuring a monocoque vehicle structure with integrated chassis and body. The platform directly houses the critical components of an electric vehicle, including all-wheel steering, suspension system, brakes, wheels, electric propulsion system, electronic control units and high voltage battery, among others. Each of these component systems has been engineered in-house or in collaboration with suppliers and has been integrated into the FF vehicle design with a view to strive for optimizing performance, efficient packaging, and functional integration.

As an integrated structure, the skateboard-like platform can be shortened or lengthened to allow various wheelbases and battery pack sizes along with other options to fit into the platform. It is designed to accommodate up to three motors and support single or dual rear motors and a single front motor. The VPA can be configured in front-wheel-drive (“FWD”), rear-wheel-drive (“RWD”) or all-wheel-drive (“AWD”) configurations. The platform enables scalable vehicle design and improves manufacturing flexibility as well as capital efficiency and allows continuous improvement across product generations. It is also designed to reduce development time for future models leveraging the platform, as most of research and development and a significant portion of the crash structure is integrated into the platform and enables five star and equivalent safety performance. The modular design of the VPA is adaptable to support a wide range of FF vehicles for both consumer and commercial vehicle markets.

Propulsion Technology

FF has designed an integrated set of powertrain systems ideally suited for FF’s modular VPA, which has been recently upgraded to PT Gen 2.0 to further enhance performance. FF believes its proprietary and patented designed electric powertrain provides a competitive edge in horsepower, efficiency, and acceleration performance.

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

Integrated Electric Motor Drive Units

FF designed its electric motor drive units (including gearbox). The electric drive units are fully integrated with the inverter, transmission, and control unit to create a compact and efficient design. The FF designed drive units have low noise and vibration that can greatly improve driving experience. Depending on the power requirements of each model, the motors can be utilized individually or in two or three motor configurations. The FF 91 Futurist, equipped with three integrated electric drive units (each is designed to deliver up to 350 horsepower), is expected to deliver 1,050 horsepower and 12,510 Newton meters (“Nm”) of torque. FF believes its electric drive unit design is ahead of many of its competitors in terms of performance because of its proprietary, advanced packaging, stator-rotor design, and unique inverter layout.

Internet, Autonomous Driving, and Intelligence (“I.A.I.”)

FF utilizes an industry-leading automotive grade dual-chip computing system running the Android Automotive operating system. FF’s I.A.I system is built on an enhanced Android Automotive code base and is upgraded with each release of Google’s platform. FF’s vehicles are designed with software OTA capabilities, which allow software and applications in the vehicle to be updated and upgraded wirelessly to deliver continuous enhancements. The vehicle is designed to be connected to FF’s information cloud at all times. When there is a firmware or software update available, FF’s cloud will push an update message to the vehicle to notify the driver to schedule an update. Upgrades will be wirelessly downloaded to the vehicle, installed, and enabled, including updates for firmware, operating systems, middleware, and applications. FF’s patented Future OS operating system allows multiple users to login through FF 91, preparing user’s preferences per their cloud based FFID profiles.

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

FF’s Artificial Intelligence system can actively learn preferences, habits, entertainment, and navigation routines of a user, and associates them with the user’s unique FFID (FF proprietary user ID). FFID provides a unique FF user profile that ensures a consistent experience across the FF Ecosystem, as the user goes from one seat to another or even from one vehicle to another. The seamless design and interface of the in-vehicle infotainment system planned in FF vehicles will offer multiple human-machine interface (“HMI”) options and facilitate a personalized user experience for each seat in the vehicle. The enhanced user experience platform powered by Android enables seamless access to third party applications. FF’s patented Intelligent Aggregation Engine can pull content from multiple video applications and displays content in a single area, removing the need to access multiple applications. The Intelligent Recommendation Engine that may be integrated in certain FF series learns each passenger or driver’s digital media preferences across multiple video applications and provide personalized recommendations. The User Recognition function is embedded in each seat through facial or voice recognition, to deliver a suite of personalized content and preferences.

Electrical/ Electronic (“E/E”) Architecture

FF has designed the first generation of FF vehicle series (FF 91) with a domain-centralized E/E architecture, which enables architecture flexibility and maximizes performance efficiency while meaningfully reducing the overall system complexity and weight. The domain-centralized E/E architecture will consolidate the domain functions across five core high-performance domain control units (“DCU”) that manage, compute, and process controls for propulsion, chassis, self-driving, body, and IoV (Internet of Vehicle-connected infotainment system). The E/E architecture of FF’s variable platform architecture is designed with the capacity to support the power and communication requirements necessary for seamless integration with advanced autonomous systems as they evolve. All of FF’s DCUs will support OTA updates and data collection.

FF Products

FF has developed an extensive portfolio of proprietary technologies that will be embedded and integrated in FF vehicles. FF’s B2C passenger vehicle pipeline over the next five years includes FF 91 series, FF 81 series and FF 71 series. In addition to passenger vehicles, leveraging its VPA, FF plans to produce a Smart Last Mile Delivery (“SLMD”) vehicle to address the high growth last mile delivery opportunity.

Passenger Vehicles

Each of the three passenger vehicle series is planned in two different configurations. All passenger vehicles will share common brand “DNA” of:

●	Intelligence, Internet and connectivity;

●	modern design: styling;

●	superior driving experience: leading power, performance, and driving range; and

●	personalized user experience: space, comfort, and internet experience.
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

FF 91

With a wheelbase of 3,200 mm (126 inches), FF 91, FF’s flagship vehicle, is designed to be a high-performance luxury electric vehicle in the E-segment/Executive/Full-Size or F-segment/Full-size luxury vehicle segment. Based on certain management assumptions, including the timely receipt of $38.4 million to $58.4 million of additional funding, which commitments have been secured on February 3, 2023, where the Company entered into an Amendment No. 6 to Securities Purchase Agreement (the “Sixth Amendment”) with FF Simplicity as administrative and collateral agent and Senyun, FF Top, FF Simplicity, FF Prosperity, Acuitas and other purchasers, and approval by stockholders of the proposal to increase FFIE’s authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the total authorized shares from 900,000,000 to 1,775,000,000, which approval was obtained during the special meeting of stockholders held on February 28, 2023, timely completion of key equipment installation and commissioning work at the ieFactory California in Hanford, California, suppliers meeting their commitments on program deliverables including parts, the implementation and effectiveness of certain expense reduction and payment delay measures, and timely and successful testing and certification, FF expects start of production of the FF 91 Futurist at the end of March 2023, coming off the line in early April, and deliveries to users anticipated to begin before the end of April 2023. Please refer to “Risk Factors – Risks Related to FF’s Business and Industry – FF’s vehicles are in development and the delivery of FF’s first vehicle has experienced, and may continue to experience, significant delays” for a discussion on risks and uncertainties related to the expected production and delivery.

FF believes that FF 91 represents a “new species” of electric mobility that combines high performance, precise handling, the comfort of a luxury passenger vehicle, and an intelligent, connected user interface which provides a unique mobility experience to both driver and passenger. It leverages FF’s proprietary VPA, which is a skateboard-like platform structure designed and engineered in-house. This integrated platform provides measurable improvements in overall vehicle structural performance, safety, and handling. FF 91 features a multi-motor configuration and an all-wheel drive system. With three electric motors (one in the front and two in the rear), the top configuration (the FF 91 Futurist) is designed to produce 1,050 horsepower and 12,510 Nm of torque to all four wheels. This enables the FF 91 Futurist to have torque vectoring in the rear for enhanced vehicle dynamics and stability. Its all-wheel drive system offers greater traction control as well as precise power distribution. This technology is designed to deliver superior acceleration of 2.27 seconds from 0 to 60 mph and safety.

The variable platform architecture for FF 91 series houses floor-mounted batteries, as well as FF’s proprietary inverter, the FF Echelon Inverter, and integrated electric motor drive units. All three elements, battery, inverter and drive units, support an achieved 381 miles EPA range. FF 91 is expected to charge at up to a 200kW rate. FF plans to provide charging solutions available through FF’s self-owned stores and FF Partner-owned stores and showrooms.

The FF 91 aims to deliver a top-quality experience that emphasizes personalization and comfort for all users of the vehicle, including both driver and passengers. In terms of driver comfort, there are six driver-specific screens including an ultra-large heads-up display and slim instrument cluster. The center information display supports on-screen gesturing with the swipe of a user’s fingers. The reconfigurable 3D touch steering wheel can allow further user configurability. The FF 91 is a connected device that has a voice-first user interface as well as an open ecosystem for third-party applications and offers an immersive audio, video, and media experience. There are over 100 inches of high-resolution viewing area across 11 displays embedded in the vehicle. These include industry’s first 17-inch front passenger screen and a large 27-inch rear passenger display, allowing passengers to stream their favorite movies, TV shows and live sports while the FF 91 is in motion without driver distraction. The voice-first foundation enables multiple natural commands at once, facilitating the areas of comfort (including air conditioning, seat positions, and doors), productivity (including text, email, and phone calls), entertainment (including media playlists and content search) and destination reaching (including refined search and navigation). The connectivity is powered by “Super Mobile AP”, which consists of up to three 5G modems to realize aggregated high internet speed and great coverage by multiple carriers for high-throughput and continuous coverage. The Artificial Intelligence system and use of FFID (automatically loaded through facial recognition in each seat) carry the personalized user experience from seat-to-seat and vehicle-to-vehicle. The front and rear passengers will have (post production and delivery) individual sound zones, which allow passengers in the front and passengers in the rear to listen to their separate audio content with minimal sound interference. The luxury interior design of the FF 91 Futurist also features “zero gravity” seats in the rear row (with industry leading 48.9 inches rear leg room and 60-degree recline). The vehicle will also offer a spa mode with personalized seat position, ventilation, massage settings, light animations, and ambient sound.

For autonomous driving, FF 91 is expected to have an array of cameras, sensors and LIDARs. Once an autonomous driving software solution is validated and released, FF anticipates that its autonomous driving system will deliver several highway autonomy and parking features, and through continuous learning over time, will enable Autonomous Valet Parking (“AVP”) - where the vehicle can autonomously navigate a parking lot, find a parking space and park itself. Eventually, the adaptive learning could allow the driver to use an application to park and summon the vehicle after the driver has exited the vehicle.

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

FF 91 Futurist currently has an estimated starting price of $180,000 (specific pricing to be refined and finalized closer to time of delivery of each vehicle).

FF 81

The FF 81 series is FF’s planned second vehicle model and is aimed at the premium mass market in the D-segment or E-segment. The FF 81 will be designed and built on FF’s proprietary VPA enabling more than 60% carry-over of common parts from the FF 91. In addition, parts developed for the FF 81 can be carried back to FF 91 series. The large number of common parts shared across vehicle models creates economics of scale and reduces costs.

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

FF 81 Futurist is expected to compete with vehicles such as the Tesla Models S/X, BMW X5 and Range Rover Sport and the like.

FF 71

FF’s third planned passenger vehicle, the FF 71 series, is expected to be a connected electric vehicle with a more compact size aiming at the mass market in the C-segment or D-segment. The FF 71 will be designed to integrate full connectivity and advanced technology into a smaller vehicle size. FF will start design and development of the FF 71 series after sufficient funding is secured in a timely manner.

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

FF’s technical solutions for advanced connectivity and user experience are well-suited to the SLMD market, where rapid growth is fueling demand for increasingly sophisticated solutions and features. Such features may include:

●	Advanced connectivity and telematics for next-gen fleet management;

●	OTA upgrade capability;

●	Third party application integration on touch screen display;

●	Surround view cameras for improved visibility; and

●	Equipped with Level 3 ready autonomy and ready-for-future capabilities.
SLMD’s adaptive modular design enables additional use cases (utilities, tradesmen, and others) with minimal additional time or investment.

Manufacturing Strategy

FF plans to build FF 91 series vehicles in its manufacturing facility in Hanford, California with a projected annual capacity of 10,000 vehicles. FF will conduct operations similar to traditional vehicle manufacturing facilities such as body assembly, paint operations, final vehicle assembly, and end-of-line testing for FF 91 in the Hanford manufacturing facility. FF intends for its vehicle engineering and manufacturing teams to work alongside one another to streamline the feedback loop for rapid product enhancements and quality improvement and will extensively utilize virtual manufacturing simulation methods to validate operations and improve the manufacturing processes.

For additional capacity for production of the FF 91 (i.e., exceeding 10,000 vehicles annually), FF can expand production operations in Hanford or seek capacity expansion elsewhere. For the FF 81, FF plans to outsource direct vehicle production to its contract manufacturing partner in South Korea, as FF believes outsourcing will reduce capital investment and accelerate its go-to-market strategy for producing and delivering the FF 81, while providing the benefit of flexibility to scale volume to match demand level. FF may outsource the production of the FF 71 to its contract manufacturing partner in South Korea or a manufacturing partner in China or elsewhere. These plans align with FF’s hybrid, flexible manufacturing strategy. For more information about FF’s manufacturing facility, see the discussion below under the heading “– Facilities.” For more information about FF’s contract manufacturing and supply agreement with Myoung Shin in South Korea, see the discussion below under the heading “– Key Agreements and Partnerships.”

Sales, Delivery, and Servicing of Vehicle

As of the date hereof, FF has not yet sold any electric vehicles. FF plans to adopt a direct sales model that utilizes a mix of online and offline presence to drive sales. FF’s offline sales network will consist of FF experience centers and FF Partner-owned experience centers. The self-operated experience centers are expected to establish FF brand awareness, while the FF Partner-owned experience centers are expected to expand the sales and distribution network without substantial capital investment by FF.

FF recently announced that its first flagship experience center will be located in Beverly Hills, California, and that the Company is currently looking for a second U.S. location. FF expects to open other Company-operated experience centers in the U.S. and China. These locations will operate as experiential showrooms for FF’s electric vehicle models and will provide sales, aftersales, and charging services. The FF Partner-owned stores and showrooms will support FF’s online-to-offline sales model, vehicle delivery, charging service and other user operations.

All purchase transactions will be processed online through FF’s website or mobile apps, while FF Partners will support the process (including demonstration drives and providing vehicle information) and receive compensation based on a revenue sharing model and territory and/or services performed. Users accessing FF.com can directly purchase the vehicle online and can choose their closest FF experience centers or FF Partner-operated experience centers and showroom for support. Customers going to an FF Partner-operated experience centers will be supported by staff and directed to FF.com for purchasing. FF believes that once the reputation of FF’s vehicles has been established and users are familiar with FF vehicles, an increasing share of the vehicle sales process is likely to be completed fully online. This will further free up offline capacity and potentially increase productivity for FF’s Partner-operated experience centers. As FF will oversee delivery of the vehicles, both FF stores and FF Partner-operated experience centers and showrooms will be able to run their operations in an asset-light fashion.

The FF Partner-owned experience centers and showrooms will be the prioritized network for servicing FF’s vehicles, which may include repair, maintenance, and bodywork services. FF will also contract with select third-party service centers to ensure coverage and will deploy mobile service vans based on user demand. To ramp up its service capabilities, FF Eco Sales Company, LLC, FF’s sales subsidiary, has engaged Somit Solutions and plans to engage Cox Automotive to support the FF After-sales Systems and Operations. Somit Solutions will develop the underlying systems required to support all after-sales elements, such as warranty, parts catalog, repair manual systems. Cox Automotive is expected to support FF after-sales operations, such as shipping logistics, as well as leveraging Cox’s extensive service center network. Additionally, FF users will benefit from FF’s connected remote service platform that can address a majority of service issues, perform remote diagnosis and OTA updates, perform artificial intelligence and predictive maintenance, and will be able to offer real-time service and repair status update to vehicle users.

FF Suppliers

FF has partnered with reputable suppliers in North America, Europe, and Asia. FF has selected and on-boarded suppliers for all critical parts for the FF 91. FF aims to obtain systems, components, raw materials, parts, manufacturing equipment, and other supplies and services from suppliers which FF believes to be reputable and reliable.

Intellectual Property

FF has significant capabilities in the areas of vehicle engineering, development and design, and has developed a number of proprietary systems and technologies. As of February 27, 2023, FF has been granted approximately 660 patents (with approximately a third issued in the U.S., slightly less than two-thirds issued in China, and the remaining issued in other jurisdictions). These patents are issued to various FFIE entities, including Faraday Future, Faraday & Future, FF Automotive (China) Co., Ltd., Leka Automotive Intelligent Technology (Beijing) Co., Ltd., and LeEco Eco-Car (Zhejiang) Co., Ltd. FF intends to continue to file additional patent applications with respect to its technology. FF’s patented technology covers UI/UX, powertrain, ADAS, body, hardware/software platform and chassis. Key patents include FF’s inverter assembly, integrated drive and motor assemblies, methods and apparatus for generating current commands for an interior permanent magnet (“IPM”) motor and seamless vehicle access system. These key patents will expire in 2035 or 2036.

Key Agreements and Partnerships

Strategic Partnership with Myoung Shin, South Korea

In February 2022, FF U.S.   entered into a definitive contract manufacturing and supply agreement with Myoung Shin Co., Ltd. (“Myoung Shin”), a South Korea-based automotive manufacturer and parts supplier, to manufacture the Company’s second vehicle, the FF 81. The agreement has an initial term of nine years from the start of production of the FF 81. Pursuant to the agreement, Myoung Shin shall maintain sufficient manufacturing capabilities and capacity to supply FF 81 vehicles to FF in accordance with the Company’s forecasts and purchase orders. FF and Myoung Shin will each manufacture and supply certain FF 81 parts that Myoung Shin will use in the manufacture and assembly of FF 81 vehicles.

Potential Partnership with Geely Holding

In December 2020, FF U.S. entered into a non-binding memorandum of understanding with Zhejiang Geely Holding Group Co., Ltd. (“Geely Holding”), who was also a subscriber in the Private Placement, pursuant to which the parties contemplate a strategic cooperation in various areas including engineering, technology, supply chain, and contract manufacturing.

In January 2021, Legacy FF, FF Automotive (Zhuhai) Co., Ltd. and FF Hong Kong Holding Limited entered into a cooperation framework agreement with Zhejiang Geely Holding Group Co., Ltd. pursuant to which Geely Holding agreed to explore the possibility of joint investment in the technology licensing, contract manufacturing and joint venture with FF and the city, as well as to pursue the possibility of further business cooperation with the joint venture. The joint venture and contract manufacturing projects with Geely Holding are on hold.

On September 7, 2021, the Company paid Liankong, a subsidiary of Geely Holding, which is also a subscriber in the PIPE Financing, in accordance with the Intellectual Property License Agreement dated January 11, 2021, as supplemented on

September 7, 2021, a one-time amount of $50.0 million for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform, the Geely License, owned by Liankong. The Geely platform is an electric automotive chassis that the Company plans to use in the development and production of future electric vehicle models.

After-Sales and Service

FF U.S. has engaged Somit Solutions to support developing the underlying after-sales Service Systems (U.S. and China), plans to engage Cox Automotive to support Aftersales Operations (U.S. only), and has engaged SalesForce (U.S. only) to deliver and service the FF 91 in compliance with governmental agencies and to support Critical Path to deliver and service the first FF 91, in alignment with the Company’s user journeys.

Strategic Agreement with the City of Huanggang

On January 17, 2023, FF announced that, in the third quarter of fiscal year 2022, it had reached a non-binding Cooperation Framework Agreement with the government of the City of Huanggang in Hubei Province, China (“Huanggang”), for promoting FF’s U.S.-China dual-home market strategy. According to the Cooperation Framework Agreement, FF intends to relocate its FF China headquarters to Huanggang, while maintaining its global headquarters in Los Angeles, California. In accordance with the Cooperation Framework Agreement, both parties are expected to contribute their respective advantages in investment, scientific and technological innovation, industrial transformation, location, and policy. Huanggang is expected to actively assist FF by providing assistance with industrial layout and deployment of resources and providing financial and policy support. The FF China headquarters is expected to be jointly funded by the Huanggang Government guide fund, industrial fund, and FF.

Human Capital Management and Resources

As of February 27, 2023, FF had 586 employees globally. A majority of FF’s employees are engaged in research and development and related engineering, manufacturing, and supply chain functions. To preserve its current cash position, FF may implement additional headcount reductions, taking into account FF’s financial condition and market conditions.

In the future, FF may ramp up additional hiring efforts for its targeted vehicle production and delivery. FF’s targeted hires typically have significant experience working for reputable OEMs, software, internet, consumer electronics and artificial intelligence companies, as well as tier-one automotive suppliers and engineering firms. FF has not experienced any work stoppages and considers its relationship with its employees to be good. None of FF’s employees are subject to a collective bargaining agreement or represented by a labor union.

The FF team is composed of experienced talent from a variety of industry backgrounds and nationalities with a common goal of creating highly innovative and unique products. FF’s human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating existing and additional employees. FF is committed to the principle of ESG and is committed to building a safer, cleaner world. We have a diverse workforce and are committed to maintaining the highest standards of ethics and behavior.

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

Vehicle Safety and Testing Regulation

FF vehicles will be subject to, and must comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable U.S. Federal Motor Vehicle Safety Standards (“FMVSS”). As a manufacturer, FF must self-certify that its vehicles meet all applicable FMVSSs before the vehicles are sold in the U.S. There are many FMVSSs that will apply to FF vehicles, such as crash-worthiness requirements, crash avoidance requirements and electric vehicle requirements (e.g., limitations on electrolyte spillage, battery retention and avoidance of electric shock after certain crash tests). FF’s future vehicles must fully comply with all applicable FMVSSs. Additionally, there are regulatory changes being considered for several FMVSSs, and FF must comply with all such FMVSS regulations.

In addition to FMVSS, FF will also be required to comply with other federal laws administered by NHTSA, including the Corporate Average Fuel Economy (“CAFE”) standards, Theft Prevention Act requirements, consumer information labeling requirements, early warning reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls and owners’ manual requirements. FF must also comply with the Automobile Information and Disclosure Act, which requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. Further, this law allows inclusion of city and highway range ratings, as determined by EPA, as well as crash test ratings as determined by NHTSA.

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

Environmental Credits

In connection with the production, delivery, and placement into service of FF’s zero-emission vehicles, FF may earn tradable credits under certain governmental programs designed to incentivize such activities. FF may sell FF future credits to automotive companies and other regulated entities who can use the credits to comply with emission standards and other regulatory requirements. Under the Environmental Protection Agency’s Light-Duty Vehicle Greenhouse Gas Emissions Standards, FF may generate carbon dioxide emissions credits that can be sold to conventional internal combustion engine vehicle manufacturers. On December 30, 2021, EPA issued new greenhouse gas emissions standards for model years 2023-2026 light duty vehicles that accelerates the annual year-over-year increase in the stringency of the standards from 1.5% to 5-10%. These standards include carbon dioxide emission credit multipliers for the sale of electric vehicles, and EPA predicts that the standards will result in electric and plug-in hybrid vehicles having a market share of approximately 17% by model year 2026. Similarly, on August 25, 2022, the California Air Resources Board approved the Advanced Clean Cars II rule, which amends California’s existing Zero Emission Vehicle Regulation to require an increasing number of zero-emission vehicles starting with model year 2026 and growing to a 100% transition of light duty passenger vehicles to electric vehicles by model year 2035. Under both federal and California regulations, FF may earn salable regulatory credits as vehicle manufacturers are required to meet annual emissions or zero-emissions vehicle sales requirements or purchase commensurate offset credits. FF may also earn similar fuel economy and clean fuels credits under other regulatory regimes in the U.S. and abroad.

EPA Emissions and Certification

The U.S. Clean Air Act requires that FF obtain a Certificate of Conformity issued by the EPA or a California Executive Order issued by CARB certifying that FF vehicles comply with all applicable emissions requirements. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards. A CARB Executive Order is required for vehicles sold in states that have adopted California’s stricter standards for emissions controls related to new vehicles and engines sold in such states. States that have adopted the California standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles. In addition to California, there are 17 other states that have either adopted or are in the process of adopting the stricter California standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Virginia, Delaware, Colorado, Minnesota, Nevada, Virginia, and New Mexico. FF recently achieved CARB certification for the FF 91 and achieved an EPA attested range of 381 miles. Starting in model year 2026, FF must also meet California data standardization requirements for zero-emission vehicles, which specifies required vehicle and battery data that must be made available to vehicle owners through a scan tool device.

Regulation––Self Driving

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

Automobile Manufacturer and Dealer Regulation

U.S. state laws regulate the manufacture, distribution and sale of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to consumers in the state. FF will need to secure dealer licenses (or their equivalent) and engage in sales activities for its self-operated experience centers and service centers, while partners in certain states will support by providing services via partner-owned experience centers and showrooms. FF U.S. has received its dealer license from the State of California and is able to sell automobiles across the U.S.

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

Competition

FF has experienced, and expects to continue to experience, intense competition from several companies, particularly as the transportation sector increasingly shifts towards low-emission, zero-emission, or carbon neutral solutions. Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel and electric vehicle market. Many major automobile manufacturers, such as Tesla, Porsche, Mercedes, Rolls Royce and Audi, have electric vehicles available today. Other current and prospective automobile manufacturers are also developing electric vehicles, for example Nio, xPeng, Li Auto, Lucid Motors, Canoo and Fisker, among others. In addition, several manufacturers offer hybrid vehicles, including plug-in versions. FF directly competes with other pure-play electric vehicle companies targeting the high-end segment, while also competing to a lesser extent with new energy vehicles (“NEVs”) and internal combustion engine (“ICE”) vehicles in the mid to high-end segment offered by traditional OEMs. FF believes the primary competitive factors in the electric vehicle market include, but are not limited to:

●	pricing;

●	technological innovation, recently enhanced through PT Gen 2.0;

●	vehicle performance, quality, safety and reliability;

●	space, comfort, and user experience;

●	service and charging options;

●	design, styling, and interior materials; and

●	manufacturing efficiency.
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

Enforceability

Certain of our current operations are conducted in the PRC through our wholly owned subsidiaries. Moreover, one of our current directors and our Global CEO are residents of the PRC. All or a substantial portion of the assets of these persons are located outside the U.S. and in the PRC. As a result, it may not be possible to effect service of process within the U.S. or elsewhere outside the PRC upon these persons. In addition, uncertainty exists as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts obtained against us or such director predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof, or be competent to hear original actions brought in the PRC against us or such director predicated upon the securities laws of the U.S. or any state thereof. See “Risk Factors – Risks Related to FF’s Operations in China – There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.”

Item 1A. Risk Factors.

Below is a summary of material factors that make an investment in FFIE’s Common Stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as part of your evaluation of an investment in FFIE’s Common Stock.

Summary Risk Factors

An investment in our Class A Common Stock involves substantial risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others, the following:

Risks Related to FF’s Business and Industry

●	FF has a limited operating history and faces significant barriers to growth in the electric vehicle industry.
●	FF has incurred losses in its business operations and anticipates that it will continue to incur losses in the future. It may never achieve or sustain profitability.
●	FF expects its operating expenses to increase significantly in the future, which may impede its ability to achieve profitability.
●	FF might need to raise additional capital in the near term to start production on the FF 91 Futurist in the event the financing commitments secured as part of the Sixth Amendment are not received in a timely manner. After commencement of the start of production, FF will need to raise additional capital to satisfy its other capital needs.
●	FF has historically incurred substantial indebtedness and may continue to do so.
●	FF’s vehicles are in development and the delivery of FF’s first vehicle has experienced, and may continue to experience, significant delays.
●	For the audits of the years ended December 31, 2022 and 2021, FF’s current and former independent auditor’s report included an explanatory paragraph relating to FF’s ability to continue as a going concern.
●
FF is taking remedial measures in response to the Special Committee findings. There can be no assurance that such remedial measures will be successful. In addition, there can be no assurance that such remedial measures will be fully implemented in light of the recent corporate governance agreements with FF Top Holding LLC (which, as of February 2023, changed its name to FF Global Partners Investment LLC) (“FF Top”) and FF Global and the recent assessment by the Board of FF’s management structure, including management roles, responsibilities and reporting lines.

●	FF is involved in an SEC investigation, and may be further subject to investigations and legal proceedings related to the matters underlying the Special Committee investigation.
●	FF will depend on revenue generated from a single model of vehicles in the foreseeable future.
●
The market for FF’s vehicles is nascent and not established. FF had 356 non-binding, fully refundable pre-orders as of February 27, 2023 and other non-binding indications of interest, and there can be no assurance that such pre-orders and other indications of interest will be converted into actual binding orders or sales.

●	FF is dependent on its suppliers, the majority of which are single-source suppliers. The inability of these suppliers to timely deliver necessary components for FF products, and disruption of supply or increases in costs of materials could harm FF’s business.
●	FF may not develop the complex software and technology systems necessary for the production of its electric vehicles.
●	FF identified material weaknesses in its internal control over financial reporting.
●	FF’s decision to manufacture its own vehicles in its leased Hanford, California facility does not guarantee FF will not incur significant delays in the production of the vehicles.
●	FF’s contract manufacturer or other future contract manufacturer may fail to timely produce and deliver vehicles.

●	FF has minimal experience servicing and repairing its vehicles. The inability to adequately service vehicles may adversely affect FF’s business.
●	Industry competition may adversely affect FF’s revenues, increase its costs to acquire new customers, and hinder its ability to acquire new customers.
●	FF’s go-to-market and sales strategy will require substantial investment and commitment of resources and is subject to numerous risks and uncertainties.
●	FF faces risks related to natural disasters, climate change, health epidemics and pandemics, terrorist attacks, civil unrest and other circumstances outside its control.
●	If FF is unable to attract and/or retain key employees and hire qualified Board members, officers and other individuals, its ability to compete could be harmed.
●	FF has elected to protect some of its technologies as trade secrets rather than as patents; however, this approach has certain risks and disadvantages.
●	FF is subject to cybersecurity risks relating to its various systems and software, or that of any third party that FF relies upon, and any failure, cyber event or breach of security could prevent FF from effectively operating its business, harm its reputation or subject FF to significant liability.
●	FF and its suppliers and manufacturing partners may be subject to increased environmental and safety or other regulations and disclosure rules resulting in higher costs, cash expenditures, and/or sales restrictions.
●	FF may be subject to risks associated with autonomous driving technology.
●	FF’s vehicles will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.
●	Yueting Jia, FF’s founder and Chief Product and User Ecosystem Officer, is closely associated with the Company’s image and brand, and his public image may color public and market perceptions of FF. Negative information about Mr. Jia may adversely impact FF. Disassociating from Mr. Jia could also adversely impact FF.
●	Yueting Jia is subject to restrictions in China that may continue if not all creditors participating in his personal bankruptcy restructuring plan request his removal from such restrictions. These restrictions may adversely impact FF’s China strategy.
●	Yueting Jia and FF Global, over which Mr. Jia exercises significant influence, have control over the Company’s management, business and operations, and may use this control in ways that are not aligned with the Company’s business or financial objectives or strategies or that are otherwise inconsistent with the Company’s interests.
●	Disputes with our stockholders are costly and distracting.
●	The composition of FFIE’s Board has changed, and may further change prior to or immediately following completion of the Company’s annual meeting of stockholders (the “Annual Meeting”).
●	FF is subject to legal proceedings and claims arising in and outside the ordinary course of business.
●	FFIE is not in compliance with Delaware General Corporation Law because it has been more than 13 months since FFIE’s last Annual Meeting.
 Risks Related to FF’s Operations in China

FF operates in China, and plans to have significant operations in the future in China (including Hong Kong) through its subsidiaries organized in the PRC (including Hong Kong) (collectively, the “PRC Subsidiaries”), and faces various legal and operational risks associated with doing business in China, which could result in a material change in the operations of our PRC Subsidiaries, cause the value of FFIE’s securities to significantly decline or become worthless, and significantly limit or completely hinder FF’s ability to accept foreign investments, and our investors’ ability to offer or continue to offer our shares of Class A Common Stock to investors. FF also faces similar risks related to its expansion plans in Hong Kong, which is subject to political and economic influence from China. These risks, each discussed in detail in the section “Risk Factors – Risks Related to FF’s Operations in China,” include:

●	Changes in the political and economic policies of the PRC government may materially and adversely affect FF.
●	Uncertainties with respect to the Chinese legal system, regulations and enforcement policies could have a material adverse effect on FF.
●	Foreign currency fluctuations could reduce the value of our Common Stock and dividends paid on our Common Stock.
●	Changes in the laws and regulations of China or noncompliance with them could adversely affect FF.

●	Restrictions on PRC Subsidiaries’ ability to pay dividends or make other payments to FFIE in the future could restrict FFIE’s ability to satisfy its liquidity requirements and have a material adverse effect on FFIE’s business.
●	FFIE may be classified as a PRC “resident enterprise,” which would likely result in unfavorable tax consequences to FFIE and its non-PRC enterprise stockholders.
●	FFIE and its stockholders face uncertainty with respect to indirect transfers of equity interests in China resident enterprises through transfer of non-Chinese-holding companies.
●	PRC regulation of loans to and direct investments in PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC Subsidiaries.
●	The PRC government can take regulatory actions and make statements to regulate business operations in China with little advance notice, so our assertions and beliefs of the risks imposed by the Chinese legal and regulatory system cannot be certain, and actions related to oversight and control over offerings that are conducted overseas and/or foreign investment in issuers with substantial operations in China could significantly limit or completely hinder our and our investors’ ability to offer or continue to offer shares of Class A Common Stock $0.0001 par value, and warrants to purchase shares of Class A Common Stock to investors and cause the value of our securities to significantly decline or be worthless.
●	The approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities may be required in connection with certain of our financing activities, and, if required, we cannot predict if we will be able to obtain such approval or complete such filing or other administrative procedures.
●	Certain PRC rules and regulations establish complex procedures for some acquisitions by foreign investors, which could make it more difficult for us to grow in China.
●	FF may be adversely affected by the complexity, uncertainties and changes in PRC regulations on internet-related business, automotive businesses and other business carried out by FF’s PRC Subsidiaries.
●	We face challenges from the evolving regulatory environment regarding cybersecurity, information security, privacy and data protection.
●	In the event that the independent auditor operating in China that FF engages for its operations in China is not permitted to be subject to inspection by the Public Company Accounting Oversight Board (“PCAOB”), then investors may be deprived of the benefits of such inspection.
●	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
●	There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing actions in China against us and our management.
Risks Related to Our Common Stock

●	FFIE has not paid dividends on the Class A Common Stock and its ability to do so in the future will be subject to its subsidiaries’ ability to distribute cash to it.
●	FFIE is subject to complex public company rules and regulations, and there can be no assurance that FFIE will be able to comply with them. FFIE will continue to incur increased burdens as a public company.
●	There can be no assurance that FFIE will be able to comply with the continued listing standards of Nasdaq. FFIE has received written notices from the SEC regarding its non-compliance with Nasdaq minimum bid price and annual stockholder meeting requirements.
●	FF may be required to take write-downs or write-offs, or FF may be subject to restructuring, impairment or other charges.
●	The price of the Class A Common Stock has been and may continue to be volatile, and you could lose all or part of your investment. Sale by certain holders of the Class A Common Stock may negatively impact the market price of the Class A Common Stock, while such holders may still receive significant proceeds.
●	FF’s tax obligations and related filings have become significantly more complex and subject to greater risk of scrutiny.
●	The issuance of additional shares of Common Stock, including upon full conversion of the principal amount of all outstanding SPA Notes and exercise of all outstanding SPA Warrants and ATW NPA Warrants, and/or the implementation of the full ratchet anti-dilution price protection in the SPA Notes and SPA Warrants and the issuance of shares pursuant to the SEPA, would substantially dilute the ownership interest of existing stockholders.

●	FFIE has granted preferential director nomination rights to certain investors which may cause FFIE to fall out of compliance with Nasdaq listing rules.
●	Concentration of ownership may delay or prevent a change in control. Certain of FFIE’s defensive measures could prevent a takeover that stockholders may consider favorable.
●	Claims for indemnification by our directors and officers may reduce our available funds, including for successful third-party claims against us.
●	FFIE’s dual-class structure may depress the trading price of the Class A Common Stock. In addition, upon approval by FFIE stockholders of an amendment to the Amended and Restated Charter pursuant to the Amended Shareholder Agreement, the voting power of the Class B Common Stock held by FF Top will convert from one vote per share to 10 votes per share and, upon FFIE achieving an equity market capitalization of $3.0 billion, the voting power of the Class B Common Stock will convert from 10 votes per share to 20 votes per share, each of which will entitle FF Top to have substantial influence over FFIE’s corporate matters. If Nasdaq considers FFIE a “controlled company” following such conversions of the Class B Common Stock, FFIE may qualify for exemptions from certain corporate governance requirements.
●	Negative analyst coverage could affect FFIE’s share price and trading volume.
●	FFIE’s reduced reporting obligations as an “emerging growth company” could make the Common Stock less attractive to investors.
●	If FFIE implements a reverse stock split, the liquidity of its Common Stock and warrants may be adversely effected.
Risks Related to FF’s Business and Industry

FF has a limited operating history and faces significant barriers to growth in the electric vehicle industry.

FF was founded in 2014 and has built several prototype and production-intent vehicles. However, to date, FF has not started commercial production of its first electric vehicle. Based on certain management assumptions, including the timely receipt of $38.4 million to $58.4 million of additional funding, which commitments have been secured as part of the Sixth Amendment, and approval by stockholders of the proposal to increase FFIE’s authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the total authorized shares from 900,000,000 to 1,775,000,000, which approval was obtained during the special meeting of stockholders held on February 28, 2023, timely completion of key equipment installation and commissioning work at the ieFactory California in Hanford, California, suppliers meeting our supply chain requirements, the implementation and effectiveness of certain expense reduction and payment delay measures, and timely and successful testing and certification, FF expects to start production of the FF 91 Futurist at the end of March 2023, coming off the line in early April 2023, and delivery to users anticipated to begin before the end of April 2023. There is no assurance FF will be able to timely receive sufficient funding under existing financing commitments to start production on the FF 91 Futurist on that timeline or at all. If unable to receive sufficient funding, FF will be required to obtain new financing commitments, which may not be available to it under reasonable commercial terms. Further, there cannot be any assurance that FF will be able to develop the manufacturing capabilities and processes, or secure reliable sources of component supply to meet the quality, engineering, design or production standards, or the required production volumes to successfully grow into a viable business. There is also no assurance that FFIE stockholder approval of an authorized share increase will be obtained in a timely manner or at all.

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

The design, engineering, manufacturing, sales and service of intelligent, connected electric vehicles is a capital-intensive business. FF has incurred losses from operations and has had negative cash flows from operating activities since inception. FF incurred a net loss of $552.1 million and $516.5 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in operating activities was $383.1 million and $339.8 million for the years ended December 31, 2022 and 2021, respectively. Since inception, FF has made significant investments in technology to implement the recently announced FF Product and Technology Upgrade Generation 2.0 (“PT Gen 2.0”), as well as in vehicle design, development and tooling, construction of manufacturing facilities, employee compensation and benefits and marketing and branding. PT Gen 2.0 was achieved through the upgrade of 26 major systems and components. These upgrades consist of 13 key upgrades throughout the powertrain, battery, charging, chassis, and interior in EV areas, as well as 13 key upgrades due to improvements in computing, sensing, communication and user interaction and significant performance improvements to the FF 91 Futurist. FF expects to continue or increase such investments; however, there can be no assurance these investments will result in the successful and timely delivery of FF 91 series or subsequent vehicle programs, or at all.

FF may incur unforeseen expenses, or encounter difficulties, complications, and delays in delivering FF 91 series, and therefore may never generate sufficient revenues to sustain itself. Even if FF brings FF 91 series to market, it may continue to incur substantial losses for reasons including the lack of demand for FF 91 series and the relevant services, vehicle service and warranty costs, increasing competition, challenging macroeconomic conditions, regulatory changes and other risks discussed herein, and so it may never achieve or sustain profitability.

Given the risks associated with FF’s ability to obtain additional funding to execute on its plans to develop and deliver vehicles and begin to generate revenue, the amount of additional funding needed could differ from earlier estimates and the timing to reach profitability and positive cash flows could be further delayed. Based on delays in obtaining sufficient funding relative to its plans, as well as the likelihood that FF’s plan will be implemented successfully, timely, or at all, once such funding is in place, FF cannot estimate a breakeven point at this time.

FF has evaluated a range of alternative operating scenarios, including a scenario where only the FF 91 series is initially developed and sold, followed by development and sales of other planned vehicles in the portfolio (FF 81 series, FF 71 series, and SLMD). FF is operating under this scenario, currently focused towards the start of production of the FF 91 series, whereby spending on the development of the FF 91 series is potentially leverageable and applicable to future models. FF has ceased incremental spending on the development of future vehicles with the goal of reducing new capital requirements in 2023.

FF expects its operating expenses to increase significantly in the future, which may impede its ability to achieve profitability.

FF expects to further incur significant operating costs which will impact its profitability, including research and development expenses as it introduces new models and improves existing models, capital expenditures in the expansion of its manufacturing capacities, additional operating costs and expenses for production ramp-up, raw material procurement costs, general and administrative expenses as it scales its operations, and sales, marketing, and distribution expenses as it builds its brand and markets its vehicles. Additionally, it may incur significant costs once it delivers the FF 91 series, including vehicle service and warranty expenses.

FF’s ability to become profitable in the future will not only depend on its ability to successfully market its vehicles and other products and services, but also to control costs. Ultimately, FF may not be able to adequately control costs associated with its operations for reasons outside its control, including the cost of raw materials such as aluminum, steel and lithium-ion cells. Substantial increases in such costs could increase FF’s cost of revenue and its operating expenses and reduce its margins. Additionally, macro events such as the ongoing global pandemic and the conflict in Ukraine have adversely affected supply chains, impacting FF’s ability to control and manage costs. Additionally, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions could result in significant increases in logistics and freight charges and raw material costs. If FF is unable to design, develop, manufacture, market, sell and service its vehicles, including providing service in a cost-efficient manner, its margins, profitability, and prospects would be materially and adversely affected.

The rate at which FF may incur costs and losses in future periods compared to current levels may increase significantly, as it:

●	continues to develop FF 91, FF 81, and FF 71 series and Smart Last Mile Delivery (“SLMD”) electric vehicle models;

●	develops and equips its manufacturing facility in Hanford, California to produce FF 91, and prepares for manufacturing capabilities in South Korea and other potential manufacturing options, and in China for additional production capacity for FF 91 and other electric vehicle models;

●	builds up inventories of parts and components for FF 91;

●	develops and expands its design, development, maintenance, servicing and repair capabilities;

●	opens offline FF stores; and

●	increases its sales and marketing activities.
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

FF operates in a capital-intensive industry which requires significant cash to fund its operations. FF expects its capital expenditures to continue to be significant for the foreseeable future as it continues to develop and grow its business. In response to the delay in obtaining funding commitments and negative macroeconomic trends in the industry in which FF operates, such as supply chain pressures and cost inflation, FF has identified and begun implementation of certain cost reduction and cash conservation measures, including headcount and temporary salary reductions, supplier payment deferrals, and other cost-cutting measures. FF does not believe that the incremental impact of these cost reduction and cash conservation measures will have a material adverse impact on the timing of delivery of the FF 91 Futurist. There can be no assurance that FF will be successful in implementing these measures. The Company expects to start production of a saleable FF 91 Futurist at the end of March 2023, coming off the line in early April 2023, with deliveries to users to begin before the end of April 2023, subject to the timely receipt of $38.4 million to $58.4 million of additional funding, which commitments have been secured as part of the Sixth Amendment, and approval by stockholders of the proposal to increase FFIE’s authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the total authorized shares from 900,000,000 to 1,775,000,000, which approval was obtained during the special meeting of stockholders held on February 28, 2023. FF is focused on and committed to achieving the start of production of the FF 91 Futurist according to this timeline subject to the constraints of funding available at this time, which is limited relative to its previous plans. In response, FF reduced its initial production scope and volume to allow it to start production and delivery of the FF 91 Futurist using the projected funding. Under this plan, FF is expected to defer the completion of construction of certain areas in its manufacturing facility. Depending upon the success of the delivery of the FF 91 Futurist as well as the ability of FF to raise additional funding before reaching breakeven, FF expects that the ramp up of production will be slower relative to previous plans.

The Company has received financing commitments for the funds required for the start of production of the FF 91 Futurist assuming timely receipt of funds. Since August 14, 2022, the Company has obtained commitments from several investors totaling $267.0 million in convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $171.4 million under these commitments has been funded to date ($150.4 million net of original discount and transaction costs). Of the remaining balance of $95.6 million, an amount of $20.0 million is committed and contingent upon delivery of the FF 91 Futurist to the first batch of bona fide customers, an amount of $9.0 million is expected to be funded by the end of Q1 2023 and an amount of $56.0 million is expected to be funded within five business days after the satisfaction or waiver of certain conditions, including for a portion of such financing receipt of Company stockholder approval of such financing and an effective registration statement for the shares underlying the applicable notes. In addition, the Company had the right to force the exercise of the warrants underlying the Warrant Reserve, as such term is defined in Note 14, Stockholders’ Equity, in the notes to the Consolidated Financial Statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K, for a total exercise price of $20.0 million in cash ($10.6 million remaining to be funded to the Company), upon the completion of certain milestones and conditions. The right to force exercise of the Warrant Reserve expired upon the holders exercising their warrants during 2023. In February 2023, Senyun and a purchaser affiliated with ATW Partners LLC exercised 20% of their respective options to purchase additional senior secured notes and SPA Warrants of the Company under the same terms as the Incremental Notes as such term is defined in Note 10. Notes Payable in the notes to the Consolidated Financial Statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K. The Company received aggregated gross proceeds of $18.0 million ($16.2 million net of original issuance discount) in exchange for such issuances. Further, pursuant to the SEPA, the Company has the sole right, but not the obligation, to direct Yorkville from time to time to purchase up to $200.0 million of Class A Common Stock during the commitment period ending November 11, 2025, with an option to increase such amount to $350.0 million at FF’s option, however, FF shall not have the ability to draw funds until the effectiveness of a registration statement for the resale of such shares, the approval of an increase to its authorized shares, and the satisfaction of certain other conditions. On December 8, 2022, FFIE filed with the SEC a registration statement on Form S-1 (File No. 333-268722) to register shares of Class A Common Stock to be issued under the SEPA.

The Company has continued financing discussions with multiple parties, but has experienced delays in the past in securing additional funding commitments relative to its business plan included in the Form 8-K filed on July 25, 2022, which have exacerbated the supply chain pressures on FF’s business. These factors, in addition to the continued rise in inflation and other challenging macroeconomic headwinds, have led FF to take steps to preserve its cash position, including reducing spending, extending payment cycles and implementing other similar measures, as well as working with suppliers to re-evaluate production schedules and timing. FF expects that it will be required to raise additional capital to fund its operations to support the ramp-up of production of the FF 91 Futurist to generate revenues to put it on a path to cash flow break-even. If our ongoing capital raising efforts are unsuccessful or significantly delayed, or if we are unable to satisfy the closing conditions under any of our financing agreements, or if we experience prolonged material adverse trends in our business, our planned and actual production will be further delayed or decreased, and our actual use of cash and revenue may also change. While FF is actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise additional capital on terms acceptable to it or at all. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks.

FF’s cash needs after the start of production and delivery of the FF 91 Futurist will depend on the extent to which FF’s actual costs vary from FF’s estimates and FF’s ability to control these costs and raise additional funds. Any challenges in supplier engagements, delays in ramping capacity or labor at the Hanford facility or for sales and service engagements, rising prices of materials, or ongoing global supply chain disruptions may further increase the need for additional capital to produce and deliver the FF 91 series. In particular, recently, some suppliers have threatened to terminate their relationship with FF because of late payments or requested accelerated payments and other terms and conditions as a result of our past payment history and concerns about the Company’s financial condition, leading to less favorable payment terms than FF had anticipated, and delaying or putting at risk certain deliveries. FF is in active negotiations with these suppliers to minimize these risks and has been successful to date in retaining the majority of key suppliers. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.

FF’s operating results forecast largely relies on management’s assumptions and analyses, which could be incorrect. Additionally, there cannot be any assurance that FF’s current fundraising efforts will be successful. Whether actual operating and financial results and business developments will be consistent with FF’s expectations and assumptions as reflected in the forecast depends on a number of factors, many of which are outside FF’s control, including, but not limited to:

●	whether it can obtain sufficient and timely capital to sustain and grow its business, including the development of future vehicle models;

●	its ability to manage growth;

●	whether it can manage relationships with key suppliers;

●	whether it can sign up and manage relationships with business partners for them to invest in and operate sales and service centers;

●	the ability to obtain necessary regulatory approvals;

●	demand for its products and services in its target markets;

●	the timing and cost of new and existing marketing and promotional efforts;

●	competition, including established and future competitors;

●	its ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel;

●	the overall strength and stability of domestic and international economies;

●	regulatory, legislative and political changes; and

●	consumer spending habits.
Specifically, FF’s results forecast is based on projected purchase prices, unit costs for materials, manufacturing, labor, packaging and logistics, warranty, sales, marketing and service, tariffs, and its projected number of orders for the vehicles with factors such as industry benchmarks taken into consideration. Any of these factors could turn out to be different than those anticipated. Unfavorable changes in any of these or other factors, most of which are beyond FF’s control, could materially and adversely affect its business, prospects, financial results and results of operations.

FF might need to raise additional capital in the near term to start production on the FF 91 Futurist in the event the financing commitments secured as part of the Sixth Amendment are not received in a timely manner. After commencement of the start of production, FF will need to raise additional capital to satisfy its other capital needs.

FF operates in a capital-intensive industry which requires significant cash to fund its operations. FF expects its capital expenditures to continue to be significant for the foreseeable future as it continues to develop and grow its business. In response to the delay in obtaining funding commitments and negative macroeconomic trends in the industry in which FF operates, such as supply chain pressures and cost inflation, FF has identified and begun implementation of certain cost reduction and cash conservation measures, including headcount and temporary salary reductions, supplier payment deferrals, and other cost-cutting measures. FF does not believe that the incremental impact of these cost reduction and cash conservation measures will have a material adverse impact on the timing of delivery of the FF 91 Futurist. As of the date hereof, the Company has received financing commitments for the funds required for the start of production of the FF 91 assuming timely receipt of funds. FF might need to raise additional capital in the near term to start production on the FF 91 in the event the financing commitments secured as part of the Sixth Amendment are not received in a timely manner. After commencement of the start of production, FFIE will need to raise additional capital to satisfy its other capital needs. The Company expects to start production of a saleable FF 91 Futurist at the end of March 2023, coming off the line in early April, with deliveries to users to begin before the end of April, subject to the timely receipt of $38.4 million to $58.4 million of additional funding, which commitments have been secured as part of the Sixth Amendment, and approval by stockholders of the proposal to increase FFIE’s authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the total authorized shares from 900,000,000 to 1,775,000,000, which approval was obtained during the special meeting of stockholders held on February 28, 2023. There can be no assurance that FF will be successful in implementing these measures. As of February 27, 2023, FF’s cash position was $37.6 million, including restricted cash of $2.1 million.

Given that FF had 356 non-binding, fully refundable pre-orders as of February 27, 2023 and vehicle deliveries were not made in 2022, no revenue was realized in 2022. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. FF will be required to seek additional capital to fund operations.

Since August 14, 2022, the Company has obtained commitments from several investors totaling $267.0 million in convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $171.4 million under these commitments has been funded to date ($150.4 million net of original discount and transaction costs). Of the remaining balance of $95.6 million, an amount of $20.0 million is committed and contingent upon delivery of the FF 91 to the first batch of bona fide customers, an amount of $9.0 million is expected to be funded in February 2023 and an amount of $56.0 million is expected to be funded within five business days after the satisfaction or waiver of certain conditions, including for a portion of such financing receipt of Company stockholder approval of such financing and an effective registration statement for the shares underlying the applicable notes. In February 2023, Senyun and a purchaser affiliated with ATW Partners LLC exercised 20% of their respective options to purchase additional senior secured notes and SPA Warrants of the Company under the same terms as the Incremental Notes. The Company received aggregated gross proceeds of $18.0 million ($16.2 million net of original issuance discount) in exchange for such issuances.

The Company is continuing financing discussions with multiple parties, but has experienced delays in securing additional funding commitments, which have exacerbated the supply chain pressures on FF’s business. There can be no assurance that FF will be able to successfully obtain additional incremental convertible senior secured note purchasers under the SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. In particular, FF is currently conducting due diligence on potential financing sources. This process has been time consuming and may result in FF not being able to consummate any financing from these or other financing sources on a timely basis or at all. There can also be no assurance that we will be able to satisfy the closing conditions under our financing agreements. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our production and delivery plans for the FF 91 Futurist, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.

FF’s cash needs after the delivery of the FF 91 Futurist will depend on the extent to which FF’s actual costs vary from FF’s estimates and FF’s ability to control these costs and raise additional funds. Any challenges in supplier engagements, delays in ramping capacity or labor at the Hanford facility or for sales and service engagements, rising prices of materials, or ongoing global supply chain disruptions may further increase the need for additional capital to produce and deliver the FF 91 series. In particular, recently, some suppliers have threatened to terminate their relationship with FF because of late payments or requested accelerated payments and other terms and conditions as a result of our past payment history and concerns about FF’s financial condition, leading to less favorable payment terms than FF had anticipated, and delaying or putting at risk certain deliveries. FF is in active negotiations with these suppliers to minimize these risks and has been successful in retaining the majority of key suppliers. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles. FF is exploring various alternatives to raise additional funding and finance its ongoing operations, including equipment leasing and construction financing of FF’s Hanford, California production facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on FF’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time.

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

To the extent FF were to further meaningfully delay the production and delivery of the FF 91 series, potential consumers may lose confidence in FF, and customers who have placed pre-orders for FF 91 may cancel pre-orders, which may curtail FF’s growth prospects. Additionally, FF’s competitors may move more quickly to market than FF, which could impact FF’s ability to grow its market share.

FF has historically incurred substantial indebtedness and may incur substantial additional indebtedness in the future, and it may not be able to refinance borrowings on terms that are acceptable to FF, or at all.

Since inception, FF has incurred cumulative losses from operations, negative cash flows from operating activities and has an accumulated deficit of $3,476.6 million and $2,907.6 million for the years ended December 31, 2022 and

2021, respectively. In addition, FF had working deficit (being the extent to which total consolidated current liabilities exceeds total consolidated current assets less restricted cash) of $202.6 million as of December 31, 2022 and working capital (being total consolidated current assets less restricted cash and total consolidated current liabilities) of $288.1 million as of December 31, 2021. Although FF settled the majority of its debt in either equity or cash upon consummation of the Business Combination and paid off certain other indebtedness with the proceeds of the Business Combination, FF may incur additional indebtedness from time to time to support its operations. If FF incurs additional debt, the risks it faces as a result of indebtedness and leverage could intensify. The incurrence of any additional debt could:

●	limit FF’s ability to satisfy obligations under certain debt instruments, to the extent there are any;

●	cause FF to seek bankruptcy protection or enter into other insolvency proceedings in the event FF is not able to renew or refinance any existing indebtedness as it becomes due;

●	increase FF’s vulnerability to adverse general economic and industry conditions;

●	require FF to dedicate a substantial portion of cash flow from operations to servicing and repaying indebtedness, thereby reducing the availability of cash flow to fund its working capital, capital expenditures, and other general corporate purposes;

●	increase its exposure to interest rate and exchange rate fluctuations;

●	limit its ability to borrow additional funds and impose additional financial and other restrictions on FF, including limitations on declaring dividends; and

●	increase the cost of additional financing.
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

FF has not yet commenced production of any model and has not recognized any revenue as of the date hereof. FF’s future business depends in large part on its ability to execute its plans to develop, manufacture, market, and deliver electric vehicles, including FF 91, FF 81, FF 71 series, and SLMD electric vehicle models that appeal to customers. Based on certain management assumptions, including the timely receipt of $38.4 million to $58.4 million of additional funding, which commitments have been secured as part of the Sixth Amendment, and approval by stockholders of the proposal to increase FFIE’s authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the total authorized shares from 900,000,000 to 1,775,000,000, which approval was obtained during the special meeting of stockholders held on February 28, 2023, timely completion of key equipment installation and commissioning work at the ieFactory California in Hanford, California, suppliers meeting our supply chain requirements, the implementation and effectiveness of certain expense reduction and payment delay measures, and timely and successful testing and certification, FF expects start of production of the FF 91 Futurist at the end of March 2023, coming off the line in early April 2023, and deliveries to users anticipated to begin before the end of April 2023.

However, start of production or deliveries of the FF 91 Futurist may experience further delays due to reasons such as insufficient capital, supply shortages, design defects, talent gaps, and/or force majeure. For example, FF relies on third-party suppliers for the provision and development of many key components used in FF 91 Futurist and other models. To the extent FF’s suppliers experience any delays in providing or developing necessary components, or if they experience quality issues, FF could experience delays in delivering on its timelines. In addition, if FF has to adjust and/or reduce or suspend certain payments to suppliers, such adjustments and/or reductions could further delay the production and deliveries of the FF 91 Futurist.

To the extent FF were to further meaningfully delay the production and delivery of the FF 91 series, potential consumers may lose confidence in FF, and customers who have placed pre-orders for FF 91 Futurist may cancel pre-orders, which may curtail FF’s growth prospects. Additionally, FF’s competitors may move more quickly to market than FF, which could impact FF’s ability to grow its market share.

With FF’s vehicle still under development, FF does not have any current customers or any binding pending orders and there is no assurance that non-binding pre-orders and other non-binding indications of interest will be converted into binding orders or sales.

To date, FF has not sold any vehicles. Though FF has engaged in marketing activities in anticipation of starting customer deliveries of the FF 91 series, FF has received 356 non-binding, fully refundable pre-orders as of February 27, 2023 and other non-binding indications of interest and FF does not have binding purchase orders or commitments from customers to purchase any of FF’s vehicles in development. As such, there can be no assurance that the pre-orders and other indications of interest would be converted into binding orders or sales.

Until the time that FF’s products are commercially available for purchase, and until FF is able to scale up its marketing function to support sales, there will be uncertainty as to customer demand for FF vehicles. The potentially long wait from the time a non-binding pre-order is made or other indication of interest is provided until the time FF vehicles are delivered, and any delays beyond expected wait times, could also impact customer decisions on whether to ultimately make a purchase. Even if FF is able to obtain binding orders, customers may limit their volume of purchases initially as they assess FF’s vehicles and whether to make a broader transition to electric vehicles. Commercializing the FF 91 Futurist and other vehicles in FF’s development pipeline will be a long process and depends on FF’s ability to fund and scale up its productions, including through securing additional funding to fund its operations, the consummation of various third-party agreements and expanding FF’s marketing functions, as well as the safety, reliability, efficiency and quality of FF’s vehicles, and the support and service that will be available. It will also depend on factors outside of FF’s control, such as competition, general market conditions and broader trends in vehicle electrification and fleet management, that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for FF’s products and the pace and levels of growth that FF may be able to achieve.

FF’s recurring losses from operations raise substantial doubt about FF’s ability to continue as a going concern. There is no assurance that FF will be successful in executing upon its operating plan and be able to maintain an adequate level of liquidity, which would result in FF not being able to continue as a going concern.

Since inception, FF has incurred cumulative losses from operations, negative cash flows from operating activities and has an accumulated deficit of $3,476.6 million and $2,907.6 million as of December 31, 2022 and 2021, respectively. FF expects to continue to generate significant operating losses for the foreseeable future. Based on FF’s recurring losses from operations since inception and continued cash outflows from operating activities, in FF’s audited consolidated financial statements for the years ended December 31, 2022 and 2021, FF concluded that this circumstance raised substantial doubt about FF’s ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in its report on the consolidated financial statements for the years ended December 31, 2022 and 2021, FF’s current and former independent registered public accounting firm included an explanatory paragraph stating that FF’s recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about FF’s ability to continue as a going concern. FF’s consolidated financial statements for the years ended December 31, 2022 and 2021 do not include any adjustments that may result from the outcome of this uncertainty. However, after the closing of the Business Combination and the PIPE Financing on July 21, 2021, FF received gross proceeds aggregating $991.0 million which it used to pay $84.3 million in transaction costs and $139.6 million (in addition to equity) to settle certain liabilities.

As of December 31, 2022, the Company’s principal source of liquidity was cash totaling $17.0 million, which was held for working capital and general corporate purposes. As of February 27, 2023, FF’s cash position was $37.6 million, including restricted cash of $2.1 million.

FF operates in a capital-intensive industry which requires significant cash to fund its operations. FF expects its capital expenditures to continue to be significant for the foreseeable future as it continues to develop and grow its business. In response to the delay in obtaining funding commitments and negative macroeconomic trends in the industry in which FF operates, such as supply chain pressures and cost inflation, FF has identified and begun implementation of certain cost reduction and cash conservation measures, including headcount and temporary salary reductions, supplier payment deferrals, and other cost-cutting measures. FF does not believe that the incremental impact of these cost reduction and cash conservation measures will have a material adverse impact on the timing of delivery of the FF 91. The Company expects to start production of a saleable FF 91 Futurist at the end of March 2023, coming off the line in early April, with deliveries to users to begin before the end of April, subject to the timely receipt of $38.4 million to $58.4 million of additional funding, which commitments have been secured as part of the Sixth Amendment, and approval by stockholders of the proposal to increase FFIE’s authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the total authorized shares from 900,000,000 to 1,775,000,000, which approval was obtained during the special meeting of stockholders held on February 28, 2023. There can be no assurance that FF will be successful in implementing these measures.

In addition to the risk that the Company’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. FF is seeking to raise additional capital from fundraising efforts currently underway (in addition to $267.0 million that has been committed to date) to supplement its cash on hand to fund the production of FF 91, which may not be successful. FF is actively engaged in confidential discussions and negotiations with entities affiliated with FF Top and other potential investors with respect to purchasing incremental convertible senior secured notes and/or convertible junior secured notes on the same terms as FF Simplicity under the SPA described above. There can be no assurance that FF will be able to successfully obtain additional incremental convertible senior secured note purchasers under the SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. In particular, the Company is currently conducting due diligence on potential financing sources. This process has been time consuming and may result in the Company not being able to consummate any financing from these or other financing sources on a timely basis or at all. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our production and delivery plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.

FF’s cash needs for the FF 91 Futurist will depend on the extent to which FF’s actual costs vary from FF’s estimates and FF’s ability to control these costs and raise additional funds. Any challenges in supplier engagements, delays in ramping capacity or labor at the Hanford facility or for sales and service engagements, rising prices of materials, or ongoing global supply chain disruptions may further increase the need for additional capital to produce and deliver the FF 91 series. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.

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

There can be no assurance that FF will be successful in achieving its strategic plans, that FF’s capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that FF does not meet its strategic plans, FF will be required to reduce discretionary spending, alter or scale back vehicle development programs, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures. Any such events would have a material adverse effect on FF’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. Based on its recurring losses from operations since inception and continued cash outflows from operating activities, FF has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that FF’s Consolidated Financial Statements for the year ended December 31, 2022 were issued.

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

FF is taking remedial measures in response to the Special Committee findings. There can be no assurance that such remedial measures will be successful. In addition, there can be no assurance that such remedial measures will be fully implemented in light of the recent corporate governance agreements with FF Top and FF Global and the recent assessment by the Board of FF’s management structure, including management roles, responsibilities and reporting lines.

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

Although FF is in the process of implementing the remedial measures directed by the Board and is committed to addressing the issues identified in connection with the Special Committee review and subsequent investigative work, no assurance can be provided that such remedial measures will be successful in resolving the problems identified by the Special Committee, will insulate the Company from the consequences of past disclosure inaccuracies, or will be successful in preventing inaccurate disclosures in the future. The Company also cannot predict whether, or to what extent, such remedial actions will impact its operations or financial results.

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

On September 23, 2022, FF entered into the Heads of Agreement with FF Global and FF Top, pursuant to which the Company agreed to and implemented significant changes to the Board and Company governance, as more fully described in the section captioned “Management – Governance Agreement with FF Top and FF Global.” Certain of such changes may undercut some of the remedial measures of the Special Committee and/or preclude FF from fully implementing other remedial measures. For instance, Ms. Swenson, who was appointed to the position of Executive Chairperson that the Board created based on the Special Committee investigation, tendered her resignation from her role as both Executive Chairperson and member of the Board on October 3, 2022, effective immediately, and Mr. Adam (Xin) He was appointed to serve as Interim (non-Executive) Chairman of the Board effective as of the same date. The Company expects that the Board seated after the Annual Meeting will select a permanent Chairperson of the Board. Following the resignation of Ms. Swenson, all FF management (including Mr. Yueting Jia) reported directly or indirectly to the Global CEO of the Company (previously Dr. Breitfeld and currently Mr. Xuefeng Chen).

On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s remaining departments continue to report to Mr. Xuefeng Chen. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act. In addition, Mr. Jia was, effective as of October 4, 2022, also appointed as Founder Advisor, in which capacity he acts as an advisor to the Board (with no change to his current compensation).

On January 13, 2023, FF entered into the Amended Shareholder Agreement with FF Global (only with respect to the amendment of the Heads of Agreement) and FF Top, pursuant to which various terms of the Heads of Agreement were amended. The Selection Committee is comprised of Mr. Xin He, Mr. Chad Chen and Mr. Chui Tin Mok. Given the governance changes pursuant to the Heads of Agreement such as those described above and further changes to the composition of the Board post Annual Meeting, there can be no assurance that the remedial actions approved by the Board in connection with the Special Committee investigation will be fully implemented or successful. The Company’s Board and management intend to continue to evaluate the Special Committee remedial actions and take actions in the best interest of the Company and its stakeholders.

For the audits of the years ended December 31, 2022 and 2021, FF’s current and former independent registered public accounting firm included an explanatory paragraph relating to FF’s ability to continue as a going concern in its report on FF’s audited financial statements included in this Annual Report on Form 10-K.

FF’s audit reports in 2022 and 2021 from its current and former independent registered public accounting firms include an explanatory paragraph stating that FF’s recurring losses from operations and continued cash outflows from operating activities raise substantial doubt about FF’s ability to continue as a going concern. FF’s consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. As of the date FF’s audited consolidated financial statements as of December 31, 2022 were issued, FF management expected that it would be required to obtain additional funding to continue as a going concern within the next 12 months, resulting in there being substantial doubt about FF’s ability to continue as a going concern. If FF is unable to continue as a going concern, it may have to seek protection under applicable bankruptcy laws and/or liquidate or reorganize its assets and may receive less than the value at which those assets are carried on its consolidated financial statements. If such an event were to happen, it is likely investors would lose part or all of their investment. Future reports from FF’s current independent registered public accounting firm may also contain statements expressing substantial doubt about FF’s ability to continue as a going concern. If such doubt about FF continues, investors or other financing sources may be unwilling to provide additional funding to FF on commercially reasonable terms, or at all, and FF’s business may be harmed.

FF is involved in an SEC investigation, and may be further subject to investigations and legal proceedings related to the matters underlying the Special Committee investigation, which may result in adverse findings, damages, the imposition of fines or other penalties, increased costs and expenses and the diversion of management’s time and resources.

On December 23, 2021, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934 was filed in the United States District Court, Central District of California, against FFIE, among others, and its current Global CEO, its former CFO, its current Chief Product and User Ecosystem Officer, as well as the CFO of Legacy FF and former CFO of the Company, and the Co-CEOs of PSAC. Also, on March 8, March 21, April 11, and April 25 2022, putative stockholder derivative lawsuits were filed in the United States District Court, Central District of California and United States District Court, District of Delaware against numerous current and former officers and directors of FFIE alleging violations of the Securities Exchange Act of 1934 and various common law claims. Also, on June 14, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, FFIE, its current Global CEO, its former CFO and its current Chief Product and User Ecosystem Officer alleging breaches of fiduciary duties. Lastly, on September 21, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, FFIE, the Co-CEOs and independent directors of PSAC, and certain third-party advisors to PSAC, alleging breaches of fiduciary duties, and aiding and abetting the alleged breaches, in connection with disclosures and stockholder voting leading up to the Business Combination. See “Business – Legal Proceedings” for further information regarding these lawsuits.

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

On October 20, 2022, FF received a subpoena from the SEC requiring FF to produce certain documents relating to FF’s transactions with Senyun International Ltd. FF has fully complied with and intends to continue to fully comply with the subpoena.

FF has incurred legal and accounting expenses and may continue to incur significant legal and accounting expenditures in connection with the Special Committee investigation, SEC investigation, the stockholders lawsuits and DOJ inquiry. Any legal proceedings resulting from these investigations and litigation, including further shareholder derivative litigation or governmental inquiries or investigations may further divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. Such legal proceedings could also have a material adverse effect on our business, financial condition, results of operations and cash flows including as a result of such expenses or arising from any consequences of such legal proceedings including damages, monetary fines, sanctions, penalties, adverse publicity and damage to reputation.

FF will depend on revenue generated from a single model of vehicles in the foreseeable future.

FF’s success will initially depend substantially on the future sales and success of FF 91 series. FF expects FF 91 series to be its only manufactured vehicle in the market in the near future; it remains uncertain when FF will raise sufficient funding to complete design, development, tooling, production, and deliveries of its second model, FF 81 series. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. It remains uncertain if FF’s business will generate sufficient funds or FF will be able to obtain sufficient funds through other means to introduce new vehicle models on a regular basis. Given that FF’s business will depend on a single or limited number of models in the foreseeable future, to the extent a particular model is not well-received by the market, FF’s business prospects, financial condition and operating results could be materially and adversely affected.

The market for FF’s vehicles, including its SLMD vehicles, is nascent and not established.

FF’s B2C (“business-to-consumer”) passenger electric vehicles are planned to be with leading design and provide superior driving experience and personalized user experience in their respective customer segments. FF believes its electric vehicles represent the “smart mobility” of the next generation. FF’s growth is highly dependent upon the consumers’ reception and adoption of FF’s vision as to what the future of transportation and mobility should embody. Although there are many automakers introducing multiple options of mass-market electric vehicles, the market for electric vehicles with ultra-new technology and cutting-edge styling is still nascent and untested. In addition to vehicles targeting end-customers, FF plans to build the SLMD vehicles targeting B2B (“business-to-business”) last-mile delivery logistics companies. FF believes its modular approach to vehicle design provides adaptive and sustainable solutions in the commercial vehicle segment, thus meeting the needs of commercial vehicle owners. However, there is uncertainty as to the future demands for FF’s vehicles in both B2B and B2C market segments, and there is no assurance that the retail and commercial vehicle market FF envisions for its vehicles will be established. To a large extent, it depends on general economic, political, and social conditions, all of which are beyond FF’s control.

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

The FF 91 model incorporates approximately 1,800 purchased components sourced from approximately 150 suppliers, many of whom are currently FF’s single-source suppliers for the components they supply, and FF expects this to be similar for any other vehicles FF may produce. The supply chain exposes FF to multiple potential sources of delivery failure or component shortages. The COVID-19 pandemic has caused disruptions in the supply chain, which may continue due to the complex and compounding problems, including shortages of personnel, and our single source suppliers may also experience damage or interruption in their operations due to unforeseen events or become insolvent or bankrupt, all of which could delay or stop their shipment of components to us. Additionally, in view of FF’s current cash position, it has delayed payment to suppliers, which in some cases has resulted in, and may continue to result in, certain of such suppliers ceasing to do business with FF. FF is in active negotiations with these suppliers to minimize these risks and has been successful in retaining the majority of key suppliers. To the extent FF’s suppliers experience any delays or stoppages in providing FF with or developing necessary components or experience quality issues, or if they otherwise decide to cease doing business with FF, FF could experience significant delays in delivering on its planned timelines.

Currently, FF has not approved secondary sources for the key single sourced components used in FF 91. Generally, FF does not maintain long-term agreements with these single-source suppliers.

Historically, certain suppliers ceased supplying their components and initiated legal claims against FF when FF failed to make overdue payments. While most of these legal claims have been settled through the vendor trust FF established in April 2019 (“Vendor Trust”), there are still a number of remaining disputes with suppliers in the U.S. and in China. More recently, some suppliers have requested accelerated payments and other terms and conditions as a result of our past payment history and concerns about the Company’s financial condition, leading to less favorable payment terms than the Company had anticipated, and delaying or putting at risk certain deliveries. Any disruption in the supply of components, whether or not from a single-source supplier, could temporarily disrupt FF’s production until a satisfactory alternative supplier is found, which can be time consuming and costly. There can be no assurance that FF would be able to successfully retain alternative suppliers or supplies in a timely manner or on acceptable terms, if at all. If FF is unable to efficiently manage its suppliers, including its relationship with them, FF’s business, prospects, financial condition and operating results may be materially and adversely affected. Additionally, changes in business and/or political conditions, force majeure events, changes in regulatory framework and other factors beyond FF’s control could also affect the suppliers’ ability to deliver components in a timely manner. Any of the foregoing could materially and adversely affect FF’s business, prospects, financial condition and operating results and could result in a material change in FF’s operations and a material reduction in the market value of FF’s securities.

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

FF plans to enhance its brand recognition, improve its brand reputation and grow its client base by substantial investments in marketing and business development activities. However, FF cannot guarantee that its marketing spending or the marketing strategies it plans to adopt will have their anticipated effect or generate returns. FF faces a number of challenges in the sale and marketing of its vehicles, including, without limitation:

●	Demand in the automobile industry is highly volatile;

●	Final delivered range, performance and quality of FF’s vehicles may vary from estimates;

●	It is expensive to establish a strong brand. FF may not succeed in continuing to establish, maintain and strengthen the FF brand in a cost-efficient manner, or at all;

●	Many consumers are not aware of the benefits of FF’s products, which may depend on factors beyond FF’s control such as transition of consumer behaviors;

●	FF competes with other automotive manufacturers for consumer spending;

●	Many other automotive manufacturers have already manufactured and sold electric vehicles providing them with a marketing advantage;

●	FF’s failure to keep up with rapid technological changes could make its vehicles less attractive than those of competitors or make potential customers unwilling to pay a premium for FF’s vehicles;

●	FF may not be able to attract a sufficient number of retail partners to support its expected sales volumes; and

●	FF’s efforts to develop and market its SLMD vehicles might not be successful given the fact that its target customers are commercial logistic companies which have different requirements compared to retail consumers.
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

FF’s vehicles will use a substantial amount of third-party and in-house software code and complex hardware to operate. The development of such advanced technologies is inherently complex, and FF will need to coordinate with vendors and suppliers to achieve development for its electric vehicles. Defects and errors may be revealed over time, and FF’s control over the performance of third-party services and systems may be limited. FF is relying on third-party suppliers to develop and manage emerging technologies for use in its vehicles, including lithium-ion battery technology. As technology in electric vehicles is constantly evolving, FF may also need to rely on suppliers to develop technologies that are not yet commercially viable. There can be no assurance that FF’s suppliers will be able to meet the technological requirements, production timing, and volume requirements needed to support FF’s business plan. Nor can FF assure that such emerging technologies and systems will be successfully developed on commercially reasonable terms, or at all. FF’s potential inability to develop the necessary software and technology systems may harm its competitive position and its business, prospects, financial condition and operating results.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

●	FF did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, FF lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, management did not establish formal reporting lines in pursuit of its objectives. Further, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions.

●	FF did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting, due to growth in the business.

●	FF did not design and maintain effective controls for communicating and sharing information between the legal, capital markets, and accounting and finance departments. Specifically, the accounting and finance departments were not consistently provided the complete and adequate support, documentation, and information including the nature of relationships with certain counterparties to record transactions within the financial statements timely, completely and accurately.

 These material weaknesses contributed to the following additional material weaknesses:

●	FF did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions. Specifically, FF did not design and maintain controls to timely identify and account for embedded derivatives related to convertible notes, impute interest on related party notes payable with interest rates below market rates, account for failed sale leaseback transactions, and account for warrant instruments.

●	FF did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the period-end financial reporting process addressing areas including financial statement and footnote presentation and disclosures, account reconciliations and journal entries, including segregation of duties, assessing the reliability of reports and spreadsheets used in controls, and the timely identification and accounting for cut-off of expenditures
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
In connection with the Special Committee investigation, and the completion of additional investigative and remedial work based on Special Committee findings, which were performed under the direction of the then newly-appointed Executive Chairperson, reporting to the Audit Committee, additional material weaknesses were identified in FF’s internal control over financial reporting (as disclosed in Note 3 to FF’s consolidated financial statements for the years ended December 31, 2021 and 2020 included in the Company’s Annual Report on Form 10-K filed on May 13, 2022). Specifically, in addition to the material weaknesses described above relating to management not establishing formal reporting lines in pursuit of its objectives as well as maintaining effective controls for communicating and sharing information between the legal, capital markets, and accounting and finance departments, the following material weaknesses were identified:

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
 The material weaknesses identified in connection with the Special Committee investigation resulted in the revision of our previously filed financial statements as of and for the period ended December 31, 2020 (as disclosed in Note 9 to FF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021) and for the periods ended March 31, 2021 (as disclosed in Note 1 to FFIE’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022) and June 30, 2021 (as disclosed in Note 1 to FFIE’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022) related to notes payable, related party notes payable, accrued interest, related party accrued interest, interest expense, and related party interest expense.

Additionally, each of the material weaknesses described above could result in a material misstatement to substantially all of our accounts or disclosures.

Management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. During 2021 and 2022, FF made the following enhancements to our internal control over financial reporting:

●	FF added finance and accounting personnel to the organization to strengthen our finance and accounting teams. The additional personnel are expected to provide oversight, structure, reporting lines, and additional review over our disclosures;

●	FF implemented certain new accounting policies and procedures, and an IT system relevant to the preparation of our financial statements to improve communication of key areas across the different departments at FF and to provide adequate structure, accountability, and segregation of duties;

●	FF appointed Ms. Becky Roof as Interim Chief Financial Officer (CFO) and engaged an affiliate of AlixPartners LLP to accelerate implementation of Special Committee recommendations including, but not limited to remediation of the material weaknesses in internal control over financial reporting (on October 12, 2022, Ms. Roof resigned from FF upon the successful completion of key milestones in FF’s reporting and fundraising activities, and on October 22, 2022, the Company appointed Ms. Yun Han as Chief Accounting Officer and Interim CFO, effective as of October 25, 2022);

●	FF implemented enhanced controls around FF’s related party transactions, including regular attestations;

●	FF removed Mr. Yueting Jia, FF’s founder, as an Executive Officer, although he will continue in his position as Chief Product & User Ecosystem Officer of FFIE, reporting to the Chairperson with his role limited to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and advanced R&D technology (however, as of February 26, 2023, this remedial measure is no longer being implemented as further discussed below);

●	Functions previously dual-reporting to Mr. Jia and Mr. Breitfeld would report only to Ms. Swenson (but Mr. Jia may remain involved in long-term strategy) (and following the resignation of Ms. Swenson on October 3, 2022, all FF management (including Mr. Jia) reported directly or indirectly to the Global CEO of FF (previously Dr. Breitfeld and currently Mr. Xuefeng Chen) indefinitely while the Board continues to evaluate the appropriate FF management reporting lines) (however, as of February 26, 2023, this remedial measure is no longer being implemented as further discussed below). However, on February 26, 2023, the Board approved Mr. Jia (along with Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s remaining departments continue to report to Mr. Xuefeng Chen; and

●	FF adopted an Insider Investment Reporting Policy to enhance internal reporting of related party transactions.

Our remediation activities are continuing during 2023, although certain of the remedial efforts described above are no longer applicable given recent developments. For instance, Ms. Swenson resigned from the Board on October 3, 2022.

Moreover, effective on February 26, 2023, certain departments within the Company report to both Mr. Jia and Mr. Xuefeng Chen, including the Company’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments report directly to Mr. Jia, while the remaining departments continue to report to Mr. Xuefeng Chen. Based on the changes to his responsibilities within FF, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act, and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act. FF has or is planning to put in place processes and controls to mitigate the risks associated with the changes in Mr. Jia’s responsibilities as well as to enhance oversight and corporate governance, including but not limited to:

●	segregating responsibilities and duties in the Company’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments;

●
requiring Board, or a designated committee of the Board, to approve the signing of financing agreements, the hiring, promoting or terminating vice presidents of the Company and above (including additional Section 16 officers), and the approval of Company-wide compensation policies;

●
hiring of a Compliance Officer with the title of Deputy General Counsel (hired in March 2023), who will report on a dotted line to the Chair of the Audit committee, and a Director of Risks and Internal Controls; and

●	engaging an external consulting firm to work in the capacity of an internal audit function, who will report on a dotted line to the Chair of the Audit committee.
In addition to the above actions and in view of the governance changes that the Company implemented pursuant to the Heads of Agreement and otherwise, FF expects to engage in additional activities, including, but not limited to:

●	Continuing to hire key finance and accounting personnel as FF scales and until FF has sufficient technical accounting resources, combined with engaging external consultants to provide support and to assist us in our evaluation of more complex applications of U.S. GAAP and to assist us with documenting and assessing our accounting policies and procedures;

●	Designing and implementing controls in response to the risks of material misstatement to identify and evaluate changes in our business and the impact on our internal controls;

●	Designing and implementing controls for communicating and sharing information between legal, capital markets, and accounting to facilitate transactions being recorded timely and accurately;

●	Designing and implementing formal processes, accounting policies, procedures, and controls supporting certain business processes and our financial close process, including creating standard balance sheet reconciliation templates and journal entry controls assessing the reliability of reports and spreadsheets used in controls; and the timely identification and accounting for cut-off of expenditures;

●	Designing and implementing controls to address the identification of and accounting for certain non-routine, unusual or complex transactions;

●	Designing and implementing controls related to the identification and disclosure of certain arrangements and transactions with related parties;

●	Continuing to implement additional IT systems relevant to the preparation of our financial statements and controls over financial reporting to improve communication of key areas across the different departments at FF and to provide adequate structure, accountability, and segregation of duties; and

●	Designing and implementing IT general controls, including controls over change management, the review and update of user access controls and controls over critical batch jobs and data backups.
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

Notwithstanding the foregoing, as a result of the governance settlement entered into between FF and FF Global described elsewhere in this Annual Report on Form 10-K and other developments, there has been substantial recent turnover in key management personnel, including legal and compliance personnel, as well as substantial changes to the composition of the Board, and further changes may continue to occur substantially concurrently with the completion of the Annual Meeting. See “– The composition of FFIE’s Board has changed, and may further change prior to or immediately following completion of the Annual Meeting.” As a result of this turnover in the composition of the Board, there can be no guarantee that the Board as composed in the future will agree with decisions made by the Board at the time of the Special Committee investigation, that they will not identify other areas that require remediation or that they will continue to pursue the remediation measures described above. Loss and turnover of personnel, particularly accounting, finance and legal personnel, may also negatively impact FFIE’s internal controls over financial reporting and other disclosures and our ability to prepare and make timely and accurate public disclosures.

FF’s decision to manufacture its own vehicles in its leased Hanford, California facility does not guarantee FF will not incur significant delays in the production of the vehicles.

FF plans to continue to build-out its leased manufacturing facility in Hanford, California in anticipation of the production of FF 91 series. Additionally, this construction may experience unexpected delays or other difficulties which could further increase costs and/or adversely affect FF’s scheduled timeline to manufacture and deliver vehicles. Further, manufacturing and assembling components in-house in the Hanford facility does not guarantee that the production of its vehicles will be on schedule. Various risks and uncertainties inherent in all new manufacturing processes could result in delays in the production of FF’s vehicles, including for example those with respect to:

●	pace of bringing production equipment and processes online with the capability to manufacture high-quality units at scale;

●	compliance with complex and evolving environmental, workplace safety and similar regulations;

●	channels to secure necessary equipment, tools and components from suppliers on acceptable terms and in a timely manner;

●	the ability to attract, recruit, hire and train skilled employees;

●	quality controls;

●	a health emergency such as the outbreak of the COVID-19 pandemic, difficult economic conditions and international political tensions, the conflict in Ukraine; and

●	other delays and cost overruns.

Production and manufacturing of some of FF’s vehicles will be outsourced to a third-party contract manufacturer in South Korea and potentially through a joint venture in China. If such contract manufacturer or joint venture fails to produce and deliver vehicles in a timely manner for any reason, FF’s business, prospects, financial condition and results of operation could be materially harmed.

FF is outsourcing the manufacturing of some of its vehicles to a third-party contract manufacturer in South Korea and may also set up a joint venture in China for vehicle manufacturing, which FF may heavily rely upon. Collaboration with third parties for the manufacturing of vehicles is subject to risks that may be outside FF’s control. FF has yet to enter into any legally binding definitive agreements regarding such third-party contract manufacturers (other than with a third-party contract manufacturer in South Korea) or joint venture, and the parties could revise or terminate the preliminary memorandum of understanding. The parties may also not reach agreement on legally binding definitive documents regarding such joint venture, could abandon the related preliminary memorandum of understanding and cooperation agreement and pursue other commercial arrangements (such as contract manufacturing or sale) or could terminate the preliminary memorandum of understanding and cooperation agreement at any time before the definitive agreements are signed. Even though the definitive agreement has been signed with the third-party contract manufacturer in South Korea, there remains uncertainty if the manufacturing facility would be build-out as planned or if the parties will cooperate with each other as agreed. For example, FF entered into a joint venture agreement with The9 Limited in March 2019 with the intent for the joint venture to serve the China market with capabilities to manufacture, market, distribute, and sell a new model designed for the JV based on concepts of FF 91. However, the joint venture has been dormant since then because The9 Limited has never provided the required funding, and as a result, FF has not licensed its IP to the joint venture.

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

FF operates with a United States and China dual-home market strategy, partnering with leading international suppliers from North America, Europe and Asia. While FF believes this is the best strategic business model, it also is more subject to risks associated with international trade conflicts including between the United States and China, particularly with respect to export and import controls and laws. Former President Donald J. Trump advocated for greater restrictions on international trade in general, which significantly increased tariffs on certain goods imported into the United States-particularly from China. Former President Trump also took steps toward restricting trade in certain goods. In response, China and other countries imposed similar retaliatory tariffs and other measures and such international trade conflicts have continued under the Biden administration.

On December 23, 2021, the Uyghur Forced Labor Prevention Act, which effectively prohibits imports of any goods made either wholly or in part in Xinjiang, was signed into law. The law went into effect on June 21, 2022. The law prohibits “the importation of goods made with forced labor” unless U.S. Customs and Border Protection determines, based on “clear and convincing evidence”, that the goods in question were not produced “wholly or in part by forced labor”, and submits a report to the U.S. Congress setting out its findings. While we do not currently expect that this law will directly affect our supplies, since we do not believe that our suppliers source materials from Xinjiang for the products they sell to us, other renewable energy companies’ attempts to shift suppliers in response to this law, withhold release orders, or other policy developments could result in shortages, delays, and/or price increases that could disrupt our own supply chain or cause our suppliers to renegotiate existing arrangements with us or fail to perform on such obligations. Broader policy uncertainty could also reduce Chinese panel production, affecting supplies and/or prices for panels, regardless of supplier. While we have developed multiple supply sources in a variety of countries, we could still be adversely affected by increases in our costs, negative publicity related to the industry, or other adverse consequences to our business.

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

FF faces competition from multiple sources, including new and established domestic and international competitors, and expects to face competition from others in the future, including competition from companies with new technology. This fierce competition may adversely affect FF’s revenues, increase its costs to acquire new customers, and hinder its ability to acquire new customers.

The automotive market in the United States, China, and the E.U., which are FF’s target markets, is and will remain highly competitive. A significant and growing number of established and new automobile manufacturers, as well as other companies, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles, as well as the market for autonomous driving technology and applications. In some cases, such competitors have announced an intention to produce electric vehicles exclusively at some point in the future. FF directly competes with other pure-play electric vehicle companies targeting the high-end market segment, and to a lesser extent with new energy vehicles (“NEVs”) and internal combustion engine (“ICE”) vehicles in the mid- to high-end market segment offered by traditional OEMs. In light of the increased demand and regulatory push for and technology changes in connection with the alternative fuel vehicles, FF expects competition in the industry to intensify with more new players in the future, including companies with new technology.

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

FF’s go-to-market and sales strategy, including its own and partner stores and showrooms as well as FF’s online web platform, will require substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

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

FF expects the partner stores and showrooms (such partners are “FF Partners” and such stores or showrooms are “FF Partner Stores and showrooms”) will be compensated from the sales and services that are conducted online and from the capital upside of the FF equity that the retail partners may receive as an incentive for making their initial investment in stores of showrooms. However, FF cannot assure that its partner business model will be as attractive as that of traditional OEMs and thus that FF will be able to scale up its network to an adequate size. In addition, FF is not in a position to guarantee that it will be able to generate sufficient traffic to FF’s online web platform or to attract enough users to place orders. Moreover, FF will be competing with automakers with well-established distribution channels, which places significant risk to the successful implementation of FF’s business plan.

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

Sales of premium consumer products, such as FF 91 Futurist and other electric vehicles, depend in part on discretionary consumer spending and therefore may decline based on adverse changes in general economic conditions. The global economy and financial markets experience significant disruptions from time to time, constantly facing new challenges, including the recent uncertainties over the impact of Brexit, ongoing trade disputes and tariffs, and the impact of the COVID-19 pandemic and the related economic policies taken by various governments around the world. It is unclear whether these challenges will be successfully addressed and what effects they may have. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies. Any prolonged slowdown in economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors.

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

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. For example, FF’s employees based in California have been periodically subject to stay-at-home orders from state and local governments. These measures may adversely impact FF’s employees and operations and the operations of FF’s suppliers and business partners, and could negatively impact the construction schedule of FF’s manufacturing facility and the production schedule of FF 91 Futurist. In addition, various aspects of FF’s business and manufacturing facility cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and could adversely affect FF’s construction and manufacturing plans, sales and marketing activities, and business operations.

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

On April 17, 2020, the Company entered into a Paycheck Protection Program Promissory Note (“PPP Note”) with U.S. Small Business Administration (SBA) lender East West Bank under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The Company received total proceeds of $9.2 million from the PPP Note. In accordance with the requirements of the CARES Act, the Company used the proceeds for payroll costs and rent. As of December 31, 2021, the SBA informed the Company that a principal amount of $9.0 million as well as accrued interest of $0.2 million was forgiven. The balance of $0.2 million (including accrued interest) was paid in April 2022.

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

If FF is unable to attract and/or retain key employees and hire qualified Board members, officers and other individuals, its ability to compete could be harmed.

FF’s future success depends, in part, upon its ability to retain key members of its senior management team and the Board, and to attract and retain other highly qualified individuals for the Board and senior management positions. In the past several months, FF has experienced significant changes in the membership of the Board and senior management team, including most recently the transition in the Global CEO position. This significant recent turnover has disrupted, and potential future turnover could further disrupt, FF’s operations, strategic focus or ability to drive stockholder value.

If FF fails to attract new skilled personnel for senior management positions and the Board, or if one or more of them are unable or unwilling to continue their services with FF, FF may not be able to replace them easily, in a timely manner, or at all. Movements in the price of Class A Common Stock, including any decline, may significantly affect the value of employee stock options, which may at any time be insufficient to counteract more lucrative offers from other companies.

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

The discovery of defects in vehicles may result in delays in production and delivery of new models, recall campaigns or increased warranty costs, which may adversely affect FF’s brand and result in a decrease in the residual value of FF’s vehicles.

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

The discovery of defects in FF’s vehicles may result in delays in production and delivery of new models, recall campaigns, product liability claims or increased warranty costs and other expenses, and may decrease the residual values of vehicles that are subject to leasing arrangements. FF might from time to time, voluntarily or involuntarily, initiate vehicle recalls if any of FF’s vehicles, including any systems or parts sourced from suppliers and contractors, prove to be defective or noncompliant with applicable laws and regulations. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by FF or by suppliers and contractors, could require that FF incur significant costs relating to logistics and/or repair. All of the foregoing could materially harm FF’s brand image, business, prospects, financial condition and results of operations.

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

FF has elected to protect some of its technologies as trade secrets rather than as patents; however, this approach has certain risks and disadvantages.

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

FF considers its copyrights, trademarks, trade names, internet domain names, patents and other intellectual property assets invaluable to its ability to develop and protect new technology, grow its business and enhance FF’s brand recognition. FF has invested significant resources to develop its intellectual property assets. Failure to successfully maintain or protect these assets could harm FF’s business. The steps FF has taken to protect its intellectual property rights may not be adequate or prevent theft and use of its trade secrets by others or prevent competitors from copying its newly developed technology. If FF is unable to protect its proprietary rights or if third parties independently develop or gain access to similar technology, FF’s business, revenue, reputation and competitive position could be harmed. For example, the measures FF takes to protect its intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

●	any patent applications FF submits may not result in the issuance of patents;

●	the scope of FF’s issued patents may not be broad enough to protect its proprietary rights;

●	FF’s issued patents may be challenged and/or invalidated by its competitors or others;

●	the costs associated with enforcing patents, confidentiality and invention agreements and/or other intellectual property rights may make aggressive enforcement impracticable;

●	current and future competitors may circumvent FF’s patents;

●	FF’s in-licensed patents may be invalidated, or the owners of these patents may breach their license arrangements; and

●	even if FF obtains a favorable outcome in litigation asserting its rights, FF may not be able to obtain an adequate remedy, especially in the context of unauthorized persons copying or reverse engineering FF’s products or technology.
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

FF plans to permit certain of its business partners to collect, process, store, and in some cases transfer across borders, personally identifiable information concerning the drivers and passengers of FF’s vehicles. Such information may include among other things faces, names, geolocation information, payment data, and preferences. Although FF has adopted security policies and measures, including technology, to protect its customer information and other proprietary data, it may be required to expend significant resources to further comply with information security laws, data breach notification requirements, as well as privacy and data protection law if third parties improperly obtain or use personal information of FF’s customers or FF otherwise experiences a data loss with respect to its customers’ personal information. Moreover, privacy and data protection laws are constantly evolving, and new requirements may limit or disrupt the Company’s data practices, restrict our ability to market our products, impact operations and increase legal and reputational risks.

FF plans to operate on a global basis, and thus FF will face a significant burden to comply with data privacy and information security laws and regulations in the United States at the federal and state level, China, Brazil, Europe, the UK and the rest of the world. Although FF endeavors to comply with all such laws and regulations, as well as FF’s own policies and obligations under contracts with third parties, FF may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by FF to comply with such privacy, data protection or information security laws, regulations, policies, and obligations in one or more jurisdictions could expose FF to litigation, awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could adversely affect FF’s business, financial condition, results of operations and prospects.

The global regulatory framework governing the collection, processing, storage, use and sharing of personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. In the United States, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”) which went into effect in January 2020 and became enforceable by the California Attorney General in July 2020, and which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights of access and deletion for personal information, as well as the right to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, a California ballot initiative, the California Privacy Rights Act (“CPRA”) was passed in November 2020 and its amendments to the CCPA went into effect January 1, 2023. The CPRA amendments impose additional obligations on in-scope companies and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA amendments also created a new state agency vested with authority to implement and enforce the CCPA, and which is presently engaged in rulemaking processes that can introduce additional burdens or obligations on FF’s compliance programs and data practices. Moreover, additional states such as Virginia, Colorado, Connecticut and Utah have passed similar legislation that went or will go into effect in 2023, and further states may follow. Additionally, the Federal Trade Commission has issued an Advanced Notice of Proposed Rulemaking in August of 2022 indicating its interest in developing broad regulations around information security and commercial surveillance practices that may further impact our business. The effects of these new privacy laws and regulations are potentially significant and may require FF to modify its data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Internationally, many jurisdictions have established their own data security and privacy legal framework with which FF or its clients may need to comply, including, but not limited to, the E.U. The E.U.’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to FF’s business. In China, the Personal Information Protection Law was passed on August 20, 2021 and took effect on November 1, 2021, imposing restrictions on entities that collect and process personal data and sensitive information about subjects in China. China also has a cybersecurity regulatory regime that may also add to our regulatory compliance risks.

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

FF’s business requires it to use and store confidential information, including information relating to its suppliers and other third parties, and FF’s customers’ personal information and preferences. FF and the business partners storing its data are routinely subject to cybersecurity threats and attacks. Information security risks have increased in recent years in part because of the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists, state-sponsored actors, and other external parties. Moreover, cybersecurity laws are increasing in complexity and creating expanded areas for potential legal liability in the wake of data breaches or technological vulnerabilities. FF’s vehicles contain complex IT systems and software to support interactive and other functions. FF maintains policies, procedures and technological safeguards and has implemented policy, procedural, technical, physical and administrative controls intended to prevent unauthorized access to its IT networks and vehicles’ systems. However, FF regularly defends against and responds to information security incidents, vulnerabilities and other security events. Unauthorized persons may gain unauthorized access to modify, alter, insert malicious code and use such networks and systems or gain access to confidential information of our suppliers, other third parties or customers, or our software or other technologies may have vulnerabilities that lead to operational interruptions, data losses, or other harms. In the event FF’s or FF business partners’ data system protection, disaster recovery, business continuity or secure software and development lifecycle efforts are unsuccessful and such systems or the data systems of vehicles are compromised, FF could suffer substantial harm. The conflict between Russia and Ukraine may increase the risk of cyberattacks.

FF cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of data or personal information, technological vulnerabilities or other security events that impact the integrity or availability of FF’s data systems and operations, or the related costs FF may incur to mitigate the consequences from such events. Additionally, FF cannot guarantee that its insurance coverage would be sufficient to cover all losses. Moreover, FF has limited control over and limited ability to monitor FF’s third-party business partners that collect, store, and process information, including personally identifiable information, on FF’s behalf. They and their systems could be the subject of cyberattacks, just as FF could, and they may or may not put into practice the policies and safeguards they should in order to comply with applicable laws, regulations, and their contractual obligations to FF. A vulnerability in a third-party business partner’s software or systems, a failure of FF’s third-party business partner’s safeguards, policies or procedures, or a breach of a third-party business provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of FF’s systems or vehicles, or the data stored by FF’s business partners.

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

Motor vehicles are subject to substantial regulation under international, federal, state and local laws. Vehicles produced by FF will be required to comply with the applicable safety, product and other standards and regulations in FF’s targeted markets. For example, FF’s vehicles in the United States will be subject to numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable Federal Motor Vehicle Safety Standards (“FMVSS”). FF’s vehicles must also obtain emissions certification from either the Environmental Protection Agency (“EPA”) or CARB. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. In addition, FF’s vehicles sold in China must pass various tests and undergo a certification process and be affixed with the China Compulsory Certification (“CCC”), before delivery from the factory and sale, and such certification is also subject to periodic renewal. FF may fail to obtain or renew the required certification or regulatory approval for its vehicles, which may prevent FF from delivering, selling and/or importing/exporting its vehicles, and therefore materially and adversely affect its business, results of operations, financial condition and prospects.

FF and its suppliers and manufacturing partners may be subject to increased environmental and safety or other regulations and disclosure rules resulting in higher costs, cash expenditures, and/or sales restrictions.

As a manufacturing company, including with respect to FF’s current Hanford, California facility, its future facility with a third-party manufacturer in South Korea and other potential contract manufacturing options, and its proposed joint venture in China, FF and its suppliers and manufacturing partners are or will be subject to complex environmental, manufacturing, health and safety laws and regulations at numerous jurisdictional levels in the U.S., South Korea and other locations where they may expand operations, including laws relating to the use, handling, storage, recycling, disposal and human exposure to hazardous materials and relating to the construction, expansion and maintenance of their facilities. Evolving disclosure rules on environmental matters may also entail additional compliance and reporting costs, including, for instance, the new climate change reporting rules proposed by the SEC which are expected to come into effect over the next three years.

The costs of compliance, including remediating contamination if any is found on FF or its manufacturing partner’s properties, and any changes to their operations mandated by new or amended laws, may be significant. FF and/or its suppliers and manufacturing partners may be required to incur additional costs to comply with any changes to such regulations, and any failures to comply could result in significant expenses, delays or fines. FF and its suppliers and manufacturing partners will be subject to laws, regulations and standards applicable to the supply, manufacture, import, sale and service of automobiles in different jurisdictions and relating to vehicle safety, fuel economy and emissions, among other things, in different jurisdictions which often may be materially different from each other. As a result, FF and/or its suppliers and manufacturing partners may need to make additional investments in the applicable vehicles and systems to ensure regulatory compliance.

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

Autonomous driving technology is also subject to considerable regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself, all of which are beyond FF’s control. Also see “– FF and its manufacturing partners may be subject to increased environmental and safety or other regulations and disclosure rules resulting in higher costs, cash expenditures, and/or sales restrictions.”

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

In addition, FF will need to store a significant number of lithium-ion cells at its facilities. Any mishandling of battery pack may cause disruption to business operations and cause damage and injuries.

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

Government financial support and subsidies are critical to electric vehicle sales and changing consumer behaviors. Any reduction, discontinuation, elimination or discriminatory application of government financial support, subsidies and economic incentives because of policy changes, fiscal tightening, or the perceived success of electric vehicles or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or FF’s electric vehicles in particular. Competitors who have already rolled out their electric vehicles before the phase-out or discontinuation of these incentives may be able to expand their customer base more effectively, which could place FF at a competitive disadvantage. While certain tax credits and other incentives for alternative energy production, alternative fuel and electric vehicles have been available in the past, there is no guarantee that these programs will be available in the future. If current tax incentives or saleable electric vehicle emissions credits are not available in the future, or if additional taxes or surcharges are imposed, FF’s business, prospects, financial condition and results of operations could be harmed.

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

Moreover, offering leasing or financing arrangements will expose FF to risks commonly associated with the extension of credit. Credit risk is the potential loss that may arise from any failure in the ability or willingness of the customer to fulfill its contractual obligations when they fall due. In the event of a widespread economic downturn or other catastrophic event, FF’s customers may be unable or unwilling to satisfy their payment obligations on a timely basis or at all. Moreover, competitive pressure and challenging markets may increase credit risk through loans and leases to financially weak customers and extended payment terms. If a significant number of FF’s customers default, FF may incur credit losses and/or have to recognize impairment charges with respect to the underlying assets, which may be substantial. Any such credit losses and/or impairment charges could adversely affect FF’s business, prospects, operating results or financial condition.

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

Because of his position as the founder of the Company and his continuing role with the Company as Chief Product and User Ecosystem Officer, as Founder Advisor to the Board (effective as of October 4, 2022)), and, as of February 26, 2023, an “officer” of the Company for purposes of Section 16 of the Exchange Act and an “executive officer’ of the Company under Rule 3b-7 of the Exchange Act, Mr. Yueting Jia is closely associated with the image and brand of FF. As a result, his activities, media coverage about his activities and those of his affiliates and public and market perception of him and his role within FF all contribute to public and market perception of FF, which in turn impacts, among other things, FF’s ability to conduct business, FF’s relationships with its management and employees, FF’s ability to raise financing and FF’s relationships with government and regulatory officials.

Mr. Jia’s activities have in the past resulted in him being subject to discipline by FF. He has also been the subject of regulatory and legal scrutiny for his conduct at FF and in connection with his other business ventures. The following events and activities, among others, and any future similar events and activities could generate negative perceptions about Mr. Jia and, by extension, FF:

●
Mr. Jia was disciplined as part of the Special Committee investigation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Special Committee Investigation” for more information regarding the findings and remedial actions relating to the Special Committee investigation.

●	Mr. Jia personally declared Chapter 11 bankruptcy in 2019; the U.S. bankruptcy court approved a restructuring plan in this proceeding in 2020.

●	The Shenzhen Stock Exchange (“SSE”) determined in 2019 that Mr. Jia was unsuitable for a position as director, supervisor or executive officer of public listed companies in China. This action came as a result of the violation by Leshi Information Technology Co., Ltd. (“LeTV”), an SSE-listed public company founded and controlled by Mr. Jia, of several listing rules, including those related to related party transactions, discrepancies in LeTV’s forecast and financials, and the use of proceeds from a public offering.

●	The China Securities Regulatory Commission notified Mr. Jia in 2021 of its decision to impose fines and a permanent ban from entry into the securities market as a result of misrepresentations in LeTV’s disclosure and financial statements, fraud in connection with a private placement, and other violations of securities laws and listing requirements.

●	Mr. Jia is a named defendant in securities litigation before the Beijing Financial Court brought in 2021 relating to alleged misrepresentations made by LeTV in connection with the matters referred to above. This matter is pending.

●	The Hong Kong Stock Exchange (“HKSE”) notified Mr. Jia in 2021 that he and another former executive director of Coolpad Group Limited (“Coolpad”), an HKSE-listed public company of which Mr. Jia was executive director and chairman, had breached their undertakings to the HKSE as a result of Coolpad’s failure to comply with listing rules relating to timely disclosure and the publishing of financial results. The HKSE determined that Mr. Jia should be removed from the board of Coolpad as his continued service would be prejudicial to the interests of investors.
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

Yueting Jia and FF Global, over which Mr. Jia exercises significant influence, have control over the Company’s management, business and operations, and may use this control in ways that are not aligned with the Company’s business or financial objectives or strategies or that are otherwise inconsistent with the Company’s interests.

Mr. Yueting Jia founded the Company in 2014, and was its Chief Executive Officer from 2017 until 2019. He chose and led the team creating the FF 91, and as our current Chief Product & User Ecosystem Officer, Mr. Jia continues to be an integral part of the innovation and development of our products. In addition, under the Heads of Agreement, the Company agreed to reinstitute the FF Transformation Committee, a management committee (of which Mr. Jia will be a member and Mr. Jerry Wang will initially be an observer as a representative of FF Global) that will discuss business matters being undertaken by the Company (the committee will not have any decision-making authority). Effective as of October 4, 2022, Mr. Jia was also appointed as Founder Advisor, in which capacity he will act as an advisor to the Board (with no change to his current compensation). On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s remaining departments continue to report to Mr. Xuefeng Chen. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act. As a result, Mr. Jia’s responsibilities at the Company have been expanded and his ability to further influence the Company, its management, business and operations has been increased.

FF Global is controlled by a board of five voting managers that includes Mr. Jia and certain business associates and a family member, which at times have included directors and senior executives of FF. Despite the participation of some members of our executive management in the management of FF Global, FF Global is not under the control of our Board.

FF Global, in turn, has control over the Company’s management, business and operations by several means, including:

●
Beneficial ownership of 15.4% of the voting power of the Company’s fully diluted Common Stock. This ownership position makes FF Global the largest holder of our Common Stock, and gives FF Global substantial influence over the composition of our Board (in addition to FF Global’s director nomination rights under the Shareholder Agreement described below), which it is able to use in order to influence, or attempt to influence, Board decision-making. Additionally, pursuant to the Amended Shareholder Agreement, FF Top informed the Company that it expects the Company will submit a proposal to the Company stockholders for approval to amend the Amended and Restated Charter to provide that (i) the voting power of the Class B Common Stock, of which FF Global owns all outstanding shares, will be 10 votes per share and (ii) the voting power of the Class B Common Stock will increase from 10 votes per share to 20 votes per share following the Company achieving an equity market capitalization of $3.0 billion.

●
Control of the Partnership Program described in this Annual Report on Form 10-K under “Business – Partnership Program.” Acting through FF Global, in July 2019 certain current and former directors and executives of the Company established an arrangement which they refer to as the “Partnership Program.” The Partnership Program provides financial benefits to certain Company directors, management and employees. The Partnership Program is administered by FF Global and is not under the Company’s supervision, and as a consequence the Company cannot be sure that it has all information about the Partnership Program that would be necessary to evaluate or mitigate its impact on FF’s ability to set and ensure the execution of FF’s business objectives and strategies.

●	Exercise of rights to appoint and remove directors. As previously disclosed, beginning in June 2022, the Company was party to a dispute with FF Global over various terms of the Shareholder Agreement (as then in effect), including relating to FF Global’s right to remove its designees from the Board. On September 23, 2022, FFIE entered into the Heads of Agreement, which provides for a governance settlement with FF Top that gives FF Global significant influence over the nomination and election of directors to the Board and required the resignation of Ms. Swenson and Mr. Krolicki (subject to the satisfaction of certain conditions) and appointment of Adam (Xin) He to the Board. Ms. Swenson subsequently tendered her resignation from her role as both Executive Chairperson and member of the Board on October 3, 2022, effective immediately, and Mr. He was appointed to serve as Interim (non-Executive) Chairman of the Board effective as of the same date. The Company expects that the Board seated after the Annual Meeting will select a permanent Chairperson of the Board. On January 13, 2023, FFIE entered into the Amended Shareholder Agreement, which in part amended the Heads of Agreement.

●	Under the Heads of Agreement, as amended by the Amended Shareholder Agreement, FF Global (through its subsidiary FF Top) has the right to select four directors (at least two of whom must be independent directors) out of a total of seven directors to be included on the Board’s slate for the Annual Meeting. In addition, no FFIE directors as of the date of the Heads of Agreement will be renominated at the Annual Meeting other than Mr. He (based on the current composition of the Board), without the consent of the Selection Committee. Based on the current composition of the Board, the individuals nominated for election at the Annual Meeting and included on the Board’s recommended slate will therefore be limited to: (a) four directors selected by FF Top, at least two of whom will be independent directors, and (b) two independent directors selected by a Selection Committee, comprised of Mr. Xin He, Mr. Chad Chen and Mr. Chui Tin Mok. As a result, the composition of the Board has substantially changed and may continue to further change through the completion of the Annual Meeting.

●	On October 14, 2022, FF Top delivered to the Company a “Notice of Nomination of Replacement FF Top Designees” stating, among other things, that FF Top was nominating Ms. Li Han to fill the vacancy on the Board left by Ms. Susan Swenson’s resignation. FF Top asserted the right to nominate Ms. Han to fill the vacancy created by Ms. Swenson’s resignation because such resignation was not effected in accordance with the Heads of Agreement, and thus, the provision that Ms. Swenson’s seat would remain empty until the Annual Meeting did not apply. FF Top maintained that it believed that Ms. Swenson’s vacancy should be filled with a nominee of FF Top, notwithstanding the current level of FF Top’s beneficial ownership of FFIE shares, in light of substantial dilution in its ownership of FFIE shares based on recent financing transactions entered into by FFIE.

●	On October 22, 2022, the Company and FF Top entered into the FF Top Amendment to the FF Top Voting Agreement. Pursuant to the FF Top Amendment, FF Top (among other things) reaffirmed its commitment under the FF Top Voting Agreement, in light of the extension of the maturity date of the SPA Notes under the Third Amendment, to vote all of its shares of FFIE voting stock in favor of the proposal to approve (for purposes of the Nasdaq listing rules) the issuance, in the aggregate, of shares in excess of 19.99% of the total issued and outstanding shares of FFIE Common Stock pursuant to the Financing Documents at the special meeting of FFIE stockholders held on November 3, 2022. FF Top’s obligations pursuant to the FF Top Amendment were conditioned on (i) the appointment of Mr. Chad Chen (or a substitute nominee, as applicable), in lieu of Ms. Li Han, to the Board as the fourth FF Top designee no later than October 27, 2022 (provided that Mr. Chad Chen or a substitute nominee, as applicable, is reasonably acceptable to the Nominating and Corporate Governance Committee of the Board with respect to the Nasdaq independence rules and legal compliance and criminal compliance) (provided that if Mr. Chad Chen is not so reasonably acceptable to the Nominating and Corporate Governance Committee of the Board, then FF Top will be permitted to nominate another individual to the Board); and (ii) constructive engagement by Mr. Adam (Xin) He, the Chairman of the Board, directly with representatives of FF Top on certain additional governance and management matters and, to the extent the Chairman of the Board so determines, in his discretion, such matters will be put to a discussion and a vote of the full Board. On October 27, 2022, Mr. Chad Chen was appointed to the Board.

●	Pursuant to the Amended Shareholder Agreement, FF Top currently has the right to nominate for election to the Board four designees until the first date on which FF Top has ceased to beneficially own at least 21,333,530 shares of Common Stock for at least 365 consecutive days, with such amount subject to adjustment in connection with any stock split, reverse stock split or other similar corporate action after the date of the Amended Shareholder Agreement (the “Minimum Share Amount”). Following the termination of FF Top’s right to nominate four designees, FF Top shall continue to have the right to nominate a number of designees not less than the number equal to the total number of directors on the Board, multiplied by the aggregate voting power of the shares of Common Stock and other securities of the Company generally entitled to vote in the election of directors of the Company beneficially owned by FF Top and its affiliates, divided by the total voting power of the then-outstanding shares of Common Stock issued as of the record date for any meeting of shareholders of the Company at which directors are to be elected, rounding up to the next whole director. The Amended Shareholder Agreement also requires the Company to take all Necessary Action (as defined in the Amended Shareholder Agreement) to cause to be appointed to any committee of the Board a number of FF Top Designees that corresponds to the proportion that the number of directors FF Top has the right to designate to the Board bears to the total number of directors on the Board, to the extent such designees of FF Top are permitted to serve on such committees under the applicable rules and regulations of the SEC and applicable listing rules. The designees of FF Top are required to include two independent directors for so long as FF Top is entitled to nominate four designees, and the Company is at all times required to cause the Board to include a sufficient number of independent directors who are not designees of FF Top to comply with applicable listing standards, unless and until the Company becomes a “controlled company” under relevant listing exchange rules. FF Top shall have the right to fill any vacancies created on the Board at any time by the death, disability, retirement, removal, failure of being elected or resignation of any designee of FF Top. Further, FF Top has the right at any time, and from time to time, to remove any designee of FF Top, and FF Top has the exclusive right to nominate a replacement nominee to fill any vacancy so created by such removal or resignation of such designee of FF Top. The Company shall use its reasonable best efforts to take or cause to be taken, to the fullest extent permitted by law, all “Necessary Action” (as defined in the Amended Shareholder Agreement) to fill such vacancies or effect such removals in accordance with the Amended Shareholder Agreement. The appointment or nomination for election of designees of FF Top (other than FF Top’s designees for the 2023 Annual Meeting, the appointment of whom shall be governed by the Heads of Agreement, as amended by the Amended Shareholder Agreement) will be subject to the reasonable verification and/or approval by the Nominating and Corporate Governance Committee of the Board based on the criteria set forth in the Amended Shareholder Agreement. If any designee of FF Top fails to be elected at any meeting of the Company’s shareholders, then, upon FF Top’s request in writing, the Company shall promptly expand the size of the Board by a number of seats equal to the number of non-elected designees of FF Top, and FF Top shall have the exclusive right to fill the vacancy or vacancies on the Board created by such expansion (provided the individual or individuals who shall fill such vacancy or vacancies shall not be the same designees of FF Top who failed to get elected, without prejudice to FF Top’s right to re-designate the non-elected designees as designees of FF Top in any other circumstance), and such new designees of FF Top shall be appointed to the Board by the Board promptly following their having been approved or deemed approved in accordance with the relevant criteria and procedures set forth in the Amended Shareholder Agreement. Immediately prior to (and effective as of) the first meeting of shareholders following such expansion of the Board, the Board shall cause the size of the Board to be decreased back to seven. This Board expansion right shall cease to have any further force or effect at such time as the voting power of each share of the Company’s Class B Common Stock, by operation of the Amended and Restated Charter, shall be 20 votes per share.

●	On December 18, 2022, Mr. Jie Sheng was appointed to the Board, effective immediately, following the resignation of Mr. Liu. On December 27, 2022, Ms. Ke Sun was appointed to the Board, effective immediately following the resignation of Mr. Edwin Goh. Mr. Sheng and Ms. Ke Sun are designees of FF Top pursuant to the Amended Shareholder Agreement.

Further to the above, based on information provided by Mr. Xuefeng Chen, the Company’s Global CEO effective as of November 27, 2022, and FF Global, pursuant to an offer letter between them dated January 20, 2021, Mr. Xuefeng Chen will become an FF Global partner upon his subscription and payment for a certain number of FF Global units. See “Business – Partnership Program – Scope of Partnership Program” for more information. Additionally, FF Top has recently requested, and may in the future continue to request, additional expense reimbursements and indemnification from the Company.

As a result of the foregoing, FF Global has significant influence over the composition of the Board and, as a result, Mr. Jia and FF Global have strengthened their already significant influence over the Company. See “Management – Governance Agreement with FF Top and FF Global” for more information.

Given that Mr. Jia was disciplined by the Company in connection with the Special Committee investigation, and in light of the regulatory sanctions he has faced in China (as described above under “– Yueting Jia, FF’s founder and Chief Product and User Ecosystem Officer, is closely associated with the Company’s image and brand, and his public image may color public and market perceptions of FF. Negative information about Mr. Jia may adversely impact FF. Disassociating from Mr. Jia could also adversely impact FF”), the fact that the Board has determined that Mr. Jia is an “officer” of the Company under Section 16 of the Exchange Act and as an “executive officer” of the Company under Rule 3b-7 of the Exchange Act, which both imply that Mr. Jia has policy-making authority in the Company, could adversely affect the outcome of the pending SEC and DOJ investigations of the Company in connection with the matters that were the subject of the Special Committee investigation. Moreover, as a result of Mr. Jia’s regulatory sanctions in China, the Board’s determination that Mr. Jia both a Section 16 officer and an executive officer of the Company could result to the delisting of the Company’s securities by Nasdaq, which would adversely impact our ongoing financing efforts, business and financial position and materially impair the market for and market price of our Class A Common Stock and warrants. If our securities are delisted by Nasdaq, we are unlikely to be able to raise sufficient additional funds in the near term, and as a result may be required to further delay our production and delivery plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations. In determining that Mr. Jia is an “officer” of the Company under Section 16 of the Exchange Act and as an “executive officer” of the Company under Rule 3b-7 of the Exchange Act, the Board considered the value of Mr. Jia to the Company’s product and technology innovation, I.A.I., advanced technology, product and technology power and future development and his significant contributions to the Company’s recent financing.

Mr. Jia maintains that the litigation previously initiated by FF Global for purposes of changing the Board and management of FF, which has since been dismissed without prejudice pursuant to the Heads of Agreement, was a collective decision made by FF Global and was not Mr. Jia’s decision. See “Business – Legal Proceedings” for further information regarding FF Global’s threatened litigation. Our interests may not coincide with the interests of Mr. Jia or FF Global in all circumstances. For example, our Board may prioritize business or financial objectives or strategies that Mr. Jia or FF Global disagrees with or that Mr. Jia or FF Global considers not to be in their interest. In such a case, Mr. Jia or FF Global could use their significant influence over FF’s stockholders and potential investors, FF’s management, business and operations to advance the interests of Mr. Jia or FF Global notwithstanding any adverse impact on the Company’s interests.

Disputes with our stockholders are costly and distracting.

We have in the past been, and may in the future be, party to various disputes with our stockholders. For example, beginning in June 2022 FF and FF Global were party to a dispute over various terms of the Shareholder Agreement (as then in effect), including relating to FF Global’s right to remove its designees from the Board. As part of this dispute, on June 22, 2022, Matthias Aydt, a current member of the Board and executive officer of FFIE and then a member of the board of managers of FF Global, after a discussion with a member of FF Global, relayed to Mr. Krolicki that FF Global would pay Mr. Krolicki up to $700,000, offset by the amount of any severance payments made by the Company, if Mr. Krolicki resigned from the Board. This offer was rejected by Mr. Krolicki.

While FFIE entered into governance settlements with FF Top on September 23, 2022 and on January 13, 2023, which included general mutual releases of claims, there can be no assurance that disputes with FF Global or FFIE’s other stockholders will not arise in the future. For instance, shortly following the execution of the Heads of Agreement, FF Global began making additional demands of the Company which were beyond the scope of the terms contemplated by the Heads of Agreement and pertained to, among other things, the Company’s management reporting lines and certain governance matters. On September 30, 2022, FF Global alleged that the Company was in material breach of the spirit of the Heads of Agreement. The Company believes it has complied with the applicable terms of the Heads of Agreement, and disputes any characterization to the contrary. Such dispute could result in litigation, may consume substantial amounts of Board and management time, make it difficult for the Board to operate in a constructive and collegial manner and are likely to be costly to FF. In addition, the diversion of management and Board attention caused by such disputes may risk the successful completion of the Company’s ongoing financing efforts. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our production and delivery plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.

The composition of FFIE’s Board has changed, and may further change prior to or immediately following completion of the Annual Meeting.

Pursuant to the Heads of Agreement, subject to the satisfaction of certain contingencies and subject to certain other conditions, it was expected that Mr. Krolicki will resign as director of the Company. Ms. Swenson, our former Executive Chairperson, was also expected to resign at such time, however on October 3, 2022, Ms. Swenson and Mr. Scott Vogel resigned from the Board effective immediately. Mr. Jordan Vogel, the Company’s former Lead Independent Director also resigned on October 3, 2022, effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release. Effective as of October 3, 2022, Mr. He was appointed Interim Chairman of the Board.

On October 14, 2022, FF Top delivered to the Company a “Notice of Nomination of Replacement FF Top Designees” stating, among other things, that FF Top was nominating Ms. Li Han to fill the vacancy on the Board left by Ms. Susan Swenson’s resignation. FF Top asserted the right to nominate Ms. Li Han to fill the vacancy created by Ms. Swenson’s resignation because such resignation was not effected in accordance with the Heads of Agreement, and thus, the provision that Ms. Swenson’s seat would remain empty until the Annual Meeting did not apply. FF Top maintained that it believed that Ms. Swenson’s vacancy should be filled with a nominee of FF Top, notwithstanding the current level of FF Top’s beneficial ownership of FFIE shares, in light of substantial dilution in its ownership of FFIE shares based on recent financing transactions entered into by FFIE. See “Management – Governance Agreement with FF Top and FF Global” for more information.

In addition, pursuant to the Heads of Agreement, as amended by the Amended Shareholder Agreement, none of the FFIE directors as of the date of the Heads of Agreement, other than Mr. He (based on the current composition of the Board), will be re-nominated for election at the Annual Meeting without the approval of the Selection Committee. It is possible that certain of such directors who will not be re-nominated may decide to resign prior to the Annual Meeting. The Selection Committee is in the process of identifying additional independent director candidates, and FFIE expects to file a proxy statement and schedule the Annual Meeting as promptly as practicable after a sufficient number of additional independent director candidates has been identified for election at the Annual Meeting.

On October 27, 2022, Mr. Chad Chen was appointed to the Board. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately. On December 15, 2022, Mr. Lee Liu tendered his resignation from the Board, which resignation was effective on December 18, 2022. On December 18, 2022, Mr. Jie Sheng was appointed to the Board, effective immediately, following the resignation of Mr. Liu. On December 25, 2022, Mr. Edwin Goh tendered his resignation from the Board, which resignation was effective on December 26, 2022. On December 26, 2022, Ms. Ke Sun was appointed to the Board, effective immediately, following the resignation of Mr. Goh. Mr. Sheng and Ms. Sun are designees of FF Top pursuant to the Amended Shareholder Agreement. On December 26, 2022, Dr. Carsten Breitfeld tendered his resignation from the Board, which resignation was effective immediately. On December 27, 2022, Mr. Xuefeng Chen was appointed to the Board, effective immediately, following the resignation of Dr. Breitfeld. On January 20, 2023, Mr. Qing Ye tendered his resignation from the Board, which resignation was effective immediately. Mr. Ye remains a consultant of the Company as an independent contractor until November 18, 2023, at which time both parties will mutually reassess the relationship. On January 25, 2023, Mr. Chui Tin Mok was appointed to the Board, effective immediately, following the resignation of Mr. Ye. Therefore, there has been substantial recent turnover in the composition of the Board, resulting in reconstitution of the membership of our Board committees. As a result of the substantial turnover in the composition of the Board and its committees, there can be no assurance that the Board or its committees will function effectively or that there will not be any adverse effects on the Company or its business due to such developments.

FF is subject to legal proceedings and claims arising in and outside the ordinary course of business.

In addition to the shareholder class action and derivative matters discussed above, FF has been and continues to be involved in legal proceedings and claims arising both in and outside the ordinary course of FF’s business. See “Business – Legal Proceedings” for more information. We could also be subject to claims and litigation by investors based on the decline of the price of our Common Stock. The outcome of any litigation is inherently uncertain. FF evaluates these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, FF may establish reserves, as appropriate. Further, in the course of its operations, FF has been involved in litigation with contractors and suppliers over its past due payments. FF’s PRC Subsidiaries are involved in 32 proceedings or disputes in which the PRC Subsidiaries are defendants and one dispute in which a PRC entity is a plaintiff and has received a prevailing judgment. Substantially all of the claims arose out of those subsidiaries’ ordinary course of business, involving lease contracts, third-party suppliers or vendors, or labor disputes. The amounts claimed by the parties in the disputes involving FF’s PRC Subsidiaries, and accrued penalties thereof, are approximately $10.5 million. If one or more of those legal matters were resolved against FF in a reporting period for amounts above management’s expectations, FF’s business prospects, financial condition and operating results could be materially adversely affected.

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

We are not in compliance with Delaware General Corporation Law because it has been more than 13 months since our last Annual Meeting.

Delaware General Corporation Law requires that a Delaware corporation hold a meeting of stockholders within 13 months of the latest Annual Meeting for the election of directors. Our last stockholder meeting at which FFIE directors were elected was held on July 20, 2021. As previously disclosed, FFIE expects to file a proxy statement and schedule the Annual Meeting as promptly as practicable after a sufficient number of additional independent director candidates has been identified for election at the Annual Meeting and approved by the Selection Committee. As of the date hereof, the Annual Meeting is expected to be scheduled in April 2023. A court may require us to hold an Annual Meeting of stockholders at an earlier time upon the application of any stockholder or director. In addition, on September 19, 2022, three Company employees and stockholders brought an action seeking to compel the Company to comply with its obligations under Delaware law to hold an Annual Meeting of stockholders for the purpose of electing directors. Plaintiffs have stayed this action until January 10, 2023. Additionally, on January 4, 2023, the Company received a written notice (the “Notice”) from Nasdaq notifying the Company that it was not in compliance with the rules for continued listing as set forth in Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G) since the Company has not yet held an Annual Meeting of stockholders within 12 months of the Company’s fiscal year-end of December 31, 2021. The Company has until February 20, 2023 to submit a plan to regain compliance. If that plan is accepted by Nasdaq, then the Company may be granted an exception of up to 180 calendar days from the date of its December 31, 2022 fiscal year-end, or until June 29, 2023, to regain compliance. The Company’s failure to regain compliance with standards for continued listing would result in the ultimate delisting of its Common Stock from Nasdaq. The Company intends to hold the Annual Meeting as soon as possible and is actively drafting a response to the Notice with a plan designed to regain compliance in accordance with the requirements of the Notice and Nasdaq Listing Rules in the near future.

If the Delaware Court of Chancery were to order an Annual Meeting before we are prepared to hold one, the preparation for the Annual Meeting and the meeting itself could result in the unanticipated expenditure of funds, time, and other Company resources.

Risks Related to FF’s Operations in China

FF faces various economic, operational and legal risks specific to China because of our corporate structure, our current operations in China and our plan to have significant operations in the future in China (including Hong Kong, which is subject to political and economic influence from mainland China), including the following:

Changes in the political and economic policies of the PRC government may materially and adversely affect FF’s business, financial condition and results of operations and may result in FF’s inability to sustain its growth and expansion strategies.

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

Recently, the General Office of the State Council and another PRC authority jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law” (the “Opinions”), which was promulgated on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, the need to strengthen the supervision over overseas listings by PRC-based companies and the need to revise the special provisions of the State Council on overseas issuance and listing of shares by those companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of PRC-based companies, and cybersecurity, data security, privacy protection requirements and similar matters. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic companies (the “Overseas Listing Trial Measures”) and relevant five guidelines, which will become effective on March 31, 2023. The Overseas Listing Trial Measures will comprehensively reform the existing regulatory regime for overseas securities offering and listing of PRC domestic companies by adopting a filing-based regulatory regime. See “Risk Factors—Risks Related to FF’s Operations in China —The approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities may be required in connection with certain of our financing activities, and, if required, we cannot predict if we will be able to obtain such approval or complete such filing or other administrative procedures” for more details.

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

The value of the CNY against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. In August 2015, the People’s Bank of China (the “PBOC”), changed the way it calculates the mid-point price of the CNY against the U.S. dollar, requiring the market-makers who submit for reference rates to consider the previous day’s closing spot rate, foreign-exchange demand and supply as well as changes in major currency rates. In 2018, the value of CNY appreciated by approximately 5.5% against the U.S. dollar; in 2019, the CNY appreciated by approximately 1.9% against the U.S. dollar; in 2020, the CNY appreciated 7.0% against the U.S. dollar; in 2021, the CNY appreciated 2.7% against the U.S. dollar; and in 2022, the CNY appreciated 8.5% against the U.S. dollar. It is difficult to predict how market forces or PRC or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the CNY and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the CNY against the U.S. dollar. However, the PRC government may still at its discretion restrict access to foreign currencies for capital account or current account transactions in the future. Therefore, it is difficult to predict how market forces or government policies may impact the exchange rate between the CNY and the U.S. dollar or other currencies in the future. In addition, the PBOC regularly intervenes in the foreign exchange market to limit fluctuations in CNY exchange rates and achieve policy goals. If the exchange rate between the CNY and U.S. dollar fluctuates in an unanticipated manner, our results of operations and financial condition, and the value of, and dividends payable on, our shares in foreign currency terms may be adversely affected.

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

FFIE is a holding company and, in the future, may rely on dividends and other distributions on equity paid by the PRC Subsidiaries to fund any cash and financing requirements that FFIE may have, and the restrictions on PRC Subsidiaries’ ability to pay dividends or make other payments to FFIE could restrict FFIE’s ability to satisfy its liquidity requirements and have a material adverse effect on FFIE’s ability to conduct its business.

FFIE is a holding company and conducts all of its business through its operating subsidiaries. FFIE may need to rely on dividends and other distributions paid by its operating subsidiaries, including the PRC Subsidiaries, to fund any cash and financing requirements FFIE may have. Any limitation on the ability of the PRC Subsidiaries to make payments to FFIE, including but not limited to foreign currencies control, could have a material and adverse effect on FF’s business, prospects, financial condition and results of operation, including FFIE’s ability to conduct business, or limit FFIE’s ability to grow. Current PRC regulations permit the PRC Subsidiaries to pay dividends to FFIE only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, the PRC Subsidiaries are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of their registered capital. The PRC Subsidiaries may also allocate a portion of their after-tax profits based on PRC accounting standards to employee welfare and bonus funds at their discretion. These reserves are not distributable as cash dividends. Furthermore, if the PRC Subsidiaries incur debt on their own behalf, the instruments governing the debt may restrict their ability to pay dividends or make other payments to FFIE. Any limitation on the ability of the PRC Subsidiaries to distribute dividends or to make payments to FFIE may restrict its ability to satisfy its liquidity requirements.

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

The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of the PRC Subsidiaries to pay dividends or make other kinds of payments to FFIE could materially and adversely limit FFIE’s ability to grow, make investments or acquisitions that could be beneficial to FFIE’s business, pay dividends, or otherwise fund and conduct FFIE’s business.

Under the EIT Law, FFIE may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to FFIE and its non-PRC enterprise stockholders and have a material adverse effect on our results of operations and the value of your investment.

Under the EIT Law, as well as its implementing rules, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. Under the implementation rules to the EIT Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, a circular, known as SAT Circular 82, issued in April 2009 by the State Administration of Taxation of the PRC (the “SAT”), specifies that certain offshore incorporated enterprises controlled by PRC enterprises or PRC enterprise groups will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and stockholders’ meetings; and half or more of the senior management or directors having voting rights. Further to SAT Circular 82, the SAT issued a bulletin, known as SAT Bulletin 45, which took effect in September 2011, to provide more guidance on the implementation of SAT Circular 82 and clarify the reporting and filing obligations of such “Chinese-controlled offshore incorporated resident enterprises.” SAT Bulletin 45 provides procedures and administrative details for the determination of resident status and administration on post-determination matters. Although both SAT Circular 82 and SAT Bulletin 45 only apply to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreign individuals, the determining criteria set forth in SAT Circular 82 and SAT Bulletin 45 may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, PRC enterprise groups or by PRC or foreign individuals.

We do not believe that FFIE, as a holding company incorporated in Delaware, meet all of the conditions above, and thus we do not believe that FFIE is a PRC resident enterprise. However, if the PRC tax authorities determine that FFIE is a PRC resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, FFIE will be subject to the uniform 25% enterprise income tax on our world-wide income, which could materially reduce our net income. In addition, FFIE will also be subject to PRC enterprise income tax reporting obligations. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”

Finally, since there remains uncertainties regarding the interpretation and implementation of the EIT Law and its implementation rules, it is uncertain whether, if FFIE is regarded as a PRC resident enterprise, any dividends payable by us to our investors and gains on the sale of our Common Stock would become subject to PRC withholding tax, at a rate of 10% in the case of non-PRC enterprises (subject to the provisions of any applicable tax treaty). It is unclear whether our non-PRC enterprise stockholders would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that FFIE is treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in the Common Stock.

FFIE and its stockholders face uncertainty with respect to indirect transfers of equity interests in China resident enterprises through transfer of non-Chinese-holding companies. Enhanced scrutiny by the Chinese tax authorities may have a negative impact on potential acquisitions and dispositions we may pursue in the future.

On February 3, 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7. Pursuant to this Bulletin 7, an “indirect transfer” of assets, including non-publicly traded equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immovable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include, without limitation: whether the main value of the equity interest of the relevant offshore enterprise derives directly or indirectly from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the stockholders, business model and organizational structure; the income tax payable abroad on the income from the transaction of indirect transfer of PRC taxable assets; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immovable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange. On October 17, 2017, the SAT promulgated the Announcement of the SAT on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, or SAT Circular 37, which became effective on December 1, 2017 and was most recently amended on June 15, 2018. SAT Circular 37, among other things, simplified procedures of withholding and payment of income tax levied on non-resident enterprises.

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

PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from making loans or additional capital contributions to our PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

As an offshore holding company with PRC Subsidiaries, FF may finance the operations of our PRC Subsidiaries by means of loans or capital contributions. As permitted under PRC laws and regulations, we may make loans to our PRC Subsidiaries subject to the approval from governmental authorities and limitation of amount, or we may make additional capital contributions to our PRC Subsidiaries. Furthermore, loans by us to our PRC Subsidiaries to finance its activities cannot exceed the statutory limits, which is either the difference between the registered capital and the total investment amount of such enterprise or a multiple of its net assets in the previous year. In addition, a foreign-invested enterprise (“FIE”), shall use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of an FIE shall not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, the PRC Subsidiaries by offshore holding companies, and the fact that the PRC government may at its discretion restrict access to foreign currencies for current account and capital account transactions in the future, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC Subsidiaries or with respect to future capital contributions by us to our PRC Subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

The PRC government can take regulatory actions and make statements to regulate business operations in China with little advance notice, so our assertions and beliefs of the risks imposed by the Chinese legal and regulatory system cannot be certain so our assertions and beliefs of the risks imposed by the Chinese legal and regulatory system cannot be certain.

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

As such, our PRC Subsidiaries could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. Our PRC Subsidiaries may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Our PRC Subsidiaries’ operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to their business or industry. Given that the Chinese government may intervene or influence our PRC Subsidiaries’ operations at any time, it could result in a material change in our PRC Subsidiaries’ operations and a material reduction in the value of our Class A Common Stock and warrants. Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas, any such action could significantly limit or completely hinder FFIE’s and the our investors’ ability to offer or continue to offer our shares of Class A Common Stock and warrants to investors and cause the value of such securities to significantly decline or be worthless.

Furthermore, it is uncertain when and whether FFIE will be required to obtain permission from the PRC government to maintain its listing on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from the PRC government and has not received any denial to list on the U.S. exchange, as the PRC laws and regulations are still evolving rapidly and their interpretation and implementation are subject to uncertainties, our operations could be adversely affected, directly or indirectly, by existing or future PRC laws and regulations relating to its business or industry.

The approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities may be required in connection with certain of our financing activities, and, if required, we cannot predict if we will be able to obtain such approval or complete such filing or other administrative procedures.

The PRC governmental authorities recently have strengthened oversight over offerings that are conducted overseas and/or foreign investment in overseas-listed China-based issuers. Such actions taken by the PRC governmental authorities may intervene with our operations or financing activities, which are beyond our control. For instance, on July 6, 2021, the relevant PRC governmental authorities promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities, which emphasized the need to strengthen the administration over illegal securities activities, the need to strengthen the supervision over overseas listings by PRC-based companies and the need to revise the special provisions of the State Council on overseas issuance and listing of shares by those limited by shares companies. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Overseas Listing Trial Measures, and relevant five guidelines, which will become effective on March 31, 2023. According to the Overseas Listing Trial Measures, companies in mainland China that seek to offer securities or list in overseas markets, either directly or indirectly, are required to fulfill the filing procedure with the CSRC. The Overseas Listing Trial Measures provide that if the issuer meets both of the following criteria, the overseas securities offering or listing conducted by such issuer will be deemed as an indirect overseas offering or listing by PRC domestic companies: (i) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year is accounted for by companies in mainland China; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main place(s) of business are located in mainland China, or the majority of senior management staff in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in mainland China. Initial public offerings or listings in overseas markets shall be filed with the CSRC within three working days after the relevant application is submitted overseas, and subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within three working days after the offering is completed.

In addition, the Overseas Listing Trial Measures provide that an overseas listing or offering by a PRC domestic company is explicitly prohibited under any of the following circumstances: (i) such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (ii) the intended securities offering and listing may endanger national security upon reviewed and determined by competent authorities under the State Council in accordance with law; (iii) the domestic company intending to conduct the securities offering and listing, or its controlling shareholder(s) and the actual controller, have committed relevant crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (iv) the domestic company intending to conduct the securities offering and listing is currently under investigations for suspicion of criminal offenses or major violations of laws and regulations, and no conclusion has yet been made thereof; or (v) there are material ownership disputes over equity held by the domestic company’s controlling shareholder(s) or by other shareholder(s) that are controlled by the controlling shareholder(s) and/or actual controller.

As the Overseas Listing Trial Measures and the related guidelines are newly promulgated, there are uncertainties regarding their implementation and interpretation. We cannot predict the impact of these new rules on our future securities offerings or other forms of financing activities, if any, at this stage, or guarantee that we will be able to satisfy the scrutinized and new regulatory requirements in case they are applicable to us. In addition, we cannot guarantee that new rules or regulations promulgated in the future will not impose any additional requirement on us or otherwise tightening the regulations on PRC companies seeking overseas listing. If it is determined in the future that approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities are required for our future financing or listing activities, we cannot assure you we can obtain such approval or complete such filing or other required procedures in a timely manner. Any failure or delay in obtaining or completing such approval, filing or other required procedures, or a rescission of any such approval or filing or other procedures, would subject us to sanctions by the CSRC or other PRC governmental authorities. These PRC governmental authorities may impose fines and/or other penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore financing activities into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects. Any uncertainties or negative publicity arising from these events could also adversely affect our business, financial condition, results of operations, and prospects.

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

PRC regulators, including the CAC, the MIIT, and the Ministry of Public Security, have been increasingly focused on regulation in data security and data protection. PRC regulatory requirements regarding cybersecurity are evolving. For instance, various regulatory bodies in China have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations.

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
Furthermore, on November 14, 2021, the CAC published a discussion draft of Regulations on the Administration of Cyber Data Security for public comment, which provides that data processors conducting the following activities shall apply for cybersecurity review: (i) merger, reorganization or division of internet platform operators that have acquired a large number of data resources related to national security, economic development or public interests affects or may affect national security; (ii) listing abroad of data processors processing over one million users’ personal information; (iii) listing in Hong Kong which affects or may affect national security; or (iv) other data processing activities that affect or may affect national security. The draft also provides that operators of large internet platforms that set up headquarters, operation centers or R&D centers overseas shall report to the national cyberspace administration and competent authorities. In addition, the draft also requires that data processors processing important data or going public overseas shall conduct an annual data security self-assessment or entrust a data security service institution to do so, and submit the data security assessment report of the previous year to the local branch of the Cyberspace Administration of China before January 31 each year. As of February 27, 2023, the above-mentioned drafts have not been formally adopted, and substantial uncertainties exist with respect to their enactment timetable, final content, interpretation and implementation. On July 7, 2022, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission, which took effect on September 1, 2022. These measures require the data processor providing data overseas and falling under any of the following circumstances apply for the security assessment of cross-border data transmission by the national cybersecurity authority through its local counterpart: (i) the data processor provides important data overseas; (ii) critical information infrastructure operators and data processors processing personal information of more than one million individuals provide personal information overseas; (iii) data processors which have provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals overseas since January 1 of the previous year provides personal information overseas; and (iv) other situations required to declare security assessment of cross-border data transmission as stipulated by the national cybersecurity authority.

Our PRC Subsidiaries may become subject to enhanced cybersecurity review. Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. If our PRC Subsidiaries are deemed to be a critical information infrastructure operator or a network platform operator that is engaged in data processing that affect or may affect national security, they could be subject to PRC cybersecurity review. As of February 27, 2023, we have not received any notice from any PRC governmental authority identifying any of our PRC Subsidiaries as a “critical information infrastructure operator” or “network platform operator” that is engaged in data processing which affects or may affect national security as mentioned above, or requiring us to go through the cybersecurity review or initiating a cybersecurity review against us in such respects.

As advised by our PRC counsel, Fangda Partners, the abovementioned laws, regulations or the relevant drafts are relatively new and the PRC laws and regulations relating to cybersecurity, information security, data privacy and protection are evolving rapidly, there remains significant uncertainty in the enactment, interpretation and enforcement of such PRC laws, regulations or the relevant drafts, and our PRC Subsidiaries could become subject to enhanced cybersecurity review or non-compliance investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance investigations in accordance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions to our PRC Subsidiaries, which may have material adverse effects on our business, financial condition or results of operations. As of February 27, 2023, our PRC Subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC or related governmental regulatory authorities, and they have not received any inquiry, notice, warning, or sanction in such respect. However, as uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that our PRC Subsidiaries will comply with such regulations in all respects and they may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities.

In the event that the independent registered public accounting firm operating in China that FF uses as an auditor for its operations in China is not permitted to be subject to inspection by the Public Company Accounting Oversight Board (“PCAOB”), then investors may be deprived of the benefits of such inspection.

Our current auditor, the independent registered public accounting firm that issued the audit report included elsewhere in this Annual Report on Form 10-K, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our current auditor’s compliance with the applicable professional standards. Prior to 2022, the PCAOB was unable to conduct full inspections in China or review audit documentation located within China without the approval of Chinese authorities, which was not granted. Accordingly, prior to 2022, the auditors of FF’s PRC Subsidiaries were not subject to inspection by, the PCAOB.

Inspections of other PCAOB-registered firms by the PCAOB outside of China have identified deficiencies in their audit procedures and quality control procedures, which may improve future audit quality. The previous lack of PCAOB inspections in China prevented the PCAOB from regularly evaluating audits and quality control procedures of any auditors operating in China. The previous lack of PCAOB inspections prevented the PCAOB from to evaluating the effectiveness of the China-based audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Without the benefit of PCAOB inspections, existing or potential investors could lose confidence in our reported financial information and the quality of our financial statements because the financial statements with respect to FF’s PRC Subsidiaries.

On December 18, 2020, the Holding Foreign Companies Accountable Act (“HFCA”) was signed into law. The major purpose of the HFCA is to avail U.S. regulators of access to review audits for companies in the same manner in which they review those of firms in any other nation. On December 2, 2021, the SEC adopted final amendments implementing the disclosure and submission requirements under the HFCA, pursuant to which the SEC will identify a “Commission-Identified Issuer” if an issuer has filed an Annual Report containing an audit report issued by a registered public accounting firm that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, and will then impose a trading prohibition on an issuer after it is identified as a Commission-Identified Issuer for three consecutive years. The Consolidated Appropriations Act, 2023, which became law on December 29, 2022, reduced the number of consecutive non-inspection years required to trigger the trading prohibition under the HFCA from three years to two.

On December 16, 2021, the PCAOB issued a report to notify the SEC its determinations that it is unable to inspect or investigate completely registered public accounting firms headquartered in Mainland China and Hong Kong, respectively, and identifies the registered public accounting firms in Mainland China and Hong Kong that are subject to such determinations. On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in China and Hong Kong (the “SOP”). On December 15, 2022, the PCAOB vacated its 2021 determination that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. In view of the PCAOB’s decision to vacate its 2021 determination and until such time as the PCAOB issues any new adverse determination, the SEC has stated that there are no issuers at risk of having their securities subject to a trading prohibition under the HFCA. Each year, the PCAOB will reassess its determinations on whether it can inspect and investigate completely audit firms in China, and, if in the future, the PCAOB determines it cannot do so, or if Chinese authorities do not allow the PCAOB complete access for inspections and investigations for two consecutive years, the companies engaging China-based public accounting firms would be delisted pursuant to HFCA.

As noted above, the independent registered public accounting firm that issued the audit report included elsewhere in this Annual Report on Form 10-K, is subject to inspection by the PCAOB, thus we have not been identified as a “Commission-Identified Issuer” under the current framework of the HFCA. However, such legislative efforts could cause investor uncertainty for both affected foreign issuers and transnational companies with operations in China including FF. Further, new laws and regulations or changes in laws and regulations in both the U.S. and PRC could affect our ability to maintain our listing on Nasdaq, which could materially impair the market for and market price of our Class A Common Stock and warrants.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

The SEC, the DOJ and other U.S. authorities may also have difficulties in bringing and enforcing actions against our PRC Subsidiaries or the directors or executive officers of our PRC Subsidiaries. The SEC has stated that there are significant legal and other obstacles to obtaining information needed for investigations or litigation in China. China has adopted a revised securities law that became effective on March 1, 2020, Article 177 of which provides, among other things, that no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Furthermore, on February 24, 2023, the CSRC and several other Chinese authorities promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, which provide that where an overseas securities regulator and a competent overseas authority requests to inspect, investigate or collect evidence from a PRC domestic company concerning overseas offering and listing, or to inspect, investigate, or collect evidence from the PRC domestic securities companies and securities service providers that undertake relevant businesses for such PRC domestic companies, such inspection, investigation and evidence collection shall be conducted under a cross-border regulatory cooperation mechanism, and the CSRC or other competent Chinese authorities will provide necessary assistance pursuant to bilateral and multilateral cooperation mechanisms. PRC domestic companies, securities companies and securities service providers shall first obtain approval from the CSRC or other competent Chinese authorities before cooperating with the inspection and investigation by the overseas securities regulator or competent overseas authority, or providing documents and materials requested in such inspection and investigation. Accordingly, without governmental approval in China, no entity or individual in China may provide documents and information relating to securities business activities to overseas regulators when it is under direct investigation or evidence discovery conducted by overseas regulators, which could present significant legal and other obstacles to obtaining information needed for investigations and litigation conducted outside of China.

There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

We currently have operations, and plan to have significant operations and assets in the future, in China. Moreover, one of our current directors is a national and resident of the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China with regard to such persons or assets relating to our operations in China, including actions arising under applicable U.S. federal and state securities laws. In addition, there are significant legal and other obstacles in China to providing information needed for regulatory investigations or litigation initiated by regulators outside China. Overseas regulators may have difficulties in conducting investigations or collecting evidence within China. It may also be difficult for investors to bring a lawsuit against us or our directors or executive officers based on U.S. federal securities laws in a Chinese court. Moreover, China does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts. Therefore, even if a judgment were obtained against us or our management for matters arising under U.S. federal or state securities laws or other applicable U.S. federal or state law, it may be difficult to enforce such a judgment with respect to our operations or assets in China.

A significant portion of our financing in the near future is expected to come from investors in China, and such investment is subject to delay due to due diligence review, including know your customer, anti-money laundering and other review.

We conduct due diligence, including know your customer, anti-money laundering and other review, on all potential financing sources. This process has been time consuming, particularly in connection with review of investors in China, and may result in our not being able to consummate any financing from these or other financing sources on a timely basis or at all. There can also be no assurance that we will be able to satisfy the closing conditions under our financing agreements. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our production and delivery plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations. For more information, see “Risk Factors – Risks Related to FF’s Business and Industry – FF might need to raise additional capital in the near term to start production on the FF 91 in the event the financing commitments secured as part of the Sixth Amendment are not received in a timely manner. After commencement of the start of production, FF will need to raise additional capital to satisfy its other capital needs.”

Risks Related to Our Common Stock

FFIE does not currently intend to pay dividends on our Class A Common Stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of FFIE’s Class A Common Stock.

FFIE has no direct operations and no significant assets other than the ownership of the stock of its subsidiaries. As a result, FFIE will depend on its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our Class A Common Stock. Applicable state law and contractual restrictions, including in agreements governing the current or future indebtedness of FF, as well as the financial condition and operating requirements of FF and limitations on the ability of our PRC Subsidiaries’ ability to pay dividends or make payment to us, may limit our ability to obtain cash from FF subsidiaries. Thus, we do not expect to pay cash dividends on our Class A Common Stock. Any future dividend payments are within the absolute discretion of our Board and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board may deem relevant.

There can be no assurance that FFIE will be able to comply with the continued listing standards of Nasdaq.

If Nasdaq delists FF’s shares from trading on its exchange for failure to meet the applicable listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our Common Stock;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.
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

At a special meeting of FFIE stockholders held on November 3, 2022, FFIE stockholders approved (among other proposals) a proposal to approve an amendment to the Amended and Restated Charter to effect a reverse stock split of the Common Stock by a ratio of any whole number in the range of 1-for-2 to 1-for-10, and a corresponding reduction in the number of authorized shares of Common Stock (after adjustment of the number of authorized shares, if applicable, resulting from stockholder approval of the Share Authorization Proposal), with such ratio to be determined in the discretion of the Board and with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of such special meeting of stockholders. This approval gives the Board the discretion to amend the Amended and Restated Charter to effect a reverse stock split (with such ratio to be determined in the discretion of the Board in the range of 1-for-2 to 1-for-10) of the Common Stock at any time within one year of the date of such special meeting of stockholders. A reverse stock split may allow us to meet the Minimum Bid Requirement. However, we cannot assure you that the reverse stock split will be implemented by our Board or that such reverse stock split, if implemented, will be sufficient to enable us to maintain our Nasdaq listing.

Additionally, on January 4, 2023, the Company received a written notice (the “Notice”) from Nasdaq notifying the Company that it was not in compliance with the rules for continued listing as set forth in Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G) since the Company has not yet held an annual meeting of stockholders within 12 months of the

Company’s fiscal year-end of December 31, 2021. The Company has until February 20, 2023 to submit a plan to regain compliance. If that plan is accepted by Nasdaq, then the Company may be granted an exception of up to 180 calendar days from the date of its December 31, 2022 fiscal year-end, or until June 29, 2023, to regain compliance. The Company’s failure to regain compliance with standards for continued listing would result in the ultimate delisting of its Common Stock from Nasdaq. The Company intends to hold the Annual Meeting as soon as possible and is actively drafting a response to the Notice with a plan designed to regain compliance in accordance with the requirements of the Notice and Nasdaq Listing Rules in the near future.

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

The price of the Class A Common Stock has been and may continue to be volatile, and you could lose all or part of your investment.

The trading price of the Class A Common Stock has been and may continue to be highly volatile and could be attributable, among others, to factors beyond our control, including limited trading volume. For example, our stock traded within a range of a high price of $17.00 and a low price of $0.2450 per share for the period from July 22, 2021, our first day of trading on Nasdaq, through February 27, 2023.

Any of the factors listed below could have a material adverse effect on the market price of the Class A Common Stock and as a result your investment in FFIE’s securities, and FFIE’s securities may trade at prices significantly below the price paid by you. In such circumstances, the trading price of FFIE’s securities may not recover and may experience a further decline. Factors affecting the trading price of FFIE’s securities may include:

●	FF’s failure to raise sufficient financing;

●	actual or anticipated fluctuations in FF’s financial results or the financial results of companies perceived to be similar to it;

●	changes in the market’s expectations about FF’s operating results;

●	success of competitors;

●	FF’s operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	FF’s ability to attract and retain senior management or key operating personnel, and the addition or departure of key personnel;

●	changes in financial estimates and recommendations by securities analysts concerning FF or the transportation industry in general;

●	operating and share price performance of other companies that investors deem comparable to FF;

●	FF’s ability to market new and enhanced products and technologies on a timely basis;

●	changes in laws and regulations affecting FF’s business;

●	FF’s ability to meet compliance requirements;

●	commencement of, or involvement in, threatened or actual litigation and government investigations;

●	changes in FF’s capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of FFIE’s Common Stock available for public sale;

●	any change in FF’s Board or management;

●	actions taken by FF’s directors, executive officers or significant stockholders such as sales of FFIE’s Common Stock, or the perception that such actions could occur;

●	ongoing and potential litigation involving FF, including the SEC investigation;

●	the implementation of the Special Committee’s recommendations and FFIE’s related remedial actions; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
Broad market and industry factors may materially harm the market price of FFIE’s securities irrespective of FFIE’s operating performance. The stock markets in general have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of FF’s securities, may not be predictable. A loss of investor confidence in the market for electric vehicle manufacturers’ stocks or the stocks of other companies which investors perceive to be similar to FF could depress FFIE’s share price regardless of FFIE’s business, prospects, financial conditions or results of operations. A decline in the market price of FF’s securities also could adversely affect FFIE’s ability to issue additional securities and FFIE’s ability to obtain additional financing in the future.

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

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by FFIE. Legacy FF may have experienced ownership changes in the past and FF may have experienced an ownership change as a result of the Business Combination. FF may also experience ownership changes in the future as a result of changes in the ownership of its stock, which may be outside our control. Accordingly, FF’s ability to utilize its net operating loss carryforwards could be limited by such ownership changes, which could result in increased tax liability to FF, potentially decreasing the value of its stock.

There are additional limitations found under Sections 269, 383, and 384 of the Code that may also limit the use of net operating loss carryforwards that may apply and result in increased tax liability to FF, potentially decreasing the value of the Common Stock. In addition, a “Separate Return Limitation Year,” or SRLY, generally encompasses all separate return years of a U.S. federal consolidated group member (or predecessor in a Section 381 or other transaction), including tax years in which it joins a consolidated return of another group. According to Treasury Regulation Section 1.1502-21, net operating losses of a member that arise in a SRLY may be applied against consolidated taxable income only to the extent of the loss member’s cumulative contribution to the consolidated taxable income. As a result, this SRLY limitation may also increase FF’s tax liability (by reducing the carryforward of certain net operating losses that otherwise might be used to offset the amount of taxable gain), potentially decreasing the value of the Common Stock.

FF’s tax obligations and related filings have become significantly more complex and subject to greater risk of audit or examination by taxing authorities, and outcomes resulting from such audits or examinations could adversely impact our business, prospects, financial condition and results of operations, including our after-tax profitability and financial results.

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

The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Legacy FF as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are now applicable after the consummation of the Business Combination. As described in “Risk Factors – Risks Related to FF’s Business and Industry – FF identified material weaknesses in its internal control over financial reporting. If FF is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect FF’s business and share price,” management has identified material weaknesses in the Company’s internal control over financial reporting. If FF does not remediate such material weaknesses, or if other material weaknesses are identified, or if FF is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its securities.

FFIE may issue additional shares of Common Stock or preferred shares, which would dilute the interest of our stockholders.

FFIE may, in the future, issue a substantial number of additional shares of Common Stock or preferred stock. The issuance of additional shares of Common Stock or preferred stock:

●	may significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;

●	could cause a change of control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Common Stock.

Sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of Common Stock intend to sell shares, could reduce the market price of the Class A Common Stock. Pursuant to our obligations under the SPA, we have agreed to register 441,503,935 shares of Class A Common Stock issuable upon exercise of SPA Warrants and conversion of SPA Notes. Such securities represent approximately 63.7% of the shares of Class A Common Stock outstanding as of February 27, 2023. After it is effective and until such time that it is no longer effective, the registration statement registering such securities will permit the resale of these shares. The resale, or expected or potential resale, of a substantial number of shares of our Class A Common Stock in the public market could adversely affect the market price for the Class A Common Stock and make it more difficult for you to sell your holdings at times and prices that you determine are appropriate.. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the registration statement may continue for an extended period of time.

In addition, as of February 3, 2023, the Class A Common Stock is also subject to potential dilution from: (i) the exercise of up to 96,255,739 other warrants, (ii) the issuance of up to 90,409,839 shares of Class A Common Stock pursuant to the conversion of other notes, (iii) the exercise of up to 14,728,207 stock options, (iv) the vesting of 14,850,018 unvested RSUs, (v) the issuance of up to 3,736,242 earnout shares pursuant to the triggering events in the Merger Agreement and (vi) the issuance of up to 83,427,220 shares of Class A Common Stock that FFIE may elect, in its sole discretion, to issue and sell to Yorkville pursuant to the SEPA. The Class A Common Stock is also subject to potential dilution due to issuance of Common Stock in connection with future equity and or convertible debt financings. Sales of substantial numbers of such shares in the public market, including the resale of the shares of Common Stock held by FFIE stockholders, could adversely affect the market price of the Class A Common Stock, the impact of which is increased as the value of our stock price increases.

The issuance of additional shares of Common Stock, including upon full conversion of the principal amount of all outstanding SPA Notes and exercise of all outstanding SPA Warrants and ATW NPA Warrants, and/or the implementation of the full ratchet anti-dilution price protection in the SPA Notes and SPA Warrants and the issuance of shares pursuant to the SEPA would substantially dilute the ownership interest of existing stockholders.

The shares of Class A Common Stock issuable upon full conversion and exercise of the SPA Notes and the SPA Warrants issued and issuable under the Securities Purchase Agreement entered into by FFIE with FF Simplicity Ventures LLC, an entity affiliated with ATW Partners LLC, and RAAJJ Trading LLC on August 14, 2022, as amended by the first amendment thereto on September 23, 2022 (the “SPA”), pursuant to the Joinder and Amendment Agreement entered into by FFIE, Senyun, FF Simplicity, and RAAJJ Trading LLC on September 25, 2022, pursuant to the Limited Consent and Third Amendment entered into by FFIE, Senyun, FF Simplicity and RAAJJ Trading LLC on October 24, 2022, pursuant to the Limited Consent and Amendment entered into by FFIE, Senyun, FF Simplicity and RAAJJ Trading LLC on November 8, 2022, pursuant to the Letter Agreement and Amendment entered into by FFIE, Senyun and FF Simplicity on December 28, 2022, pursuant to the Limited Consent and Amendment No. 5 entered into by FFIE, Senyun, FF Simplicity and the other purchasers on January 25, 2023, and pursuant to the Amendment No. 6 to Securities Purchase Agreement entered into by FFIE, Senyun, FF Top, FF Simplicity and other purchasers on February 3, 2023 will result in significant additional dilution to the existing stockholders of FFIE. At a special meeting of FFIE stockholders held on November 3, 2022, FFIE stockholders approved (among other proposals) a proposal to approve, as is required by the applicable Nasdaq rules and regulations, transactions involving notes and warrants issued to ATW Partners LLC, RAAJJ Trading LLC, Senyun and/or their affiliates as committed under the SPA, the Joinder and the Third Amendment, including the issuance of any shares in excess of 19.99% of the issued and outstanding shares of the Common Stock upon conversion of the SPA Notes and exercise of the SPA Warrants. On February 8, 2023, FFIE filed a preliminary proxy statement regarding another special meeting to approve, as is required by the applicable Nasdaq rules and regulations, additional transactions involving notes and warrants issued to ATW Partners LLC, RAAJJ Trading LLC, Senyun, Acuitas and/or their affiliates as committed under the Sixth Amendment to the SPA To the extent the SPA Notes are converted and the SPA Warrants and ATW NPA Warrants are exercised, such conversions and exercises would have a significant dilutive effect on the ownership interest of existing stockholders of FFIE. Additionally, any issuance of shares of Class A Common Stock under the SEPA that is below the exercise price of the warrants issued and issuable under the SPA or the conversion price of the notes issued and issuable under the SPA will decrease such exercise or conversion price, as applicable, as described in more detail in such warrants and notes.

FFIE has granted preferential director nomination rights to certain investors which may cause FFIE to fall out of compliance with Nasdaq listing rules.

FFIE has been raising additional capital via debt or equity financings and expects to continue doing so in order to continue its operations. See “Risk Factors – Risks Related to FF’s Business and Industry – FF might need to raise additional capital in the near term to start production on the FF 91 in the event the financing commitments secured as part of the Sixth Amendment are not received in a timely manner. After commencement of the start of production, FF will need to raise additional capital to satisfy its other capital needs.” As discussed above, the sale of additional equity or convertible debt securities could result in further dilution of the equity interests of our existing stockholders. Additionally, FFIE has entered into arrangements with certain of stockholders that give them additional representation on the Board. Pursuant to the Amended Shareholder Agreement, FF Top has the right to nominate for election to the Board four designees until the first date on which FF Top has ceased to beneficially own at least 21,333,530 shares of Common Stock for at least 365 consecutive days, with such amount subject to adjustment in connection with any stock split, reverse stock split or other similar corporate action after the date of the Amended Shareholder Agreement (the “Minimum Share Amount”). Following the termination of FF Top’s right to nominate four designees, FF Top shall continue to have the right to nominate a number of designees not less than the number equal to the total number of directors on the Board, multiplied by the aggregate voting power of the shares of Common Stock and other securities of the Company generally entitled to vote in the election of directors of the Company beneficially owned by FF Top and its affiliates, divided by the total voting power of the then-outstanding shares of Common Stock issued as of the record date for any meeting of shareholders of the Company at which directors are to be elected, rounding up to the next whole director. See “Management – Governance Agreement with FF Top and FF Global” for more information. Such right granted to FF Top or other similar rights granted to other investors in the future may cause FFIE to fall out of compliance with certain of Nasdaq’s listing rules, in particular Nasdaq Rule 5640, which disallows the voting rights of existing stockholders to be disparately reduced through any corporate action or issuance, and cause FFIE’s Class A Common Stock to be delisted from Nasdaq.

FFIE’s Amended and Restated Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit FFIE’s stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees or stockholders.

FFIE’s Amended and Restated Charter requires to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation. In addition, our Amended and Restated Charter provides that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

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

FFIE’s Amended and Restated Charter and Amended and Restated Bylaws contain provisions that could delay or prevent a change in control of FFIE. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

●	authorizing the Board to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;

●	prohibiting cumulative voting in the election of directors;

●	limiting the adoption, amendment or repeal of FFIE’S Amended and Restated Bylaws or the repeal of the provisions of our certificate of incorporation regarding the election and removal of directors without the required approval of at least two-thirds of the shares entitled to vote at an election of directors;

●	prohibiting stockholder action by written consent; and

●	limiting the persons who may call special meetings of stockholders.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the “DGCL” govern FF. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with FF for a certain period of time without the consent of its Board. These and other provisions in our Amended and Restated Charter and Amended and Restated Bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of Class A Common Stock and result in the market price of Class A Common Stock being lower than it would be without these provisions.

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

In addition, as permitted by Section 145 of the DGCL, our Amended and Restated Bylaws and our indemnification agreements that we entered into with our directors and officers provide that:

●	We will indemnify our directors and officers for serving FF in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

●	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

●	We will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●	The rights conferred in our Amended and Restated Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

●	We may not retroactively amend provisions of our Amended and Restated Bylaws to reduce our indemnification obligations to directors, officers, employees and agents.
Concentration of ownership may have the effect of delaying or preventing a change in control.

Certain FF stakeholders, including legacy FF stakeholders, collectively own a significant amount of the outstanding Common Stock. These FF stakeholders include FF Top, which owns 64,000,588 shares of Class A Common Stock (on an as-converted basis), Season Smart Limited, which owns 66,494,117 shares of Class A Common Stock, and Senyun, which owns 25,333,333 shares of Class A Common Stock, representing 8.5%, 8.8% and 3.3%, respectively, of FFIE’s outstanding Common Stock as of February 27, 2023 (including, for this purpose, 64,000,588 shares of Class A Common Stock issuable upon conversion of 64,000,588 shares of Class B Common Stock held by FF Top, all as issued and outstanding shares as of February 3, 2023). In addition, FF Top has entered into voting agreements with certain FFIE stockholders pursuant to which FF Top will vote as a proxy of all of the Class A Common Stock owned by such FFIE stockholders subject to certain limitations. As a result, FF Top exercises voting power over 15.4% of FFIE’s outstanding Common Stock as of February 27, 2023 (based on same assumptions as above). Under the Amended Shareholder Agreement, FF Top is also entitled to nominate a number of directors based on its voting power with respect to FFIE’s outstanding Common Stock, currently entitling FF Top to nominate four out of seven directors to the Board of FFIE. In addition, on September 23, 2022 and January 13, 2023, FFIE, FF Global and FF Top entered into governance settlements with FF Top, the largest holder of FFIE Common Stock, including with respect to the composition of the Board. See “Management – Governance Agreement with FF Top and FF Global” more for information.

As a result, FFIE’s equity holders, particularly FF Top, may have the ability to determine the outcome of corporate actions of FFIE requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Class A Common Stock.

Upon approval by FFIE stockholders of an amendment to the Amended and Restated Charter pursuant to the Amended Shareholder Agreement, the voting power of the Class B Common Stock held by FF Top will convert from one vote per share to 10 votes per share and, upon FFIE achieving an equity market capitalization of $3.0 billion, the voting power of the Class B Common Stock will convert from 10 votes per share to 20 votes per share, each of which will entitle FF Top to have substantial influence over FFIE’s corporate matters.

FFIE has adopted a dual-class share structure such that its common shares consist of Class A Common Stock and Class B Common Stock. FF Top, an entity controlled by FF Global, which in turn is controlled by its board of managers consisting of five voting managers (i.e., Mr. Yueting Jia, Mr. Jerry Wang, Mr. Chui Tin Mok, Mr. Prashant Gulati and Ms. Chaoying Deng), beneficially owns, directly or indirectly, all of the outstanding shares of Class B Common Stock, which account for 8.5% of FFIE’s total outstanding shares of Common Stock (i.e., Class A Common Stock and Class B Common Stock combined) and voting power as of February 27, 2023 (including, for this purpose, 64,000,588 shares of Class A Common Stock issuable upon conversion of 64,000,588 shares of Class B Common Stock held by FF Top, all as issued and outstanding shares as of February 27, 2023). In respect of matters requiring the votes of stockholders, each share of Class A Common Stock will be entitled to one vote and each share of Class B Common Stock will initially be entitled to one vote. Pursuant to the Amended Shareholder Agreement, FF Top informed FFIE that it expects FFIE will submit a proposal to FFIE stockholders for approval to amend the Amended and Restated Charter to provide that (i) the voting power of FFIE’s Class B Common Stock, of which FF Global owns all outstanding shares, will be 10 votes per share and (ii) the voting power of the Company’s Class B Common Stock will increase from 10 votes per share to 20 votes per share following the Company achieving an equity market capitalization of $3.0 billion. After such conversion of voting power of the Class B Common Stock, the outstanding shares of Class B Common Stock, which FF Top beneficially owns, will account for 48.0% of FFIE’s voting power. Such conversion of voting power of the Class B

Common Stock would only apply after FFIE stockholders approve the related proposals in the Amended Shareholder Agreement, and after the Amended and Restated Charter is amended accordingly, and, until such time, shares of Class B Common Stock are entitled to one vote per share, and a $20.0 billion equity market capitalization would be required to increase the voting power of the Class B Common Stock to 10 votes per share. If FF Top obtains such enhanced voting rights, it would have considerable influence over matters such as decisions regarding mergers, consolidations and the sale of all or substantially all of the assets of FFIE, election of directors and other significant corporate actions. FF Top could take actions that are not in the best interest of FFIE or its other stockholders. This mechanism may discourage, delay or prevent a change in control, which could have the effect of depriving other stockholders of FFIE of the opportunity to receive a premium for their shares as part of a sale of FFIE.

Upon the conversion of Class B Common Stock held by FF Top from 10 votes per share to 20 votes per share, Nasdaq may consider FFIE to be a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, FFIE may qualify for exemptions from certain corporate governance requirements.

So long as more than 50% of the voting power for the election of directors of FFIE is held by an individual, a group or another company, FFIE will qualify as a “controlled company” under Nasdaq listing requirements. While FFIE does not currently qualify as a controlled company and has, pursuant to the Amended Shareholder Agreement, agreed not to elect to be treated as a “controlled company” as defined under Nasdaq rules until FFIE has achieved an equity market capitalization of at least $3.0 billion, after such time as FFIE at the end of any 20 consecutive trading days, has a volume weighted average total equity market capitalization of at least $3.0 billion, holders of shares of the Class B Common Stock will be entitled to 20 votes for each such share, which will cause FF Top to own 64.9% of the voting control of FFIE and FFIE may qualify as a controlled company. As a controlled company, FFIE would be exempt from certain Nasdaq corporate governance requirements, including those that would otherwise require the Board to have a majority of independent directors and require that FFIE establish a compensation committee comprised entirely of independent directors, or otherwise ensure that the compensation of FFIE’s executive officers and nominees for directors are determined or recommended to the Board by the independent members of the Board. While FFIE does not currently intend to rely on any of these exemptions, the Board of FFIE following the market capitalization event may elect to rely on such exemptions if FFIE is considered a “controlled company,” and to the extent it relies on one or more of these exemptions, holders of FFIE’s capital stock will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

FFIE’s dual-class structure may depress the trading price of the Class A Common Stock.

We cannot predict whether FFIE’s dual-class structure will result in a lower or more volatile market price of the Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which companies with multiple classes of shares of Common Stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple-class structures. As a result, the dual-class structure of FFIE’s Common Stock may cause stockholder advisory firms to publish negative commentary about FFIE’S corporate governance practices or otherwise seek to cause FFIE to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of FFIE’s corporate governance practices or capital structure could adversely affect the value and trading market of our Class A Common Stock.

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

FFIE’s ability to pay dividends in the future will be subject to its subsidiaries’ ability to distribute cash to it.

We do not anticipate that the Board will declare dividends for the foreseeable future. If FFIE decides to declare dividends in the future, as a holding company, it will require dividends and other payments from its subsidiaries to meet such cash requirements. In addition, minimum capital requirements may indirectly restrict the amount of dividends paid upstream, and repatriations of cash from FFIE’s subsidiaries may be subject to withholding, income and other taxes in various applicable jurisdictions. If FFIE’s subsidiaries are unable to distribute cash to it and it is unable to pay dividends, the Class A Common Stock may become less attractive to investors and the price of its shares of Common Stock may become volatile.

FFIE has incurred and will continue to incur increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Following the consummation of the Business Combination, FFIE has incurred and will continue to incur increased legal, accounting, administrative and other costs and expenses as a public company that Legacy FF did not incur as a private company. The Sarbanes-Oxley Act of 2002 or the Sarbanes-Oxley Act, including the requirements of Section 404, to the extent applicable to FFIE, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time consuming. Under a number of those requirements, we have to carry out activities Legacy FF has not done previously. For example, FFIE has created new committees of the Board and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred on a continuous basis. Furthermore, if any issues in complying with those requirements are identified (for example, if FFIE identifies additional material weaknesses or significant deficiency in internal control over financial reporting), we would incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company” until the earliest of (i) the last day of our fiscal year following July 24, 2025 (the fifth anniversary of the consummation of PSAC’s initial public offering), (ii) the last day of the fiscal year in which the market value of FFIE’S shares of Common Stock that are held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (iii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation) or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period. Further, there is no guarantee that the exemptions available to us under the JOBS Act will result in significant savings. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, we will incur additional compliance costs, which may impact earnings.

The JOBS Act permits “emerging growth companies” like FFIE to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. The reduced reporting requirements applicable to use may make FFIE’s shares of Common Stock less attractive to investors.

FFIE qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, FFIE is eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in FF’s periodic reports and proxy statements and (c) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, FFIE’s stockholders may not have access to certain information they may deem important. FFIE will remain an emerging growth company until the earliest of (i) the last day of our fiscal year following July 24, 2025 (the fifth anniversary of the consummation of PSAC’s initial public offering), (ii) the last day of the fiscal year in which the market value of FFIE’s shares of Common Stock that are held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (iii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation) or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period. We cannot predict whether investors will find FFIE’s securities less attractive because it will rely on these exemptions. If some investors find FFIE’s securities less attractive as a result of its reliance on these exemptions, the trading prices of FFIE’s securities may be lower than they otherwise would be, there may be a less active trading market for FFIE’s securities and the trading prices of FFIE’s securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of FFIE’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. We cannot predict if investors will find our shares of Common Stock less attractive because we will rely on these exemptions. If some investors find our shares of Common Stock less attractive as a result, there may be a less active market for our shares of Common Stock and our share price may be more volatile.

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

If FFIE implements a reverse stock split, the liquidity of its Common Stock and warrants may be adversely effected.

At a special meeting of FFIE stockholders held on November 3, 2022, FFIE stockholders approved (among other proposals) a proposal to approve an amendment to the Amended and Restated Charter to effect a reverse stock split of the Common Stock by a ratio of any whole number in the range of 1-for-2 to 1-for-10, and a corresponding reduction in the number of authorized shares of Common Stock (after adjustment of the number of authorized shares, if applicable, resulting from stockholder approval of the Share Authorization Proposal), with such ratio to be determined in the discretion of the Board and with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of such special meeting of stockholders. This approval gives the Board the discretion to amend the Amended and Restated Charter to effect a reverse stock split (with such ratio to be determined in the discretion of the Board in the range of 1-for-2 to 1-for-10) of the Common Stock at any time within one year of the date of such special meeting of stockholders.

On October 31, 2022, we received written notice from Nasdaq that we were not in compliance with the Nasdaq requirement for the bid price for Class A Common Stock to be at least $1.0 per share (the “Minimum Bid Requirement”). We have until April 29, 2023 for the bid price for Class A Common Stock to close at $1.0 per share or more for a minimum of 10 consecutive business days. If compliance is not regained by April 29, 2023 (unless Nasdaq exercises its discretion to extend this period), our Class A Common Stock will be subject to a delisting action by Nasdaq. If we are unable to cure the deficiency or regain compliance, the Class A Common Stock will be delisted from Nasdaq. See “– There can be no assurance that FFIE will be able to comply with the continued listing standards of Nasdaq” above for more information. A reverse stock split may allow us to meet the Minimum Bid Requirement. However, we cannot assure you that the reverse stock split will be implemented by our Board or that such reverse stock split, if implemented, will be sufficient to enable us to maintain our Nasdaq listing.

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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2.     Properties
FF leases all of its facilities. The following table sets forth the location, approximate size, primary use and lease term of FF’s major facilities as of December 31, 2022:

Location	Approximate Size (Building) in Square Feet	Primary Use	Lease Expiration Date
Gardena, California	146,765	Global headquarters, research and development, office	April 30, 2027
Hanford, California	1,100,000	Manufacturing	December 31, 2027
Beverly Hills, California	10,511	Retail	August 31, 2032
San Jose, California	30,260	Office	March 31, 2025
Gardena, California	12,650	Office	March 31, 2027
Beijing, China	31,653	Administrative services, research and development, strategic planning	December 14, 2023
Shanghai, China	2,799	Administrative services, research and development, strategic planning	July 19, 2023
Shanghai, China	16,458	Administrative services, research and development, strategic planning	July 15, 2027

FF is refurbishing the Hanford manufacturing facility. The facility is planned to have a body shop, a paint shop, component manufacturing and an assembly line. The Hanford manufacturing facility is approximately 1.1 million square feet and, once it is built out, is expected to have the capacity to support a production of 10,000 vehicles per year.
Item 3.    Legal Proceedings
From time to time, FF may become involved in legal proceedings arising in the ordinary course of business. We are currently a party to various legal or governmental proceedings, the outcome of which, although currently uncertain, if determined adversely to us, could individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. See the section titled “Legal Proceedings” in Note 13, Commitments and Contingencies included in the notes to our audited consolidated financial statements contained within this Annual Report on Form 10-K for further discussion of our legal proceedings.
Item 4.     Mine Safety Disclosures
Not applicable.

Part II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
FF’s shares of Class A Common Stock and Public Warrants are currently listed on the Nasdaq under the symbols “FFIE” and “FFIEW,” respectively. Prior to the consummation of the Business Combination, our Common Stock and warrants were listed on the Nasdaq under the symbols “PSACU,” “PSAC,” and “PSACW,” respectively. As of February 27, 2023, there were 427 holders of record of our Class A Common Stock, one holder of record of our Class B Common Stock, one holder of record of our Public Warrants and one holder of Private Warrants.
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
Securities Authorized for Issuance Under Equity Incentive Plan
At the special meeting of PSAC’s stockholders held on July 20, 2021, the stockholders of the Company considered and approved the Faraday Future Intelligent Electric Inc. 2021 Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan was previously approved, subject to stockholder approval, by the PSAC Board of Directors. The Incentive Plan became effective immediately upon the consummation of the Business Combination on July 21, 2021. Pursuant to the Incentive Plan, 25,057,455 shares of Class A Common Stock have been reserved for issuance under the Incentive Plan.
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

On July 21, 2021, Faraday Future Intelligent Electric Inc. (f/k/a Property Solutions Acquisition Corp. (“PSAC”)), a Delaware corporation, consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of January 27, 2021 (as amended, the “Merger Agreement”), by and among PSAC, PSAC Merger Sub Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands and wholly-owned subsidiary of PSAC (“Merger Sub”), and Legacy FF. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Legacy FF, with Legacy FF surviving the merger as a wholly-owned subsidiary of the Company (the “Business Combination”).

Upon the consummation of the Business Combination, PSAC changed its name from Property Solutions Acquisition Corp. to Faraday Future Intelligent Electric Inc., and FF’s Class A Common Stock and Public Warrants began trading on The Nasdaq Global Select Market (“Nasdaq”) under the ticker symbols “FFIE” and “FFIEW,” respectively.

With headquarters in Los Angeles, California, FF designs and engineers next-generation, intelligent, connected, electric vehicles. FF intends to manufacture vehicles at its ieFactory California production facility in Hanford, California, with additional future production capacity needs addressed through a contract manufacturing agreement with Myoung Shin Co., Ltd. (“Myoung Shin”), an automotive manufacturer headquartered in South Korea. FF has additional engineering, sales, and operational capabilities in China and is exploring opportunities for potential manufacturing capabilities in China through a joint venture or other arrangement.

Since its founding, FF has created major innovations in technology, products, and a user-centered business model. FF believes these innovations will enable FF to set new standards in luxury and performance that will redefine the future of intelligent mobility.

FF’s innovations in technology include its proprietary Variable Platform Architecture (“VPA”), propulsion system, and Internet Artificial Intelligence (“I.A.I.”) system. We believe the following combination of capabilities of FF’s products, technology, the recent upgrade to PT Gen 2.0, team, and business model distinguish FF from its competitors:

●	FF has designed and developed a breakthrough mobility platform — its proprietary VPA.

●	FF’s propulsion system provides a competitive edge in acceleration and range, enabled by an expected industry-leading inverter design, and propulsion system.

●	FF’s advanced I.A.I. technology offers high-performance computing, high speed internet connectivity, Over the Air (“OTA”) updating, an open ecosystem for third-party application integration, and a Level 3 autonomous driving-ready system, in addition to several other proprietary innovations that enable FF to build an advanced, highly-personalized user experience.

●
Since inception, FF has developed a portfolio of intellectual property, established its proposed supply chain, and assembled a global team of automotive and technology experts and innovators to achieve its goal of redefining the future of the automotive industry. As of February 27, 2023, FF has been granted approximately 660 patents globally.

●	FF’s B2C (business-to-customer) passenger vehicle pipeline over the next five years includes the FF 91 series, the FF 81 series, and the FF 71 series.

●
FF believes that the FF 91 will be the first ultra-luxury EV to offer a highly-personalized, fully-connected user experience for driver and passengers. Based on certain management assumptions, including the timely receipt of $38.4 million to $58.4 million of additional funding, which commitments have been secured as part of the Sixth Amendment, and approval by stockholders of the proposal to increase FFIE’s authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the total authorized shares from 900,000,000 to 1,775,000,000, which approval was obtained during the special meeting of stockholders held on February 28, 2023, timely completion of key equipment installation and commissioning work at the ieFactory California in Hanford, California, suppliers meeting our supply chain requirements, the implementation and effectiveness of certain expense reduction and payment delay measures, and timely and successful testing and certification, FF expects start of production of the FF 91 Futurist at the end of March 2023, coming off the line in early April, and deliveries to users anticipated to begin before the end of April 2023.

●	Subject to future financing, FF plans to produce and deliver its second passenger vehicle, the FF 81, which will be a premium, mass-market electric vehicle positioned to compete against the Tesla Model S, Tesla Model X, the BMW 5-series, and the Nio ES8.

●	Subject to future financing, FF plans to develop a mass-market passenger vehicle, the FF 71. FF expects to start production and deliveries of the FF 71 subsequent to production and deliveries of the FF 81. The FF 71 will integrate full connectivity and advanced technology into a smaller vehicle size and is positioned to compete against the Tesla Model 3, Tesla Model Y, and the BMW 3-series.

●	Subject to future financing, FF plans to develop a Smart Last Mile Delivery (“SLMD”) vehicle to address the high-growth, last-mile delivery opportunity, particularly in Europe, China and the U.S. FF’s modular VPA facilitates entry into the last-mile delivery segment, allowing FF to expand its total addressable market and avenues of growth.
FF has adopted a hybrid manufacturing strategy consisting of its refurbished manufacturing facility in Hanford, California and a collaboration with Myoung Shin in South Korea. FF is also exploring other potential contract manufacturing options in addition to the contract manufacturing agreement in South Korea along with the possibility of manufacturing capacity in China through a joint venture or other arrangements. All passenger vehicles as well as the SLMD vehicle are expected to be available for sale in the U.S. and China, with potential expansion to European markets.

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

Impact of COVID-19 on FF’s Business

The residual effects of the COVID-19 pandemic continue to impact global and domestic economic conditions, which have affected our operations, our suppliers and other business partners. The impact of COVID-19 includes changes in consumer and business behavior, pandemic fears, market downturns, restrictions on business, and individual activities have created significant volatility in the global economy and have led to reduced economic activity. Consequently, we have experienced increased levels of overall cost inflation and challenges within our supply chain. Such residual impact also continue to create a disruption in the manufacture, delivery, and overall supply chain of vehicle manufacturers and suppliers and has led to a global decrease in vehicle sales in markets around the world.

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

In response to the pandemic, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the United States Small Business Administration (“SBA”). In 2020, Legacy FF received a Paycheck Protection Program (“PPP”) loan in the amount of $9.2 million. The Company was notified by East West Bank that a principal amount of $9.0 million as well as accrued interest of $0.2 million relating to the PPP loan had been forgiven as of December 31, 2021. The Company paid an amount of $0.2 million in April 2022 to settle the PPP loan.

The extent of the residual impact of the COVID-19 pandemic on FF’s operational and financial performance is uncertain and will depend on many factors outside FF’s control, including, emergence of new variants and mitigation measures imposed to control outbreaks as a result of such new variants; the availability, distribution and effectiveness of vaccines; and the impact of the outbreak of new variants and any mitigation measures imposed as a result of such variants on the global economy, including FF’s supply chain, FF’s construction and manufacturing plans, sales and marketing activities, and business operations and on the demand for consumer products. Such residual impact may further slowdown FF’s ability to ramp-up FF’s production program on time to satisfy investors and potential customers. Any further delay to production will delay FF’s ability to produce and deliver the FF 91 and begin generating revenue. FF does not currently anticipate any material impairments as a result of COVID-19; however, FF will continue to evaluate conditions on an ongoing basis. Even after the COVID-19 pandemic has subsided, FF may continue to experience an adverse impact to its business as a result of the global economic impact and any lasting effects on the global economy, including any recession that has occurred or may occur in the future. Refer to the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic.

Business Combination

On June 24, 2021, the registration statement on Form S-4 (File No. 333-255027), initially filed with the U.S. Securities and Exchange Commission (“SEC”) on April 5, 2021 (as amended, the “Registration Statement”), relating to the Business Combination was declared effective by the SEC, and (ii) PSAC established a record date of June 24, 2021 and a meeting date of July 21, 2021 for its special meeting of stockholders, where the Business Combination was approved. For purposes of the discussions in this section related to conversion on the closing of the Business Combination of all issued and outstanding Legacy FF Ordinary Stock into shares of Common Stock of FFIE in accordance with the terms and conditions of the Merger Agreement and the settlement of liabilities in conjunction with the closing of the Business Combination, we refer to that parties’ right to receive Class A and Class B Common Stock.

Recent Developments

The following major milestones and events took place during the year ended December 31, 2022:

●	Announced that Mathias Hofmann, Head of Global Supply Chain, would assume the additional position of Head of Manufacturing Operations, on an interim basis.

●	Announced its sponsorship and attendance at the 2022 Pebble Beach Concours d’Elegance taking place from August 18-21, 2022. FF’s flagship FF 91 EV was available for demo rides and made a special appearance on the Concept Lawn on August 21, 2022.

●	Announced the FF 91 Futurist, the Ultimate Intelligent TechLuxury EV, was officially certified to have a robust rating of 381 miles of EV range from the U.S. Environmental Protection Agency (“EPA”).

●	Announced that PricewaterhouseCoopers LLP (“PwC”) notified Faraday Future Intelligent Electric Inc. (the “Company”) that it would not stand for re-election as the Company’s independent registered public accounting firm for the year ending December 31, 2022 and, effective August 23, 2022, was no longer the Company’s independent registered public accounting firm.

●	Announced that a thorough independent external investigation found that allegations that certain directors were conspiring to pursue an unnecessary bankruptcy of the Company were without merit.

●
Announced an agreement relating to its governance dispute with FF Top. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments –Recent Governance Developments” for more information.

●	Announced the resignation of Becky Roof, the Company’s former Interim Chief Financial Officer, effective October 12, 2022. Ms. Roof’s departure from the Company followed the successful completion of key milestones in the Company’s SEC reporting and fundraising activities, and was not a result of any disagreement with the Company’s former independent auditors or any member of Company management on any matter of accounting principles or practices, financial statement disclosure, or internal controls.

●	Appointed Yun Han as Chief Accounting Officer and Interim Chief Financial Officer, effective October 25, 2022. Ms. Yun Han was most recently Senior Vice President and Chief Accounting Officer of Romeo Power, Inc., and spent over 13 years with PwC. Ms. Yun Han is a Certified Public Accountant licensed in the State of California.

●	Appointed Mazars USA LLP as the Company’s independent registered public accounting firm as of and for the year ending December 31, 2022, effective as of October 28, 2022.

●	Announced the achievement of Production Milestone #6, completion of construction and equipment installation in final vehicle manufacturing areas at FF’s Hanford, California manufacturing facility (“ieFactory California”).

●	Announced the California Air Resources Board (CARB) has certified the FF 91 Futurist as a zero-emissions vehicle (ZEV). The ZEV program is part of CARB’s Advanced Clean Cars package of coordinated standards that control smog-causing pollutants and greenhouse gas emissions of passenger vehicles in California.

●	Announced senior management changes as it continues to bolster its leadership team and ready the FF 91 Futurist for full-scale production: Matthias Aydt named Global Senior Vice President, Product Execution. Xiaoyang Ning to assume acting head of Business Development. Xiao Ma becomes acting head of Product and Mobility Ecosystem.

●	Hosted a Global Investor Business Update meeting on December 15, 2022 announcing plans to start production of FF 91 Futurist in March 2023 (subject to various management assumptions disclosed elsewhere in), financing progress and completion of product upgrades.

●	Announced that the FFIE Board of Directors has appointed FF China CEO Xuefeng (“XF”) Chen as Global CEO of Faraday Future. Mr. Chen replaced Carsten Breitfeld, who was removed as Global CEO by the FFIE Board of Directors following a comprehensive evaluation of the Company’s performance since it went public in July 2021.

●	Announced the selection of Innovusion’s Falcon LiDAR to power the FF 91’s autonomous driving system.
Subsequent to December 31, 2022, these additional milestones and events took place:

●
Announced 356 non-binding, fully refundable pre-orders as of February 27, 2023. Pre-orders are fully refundable, non-binding, paid deposits for the FF 91 Futurist vehicles available initially for sale to customers in the U.S. and China. FF 91 Futurist pre-orders require a $5,000 or $1,500 deposit, depending on the edition selected, for customers in the U.S. and up to CNY 50,000 or CNY 20,000 deposit, depending on the edition selected, for customers in China.

●	Announced Faraday Future’s return to the Consumer Electronics Show, CES 2023, in Las Vegas, NV.

●	Announced that the Company and the China Huanggang Government (“City of Huanggang”) have also reached the non-binding Cooperation Framework Agreement for promoting its U.S.-China dual-home market strategy.

●	Announced the shipment of one of the latest production-intent FF 91 Futurist testing vehicles to China for market testing and validation, including charging and infrastructure compatibility along with other hardware and software applications.

●	Announced that FF is targeting a start of production date for its flagship FF 91 Futurist of March 30, 2023, assuming timely receipt of funds from the Company’s investors, at the Company’s Hanford California manufacturing facility, “FF ieFactory California.”
Recent Governance Developments

●
As previously disclosed, from June to September 2022, FF and FF Global were party to a dispute over various terms of the Shareholder Agreement as then in effect, including relating to FF Global’s right to remove its designees from the Board of Directors. On September 23, 2022, the Company, FF Global and FF Top entered into a governance settlement with FF Top, the largest holder of the Company’s Common Stock, including with respect to the composition of the Board, resignation of Ms. Susan Swenson and Mr. Brian Krolicki, and the appointment of Adam (Xin) He to the Board. In connection with the Heads of Agreement, on September 23, 2022, the Company and FF Global entered into a mutual release agreement (the “Mutual Release”), pursuant to which, the Company and FF agreed to a mutual general release of claims and to settle fully and finally all differences between them, including any differences that arose out of the Company directors’ service as a director, employee, officer or manager of the Company up through and including the date of the Mutual Release subject to customary exceptions. See “Management – Governance Agreement with FF Top and FF Global” for more information. Pursuant to the Heads of Agreement, FF Top and FF Global caused all actions in the Court of Chancery of the State of Delaware, and any other forum, filed by FF Top, FF Global and/or any of their respective controlled affiliates as of the effective date of the Heads of Agreement, naming the Company or any of its directors or officers to be dismissed without prejudice as of September 27, 2022.

Shortly following the execution of the Heads of Agreement, FF Global began making additional demands of the Company which were beyond the scope of the terms contemplated by the Heads of Agreement and pertained to, among other things, the Company’s management reporting lines and certain governance matters. On September 30, 2022, FF Global alleged that the Company was in material breach of the spirit of the Heads of Agreement. The Company believes it has complied with the applicable terms of the Heads of Agreement, and disputes any characterization to the contrary. Such disputes divert management and Board resources and are costly. There can be no assurance that this or any other dispute between the Company and FF Global will not result in litigation. See “Risk Factors – Risks Related to FF’s Business and Industry – Disputes with our stockholders are costly and distracting.”

On October 3, 2022, Ms. Swenson and Mr. Scott Vogel, a member of the Board, tendered their resignation from the Board effective immediately. On October 3, 2022, Mr. Jordan Vogel also tendered his resignation from the Board effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release.

●
On October 14, 2022, FF Top delivered to the Company a “Notice of Nomination of Replacement FF Top Designees” stating, among other things, that FF Top was nominating Ms. Li Han to fill the vacancy on the Board left by Ms. Swenson’s resignation. FF Top asserted the right to nominate Ms. Li Han to fill the vacancy created by Ms. Swenson’s resignation because such resignation was not effected in accordance with the Heads of Agreement, and thus, the provision that Ms. Swenson’s seat would remain empty until the Annual Meeting did not apply. FF Top maintained that it believed that Ms. Swenson’s vacancy should be filled with a nominee of FF Top, notwithstanding the current level of FF Top’s beneficial ownership of the Company shares, in light of substantial dilution in its ownership of the Company shares based on recent financing transactions entered into by the Company. See “Management – Governance Agreement with FF Top and FF Global” for more information.

●
On October 22, 2022, FFIE and FF Top entered into the FF Top Amendment to the FF Top Voting Agreement. Pursuant to the FF Top Amendment, FF Top (among other things) reaffirmed its commitment under the FF Top Voting Agreement, in light of the extension of the maturity date of the Bridge Notes under the Third Amendment, to vote all of its shares of the Company voting stock in favor of the proposal to approve (for purposes of the Nasdaq listing rules) the issuance, in the aggregate, of shares in excess of 19.99% of the total issued and outstanding shares of the Company Common Stock pursuant to the Financing Documents at the special meeting of the Company’s stockholders held on November 3, 2022. FF Top’s obligations pursuant to the FF Top Amendment are conditioned on (i) the appointment of Mr. Chad Chen (or a substitute nominee, as applicable), in lieu of Ms. Li Han, to the Board of Directors of the Company as the fourth FF Top designee no later than October 27, 2022 (provided that Mr. Chen or a substitute nominee, as applicable, is reasonably acceptable to the Nominating and Corporate Governance Committee of the Board with respect to the Nasdaq independence rules and legal compliance and criminal compliance) (provided that if Mr. Chen is not so reasonably acceptable to the Nominating and Corporate Governance Committee of the Board, then FF Top will be permitted to nominate another individual to the Board); and (ii) constructive engagement by Mr. Adam (Xin) He, the Chairman of the Board, directly with representatives of FF Top on certain additional governance and management matters and, to the extent the Chairman of the Board so determines, in his discretion, such matters will be put to a discussion and a vote of the full Board. On October 27, 2022, Mr. Chad Chen was appointed to the Board. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately. See “Certain Relationships and Related Person Transactions – Certain Relationships and Related Person Transactions — the Company – Voting Agreements by FF Top Holding LLC and Season Smart Limited” for more information.

●	On November 26, 2022, the Board appointed Mr. Xuefeng Chen as Global CEO, effective as of November 27, 2022. Mr. Xuefeng Chen replaced Dr. Carsten Breitfeld, who was removed from the Global CEO position by the Board on November 26, 2022.

●	On November 29, 2022, Mr. Robert Kruse, FF’s former Senior Vice President, Product Execution, resigned from the Company. On December 13, 2022, Mr. Matthias Aydt took on the role of Senior Vice President, Product Execution, effective immediately.

●	On December 15, 2022, Mr. Lee Liu tendered his resignation from the Board, which resignation was effective on December 18, 2022. On December 18, 2022, Mr. Jie Sheng was appointed to the Board, effective immediately, following the resignation of Mr. Liu. On December 25, 2022, Mr. Edwin Goh tendered his resignation from the Board, which resignation was effective on December 26, 2022. On December 27, 2022, Ms. Ke Sun was appointed to the Board, effective immediately, following the resignation of Mr. Goh. Mr. Sheng and Ms. Sun are designees of FF Top pursuant to the Amended Shareholder Agreement. On December 26, 2022, Dr. Carsten Breitfeld tendered his resignation from the Board, which resignation was effective immediately. On December 27, 2022, Mr. Xuefeng Chen was appointed to the Board, effective immediately, following the resignation of Dr. Breitfeld. On January 20, 2023, Mr. Qing Ye tendered his resignation from the Board, which resignation was effective immediately. Mr. Ye remains a consultant of the Company as an independent contractor until November 18, 2023, at which time both parties will mutually reassess the relationship. On January 25, 2023, Mr. Chui Tin Mok was appointed to the Board, effective immediately, following the resignation of Mr. Ye.

●	On February 26, 2023, after an assessment by the Board of FF’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s remaining departments continue to report to Mr. Xuefeng Chen. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act.

●
On January 13, 2023, the Company entered into an Amended and Restated Shareholder Agreement (the “Amended Shareholder Agreement”) with FF Top and, solely for purposes of certain amendments to the Heads of Agreement, FF Global, which amended and restated the Shareholder Agreement, as amended by the Heads of Agreement. Pursuant to the Amended Shareholder Agreement, (a) FF Top has the right to nominate certain designees to the Board, (b) the Company agreed not to elect to be treated as a “controlled company” as defined under Nasdaq rules, (c) the Company agreed to cooperate with any written requests by FF Top relating to any pledge, hypothecation or grant of shares of Common Stock, (d) FF Top informed the Company that FF Top expects certain proposals to be submitted to Company stockholders for approval to amend provisions of the Company’s Amended and Restated Charter related to voting power of Class B Common Stock, FF Top designees to the Board and written consent of stockholders, (e) the Company agreed not to enter into any transaction or series of related transactions that would require a shareholder vote under Nasdaq Listing Rule 5635(d) (without giving effect to Section 5635(f) thereof) without FF Top’s prior written consent, which written consent shall not be unreasonably withheld, conditioned or delayed, (f) the Company agreed that investors under the SPA shall have the right to enter into any voting agreement or grant a voting proxy, at any time and on any terms, with or to FF Top with respect to any shares of Common Stock held by such investors, (g) FF Top agreed (i) to vote all shares of Common Stock that it beneficially owns in favor of an increase in the Company’s authorized shares of Class A Common Stock from 815.0 million to 1.69 billion (as such number may be adjusted due to any stock split, reverse stock split or other similar corporate action after January 13, 2023) at the next meeting of the Company’s shareholders held to consider such proposal (as such meeting may be adjourned or postponed) and (ii) not to transfer, convert or otherwise take any action that would result in the conversion of any shares of Class B Common Stock into Class A Common Stock of the Company prior to the Company’s receipt of shareholder approval for an increase in the number of authorized shares of Class A Common Stock in accordance with the foregoing, (h) (i) FF Top released and waived claims it or any other “FF Top Parties” (i.e., FF Top, FF Peak Holding LLC, a Delaware limited liability company, Pacific Technology Holding LLC, a Delaware limited liability company, FF Global and each of their affiliates, and their respective successors and assigns) may have had against the Company and the Company Parties (described below; such claims, the “FF Top Claims”) relating to matters occurring at any time after September 23, 2022 but prior to the execution of the Amended Shareholder Agreement (the “FF Top Release”), and (ii) the Company released and waived any and all claims it or any other “Company Parties” (i.e., the Company and each of the Company’s controlled affiliates, each individual currently serving as a director or on the management team of the Company or any of its controlled affiliates, and the respective successors and assigns of any of the foregoing) may have against FF Top Parties relating to any matters occurring at any time after September 23, 2022 but prior to the execution of the Amended Shareholder Agreement, and (i) the Company, FF Top and FF Global agreed that certain conditions in the Heads of Agreement have been satisfied, that there are no Definitive Documents (as such term is defined in the Heads of Agreement) beyond the Heads of Agreement and the Amended Shareholder Agreement, and to certain other amendments of the Heads of Agreement. See “Management – Governance Agreement with FF Top and FF Global” for more information.

 Recent Financing Developments

●
On August 14, 2022, FFIE entered into a definitive Securities Purchase Agreement with FF Simplicity and RAAJJ Trading LLC for $52.0 million of committed near-term convertible senior secured notes financing and the potential for an additional $248.0 million of incremental senior secured convertible notes financing to be funded within 90 days after the initial closing.

●
On September 23, 2022, FFIE entered into Amendment No. 1 to the SPA and Convertible Senior Secured Promissory Notes, to amend, among other things (a) the SPA, (b) that certain Convertible Senior Secured Promissory Note in favor of FF Simplicity in the principal amount of $25.0 million, dated as of August 15, 2022, and (c) that certain Convertible Senior Secured Promissory Note in favor of FF Simplicity in the principal amount of $10.0 million, dated as of September 14, 2022.

●
On September 25, 2022, FFIE entered into a Joinder and Amendment Agreement with Senyun, FF Simplicity and RAAJJ Trading LLC, for the purchase of up to $60.0 million under the SPA, subject to the completion of due diligence by the Company of Senyun and its financing sources.

●
On October 24, 2022, FFIE entered into a Limited Consent and Third Amendment to the SPA (the “Third Amendment”) with FF Simplicity as administrative and collateral agent and purchaser, Senyun as purchaser, and RAAJJ Trading LLC as purchaser.

●
On November 8, 2022, FFIE entered into a Limited Consent and Amendment to the SPA (the “Fourth Amendment”) with FF Simplicity as administrative and collateral agent and purchaser, Senyun as purchaser, and RAAJJ Trading LLC as purchaser.

●	On December 28, 2022, FFIE entered into a Letter Agreement and Amendment to the SPA (the “Senyun Amendment”) with FF Simplicity as administrative and collateral agent and Senyun as purchaser.

●	On January 25, 2023, FFIE entered into a Limited Consent and Amendment No. 5 to the SPA (the “Fifth Amendment”) with FF Simplicity as administrative and collateral agent and Senyun as purchaser.

●
On February 3, 2023, FFIE entered into an Amendment No. 6 to Securities Purchase Agreement (The “Sixth Amendment”) with FF Simplicity as administrative and collateral agent and Senyun, FF Top, FF Simplicity, FF Prosperity, Acuitas and other purchasers.

●	Beginning on August 16, 2022, FF Aventuras SPV XI, LLC, FF Adventures SPV XVIII LLC, FF Ventures SPV IX LLC and FF Venturas SPV X LLC, entities affiliated with ATW Partners LLC (the “ATW Investors”), converted portions of the aggregate principal amount of the outstanding convertible notes issued by the Company in a private placement pursuant to a Second Amended and Restated Note Purchase Agreement, dated as of October 9, 2020 (as amended from time to time, the “NPA,” and such convertible notes issued under the NPA, the “ATW NPA Notes”), into shares of Class A Common Stock, as follows below:

Conversion Period	Total Principal Amount of ATW NPA Notes Converted (in thousands)	Conversion Price	Total Number of Shares of Class A Common Stock Issued
August 16, 2022 to September 14, 2022	$67,218	$0.84 to $2.29	64,843,850

●	On September 26, 2022, the ATW Investors exercised 2,687,083 ATW NPA Warrants, each with an exercise price of $0.64 per share, into an equivalent number of shares of Class A Common Stock, resulting in net cash exercise proceeds to FFIE of $1.7 million.

●	On September 27, 2022, the ATW Investors exercised 29,158,364 ATW NPA Warrants, each with an exercise price of $0.50 per share, on a cashless basis into 14,339,110 shares of Class A Common Stock.

●	On September 27, 2022, the Board approved the issuance of 3,169,822 stock option awards, each exercisable into one share of Class A Common Stock, as part of the Company’s 2021 Stock Incentive Plan. Vesting terms include annual vesting in 25% increments from the vesting start date, 100% vesting as of the vesting start date, and vesting upon the start of FF 91 production.

●	On October 10, 2022, FFIE entered into an exchange agreement with the ATW Investors, pursuant to which, on October 10, 2022, the ATW Investors exchanged $4.0 million in aggregate principal amount of the outstanding ATW NPA Notes for 6,269,031 newly issued shares of Class A Common Stock, reflecting a price per share of Class A Common Stock of $0.64.

●	On October 19, 2022, FFIE and the ATW Investors entered into an exchange agreement, pursuant to which, on October 19, 2022, the ATW Investors exchanged $2.7 million in aggregate principal amount of the outstanding ATW NPA Notes for 5,227,837 newly issued shares of the Class A Common Stock, reflecting a price per share of Class A Common Stock of $0.51. Following the completion of such exchange, there were no outstanding ATW NPA Notes.

●	Between November 22, 2022 and February 28, 2023, FF Simplicity, Senyun and RAAJJ Trading LLC converted portions of the aggregate principal amount of the outstanding convertible notes of $68.9 million issued by the Company pursuant to the SPA at a conversion price of $0.23 to $1.05 per share into 258,909,938 shares of Class A Common Stock.

●	Between November 22, 2022 and February 7, 2023, FF Simplicity, Senyun and RAAJJ Trading LLC exercised 43,874,615 SPA Warrants using exercise prices of $0.28 to $0.2275 per share into 39,647,862 shares of Class A Common Stock. Between December 15, 2022 and February 6, 2023, the ATW Investors exercised 28,597,331 NPA ATW Warrants using an exercise price of $0.2275 per share into 23,557,189 shares of Class A Common Stock.

●	On November 14, 2022, FFIE announced entry into the SEPA with Yorkville, with an initial commitment of $200.0 million. Under the terms of the SEPA, FFIE has the right, but not the obligation, to issue and sell to Yorkville up to $200.0 million in shares Class A Common Stock subject to customary conditions including an effective registration statement for the resale of such shares. FFIE has the right to increase the $200.0 million commitment by up to $150.0 million in one or more installments. The shares will be sold to Yorkville at a discounted price of 97% of the three-day VWAP at the time of funding, and generally limited to one-third of FFIE’s trading volume during such time period. On December 8, 2022, FFIE filed with the SEC a registration statement on Form S-1 (File No. 333-268722) to register shares of Class A Common Stock to be issued under the SEPA.

Special Committee Investigation

As previously disclosed on November 15, 2021, the Board established a special committee of independent directors (“Special Committee”) to investigate allegations of inaccurate Company disclosures, including those made in an October 2021 short seller report and whistleblower allegations, which resulted in FFIE being unable to timely file its third quarter 2021 Quarterly Report on Form 10-Q, Annual Report on Form 10-K for the year ended December 31, 2021, first quarter 2022 Quarterly Report on Form 10-Q and amended Registration Statement on Form S-1 (File No. 333-258993). The Special Committee engaged outside independent legal counsel and a forensic accounting firm to assist with its review. On February 1, 2022, FFIE announced that the Special Committee completed its review. On April 14, 2022, FFIE announced the completion of additional investigative work based on the Special Committee’s findings which were performed under the direction of the Executive Chairperson, reporting to the Audit Committee. In connection with the Special Committee’s review and subsequent investigative work, the following findings were made:

In connection with the Business Combination, statements made by certain Company employees to certain investors describing the role of Mr. Yueting Jia, the Company’s founder and former CEO, within the Company were inaccurate and his involvement in the management of the Company post-Business Combination was more significant than what had been represented to certain investors.

●	The Company’s statements leading up to the Business Combination that it had received more than 14,000 reservations for the FF 91 vehicle were potentially misleading because only several hundred of those reservations were paid, while the others (totaling 14,000) were unpaid indications of interest.

●	Consistent with FFIE’s previous public disclosures regarding identified material weaknesses in its internal control over financial reporting, the Company’s internal control over financial reporting requires an upgrade in personnel and systems.

●	The Company’s corporate culture failed to sufficiently prioritize compliance.

●	Mr. Jia’s role as an intermediary in leasing certain properties which were subsequently leased to the Company was not disclosed in FFIE’s corporate housing disclosures.

●	In preparing FFIE’s related party transaction disclosures, the Company failed to investigate and identify the sources of loans received from individuals and entities associated with Company employees.

 In addition, the investigation found that certain individuals failed to fully disclose to individuals involved in the preparation of FFIE’s SEC filings their relationships with certain related parties and affiliated entities in connection with, and following, the Business Combination, and failed to fully disclose relevant information, including but not limited to, information in connection with related parties and corporate governance to FFIE’s former independent registered public accounting firm PricewaterhouseCoopers LLP.

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

Based on the results of the Special Committee investigation and subsequent investigative work described above, the Board approved the following remedial actions designed to enhance oversight and corporate governance of the Company:

●	the appointment of Susan Swenson, a former member of the Board, to the then newly created position of Executive Chairperson of FF.

●	Dr. Carsten Breitfeld, FF’s former Global CEO, reporting directly to Ms. Swenson and receiving a 25% annual base salary reduction;

●
the removal of Mr. Jia as an executive officer, although continuing in his position as Chief Product & User Ecosystem Officer of FFIE. Certain dual-reporting arrangements were eliminated with respect to Mr. Jia, and he is required to report directly to Ms. Swenson, a non-independent director nominated by FF Top. Please see “Risk Factors – Risks Related to FF’s Business and Industry – Yueting Jia and FF Global, over which Mr. Jia exercises significant influence, have control over the Company’s management, business and operations, and may use this control in ways that are not aligned with the Company’s business or financial objectives or strategies or that are otherwise inconsistent with the Company’s interests. Such significant influence may increase if and to the extent the current members of the Board and management are removed and replaced with individuals who are aligned with Mr. Jia and/or FF Global.” Mr. Jia also received a 25% annual base salary reduction, and his role was limited from a policy-making position to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and Advanced R&D technology;

●	Matthias Aydt, then Senior Vice President, Business Development and Product Definition and a director of FFIE, and currently Senior Vice President, Product Execution and a director of FFIE, being placed on probation as an executive officer for a six-month period, during which period he remained a non-independent member of the Board, which probationary period has since ended;

●	the appointment of Jordan Vogel as Lead Independent Director; certain changes to the composition of Board committees, including Brian Krolicki stepping down from his role as Chairman of the Board and Chair of the Nominating and Corporate Governance Committee and becoming a member of the Audit and Compensation Committees of the Board; Jordan Vogel stepping down from the Nominating and Corporate Governance Committee; and Scott Vogel becoming the Chair of the Audit Committee and the Nominating and Corporate Governance Committee of the Board;

●	the suspension without pay of Jiawei (“Jerry”) Wang, FFIE’s former Vice President, Global Capital Markets, who subsequently notified the Board of his decision to resign from FF on April 10, 2022;

●	the assessment and enhancement of FF’s policies and procedures regarding financial accounting and reporting and the upgrading of FF’s internal control over financial accounting and reporting, including by hiring additional financial reporting and accounting support, in each case at the direction of the Audit Committee;

●	the implementation of enhanced controls around FF’s contracting and related party transactions, including regular attestations by FF’s employees with authority to bind FF to contracts and related party transactions, for purposes of enabling FF to make complete and accurate disclosures regarding related party transactions;

●	the implementation of a comprehensive training program for all directors and officers regarding, among other things, internal FF policies;

●	the separation of Jarret Johnson, FF’s Vice President, General Counsel and Secretary; and

●	certain other disciplinary actions and terminations of employment with respect to other FF employees (none of whom is an executive officer).
As of February 27, 2023, FF is continuing to implement certain of the remedial actions approved by the Board. However, certain of these remedial actions are no longer in effect. For instance, Ms. Swenson resigned from the Board on October 3, 2022. Moreover, effective on February 26, 2023, certain departments within the Company report to both Mr. Jia and Mr. Xuefeng Chen, including the Company’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments report directly to Mr. Jia, while the remaining departments continue to report to Mr. Xuefeng Chen. Further, based on the changes to his responsibilities within FF, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act, and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act.

In addition to the above, the Company strengthening its compliance policies and procedures, including the hiring of a Compliance Officer with the title of Deputy General Counsel (hired in March 2023), who will report on a dotted line to the Chair of the Audit committee, and a Director of Risks and Internal Controls. However there is no assurance can be provided that the remedial measures that continue to be implemented and additional actions by the Company to enhance its compliance policies and procedures will be implemented in a timely manner or at all, or will be successful to prevent inaccurate disclosures in the future. Please see “Risk Factors – Risks Related to FF’s Business and Industry – FF is taking remedial measures in response to the Special Committee findings. There can be no assurance that such remedial measures will be successful. In addition, there can be no assurance that such remedial measures will be fully implemented in light of the recent corporate governance agreements with FF Top and FF Global.” However, pursuant to the Heads of Agreement, FF has implemented certain governance changes that impact certain of the above-discussed remedial actions. On October 3, 2022, Ms. Swenson tendered her resignation from her role as both Executive Chairperson and member of the Board effective immediately. In addition, on October 3, 2022, Mr. Scott Vogel resigned from the Board effective immediately and Mr. Jordan Vogel resigned effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately. On December 15, 2022, Mr. Lee Liu tendered his resignation from the Board, which resignation was effective on December 18, 2022. On December 18, 2022, Mr. Jie Sheng was appointed to the Board, effective immediately, following the resignation of Mr. Liu. On December 25, 2022, Mr. Edwin Goh tendered his resignation from the Board, which resignation was effective on December 26, 2022. On December 27, 2022, Ms. Ke Sun was appointed to the Board, effective immediately, following the resignation of Mr. Goh. Mr. Sheng and Ms. Sun are designees of FF Top pursuant to the Amended Shareholder Agreement. On December 26, 2022, Dr. Carsten Breitfeld tendered his resignation from the Board, which resignation was effective immediately. On December 27, 2022, Mr. Xuefeng Chen was appointed to the Board, effective immediately, following the resignation of Dr. Breitfeld. On January 20, 2023, Mr. Qing Ye tendered his resignation from the Board, which resignation was effective immediately. Mr. Ye remains a consultant of the Company as an independent contractor until November 18, 2023, at which time both parties will mutually reassess the relationship. On January 25, 2023, Mr. Chui Tin Mok was appointed to the Board, effective immediately, following the resignation of Mr. Ye. See “Management – Governance Agreement with FF Top and FF Global” for more information.

Subsequent to FFIE announcing the completion of the Special Committee investigation on February 1, 2022, FFIE, certain members of the management team and employees of FFIE received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation. FFIE, which had previously voluntarily contacted the SEC in connection with the Special

Committee investigation in October 2021, is cooperating fully with the SEC’s investigation. The outcome of such an investigation is difficult to predict. FF has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, FF is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss. In addition, in June 2022, FF received a preliminary request for information from the DOJ in connection with the matters that were the subject of the Special Committee investigation. FF has responded to that request and intends to fully cooperate with any future requests from the DOJ.

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

Financing Discussions and New Convertible Note and Warrant Financings

The Company has received financing commitments for the funds required for the start of production of the FF 91 assuming timely receipt of funds, but might need to raise additional capital in the event such financing commitments are not received in a timely manner. Although FF has successfully obtained commitments since August 2022 from several investors totaling $267.0 million in convertible note financing, subject to certain conditions, and continues financing discussions with multiple parties, FF has experienced delays in securing additional funding commitments, which have exacerbated the supply chain pressures on FF’s business. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including implementing headcount reductions and other expense reduction and payment delay measures. Further efforts, including additional headcount reductions, may be undertaken in response to FF’s financial condition and market conditions. Based on certain management assumptions, including the timely receipt of $38.4 to $58.4 million of additional funding, which commitments have been secured as part of the Sixth Amendment, and approval by stockholders of the proposal to increase FFIE’s authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the total authorized shares from 900,000,000 to 1,775,000,000, which approval was obtained during the special meeting of stockholders held on February 28, 2023, timely completion of key equipment installation and commissioning work at the ieFactory California in Hanford, California, suppliers meeting our supply chain requirements, the implementation and effectiveness of certain expense reduction and payment delay measures, and timely and successful testing and certification, FF expects start of production of the FF 91 Futurist at the end of March 2023, coming off the line in early April, and deliveries to users anticipated to begin before the end of April 2023. There is no assurance FF will be able to timely receive sufficient funding under existing financing commitments to produce and deliver the FF 91 Futurist on that timeline or at all. If unable to receive sufficient funding, FF will be required to obtain new financing commitments, which may not be available to it under reasonable commercial terms. Further, there cannot be any assurance that FF will be able to develop the manufacturing capabilities and processes, or secure reliable sources of component supply to meet the quality, engineering, design or production standards, or the required production volumes to successfully grow into a viable business. There is also no assurance that FFIE stockholder approval of an authorized share increase will be obtained in a timely manner or at all.

On August 14, 2022, FF entered into a definitive Securities Purchase Agreement (the “SPA”) with FF Simplicity Ventures LLC, an entity affiliated with ATW Partners LLC, and RAAJJ Trading LLC for $52.0 million of committed near-term convertible senior secured notes financing subject to certain conditions (which was increased on September 23, 2022 to $57.0 million, which increase was subsequently terminated upon the funding of the initial $10.0 million tranche of SPA Notes to Senyun, which occurred on October 27, 2022, another $10.0 million on November 15, 2022, and another $10.0 million in December 2022), and the potential for an additional $243.0 million of incremental senior secured convertible notes financing to be funded within 90 days after the initial closing. A committed amount of $52.0 million ($43.3 million net of original issue discount and transaction costs) has been funded to date. On September 23, 2022, FF and certain investors affiliated with ATW Partners LLC entered into a Warrant Exercise Agreement (the “Warrant Exercise Agreement”), pursuant to which, subject to the satisfaction of certain minimum trading price, minimum trading volume and certain other Equity Conditions (as described below), FF will have the right, exercisable on one or more occasions prior to January 23, 2023, to require the ATW Investors to exercise on a cash basis (each, a “Forced Exercise”) certain warrants held by the ATW Investors, in part, in exchange for newly issued shares of Class A Common Stock in an amount not to exceed (a) for any single Forced Exercise, $7.0 million in aggregate exercise price, and (b) for all Forced Exercises in the aggregate, the difference of (x) the maximum exercise price amount allowed under the Warrant Exercise Agreement (which is approximately $20.0 million) less (y) the aggregate exercise price of any voluntary exercises of the same warrants held by the ATW Investors after the date of the Warrant Exercise Agreement. The “Equity Conditions” are defined in the Warrant Exercise Agreement to include (among others): (a) the effectiveness of one or more registration statements under the Securities Act, (b) the availability of the Annual Report on Form 10-K contained in such registration statement(s) for the resale of the applicable Warrant shares, (c) the continued listing of shares of the Company’s Class A Common Stock on a national securities exchange, (d) no occurrence of any “Price Failure” (i.e., the VWAP of the Class A Common Stock failing to exceed $0.85 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions) on any two (2) trading days during the ten (10) trading day measurement period immediately preceding the relevant determination date), subject to certain permitted adjustments, and (e) no occurrence of any “Volume Failure” (i.e., the aggregate daily dollar trading volume (as reported on Bloomberg) falling below $10.0 million on any two (2) trading days during the ten (10) trading day measurement period immediately preceding the relevant determination date).

On September 25, 2022, FFIE entered into a Joinder and Amendment Agreement with Senyun, FF Simplicity and RAAJJ Trading LLC, for the purchase of up to $60.0 million under the SPA (with potential increase to $90.0 million), of which $35.6 million (net of original issue discount and transaction costs) has been funded to date. The initial $10.0 million tranche was funded on October 27, 2022, the second $10.0 million tranche was funded on November 15, 2022, and the third $10.0 million tranche was funded in parts on different dates in December 2022.

On October 24, 2022, FFIE entered into a Limited Consent and Third Amendment to the SPA with FF Simplicity as administrative and collateral agent and purchaser, Senyun as purchaser, and RAAJJ Trading LLC as purchaser.

On November 8, 2022, FFIE entered into a Limited Consent and Amendment to the SPA (the “Fourth Amendment”) with FF Simplicity as administrative and collateral agent and purchaser, Senyun as purchaser, and RAAJJ Trading LLC as purchaser.

On December 28, 2022, FFIE entered into a Letter Agreement and Amendment to the SPA (the “Senyun Amendment”) with FF Simplicity as administrative and collateral agent and Senyun as purchaser.

On January 25, 2023, FFIE entered into a Limited Consent and Amendment No. 5 to the SPA (the “Fifth Amendment”) with FF Simplicity as administrative and collateral agent and Senyun as purchaser.

On February 3, 2023, FFIE entered into an Amendment No. 6 to Securities Purchase Agreement (The “Sixth Amendment”) with FF Simplicity as administrative and collateral agent and Senyun, FF Top, FF Simplicity, FF Prosperity, Acuitas and other purchasers. As of the date this Annual Report on Form 10-K is filed, we have received $70.0 million ($62.2 net of original issue discount and transaction costs) under the Sixth Amendment.

FF is actively engaged in confidential discussions and negotiations with entities affiliated with FF Top and other potential investors with respect to purchasing incremental convertible senior secured notes and/or convertible junior secured notes on the same terms as FF Simplicity Ventures LLC under the SPA. There can be no assurance that FF will be able to successfully obtain additional incremental convertible senior secured note purchasers under the SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. In particular, the Company is currently conducting due diligence on potential financing sources. This process has been time consuming and may result in the Company not being able to consummate any financing from these or other financing sources on a timely basis or at all. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our production and delivery plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.

FF’s cash needs after the start of production of the FF 91 will depend on the extent to which FF’s actual costs vary from FF’s estimates and FF’s ability to control these costs and raise additional funds. Any challenges in supplier engagements, delays in ramping capacity or labor at the Hanford facility or for sales and service engagements, rising prices of materials, or ongoing global supply chain disruptions may further increase the need for additional capital to produce and deliver the FF 91 series. In particular, recently, some suppliers have threatened to terminate their relationship with the Company because of late payments or requested accelerated payments and other terms and conditions as a result of our past payment history and concerns about the Company’s financial condition, leading to less favorable payment terms than the Company had anticipated, and delaying or putting at risk certain deliveries. FF is in active negotiations with these suppliers to minimize these risks. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.

Components of FF’s Results of Operations
Key Factors Affecting Operating Results
FF’s performance and future success depend on several factors that present significant opportunities but also pose risks and challenges including those discussed below and in the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Faraday Future Vehicle Production and Delivery

FF expects to derive revenue from sales of the FF 91. Based on certain management assumptions, including the timely receipt of $38.4 million to $58.4 million of additional funding, which commitments have been secured as part of the Sixth Amendment, and approval by stockholders of the proposal to increase FFIE’s authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the total authorized shares from 900,000,000 to 1,775,000,000, which approval was obtained during the special meeting of stockholders held on February 28, 2023, timely completion of key equipment installation and commissioning work at the ieFactory California in Hanford, California, suppliers meeting their commitments on program deliverables including parts, the implementation and effectiveness of certain expense reduction and payment delay measures, and timely and successful testing and certification, FF expects start of production of the FF 91 Futurist at the end of March 2023, coming off the line in early April, and deliveries to users anticipated to begin before the end of April 2023.

The FF 81, FF 71, and SLMD electric vehicle models are in various stages of planning or development and expected to be released after the FF 91 depending on availability of adequate funding and other strategic factors.

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

To date, FF has not yet sold any electric vehicles. As a result, FF will require substantial additional capital to develop products and fund operations for the foreseeable future. Until FF can generate sufficient revenue from product sales, FF will fund its ongoing operations through a combination of various funding and financing alternatives, including equipment leasing and construction financing of the Hanford, California, ieFactory California, manufacturing facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of its ieFactory California manufacturing facility will impact FF’s ability to generate revenue. For additional discussion of the substantial doubt about FF’s ability to continue as a going concern, see Note 2, Liquidity and Capital Resources in the notes to the Consolidated Financial Statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K and for further details on liquidity, please see the “– Liquidity and Capital Resources” section below.
Revenues

FF is a development stage company and has not generated any revenue to date. FF’s anticipated introduction of the FF 91, its first vehicle, is expected to generate FF’s future revenue while other vehicles are in development.

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

Loss on Extinguishment or Settlement of Related Party Notes Payable, Notes Payable and Vendor Payables in Trust, net

Loss on extinguishment or settlement of related party notes payable, notes payable, and vendor payables in trust, net consists of losses resulting from the settlement of related party notes payable, notes payable, and vendor payables in trust.
Results of Operations
To date, FF has not generated any revenue from the design, development, manufacturing, engineering, sale or distribution of its electric vehicles. Please refer to Part I, Item 1A. Risk Factors for a full discussion on the risks and uncertainties related to costs.
Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
(dollars in thousands)	2022	2021
Consolidated Statements of Operations
Operating expenses
Research and development	$311,084	$174,935
Sales and marketing	20,772	17,118
General and administrative	116,437	97,905
Loss on disposal of property and equipment	2,695	64,191
Total operating expenses	450,988	354,149

Loss from operations	(450,988)	(354,149)
Change in fair value measurements	(69,671)	(22,700)
Interest expense	(7,236)	(30,181)
Related party interest expense	(3,879)	(16,663)
Other expense, net	(12,544)	(5,668)
Loss on settlement of related party notes payable, notes payable, and vendor payables in trust, net	(7,690)	(86,904)
Loss before income taxes	(552,008)	(516,265)
Income tax provision	(61)	(240)
Net loss	$(552,069)	$(516,505)
Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Research and development	$311,084	$174,935	$136,149	77.8%
The increase in research and development expense of $136.1 million for the year ended December 31, 2022, compared to the prior year, was primarily due to the increase in engineering, design and testing (ED&T) services of $120.8 million and professional services related expense of $9.1 million as the Company re-engaged suppliers and made significant purchases of ED&T services to progress the development of the FF 91; an increase in personnel and compensation related expenses and stock-based compensation expenses due to increased headcount of $37.6 million and $3.7 million, respectively; an increase in information technology related expense due to increases in business activities and headcount of $8.6 million, partially offset by a decrease in miscellaneous expenses of $54.1 million, primarily due to expensing a one-time amount of $50.0 million for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform owned by Liankong, a subsidiary of Geely Holdings, and recognition stock-based compensation expense of $7.6 million related to restricted stock awards issued as a bonus to employees and other service providers in connection with the closing of the Business Combination during the year ended December 31, 2021 with no comparable activity in 2022.
Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Sales and marketing	$20,772	$17,118	$3,654	21.3%
The increase of $3.7 million in sales and marketing expense for the year ended December 31, 2022, compared to the prior year, was primarily due to an increase in personnel and compensation related expenses of $4.7 million, and employee benefits relates expenses of $0.4 million due to an increase in headcount; an increase in marketing expenses due to an increase in marketing efforts of $2.9 million, partially offset by primarily restricted stock awards issued as a bonus to employees and other service providers in connection with the closing of the Business Combination during the year ended December 31, 2021, with no comparable activity in 2022 and other overhead expenses including IT dues and subscriptions of $5.2 million.

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
General and administrative	$116,437	$97,905	$18,532	18.9%
The increase of $18.5 million in general and administrative expense for the year ended December 31, 2022, compared to the same period in the prior year, was primarily due to an increase in professional service expenses related to the Special Committee investigation in the amount of $49.3 million; an increase in personnel and compensation related expenses of $9.7 million due to headcount changes; an increase in insurance related expenses of $10.6 million, partially offset by legal expense of approximately $20.0 million related to additional accruals for contingent legal liabilities related to the year ended December 31, 2021, with no comparable activity in 2022; decrease in general expenses of $15.5 million primarily related to expenses recognized in connection with issuance of restricted stock awards as compensation for prior salary reductions during the year ended December 31, 2021 with no comparable activity in the year ended December 31, 2022; decrease in stock based compensation of $5.2 million due to a decrease in headcount specifically in G&A, a decrease in engineering, design and testing related expense and other overhead expenses primarily due to allocations of expenses to Research and development and Sales and Marketing of $5.1 million, a decrease of $1.4 million related to information technology related expenses, a $1.4 million decrease in depreciation and amortization expenses, a decrease of $1.2 million in rent and related expenses and a $0.7 million decrease in non-capitalizable equipment and furniture.
Loss on Disposal of Property and Equipment

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Loss on disposal of property and equipment	$2,695	$64,191	$(61,496)	NM
The decrease in loss on disposal of property and equipment during the year ended December 31, 2022, compared to the prior year is due to the write off of $64.2 million relating to the abandonment of certain construction in process assets including vendor tooling, machinery and equipment. This was due to the redesign of various FF 91 components and implementation of FF’s cost reduction program during the year ended December 31, 2022.
Change in Fair Value Measurements

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Change in fair value measurements	$(69,671)	$(22,700)	$(46,971)	206.9%

The increased loss in fair value measurements of $47.0 million for the year ended December 31, 2022, compared to the prior year, was primarily due to the issuances during the period of new notes, which contained significant original issue discounts, and warrants measured at fair value at each reporting period, resulting in a charge to fair value measurement expense due to their favorable conversion and exercise features, which was partially offset by notes payable, related party notes payable and warrant liabilities that were measured at fair value in the comparative period in 2021 and were converted during 2022.
Interest Expense

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Interest expense	$(7,236)	$(30,181)	$22,945	(76.0)%
The decrease in interest expense during the year ended December 31, 2022, compared to the prior year, was primarily due to notes payable with a principal amount of $85.2 million that were outstanding during a portion of 2021 and settled upon closing of the Business Combination in 2021, with no comparable charges in 2022. Further decreases resulted from the repayment of $85.0 million of Ares notes payable principal in the year ended December 31, 2022 and interest related to finance leases as a result of the successful sale leaseback transaction of the Company’s Gardena, California headquarters in the year ended December 31, 2021. These decreases were partially offset by increases in interest expense related to the ATW NPA Notes which bore interest in 2022 due to the triggering of interest clauses, interest expense related to new Bridge Notes in 2022 with principal balances of $44.5 million.
Related Party Interest Expense

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Related party interest expense	$(3,879)	$(16,663)	$12,784	(76.7%)
The decrease in related party interest expense for year ended December 31, 2022, compared to the prior year, was primarily due to the Company’s settlement of $91.4 million principal amounts of related party notes payable upon closing of the Business Combination in July 2021, which accrued interest from July 1, 2021, to July 21, 2021.
Other Expense, net

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Other expense, net	$(12,544)	$(5,668)	$(6,876)	121.3%
The change in other expense, net was primarily due to change in unrealized loss driven by change in exchange rate.
Loss at Settlement of Related Party Notes Payable, Notes Payable, and Vendor Payables in Trust, Net

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Loss on settlement of related party notes payable, notes payable and vendor payables in trust, net	$(7,690)	$(86,904)	$79,214	NM
The loss in the year ended December 31, 2022, compared to the same period in the prior year, relates to a modification of the conversion price as part of an amendment to notes issued during the period, which was treated as extinguishment for accounting purposes. The loss in the year ended December 31, 2021 represents the conversion of certain related party notes payable, notes payable, and vendor payables in trust to equity at $10 per share which was below the fair value of the stock on the date of conversion in connection with the closing of the Business Combination.
Liquidity and Capital Resources
As described in the “Overview” section of this MD&A, the COVID-19 pandemic impacted FF’s ability to raise funds and may have a material adverse impact on future periods as FF prepares to bring its vehicles to market, including its cash flows from financing activities, which fund its operations. The extent of COVID-19’s impact on FF’s liquidity will depend upon, among other things, the duration and severity of the outbreak or subsequent outbreaks and related government responses, such as required physical distancing, restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, all of which are uncertain and difficult to predict. In addition, FF’s ability to raise additional funds is subject to a number of other material risks and assumptions. Refer to Part I, Item 1A. Risk Factors for a full discussion of the risks associated with the COVID-19 pandemic and other risks.
As of December 31, 2022, the Company’s principal source of liquidity was cash totaling $17.0 million, which was held for working capital and general corporate purposes.

The Company has received financing commitments for the funds required for the start of production of the FF 91 assuming timely receipt of funds. Based on certain management assumptions, including the timely receipt of approximately $38.4 million to $58.4 million of additional funding, which commitments have been secured as part of the Sixth Amendment, and approval by stockholders of the proposal to increase FFIE’s authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the total authorized shares from 900,000,000 to 1,775,000,000, which approval was obtained during the special meeting of stockholders held on February 28, 2023, timely completion of key equipment installation and commissioning work at the ieFactory California in Hanford, California, suppliers meeting their commitments on program deliverables including parts, the implementation and effectiveness of certain expense reduction and payment delay measures, and timely and successful testing and certification, FF expects to start production on the FF 91 Futurist at the end of March 2023, coming off the line in early April, with deliveries to users anticipated to begin before the end of April 2023. There is no assurance FF will be able to timely receive sufficient funding under existing financing commitments to produce and deliver the FF 91 Futurist on that timeline or at all. If unable to receive sufficient funding, FF will be required to obtain new financing commitments, which may not be available to it under reasonable commercial terms. Further, there cannot be any assurance that FF will be able to develop the manufacturing capabilities and processes, or secure reliable sources of component supply to meet quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable business. There is also no assurance that FFIE stockholder approval of an authorized share increase will be obtained in a timely manner or at all.

Since August 14, 2022, the Company has obtained commitments from several investors totaling $267.0 million in new convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $171.4 million under these commitments has been funded to date, through which the Company has received $150.4 million (net of original discount and transaction costs). The Company had the right to force the conversion of the warrants underlying the Warrant Reserve, as such term is defined in Note 14, Stockholders’ Equity, in the notes to the Consolidated Financial Statements for the years ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K, for a total exercise price of $20.0 million in cash ($9.4 million of which has been funded to the Company), upon the completion of certain milestones and conditions. The right to force exercise of the Warrant Reserve expired upon the holders exercising their warrants during 2023. In February 2023, Senyun and a purchaser affiliated with ATW Partners LLC exercised 20% of their respective options to purchase additional senior secured notes and SPA Warrants of the Company under the same terms as the Incremental Notes. The Company received aggregated gross proceeds of $18.0 million ($16.2 million net of original issuance discount) in exchange for such issuances. The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments, which have exacerbated the supply chain pressures on FF’s business. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including reducing spending, extending payment cycles and implementing other similar measures. If our ongoing capital raising efforts are unsuccessful or significantly delayed, or if we experience prolonged material adverse trends in our business, our production will be delayed or decreased, and our actual use of cash, production volume and revenue for 2023 will vary from our previously disclosed forecasts, and such variances may be material. While FF is actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise additional capital on terms acceptable to it or at all. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Incremental capital needs beyond March 2023 to fund development of the Company’s remaining product portfolio will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Financing Discussions and New Convertible Note and Warrant Financing,” on November 11, 2022, the Company entered into a SEPA with Yorkville, which provides the Company the sole right, but not the obligation, to direct Yorkville from time to time to purchase up to $200.0 million (“Commitment Amount”) of the Company’s shares of Class A Common Stock (“Commitment Shares”) during the commitment period ending November 11, 2025, at a 3% discount of the VWAP (as defined below) of the shares during the three preceding days of each issuance. The Company has the option to increase the Commitment Amount to up to $350.0 million during the commitment period. On November 23, 2022, the

Company issued 789,016 Commitment Shares in satisfaction of the commitment fee agreed upon in the SEPA. As of the date the Consolidated Financial Statements were issued, the Company has not directed Yorkville to buy any shares of Class A Common Stock. The Company shall not have the ability to draw funds under the SEPA until the effectiveness of its registration statement on Form S-1, initially filed with the SEC on December 8, 2022 (File No. 333-268722), registering the resale by Yorkville of its shares of Class A Common Stock to be issued under the SEPA (including the 789,016 Commitment Shares) and the satisfaction of certain other conditions under the SEPA.

Any purchase would be subject to certain limitations, including that Yorkville shall not purchase any shares that would result in it and its affiliates beneficially owning more than 9.99% of the then outstanding voting power or number of shares of Class A Common Stock or any shares that would exceed 19.99% of all shares of Class A Common Stock and Class B Common Stock of the Company outstanding on the date of the SEPA, unless Company shareholder approval was obtained allowing for issuances in excess of such amount (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including where the average price of all shares of Class A Common Stock equals or exceeds $0.62 per share. On February 28, 2023, the stockholders approved, as is required by the applicable Nasdaq rules and regulations, advances of Class A Common Stock to be issued under the SEPA, including the issuance of any shares in excess of 19.99% of the issued and outstanding shares of Common Stock. The proposal was approved on February 28, 2023.

Despite the access to liquidity resulting from the SEPA when and if it shall become effective, the Warrant Reserve and the unfunded commitments from the SPA, the Company projects that it may require additional funds in order to continue operations and support the ramp-up of production of the FF 91 to generate revenues to put the Company on a path to cash flow break-even. Incremental capital needs beyond March 2023 to fund development of the Company’s remaining product portfolio will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs.

Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,476.6 million as of December 31, 2022. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $991.0 million which it used to settle certain liabilities and the remainder of which management has used to finance the ongoing operations of the business.

The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 9, Related Party Notes Payable and Note 10, Notes Payable), the sale of Preferred and Common Stock (see Note 14, Stockholders’ Equity) and the net proceeds received from the Business Combination and the PIPE Financing (see Note 3, Business Combination) in the notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The Company’s ongoing liquidity needs will depend on the extent to which the Company’s actual costs vary from the Company’s estimates and the Company’s ability to control these costs, as well as the Company’s ability to raise additional funds. The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials, potential impact of the COVID-19 pandemic, and general macroeconomic conditions. Refer to Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a full discussion of the risks. The Company’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties. The Company expects to continue to generate significant operating losses for the foreseeable future. The plans are dependent on the Company being able to continue to raise significant amounts of capital through the issuance of additional notes payable and equity securities.

The Company has evaluated whether there are certain conditions and events, when considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements were issued. Based on its recurring losses from operations since inception and continued cash outflows from operating activities, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that the Consolidated Financial Statements for the years ended December 31, 2022 were issued.

There can be no assurance that the Company will be successful in achieving its strategic plans, that the Company’s future funding raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all or that the Company will be able to satisfy the closing conditions under its financing agreements. If events or circumstances occur such that the Company does not meet its strategic plans, the Company will be required to reduce discretionary spending, alter or scale back vehicle development programs, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures. Any such events would have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives.

Significant Related Party Notes Payable and Notes Payable Facilities

The Company has been significantly funded by notes payable from related parties and third parties. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer. For more information on the outstanding related party notes payable and notes payable as well as the related schedules of maturities, see Note 9, Related Party Notes Payable, and Note 10, Notes Payable, of the notes to the consolidated financial statements included in this Annual Report on From 10-K.

Related party notes payable consists of the following as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Balance as of December 31, 2022	Interest Expense for the Year Ended December 31, 2022	Interest Expense for the Year Ended December 31, 2021
Related party notes - China (1)	December 31, 2023	12.0%	$4,651	$3,879	$3,369
Related party notes – China various other	Due on Demand	—%	3,755	—	—
			$8,406	$3,879	$3,369

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Net Carrying Value at 12/31/21
Related party notes - China	Due on Demand	18.00%	$9,411	$9,411
Related party notes - China various other	Due on Demand	0.00%	4,244	4,244
Total related party notes payable			$13,655	$13,655

Schedule of Principal Maturities of Related Party Notes Payable

The future scheduled principal maturities of related party notes payable as of December 31, 2022 and December 31, 2021 were as follows:

Year ended December 31, 2022

Due on demand	$3,755
2023	4,651
$8,406

Year ended December 31, 2021
Due on demand	$13,655

Notes payable consists of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Twelve Months Ended December 31, 2022
Bridge Notes (4)	October 27, 2028	10%	$36,622	$264	$(10,878)	$26,008	$1,676
Notes payable – China other	Due on Demand	—%	4,997	—	—	4,997	—
Auto loans	October 26, 2026	7%	100	—	—	100	7
			$41,719	$264	$(10,878)	$31,105	$1,683

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value
March 1, 2021 Notes	March 1, 2022	14.00%	$55,000	$7,692	$(5,997)	$56,695
August 26, 2021 Notes	March 1, 2022	14.00%	30,000	1,011	(87)	30,924
June 9, 2021 Note 1 and Note 2	December 9, 2022	—%	40,000	8,503	(9,522)	38,981
August 10, 2021 Optional Notes	February 10, 2023	15.00%	33,917	12,283	(11,518)	34,682
Notes payable - China various other	Due on demand	—%	5,458	—	—	5,458
Notes payable	April 17, 2022	1.00%	193	—	—	193
Auto loans	Various	Various	121	—	—	121
Total notes payable			$164,689	$29,489	$(27,124)	$167,054

Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of December 31, 2022 and December 31, 2021 are as follows:

Year ended December 31, 2022

Due on demand	$4,997
2026	100
2028	36,622
41,719

Years ended December 31, 2021
2022	130,772
2023	33,917
$164,689

Cash Flow Analysis
Presented below is a summary of FF’s cash flows for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2022	2021
Net cash (used in) provided by
Operating activities	$(383,058)	$(339,765)
Investing activities	(123,222)	(95,681)
Financing activities	(6,721)	966,569
Effect of exchange rate changes on cash and restricted cash	1,038	(2,473)
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
Net cash used in operating activities was $383.1 million and $339.8 million for the years ended December 31, 2022 and 2021, respectively. The largest components of FF’s cash used by operating activities during the year ended December 31, 2022 were professional and contracted services totaling $124.6 million, compensation, benefits and related expenses totaling $120.4 million and prepaid insurance totaling $21.7 million. Other movements were related to changes in working capital.

The largest components of FF’s cash used by operating activities during the year ended December 31, 2021 were $90.0 million for wages and compensation related expenses; $50.0 million for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform, the Geely License, owned by Liankong, a subsidiary of Geely Holding; $28.4 million for professional services and for prepayment of software hosting costs. Other movements were related to changes in working capital.
Investing Activities
Net cash used in investing activities was $123.2 million and $95.7 million for the years ended December 31, 2022 and 2021 related to acquisition of property and equipment.
Financing Activities
Net cash used in financing activities was $6.7 million for the year ended December 31, 2022 and net cash provided by financing activities was $966.6 million for the year ended December 31, 2021.

Cash used in financing activities during the year ended December 31, 2022 primarily consists of cash payments of $87.3 million for settling notes payable and accrued interest, $0.5 million for settling related party notes payable and accrued interest, $3.8 million for settling vendor payables in trust, $1.9 million principal pay down for finance lease liabilities, and $0.8 million for repurchase and retirement of Class A Common Stock. These were partially offset by $73.8 million in proceeds from the issuance of notes payable net of original issuance discounts, $9.5 million from the exercise of stock options and $4.2 million in proceeds from the exercise of warrants.
Cash provided from financing activities during the year ended December 31, 2021 primarily consists of $229.6 million in cash proceeds from the issuance of Class A Common Stock, net of $0.2 million redemptions of as a result of the Business Combination, $761.4 million in cash proceeds from the PIPE Financing, $172.0 million in proceeds from the issuance of notes payable net of original issuance discounts, and $10.6 million from the exercise of stock options. These were partially offset by cash payments of $61.1 million for PIPE Financing transaction costs, $48.2 million for settling notes payable and accrued interest, $38.2 million for settling related party notes payable and accrued interest, $27.7 million for settling vendor payables in trust, $23.1 million for Business Combination transaction costs, $3.4 million for debt transaction costs, and $3.2 million for capital lease obligations.

Effect of Exchange Rate Changes on Cash and Restricted Cash
The exchange rates effect on Cash and Restricted Cash was negative for the years ended December 31, 2022 and 2021. The effects of exchange rate changes on cash and restricted cash result from fluctuations on the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Yuan. Fluctuations in exchange rates against the U.S. dollar may positively or negatively affect FF’s operating results. The effect of exchange rate change was a favorable $1.0 million and an unfavorable $2.5 million for the years ended December 31, 2022 and 2021, respectively.
Off-Balance Sheet Arrangements
The Company did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, the Company did not have any off-balance sheet arrangements as of December 31, 2022 and 2021.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities, and the reported amounts of expenses during the reporting period. Management has based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values that are not readily apparent from other sources.
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

Expected volatility — The Company determines the expected volatility by weighing the historical average volatilities of publicly traded industry peers and it own trading history. FF intends to continue to consistently apply this methodology using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s own Class A Common Stock price becomes available, unless circumstances change such that the identified companies are no longer similar to FF, in which case more suitable companies whose stock prices are publicly available would be utilized in the calculation.

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
Fair Value of Ordinary Shares
Prior to the Business Combination, FF was required to estimate the fair value of the ordinary shares underlying FF’s stock-based awards. The fair value of the ordinary shares underlying FF’s stock-based awards had been determined in each case by FF’s Board, with input from management and contemporaneous third-party valuation expert. FF believes that its Board has the relevant experience and expertise to determine the fair value of FF’s ordinary shares. FF’s Board intends all stock options granted to be exercisable at a price per share not less than the fair value per share of the ordinary share underlying those stock options on the date of grant. In the absence of a public market for FF’s ordinary shares, the valuation of FF’s ordinary shares had been determined using a hybrid method, which incorporated a scenario-based method and an option pricing method. The valuation was performed in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.
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
The increase in value between the January 2021 valuation and the April 20, 2021 was due to FF’s progress towards the Business Combination. During the latter half of 2020, FF started contemplating a SPAC merger and began taking the necessary steps to prepare for the Business Combination with PSAC. The necessary steps undertaken to prepare for the Business Combination included meeting with PSAC and investment bankers, discussing timing expectations, and negotiating the preliminary letter of intent between PSAC and FF. As FF’s ongoing negotiations related to the Business Combination reflected an increased likelihood of a near-term exit transaction and/or liquidity event, the valuation of FF’s equity as of the January 2021 valuation and April 2021 valuation took into consideration the indicated equity value implied by the negotiations as well as the uncertainty inherent in the future key milestones including execution of the Merger Agreement and PSAC’s stockholder vote.

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

FF has elected the fair value option for certain related party notes payable and notes payable with embedded derivatives. The fair value of certain related party notes payable and notes payable was determined using a yield method, probability weighted for the likelihood of a liquidity event prior to maturity that would result in the conversion of the notes payable into ordinary shares. The probability of a liquidity event and the derived discount rate are assumptions used to estimate the fair value of FF’s notes payable carried at fair value. For further discussion see Note 8, Fair Value of Financial Instruments in the Notes to FF’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K,

Fair value measurement applies to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring and nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Certain of the related party notes payable and notes payable contain embedded liquidation premiums with conversion rights that represent embedded derivatives whose value is directly related to the fair value of the Common Stock. As the value of the Common Stock increases, the value of these related party notes payable and notes payable increases, and as the value of Common Stock decreases, the value of these related party notes payable and notes payable decrease.

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

The Company has recognized a full valuation allowance as of December 31, 2022 and 2021 since, in the judgment of management given the Company’s history of losses, the realization of these assets was not considered more likely than not. The valuation allowance was $366,349 and $256,413 as of December 31, 2022 and 2021, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary timing differences become deductible.

Recent Accounting Pronouncements
See Note 1 in the sections titled “Recent Accounting Pronouncements” as referred to in FF’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion about our recently adopted accounting pronouncements and the recently issued accounting pronouncements not yet adopted which are determined to be applicable to the Company.
Quantitative and Qualitative Disclosures about Market Risk
FF is exposed to market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact FF’s financial position due to adverse changes in financial market prices and rates. FF’s market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
FF did not have any related party notes payable or notes payable outstanding in which fluctuations in the interest rates would affect FF as of December 31, 2022 and 2021. FF’s related party notes payable and notes payable are fixed rate instruments and are not subject to fluctuations in interest rates. FF did not enter into investments for trading for speculative purposes. FF has not been exposed, nor anticipates being exposed to material risk due to changes in interest rates on existing related party notes payable and notes payable.
As of December 31, 2022 and 2021, FF had cash and restricted cash of $18.5 million and $530.5 million, respectively.
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
Internal Control Over Financial Reporting

FF management identified material weaknesses in FF’s internal control over financial reporting. The material weaknesses in FF’s internal control over financial reporting remained unremediated as of the years ended December 31, 2022 and 2021. See the section titled “Risk Factors — Risks Related to FF’s Business and Industry — Risks Related to FF’s Business and Industry — FF identified material weaknesses in its internal control over financial reporting. If FF is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect FF’s business and share price.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Pursuant to Item 305(e) of Regulation S-K , FF is not required to provide the information required by this Item as it is a “smaller reporting company.”.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Faraday Future Intelligent Electric Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Faraday Future Intelligent Electric Inc. and subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses since inception, has continued cash outflows from operating activities, and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2022.

New York, NY

March 9, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Faraday Future Intelligent Electric Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Faraday Future Intelligent Electric Inc. and its subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for the year ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 (not presented herein). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
May 13, 2022

We served as the Company's auditor from 2018 to 2022.

Faraday Future Intelligent Electric Inc.
Consolidated Balance Sheets
Years Ended December 31, 2022 and 2021
(in thousands, except share and per share data)

	2022	2021
Assets
Current assets
Cash	$16,968	$505,091
Restricted cash	1,546	25,386
Deposits	26,804	63,370
Other current assets	21,087	13,410
Total current assets	66,405	607,257
Property and equipment, net	417,803	293,135
Operating lease right-of-use assets	19,588	—
Other non-current assets	6,492	7,040
Total assets	$510,288	$907,432
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$87,376	$37,773
Accrued expenses and other current liabilities	65,709	87,938
Bridge warrants	95,130	—
Related party accrued interest	—	11,231
Accrued interest	1,864	8,263
Operating leases liabilities, current portion	2,538	—
Finance leases liabilities, current portion	1,364	2,574
Related party notes payable	8,406	13,655
Notes payable, current portion	5,097	132,372
Total current liabilities	267,484	293,806
Finance leases liabilities, less current portion	6,570	7,570
Operating leases liabilities, less current portion	18,044	—
Other liabilities	9,429	3,720
Notes payable, less current portion	26,008	34,682
Total liabilities	327,535	339,778
Commitments and contingencies (Note 13)
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 815,000,000 and 750,000,000 shares authorized; 563,346,216 and 168,693,323 shares issued and outstanding as of December 31, 2022 and 2021, respectively	56	17
Class B Common Stock, $0.0001 par value; 75,000,000 shares authorized; 64,000,588 and no shares issued and outstanding as of December 31, 2022 and 2021, respectively	6	—
Additional paid-in capital	3,655,771	3,482,226
Accumulated other comprehensive income (loss)	3,505	(6,945)
Accumulated deficit	(3,476,585)	(2,907,644)
Total stockholders’ equity	182,753	567,654
Total liabilities and stockholders’ equity	$510,288	$907,432
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2022 and 2021
(in thousands, except share and per share data)

	2022	2021
Operating expenses
Research and development	$311,084	$174,935
Sales and marketing	20,772	17,118
General and administrative	116,437	97,905
Loss on disposal of property and equipment	2,695	64,191
Total operating expenses	450,988	354,149

Loss from operations	(450,988)	(354,149)
Change in fair value measurements	(69,671)	(22,700)
Interest expense	(7,236)	(30,181)
Related party interest expense	(3,879)	(16,663)
Other expense, net	(12,544)	(5,668)
Loss on settlement of related party notes payable, notes payable, and vendor payables in trust, net	(7,690)	(86,904)
Loss before income taxes	(552,008)	(516,265)
Income tax provision	(61)	(240)
Net loss	$(552,069)	$(516,505)

Per share information (Note 17):
Net loss per Common Stock – Class A and Class B – basic and diluted	$(1.50)	$(2.21)
Weighted average Common Stock outstanding – Class A and Class B – basic and diluted	367,254,444	233,390,675

Total comprehensive loss
Net loss	$(552,069)	$(516,505)
Change in foreign currency translation adjustment	10,450	(971)
Total comprehensive loss	$(541,619)	$(517,476)
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2022 and 2021
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	93,099,596	$9	64,000,588	$6	$1,817,760	$(5,974)	$(2,391,139)	$(579,338)
Conversion of The9Conditional Obligation	423,053	—	—	—	2,863	—	—	2,863
Conversion of related party notes payable into Class A Common Stock (Note 9)	22,454,776	2	—	—	294,794	—	—	294,796
Conversion of notes payable into Class A Common Stock (Note 10)	7,688,153	1	—	—	98,374	—	—	98,375
Issuance of Class A Common Stock in the Business Combination, net of transaction costs (Note 3)	27,798,411	3	—	—	170,111	—	—	170,114
Conversion of assumed PSAC convertible and promissory notes payable into Class A Common Stock (Note 9)	80,000	—	—	—	790	—	—	790
Conversion of liabilities into Class A Common Stock in the Business Combination (Note 3)	22,586,392	3	—	—	311,795	—	—	311,798
Conversion of liabilities into the commitment to issue Class A Common Stock in the Business Combination (Note 3)	—	—	—	—	25,877	—	—	25,877
Legacy FF Ordinary Stock exchanged in the Business Combination for a commitment to issue Class A and Class B Common Stock (Note 3)	(87,273,528)	(9)	(64,000,588)	(6)	15	—	—	—
Issuance of Class A Common Stock in the PIPE Financing, net of transaction costs (Note 3)	76,140,000	8	—	—	692,397	—	—	692,405
Settlement of lawsuit with issuance of vested stock options (Note 13)	—	—	—	—	8,459	—	—	8,459
Settlement of accrued rent with issuance of vested stock options	—	—	—	—	951	—	—	951
Vesting of restricted stock award for employee bonus	1,350,970	—	—	—	18,617	—	—	18,617
Stock-based compensation	—	—	—	—	11,345	—	—	11,345
Exercise of stock options	4,388,596	—	—	—	10,587	—	—	10,587
Settlement of receivables through receipt of Class A Common Stock	(43,096)	—	—	—	(105)	—	—	(105)
Issuance of warrants	—	—	—	—	17,596	—	—	17,596
Foreign currency translation adjustment	—	—	—	—	—	(971)	—	(971)
Net loss	—	—	—	—	—	—	(516,505)	(516,505)
Balance as of December 31, 2021	168,693,323	$17	—	$—	$3,482,226	$(6,945)	$(2,907,644)	$567,654
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2022 and 2021
(in thousands, except share data)

	Commitment to Issue Class A Common Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	168,693,323	$17	—	$—	$3,482,226	$(6,945)	$(2,907,644)	$567,654
Reclassification of obligation to issue registered shares of Class A Common Stock upon adoption of ASU 2020-06	—	32,900	—	—	—	—	—	—	(20,265)	(20,265)
Reclassification of deferred gain upon adoption of ASC 842	—	—	—	—	—	—	—	—	3,393	3,393
Conversion of notes payable into Class A Common Stock (Note 10)	—	—	258,910,861	26	—	—	99,455	—		99,481
Class A Common Stock to be delivered for conversion of notes payable (Note 10)	—	—	—	—	—	—	(926)	—	—	(926)
Issuance pursuant to commitment to issue registered shares	—	(32,900)	2,387,500	—	—	—	32,900	—	—	32,900
Stock-based compensation	—	—	—	—	—	—	17,653	—	—	17,653
Chongqing related party note payable restructuring (Note 9)	—	—	—	—	—	—	17,399	—	—	17,399
Exercise of stock options and settlement on restricted stock tax withholding	—	—	4,100,008	—	—	—	9,015	—	—	9,015
Exercise of warrants	—	—	29,102,536	3	—	—	4,226	—	—	4,229
Amended exercise price of ATW NPA warrants (Note 14)	—	—	—	—	—	—	1,238	—	—	1,238
Transfer of private warrants to unaffiliated parties	—	—	—	—	—	—	264	—	—	264
Repurchase and retirement of Class A Common Stock	—	—	(96,759)	—	—	—	(767)	—	—	(767)
Receipt of Class A Common Stock in consideration of exercises of options	—	—	(311,878)	—	—	—	(669)	—	—	(669)
Issuance of shares pursuant to the commitment to issue Class A and Class B Common Stock	—	—	89,152,131	9	64,000,588	6	(15)	—	—	—
Issuance of shares for restricted stock vesting	—	—	11,408,494	1	—	—	(1)	—	—	—
Liability for insufficient authorized shares related to stock options and RSUs			—	—	—	—	(3,977)	—	—	(3,977)
Liability for insufficient authorized shares related to earnout			—	—	—	—	(2,250)	—	—	(2,250)
Foreign currency translation adjustment	—	—	—	—	—	—	—	10,450	—	10,450
Net loss	—	—	—	—	—	—	—	—	(552,069)	(552,069)
Balance as of December 31, 2022	—	$—	563,346,216	$56	64,000,588	$6	$3,655,771	$3,505	$(3,476,585)	$182,753
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2022 and 2021
(in thousands)

	2022	2021
Cash flows from operating activities
Net loss	$(552,069)	$(516,505)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	2,975	2,979
Amortization of operating lease right-of-use assets and intangible assets	2,520	368
Stock-based compensation	17,653	11,345
Vesting of restricted stock awards for employee bonus	—	18,617
Loss on disposal of property and equipment	2,695	64,191
Change in fair value measurement of related party notes payable and notes payable	(25,471)	22,700
Change in fair value measurement of warrant liability	95,130	—
Loss (gain) on foreign exchange	2,484	(845)
Loss (gain) on forgiveness of accounts payable and deposits, net (see Note 5)	5,200	(7,005)
Non-cash interest expense	10,078	41,014
Loss on extinguishment of related party notes payable, notes payable and vendor payables in trust, net	7,690	86,904
Gain on forgiveness of vendor payables in trust	—	(1,731)
Reserve for unrecoverable value added taxes	—	6,404
Other	776	842
Changes in operating assets and liabilities:
Deposits	28,136	(48,503)
Other current and non-current assets	(8,841)	(16,906)
Accounts payable	57,021	(36,625)
Accrued expenses and other current and non-current liabilities	(14,947)	31,824
Operating lease liabilities	(1,620)	—
Accrued interest expense	(12,468)	—
Transfers between vendor payables in trust and accounts payable	—	1,167
Net cash used in operating activities	(383,058)	(339,765)
Cash flows from investing activities
Payments for property and equipment	(123,222)	(95,681)
Net cash used in investing activities	(123,222)	(95,681)
Cash flows from financing activities
Proceeds from notes payable, net of original issuance discount	73,800	172,031
Proceeds from exercise of stock options	9,535	10,587
Payments of notes payable issuance costs	(3,834)	(3,355)
Payments of notes payable, including liquidation premium	(87,279)	(48,210)
Payments of related party notes payable	(517)	(38,217)
Proceeds from exercise of warrants	4,229	—
Repurchase and retirement of Common Stock	(767)	—
Payments of finance lease obligations	(1,888)	—
Payments of capital lease obligations	—	(3,212)
Proceeds from issuance of Class A Common Stock in the Business Combination	—	229,583
Proceeds from issuance of Class A Common Stock pursuant to the PIPE Financing	—	761,400
Transaction costs paid in connection with the Business Combination	—	(23,148)
Transaction costs paid in connection with the PIPE Financing	—	(61,130)
Payments of vendor payables in trust	—	(27,722)
Transfers between vendor payables in trust and accounts payable	—	(1,167)
Proceeds from related party notes payable	—	200
Payments of stock issuance costs	—	(1,071)
Net cash (used in) provided by financing activities	(6,721)	966,569
Effect of exchange rate changes on cash and restricted cash	1,038	(2,473)
Net (decrease) increase in cash and restricted cash	(511,963)	528,650

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Cash Flows — (Continued)
Years Ended December 31, 2022 and 2021
(in thousands)

	2022	2021
Cash and restricted cash, beginning of period	530,477	1,827
Cash and restricted cash, end of period	$18,514	$530,477
The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	2022	2021
Cash	$16,968	$505,091
Restricted cash	1,546	25,386
Total cash and restricted cash, end of period	$18,514	$530,477

Supplemental disclosure of cash flow information
Cash paid for interest	$13,577	$6,317

Supplemental disclosure of noncash investing and financing activities
Recognition of operating ROU assets and lease liabilities as part of the adoption of ASC 842 and for new operating leases entered into during the year ended December 31, 2022	$21,865	$—
Conversion of convertible note to equity	99,481	98,375
Issuance of warrants	9,938	17,596
Additions of property and equipment included in accounts payable and accrued expenses	8,041	863
Troubled debt restructuring accounted for as a capital transaction	17,399	—
Liability for insufficient authorized shares related to stock options and restricted stock units	3,976	—
Liability for insufficient authorized shares related to earnout	2,250	—
Settlement of finance leases with prepaid deposit	709	—
Issuance pursuant to commitment to issue registered shares	32,900	—
Receipt of class A Common Stock in consideration of exercises of options	669	—
Class A Common Stock to be delivered for conversion of notes payable (Note 10)	926	—
Transfer of private warrants to unaffiliated parties	264	—
Conversion of related party notes payable and related party accrued interest into Class A Common Stock	—	294,796
Conversion of assumed convertible and promissory notes payable into Class A Common Stock and Private Warrants	—	1,080
Conversion of The9 Conditional Obligation to Class A Common Stock	—	2,863
Supplemental disclosure of noncash investing and financing activities related to the Business Combination
Exchange of Legacy FF redeemable preference stock for a commitment to issue Class A Common Stock	$—	$859,182
Exchange of Legacy FF convertible preferred stock for a commitment to issue Class B Common Stock	—	697,611
Settlement of notes payable and accrued interest for a commitment to issue Class A Common Stock	—	68,541
Settlement of related party notes payable and related party accrued interest for a commitment to issue Class A Common Stock	—	69,218
Settlement of vendor payables in trust for a commitment to issue Class A Common Stock	—	96,186
Reclassification of deferred transaction costs paid in prior periods against the proceeds received in the Business Combination	—	7,865

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
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and all other entities in which the Company has a controlling financial interest, including the accounts of any Variable Interest Entity (“VIE”) in which the Company has a controlling financial interest and for which it is the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
Foreign Currency
The Company determines the functional and reporting currency of each of its international subsidiaries based on the primary currency in which they operate. The functional currency of the Company’s foreign subsidiaries in China is their local currency, Chinese Yuan (“CYN”). For foreign subsidiaries where the functional currency is their local currency, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, stockholders’ equity (deficit) is translated at the applicable historical exchange rate, and expenses are translated using the average exchange rates during the period. The effect of exchange rate changes resulting from the translation of the foreign subsidiary financial statements is accounted for as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions which affect the reported amounts in the Consolidated Financial Statements.
Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis management evaluates its estimates, including those related to the: (i) realization of tax assets and estimates of tax liabilities; (ii) valuation of equity securities; (iii) recognition and disclosure of contingent liabilities, including litigation reserves; (iv) fair value of related party notes payable and notes payable; (v) fair value of options granted to employees and non-employees; (vi) fair value of warrants, and (vii) incremental borrowing rate used to measure operating lease liabilities. Such estimates often require the selection of appropriate valuation methodologies and financial models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions, financial inputs, or circumstances.
Given the global economic climate, unpredictable nature and unknown duration of the COVID-19 pandemic, estimates are subject to additional volatility. As of the date the Company’s Consolidated Financial Statements were issued, the Company

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
Reclassification of Presentation in the Company’s Consolidated Statements of Cash Flow
Depreciation and amortization of comparative prior period in the Company’s Consolidated Statements of Cash Flows were reclassified to conform with its current presentation of Depreciation and amortization in the Company’s Consolidated Statement of Cash Flows. In the Consolidated Statement of Cash Flows for the year ended December 31, 2021, we have reclassified (1) $0.4 million of amortization of intangibles from Depreciation and amortization to Amortization of operating lease right-of-use assets and intangible assets; and (2) $4.6 million of expenses recognized out of pre-paid software subscriptions related to the Company’s master agreement with Palantir (see Note 5, Deposits and other current assets) and $0.2 million of expenses recognized out of prepaid other noncurrent assets from Depreciation and amortization to Other current and non-current assets. The total cash used in operating activities for the year ended December 31, 2021 is not changed as a result of these reclassifications.
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
The accounting guidance for fair value measurement requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
The amounts capitalized in CIP that are held at vendor sites relate to the completed portion of work-in-progress of tooling, machinery and equipment built based on the Company’s specific needs. The Company may incur storage fees or interest fees related to CIP which are expensed as incurred. CIP is presented within Property and Equipment, net on the Consolidated Balance Sheets.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, consisting primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets (or asset groups) may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to the assets carrying values. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Assets classified as held for sale are also assessed for impairment and such amounts are determined at the lower of the carrying amount or fair value, less costs to sell the asset. No impairment charges were recorded during the years ended December 31, 2022 and 2021. See Note 6, Property and Equipment, Net for a discussion of disposals of Construction in process during the year ended December 31, 2022 and 2021.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees focused on sales and marketing, and direct costs associated with sales and marketing activities. Marketing activities include expenses to introduce the brand and the FF 91 to the market. Advertising costs were immaterial for the years ended December 31, 2022 and 2021.
Stock-Based Compensation
The Company’s stock-based compensation awards consist of stock options and restricted stock units (“RSUs”) granted to employees, directors and non-employees for the purchase of Common Stock. The Company recognizes stock-based compensation expense in accordance with the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards based on the grant date fair values of the awards.
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
Expected volatility — The Company determines the expected volatility by weighing the historical average volatilities of publicly traded industry peers and its own trading history. FF intends to continue to consistently apply this methodology using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s own Class A Common Stock price becomes available, unless circumstances change such that the identified companies are no longer similar to FF, in which case more suitable companies whose stock prices are publicly available would be utilized in the calculation.
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
Fair value of Common Stock — Prior to the close of the Business Combination, there was no public market for Legacy FF’s Class A Ordinary Stock. Therefore, Legacy FF’s Board of Directors determined the fair value of Legacy FF’s Class A Ordinary Stock at the time of the grant of stock options by considering a number of objective and subjective factors. The fair value of the stock was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants titled, “Valuation of Privately Held Company Equity Securities Issued as Compensation”. Legacy FF’s Board of Directors granted stock options with exercise prices equal to the fair value of Legacy FF’s Class A Ordinary

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Stock on the date of grant. After the closing of the Business Combination, the closing price of the Company’s Class A Common Stock on the Nasdaq stock exchange (“Nasdaq”) is used as the fair value of the Common Stock.
Income Taxes
The Company accounts for its income taxes using the asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the basis used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize those tax assets through future operations. The carrying value of deferred tax assets reflects an amount that is more likely than not to be realized. As of December 31, 2022 and 2021, the Company had recorded a full valuation allowance on net deferred tax assets because the Company expects it is more likely than not that the net deferred tax assets will not be realized.
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
The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense. There were no material such interest or penalties for the years ended December 31, 2022 and 2021.
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
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted

In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Reference Rate Reform (Topic 848) (ASU 2022-06). ASU 2022-06 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2022-06 deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. ASU 2022-06 is effective as of December 21, 2022 through December 31, 2024. We continue to evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”), which outlines a comprehensive lease accounting model that supersedes the previous lease guidance. The guidance requires lessees to recognize lease liabilities and corresponding right-of-use (“ROU”) assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard on

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
January 1, 2022 using the modified retrospective basis and recorded operating lease ROU assets of $11.2 million and operating lease liabilities of $11.2 million on that date. As part of this adoption, the Company reclassified the deferred gain related to a previous sale and leaseback of $3.4 million to accumulated deficit. The Company elected to apply the package of practical expedients permitted under the transition guidance within ASC 842 which does not require reassessment of initial direct costs, reassessment of the classification of leases as operating or financing, or reassessment of the definition of a lease (see Note 10, Leases). Finance lease liabilities and related property and equipment assets did not change as a result of the adoption of this standard.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in ASC 470- 20, Debt — Debt with Conversion and Other Options, for convertible instruments. ASU 2020-06 updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. Further, ASU 2020-06 made amendments to the earnings per share guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for the diluted EPS calculation, and no longer allowing the net share settlement method. ASU 2020-06 also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. Adoption of ASU 2020-06 can either be on a modified retrospective or full retrospective basis. The Company adopted the standard on January 1, 2022 on a modified retrospective basis and reclassified the Obligation to issue registered shares of Class A Common Stock of $12.6 million from Accrued expenses and other current liabilities and reclassified $20.3 million from Accumulated deficit to Commitment to issue Class A Common Stock on the Consolidated Balance Sheets.
In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 made amendments to the earnings per share guidance in Topic 260 for an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options. Further, ASU 2021-04 made amendments to the Debt — Modifications and Extinguishments guidance in Topic 470-50. ASU 2021-04 also added references to revised guidance within Topic 505 and 718. Additionally, ASU 2021-04 made additions to Topic 815-40 related to the issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. Adoption of the amendments should be applied prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company adopted ASU 2021-04 as of January 1, 2022, which had an immaterial effect on the Consolidated Financial Statements.
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
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,476.6 million of December 31, 2022. The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 9, Related Party Notes Payable and Note 10, Notes Payable), the sale of Preferred and Common Stock

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
(see Note 14, Stockholders’ Equity), and the net proceeds received from the Business Combination and the PIPE Financing (see Note 3, Business Combination).
The Company has received financing commitments for the funds required for the start of production of the FF 91 assuming timely receipt of funds, but might need to raise additional capital in the event such financing commitments are not received in a timely manner. Based on certain management assumptions, including the timely receipt of approximately $38.4 million to $58.4 million of additional funding, which commitments have been secured as part of the Sixth Amendment, and approval by stockholders of the proposal to increase FFIE’s authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the total authorized shares from 900,000,000 to 1,775,000,000, which approval was obtained during the special meeting of stockholders held on February 28, 2023, timely completion of key equipment installation and commissioning work at the ieFactory California in Hanford, California, suppliers meeting their commitments on program deliverables including parts, the implementation and effectiveness of certain expense reduction and payment delay measures, and timely and successful testing and certification, FF expects to start production on the FF 91 Futurist at the end of March 2023, coming off the line in early April, with deliveries to users anticipated to begin before the end of April 2023. There is no assurance FF will be able to timely receive sufficient funding under existing financing commitments to produce and deliver the FF 91 Futurist on that timeline or at all. If unable to receive sufficient funding, FF will be required to obtain new financing commitments, which may not be available to it under reasonable commercial terms. Further, there cannot be any assurance that FF will be able to secure additional funding, under reasonable commercial terms of at all, develop the manufacturing capabilities and processes, secure reliable sources of component supply to meet quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business. There is also no assurance that FFIE stockholder approval of an authorized share increase will be obtained in a timely manner or at all.
The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments, which have exacerbated the supply chain pressures on FF’s business. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including reducing spending, extending payment cycles and implementing other similar measures. If FF’s ongoing capital raising efforts are unsuccessful or significantly delayed, or if FF experience prolonged material adverse trends in its business, FF’s production will be delayed or decreased, and actual use of cash, production volume and revenue for 2023 will vary from the Company’s previously disclosed forecasts, and such variances may be material. While FF is actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise additional capital on terms acceptable to it or at all. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Incremental capital needs beyond March 2023 to fund development of the Company’s remaining product portfolio will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.
As part of the SPA, as amended (as defined in Note 10, Notes Payable), the Company has obtained commitments from several investors totaling $267.0 million in new convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $171.4 million under these commitments has been funded to date, through which the Company has received $150.4 million (net of original discount and transaction costs). The right to force exercise of the Warrant Reserve expired upon the holders exercising their warrants during 2023. In February 2023, Senyun and a purchaser affiliated with ATW Partners LLC exercised 20% of their respective options to purchase additional senior secured notes and SPA Warrants of the Company under the same terms as the Incremental Notes. The Company received aggregated gross proceeds of $18.0 million ($16.2 million net of original issuance discount and transaction costs) in exchange for such issuances.
On November 11, 2022, FF entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), which is an affiliate of Yorkville Advisors. Under terms of the SEPA, FF has the right, but not the obligation, to sell up to $200.0 million (which can be increased up to $350.0 million under FF’s option) of Class A Common Stock to an affiliate of Yorkville Advisors, subject to certain limitations, at the time of the Company choosing during the three year term of the agreement. The Company shall not have the ability to draw funds under the SEPA until the effectiveness of its registration statement on Form S-1, initially filed with the SEC on December 8, 2022 (File No. 333- 268722), registering the resale by Yorkville of its shares of Class A Common Stock to be issued under the SEPA (including the 789,016 Commitment Shares) and the satisfaction of certain other conditions under the SEPA.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Despite the access to liquidity resulting from the SEPA when and if it shall become effective and the unfunded commitments from the SPA, the Company projects that it may require additional funds in order to continue operations and support the ramp-up of production of the FF 91 to generate revenues to put the Company on a path to cash flow break-even. Incremental capital needs beyond March 2023 to fund operations and the development of the Company’s remaining product portfolio and to ramp up production will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs.
The Company’s ongoing liquidity needs will depend on the extent to which the Company’s actual costs vary from the Company’s estimates and the Company’s ability to control these costs, as well as the Company’s ability to raise additional funds. The Company is exploring various funding and financing alternatives to fund its ongoing operations and to ramp up production after start of production, including equipment leasing, construction financing of the Hanford, California manufacturing facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time.
The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials and other potential impact of the COVID-19 pandemic. Refer to the section titled, “Risk Factors” in this Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic. The Company’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties.
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
As of December 31, 2022, the Company was in default on the Bridge Notes. Subsequent to the date of the Consolidated Financial Statements, the holders of the Bridge Notes waived the default.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
On the Closing Date, and in accordance with the terms and conditions of the Merger Agreement, all issued and outstanding Legacy FF Ordinary Stock and Convertible Preferred Stock were cancelled and converted into the holder’s right to receive shares of the Company’s Common Stock at the exchange ratio of 0.14130 (“Exchange Ratio”). Gross proceeds from the PSAC trust account were $229.6 million, out of which the Company received $206.4 million in cash, after netting PSAC’s transaction costs related to the Business Combination, and redemptions of $0.2 million. Each non-redeemed outstanding share of Common Stock of PSAC was converted into one share of Class A Common Stock of the Company. The shares of Legacy FF held by Legacy FF shareholders were converted into the right to receive 127,949,403 shares of the Company’s Class A Common Stock and 64,000,588 shares of the Company’s Class B Common Stock. The conversion of the right to receive shares in the Company into Class A Common Stock or Class B Common Stock is subject to the shareholders executing and delivering certain customary documents to the Company’s transfer agent (see Note 14, Stockholders Equity (deficit)).
Commitment to Issue Class A and Class B Common Stock
As part of the Closing of the Business Combination, former stockholders and noteholders of Legacy FF are required to submit a signed Company share letter of transmittal or converting debt letter of transmittal along with a lock-up agreement to the Company’s transfer agent in order for shares of the Company to be issued in their name in exchange for their shares in, notes from, vendor trust or other supplier agreements with, Legacy FF. As of December 31, 2021, the Company’s transfer agent issued 167,280,677 legally outstanding shares of Class A Common Stock out of 320,433,395 shares of Class A and Class B Common Stock the Company is obligated to issue as part of the Business Combination, including the conversion of certain notes payable, related party notes payable and Vendor Trust obligations which the Company determined were legally settled upon the Closing pursuant to the terms of the agreements executed with those parties. Until the holder of the right to receive shares of the Company’s Class A and Class B Common Stock is issued shares, that holder does not have any of the rights of a stockholder. During the year ended December 31, 2022, the Company issued 89,152,131 shares of Class A Common Stock and 64,000,588 shares of Class B Common Stock in full satisfaction of its commitment to issue Class A and Class B Common Stock..
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
Earnout Shares

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
The Company recognized the Earnout Shares at fair value upon the closing of the Business Combination and classified them in Stockholders’ Equity (Deficit) since the Earnout Shares were determined to be indexed to the Company’s own stock and meet the requirements for equity classification in accordance with ASC 815-40. The Company treated the issuance of the Earnout Shares as a deemed dividend as the Business Combination was accounted for as a reverse recapitalization. Since it had a deficit of retained earnings, the Company recorded the issuance of the Earnout Shares in additional paid-in capital (“APIC”), where it had a net-nil impact on the APIC balance. The Company determined that the fair value of the Earnout Shares at the Closing Date was $293.9 million based on a valuation using a Monte Carlo simulation with key inputs and assumptions such as stock price, term, dividend yield, risk-free rate, and volatility.
Public and Private Warrants
In connection with the Business Combination, the Company assumed 22,977,568 public warrants (“Public Warrants”) and 594,551 private warrants (“Private Warrants”) previously issued by PSAC, each with an exercise price of $11.50 per share. The Public Warrants and the Private Warrants are exercisable into Class A Common Stock within a period of five years from the Closing Date. The Company determined that the Public Warrants were indexed to its own stock and met the requirements for equity classification in accordance with ASC 815-40. The Company determined that the Private Warrants failed to meet the equity scope exception because the settlement provisions vary based on the holder of the warrant, which is not an input into a fixed-for-fixed option pricing model. The Company recorded the Private Warrants as a derivative liability measured at fair value within Other Liabilities, less Current Portion on the Consolidated Balance Sheets. The fair value of the Private Warrants was $2.2 million upon the Closing of the Business Combination. As of December 31, 2022 and 2021, The fair value of the Private Warrants was $0.1 million and $0.6 million, respectively.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The net assets of PSAC, as well as assumed transaction costs related to the Business Combination, were recognized at their carrying value immediately prior to the Closing Date with no goodwill or other intangible assets recorded and were as follows, net of transaction costs (dollars in thousands):

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
Pursuant to the terms of the Merger Agreement, immediately prior to the Closing, all of the issued and outstanding Class B Convertible Preferred Stock held by FF Top Holding LLC (which, as of February 2023, changed its name to FF Global Partners Investment LLC) (“FF Top”) converted into Legacy FF Class B Ordinary Stock at a ratio of 1:1. Upon the consummation of the merger, these shares were cancelled and converted into the holder’s right to receive 64,000,588 shares of Class B Common Stock using the Exchange Ratio. Similarly, immediately prior to the Closing, all other outstanding shares of Legacy FF converted into Legacy FF Class A Ordinary Stock at a ratio of 1:1. Upon the consummation of the merger, these shares were cancelled and converted into the holder’s right to receive 127,949,403 shares of Class A Common Stock using the Exchange Ratio. Each of the Company’s options that were outstanding immediately prior to the closing of the Business Combination remained outstanding and converted into the right to purchase Class A Common Stock equal to the number of original Legacy FF’s Ordinary Stock, subject to such options, multiplied by the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such option divided by the Exchange Ratio for aggregate outstanding options of 42,193,512 under the EI Plan and the STI Plan (defined under Note 15, Stock-Based Compensation) as of the Closing. The outstanding warrants issued to a U.S.-based investment firm were adjusted to increase the shares allowed to be purchased to 2,687,083 shares of Class A Common Stock at an exercise price of $10.00 per share, in accordance with a down-round provision included in the warrant agreements (see Note 10, Notes Payable). The aggregate amount of shares of Class A Common Stock issuable upon exercise of these outstanding options and warrants is 44,880,595.
PIPE Financing
Concurrently with the execution of the Merger Agreement, the Company entered into separate Subscription Agreements with a number of investors (“PIPE Investors”) pursuant to which, on the Closing Date, the PIPE Investors purchased, and the Company issued, an aggregate of 76,140,000 shares of Class A Common Stock, for a purchase price of $10.00 per share with an aggregate purchase price of $761.4 million (“PIPE Financing”). Shares sold and issued in the PIPE Financing included registration rights. The closing of the Private Placement occurred immediately prior to the Closing Date.
Settlement of Liabilities and Commitment to Issue Shares
In conjunction with the closing of the Business Combination, the Company paid $139.6 million in cash and committed to issue 24,464,994 shares of Class A Common Stock at a value of $10.00 per share to settle liabilities of the Company and to compensate current and former employees, including: (i) notes payable principal amounts of $85.2 million and accrued interest of $7.4 million; (ii) related party notes payable principal amounts of $91.4 million and accrued interest of $13.6 million; (iii) interests in the Vendor Trust of $124.7 million, including payables of $103.0 million and purchase orders in the amount of $8.4 million related to goods and services yet to be received, and accrued interest thereon of $13.3 million; (iv) $19.8 million of amounts due to vendors; and (v) $9.6 million to current and former employees as a bonus. In addition, the Company issued 1,350,970 restricted stock awards, net of forfeitures, to current employees as a bonus (see Note 15, Stock-Based Compensation).

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
In connection with the Business Combination, the Company converted certain related party notes payable, notes payable, and beneficial interests in the Vendor Trust into the right to receive Class A Common Stock at $10.00 per share which was below the fair value of the Class A Common Stock on the date of conversion. The conversion resulted in the Company recording a loss upon settlement of the related party notes payable, notes payables, Vendor Trust, and amounts due to vendors (including accrued interest thereon) of $94.7 million in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.
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

* The corresponding adjustment to APIC relates to the reverse recapitalization. The adjustment is comprised of (i) $170.1 million which represents the fair value of the consideration transferred in the Business Combination, less the excess of the fair value of the shares issued over the value of the net monetary assets of PSAC, net of transaction costs related to the business combination (ii) $1,815.6 million which represents the conversion of the Redeemable Preference Stock and Convertible Preferred Stock into Ordinary Stock and, (iii) $0.8 million to settle an aggregate principal amount of related party convertible notes of PSAC into Class A Common Stock.
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
Subsequent to the closing of the Business Combination, the Company issued 80,000 shares of Class A Common Stock and 80,000 Private Warrants to settle related party notes of PSAC with an aggregate principal amount of $0.8 million (see Note 9, Related Party Notes Payable).
Reconciliation of transaction costs
Total direct and incremental transaction costs aggregated to $125.9 million, of which $0.9 million were expensed and the remaining $125.0 million were recorded as a reduction to APIC as equity transaction costs.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Below is a reconciliation of the transaction costs related to the Business Combination and the PIPE Financing that were recorded as a reduction to APIC as equity transaction costs (dollars in thousands):

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
Retroactive Application of Reverse Recapitalization to the Consolidated Statements of Stockholders’ Equity (Deficit)
Pursuant to the terms of the Merger Agreement, as part of the closing of the Business Combination, all of the issued and outstanding shares of Class B Convertible Preferred Stock of Legacy FF and all other issued and outstanding shares of Legacy FF Redeemable Preference Stock and Class A-1, Class A-2, and Class A-3 Convertible Preferred Stock and Class A and Class B Ordinary Stock converted into either Legacy FF Class B Ordinary Stock or Legacy FF Class A Ordinary Stock in an amount calculated by dividing them by the Exchange Ratio into a commitment to issue 64,000,588 shares of Class B Common Stock and a commitment to issue 127,949,403 shares of Class A Common Stock.

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
Retroactive Application of Reverse Recapitalization to the Consolidated Statements of Operations and Comprehensive Loss
Based on the retroactive application of the reverse recapitalization to the Company’s Consolidated Statements of Stockholders’ Equity (Deficit), the Company recalculated the weighted average shares for the year ended December 31, 2021. The redeemable preference stock and convertible preferred stock was converted to Legacy FF Ordinary Stock as of December 31, 2020, and combined with the basic and diluted weighted-average Legacy FF Ordinary Stock which was retroactively converted to the Company’s Class A Common Stock using the Exchange Ratio to conform to the recast Consolidated Statements of Stockholders’ Equity (Deficit) (see Note 17, Net Loss per Share).
Retroactive Application of Reverse Recapitalization to the Consolidated Balance Sheets
To conform to the retroactive application of recapitalization of the Company’s Consolidated Statements of Stockholders’ Equity (Deficit), the Company reclassified $724.8 million of Legacy FF Redeemable Preference Stock and $697.6 million of Legacy FF Class B Convertible Preferred Stock to APIC, less amounts attributable to the par value of the Common Stock as of December 31, 2020. Pursuant to the terms of the Merger Agreement, as part of the closing of the Business Combination, the Company reclassified Convertible Preferred Stock Classes A-1, A-2, and A-3 in the amounts of $119.0 million, $271.9 million and $2.2 million, respectively, to APIC less amounts attributable to the par value of Class A Common Stock.
4.Variable Interest Entities and Joint Ventures
The The9 Arrangement
On March 24, 2019, the Company entered into a Joint Venture Agreement (“JVA”) with The9 Limited (“The9”). Pursuant to the JVA, the Company and The9 agreed to establish an equity joint venture in Hong Kong, which would in turn establish a wholly-owned subsidiary in China, intended to engage in the business of manufacturing, marketing, selling and distributing the planned Faraday Future Icon V9 model electric vehicle in China. The Company and The9 would each be 50% owners of the joint venture. The9 made a $5.0 million non-refundable initial deposit (“The9 Conditional Obligation”) to the Company to participate in the joint venture. The9 had the right to convert the initial deposit into various classes of stock in the Company. For accounting purposes, the deposit is a financial instrument that embodies a conditional obligation that the issuer may settle by issuing a variable number of shares. The9 Conditional Obligation was measured at fair value, was remeasured at each reporting period, and represented a Level 3 financial instrument under the fair value hierarchy (see Note 8, Fair Value of

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Financial Instruments). On November 22, 2020, the parties entered into an agreement to convert the initial deposit into 423,053 shares of Class A Common Stock of the Company, which were issued on February 23, 2021. Neither the Company nor The9 have made contributions to the joint venture as of December 31, 2022 and 2021, and it has yet to commence business activities.
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
On September 7, 2021, the Company paid Liankong Technologies Co., Ltd. (“Liankong”), a subsidiary of Geely Holding, which was also a subscriber in the PIPE Financing, in accordance with the Intellectual Property License Agreement dated January 11, 2021, as supplemented on September 7, 2021, a one-time amount of $50.0 million for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform, the Geely License. The Geely platform is an electric automotive chassis that the Company plans to use in the development of future electric vehicle models. As the Company intends to use the license in the design, construction, and testing of pre-production prototypes and models of future electric vehicles and the license has no alternative future use, the total cost to acquire the license has been expensed as incurred as research and development within operating expenses in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.
5.Deposits and Other Current Assets
Deposits and other current assets consists of the following as of December 31 (dollars in thousands):

	2022	2021
Deposits
Deposits for research and development, prototype parts and other	$23,617	$54,990
Deposits for Future Work	3,187	8,380
Total deposits	$26,804	$63,370

Other current assets
Prepaid expenses	$14,437	$11,119
Other current assets	6,650	2,291
Total other current assets	$21,087	$13,410

During the years ended December 31, 2022 and 2021, the Company made deposits for R&D services, prototype parts, and other with its vendors, which support the Company’s ongoing R&D efforts and operations. The Company expenses deposits as the services are provided and prototype parts are received. As a result of the settlement of interests in the Vendor Trust, certain suppliers to the Company were issued Class A Common Stock and cash for goods and services yet to be received (“Future Work”) which was recorded as part of deposits. As a result of the suspension of projects with specific suppliers, Deposits for Future Work were expensed totaling $5.2 million for the year ended December 31, 2022. No goods and services were received against Future Work as of December 31, 2022 and 2021 (see Note 11, Vendor Payables in Trust).
In July 2021, the Company and Palantir entered into a master agreement that sets forth the terms of the Palantir’s platform hosting arrangement which is expected to be used as a central operating system for data and analytics. Palantir invested $25.0 million in the Company through the PIPE Financing. Under the platform hosting agreement, the Company

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
committed to pay a total of $47.0 million of hosting fees over a six-year term, of which $5.3 million was paid during the year ended December 31, 2021. No payments were made in 2022 with respect to this agreement. Recognized expense related to the Palantir hosting arrangement totaled $7.9 million and $4.6 million for the years ended December 31, 2022 and 2021, respectively. Other prepaid software subscriptions totaled $4.1 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.
In July 2022, the Company entered into an annual insurance policy for its directors and officers (“D&O Policy”), which required it to make prepayments in the amounts of $21.7 million. Recognized expense related to the D&O Policy totaled $14.5 million for the year ended December 31, 2022.
6.Property and Equipment, Net
Property and equipment, net, consists of the following as of December 31 (dollars in thousands):

	2022	2021
Buildings	$19,395	$14,180
Computer hardware	3,112	3,051
Tooling, machinery and equipment	9,542	8,868
Vehicles	337	337
Computer software	4,212	1,032
Leasehold improvements	383	297
Construction in process	392,935	275,048
Less: Accumulated depreciation	(12,113)	(9,678)
Total property and equipment, net	$417,803	$293,135
The Company’s construction in process (“CIP”) is primarily related to the construction of tooling, machinery and equipment for the Company’s production facility in Hanford, California. Tooling, machinery, and equipment are either held at Company facilities, primarily the Hanford plant, or at the vendor’s location until the tooling, machinery and equipment is completed. Of the $392.9 million and $275.0 million of CIP, $195.7 million and $43.5 million is held at Company facilities and $197.2 million and $231.6 million is held at vendor locations as of December 31, 2022 and 2021, respectively.
Depreciation and amortization expense totaled $3.0 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively.
On October 29, 2021, the purchase option for the HQ Gardena headquarters expired. Accordingly, the Company removed from its Consolidated Balance Sheets the HQ asset, net and finance obligation in the amounts of $25.4 million and $28.9 million, respectively, resulting in a gain of $3.5 million. The Company recognized the gain using the installment method, deferring the gain and recognizing it over the remaining lease term of five years by applying the percentage of profit inherent in the transaction to the remaining lease payments.
A total of $14.2 million has been recorded within property and equipment as of December 31, 2022 for finance leases and capital leases as of December 31, 2021, respectively. The Company terminated two equipment leases during December 2022 resulting in a loss of $0.3 million. At December 31, 2022, the Company has a finance lease for its ieFactory California production facility in Hanford.
Due to the build out of the Company’s manufacturing facility in Hanford, California, the Company has an asset retirement obligation (“ARO”) totaling $9.4 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively. The ARO is recorded to Other liability, less current portion with a corresponding ARO asset within Buildings and Tooling, machinery, and equipment. The ARO asset is depreciated to operating expense over the remaining term of the lease through December 2027.

During 2022 and 2021, the Company disposed of $9.6 million and $72.1 million of CIP relating to the abandonment of certain FF 91 program assets, primarily vendor tooling, machinery and equipment, due to the redesign of the related FF 91

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
components and implementation of the Company’s cost reduction program. Disposals of CIP of $3.7 million and $64.2 million were charged to operating expenses in the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2022 and 2021, respectively. In addition, there were disposals of CIP of $5.9 million and $7.9 million for the years ended December 31, 2022 and 2021, which reduced Accounts payable in the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.
7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following as of December 31 (dollars in thousands):

	2022	2021
Accrued payroll and benefits	$20,502	$21,752
Accrued legal contingencies	18,940	16,881
Equipment, engineering, design, and testing services received not invoiced	9,443	13,863
Deposits from customers	3,573	4,354
Due to affiliates	—	6,673
Obligation to issue registered shares of Class A Common Stock	—	12,635
Other current liabilities	13,251	11,780
Total accrued expenses and other current liabilities	$65,709	$87,938
8.Fair Value of Financial Instruments

Cash Equivalents

The fair value of the Company’s money market funds is based on the closing price of these assets as of the reporting date, which are included in cash equivalents. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The Company had no cash equivalents at December 31, 2022 and 2021.

Notes Payable
The Company has elected to measure certain notes payable at fair value. Specifically, the Optional Notes and the June 2021 Notes (as defined below), issued pursuant to the Note Purchase Agreement (“NPA”), and the Bridge Notes (as defined below), issued pursuant to the SPA (as defined below), as amended as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 10, Notes Payable). The Company used a binomial lattice model to value the notes payable which is widely used for valuing convertible notes. The significant assumptions used in the binomial lattice model include the risk-free rate, annual dividend yield, expected life, and volatility of the Company's stock.
For notes payable issued on March 1, 2021, and August 26, 2021, and other remaining notes payable and related party notes payable, the Company employed the yield method. This valuation method uses a discounted cash flow analysis, estimating the expected cash flows for the debt instrument in different scenarios and then discounting them at the market yield. The significant unobservable input used in the fair value measurement is the market yield. The market yield is determined using external market yield data, including yields exhibited by publicly traded bonds by S&P credit rating as well as the borrowing rates of guideline public companies. The yield is affected by the market movements in credit spreads and bond yields. In general, increases in the yield would decrease the fair value of the liability, and conversely, decreases in the yield would increase the fair value of the liability.
The fair value adjustments related to notes payables were recorded in Change in Fair Value Measurements on the Consolidated Statements of Operations and Comprehensive Loss. Fair value measurements associated with Notes Payable liabilities represent Level 3 valuations under the fair value hierarchy.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Bridge Warrants
The Company used a Monte Carlo simulation model to measure the fair value of the warrants, where the significant assumptions used the volatility rate, the forecasted term of the Bridge Warrants and the projected stock price of the Company’s Class A Common Stock over such term. Fair value measurements associated with the liability-classified warrants represent Level 3 valuations under the fair value hierarchy.

Ares Warrants
In conjunction with notes payable agreements entered into with Ares Capital Corporation (“Ares”) on March 1, 2021 (see Note 10, Notes Payable), the Company agreed to issue warrants to purchase a variable number of the Company’s shares (“Ares Warrants”). The commitment to issue the Ares Warrants initially met the definition of a derivative and did not meet the equity scope exception in ASC 815-40 as the warrants were not considered indexed to the entity’s own equity given the variable number of underlying shares and exercise prices, and the fair value was recorded as a liability. The Company determined the commitment to issue warrants was a liability as of March 1, 2021, and estimated the fair value of the warrants to be $5.0 million. Upon issuance of the Ares Warrants on August 5, 2021, the number of shares underlying the Ares Warrants and exercise price were fixed at 670,092 and $10.00 per share, respectively, and the Ares Warrants met all other requirements of the equity scope exception under ASC 815-40. The issuance of the warrants satisfied the commitment to issue warrants. As such, the Ares Warrants were determined to be equity classified and were recorded in APIC. The Company determined that the fair value of the Ares Warrants as of August 5, 2021 was $2.5 million.
The Company used the Black-Scholes option pricing model to value the Ares Warrants. The Black-Scholes model requires the use of several assumptions including, the exercise price of the warrant, the term over which the warrants can be exercised, the risk-free rate, the underlying stock price, and the volatility of the underlying stock price.
ATW NPA Warrants
In conjunction with notes payable issued under the NPA (see Note 10, Notes Payable), on various dates in September 2020, January 2021 and March 2021, the Company issued warrants to a US-based investment firm to purchase an aggregate of 1,187,083 shares of Class A Common Stock with exercise price of $10.00 per share and expiration dates 7 years from the dates of issuance, which were adjusted for down-round provisions in the original warrant agreements. The fair value of the warrants was recorded in APIC because the warrants met the derivative accounting scope exception in ASC 815-40 for certain contracts involving an entity’s own stock. The Company estimated the fair value of warrants issued in January 2021 and March 2021 to be $2.0 million and the fair value of the warrants issued in September 2020 to be $0.5 million, which were included in APIC on the Consolidated Balance Sheets. The Company utilized the Black-Scholes valuation model to value the September 2020, January 2021, and March 2021 warrants. The Black-Scholes model requires the use of several assumptions including the warrant exercise price, the term of the warrants, the risk-free rate, the underlying stock price, and the volatility of the underlying stock price. On August 10, 2021, these warrants were replaced with the issuance of warrants with the rights to purchase 1,187,083 shares of Class A Common Stock at an exercise price of $10.00 per share and with the same expiration dates as the previous warrants. The number of shares and exercise prices were adjusted for down-round provisions in the original warrant agreements.
In conjunction with the issuance of additional notes payable to the same US-based investment firm on June 9, 2021 (see Note 10, Notes Payable), the Company issued warrants to purchase up to 1,500,000 shares of Class A Common Stock with an exercise price of $10.00 per share and an expiration date 7 years from the date of issuance, which were adjusted for down-round provisions in the original warrant agreements. The Company determined the warrants are indexed to the Company’s own stock and, as such, meet the scope exception in accordance with ASC 815-40. Upon their issuance, the Company estimated the fair value of the warrants to be $5.1 million, which is recorded in APIC on the Consolidated Balance Sheets as of December 31, 2021. The Company utilized the Black-Scholes valuation model to value the warrants.
In conjunction with the issuance of the Optional Notes on August 10, 2021 (see Note 10, Notes Payable), the Company issued warrants to purchase up to 1,187,083 shares of Class A Common Stock with an exercise price of $10.00 per share and an expiration date of August 10, 2028. The fair value of the warrants was recorded in equity because the warrants meet the derivative accounting scope exception in ASC 815-40 for certain contracts involving an entity’s own stock. The Company estimated the fair value of the warrants to be $8.0 million, which is included in APIC on the Consolidated Balance Sheets as of December 31, 2021. The Company utilized a Black-Scholes valuation model to value the August 10, 2021 warrants. The Black-

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Scholes model requires the use of several assumptions including the warrant exercise price, the term of the warrants, the risk-free rate, the underlying stock price, and the volatility of the underlying stock price.

SEPA

On November 23, 2022, the Company issued 789,016 Commitment Shares in satisfaction of the commitment fee agreed upon in the SEPA. During the year ended December 31, 2022 and as of the date of issuing the Consolidated Financial Statements, the Company did not direct Yorkville to buy any shares of Class A Common Stock. The Company determined that SEPA represents a derivative financial instrument under ASC 815, Derivatives and Hedging, which should be recorded at fair value at inception and each reporting date thereafter. The financial instrument was classified as a derivative asset with a fair value of zero at the inception of the SEPA and as of December 31, 2022.
Commitment to Issue Class A Common Stock
PSAC entered into a transaction services agreement, dated as of October 13, 2020 (and amended on October 28, 2020), pursuant to which Riverside Management Group (“RMG”) provided consulting and advisory services in connection with the Business Combination in exchange for (i) $10,000 in cash from PSAC at the closing of the Business Combination, (ii) 1,697,500 unregistered shares of Class A Common Stock with an equal amount of shares of common stock in PSAC being forfeited by the PSAC Sponsor for no consideration immediately prior to the Closing, and (iii) 690,000 unregistered shares of Class A Common Stock issued by the Company in conjunction with the closing of the Business Combination having a value equal to $6.9 million and an attributed value of $10.00 per share.
On July 18, 2021, the Company entered into an omnibus transaction services fee agreement and acknowledgement (“Agreement and Acknowledgement”) with RMG. Pursuant to the Agreement and Acknowledgement, the Company will issue 2,387,500 registered shares of Class A Common Stock to the parties upon effectiveness of the registration statement covering these shares. As of December 31, 2021, the Company’s registration statement was not effective.
Upon the closing of the Business Combination, the Company assumed an obligation of PSAC to deliver 2,387,500 registered shares of Class A Common Stock to an entity that provided consulting and advisory services in connection with the Business Combination to PSAC for no consideration.
Prior to the adoption of ASU 2020-06 on January 1, 2022, the agreement with the service provider specified that the shares to be delivered are required to be registered, which is considered to be outside of the control of the Company, and therefore this obligation failed to qualify for equity treatment under ASC 815-40-25-10, and net cash settlement was assumed.
As a result, in conjunction with recording the assets and liabilities of PSAC on the closing of the Business Combination, the Company recorded a liability of $32.9 million for the Obligation to issue registered shares of Class A Common Stock in the Consolidated Balance Sheets during the year ended December 31, 2021. As of December 31, 2021, the fair value of the liability was $12.6 million resulting in a gain of $20.3 million recorded in the Change in fair value measurements in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
of ASU 2020-06, reclassified the Obligation to issue registered shares of Class A Common Stock from liabilities to the Commitment to issue Class A Common Stock within temporary equity.
On July 21, 2022, the Company amended its agreement with the service provider and delivered 2,387,500 unregistered shares of Class A Common Stock in satisfaction of its obligation. Upon its settlement, the carrying amount of the commitment equaled its initial carrying amount, therefore the Company classified the entire commitment to issue Class A Common Stock to APIC in the amount of $32.9 million.
Public and Private Warrants
Upon the Closing of the Business Combination, the Company assumed 22,977,568 Public Warrants and 594,551 Private Warrants from PSAC. The Company also issued 80,000 Private Warrants to settle related party notes of PSAC (see Note 3, Business Combination). The Public Warrants are indexed to the Company’s own stock and, as such, meet the scope exception in accordance with ASC 815-40 to be classified in equity. The Private Warrants are classified as liabilities and the fair value is included in Other Liabilities, Less Current Portion on the Consolidated Balance Sheets. The Company valued the Private Warrants using a binomial lattice model. Inherent in a binomial lattice model are assumptions related to risk free rate, annual dividend yield, expected warrant life, and volatility of the Company's stock. The Company estimated the fair value of the Private Warrants to be $2.2 million upon their assumption from PSAC on July 21, 2021 and $0.1 million and $0.6 million as of December 31, 2022 and 2021, respectively. Changes in the fair value of the Private Warrants are recorded in Change in Fair Value Measurements in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
Fair value measurements associated with the Private Warrants liabilities represent Level 3 valuations under the fair value hierarchy.

Transfer of Private Warrants to Unaffiliated Third Parties

In the year ended December 31, 2022 PSAC Sponsor transferred a total 563,420 Private Warrants to unaffiliated third-party purchasers on the open market. No transfers were made during the year ended December 31, 2021. Upon such transfer, the transferred warrants became subject to identical terms to the Public Warrants underlying the units offered in the initial public offering of PSAC. Therefore, upon their transfer the Company classified the warrants to APIC at their fair value of $0.6 million and $0.0 million, respectively for the years ending December 31, 2022 and 2021.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy (dollars in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$—	$—	$26,008
Private warrants	—	—	52
Bridge warrants	—	—	95,130

	December 31, 2021
	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$—	$—	$161,282
Private warrants	—	—	642
Obligation to issue registered shares of Class A Common Stock	—	—	12,635
The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, and accounts payable approximate fair value because of their short-term nature or contractually defined value.
The following table summarizes financial instruments carried at fair value for the year ended December 31, 2022 (dollars in thousands):

	Bridge Warrants	Notes Payable, Ares	Notes Payable, Bridge	Notes Payable, ATW NPA	Private Warrants	Obligation to issue Registered Shares of Class A Common Stock
Balance as of December 31, 2021	$—	$87,619	$—	$73,663	$642	$12,635
Additions (1)	9,938	—	82,000	—	—	—
Payment of transaction costs	—	—	(3,834)	—	—	—
Changes in fair value measurements	85,192	(554)	(20,874)	(5,466)	(326)	—
Payments of notes payable	—	(87,065)	—	—	—	—
Conversions of notes to Common Stock	—	—	(31,284)	(68,197)	—	—
Reclassification of Private Warrants to Public Warrants	—	—	—	—	(264)	—
Reclassification of obligation to issue registered shares upon adoption of ASC 2020-06	—	—	—		—	(12,635)
Balance as of December 31, 2022	$95,130	$—	$26,008	$—	$52	$—

(1) Additions during the year ended December 31, 2022 included non-cash conversion of $9.9 million Bridge warrants, which was charged to Change in fair value measurements in the Consolidated Statements of Operations for the year ended December 31, 2022, and cash contribution of $82.0 million to note payable, which was reduced by the original issuance discount of $8.2 million, resulting in a net cash contribution of $73.8 million.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The following table summarizes financial instruments carried at fair value (dollars in thousands) for the year ended December 31, 2021:

	Related Party Notes Payable at Fair Value	Notes Payable at Fair Value	The9 Conditional Obligation	Private Warrants	Obligation to issue Registered Shares of Class A Common Stock
Balance as of December 31, 2020	$32,949	$59,742	$1,128	$—	$—
Proceeds, net of original issuance discount	—	171,929	—	—	—
Original issue discount (1)	—	11,860	—	—	—
Proceeds allocated to equity classified warrants	—	(17,596)	—	—	—
Issuance of warrant liabilities	—	—	—	290	—
Transaction costs and consent fees charged to interest expense	—	5,022	—	—	—
Private warrant liability and obligation to issue registered shares assumed in Business Combination	—	—	—	2,152	32,900
Changes in fair value measurements	163	31,008	1,735	(1,800)	(20,265)
Repayment of principal and liquidation premium	(27,593)	(48,210)	—	—	—
Conversion of principal and liquidation premium to equity	(5,519)	(52,473)	(2,863)	—	—
Reclassification of warrant liability to equity	—	—	—	—	—
Balance as of December 31, 2021	$—	$161,282	$—	$642	$12,635
(1) Original issue discount represents the amount withheld by the note payable holder upon issuance of the note which will be paid, in addition to the full note payable principal, to the lender upon maturity of the notes payable. The original issue discount is included in Change in Fair Value Measurements on the Consolidated Statements of Operations and Comprehensive Loss.
9.Related Party Notes
In prior years, the Company has been significantly funded by notes payable from related parties. These related parties include employees as well as affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer.
Related party notes payable consists of the following as of December 31, 2022 and 2021 (dollars in thousands):

Note Name	Contractual Maturity Date	Contractual Interest Rates	Balance as of December 31, 2022	Interest Expense for the Year Ended December 31, 2022	Interest Expense for the Year Ended December 31, 2021
Related party notes - China (1)	December 31, 2023	12.0%	$4,651	$3,879	$3,369
Related party notes – China various other	Due on Demand	—%	3,755	—	—
			$8,406	$3,879	$3,369

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Net Carrying Value at 12/31/21
Related party notes - China (1)	Due on Demand	18%	$9,411	$9,411
Related party notes - China various other	Due on Demand	0%	4,244	4,244
Total related party notes payable			$13,655	$13,655

(1) On December 27, 2022, the Company executed two separate note payable payoff settlement agreements with Chongqing Leshi Small Loan Co., Ltd. (“Chongqing”), a related party, according to which Chongqing agreed to forgive principal and all outstanding accrued interest. The remaining principal balance was agreed to be payable in five installment payments through December 31, 2023 and the current interest rate was set to 12%.
The amendment was accounted for as a troubled debt restructuring under ASC 470-60, because the Company was experiencing financial difficulty and the forgiven principal and accrued interest result in a reduced effective borrowing rate, which constitutes a concession. The Company increased additional paid in capital in the amount of $17.4 million with a corresponding decrease in related party notes payable and related party accrued interest of $3.4 million and $14.0 million, respectively.

As of December 31, 2021, the Company was in default on the Chongqing related party note payable, which had a principal balance of $9.4 million. As of December 31, 2022 the Company was in compliance with the terms of the related party note payable.

Fair Value of Related Party Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s related party notes payable not carried at fair value using inputs from Level 3 under the fair value hierarchy is $8.7 million and $13.3 million as of December 31, 2022 and 2021, respectively.
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of related party notes payable as of December 31, 2022 were as follows (dollars in thousands):

Due on demand	$3,755
2023	4,651
$8,406

The Company settled select related party notes payable during the year ended December 31, 2021 through the conversion of related party notes payable and accrued interest into Class A Common Stock just prior to the Business Combination and with a combination of cash payments and commitment to issue Class A Common Stock in settlement of outstanding principal plus accrued interest and conversion premiums pursuant to the Closing of the Business Combination, as follows (dollars in thousands):

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value at 12/31/2020	Amortization of Discounts & Fair Value Adjustments	Accrued Interest at Settlement	Borrowing	Cash Payments of Principal and Interest	Equity Settlements of Principal and Interest	Net Carrying Value at 12/31/2021	Loss (Gain) at Settlement	Interest Expense for the year ended December 31, 2021
Settlement prior to the Business Combination:
Related party note	June 30, 2021	12.00%	$220,690	$657	$73,448	$—	$—	$(294,795)	$—	$—	$8,801
Settlement in the Business Combination:
Related party note	June 30, 2021	12.00%	19,196	—	—	—	—	(19,196)		7,256	—
Related party note	Due on Demand	15.00%	10,000	—	3,708	—	(13,708)	—	—	—	869
Related party notes – NPA tranche	October 9, 2021	10.00%	32,949	163	5,728	—	(27,593)	(11,247)	—	4,257	1,610
Related party notes – China various other	Due on Demand	0% coupon, 10.00% imputed	774	—	—	—	—	(774)	—	292	55
Related party notes – China other	Due on Demand	8.99%	1,407	3	44	—	—	(1,454)	—	550	41
Related party notes – Other	Due on Demand	0.00%	424	—	—	200	(624)	—	—	—	—
Related party notes – Other	June 30, 2021	6.99%	4,110	50	—	—	—	(4,160)	—	1,572	211
Related party notes – Other	June 30, 2021	8.00%	6,417	35	1,195	—	—	(7,647)	—	2,891	321
Related party notes – Other	June 30, 2021	1.52%,8.99%, 8.00%, 2.86%	8,303	137	819	—	—	(9,259)	—	3,500	185
Related party notes – Other	Due on Demand, June 30, 2021	8.99%, 6.99%	1,749	11	378	—	—	(2,138)	—	808	65
Related party notes – Other	June 30, 2021	8.00%	11,578	57	1,693	—	—	(13,328)	—	5,038	515
Subtotal settlements in the Business Combination			96,907	456	13,565	200	(41,925)	(69,203)	—	26,164	3,872
Total			$317,597	$1,113	$87,013	$200	$(41,925)	$(363,998)	$—	$26,164	$12,673
Closing of the Business Combination
As described in Note 3, Business Combination, in conjunction with the Closing of the Business Combination, the Company paid $41.9 million in cash and a commitment to issue 6,921,814 shares of Class A Common Stock to settle related party notes payable principal amounts of $91.4 million, net carrying amounts of $96.9 million and accrued interest of $13.6 million. Where the Company converted related party notes payable into Class A Common Stock, the Company recorded a loss at settlement of the related party notes payable of $26.2 million in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021 due to converting the related party notes payable at $10.00 per share which was below the fair value of the stock on the date of conversion.

Assumed Related Party Notes Payable in the Business Combination
As part of the Business Combination, the Company assumed related party promissory notes of $0.5 million and related party convertible notes of $0.3 million, which PSAC issued to certain related parties during 2021. The promissory note was non-interest bearing and due on the date on which the Company consummates a Business Combination and was unsecured. The convertible note was non-interest bearing and due on the date on which the Company consummates a Business Combination and was unsecured. The convertible related party notes were fair valued at $0.6 million at the Closing Date. As part of the Closing of the Business Combination, the Company issued Class A Common Stock and 80,000 Private Warrants to settle related party notes of PSAC with an aggregate principal amount of $0.8 million.

Rancho Palos Verdes Real Property Leases

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
FFIE leased two real properties, located in Rancho Palos Verdes, California (the “Rancho Palos Verdes Properties”), from Warm Time Inc. (“Warm Time”), a related party, from January 1, 2018 through March 31, 2022. Warm Time in turn leased the Rancho Palos Verdes Properties from Mr. Jia. The Rancho Palos Verdes Properties were used by the Company to provide long-term or temporary housing to employees of the Company (including Dr. Carsten Breitfeld, former Global CEO of the Company) and the Company paid Warm Time a monthly amount of $0.1 million for rent and certain services, including catering, room services and organization of meetings, external gatherings and events, for these two properties. The aggregate amount paid by Legacy FF to Warm Time for calendar years ended December 31, 2022 and 2021 were $0.1 million and $1.7 million, respectively.

FF Top Expense Reimbursements
On July 30, 2022, the Company entered into a preliminary term sheet (the “Preliminary Term Sheet”) with FF Top, a subsidiary of FF Global Partners, setting out a summary of the preliminary terms and conditions for FF Top’s assistance in arranging a proposed convertible term loan facility to the Company. In connection with the Preliminary Term Sheet, the Company agreed to reimburse FF Top for its reasonable and documented out-of-pocket legal and diligence fees and expenses incurred in connection with such financing efforts up to a $0.3 million cap (the “Original Cap”), irrespective of whether or not closing occurred, with $0.2 million to be payable as a deposit upon execution of the Preliminary Term Sheet. Pursuant to the Preliminary Term Sheet, the Company paid FF Top $0.2 million on August 9, 2022 and $0.2 million on December 16, 2022.
On January 31, 2023, the Company entered into a supplemental agreement to the Preliminary Term Sheet (the “Supplemental Agreement”) with FF Top, pursuant to which the parties agreed, due to the high amount of FF Top’s out-of-pocket legal fees and expenses incurred in connection with its financing efforts, to amend the Preliminary Term Sheet to increase the Original Cap from $0.3 million to $0.7 million. The Company agreed to pay the remaining $0.4 million of the fee owed to FF Top as follows: (i) $0.2 million within one business day of execution of the Supplemental Agreement, and (ii) $0.2 million within one business day of consummation of new financing by the Company in an amount not less than $5.0 million or an earlier date approved by the Board. Pursuant to the Preliminary Term Sheet, as amended by the Supplemental Agreement, the Company paid FF Top $0.2 million on February 1, 2023.
In early February 2023, FF Top requested from the Company legal expense reimbursement of $6.5 million for costs incurred related to the governance changes at the Company, which was not approved by the Board as of the date the Consolidated Financial Statements were issued. FF Top may in the future continue to request additional expense reimbursements and indemnification from the Company.

On March 6, 2023, the Company entered into a Consulting Service Agreement with FF Global Partners, according to which the Company agreed to pay a monthly consulting fee of $0.2 million to FF Global Partners for the following services:

•Assistance in developing its funding strategy.
•Assistance in developing its value return and management strategy.
•Consultation on and integration of stockholder relations and stockholder resources.
•Supporting communications regarding stockholders meetings.
•Developing existing stockholder financing strategy, including with respect to retail investors and others.
•Assistance in risk management strategy.
•Assistance in capability build up and operation strategy.

Either party may terminate this Agreement upon one month prior written notice to the other party. Upon any termination of this Agreement, the Company shall promptly pay Consultant any accrued but unpaid fees hereunder, and shall reimburse Consultant for any unreimbursed expenses that are reimbursable hereunder. In addition, FF Global Partners is entitled for reimbursement for all reasonable and documented out-of-pocket travel, legal, and other out-of-pocket expenses incurred in connection with their services, which out-of-pocket expenses shall not exceed $0.1 million without the prior written consent of the Company.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Common Units of FF Global Partners LLC
During 2021, certain executives and employees of the Company were granted the opportunity to subscribe to 24,000,000 common units of FF Global Partners LLC (“FF Global Partners”), a major shareholder of the Company. The subscription price of $0.50 per common unit, payable by the executives and employees of the Company, was financed through non-recourse loans issued by FF Global Partners payable in equal annual installments over ten years. The common units to be purchased with a non-recourse loan are required to be treated for accounting purposes as stock options granted by FF Global Partners to executives and employees of the Legacy FF. The awards were valued using the Black-Scholes option pricing model. The grant date fair value of the units purchased through non-recourse loans was immaterial for the years ended December 31, 2022 and 2021.

10.Notes Payable
The Company has existing notes payable agreements with third parties, which consists of the following as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Twelve Months Ended December 31, 2022
Bridge Notes (3)	October 27, 2028	10%	$36,622	$264	$(10,878)	$26,008	$1,676
Notes payable – China other (4)	Due on Demand	—%	4,997	—	—	4,997	—
Auto loans	October 26, 2026	7%	100	—	—	100	7
			$41,719	$264	$(10,878)	$31,105	$1,683

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value
March 1, 2021 Notes (1)	March 1, 2022	14%	$55,000	$7,692	$(5,997)	$56,695
August 26, 2021 Notes (1)	March 1, 2022	14%	30,000	1,011	(87)	30,924
June 9, 2021 Note 1 and Note 2 (2)	December 9, 2022	—%	40,000	8,503	(9,522)	38,981
August 10, 2021 Optional Notes(2)	February 10, 2023	15%	33,917	12,283	(11,518)	34,682
Notes payable - China other(4)	Due on demand	—%	5,458	—	—	5,458
PPP Loan(5)	April 17, 2022	1%	193	—	—	193
Auto loans	October 26, 2026	7%	121	—	—	121
Total notes payable			$164,689	$29,489	$(27,124)	$167,054

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The Company settled certain notes payable during the year ended December 31, 2022 as follows (dollars in thousands):

	Year ended December 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Net carrying value at 12/31/2021 Balance	Fair Value Measurement Adjustments	Payment Premium	Cash Payment	Conversion into Class A Common Stock
March 1, 2021 Notes (1)	March 1, 2022	14%	$56,695	$(1,695)	$—	$(55,000)	$—
August 26, 2021 Notes (1)	March 1, 2022	14%	30,924	(924)	2,065	(32,065)	—
June 2021 Notes (2)	October 31, 2026	—%	38,981	1,019	—	—	(40,000)
Optional Notes (2)	October 31, 2026	15%	34,682	(765)	—	—	(33,917)
PPP Loan (5)	April 17, 2022	1%	193	—	—	(193)	—
			$161,475	$(2,365)	$2,065	$(87,258)	$(73,917)
(1) On March 1, 2021, the Company amended the NPA to permit the issuance of additional notes payable with principal amounts up to $85.0 million. On the same day, the Company entered into notes payable agreements with Ares for an aggregate principal of $55.0 million, receiving net proceeds of $51.5 million, inclusive of a 4.00% original issue discount and $0.1 million of debt issuance costs paid directly by the lender (“March 1, 2021 Notes”). The notes payable were collateralized by a first lien on virtually all tangible and intangible assets of the Company, bore interest at 14% per annum and matured on March 1, 2022. On February 25, 2022, the Company repaid the $55.0 million principal amount of the March 1, 2021 Notes with accrued interest of $7.7 million.
In addition, in conjunction with the issuance of the notes payable, the Company committed to issue the Ares Warrants to the lender to purchase the Company’s Class A Common Stock no later than August 11, 2021, or if earlier, 15 days after consummation of the Business Combination. The warrants have a term of six years, be equal to 0.20% of the fully diluted capitalization of FFIE’s Class A Common Stock and have an exercise price of $10.00 per share. The commitment to issue the warrants meets the definition of a derivative, was accounted for as a liability, and will be marked to fair value at the end of each reporting period with changes in fair market value recorded in the Consolidated Statements of Operations and Comprehensive Loss. The Company determined the commitment to issue warrants was a liability as of March 1, 2021, and estimated the fair value of the warrants to be $5.0 million using the Black-Scholes option-pricing model (see Note 8, Fair Value of Financial Instruments).
On August 5, 2021, the Company issued Ares warrants to purchase 670,092 shares of Class A Common Stock at an exercise price of $10.00 per share. The warrants are exercisable at any time within 6 years of the issuance date. Upon their issuance, the warrants met all requirements for equity classification under the equity scope exception in ASC 815-40 as the number of shares underlying the warrants and their exercise price were fixed. Accordingly, the Company determined the fair value of the Ares Warrants to be $2.5 million on August 5, 2021 and recorded the value as a discount to the Notes Payable and an increase in APIC in the Consolidated Balance Sheets as of December 31, 2021.
On August 26, 2021, the Company exercised its option under the March 1, 2021 notes payable agreement with Ares to draw an additional principal amount of $30.0 million which matured on March 1, 2022 (“August 26, 2021 Notes”). As the August 26, 2021 Notes mature in less than one year, according to the terms of the amended NPA, the Company expected to repay them with payment premium of 14% (“Payment Premium”).
The notes payable are collateralized by a first lien on virtually all tangible and intangible assets of the Company and bear interest at 14% per annum and mature on March 1, 2022. The August 26, 2021 Notes matured in less than one year, according to the terms of the amended NPA, and a payment premium of 14% (“Payment Premium”). The Company has elected the fair value option to value the notes as the notes include features, such as a contingently exercisable put option, which meet the definition of an embedded derivative.
Upon the Closing of the Business Combination, the cash requirement prescribed in the NPA increased from $5.0 million to $25.0 million. The Company has classified $25.0 million as Restricted Cash on its Consolidated Balance Sheet as of December 31, 2021. In the first quarter of 2022 all restrictions on cash were resolved.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
On February 25, 2022, the Company repaid the $30.0 million principal amount of the August 26, 2021 Notes, with accrued interest of $2.1 million and Payment Premium of $2.1 million.
The settlement of the March 1, 2021 Notes and August 26, 2021 Notes are summarized below (dollars in thousands):

March 1, 2021 Notes	December 31, 2022	December 31, 2021
Outstanding principal	$—	$55,000
Accrued interest	—	6,455
Interest expense for the year ended December 31, 2022	1,266	—
Principal payments	55,000	—
Interest payments	7,721	—

August 26, 2021 Notes	December 31, 2022	December 31, 2021
Outstanding principal	$—	$30,000
Accrued interest	—	1,473
Interest expense for the year ended December 31, 2022	662	—
Principal payments	30,000	—
Interest payments	2,135	—
Payment Premium payments	2,065	—

(2) On June 9, 2021, the Company amended the NPA to permit the issuance of two notes payable, each with a principal value of $20.0 million (“June 2021 Notes”), to a US-based investment firm. The Company received net proceeds of $35.6 million as part of the June 2021 Notes inclusive of $4.2 million of original issuance discount and $0.2 million of debt issuance costs paid by the lender. The June 2021 Notes are subordinate to the notes payable issued to Ares on March 1, 2021 and August 26, 2021 (see (1) above) and senior in priority to the notes payable issued under the NPA prior to September 9, 2020. The June 2021 Notes mature on December 9, 2022, and do not bear interest unless extended beyond its maturity date by the US-based investment firm, in which case, the June 2021 Notes will bear interest at 10% per annum starting upon their original maturity. Each of the June 2021 Notes are subject to an original issue discount of 8% and 13%, respectively. One of the June 2021 Notes with a principal amount of $20.0 million contains a conversion premium that, within a year of a Qualified SPAC Merger, the then outstanding principal and accrued interest of the notes playable plus a 30% premium may convert into Class A Common Stock of the Company, at the election of the US-based investment firm.
In conjunction with the issuance of the June 2021 Notes, the Company issued warrants to the US-based investment firm to purchase up to 1,500,000 shares of the Company’s Class A Common Stock for $10.00 per share and an expiration date of June 9, 2028, which were adjusted for down-round provisions in the original warrant agreements. The fair value of the warrants of $5.1 million upon issuance was recorded in APIC (see Note 8, Fair Value of Financial Instruments).
As part of the amendment to the NPA from June 9, 2021, on or prior to the 12-month anniversary of the Qualified SPAC Merger, the US-based investment firm has the option to purchase additional notes for up to $40.0 million and if drawn, would be subject to similar original issue discounts, warrant provisions, and conversion premiums as the June 2021 Notes. The warrants issued with the June 2021 Notes and the Optional Notes, along with the notes previously issued to the same lender, are provided with anti-dilution protection.
On August 10, 2021, in accordance with the NPA, the US-based investment firm exercised its option to purchase optional notes (“Optional Notes”) with principal of $33.9 million, whose option was in conjunction with the original September 9, 2020, January 13, 2021 and March 12, 2021 notes payable. The Company received net proceeds of $30.4 million, which is the total principal amount of $33.9 million net of 8% original issue discount and $0.8 million of issuance costs. The Optional Notes bear interest at 15% beginning December 2021, and had a maturity date of February 10, 2023. The Optional Notes are convertible at the option of the holder with a conversion price of $10.00 per share. The Optional Notes contain a conversion premium,

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
effective until August 10, 2022, according to which the outstanding principal and accrued interest of the notes payable at the time of liquidation plus a 30% premium are convertible into shares of Class A Common Stock. The Company elected the fair value option to measure the Optional Notes (see Note 8, Fair Value of Financial Instruments).
In conjunction with the issuance of the Optional Notes, the Company issued the US-based investment firm warrants to purchase up to 1,187,083 shares of Class A Common Stock with an exercise price of $10.00 per share. The warrants are exercisable within seven years of their original issuance dates. The fair value of the warrants of $8.0 million upon issuance was recorded in APIC (see Note 8, Fair Value of Financial Instruments).
In January 2022, the Company defaulted on the June 2021 Notes and the Optional Notes. The holders of the Optional Notes waived the default during 2022.

June 9, 2021 Note 1	As of and for the Year Ended
(dollars in thousands)	2021
Outstanding principal	$20,000
Original issue discount and debt issuance costs	1,797
Proceeds	18,203

June 9, 2021 Note 2	As of and for the Year Ended
(dollars in thousands)	2021
Outstanding principal	$20,000
Original issue discount and debt issuance costs	2,600
Proceeds	17,400

August 10, 2021 Optional Notes	As of and for the Year Ended
(dollars in thousands)	2021
Outstanding principal	$33,917
Accrued interest	183
Interest expense	183
Original issue discount and debt issuance costs	3,542
Proceeds	30,375

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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
(c)    a “forced conversion” feature was added to each of the ATW NPA Notes that allows the Company, on or after December 31, 2022, to cause the conversion of all or part of, in the aggregate among all of the ATW NPA Notes, up to $35.0 million principal amount of the ATW NPA Notes less any principal amount of the ATW NPA Notes voluntarily converted by the holder thereof after July 26, 2022, subject to certain conditions as set forth in the ATW July Amendment; and

(d)     the date by which the Investors must exercise their option to purchase additional June 2021 Notes of up to $40.0 million from the Company under the terms of the NPA was extended to July 20, 2023.

The ATW July Amendment was accounted for as a troubled debt restructuring under ASC 470-60, because the Company was experiencing financial difficulty and the conversion mechanism results in the effective borrowing rate decreasing after the restructuring which was determined to be a concession. Since the future undiscounted cash flows of the restructured notes payable exceed the net carrying value of the original note payable due to the maturity date extension, the modification was accounted for prospectively with no gain or loss recorded in the Consolidated Statements of Operations and Comprehensive Loss.
Interest expense on the ATW NPA Notes is computed using the contractual interest rate. The Company concluded that the conversion feature does not require bifurcation based on the derivative accounting scope exception in ASC 815 for certain contracts involving an entity’s own equity.
On October 10, 2022 and on October 19, 2022, the remaining ATW NPA Notes in the aggregate amount of $6.7 million were exchanged for 11,496,868 shares of Class A Common Stock of the Company.
The settlement of the June 2021 Notes and Optional Notes are summarized below (dollars in thousands):

Optional Notes	December 31, 2022	December 31, 2021
Outstanding principal	$—	$33,917
Accrued interest	—	183
Interest expense for the year ended December 31, 2022	2,572	—
Principal conversion into Class A Common Stock	33,917	—
Interest payments	2,756	—

June 2021 Notes	December 31, 2022	December 31, 2021
Outstanding principal	$—	$40,000
Accrued interest	—	—
Interest expense for the year ended December 31, 2022	—	—
Principal conversion into Class A Common Stock	40,000	—
Interest payments	—	—

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
(3) On August 14, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with certain entities affiliated with ATW Partners LLC and RAAJJ Trading LLC (and together with Senyun, as defined below, the “Purchasers”) to issue and sell the Company’s senior secured convertible notes (the “Bridge Notes”) in three tranches aggregating to $52.0 million in principal and maturing on August 14, 2026 (subsequently extended to October 27, 2028). The Bridge Notes are subject to an original issue discount of 10%, and are convertible, along with any interest accrued, into shares of Class A Common Stock at a conversion price equal to $2.69 (or $2.2865 for the initial tranche) (“Conversion Price”), subject to a full ratchet anti-dilution protection. When calculating the shares issuable upon conversion, the converted amount shall be decreased by 50% of the original issue discount pertaining to such amount. As part of this financing round, the Purchasers funded $52.0 million, less total original issuance discounts of $5.2 million equating to net proceeds of $46.8 million.
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
Total commitments under the SPA shall not exceed $300.0 million, however each Purchaser has the option within 12 months from November 12, 2022 (the “Form S-1 Effective Date”) to purchase additional senior secured convertible notes under similar terms for a total potential commitments of up to $300.0 million (“Tranche B Notes”).
On September 23, 2022, the SPA was amended (the “SPA Amendment”), pursuant to which the Purchasers agreed to accelerate their funding obligations, with $7.5 million aggregate principal amount (the “Third Bridge Notes”) being funded and issued on the same day, and the remaining $7.5 million aggregate principal amount (the “Fourth Bridge Notes”) being funded and issued on October 10, 2022. The Third Bridge Notes and Fourth Bridge Notes are convertible into shares of Class A Common Stock at a conversion price of $1.05 per share, mature on October 27, 2028, and are otherwise subject to the same terms and conditions in the SPA as applicable to the Bridge Notes described therein.
Additionally, the SPA Amendment modified the conversion price of $25.0 million of principal of the Bridge Notes, which were funded on August 14, 2022, to $1.05 per share. The Company evaluated the SPA Amendment in accordance with ASC 470-50, Debt, and determined that it constitutes an extinguishment because the change in the conversion price is substantial. Accordingly, the Company recognized a loss in Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net in the Consolidated Statements of Operations and Comprehensive for the year ended December 31, 2022 in the amount of $7.7 million, calculated as the cumulative change in fair value from initial recognition through to the date of amendment.
On September 25, 2022, the Company entered into a Joinder and Amendment Agreement to the SPA (the “Joinder”) with Senyun International Ltd., an affiliate of Daguan International Limited (“Senyun”), pursuant to which Senyun agreed to purchase incremental notes under the SPA in an aggregate principal amount of up to $60.0 million. Senyun has all of the same rights and obligations as a Purchaser under the SPA.
Pursuant to the Joinder and following the completion of the Company’s due diligence of Senyun and its financing sources. As of December 31, 2022, Senyun completed funding totaling $30.0 million, which after original issue discount resulted in the receipt of $27.0 million.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Bridge Notes because the notes include features, such as a contingently exercisable put option, which meets the definition of an embedded derivative. The Company expenses original issue discount and transaction costs to Changes in fair value measurements in the Consolidated Statement of Operations and Comprehensive Loss.
As part of the SPA, and through the year ended December 31, 2022, the Company issued the Purchasers a total of 16,392,267 warrants (“Bridge Warrants" or “SPA Warrants”). Upon their issuance, the Bridge Warrants had an exercise price of $5.0 per share, subject to full ratchet anti-dilution protection and other adjustments, exercisable for seven years

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
from the date of issuance (see Note 14, Stockholders' Equity). The Company may repurchase the Bridge Warrants for $0.01 per share if and to the extent the VWAP of the Company’s Class A Common Stock during 20 out of 30 trading days prior to the repurchase is greater than $15.0 per share, subject to certain additional conditions. During the year ended December 31, 2022, the Purchasers exercised 8,559,863 Bridge Warrants. As of December 31, 2022, there were 346,453,115 Bridge Warrants outstanding.
As of December 31, 2022, the Company determined that the fair value of the Bridge Notes and Bridge Warrants was $26.0 million and $95.1 million, respectively, resulting in a respective gain and loss in Changes in fair value measurements in the Consolidated Statement of Operations and Comprehensive Loss of $24.7 million and $95.1 million for the year ended December 31, 2022.
During the year ended December 31, 2022 total Bridge Notes principal which was converted to equity totaled $45.4 million. Total notes payable issuance costs incurred for the year ended December 31, 2022 totaled $3.8 million.
Conversions of ATW NPA Notes and Bridge Notes, as applicable, to Additional paid in capital for the years ended December 31, 2022 and 2021 totaled $99.5 million and $98.4 million, respectively.
(4) The Company issued notes with various third parties through its operations in China.
In 2017 and 2018, the Company borrowed $4.4 million through notes payable from various Chinese lenders. As a result of the September 2020 Modification of the notes payable, the Company recorded an immaterial gain on extinguishment and immaterial accretion of the discount in the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2021.
In 2019, the Company entered into a $0.7 million note payable with an employee. During the year ended December 31, 2021, the Company reclassified the $0.7 million carrying value of this loan from related party notes payable to notes payable when the employee left the employment of the Company. The notes payable are payable on demand by the lenders, do not have a stated interest rate, have no covenants, and are unsecured.

As of and for the Year Ended December 31,
(dollars in thousands)	2021
Outstanding principal	$5,458
Foreign exchange (gain) loss on principal	133
Reclassification from related party notes payable	730

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The Company settled select notes payable through the conversion of notes payable into Class A Common Stock just prior to the Business Combination and a combination of cash payments and the commitment to issue Class A Common Stock in settlement of outstanding principal plus accrued interest and conversion premiums pursuant to the Closing of the Business Combination, as follows (dollars in thousands):

	Year ending December 31, 2021
Note Name	Net Carrying Value at 12/31/2020	Borrowings, net of OID	Fair Value Measurement Adjustments	Accrued Interest at Settlement	FX and Other	Cash Payment	Equity Settlement	Net Carrying Value at 12/31/2021	Loss (Gain) at Settlement	Interest Expense for the year ended December 31, 2021
Settlement prior to the Business Combination:
Note payable	$57,293	$—	$—	$17,177	$(1,293)	$—	$(73,177)	$—	$—	$3,408
Notes payable	19,100	—	—	6,098	—	—	(25,198)	—	—	1,281
Subtotal settlements prior to the Business Combination	76,393	—	—	23,275	(1,293)	—	(98,375)	—	—	4,689
Settlements in the Business Combination:
Notes payable – NPA	21,059	—	104	3,614	—	(17,636)	(7,141)	—	2,699	976
Notes payable – China	3,659	—	—	2,713	56	—	(6,428)	—	2,430	374
Notes payable – China	4,807	—	—	757	110	—	(5,674)	—	2,145	164
Note payable	17,712	—	1,988	—	667	—	(20,367)	—	7,698	—
January 13 and March 12, 2021 Notes(6)	—	16,790	6,935	—	—	—	(23,725)	—	8,968	—
Note payable	20,972	—	138	270	667	(18,992)	(3,055)	—	1,155	1,334
January 13 and March 8, 2021 Notes(7)	—	8,750	4,901	82	—	(11,582)	(2,151)	—	813	632
Subtotal settlements in the Business Combination	68,209	25,540	14,066	7,436	1,500	(48,210)	(68,541)	—	25,908	3,480
PPP Loan(5)	9,168	—	—	—	(8,975)	—	—	193	(8,975)	92
Total	$153,770	$25,540	$14,066	$30,711	$(8,768)	$(48,210)	$(166,916)	$193	$16,933	$8,261

Conversion of Notes Payable
Just prior to the Business Combination, the Company converted notes payable with an aggregate principal balance of $75.1 million and accrued interest of $23.3 million into 7,688,153 shares of Class A Common Stock.
Closing of the Business Combination
As described in Note 3, Business Combination, in conjunction with the closing of the Business Combination, the Company paid $48.2 million in cash and a commitment to issue 6,854,013 shares of Class A Common Stock to settle notes payable principal amounts of $85.2 million, net carrying amount of $93.7 million, and accrued interest of $7.4 million. Where the Company converted notes payable into Class A Common Stock, the Company recorded a loss at settlement of the notes payable of $25.9 million in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.
(5) On April 17, 2020, the Company received loan proceeds from East West Bank of $9.2 million under the Paycheck Protection Program (“PPP”). The PPP was established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and provided for loans to qualifying businesses. The loans and accrued interest are forgivable so long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent, and utilities, as described in the CARES Act. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the later of the first six months or when the amount of the loan forgiveness is determined. The Company used the proceeds for purposes consistent with the PPP requirements. The note matured on April 17, 2022, had no covenants, and was unsecured.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The Company was notified by East West Bank that a principal amount of $9.0 million as well as accrued interest of $0.2 million relating to the PPP Loan had been forgiven by the Small Business Administration as of December 31, 2021. The Company recorded the forgiveness of the principal and interest in Loss on Settlement of Related Party Notes Payable, Notes Payable, and Vendor Payables in trust, net in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021. The Company paid the remaining principal and accrued interest in an aggregate amount of $0.2 million in April 2022.
(6)On January 13, 2021, the Company entered into a notes payable agreement under the NPA, (“January 13 Notes”) with a US-based investment firm for total principal of $11.3 million, receiving net proceeds of $9.9 million, net of an 8% original issue discount and $0.5 million of debt issuance costs paid directly by the lender. The note payable is collateralized by a first lien on virtually all tangible and intangible assets of the Company and bears interest at 0% per annum. On March 12, 2021, the Company and the US-based investment firm entered into a notes payable agreement (“March 12 Notes”) for an aggregate principal amount of $7.0 million, receiving net proceeds of $6.4 million, net of an 8% original issue discount. The terms of this note payable were the same as the note payable issued on January 13, 2021. The Company elected the fair value option for these note payable because the inclusion of a conversion feature that allowed the lenders to convert the notes payable into Class A Common Stock after the closing of the Business Combination.
In conjunction with the issuance of the January 13 Notes and March 12 Notes, the Company issued warrants to purchase 662,083 shares of the Class A Common Stock with an exercise price of $10.00 per share, as adjusted for certain down-round provisions. The warrants were issued with a term of seven years. The Company recorded the fair value of the warrants in APIC in accordance with the derivative accounting scope exception in ASC 815 for certain contracts involving an entity’s own stock. The Company estimated the fair value of the warrants to be $2.0 million using the Black-Scholes option-pricing model (see Note 8, Fair Value of Financial Instruments).
In conjunction with the Closing of the Business Combination, the Company issued Class A Common Stock to settle the note payable, as follows (dollars in thousands).

January 13 and March 12, 2021 Notes	As of and for the Year Ended December 31,
2021
Outstanding principal	$—
Original issue discount and debt issuance costs	1,940
Principal and conversion premium settled with equity	23,725
Proceeds	16,310
(7)On January 13, 2021, the Company amended the NPA to permit the issuance of additional secured convertible notes payable and issued $3.8 million of notes payable to Birch Lake (“BL Notes”), receiving net proceeds of $3.3 million, net of a 6.50% original issue discount and $0.2 million of debt issuance costs paid directly by the lender. The BL Notes accrued interest at 8% per annum. The BL Notes contained a liquidation premium that ranges from 35% to 45% depending on the timing of settlement, with 50% of this premium convertible into equity. The Company determined that the feature to settle the BL Notes at a premium upon the occurrence of a default, change in control, or a Qualified SPAC Merger was a contingently exercisable put option with a liquidation premium and represents an embedded derivative. The Company elected the fair value option to measure this note payable (see Note 8, Fair Value of Financial Instruments).
On March 8, 2021, the Company entered into a notes payable agreement under the NPA with Birch Lake for total principal of $5.6 million, receiving net proceeds of $5.2 million, inclusive of a 6.50% original issue discount and $0.3 million of debt issuance costs paid directly by the lender. The notes payable accrued interest at 15.75% per annum. The notes payable contained a liquidation premium that ranges from 42% to 52% depending on timing of settlement, with 50% of the premium convertible into equity. The Company determined that the feature to settle the notes payable at a premium upon the occurrence of a default, change in control, or a Qualified SPAC Merger was a contingently exercisable put option with a liquidation premium and represents an embedded derivative. The Company elected the fair value option to measure these notes payable (see Note 8, Fair Value of Financial Instruments).

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
In conjunction with the Closing of the Business Combination, the Company paid cash and issued Class A Common Stock to settle the notes payable, as follows (dollars in thousands).

January 13 and March 8, 2021 Notes	As of and for the Year Ended December 31,
2021
Outstanding principal	$—
Original issue discount and debt issuance costs	1,132
Interest expense	632
Principal conversion premium settled with equity	2,069
Interest settled with equity	82
Principal and conversion premium payments in cash	11,582
Interest payments in cash	550
Proceeds	8,218
Third and Fourth Amendments to the SPA
On October 24, 2022, the Company entered into a Limited Consent and Third Amendment to the SPA (the “Third Amendment”), pursuant to which the maturity date for the Bridge Notes was extended from August 14, 2026 to October 27, 2028. In addition, pursuant to the Third Amendment, each Purchaser and the Agent waived certain defaults and events of default under the SPA, any notes issued pursuant to the SPA and other related documents. The amendment was accounted for as a troubled debt restructuring under ASC 470-60, Debt – Troubled Debt Restructurings by Debtors, because the Company was experiencing financial difficulty and the extension of the maturity date following the restructuring results in a reduced effective borrowing rate for the Company. The amendment was accounted for prospectively with no gain or loss recorded in the Consolidated Statements of Operations and Comprehensive Loss.
On November 8, 2022, the Company entered into a Limited Consent and Amendment to the SPA (the “Fourth Amendment”), pursuant to which the parties agreed that (i) in no event will the effective conversion price of any interest or interest make-whole amount payable in shares of Class A Common Stock in respect of Bridge Notes issued or issuable under the SPA be lower than $0.21 per share of Class A Common Stock, and (ii) in order for the Company to make payment of any interest or interest make-whole amount in shares of Class A Common Stock, certain price and volume requirements must be met, namely that (x) the VWAP of the Class A Common Stock is not less than $0.21 per share on any trading day during the preceding seven trading day period, and (y) the total volume of the Class A Common Stock does not drop below $1.5 million on any trading day during the same period (in each case, as adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions). The amendment was accounted for as a troubled debt restructuring under ASC 470-60, Debt – Troubled Debt Restructurings by Debtors,, because the Company was experiencing financial difficulty and the addition of a floor price on the conversion of the convertible notes is assessed as a concession to the Company. The amendment was accounted for prospectively with no gain or loss recorded in the Consolidated Statements of Operations and Comprehensive Loss.
Senyun Amendment
On December 28, 2022 the Company entered into a Letter Agreement and Amendment to the SPA (the “Senyun Amendment”) pursuant to which the conversion rate of notes totaling $19.0 million was lowered from $1.05 to $0.89 and future funding timeframes were renegotiated. As the terms of this modification were determined to not be substantially different, the new debt is accounted for as a continuation of the original debt at fair value using the now lower conversion rate. As a result of the new conversion rate the Company was obligated for the year then ended to issue additional shares to Senyun based on the lower conversion rate. The Company accounted for this obligation by crediting Other current liabilities and debiting Additional paid in capital for an amount of $0.9 million.
Fair Value of Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s notes payable not carried at fair value, using inputs from Level 3 under the fair value hierarchy, was $4.9 million and $5.4 million as of December 31, 2022 and 2021, respectively. These amounts relate to the Notes Payable - China other and Auto loan balances.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of December 31, 2022 are as follows (dollars in thousands):

Due on demand	$4,997
2026	100
2028	36,622
41,719
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

On October 30, 2020, the agreement governing the Vendor Trust (the “Vendor Trust Agreement”) was modified to add a conversion feature to allow the secured interests in the Vendor Trust to convert into PSAC shares if a Qualified SPAC Merger (as defined in the Vendor Trust Agreement) occurs. Management accounted for this modification as an extinguishment because the conversion feature was considered substantive, as the conversion feature was considered to be reasonably possible to be exercised. The conversion feature did not require bifurcation because it is clearly and closely related to the host instrument, since the conversion did not involve a substantial premium or discount. As a result, the Company recorded a discount of $1.8 million against the carrying value of the Vendor Payables in Trust. The Company recorded accretion of $1.4 million in Interest Expense during the year ended December 31, 2021, related to the discount created from the gain on extinguishment in the Consolidated Statements of Operations and Comprehensive Loss.
On March 1, 2021, the maturity date of the secured trust interests in the Vendor Trust was extended to the Closing of the Business Combination.
Termination of Interests in the Vendor Trust in 2021
On June 4, 2021, the Company entered into an agreement with a vendor with an interest in the Vendor Trust for future services. The Company and the vendor agreed to forgive $14.2 million relating to a portion of the total Future Work outstanding instead of converting these interests to equity upon the close of the Business Combination. In addition, it was agreed to terminate and forgive $1.9 million of the vendor’s interest for work performed, resulting in a gain of $1.7 million.
On June 7, 2021, the Company entered into agreements with two vendors and settled in cash part of their interest in the Vendor Trust totaling $5.4 million. The vendors’ remaining interests were settled along with the outstanding interests in the Vendor Trust as part of the close of the Business Combination.
On July 12, 2021, the Company entered into an agreement with a vendor to cancel the vendor’s interests in the Vendor Trust totaling $1.2 million and instead transferring them to accounts payable to be repaid in cash as part of the ordinary course of business.
At the Closing Date of the Business Combination, the Company settled the outstanding payables in the Vendor Trust and accrued interest, by paying $22.4 million in cash and the commitment to issue 9,618,542 shares of Class A Common Stock. The Company recorded a loss at settlement of the Vendor Trust, and accrued interest thereon, of $41.8 million in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021 due to the payment of an exit fee of $2.3 million, as required by the Vendor Trust Agreement, and converting the beneficial interests in the Vendor Trust at $10.00 per share which was below the fair value of the stock on the date of conversion.
The Company committed to issue 838,040 shares of Class A Common Stock to settle Future Work, which were recorded as deposits in the amount of $8.4 million as of the Closing Date of the Business Combination.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Through the payments and issuances of shares for outstanding payables, accrued interest and Future Work, the Company settled the outstanding interests in the Vendor Trust and no amount remains outstanding as of December 31, 2021.
12.    Leases
The Company determines if an arrangement is a lease at its commencement if the Company is both able to identify an asset and conclude the Company has the right to control the identified asset. Leases are classified as finance or operating based on the principle of whether or not the lease is effectively a financed purchase by the lessee. An ROU asset represents the Company’s right to use an underlying asset for the lease term and a lease liability represents the Company’s obligation to make lease payments related to the lease. The Company recognizes operating and finance lease ROU assets and liabilities at the commencement date based on the present value of lease payments over the lease term. The lease term includes renewal options when it is reasonably certain that the option will be exercised, and excludes termination options. The Company’s leases do not provide an implicit rate therefore, the Company uses its incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments. The incremental borrowing rate used is estimated based on what the Company would be required to pay for a collateralized loan for a similar asset over a similar term. The Company’s leases do not include any material residual value guarantees, or bargain purchase options.
To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate in the measurement and classification of a lease and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is recorded in operating expenses on the Consolidated Statements of Operations and Comprehensive Loss. Amortization of ROU assets on finance leases is recorded on a straight-line basis within operating expenses in the Consolidated Statements of Operations. Interest expense incurred on finance lease liabilities is recorded in Interest expense on the Consolidated Statements of Operations and Comprehensive Loss. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Additionally, the Company does not separate lease and non-lease components. Operating leases are included in ROU assets, Operating leases liabilities, current portion and Operating lease liabilities, less current portion in the Company's Consolidated Balance Sheets. Finance leases are included in Property and equipment, net, Finance lease liabilities, current portion, and Finance lease liabilities, less current portion in the Company's Consolidated Balance Sheets.
The Company’s lease arrangements consist primarily of its ieFactory California production facility, corporate office, store, equipment (which was terminated during December 2022, see Note 6, Property and Equipment, Net) and vehicle lease agreements. The leases expire at various dates through 2032, some of which include options to extend the lease term for additional 5-year periods.
ASC 842 Disclosures

On January 1, 2022, the Company adopted ASC 842. For more information on the adoption, see the “Recently Adopted Accounting Pronouncements” section in Note 1, Nature of Business and Organization, and Summary of Significant Accounting Policies.
Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost for the year ended December 31, 2022 were as follows (dollars in thousands):

Finance lease cost
Amortization of right-of-use assets	$1,990
Interest on lease liabilities	664
Total finance lease cost	2,654

Operating lease cost	4,657
Variable lease cost	159
Total lease cost	$7,470

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The following table summarizes future lease payments as of December 31, 2022 (dollars in thousands):

Fiscal year	Operating Leases	Finance Leases
2023	$5,517	$1,722
2024	5,491	1,757
2025	5,251	1,792
2026	5,210	1,828
2027	2,893	1,864
Thereafter	9,284	—
Total	33,646	8,963
Less: Imputed Interest	13,064	1,029
Present value of net lease payments	$20,582	$7,934

Lease liability, current portion	$2,538	$1,364
Lease liability, net of current portion	18,044	6,570
Total lease liability	$20,582	$7,934
Supplemental information and non-cash activities related to operating and finance leases are as follows (dollars in thousands):

2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,143
Operating cash flows from finance leases	686
Financing cash flows from finance leases	1,888
$6,717

Recognition of operating ROU assets and lease liabilities as part of the adoption of ASC 842 and for new leases entered into during the year ended December 31, 2022
Operating leases	$21,865

December 31, 2022
Weighted average remaining lease term (in years)
Operating leases	6.4
Finance leases	5

Weighted average discount rate
Operating leases	15.6%
Finance leases	5.0%
On February 4, 2019, the Company entered into a Purchase and Sale Agreement (“PSA”) for the Company’s headquarters (“HQ”) with Atlas Capital Investors V, LP (“Atlas”) for a sale price of $29.0 million. In March 2019, the Company entered into an agreement to lease its headquarters back from Atlas for a term of three years, with an option to repurchase the property at any time prior to the expiration of the lease for a purchase price equal to the greater of $44.0 million or the fair market value of the HQ, as determined in accordance with the lease agreement. Due to the inclusion of the purchase option in the lease agreement, the Company was considered to have continuing involvement and, thus, accounted for the transaction as a failed sale leaseback, with the HQ assets subject to the sale leaseback remaining on the balance sheet and the sale proceeds recorded as a liability in accordance with the financing method. The Company recognized a $29.0 million

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
financing obligation recorded in Accrued expenses and other current liabilities and Capital leases, less current portion on the Consolidated Balance Sheets as of December 31, 2021. No gain or loss was record on the failed sale-leaseback. The Company continued to capitalize and depreciate the HQ asset. The ongoing lease payments to Atlas were recorded as reductions to the finance obligation and interest expense in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021. The Company recorded interest expense of $1.4 million and $1.5 million during the years ended December 31, 2022 and 2021, respectively.
ASC 840 Disclosures Related to Periods Prior to Adoption of ASC 842:
Prior to January 1, 2022, the Company analyzed all leases in accordance to ASC 840.

The Company’s lease agreements include leasehold improvement incentives as well as escalation clauses. The Company recorded rent expense on a straight-line basis over the lease term.
The Company has several noncancelable operating leases, primarily for office space, with various expiration dates through April 2027. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance.

The Company recorded rent expense of $2.7 million for the year ended December 31, 2021.
The minimum aggregate future obligations under non-cancelable operating leases as of December 31, 2021 were as follows (dollars in thousands):

Year ended December 31,
2022	$2,384
2023	2,695
2024	2,775
2025	2,859
2026	2,944
Thereafter	991
$14,648
As of December 31, 2021, the Company had three capital leases, one in Hanford, California for its ieFactory California production facility, and two equipment leases.
The minimum aggregate future minimum lease payments under capital leases as of December 31, 2021 were as follows (dollars in thousands):

Year ended December 31,
2022	$2,574
2023	2,166
2024	1,757
2025	1,792
2026	1,840
Thereafter	1,864
$11,993

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
13.    Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
Class and Derivative Actions
On December 23, 2021, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934 was filed in the United States District Court, Central District of California, against the Company and its former Chief Executive Officer and Chief Financial Officer, its current Chief Product and User Ecosystem Officer, as well as the CFO of Legacy FF, and the Co-CEOs of PSAC (the “Putative Class Action”). On March 7, 2022, the following individuals were appointed as Lead Plaintiffs: Byambadorj Nomin, Hao Guojun, Peihao Wang and Shentao Ye. On the same date, Wolf Haldenstein and Pomerantz LLP were appointed as Co-Lead Counsel. Lead Plaintiffs filed an amended complaint on May 6, 2022. On July 5, 2022, the defendants filed a motion to dismiss the amended complaint. Following briefing by the parties and a hearing on the motion, on October 20, 2022, the District Court issued its decision, denying in part and granting in part the Company’s motion to dismiss. The court found, among other things, that the plaintiffs had sufficiently pled a claim for violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 with respect to certain statements made in 2021 concerning Legacy FF’s receipt of 14,000 reservations for the FF 91 vehicle. The District Court also found, however, that the plaintiffs had failed to sufficiently plead a claim with respect to statements made concerning the expected schedule for the production and delivery of the FF 91 vehicle. The District Court’s dismissal was without prejudice and leave to amend the complaint was granted. On January 6, 2023, the plaintiffs declined to again amend their complaint to attempt to reallege the claims dismissed by the District Court. As a result and with the exception of the judicially dismissed claims, the amended complaint that was the subject of the motion to dismiss is the operative complaint to which the Company’s and the other defendants filed answers on February 10, 2023. The Company continues to claim the suit is without merit and has stated its intention to vigorously defend the suit. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims.
On March 8 and March 21, 2022, putative derivative lawsuits alleging violations of the Securities Exchange Act of 1934 and various common law claims were filed in the United States District Court, Central District of California, and were subsequently consolidated. On May 24, 2022, those consolidated derivative actions were stayed pending resolution of the above-referenced motion to dismiss filed in the Putative Class Action. Additionally, on April 11 and 25, 2022, putative derivative lawsuits alleging violations of the Securities Exchange Act of 1934 and various common law claims were filed in the United States District Court, District of Delaware. These lawsuits purport to assert claims on behalf of the Company against various current and former officers and directors of the Company. Also, on June 14, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, the Company, its former Global CEO and CFO, and its current Chief Product and User Ecosystem Officer alleging breaches of fiduciary duties (the “Yun Class Action,” discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). On September 19, 2022, a verified complaint was filed in the Court of Chancery of the State of Delaware against FFIE seeking to compel an annual general meeting of stockholders. On September 21, 2022, a verified stockholder class action complaint was in the Court of Chancery of the State of Delaware against, among others, FFIE, the Co-CEOs and independent directors of PSAC, and certain third-party advisors to PSAC, alleging breaches of fiduciary duties, and aiding and abetting those alleged breaches, in connection with disclosures and stockholder voting leading up to the Business Combination (the “Cleveland Class Action”), which lawsuit was subsequently consolidated with the Yun Class Action (the “Consolidated Delaware Class Action”) . Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims.
Additionally, on September 19, 2022, FF Global, an indirect stockholder of FFIE, filed a lawsuit in the Chancery Court of the State of Delaware against FFIE, seeking the removal of Ms. Susan Swenson and Mr. Brian Krolicki from the Board. On September 27, 2022, the case was dismissed without prejudice pursuant to an agreement between FF Global and FF Top (the “Heads of Agreement”). Shortly following the execution of the Heads of Agreement, FF Global began making additional demands of the Company which were beyond the scope of the terms contemplated by the Heads of Agreement and pertained to, among other things, the Company’s management reporting lines and certain governance matters. On September 30, 2022, FF Global alleged that the Company was in material breach of the spirit of the Heads of Agreement. The Company believes it has complied with the applicable terms of the Heads of Agreement, and disputes any characterization to the contrary. Such disputes divert management and Board resources and are costly. There can be no assurance that this or any other dispute between the Company and FF Global will not result in litigation. On October 3, 2022, Ms. Swenson and Mr. Scott Vogel, a member of the

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Board, tendered their resignation from the Board effective immediately. On October 3, 2022, Mr. Jordan Vogel also tendered his resignation from the Board effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately.
Governance Matters
Following the completion of the Special Committee investigation through the date hereof, the Company and certain of its directors and officers have received numerous e-mail communications from a group of self-described “employee whistleblowers” and from various individuals and entities who represented themselves as current investors of the Company. These communications have included various allegations (including, for example, that certain directors have conspired to push the Company into bankruptcy for their own personal gain) and requests for certain organizational and governance changes. The Company engaged an independent law firm to conduct a thorough independent external investigation with respect to these allegations. The independent investigation found that all such allegations have been without merit. In September 2022, certain members of the Board received threats of physical violence and death threats, which the Company has referred to appropriate law enforcement authorities, including state and local police, the Federal Bureau of Investigation, the SEC, the DOJ and relevant international authorities.
Other Legal Matters
As of December 31, 2022 and 2021, the Company had accrued legal contingencies of $18.9 million and $16.9 million, respectively, recorded within Accrued expenses and other current liabilities for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable. For the legal matters involving third party vendors, such as suppliers and equipment manufacturers, the Company recorded an accrual in Accounts payable in the Consolidated Balance Sheets based on the amount invoiced by such vendors, which represents the minimum amount of loss out of the range of potential outcomes in accordance with ASC 450-20-30-1.
During the year ended December 31, 2022, the Company settled a legal dispute for breach of lease under which the Company was named a co-defendant, in a civil action case filed in the Superior Court of the State of California for the County of Santa Clara by Han’s San Jose Hospitality, LLC, which was seeking damages including unpaid rent, future unpaid rent, unpaid expenses, and unpaid taxes related to the lease for a total of $6.4 million. Pursuant to the settlement agreement, the Company agreed to pay $1.8 million in cash in January 2022 and an additional $3.4 million plus 5% interest in October 2022 and was liable for the remainder of the settlement, in the amount of $1.2 million, in the event the co-defendants failed to make the payment in January 2022. In January 2022, the Company made the initial settlement payment of $1.8 million and was relieved of the liability of $1.2 million. The Company failed to make the $3.4 million and interest payments in October 2022. On October 26, 2022, the plaintiff filed a motion to enforce the settlement agreement in the Superior Court of the State of California for the County of Santa Clara, seeking no material additional damages. On December 22, 2022, the court granted the plaintiff’s motion to enforce the settlement. As of December 31, 2022, the balance of $3.4 million was included in Accrued expense and other current liabilities on the Consolidated Balance Sheet. On January 3, 2023, the plaintiff served the parties notice of entry of the order. On January 19, 2023, the court issued judgment in the amount of approximately $3.5 million and a writ of execution. On February 9, 2023, the Company paid $3.6 million consisting of payment in full for the outstanding judgment and accrued interest. Additionally, the Company made a payment of approximately $0.2 million on behalf of an indemnified co-defendant in connection with money seized from such indemnified co-defendant’s bank account. The Company expects to receive such indemnification payment returned to it upon the release of such seizure.
On January 30, 2023, Riverside Management Group, LLC (“Riverside”) filed a verified complaint seeking to enforce its alleged contractual right to the advancement of all reasonable costs and expenses, including attorneys’ fees, it has and will incur as a named defendant in the Consolidated Delaware Class Action under its October 13, 2020 Transaction Services Agreement with FFIE and Property Solutions Acquisition Sponsor, LLC (the “TSA”), pursuant to which Riverside provided PSAC with advisory services in connection with the PSAC/Legacy FF merger. In addition to seeking the advancement of such costs and expenses, Riverside also seeks an award of its attorneys’ fees and costs incurred in enforcing its alleged advancement rights under the TSA, and has concurrently filed a Motion for Expedited Proceedings, requesting that trial of the action be conducted on a summary basis and commence within 30 days of the motion’s disposition. The Company entered into a Stipulation and Order with Riverside under which it would conditionally advance Riverside the reasonable attorneys’ fees and costs it incurs in defense of the Consolidated Delaware Action, subject to, and in express reservation of, the Company’s right to recover all such fees and expenses following disposition of the Consolidated Delaware Class Action. Given the early stages of the legal

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
Other than disclosed herein, as of the date hereof FF is not a party to any legal proceedings the outcome of which, if determined adversely to FF, would individually or in the aggregate be reasonably expected to have a material adverse effect on FF’s business, financial condition, or results of operations.
Special Committee Investigation
As previously disclosed on November 15, 2021, the Board established a special committee of independent directors (“Special Committee”) to investigate allegations of inaccurate Company disclosures, including those made in an October 2021 short seller report and whistleblower allegations, which resulted in FFIE being unable to timely file its third quarter 2021 Quarterly Report on Form 10-Q, Annual Report on Form 10-K for the year ended December 31, 2021, first quarter 2022 Quarterly Report on Form 10-Q and amended Registration Statement on Form S-1 (File No. 333-258993). The Special Committee engaged outside independent legal counsel and a forensic accounting firm to assist with its review. On February 1, 2022, FFIE announced that the Special Committee completed its review. On April 14, 2022, FFIE announced the completion of additional investigative work based on the Special Committee’s findings which were performed under the direction of the Executive Chairperson, reporting to the Audit Committee. In connection with the Special Committee’s review and subsequent investigative work, the following findings were made:

In connection with the Business Combination, statements made by certain Company employees to certain investors describing the role of Mr. Yueting Jia, the Company’s founder and former CEO, within the Company were inaccurate and his involvement in the management of the Company post-Business Combination was more significant than what had been represented to certain investors.

●
The Company’s statements leading up to the Business Combination that it had received more than 14,000 reservations for the FF 91 vehicle were potentially misleading because only several hundred of those reservations were paid, while the others (totaling 14,000) were unpaid indications of interest.

●	Consistent with FFIE’s previous public disclosures regarding identified material weaknesses in its internal control over financial reporting, the Company’s internal control over financial reporting requires an upgrade in personnel and systems.

●	The Company’s corporate culture failed to sufficiently prioritize compliance.

●	Mr. Jia’s role as an intermediary in leasing certain properties which were subsequently leased to the Company was not disclosed in FFIE’s corporate housing disclosures.

●	In preparing FFIE’s related party transaction disclosures, the Company failed to investigate and identify the sources of loans received from individuals and entities associated with Company employees.
 In addition, the investigation found that certain individuals failed to fully disclose to individuals involved in the preparation of FFIE’s SEC filings their relationships with certain related parties and affiliated entities in connection with, and following, the Business Combination, and failed to fully disclose relevant information, including but not limited to, information in connection with related parties and corporate governance to FFIE’s former independent registered public accounting firm PricewaterhouseCoopers LLP.

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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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

Based on the results of the Special Committee investigation and subsequent investigative work described above, the Board approved the following remedial actions designed to enhance oversight and corporate governance of the Company:

●	the appointment of Susan Swenson, a former member of the Board, to the then newly created position of Executive Chairperson of FF.

●	Dr. Carsten Breitfeld, FF’s former Global CEO, reporting directly to Ms. Swenson and receiving a 25% annual base salary reduction;

●
the removal of Mr. Jia as an executive officer, although continuing in his position as Chief Product & User Ecosystem Officer of FFIE. Certain dual-reporting arrangements were eliminated with respect to Mr. Jia, and he is required to report directly to Ms. Swenson, a non-independent director nominated by FF Top. Please see “Risk Factors–Risks Related to FF’s Business and Industry–Yueting Jia and FF Global, over which Mr. Jia exercises significant influence, have control over the Company’s management, business and operations, and may use this control in ways that are not aligned with the Company’s business or financial objectives or strategies or that are otherwise inconsistent with the Company’s interests. Such significant influence may increase if and to the extent the current members of the Board and management are removed and replaced with individuals who are aligned with Mr. Jia and/or FF Global.” Mr. Jia also received a 25% annual base salary reduction, and his role was limited from a policy-making position to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and Advanced R&D technology. On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s remaining departments continue to report to Mr. Xuefeng. On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s remaining departments continue to report to Mr. Xuefeng Chen. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act;

●
Matthias Aydt, then Senior Vice President, Business Development and Product Definition and a director of FFIE, and currently Senior Vice President, Product Execution and a director of FFIE, being placed on probation as an executive officer for a six-month period, during which period he remained a non-independent member of the Board, which probationary period has since ended;

●	the appointment of Jordan Vogel as Lead Independent Director; certain changes to the composition of Board committees, including Brian Krolicki stepping down from his role as Chairman of the Board and Chair of the Nominating and Corporate Governance Committee and becoming a member of the Audit and Compensation Committees of the Board; Jordan Vogel stepping down from the Nominating and Corporate Governance Committee; and Scott Vogel becoming the Chair of the Audit Committee and the Nominating and Corporate Governance Committee of the Board;

●	the suspension without pay of Jiawei (“Jerry”) Wang, FFIE’s former Vice President, Global Capital Markets, who subsequently notified the Board of his decision to resign from FF on April 10, 2022;

●	the assessment and enhancement of FF’s policies and procedures regarding financial accounting and reporting and the upgrading of FF’s internal control over financial accounting and reporting, including by hiring additional financial reporting and accounting support, in each case at the direction of the Audit Committee;

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

●	the implementation of enhanced controls around FF’s contracting and related party transactions, including regular attestations by FF’s employees with authority to bind FF to contracts and related party transactions, for purposes of enabling FF to make complete and accurate disclosures regarding related party transactions;

●
hiring of a Compliance Officer with the title of Deputy General Counsel (hired in March 2023), who will report on a dotted line to the Chair of the Audit committee, and a Director of Risks and Internal Controls; and assessing and enhancing FF’s compliance policies and procedures;

●	the implementation of a comprehensive training program for all directors and officers regarding, among other things, internal FF policies;

●	the separation of Jarret Johnson, FF’s Vice President, General Counsel and Secretary; and

●	certain other disciplinary actions and terminations of employment with respect to other FF employees (none of whom is an executive officer).
As of February 27, 2023, FF is continuing to implement certain of the remedial actions approved by the Board. However, certain of these remedial actions are no longer in effect and no assurance can be provided that those remedial measures that continue to be implemented will be implemented in a timely manner or at all, or will be successful to prevent inaccurate disclosures in the future. Please see “Risk Factors – Risks Related to FF’s Business and Industry – FF is taking remedial measures in response to the Special Committee findings. There can be no assurance that such remedial measures will be successful. In addition, there can be no assurance that such remedial measures will be fully implemented in light of the recent corporate governance agreements with FF Top and FF Global and the recent assessment by the Board of FF’s management structure, including management roles, responsibilities and reporting lines.” However, pursuant to the Heads of Agreement, FF has implemented certain governance changes that impact certain of the above-discussed remedial actions. On October 3, 2022, Ms. Swenson tendered her resignation from her role as both Executive Chairperson and member of the Board effective immediately. In addition, on October 3, 2022, Mr. Scott Vogel resigned from the Board effective immediately and Mr. Jordan Vogel resigned effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately. On December 15, 2022, Mr. Lee Liu tendered his resignation from the Board, which resignation was effective on December 18, 2022. On December 18, 2022, Mr. Jie Sheng was appointed to the Board, effective immediately, following the resignation of Mr. Liu. On December 25, 2022, Mr. Edwin Goh tendered his resignation from the Board, which resignation was effective on December 26, 2022. On December 27, 2022, Ms. Ke Sun was appointed to the Board, effective immediately, following the resignation of Mr. Goh. Mr. Sheng and Ms. Sun are designees of FF Top pursuant to the Amended Shareholder Agreement. On December 26, 2022, Dr. Carsten Breitfeld tendered his resignation from the Board, which resignation was effective immediately. On December 27, 2022, Mr. Xuefeng Chen was appointed to the Board, effective immediately, following the resignation of Dr. Breitfeld. On January 20, 2023, Mr. Qing Ye tendered his resignation from the Board, which resignation was effective immediately. Mr. Ye remains a consultant of the Company as an independent contractor until November 18, 2023, at which time both parties will mutually reassess the relationship. On January 25, 2023, Mr. Chui Tin Mok was appointed to the Board, effective immediately, following the resignation of Mr. Ye. See “Management – Governance Agreement with FF Top and FF Global” for more information.

Subsequent to FFIE announcing the completion of the Special Committee investigation on February 1, 2022, FFIE, certain members of the management team and employees of FFIE received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation. FFIE, which had previously voluntarily contacted the SEC in connection with the Special Committee investigation in October 2021, is cooperating fully with the SEC’s investigation. The outcome of such an investigation is difficult to predict. FF has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, FF is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss. In addition, in June 2022, FF received a preliminary request for information from the DOJ in connection with the matters that were the subject of the Special Committee investigation. FF has responded to that request and intends to fully cooperate with any future requests from the DOJ.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Vendor Trust
FF has been involved in litigation with contractors and suppliers when FF failed to make overdue payments due to cash constraints FF faced, certain of which were settled through the Vendor Trust FF established on April 29, 2019. In exchange for contributing accounts receivable to the Vendor Trust, the participating vendors were required to refrain from bringing legal claims regarding any overdue payment and forbear from exercising remedies on any payables tendered to and accepted by the Vendor Trust. FF’s suppliers and contractors holding aggregate past due payables of approximately $116.1 million contributed payables to the Vendor Trust in exchange for interests in the Vendor Trust. Certain FF suppliers and contractors also ultimately received interests in the Vendor Trust related to approximately $8.4 million of purchase orders for goods and services to be provided in the future. During September and October 2020, FF paid an aggregate of $4.5 million to the Vendor Trust, thus reducing the aggregate past due principal payables and purchase orders held by the Vendor Trust to approximately $136.6 million. In the fourth quarter of 2020, the Vendor Trust agreed to amend the agreement governing the satisfaction of interests in the Vendor Trust to permit the conversion of the interests in the Vendor Trust to equity interests in PSAC in connection with the Business Combination. In June 2021, FF and the Vendor Trust further agreed to allow the holders of interests in the Vendor Trust to elect to receive up to $10.0 million in cash in the aggregate upon closing of the Business Combination, which would reduce on a dollar-for-dollar basis the number of equity interests to be issued to such holders in satisfaction of their interests in the Vendor Trust. Fifty-three (53) of the holders of interests in the Vendor Trust elected to participate in the $10.0 million cash distribution at the closing of the Business Combination, and the remaining interests in the Vendor Trust were settled through the conversion of interests into Class A Common Stock and payment of cash at the closing of the Business Combination.
The Palantir License
In July 2021, the Company and Palantir entered into a master agreement that sets forth the terms of the Palantir’s platform hosting arrangement which is expected to be used as a central operating system for data and analytics. Palantir invested $25.0 million in the Company through the PIPE Financing and became a shareholder of the Company. Under the platform hosting agreement, the Company committed to pay a total of $47.0 million of hosting fees over a six-year term, $5.3 million of which was paid during the year ended December 31, 2021. No payments were made during 2022. The software is cloud hosted for the entirety of the subscription term and the Company cannot take possession of the software. Accordingly, the Company determined that the subscription agreement represents a hosting arrangement that is a service contract. The Company amortizes the hosting costs on a straight-line basis over the agreement term.
Unconditional Contractual Obligations
An unconditional contractual obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances). As of December 31, 2022, we estimate FFIE’s total unconditional contractual commitments, including purchases of inventory, tooling, machinery and equipment as well as items to be used in research and development activities; lease minimum payments and other contractual commitments, totaling $383.6 million, which included $282.3 million for the year ended December 31, 2023, $33.8 million for the two years ended December 31, 2025, $21.6 million for the two years ended December 31, 2027 and $45.9 million thereafter.

The $282.3 million unconditional contractual obligations for the year ended December 31, 2023 included $243.8 million of open purchase orders. Although open purchase orders are generally considered enforceable and legally binding, some of the Company’s purchase orders gives it the option to cancel, reschedule and/or adjust its requirements based on its business needs prior to the delivery of goods or performance of services and to inspect and reject products, for example, if they do not comply with its specifications. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
14. Stockholders’ Equity
The number of authorized, issued and outstanding stock, were as follows:

	December 31, 2022
	Authorized Shares	Issued Shares
Preferred Stock	10,000,000	—
Class A Common Stock	815,000,000	563,346,216
Class B Common Stock	75,000,000	64,000,588
	900,000,000	627,346,804

	December 31, 2021
	Authorized Shares	Issued Shares	Shares to be Issued	Total Issued and to be Issued Shares
Preferred Stock	10,000,000	—	—	—
Class A Common Stock	750,000,000	168,693,323	89,152,130	257,845,453
Class B Common Stock	75,000,000	—	64,000,588	64,000,588
	835,000,000	168,693,323	153,152,718	321,846,041
Commitment to Issue Class A and Class B Common Stock
Former stockholders and noteholders of Legacy FF were required to submit a signed company share letter of transmittal or converting debt letter of transmittal along with a lock-up agreement to the Company’s transfer agent in order for shares of the Company to be issued in their name in exchange for their shares in, notes from, vendor trust or other supplier agreements with Legacy FF. As of December 31, 2022 and 2021, the Company’s transfer agent has issued 627,346,804 and 168,693,323 legally outstanding shares, respectively. Until the holder of the right to receive shares of the Company’s Class A Common Stock is issued shares, that holder does not have any of the rights of a stockholder. During the year ended December 31, 2022, the Company issued 89,152,131 shares of Class A Common Stock and 64,000,588 shares of Class B Common Stock in full satisfaction of its commitment to issue Class A and Class B Common Stock.
Amendments to the Company’s Certificate of Incorporation
On the Closing Date of the Business Combination, the Company’s shareholders adopted the Company’s Second Amended and Restated Certificate of Incorporation. The amendment set forth the rights, privileges, and preferences of the Company’s Class A Common Stock and Class B Common Stock (collectively “Common Stock”). The amendment authorizes the issuance of 10,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company’s Board of Directors are empowered, without stockholder approval, to issue the Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock; provided that any issuance of Preferred Stock with more than one vote per share will require the prior approval of the holders of a majority of the outstanding shares of Class B Common Stock.
At a special meeting of the Company’s stockholders held on November 3, 2022, stockholders approved, among other things, an increase to the number of the Company’s authorized shares from 825,000,000 to 900,000,000. On November 22, 2022, the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the increase.
A special meeting of the Company’s stockholders held on February 28, 2023, the Company’s stockholders approved a further increase to the number of the Company’s authorized shares of Class A Common Stock from 815,000,000 to
1,690,000,000, increasing the Company’s total number of authorized shares of Common Stock and preferred stock from
900,000,000 to 1,775,000,000. On March 1, 2023, the Company filed an amendment to its Second Amended and Restated

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect such amendment.
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
A “Qualifying Equity Market Capitalization” is defined as at the end of any 20 consecutive trading days, the Company has a volume weighted average total equity market capitalization of at least $20.0 million as determined by multiplying the average closing sale price per share of Class A Common Stock on the NASDAQ at the time of determination by the then total number of issued shares of Class A Common Stock, Class B Common Stock and other shares of the Company.
Pursuant to the Amended Shareholder Agreement, as further described in Note 18, Subsequent Events, FF Top informed the Company that it expects the Company will submit a proposal to the Company stockholders for approval to amend the Amended and Restated Charter to provide that (i) the voting power of the Company’s Class B Common Stock, of which FF Global owns all outstanding shares, will be 10 votes per share and (ii) the voting power of the Company’s Class B Common Stock will increase from 10 votes per share to 20 votes per share following the occurrence of a Qualifying Equity Market Capitalization, as expected to be amended.
Pursuant to the Amended Shareholder Agreement, the definition of a Qualifying Equity Market Capitalization is expected to be defined as FFIE, at the end of any 20 consecutive trading days, has a volume weighted average total equity market capitalization of at least $3.0 billion (which replaced the previous amount of $20.0 billion) as determined by multiplying the average closing sale price per share of Class A Common Stock on the Nasdaq (or such other securities exchange on which PSAC’s securities are then listed for trading) at the time of determination by the then total number of issued shares of Class A Common Stock, Class B Common Stock and other shares of FFIE.
Conversion
Shares of Class B Common Stock have the right to convert into shares of Class A Common Stock at any time at the rate of one share of Class A Common Stock for each share of Class B Common Stock; however, FF Top has agreed not to convert its shares of Class B Common Stock into shares of Class A Common Stock in connection with the special meeting of stockholders held on February 28, 2023, after which, FF Top may again convert the shares Class B Common Stock it holds at any time. Class A Common Stock does not have the right to convert into Class B Common Stock.
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
Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2022 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
SPA Warrants(1)	346,453,115	$0.23	Various through September 23, 2029
ATW NPA Warrants(2)	76,804,450	$0.23	Various through August 10, 2028
Other warrants	29,454,593	$0.23	August 5, 2027
Public Warrants(3)	23,540,988	$11.50	July 21, 2026

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

Private Warrants(4)	111,131	$11.50	July 21, 2026
Total	476,364,277
(1) The warrants were issued pursuant to the SPA and recorded at fair value at each issuance date and at each reporting date.
(2) The ATW NPA Warrants were exercised in full after the balance sheet date (see Note 18, Subsequent Events).
On September 23, 2022, the Company and Purchasers of the ATW NPA Notes entered into an agreement to place a total of 31,118,718 outstanding warrants related to the Optional Notes and the June 2021 Notes (see Note 10, Notes Payable) into a warrant reserve with an exercise price now set to $0.6427 per warrant (“Warrant Reserve”). Upon the completion of certain milestones and conditions, the Company may elect a forced conversion clause settleable in cash through January 23, 2023 on the warrants, requiring the warrant holders to exercise their warrants on a cash basis in exchange for newly issued shares of the Company’s Class A Common Stock. The aggregate exercise price of the Warrant Reserve is $20,000. The remaining outstanding warrants not in the Warrant Reserve but also issued pursuant to the Optional Notes and the June 2021 Notes totaling 29,158,364 warrants, are agreed to have their exercise price set at $0.50 per warrant. As described in Note 18, Subsequent Events, the holders exercised all ATW NPA Warrants and as a result the Company’s right to force the exercise of such warrants terminated.
The amendment of the warrants issued pursuant to the Optional Notes and the June 2021 Notes, which set the exercise price to $0.50 per warrant, resulted in the recognition of expense of $1,238 in Change in fair value measurements in the unaudited Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022.
(3) During 2022, PSAC Sponsor transferred 563,420 Private Warrants to unaffiliated third-party purchasers on the open market. Upon such transfer the transferred warrants became subject to identical terms to the Public Warrants underlying the units offered in the initial public offering of PSAC. Therefore, upon their transfer the Company classified the warrants to APIC at their fair value.
(4) The Private Warrants are recorded in Other liabilities, less current portion in the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021.

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
Conversion of Related Party Notes Payable and Notes Payable Prior to the Business Combination
On May 13, 2021, related party notes payable with aggregate principal amounts of $90.9 million and accrued interest of $43.5 million were converted into shares of Legacy FF convertible preferred stock and on July 21, 2021, the convertible preferred stock was converted into a commitment to issue 10,888,580 shares of Class A Common Stock upon the Closing of the Business Combination. Prior to the Business Combination, the Company converted: (i) related party notes payable with a principal amount of $130,479 and accrued interest of $30.0 million into the commitment to issue 11,566,196 shares of Class A Common Stock; and (ii) notes payable with a principal balance of $75.1 million and accrued interest of $23.3 million into the commitment to issue 7,823,306 shares of Class A Common Stock.
Conversion of Liabilities as Part of the Business Combination

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

In conjunction with the closing of the Business Combination, the Company paid $140.0 million in cash and committed to issue 24,464,994 shares of Class A Common Stock to settle liabilities of the Company and to compensate active and former employees, as further described in Note 3, Business Combination.
Insufficient Authorized Shares
From time to time, certain of the Company’s equity-linked financial instruments may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to the Company having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. In such case, the Company applies a sequencing policy under ASC 815-40, Contracts in Entity’s Own Equity, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary due to the Company’s inability to demonstrate it has sufficient authorized shares to settle the equity-linked financial instrument in shares, the Company will reclassify contracts that have overlapping settlement dates with the latest inception date as derivative instruments. The contracts reclassified as derivative instruments are recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification were settled or the Company has sufficient authorized, unissued shares to settle such contracts with shares. The Company has elected to apply the same sequencing policy for share-based compensation arrangements if the Company granted share-based payment arrangements where the Company may have insufficient shares to settle the contract.
As of December 31, 2022, the Company reclassified the earnout shares from equity classification to liability classification as a result of the Company having insufficient authorized shares to share-settle the earnout, which was previously determined to be equity classified under ASC 815-40. As a result of the reclassification, the Company reclassified $2.25 million out of additional paid-in capital into the earnout liability, which is included in Other current liabilities on the Consolidated Balance Sheet as of December 31, 2022.
As of December 31, 2022, the Company reclassified 53,820,670 shares of outstanding share-based payment arrangements from equity classification to liability classification as a result of the Company having insufficient authorized shares to settle the share-based payment arrangements when the awards vest or is exercised. As a result of the reclassification, the Company reclassified an amount of $4.0 million out of additional paid-in capital into share-based payment liability, which is included in Other current liabilities on the Consolidated Balance Sheet as of December 31, 2022.
15. Stock-Based Compensation
2021 SI Plan
In July 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 SI Plan”). The 2021 SI Plan allows the Board of Directors to grant up to 49,573,570 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for the Company’s Class A Common Stock to employees, directors, and non-employees. The number of shares of Class A Common Stock available under the 2021 SI Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022, and continuing until (and including) the calendar year ending December 31, 2031. Annual increases are equal to the lesser of (i) 5 percent of the number of shares of Class A Common Stock issued and outstanding on December 31 of the immediately preceding fiscal year and (ii) an amount determined by the Board of Directors. As of the date of issuance of the Consolidated Financial Statement, the Board of Directors is evaluating the timing and extent of such increases.
As of the effective date of the 2021 SI Plan, no further stock awards have been or will be granted under the EI Plan or STI Plan (defined below).
As of December 31, 2022 and 2021 the Company had 25,057,455 and 49,573,570 shares of Class A Common Stock available for future issuance under the 2021 SI Plan.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Option Awards
A summary of the Company’s stock option activity under the SI Plan is as follows (dollars in thousands except weighted average exercise price):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	—	$—
Granted	8,633,607	$3.04
Exercised	—
Cancelled/forfeited	(1,987,155)	3.96
Outstanding as of December 31, 2022	6,646,452	$2.76	8.97	$—

Exercisable as of December 31, 2022	2,675,027	1.85	8.38	—
As of December 31, 2022, the total unrecognized stock-based compensation expense for stock options granted under the SI Plan was $2.6 million, which is expected to be recognized over a weighted average period of 2.87 years.
The weighted-average assumptions used in the Black-Scholes option pricing model for awards granted during the year ended December 31, 2022 are as follows:

2022
Risk-free interest rate:	2.73%
Expected term (in years):	6.99
Expected volatility:	67.00%
Dividend yield:	0%
Grant date fair value per share	$3.19
The total grant date fair value of options vested during the year ended December 31, 2022 was $2.7 million.

Restricted Stock Units

A summary of the Company’s RSU activity under the SI Plan is as follows:

		Shares	Weighted Average Fair Value
Outstanding as of December 31, 2021		—	$—
Granted		29,247,487	$0.87
Released		(10,015,141)	$0.40
Forfeited		(1,362,683)	$1.30
Outstanding as of December 31, 2022	(1)	17,869,663	$1.09

(1)     The Company’s subsidiaries in China have employees who are citizens of People’s Republic of China (PRC). Pursuant to the regulation Circular 78 and Circular 7 issued by the Central State Administration of Foreign Exchange of PRC (“SAFE”), we cannot release vested RSUs to it’s PRC citizen employees before they have completed the required SAFE registration with a dedicated account set up for each of them to repatriate proceeds back to China under the SAFE. As a result, 1,448,697 RSUs of the Company’s PRC citizens employees vested in 2022 were included in the outstanding RSUs at December 31, 2022 as unreleased RSUs because those employees did not complete the SAFE registration process.
As of December 31, 2022, the total unrecognized stock-based compensation expense for RSUs granted under the SI Plan was $9.5 million which is expected to be recognized over a weighted average period of 3.18 years.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The total fair value of RSUs vested during the year ended December 31, 2022 was $6.0 million.

As further described in Note 2, Liquidity and Capital Resources and Going Concern, during 2022 management had been undertaking certain cash conservation measures directed toward achieving start of production of the FF 91 with available and secured funds. As part of these measures, in October 2022, management implemented the Crowd Entrepreneurship – 2022 RSU Project (“CEP”), according to which employees were granted 9,094,405 RSUs, fully vested on December 31, 2022 subject to continued employment with the Company. The RSUs were granted in lieu of at least a 25% reduction in salary from November 1, 2022 to December 31, 2022, subject to certain laws and regulations.

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
A summary of the Company’s stock option activity under the EI Plan is as follows (dollars in thousands except weighted average exercise price):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	30,402,801	$2.45	8.75	$885
Granted	5,287,031	4.74
Exercised	(2,757,671)	2.30		7,740
Expired/forfeited	(969,240)	3.65
Outstanding as of December 31, 2021	31,962,921	$2.81	7.77	$86,075
Granted	—	—
Exercised	(1,606,795)	2.52		3,658
Expired/forfeited	(6,933,850)	2.58		8,784
Outstanding as of December 31, 2022	23,422,276	$2.83	6.92	$22

Exercisable as of December 31, 2022	16,013,998	$2.63	6.62	$21

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The weighted-average assumptions used in the Black-Scholes option pricing model for awards granted during the year ended December 31, 2021 are as follows:

2021
Risk-free interest rate:	0.79%
Expected term (in years):	6.05
Expected volatility:	42.10%
Dividend yield:	0.00%
The total grant date fair value of options vested during the years ended December 31, 2022 and 2021 was $6.5 million and $7.0 million, respectively.
As of December 31, 2022, the total unrecognized stock-based compensation expense for stock options granted under the EI Plan was $6.1 million which is expected to be recognized over a weighted average period of 2.3 years.
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
On January 27, 2021, in conjunction with entering into a service agreement with its lessor of the facility located in Hanford, California, the Company issued 399,553 fully-vested options with an exercise price of $2.767 per share. In the event that the intrinsic value of the option is less than the accrued outstanding rent payments of $0.9 million upon close of the Business Combination, the Company will pay the lessor the difference in a single cash payment, otherwise, the accrued outstanding rent will be deemed paid. Upon close of the Business Combination, the intrinsic value of the option was more than the accrued outstanding rent payments and therefore the accrued outstanding rent was deemed paid.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
A summary of the Company’s stock option activity under the STI Plan is as follows (dollars in thousands except weighted average exercise price):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	6,490,208	$2.49	9.26	$1,174
Granted	5,516,399	7.82
Exercised	(1,630,925)	2.54		8,807
Expired/forfeited	(848,955)	2.68
Outstanding as of December 31, 2021	9,526,727	$5.55	8.01	$13,905
Granted	—	$—
Exercised	(2,181,335)	2.50		1,468
Expired/forfeited	(1,726,880)	7.78
Outstanding as of December 31, 2022	5,618,512	$6.34	6.94	$—

Exercisable as of December 31, 2022	1,181,230	$3.96	6.20	$—
The Company elected to use the contractual term of non-employee options awarded under the STI Plan as the expected term. The weighted-average assumptions used in the Black-Scholes option pricing model for awards granted during the year ended December 31, 2021 are as follows:

2021
Risk-free interest rate:	1.39%
Expected term (in years):	9.06
Expected volatility:	35.86%
Dividend yield:	0.00%
The total grant date fair value of options vested during the years ended December 31, 2022 and 2021 was $0.1 million and $3.1 million, respectively.
As of December 31, 2022, the total unrecognized stock-based compensation expense for stock options granted under the STI Plan was $1.3 million, which is expected to be recognized over a weighted average period of approximately 3.5 years.

Stock-based compensation expense
The following table presents stock-based compensation expense for all of the Company’s SI Plan, EI Plan, STI Plan and Common Units of FF Global Partners LLC included in each respective expense category in the Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31 (dollars in thousands):

	2022	2021
Research and development	$13,118	$4,001
Sales and marketing	1,744	1,185
General and administrative	2,791	6,159
	$17,653	$11,345

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Restricted Stock Awards for Employee Bonus
On July 21, 2021, in connection with the closing of the Business Combination, the Company issued 1,404,459 restricted stock awards (“RSAs”) with a grant date fair value of $13.78 per share as a bonus to employees and other service providers. The restricted stock awards vest 90 days from the grant date. As of December 31, 2021, 53,489 of these restricted stock awards had been forfeited.
The following table presents stock-based compensation expense related to RSAs included in each respective expense category in the Consolidated Statements of Operations and Other Comprehensive Loss for the year ended December 31, 2021 (dollars in thousands):

Restricted stock awards for employee bonus, net	2021
Research and development	$7,613
Sales and marketing	2,310
General and administrative	8,694
$18,617
16. Income Taxes
The provision for income tax consisted of the following (dollars in thousands):

	2022	2021
Current:
Federal	$—	$—
State	2	3
Foreign	59	237
Total current	61	240

Deferred:
Federal	(82,419)	(48,017)
State	(38,560)	(49,894)
Foreign	11,056	(9,956)
Valuation allowance	109,923	107,867
Total deferred	—	—
Total provision	$61	$240
The components of losses before income taxes, by taxing jurisdiction, were as follows for the years ended December 31 (dollars in thousands):

	2022	2021
U.S.	$(510,727)	$(408,520)
Foreign	(41,281)	(107,745)
Total	$(552,008)	$(516,265)

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The provision for income taxes for the years ended December 31, differs from the amount computed by applying the statutory federal corporate income tax rate of 21% to losses before income taxes as a result of the following:

	2022	2021
Federal income tax expense	21.0%	21.0%
State income taxes (net of federal benefit)	5.3%	3.8%
Permanent differences	(1.0)%	(0.1)%
Fair value debt adjustments	(2.7)%	(4.5)%
Disallowed interest	(0.6)%	(0.4)%
Foreign tax rate difference	(0.1)%	(0.2)%
Return-to-provision adjustment	0.4%	(3.1)%
Uncertain tax benefit	(0.7)%	(0.4)
Expiration of tax attributes	(1.7)%	(1.7)%
State tax rate change on deferred taxes	—%	6.4
Valuation allowance	(19.9)%	(20.8)%
Effective tax rate	0.0%	0.0%
The main changes in permanent differences related to fair value adjustments on convertible related party notes payable and notes payable and disallowed interest expense due to embedded features. The main changes in foreign tax rate difference and valuation allowance related to higher foreign losses incurred in 2022.
The tax effects of temporary differences for the years ended December 31, that give rise to significant portions of the deferred tax assets and deferred tax liabilities are provided below (dollars in thousands):

	2022	2021
Deferred Tax Assets:
Net operating losses (“NOL”)	$347,733	$225,339
Research and development credits	4,239	4,240
Accrued liabilities	14,762	16,258
Construction in progress	—	—
Excess interest expense under section 163(j)	—	5,018
Capital losses	3,420	3,420
Amortization	11,284	12,176
Stock-based compensation	3,385	187
Other	897	1,714
Gross deferred tax assets	385,720	268,352
Valuation allowance	(366,349)	(256,413)
Deferred tax assets, net of valuation allowance	19,371	11,939
Deferred Tax Liabilities:
Depreciation	92	(573)
State taxes	(19,463)	(11,366)
Total deferred tax liabilities	(19,371)	(11,939)
Total net deferred tax assets (liabilities)	$—	$—
The Company has recognized a full valuation allowance as of December 31, 2022 and 2021 since, in the judgment of management given the Company’s history of losses, the realization of these deferred tax assets was not considered more likely

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
than not. The valuation allowance was $366.3 million and $256.4 million as of December 31, 2022 and 2021, respectively, with increases attributable to the current year’s provision. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. During 2022 and 2021, the Company evaluated the realizability of its net deferred tax assets based on available positive and negative evidence and concluded that the likelihood of realization of the benefits associated with its net deferred tax assets does not reach the level of more likely than not due to the Company’s history of cumulative pre-tax losses and risks associated with the generation of future income given the current stage of the Company’s business.

As of December 31, 2022, the Company has U.S. federal and foreign net operating loss carryforwards of $1,159.0 million and $67.5 million, respectively, which will begin to expire in 2034 and 2023, respectively. The U.S. federal net operating loss carryforwards of $1,078.5 million generated post the Tax Cuts and Jobs Act may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. The U.S. federal net operating loss carryforwards of $80.5 million generated prior to December 31, 2017 may be carried forward for twenty years. As of December 31, 2022, the Company has California net operating loss carryforwards of $953.1 million, which will begin to expire in 2034.
The Company has no U.S. federal R&D tax credit carryforwards and a state R&D tax credit carryforward of $4.2 million as of December 31, 2022. The U.S. state tax credits do not expire and can be carried forward indefinitely.
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
The Company’s intention is to indefinitely reinvest earnings in all jurisdictions outside the United States. As of December 31, 2022 and 2021, there was no material cumulative earnings outside the United States due to net operating losses and the Company has no earnings and profits in any jurisdiction, that if distributed, would give rise to a material unrecorded liability.
The Company is subject to taxation and files income tax returns with the U.S. federal government, California and China. As of December 31, 2022, the 2017 through 2022 federal returns and 2017 through 2022 state returns are open to exam. The Company is not under any income tax audits. All of the prior year tax returns, from 2017 through 2022, are open under China tax law.
Uncertain Income Tax Position
The aggregate change in the balance of unrecognized tax benefits for the years ended December 31, is as follows (dollars in thousands):

	2022	2021
Beginning balance	$4,997	$2,666
Increase related to current year tax positions	3,810	2,331
Ending balance	$8,807	$4,997
In accordance with ASC 740-10, Income Taxes — Overall, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. No interest and penalties related to the Company’s unrecognized tax benefits was accrued as of December 31, 2022 and 2021, as the uncertain tax benefit only reduced the net operating losses. The Company does not expect its uncertain income tax positions to have a material impact on its consolidated financial statements within the next twelve months. As of December 31, 2022 and

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
2021, the realization of uncertain tax positions were not expected to impact the effective rate due to a full valuation allowance on federal and state deferred taxes.
The following table summarizes the valuation allowance (dollars in thousands):

	2022	2021
Beginning balance	$256,413	$256,413
Increase related to current year tax positions	109,936	—
Ending balance	$366,349	$256,413
17. Net Loss per Share
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
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share as of December 31:

	2022	2021
Convertible SPA notes	43,942,609	—
SPA make-whole provisions	130,180,503	—
SPA warrants	346,453,115	—
Convertible ATW notes	—	9,009,210
ATW NPA warrants	76,804,450	—
Other warrants	29,454,593	4,544,258
Stock-based compensation awards – SI Plan - Options	6,646,452	—
Stock-based compensation awards – SI Plan - RSUs(1)	17,869,663
Stock-based compensation awards – EI Plan	23,422,276	31,962,921
Stock-based compensation awards – STI Plan	5,618,512	9,526,727
Public warrants	23,540,988	22,977,568
Private warrants	111,131	674,551
Total	704,044,292	78,695,235
(1)    The Company’s subsidiaries in China have employees who are citizens of the PRC. Pursuant to the regulation Circular 78 and Circular 7 issued by the Central State Administration of Foreign Exchange of PRC (“SAFE”), we cannot release vested RSUs to its PRC citizen

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
employees before they have completed the required SAFE registration with a dedicated account set up for each of them to repatriate proceeds back to China under the SAFE. As a result, 1,448,697 RSUs of the Company’s PRC citizens employees vested in 2022 were included in the outstanding RSUs at December 31, 2022 as unreleased RSUs because those employees did not complete the SAFE registration process.
18. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Consolidated Financial Statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Consolidated Financial Statements.
Bridge Notes Conversions
Between January 9, 2023 and the date of the filing of this Annual Report on Form 10-K, the Purchasers converted portions of the aggregate principal amount of the outstanding convertible notes of $23.5 million of Bridge Notes principal at a conversion price of $0.89 to $1.05 per share into 78,342,565 shares of Class A Common Stock.

Amended and Restated Shareholder Agreement

On January 13, 2023, the Company entered into an Amended and Restated Shareholder Agreement (the “Amended Shareholder Agreement”) with FF Top, pursuant to which the Company agreed to submit proposals for approval by the Company’s stockholders regarding the following amendments to the Company’s Amended and Restated Charter: (i) an amendment to provide that (a) the voting power of the Class B Common Stock will be 10 votes per share, and (b) the voting power of the Class B Common Stock will increase from 10 votes per share to 20 votes per share immediately following the Company achieving a $3,000,000 equity market capitalization; (ii) an amendment to include in the Amended and Restated Charter FF Top’s right to nominate and propose removal of its designees to the Board pursuant to the Amended Shareholder Agreement; (iii) an amendment to provide stockholders with a written consent right subject to certain conditions, including that FF Top continue to hold a certain number of shares of Common Stock; and (iv) an amendment to require, in the case of amendments to the Amended and Restated Charter or to the Company’s amended and restated bylaws that amend the rights afforded to FF Top pursuant to the Amended Shareholder Agreement, (a) unanimous Board approval, (b) approval by holders of two-thirds of all issued and outstanding shares of Common Stock, voting together as a single class, and (c) approval by holders of a majority of issued and outstanding shares of Class B Common Stock, voting together as a separate class. The Company intends to call a special meeting in March 2023 to obtain stockholder approval of these proposals.

Fifth Amendment to the SPA

On January 25, 2023, FFIE entered into a Limited Consent and Amendment No. 5 to the SPA (“Fifth Amendment”) with FF Simplicity as administrative and collateral agent and Senyun as purchaser, pursuant to which Senyun agreed to purchase 10.0 million in principal amount of additional SPA Notes no later than January 27, 2023, which 10.0 million amount was funded on January 26, 2023. Pursuant to the Fifth Amendment, FFIE also agreed (a) to use commercially reasonable efforts to file an amendment to the Company’s registration statement (File No. 333-268972) no later than January 29, 2023 and to seek effectiveness of such registration statement on or prior to February 10, 2023, which effectiveness notice was received on February 8, 2023 ; (b) to use commercially reasonable efforts to file an additional registration statement on Form S-1 registering the re-sale by Senyun of all remaining shares of Class A Common Stock underlying Senyun’s SPA Notes and SPA Warrants no later than February 10, 2023 and to seek effectiveness of such additional registration statement as promptly as practicable thereafter (which registration statement was eventually filed on February 13, 2023); (c) to honor the conversion notice submitted by Senyun on January 18, 2023, and to reserve sufficient shares of Class A Common Stock to satisfy the conversion and exercise of all of Senyun’s SPA Notes and SPA Warrants to the extent FFIE has sufficient authorized but unissued or uncommitted shares of Class A Common Stock. The notes subjected to the January 18, 2023 conversion notice were issued in February 2023.

Sixth Amendment to the SPA

On February 3, 2023, the Company entered into an amendment to the SPA (“Sixth Amendment”) with FF Simplicity as administrative and collateral agent and Senyun, FF Top, FF Simplicity and other purchasers, pursuant to which the Company secured funding commitments of $135.0 million in exchange for the issuance of senior secured convertible notes (“Tranche C

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Notes”). The funding of such commitments shall be in stages and contingent upon completing certain conditions, as described in the agreement between the parties. The Tranche C Notes constitute SPA Notes and, among others, are issuable at 10% original issue discount and have a $1.05 base conversion price subject to full ratchet anti-dilution price protection and other adjustments as set forth therein, five year interest make-whole (calculated using the greater of (x) $0.21 per share of Common Stock and (y) 90% of the lowest VWAP for the five consecutive trading days ending on the trading day that is immediately prior to the date on which interest is paid in shares of Common Stock), which entitle the lenders to receive all interest that accrued and would have accrued on their converted notes had they been held to maturity, 10% per annum interest rate (or 15% if paid in Common Stock subject to certain conditions). As part of the Sixth Amendment, the Company agreed to issue warrants, which constitute SPA Warrants, to purchase number of shares of Common Stock equal to 33% of such purchaser’s conversion shares, with an exercise price equal to $1.05 per share, subject to full ratchet anti-dilution price protection and other adjustments and a seven year termination date. Each purchaser also has the option to purchase a certain amount of additional notes and warrants from time to time for twelve months from the effective date of the Sixth Amendment (“Tranche D Notes”). The Company received gross proceeds of $70.0 million as part of the Sixth Amendment ($62.2 million net of original issue discount and transaction costs).

Warrant Exchange Agreement

Pursuant to the Sixth Amendment and the Exchange Agreements entered into concurrently therewith between FFIE and holders of ATW NPA Warrants and SPA Warrants (“Exchange Agreements”), (i) the provision under the ATW NPA Warrants and SPA Warrants then-issued that allowed investors to receive the right to purchase additional shares in connection with down round financings was removed, (ii) the ATW NPA Warrants and FF Simplicity’s SPA Warrants then issued, exercisable for an aggregate of 198,129,990 shares of Class A Common Stock, were exchanged for a combination of new warrants, exercisable at $0.23 per share subject to full ratchet anti-dilution price protection and other adjustments, for an aggregate of 42,489,346 shares of Class A Common Stock and new senior secured convertible notes with aggregate principal amount of $25.0 million, and (ii) Senyun’s SPA Warrants then issued, exercisable for an aggregate amount of 276,270,842 shares of Class A Common Stock, were exchanged for a combination of new warrants, each exercisable at $0.2275 per share subject to full ratchet anti-dilution price protection and other adjustments, for an aggregate of 48,000,000 shares of Class A Common Stock and new senior secured convertible notes with aggregate principal amount of $16.0 million (collectively with the notes issued pursuant to clause (ii), the “exchange Notes”). The Exchange Notes are convertible at a conversion rate calculated at the lesser of (a) 90% of the VWAP for the trading day that is immediately prior to the date on which interest is paid in shares of Common Stock or (b) the greater of (x) $0.21 per share of Common Stock and (y) 90% of the average VWAP for the five consecutive trading days ending on the trading day that is immediately prior to the date on which interest is paid in shares of Common Stock. The Exchange Notes will constitute SPA Notes, except: (i) the holders thereof do not have the option under the SPA to purchase certain additional SPA Notes within 24 months from the effective date of the Sixth Amendment; (ii) such notes are not subject to any prepayment premium or penalty applicable to other SPA Notes; (iii) such notes are not subject to an original discount of 10%; and (iv) such notes are not entitled to the most favorable terms granted to other SPA Notes purchased simultaneously or after the purchase of such notes. Such notes are prepayable and redeemable at par at any time by FFIE upon fifteen days’ prior written notice.

Bridge Warrant and ATW NPA Warrant Exercises
Between January 13, 2023 and February 7, 2023, Holders of Bridge Warrants exercised 35,314,752 Bridge Warrants using an exercise price of $0.23 per share into 31,087,999 shares of Class A Common Stock. Between January 13, 2023 and February 7, 2023, the Investors exercised 25,080,851 NPA ATW Warrants using an exercise price of $0.23 per share into 20,040,709 shares of Class A Common Stock. The Company received $4.1 million in cash for proceeds of warrants.

Tranche B SPA Funding

In February 2023, Senyun and a Purchaser affiliated with ATW Partners LLC exercised 20% of their options to purchase additional senior secured notes and SPA Warrants of the Company under the same terms as the Incremental Notes. The Company received gross proceeds of $18.0 million $16.2 million net of original issuance discount) in exchange for such issuances.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Start of Production and Start of Delivery Incentive Plan
On February 16, 2023, the Board approved the Company’s Start of Production and Start of Delivery Incentive Plan (“Incentive Plan”) granting cash bonuses and equity incentive awards to all active employees of the Company upon the commencement of the start of production of the Company’s FF 91 Futurist on or prior to March 31, 2023 and the commencement of the start of delivery of the Company’s FF 91 Futurist on or prior to April 30, 2023. The Company determined that the Incentive Plan does not have a material impact on the Consolidated Financial Statements as of and for the year ended December 31, 2022.
Reporting Lines Restructuring
On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s remaining departments continue to report to Mr. Xuefeng Chen. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act.
Authorized Shares
On February 28, 2023, the Company’s stockholders approved the proposal adopt an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the total number of authorized shares of Common Stock and Preferred Stock from 900,000,000 to 1,775,000,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
FF’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that FF files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on an evaluation of FF’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act, FF’s Global Chief Executive Officer and Interim Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that FF’s disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses in the Company’s internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting

FF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including FFIE’s Global CEO and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).Based on this evaluation, due to the material weaknesses described below, we concluded that the system of internal control over financial reporting was not effective.

FF identified material weaknesses in FF’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

●	FF did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, FF lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, management did not establish formal reporting lines in pursuit of its objectives. Further, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions.

●	FF did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting, due to growth in the business.

●	FF did not design and maintain effective controls for communicating and sharing information between the legal, capital markets, and accounting and finance departments. Specifically, the accounting and finance departments were not consistently provided the complete and adequate support, documentation, and information including the nature of relationships with certain counterparties to record transactions within the financial statements timely, completely and accurately.

These material weaknesses contributed to the following additional material weaknesses:

●	FF did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions. Specifically, FF did not design and maintain controls to timely identify and account for embedded derivatives related to convertible notes, impute interest on related party notes payable with interest rates below market rates, account for failed sale leaseback transactions, and account for warrant instruments.

●	FF did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the period-end financial reporting process addressing areas including financial statement and footnote presentation and disclosures, account reconciliations and journal entries, including segregation of duties, assessing the reliability of reports and spreadsheets used in controls, and the timely identification and accounting for cut-off of expenditures
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
In connection with the Special Committee investigation, and the completion of additional investigative and remedial work based on Special Committee findings, which were performed under the direction of the then newly-appointed Executive Chairperson, reporting to the Audit Committee, additional material weaknesses were identified in FF’s internal control over financial reporting (as disclosed in Note 3 to FF’s consolidated financial statements for the years ended December 31, 2021 and 2020 included in the Company’s Annual Report on Form 10-K filed on May 13, 2022). Specifically, in addition to the material weaknesses described above relating to management not establishing formal reporting lines in pursuit of its objectives as well as maintaining effective controls for communicating and sharing information between the legal, capital markets, and accounting and finance departments, the following material weaknesses were identified:

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
 The material weaknesses identified in connection with the Special Committee investigation resulted in the revision of the Company’s previously filed financial statements as of and for the period ended December 31, 2020 (as disclosed in Note 9 to FF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021) and for the periods ended March 31, 2021 (as disclosed in Note 1 to FFIE’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022) and June 30, 2021 (as disclosed in Note 1 to FFIE’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022) related to notes payable, related party notes payable, accrued interest, related party accrued interest, interest expense, and related party interest expense.

Additionally, each of the material weaknesses described above could result in a material misstatement to substantially all of the Company’s accounts or disclosures.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

Management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. During 2021 and 2022, FF made the following enhancements to the Company’s internal control over financial reporting:

●	FF added finance and accounting personnel to the organization to strengthen our finance and accounting teams. The additional personnel are expected to provide oversight, structure, reporting lines, and additional review over the Company’s disclosures;

●	FF implemented certain new accounting policies and procedures, and an IT system relevant to the preparation of the Company’s financial statements to improve communication of key areas across the different departments at FF and to provide adequate structure, accountability, and segregation of duties;

●	FF appointed Ms. Becky Roof as Interim Chief Financial Officer (CFO) and engaged an affiliate of AlixPartners LLP to accelerate implementation of Special Committee recommendations including, but not limited to remediation of the material weaknesses in internal control over financial reporting (on October 12, 2022, Ms. Roof resigned from FF upon the successful completion of key milestones in FF’s reporting and fundraising activities, and on October 22, 2022, the Company appointed Ms. Yun Han as Chief Accounting Officer and Interim CFO, effective as of October 25, 2022);

●	FF implemented enhanced controls around FF’s related party transactions, including regular attestations;

●	FF removed Mr. Yueting Jia, FF’s founder, as an Executive Officer, although he will continue in his position as Chief Product & User Ecosystem Officer of FFIE, reporting to the Chairperson with his role limited to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and advanced R&D technology (however, as of February 26, 2023, this remedial measure is no longer being implemented as further discussed below);

●	Functions previously dual-reporting to Mr. Jia and Mr. Breitfeld would report only to Ms. Swenson (but Mr. Jia may remain involved in long-term strategy) (and following the resignation of Ms. Swenson on October 3, 2022, all FF management (including Mr. Jia) reported directly or indirectly to the Global CEO of FF (previously Dr. Breitfeld and currently Mr. Xuefeng Chen) indefinitely while the Board continues to evaluate the appropriate FF management reporting lines) (however, as of February 26, 2023, this remedial measure is no longer being implemented as further discussed below); and

●	FF adopted an Insider Investment Reporting Policy to enhance internal reporting of related party transactions.
Our remediation activities are continuing during 2023, although certain of the remedial efforts described above are no longer applicable given recent developments. For instance, Ms. Swenson resigned from the Board on October 3, 2022.

Moreover, effective on February 26, 2023, certain departments within the Company report to both Mr. Jia and Mr. Xuefeng Chen, including the Company’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments report directly to Mr. Jia, while the remaining departments continue to report to Mr. Xuefeng Chen. Further, based on the changes to his responsibilities within FF, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act, and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act. FF has or is planning to put in place processes and controls to mitigate the risks associated with the changes in Mr. Jia’s responsibilities as well as to enhance oversight and corporate governance, including but not limited to:

●	segregating responsibilities and duties in the Company’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments;

●	requiring Board, or a designated committee of the Board, to approve the signing of financing agreements, the hiring, promoting or terminating vice presidents of the Company and above (including additional Section 16 officers), the approval of Company-wide compensation policies;

●
hiring of a Compliance Officer with the title of Deputy General Counsel (hired in March 2023), who will report on a dotted line to the Chair of the Audit committee, and a Director of Risks and Internal Controls; and

●	engaging an external consulting firm to work in the capacity of an internal audit function, who will report on a dotted line to the Chair of the Audit committee.

In addition to the above actions and in view of the governance changes that the Company implemented pursuant to the Heads of Agreement and Amended Shareholder Agreement and otherwise, FF expects to engage in additional activities, including, but not limited to:

●	Continuing to hire key finance and accounting personnel as FF scales and until FF has sufficient technical accounting resources, combined with engaging external consultants to provide support and to assist us in our evaluation of more complex applications of U.S. GAAP and to assist us with documenting and assessing our accounting policies and procedures;

●	Designing and implementing controls in response to the risks of material misstatement to identify and evaluate changes in our business and the impact on our internal controls;

●	Designing and implementing controls for communicating and sharing information between legal, capital markets, and accounting to facilitate transactions being recorded timely and accurately;

●	Designing and implementing formal processes, accounting policies, procedures, and controls supporting certain business processes and our financial close process, including creating standard balance sheet reconciliation templates and journal entry controls assessing the reliability of reports and spreadsheets used in controls; and the timely identification and accounting for cut-off of expenditures;

●	Designing and implementing controls to address the identification of and accounting for certain non-routine, unusual or complex transactions;

●	Designing and implementing controls related to the identification and disclosure of certain arrangements and transactions with related parties;

●	Continuing to implement additional IT systems relevant to the preparation of our financial statements and controls over financial reporting to improve communication of key areas across the different departments at FF and to provide adequate structure, accountability, and segregation of duties; and

●	Designing and implementing IT general controls, including controls over change management, the review and update of user access controls and controls over critical batch jobs and data backups.
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

Notwithstanding the foregoing, as a result of the governance settlement entered into between FF and FF Global described elsewhere in this Annual Report on Form 10-K and other developments, there has been substantial recent turnover in key management personnel, including legal and compliance personnel, as well as substantial changes to the composition of the Board, and further changes may continue to occur substantially concurrently with the completion of the Annual Meeting. See “The composition of FFIE’s Board has changed, and may further change prior to or immediately following completion of the Annual Meeting.” As a result of this turnover in the composition of the Board, there can be no guarantee that the Board as composed in the future will agree with decisions made by the Board at the time of the Special Committee investigation, that they will not identify other areas that require remediation or that they will continue to pursue the remediation measures described above. Loss and turnover of personnel, particularly accounting, finance and legal personnel, may also negatively impact FFIE’s internal controls over financial reporting and other disclosures and our ability to prepare and make timely and accurate public disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Item 9B. Other Information

On March 6, 2023, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with FF Global, effective as of February 1, 2023. Pursuant to the Consulting Agreement, FF Global shall provide consultation and integrate resources to assist the Company in achieving its 2023 strategic goals, including to (i) assist the Company in developing its funding strategy; (ii) assist the Company in developing its value return & management strategy; (iii) consult on and integrate stockholder relations and stockholder resources; (iv) provide support on communications regarding stockholders meetings; (v) develop the Company’s existing stockholder financing strategy, including retail investors and others; (vi) assist the Company in risk management strategy; and (vii) assist in capability build up & operation strategy. The Consulting Agreement has an initial term of 12 months and automatically renews for successive 12 month periods unless earlier terminated in accordance with the terms thereof.

As consideration, the Company shall pay FF Global a monthly fee of $0.2 million per month, due and payable on the last day of each month beginning on March 31, 2023, as well as reimburse FF Global for all reasonable and documented out-of-pocket travel, legal, and other out-of-pocket expenses incurred in connection services pursuant to the Consulting Agreement, (including reasonable fees and disbursements of Consultant’s external legal counsel), which out-of-pocket expenses shall not exceed $0.05 million without the prior written consent of the Company (which consent shall be in the sole and absolute discretion of the Company).

The description of the Consulting Agreement in this Item 9B is qualified in its entirety by reference to the terms of the Consulting Agreement, which is filed as Exhibit 10.63 to this Form 10-K and is incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, our definitive proxy statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2022. This includes information regarding our Code of Business Conduct and Ethics.

Item 11. Executive Compensation

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, our 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, our 2023 Proxy Statement.
Item 13. Certain Relationships and Related Person Transactions
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, our 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, our 2023 Proxy Statement.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description of Exhibits	Incorporation by Reference
2.1+	Agreement and Plan of Merger, dated as of January 27, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Annex A to Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-255027) filed on June 23, 2021
2.2
First Amendment to Agreement and Plan of Merger, dated as of February 25, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.
Exhibit 2.2 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
2.3	Second Amendment to Agreement and Plan of Merger, dated as of May 3, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Exhibit 2.3 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-255027) filed on June 1, 2021
2.4	Third Amendment to Agreement and Plan of Merger, dated as of June 14, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Exhibit 2.4 to Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-255027) filed on June 23, 2021
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of July 12, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Exhibit 2.5 to the Current Report on Form 8-K filed on July 22, 2021.
3.1	Second Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on July 22, 2021.
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company, dated as of November 22, 2022	Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-268722) filed on December 8, 2022
3.3	Amended and Restated Bylaws of the Company	Exhibit 3.2 to the Annual Report on Form 10-K filed on May 13, 2022
4.1*	Description of the Securities
4.2	Specimen Common Stock Certificate	Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
4.3	Specimen Warrant Certificate	Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company	Exhibit 4.5 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021

4.5	Form of Common Stock Purchase Warrant (under Securities Purchase Agreement, dated as of August 14, 2022)	Exhibit 4.1 to the Current Report on Form 8-K filed on August 15, 2022
4.6	Form of Common Stock Purchase Warrant (under Amendment No. 1 to the Securities Purchase Agreement and Convertible Senior Secured Promissory Notes, dated as of September 23, 2022)	Exhibit 4.1 to the Current Report on Form 8-K filed on September 26, 2022
4.7	Form of Adjustment Warrant (under Amendment No. 1 to Securities Purchase Agreement and Convertible Senior Secured Promissory Notes, dated as of September 23, 2022)	Exhibit 4.2 to the Current Report on Form 8-K filed on September 26, 2022
4.8	Form of Tranche C Warrant (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 4.1 to the Current Report on Form 8-K filed on February 6, 2023
4.9	Form of Replacement Warrant (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 4.2 to the Current Report on Form 8-K filed on February 6, 2023
10.1	Amended and Restated Registration Rights Agreement between the Company and certain holders identified therein	Exhibit 10.1 to the Current Report on Form 8-K filed on July 22, 2021.
10.2	Form of Subscription Agreement between the Company and the subscribers party thereto	Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.3	Amended and Restated Shareholder Agreement dated as of January 13, 2023, by and between the Company and FF Top Holding LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2023
10.4	Form of Support Agreement between FF Intelligent Mobility Global Holdings Ltd. and FF Top Holding Limited.	Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.5	Form of Support Agreement between FF Intelligent Mobility Global Holdings Ltd. and Season Smart Limited.	Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.6	Form of Support Agreement between FF Intelligent Mobility Global Holdings Ltd. and Founding Future Creditors Trust.	Exhibit 10.14 to Registration Statement on Form S-4 (File No.333-255027) filed on April 5, 2021
10.7	Sponsor Support Agreement between Property Solutions Acquisition Corp. and Property Solutions Acquisition Sponsor, LLC.	Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.8	Form of Lock-up Agreement between the Company and certain stockholders party thereto.	Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.9	Form of Lock-up Agreement between the Company and Property Solutions Acquisition Sponsor, LLC.	Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.10#	Faraday Future Intelligent Electric Inc. 2021 Stock Incentive Plan	Exhibit 10.10 to the Current Report on Form 8-K filed on July 22, 2021.
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
Exhibit 10.19 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
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
Exhibit 10.20 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021

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
Exhibit 10.21 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.14	Ares Capital Corporation Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.22 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.15	Ares Centre Street Partnership Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.23 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.16	Ares Credit Strategies Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.24 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.17	Ares Direct Finance I LP Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.25 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.18#	Offer Letter dated October 10, 2018 between Tin Mok and Faraday&Future Inc.	Exhibit 10.29 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.19#	Sign On Bonus Addendum Letter dated March 26, 2019 between Chui Tin Mok and Faraday&Future Inc.	Exhibit 10.30 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.20#	Sign On Bonus Addendum Letter dated March 11, 2018 between Chui Tin Mok and Faraday&Future Inc.	Exhibit 10.31 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.21#	Smart King Ltd. Equity Incentive Plan, as Adopted on February 1, 2018, as Amended and Restated Effective February 1, 2018	Exhibit 10.32 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.22#	Form of Smart King Ltd. Equity Incentive Plan Option Award Agreement (United States)	Exhibit 10.33 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.23#	Form of Smart King Ltd. Equity Incentive Plan Option Award Agreement (China)	Exhibit 10.34 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.24#	Smart King Ltd. Special Talent Incentive Plan, as Adopted on May 2, 2019, as Amended on July 26, 2020	Exhibit 10.35 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.25#	Form of Smart King Ltd. Special Talent Incentive Plan Share Option Agreement (Individual)	Exhibit 10.36 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.26#	Form of Smart King Ltd. Special Talent Incentive Plan Share Option Agreement (Entity)	Exhibit 10.37 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.27#	Form of Amended and Restated Employment Agreement by and among Faraday Future Intelligent Electric Inc., Faraday&Future Inc. and Dr. Carsten Breitfeld	Exhibit 10.38 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.28#	Form of Director and Officer Indemnification Agreement by and between the Company and its directors and officers	Exhibit 10.32 to the Current Report on Form 8-K filed on July 22, 2021
10.29#	First Amendment to Employment Agreement by and among Faraday Future Intelligent Electric Inc., Faraday&Future Inc., and Carsten Breitfeld dated January 31, 2022.	Exhibit 10.35 to the Annual Report on Form 10-K filed on May 13, 2022
10.30#	Second Amendment to Amended and Restated Employment Agreement by and among Faraday Future Intelligent Electric Inc., Faraday&Future Inc. and Carsten Breitfeld dated September 3, 2022	Exhibit 10.1 to the Current Report on Form 8-K filed on September 6, 2022

10.31#	Management Services Agreement, dated as of February 23, 2022, by and between Faraday Future Intelligent Electric Inc. and AP Services, LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on March 2, 2022
10.32+^	Contract Manufacturing and Supply Agreement by and between Faraday&Future Inc. and Myoung Shin Co., Ltd. dated February 4, 2022	Exhibit 10.31 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-258993) filed on August 30, 2022
10.33+	FF Global Partners LLC Second Amended and Restated Limited Liability Company Agreement dated as of May 16, 2022	Exhibit 10.32 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-258993) filed on August 30, 2022
10.34
Amendment letter agreement, dated as of July 26, 2022, among Faraday Future Intelligent Electric Inc., FF Aventuras SPV XI, LLC, FF Adventures SPV XVIII LLC, FF Ventures SPV IX LLC and FF Venturas SPV X LLC
Exhibit 10.1 to the Current Report on Form 8-K filed on August 2, 2022.
10.35^	Securities Purchase Agreement, dated as of August 14, 2022, among Faraday Future Intelligent Electric Inc., FF Simplicity Ventures LLC and the purchasers from time to time party thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on August 15, 2022
10.36	Form of Convertible Senior Secured Promissory Note (under Securities Purchase Agreement, dated as of August 14, 2022)	Exhibit 10.2 to the Current Report on Form 8-K filed on August 15, 2022
10.37+
Amendment No. 1 to Securities Purchase Agreement and Convertible Senior Secured Promissory Notes, dated as of September 23, 2022, by and among Faraday Future Intelligent Electric Inc, the credit parties from time to time party thereto, the financial institutions or other entities from time to time party thereto and FF Simplicity Ventures LLC, as administrative and collateral agent
Exhibit 10.3 to the Current Report on Form 8-K filed on September 26, 2022
10.38	Form of Convertible Senior Secured Promissory Note (under Amendment No. 1 to Securities Purchase Agreement and Convertible Senior Secured Promissory Notes, dated as of September 23, 2022)	Exhibit 10.4 to the Current Report on Form 8-K filed on September 26, 2022
10.39	Joinder and Amendment Agreement, dated as of September 25, 2022, by and among Senyun International Ltd., FF Simplicity Ventures LLC, RAAJJ Trading LLC and Faraday Future Intelligent Electric Inc.	Exhibit 10.5 to the Current Report on Form 8-K filed on September 26, 2022
10.40	Warrant Exercise Agreement, dated as of September 23, 2022, among Faraday Future Intelligent Electric Inc. and the investors listed on the signature pages thereto	Exhibit 10.6 to the Current Report on Form 8-K filed on September 26, 2022
10.41+	Letter Agreement Regarding Advanced Approval, dated as of September 23, 2022, between Faraday Future Intelligent Electric Inc. and FF Top Holding LLC	Exhibit 10.7 to the Current Report on Form 8-K filed on September 26, 2022
10.42+	Letter Agreement Regarding Advanced Approval, dated as of September 23, 2022, between Faraday Future Intelligent Electric Inc. and Season Smart Limited	Exhibit 10.8 to the Current Report on Form 8-K filed on September 26, 2022
10.43	Heads of Agreement, dated as of September 23, 2022, by and among Faraday Future Intelligent Electric Inc., FF Global Partners LLC and FF Top Holding LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on September 26, 2022
10.44	Mutual Release, dated as of September 23, 2022, among Faraday Future Intelligent Electric Inc., FF Global Partners LLC, FF Top Holding LLC and the other parties thereto	Exhibit 10.2 to the Current Report on Form 8-K filed on September 26, 2022
10.45
Exchange Agreement, dated October 10, 2022, by and among Faraday Future Intelligent Electric Inc., FF Aventuras SPV XI LLC, FF Venturas SPV X LLC, FF Ventures SPV IX LLC and FF Adventures SPV XVIII LLC
Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2022

10.46
Exchange Agreement, dated as of October 19, 2022, by and among Faraday Future Intelligent Electric Inc., FF Aventuras SPV XI LLC, FF Venturas SPV X LLC, FF Ventures SPV IX LLC and FF Adventures SPV XVIII LLC
Exhibit 10.1 to the Current Report on Form 8-K filed on October 20, 2022
10.47	Summary of Amendment dated October 22, 2022 to the Letter Agreement Regarding Advanced Approval, dated as of September 23, 2022, between Faraday Future Intelligent Electric Inc. and FF Top Holding LLC	Exhibit 10.47 to Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-258993) filed on November 8, 2022
10.48	Limited Consent and Third Amendment, dated as of October 24, 2022, by and among Senyun International Ltd., FF Simplicity Ventures LLC, RAAJJ Trading LLC and Faraday Future Intelligent Electric Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 25, 2022
10.49#	Offer Letter, dated October 22, 2022, by and between Faraday Future Intelligent Electric Inc. and Yun Han	Exhibit 10.1 to the Current Report on Form 8-K filed on October 26, 2022
10.50#	Employment Agreement, dated as of November 27, 2022, by and among Faraday Future Intelligent Electric Inc., Faraday&Future Inc. and Xuefeng Chen	Exhibit 10.1 to the Current Report on Form 8-K filed on November 28, 2022
10.51	Limited Consent and Amendment, dated as of November 8, 2022, by and among Senyun International Ltd., FF Simplicity Ventures LLC, RAAJJ Trading LLC and Faraday Future Intelligent Electric Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2022
10.52	Standby Equity Purchase Agreement, dated as of November 11, 2022, by and between YA II PN, Ltd. and Faraday Future Intelligent Electric Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2022
10.53	Letter Agreement, dated December 28, 2022, by and among Faraday Future Intelligent Electric Inc., Senyun International Ltd. and FF Simplicity Ventures LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2022
10.54	Limited Consent and Amendment No. 5, dated January 25, 2023, by and among Faraday Future Intelligent Electric Inc., Senyun International Ltd. and FF Simplicity Ventures LLC	Exhibit 10.54 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-268972) filed on February 7, 2023
10.55#	Termination Agreement and General Release, dated January 30, 2023, by and among Carsten Breitfeld, Faraday Future Intelligent Electric Inc. and Faraday&Future Inc.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on February 1, 2023
10.56+
Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023, by and among Faraday Future Intelligent Electric Inc., its subsidiaries party thereto, Senyun International Ltd., FF Top Holding LLC, FF Simplicity Ventures LLC and the other Purchasers party thereto
Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2023
10.57	Form of Tranche C Note (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 10.2 to the Current Report on Form 8-K filed on February 6, 2023
10.58	Form of Replacement Note (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 10.3 to the Current Report on Form 8-K filed on February 6, 2023
10.59	Form of Exchange Note (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 10.4 to the Current Report on Form 8-K filed on February 6, 2023
10.60+	Exchange Agreement, dated as of February 3, 2023, by and between Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.5 to the Current Report on Form 8-K filed on February 6, 2023
10.61+	Exchange Agreement, dated as of February 3, 2023, by and among Faraday Future Intelligent Electric Inc. and the affiliates of FF Simplicity Ventures LLC party thereto	Exhibit 10.6 to the Current Report on Form 8-K filed on February 6, 2023
10.62*	Consulting Services Agreement, dated as of March 6, 2023, by and between Faraday Future Intelligent Electric Inc. and FF Global Partners LLC
21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, former independent registered public accounting firm of the Company
23.2*	Consent of Mazars USA LLP, independent registered public accounting firm of the Company
23.3*	Consent of Fangda Partners, counsel to the Company
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Previously filed.

***	Furnished herewith.

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

^	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Faraday Future Intelligent Electric Inc.

By:	/s/ Xuefeng Chen
Xuefeng Chen
Global Chief Executive Officer

Date:	March 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Faraday Future Intelligent Electric Inc and in the capacities and on the date indicated.

Name	Title	Date

/s/ Xuefeng Chen	Global Chief Executive Officer and Director	March 9, 2023
Xuefeng Chen	(principal executive officer)

/s/ Yun Han	Interim Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)	March 9, 2023
Yun Han

/s/ Xin He	Interim Board Chairman	March 9, 2023
Xin He

/s/ Matthias Aydt	Director	March 9, 2023
Matthias Aydt

/s/ Chui Tin Mok	Director	March 9, 2023
Chui Tin Mok

/s/ Jie Sheng	Director	March 9, 2023
Jie Sheng

/s/ Ke Sun	Director	March 9, 2023
Ke Sun

/s/Chad Chen	Director	March 9, 2023
Chad Chen