Form 10-Q
period 2023-03-31
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2023-05-12
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The registrant had outstanding 1,076,721,342 shares of Class A common stock and 64,000,588 shares of Class B common stock as of May 5, 2023.

2

Part I - Financial Information
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Faraday Future Intelligent Electric Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022

Assets
Current assets
Cash	$31,769	$16,968
Restricted cash	1,505	1,546
Deposits	55,405	26,804
Other current assets	14,717	21,087
Total current assets	103,396	66,405
Property and equipment, net	446,524	417,803
Operating lease right-of-use assets	18,911	19,588
Other non-current assets	6,458	6,492
Total assets	$575,289	$510,288
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$76,926	$87,376
Accrued expenses and other current liabilities	66,980	65,709
Bridge Warrants	28,521	95,130
Accrued interest	2,505	1,864
Related party accrued interest	140	—
Operating lease liabilities, current portion	2,609	2,538
Finance lease liabilities, current portion	1,390	1,364
Related party notes payable	8,643	8,406
Notes payable, current portion	5,159	5,097
Total current liabilities	192,873	267,484
Finance lease liabilities, less current portion	6,209	6,570
Operating lease liabilities, less current portion	17,398	18,044
Other liabilities	9,758	9,429
Notes payable, less current portion	92,665	26,008
Total liabilities	318,903	327,535
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 1,690,000,000 and 815,000,000 shares authorized; 838,872,039 and 563,346,216 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	82	56
Class B Common Stock, $0.0001 par value; 75,000,000 shares authorized; 64,000,588 shares issued and outstanding as of March 31, 2023 and December 31, 2022	6	6
Additional paid-in capital	3,723,446	3,655,771
Accumulated other comprehensive gain	2,950	3,505
Accumulated deficit	(3,470,098)	(3,476,585)
Total stockholders’ equity	256,386	182,753
Total liabilities and stockholders’ equity	$575,289	$510,288

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.
3

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share     )
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$46,160	$114,935
Sales and marketing	5,585	6,186
General and administrative	27,584	27,880
Loss on disposal of property and equipment	3,698	—
Total operating expenses	83,027	149,001

Loss from operations	(83,027)	(149,001)
Change in fair value measurements	94,917	1,186
Loss on settlement of notes payable	(3,021)	—
Interest expense	(4,651)	(3,746)
Related party interest expense	(140)	(622)
Other income (expense), net	2,409	(915)
Income (loss) before income taxes	6,487	(153,098)
Income tax provision	—	—
Net income (loss)	$6,487	$(153,098)

Per share information:
Net income (loss) per share of Common Stock attributable to common stockholders:
Basic	$0.01	$(0.48)
Diluted	(0.07)	(0.48)
Weighted average shares used in computing net income (loss) per share of Common Stock:
Basic	657,565,442	322,211,392
Diluted	988,638,662	322,211,392

Total comprehensive income (loss):
Net income (loss)	$6,487	$(153,098)
Change in foreign currency translation adjustment	(555)	(564)
Total comprehensive income (loss)	$5,932	$(153,662)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.
4

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	563,346,216	$56	64,000,588	$6	$3,655,771	$3,505	$(3,476,585)	$182,753
Conversion of notes payable and accrued interest into Class A Common Stock (Note 9)	223,539,619	20	—	—	46,276	—	—	46,296
Change in classification of warrants from Additional paid-in capital to liability pursuant to the Warrant Exchange (Note 9)	—	—	—	—	(6,811)	—	—	(6,811)
Reclassification of earnout shares liability to equity as part of authorized share increase	—	—	—	—	5,014	—	—	5,014
Reclassification of liability for insufficient authorized shares related to stock options and RSUs	—	—	—	—	3,976	—	—	3,976
Stock-based compensation	—	—	—	—	15,102	—	—	15,102
Exercise of warrants	51,128,708	5	—	—	4,074	—	—	4,079
Exercise of stock options	49,456	—	—	—	44	—	—	44
Issuance of shares for RSU vesting	808,040	1	—	—	—	—	—	1
Foreign Currency translation adjustment	—	—	—	—	—	(555)	—	(555)
Net income	—	—	—	—	—	—	6,487	6,487
Balance as of March 31, 2023	838,872,039	$82	64,000,588	$6	$3,723,446	$2,950	$(3,470,098)	$256,386
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
6

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$6,487	$(153,098)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,103	4,853
Stock-based compensation	15,102	3,347
Loss on disposal of property and equipment	3,698	—
Change in fair value measurement of related party notes payable and notes payable	(79,462)	(1,186)
Change in fair value measurement of warrant liability	(18,219)	—
Change in fair value measurement of earnout liability	2,764	—
Amortization of operating lease right-of-use assets and intangible assets	736	—
Loss on foreign exchange	653	894
Non-cash interest expense	4,533	2,319
Loss on settlement of notes payable	3,021	—
Other	338	108
Changes in operating assets and liabilities:
Deposits	(29,370)	6,840
Other current and non-current assets	6,368	2,095
Accounts payable	(10,367)	5,747
Accrued expenses and other current liabilities	(9,626)	14,527
Operating lease liabilities	(542)	(882)
Accrued interest expense	(197)	(7,928)
Net cash used in operating activities	$(102,980)	$(122,364)
Cash flows from investing activities
Payments for property and equipment	(16,873)	(44,398)
Net cash used in investing activities	$(16,873)	$(44,398)
Cash flows from financing activities
Proceeds from notes payable, net of original issuance discount	131,800	—
Proceeds from exercise of warrants	4,079	—
Payments of notes payable	(6)	(87,065)
Settlement of notes payable transaction costs	(1,139)	—
Payments of finance lease obligations	(335)	(466)
Proceeds from exercise of stock options	44	1,855
Net cash (used in) provided by financing activities	$134,443	$(85,676)
Effect of exchange rate changes on cash and restricted cash	170	(653)
Net (decrease) increase in cash and restricted cash	$14,760	$(253,091)
Cash and restricted cash, beginning of period	18,514	530,477
Cash and restricted cash, end of period	33,274	277,386
The following table provides a reconciliation of cash and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:
7

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash	$31,769	$276,374
Restricted cash	1,505	1,012
Total cash and restricted cash, end of period	$33,274	$277,386

Supplemental disclosure of cash flow information
Cash paid for interest	$324	$10,040

Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment included in accounts payable and accrued expenses	$17,249	$1,881
Reclassification of liability for insufficient authorized shares related to stock options and RSUs	8,979	—
Reclassification of earnout shares liability to equity as part of authorized share increase	5,014	—
Conversion of notes payable and accrued interest into Class A Common Stock	46,296	—
Issuance of SPA Notes pursuant to the Exchange Agreement (Note 9)	41,000	—
Issuance of SPA Warrants pursuant to the Exchange Agreement (Note 9)	26,455	—
Disposal of SPA Warrants and ATW NPA Warrants pursuant to the Exchange Agreement (Note 9)	77,577	—
Change in classification of warrants from Additional paid-in capital to liability pursuant to the Warrant Exchange (Note 9)	6,811	—
Recognition of operating right of use assets and lease liabilities upon adoption of ASC 842 and for new leases entered into in 2022	—	8,206
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.
8

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Nature of Business and Organization and Basis of Presentation
Nature of Business and Organization
Faraday Future Intelligent Electric Inc. (“Company” or “FF”), a holding company incorporated in the State of Delaware on February 11, 2020, conducts its operations through the subsidiaries of FF Intelligent Mobility Global Holdings Ltd. (“Legacy FF”), founded in 2014 and headquartered in Los Angeles, California. FF is a global shared intelligent electric mobility ecosystem company with a vision to reformat the automotive industry.
On July 21, 2021 (the “Closing Date”), the Company consummated a business combination pursuant to an Agreement and Plan of Merger dated January 27, 2021 (as amended, the “Merger Agreement”), by and among the Company, PSAC Merger Sub Ltd. (“Merger Sub”), an exempted company with limited liability incorporated under the laws of the Cayman Islands and wholly-owned subsidiary of Property Solutions Acquisition Corp. (“PSAC”), a Delaware corporation our predecessor company, and Legacy FF. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Legacy FF, with Legacy FF surviving the merger as a wholly-owned subsidiary of the Company (the “Business Combination”). Upon the consummation of the Business Combination (the “Closing”), PSAC changed its name from “Property Solutions Acquisition Corp.” to “Faraday Future Intelligent Electric Inc.”
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
The Company operates in a single operating segment and designs and engineers next-generation, intelligent, electric vehicles. The Company manufactures vehicles at its ieFactory California production facility in Hanford, California and has additional engineering, sales, and operations capabilities in China. The Company has created innovations in technology, products, and a user-centered business model that are being incorporated into its planned electric vehicle platform.
Principles of Consolidation and Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and all other entities in which the Company has a controlling financial interest, including the accounts of any Variable Interest Entity (“VIE”) in which the Company has a controlling financial interest and for which it is the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual audited financial statements prepared in accordance with GAAP and should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2022, included in the Company’s Form 10-K filed with Securities and Exchange Commission (“SEC”) on March 9, 2023 (“Form 10-K”). Accordingly, the Condensed Consolidated Balance Sheet as of December 31, 2022, has been derived from the Company’s annual audited Consolidated Financial Statements but does not contain all of the footnote disclosures from the annual financial statements.
In the opinion of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position, its results of operations, and cash flows for the periods presented. The accounting policies used in the preparation of these unaudited Condensed Consolidated Financial Statements are the same as those disclosed in the audited Consolidated Financial Statements for the year ended December 31, 2022, included in the Form 10-K, except as described below.
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and accompanying notes to conform with the current presentation. Buildings and Leasehold improvements within Property and Equipment, Net were previously presented separately for the year ended December 31, 2022. Beginning 2023, the two lines were conformed to report these two balances together.
9

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Given the global economic climate, unpredictable nature and unknown duration of the COVID-19 pandemic, estimates are subject to additional volatility. As of the date the Company’s unaudited Condensed Consolidated Financial Statements were issued, the Company is not aware of any specific event or circumstance that would require it to update its estimates or judgments or to revise the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained. Actual results could differ from these estimates and any such differences may have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.
Inventory and Inventory Valuation
Inventory is stated at the lower of cost or net realizable value (“LCNRV”) and consists of raw materials, work-in-progress, and finished goods. The Company primarily computes cost using standard cost, which approximates cost on the first-in, first-out (“FIFO”) basis. Net realizable value (“NRV”) is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company assesses the valuation of inventory and periodically adjusts its value for estimated excess and obsolete inventory based upon expectations of future demand and market conditions, as well as damaged or otherwise impaired goods. As of March 31, 2023, substantially all of the Company’s inventory balance is classified as raw materials. Inventory is included in Other current assets on the unaudited Condensed Consolidated Balance Sheet.
Stock-Based Compensation
Forfeiture rate - Effective January 1, 2023, stock-based compensation expense is reduced for forfeitures only when they occur. This change of accounting policy resulted in the recognition of a cumulative increase of prior stock-based compensation expenses totaling $1.8 million, which was recorded in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2023.
Income Tax
There was no income tax provision impact on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022. The difference in the Company’s effective tax rate from the federal statutory rate of 21% is due to the ratio of domestic and international loss before taxes. The Company records a full valuation allowance to reflect limited benefits for income taxes in jurisdictions that historically reported losses and a provision for income taxes in jurisdictions that are profitable. The income tax provision for each period was the combined calculated tax expenses/benefits for various jurisdictions.
The Company is subject to taxation and files income tax returns with the U.S. federal government, the state of California and China. The Company’s income tax returns are open to examination by the relevant tax authorities until the expiration of the applicable statute of limitations, which is generally three years after the filing of the tax return. As of March 31, 2023, the Company is not under any tax audits on its income tax returns. All of the Company’s prior year tax returns, from 2016 through 2021, are open under Chinese tax law.
The Company did not accrue any interest or penalties related to the Company's unrecognized tax benefits as of March 31, 2023 and 2022, as the uncertain tax benefits only reduced the net operating losses. The Company does not expect the uncertain
10

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
tax benefits to have material impact on its unaudited Condensed Consolidated Financial Statements within the next twelve months.
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
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,470.1 million of March 31, 2023. The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 8, Related Party Notes Payable and Note 9, Notes Payable), the sale of Preferred and Common Stock (see Note 12, Stockholders’ Equity), and the net proceeds received from the Business Combination and the PIPE Financing (see Note 1, Nature of Business and Organization and Basis of Presentation).
FF announced the start of production of its first electric vehicle, the FF 91 Futurist, on March 29, 2023. However, FF has not recognized any revenue as of the date hereof. FF’s future business depends in large part on its ability to execute its plans to develop, manufacture, market, and deliver electric vehicles, including the FF 91, FF 81, FF 71 series, and SLMD electric vehicle models that appeal to customers. Based on certain management assumptions, including timely completion of certain testing and the suppliers meeting our supply chain requirement, FF originally expected deliveries of the FF 91 to users to begin before the end of April 2023. However, certain of FF’s suppliers informed FF that they will be unable to meet FF’s timing requirements and, therefore, FF has updated the timing for the start of deliveries for its FF 91 vehicle. Based on the revised delivery plan, FF expects the first phase of the three-phase delivery plan to begin at the end of May 2023, and the second phase of the three-phase delivery plan to begin at the end of the second quarter of 2023, followed by the third phase. The first phase is the “Industry Expert Futurist Product Officer (FPO) Co-Creation Delivery.” In this first phase, the Industry Expert FPO(s) will pay in full for an FF 91 vehicle in order to reserve the vehicle and be trained in the use of the vehicle. The reserved FF 91 vehicle will be delivered to the FPO at the beginning of the second phase. The second phase is the “FPO Co-Creation Delivery.” In this second phase, FPO(s) will take possession of the FF 91 vehicle. The third phase is the “Full Co-Creation Delivery.” In this third phase, FF will deliver FF 91 vehicles to all spire users that pay in full for an FF 91 vehicle.
The successful beginning of the second phase is contingent on receiving parts on our required timeframes and completion of requisite tests. Further, FF expects to need substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing. As FF executes the three-phase delivery plan, it plans to continue to move vehicles into production and off-the-line with high quality and high product power. There is no assurance FF will be able to timely receive sufficient funding under existing or new financing commitments to produce and deliver the FF 91 Futurist on that timeline or at all. If unable to receive sufficient funding, FF will be required to obtain new financing commitments, which may not be available to it under reasonable commercial terms. Further, there cannot be any assurance that FF will be able to secure additional funding, under reasonable commercial terms if at all, develop the
11

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
manufacturing capabilities and processes, secure reliable sources of component supply to meet quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business.
The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments, which have exacerbated the supply chain pressures on FF’s business. Additionally, certain investors under the SPA may not fund their commitments until the Company increases the number of authorized shares of its Class A Common Stock and registers the securities underlying the SPA Warrants and SPA Notes in an effective registration statement. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including reducing spending, extending payment cycles and implementing other similar measures. If FF’s ongoing capital raising efforts are unsuccessful or significantly delayed, or if FF experience prolonged material adverse trends in its business, FF’s production will be delayed or decreased, and actual use of cash, production volume and revenue for 2023 will vary from the Company’s previously disclosed forecasts, and such variances may be material. While FF is actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise additional capital on terms acceptable to it or at all. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and the ongoing legal risks. Incremental capital needs beyond 2023 to fund operations and the development of the Company’s remaining product portfolio and to ramp up production will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.
As part of the SPA, as amended (as defined in Note 9, Notes Payable), the Company has obtained commitments from several investors totaling $267.0 million in new convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $220.3 million under these commitments has been funded to date, through which the Company has received $193.3 million (net of original discount and transaction costs). The right to force exercise of the Warrant Reserve (defined in Note 9, Notes Payable) expired upon the holders exercising their warrants during 2023. In February 2023, Senyun and a purchaser affiliated with ATW Partners LLC exercised 20% of their respective options to purchase additional senior secured notes and SPA Warrants (defined in Note 9, Notes Payable) of the Company under the same terms as the Incremental Notes (defined in Note 9, Notes Payable). The Company received aggregated gross proceeds of $38.0 million ($32.9 million net of original issuance discount and transaction costs) in exchange for such issuances.
On November 11, 2022, FF entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), which is an affiliate of Yorkville Advisors. Under terms of the SEPA, FF has the right, but not the obligation, to sell up to $200.0 million (which can be increased up to $350.0 million under FF’s option) of Class A common stock (“Class A Common Stock”) to an affiliate of Yorkville Advisors, subject to certain limitations, at the time of the Company’s choosing during the three year term of the SEPA.
On May 8, 2023, the Company entered into a Securities Purchase Agreement (the “Unsecured SPA”) with Metaverse Horizon Limited and V W Investment Holding Limited (the ”Unsecured SPA Purchasers”) to issue and sell, subject to the satisfaction of certain closing conditions, $100.0 million aggregate principal amount of the Company’s senior unsecured convertible promissory notes. On May 10, 2023, the Company received gross proceeds pursuant to the Unsecured SPA totaling $3.3 million ($3.0 million net of original issuance cost). The Unsecured SPA Purchasers committed to fund in eight subsequent closings fifteen days apart, subject to the satisfaction of certain closing conditions. In addition, any Unsecured SPA Purchaser may postpone or cancel any closing pursuant to the Unsecured SPA in its reasonable discretion if it reasonably determines, based on public information, that the first phase of the Company’s three-phase delivery plan as disclosed in public filings has not begun or will not begin prior to May 31, 2023 and/or the second phase of such delivery plan has not begun or will not begin prior to June 30, 2023, in each case within 15 calendar days of such deadline.
Despite the access to liquidity resulting from the SEPA and the unfunded commitments from the SPA, and the Unsecured SPA, the Company projects that it will require additional funds in order to continue operations and support the ramp-up of production of the FF 91 to generate revenues to put the Company on a path to cash flow break-even. Incremental capital needs beyond March 2023 to fund operations and the development of the Company’s remaining product portfolio and to ramp up production will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs.
12

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials and other potential impact of the COVID-19 pandemic. Refer to the section titled, “Risk Factors” in the Company’s Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic. The Company’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties.
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
As of March 31, 2023, the Company was operating in compliance with all covenants related to debt agreements, however as of the date of issuance of the unaudited Condensed Consolidated Financial Statements the Company is in breach of its agreement with Chongqing Leshi Small Loan Co., Ltd., a related party, with a principal balance of $4.7 million. As of December 31, 2022, the Company was in default on the Bridge Notes. Subsequent to the date of the Consolidated Financial Statements, the holders of the Bridge Notes waived the default.
3.    Variable Interest Entities and Joint Ventures
The The9 Arrangement
On March 24, 2019, the Company entered into a Joint Venture Agreement (“JVA”) with The9 Limited (“The9”). Pursuant to the JVA, the Company and The9 agreed to establish an equity joint venture in Hong Kong, which would in turn establish a wholly-owned subsidiary in China, intended to engage in the business of manufacturing, marketing, selling and distributing the planned Faraday Future Icon V9 model electric vehicle in China. The Company and The9 would each be 50% owners of the joint venture. The9 made a $5.0 million non-refundable initial deposit (“The9 Conditional Obligation”) to the Company to participate in the joint venture. The9 had the right to convert the initial deposit into various classes of stock in the Company. For accounting purposes, the deposit is a financial instrument that embodies a conditional obligation that the issuer may settle by issuing a variable number of shares. The9 Conditional Obligation was measured at fair value, was remeasured at each reporting period, and represented a Level 3 financial instrument under the fair value hierarchy (see Note 7, Fair Value of Financial Instruments). On November 22, 2020, the parties entered into an agreement to convert the initial deposit into 423,053 shares of Class A Common Stock of the Company, which were issued on February 23, 2021. Neither the Company nor The9 have made contributions to the joint venture as of March 31, 2023 and December 31, 2022, and it has yet to commence business activities.
13

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
4.    Deposits and Other Current Assets
Deposits and other current assets consist of the following (dollars in thousands):

Deposits:	March 31, 2023	December 31, 2022
Deposits for research and development, prototype and production parts, and other	$52,436	$23,617
Deposits for goods and services yet to be received (“Future Work”)	2,969	3,187
Total deposits	$55,405	$26,804

Other current assets:
Prepaid expenses	$9,121	$14,437
Inventory	4,049	3,598
Other current assets	1,547	3,052
Total other current assets	$14,717	$21,087
During the three months ended March 31, 2023, the Company made deposits for research and developments (“R&D”) services, prototype parts, and other with its vendors, which support the Company’s ongoing R&D efforts and operations. The Company expenses deposits as the services are provided and prototype parts are received. In addition, during the three months ended March 31, 2023, the Company made deposits for inventory and property and equipment items which are classified out of Deposits upon receipt of title.
In July 2022, the Company entered into an annual insurance policy for its directors and officers (“D&O Policy”), which required it to make a prepayment in the amount of $21,732, of which $5,433 was amortized to General and administrative expenses in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for three months ended March 31, 2023.
14

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.    Property and Equipment, Net
Property and equipment, net, consists of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
Buildings and leasehold improvements	$95,519	$19,778
Computer hardware	2,094	3,112
Tooling, machinery, and equipment	235,290	9,542
Vehicles	337	337
Computer software	4,125	4,212
Construction in process	120,971	392,935
Less: Accumulated depreciation	(11,812)	(12,113)
Total property and equipment, net	$446,524	$417,803
Depreciation expense related to property and equipment totaled $1.1 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.
FF announced the start of production of its first electric vehicle, the FF 91 Futurist, on March 29, 2023, at which point the Company classified a portion of its construction in process assets that are available for their intended use in the amount of $225.7 million and $75.7 million to Tooling, machinery and equipment and Buildings, respectively.
6.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and benefits	$25,481	$20,502
Accrued legal contingencies	16,000	18,940
Engineering, design and testing services received not invoiced	10,591	9,443
Deposits from customers	3,610	3,573
Other current liabilities	11,298	13,251
Total accrued expenses and other current liabilities	$66,980	$65,709

In connection with the Palantir platform hosting arrangement entered into during 2021, the Company has accrued $3.0 million and $2.5 million as of March 31, 2023 and December 31, 2022, respectively, in other current liabilities and recorded $4.9 million and $2.5 million as of March 31, 2023 and December 31, 2022, respectively, in accounts payable. During the three months ended March 31, 2023 and 2022, the company recognized expense of $2.0 million related to the Palantir hosting arrangement.
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
15

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
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
Notes Payable
The Company has elected to measure certain notes payable at fair value. Specifically, the Bridge Notes (as defined below), issued pursuant to the SPA (as defined below), as amended as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 9, Notes Payable). The Company used a binomial lattice model and Black Scholes methodology to value various convertible notes payable. The significant assumptions used in the models include the risk-free rate, annual dividend yield, expected life, and volatility of the Company's stock.
The fair value adjustments related to notes payables were recorded in Change in Fair Value Measurements on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Bridge Warrants
The Company has elected to measure the Bridge Warrants at fair value. The Company used a Monte Carlo simulation model to measure the fair value of the warrants, where the significant assumptions used the volatility rate, the forecasted term of the Bridge Warrants and the projected stock price of the Company’s Class A Common Stock over such term. Fair value measurements associated with the liability-classified warrants represent Level 3 valuations under the fair value hierarchy.
SEPA
On November 23, 2022, the Company issued 789,016 Commitment Shares in satisfaction of the commitment fee agreed upon in the SEPA. During the period ended March 31, 2023 and as of the date of issuing the Condensed Consolidated Financial Statements, the Company did not direct Yorkville to buy any shares of Class A Common Stock. The Company determined that SEPA represents a derivative financial instrument under ASC 815, Derivatives and Hedging, which should be recorded at fair value at inception and each reporting date thereafter. The financial instrument was classified as a derivative asset with a fair value of $0.0 million as of March 31, 2023 and December 31, 2022.
Commitment to Issue Class A Common Stock
Upon the closing of the Business Combination, the Company assumed an obligation of PSAC to deliver 2,387,500 registered shares of Class A Common Stock to an entity that provided consulting and advisory services in connection with the Business Combination to PSAC for no consideration.
16

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Private Warrants
The Private Warrants are classified as liabilities and the fair value is included in Other Liabilities, Less Current Portion on the Consolidated Balance Sheets. The Company valued the Private Warrants using a binomial lattice model. Inherent in a binomial lattice model are assumptions related to risk-free rate, annual dividend yield, expected warrant life, and volatility of the Company's stock. Changes in the fair value of the Private Warrants are recorded in Change in Fair Value Measurements in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Fair value measurements associated with the Private Warrants liabilities represent Level 3 valuations under the fair value hierarchy.
Transfer of Private Warrants to Unaffiliated Third Parties
Upon transfer of Private Warrants to unaffiliated third-party purchasers on the open market, the transferred warrants become subject to identical terms to the Public Warrants (see Note 12, Stockholders' Equity). Therefore, upon their transfer the Company classified the warrants to APIC at their fair value of $0.0 million and $0.6 million, as of March 31, 2023 and December 31, 2022.
Liability Classified Instruments
From time to time, certain of the Company’s equity-linked financial instruments may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to the Company having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. See Note 12, Stockholders’ Equity.
17

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy (dollars in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$—	$—	$92,665
Private warrants	—	—	52
Bridge warrants	—	—	28,521

	December 31, 2022
	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$—	$—	$26,008
Accrued expenses and other current liabilities	—	—	6,227
Private warrants	—	—	52
Bridge warrants	—	—	95,130
The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, and accounts payable approximate fair value because of their short-term nature or contractually defined value.
The following table summarizes the activity of Level 3 fair value measurements (dollars in thousands):

	Bridge Warrants	Notes Payable, Bridge	Private Warrants	Earnout Shares Liability	Liability for Insufficient Authorized Shares Related to Stock Options and RSUs
Balance as of December 31, 2022	$95,130	$26,008	$52	$2,250	$3,977
Additions	33,266	190,000	—	—	—
Disposals pursuant to warrant exchange	(77,577)	—	—	—	—
Exercises	(4,079)	—	—	—	—
Settlement of transaction costs	—	(1,139)	—	—	—
Change in fair value measurements	(18,219)	(79,462)	—	2,764	—
Stock-based compensation expense	—	—	—	—	5,002
Conversions of liability to Common Stock	—	—	—	(5,014)	(8,979)
Conversions of notes to Common Stock	—	(42,742)	—	—	—
Balance as of March 31, 2023	$28,521	$92,665	$52	$—	$—
8.    Related Party Notes Payable
The Company has been significantly funded by notes payable from related parties. These related parties include employees as well as affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer.
18

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Related party notes payable consists of the following as of March 31, 2023 (dollars in thousands):

Note Name	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value	Interest Expense for the Three Months Ended March 31, 2023	Accrued Interest
Related party notes - China	December 31, 2023	12.0%	$4,715	$140	$140
Related party notes – China various other	Due on Demand	—%	3,928	—	—
			$8,643	$140	$140

Related party notes payable consists of the following as of December 31, 2022 (dollars in thousands):

Note Name	Contractual Maturity Date	Contractual Interest Rates	Balance as of December 31, 2022
Related party notes - China	December 31, 2023	12.0%	$4,651
Related party notes – China various other	Due on Demand	—%	3,755
			$8,406

Fair Value of Related Party Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s related party notes payable not carried at fair value using inputs from Level 3 under the fair value hierarchy is $9.1 million and $8.7 million as of March 31, 2023 and December 31, 2022, respectively.

Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of related party notes payable as of March 31, 2023 were as follows (dollars in thousands):

Due on demand	$3,928
2023	4,715
$8,643
The future scheduled principal maturities of related party notes payable as of December 31, 2022 were as follows (dollars in thousands):

Due on demand	$3,755
2023	4,651
$8,406
19

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
FF Top Expense Reimbursements and Consulting Fees
On January 31, 2023, the Company entered into a supplemental agreement to the Preliminary Term Sheet (the “Term Sheet” and such supplemental agreement, the “Supplemental Agreement”) with FF Top Holding LLC (“FF Top”), pursuant to which the parties agreed, due to the high amount of FF Top’s out-of-pocket legal fees and expenses incurred in connection with its financing efforts, to amend the Term Sheet to increase the cap for legal fees and expenses from $0.3 million to $0.7 million. The Company agreed to pay the remaining $0.4 million of the fees owed to FF Top as follows: (i) $0.2 million within one business day of execution of the Supplemental Agreement, and (ii) $0.2 million within one business day of consummation of new financing by the Company in an amount not less than $5.0 million or an earlier date approved by the Board. Pursuant to the Term Sheet, as amended by the Supplemental Agreement, the Company paid FF Top $0.2 million on each of February 1, 2023, and on February 6, 2023. In addition, on April 8, 2023, the Company reimbursed FF Top for $0.1 million related to legal expenses incurred by FF Top in connection with Amendment No. 6 (as defined in Note 9, Notes Payable).
In early February 2023, FF Top requested from the Company legal expense reimbursement of $6.5 million for costs incurred related to the governance changes at the Company, which was not approved by the Board as of the date the unaudited Condensed Consolidated Financial Statements were issued. FF Top may in the future continue to request additional expense reimbursements and indemnification from the Company.
On March 6, 2023, the Company entered into a Consulting Service Agreement with FF Global Partners LLC (“FF Global”), according to which the Company agreed to pay a monthly consulting fee of $0.2 million to FF Global for the following services:
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
Either party may terminate this Agreement upon one month prior written notice to the other party. Upon any termination of this Agreement, the Company shall promptly pay Consultant any accrued but unpaid fees hereunder, and shall reimburse Consultant for any unreimbursed expenses that are reimbursable hereunder. In addition, FF Global is entitled for reimbursement for all reasonable and documented out-of-pocket travel, legal, and other out-of-pocket expenses incurred in connection with their services, which out-of-pocket expenses shall not exceed $0.1 million without the prior written consent of the Company. The Company paid $0.6 million to FF Global during the 2023 to date, pursuant to the Consulting Service Agreement.
Advertising Services Payable to Leshi Information Technology Co., Ltd. (“LeTV”)
The Company accrued a payable to LeTV within Accrued expenses and other current liabilities in the amount of $7.1 million and $7.0 million as of March 31, 2023 and December 31, 2022, respectively, in connection with advertising services provided to the Company in prior years. LeTV is a Shanghai Stock Exchange-listed public company founded and controlled by Mr. Yueting Jia, the Company’s founder and Chief Product and User Ecosystem Officer.
Warm Time Inc. (“Warm Time”) and Ocean View Drive Inc. (“Ocean View”) Transactions
The Company leased two real properties, located in Rancho Palos Verdes, California (the “Rancho Palos Verdes Properties”), from Warm Time from January 1, 2018 through March 31, 2022. Warm Time in turn leased the Rancho Palos Verdes Properties from Mr. Jia. The Rancho Palos Verdes Properties were used by the Company to provide long-term or temporary housing to employees of the Company (including Dr. Carsten Breitfeld, former Global CEO of the Company). According to the agreement between the parties, the Company paid Warm Time a monthly amount of $0.1 million for rent and certain services, including catering, room services and organization of meetings, external gatherings and events, for the Rancho
20

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Palos Verdes Properties. In each of the three months ended March 31, 2023 and 2022, the Company paid to Warm Time $0.1 million for rent and business development services rendered to the Company and its executives.
As part of its relationship with the Company, Warm Time also served as the conduit for certain loans from Ocean View Drive Inc., an entity formerly controlled by Mr. Yueting Jia and now wholly owned by the spouse of Ruokun Jia, who is the former Assistant Treasurer of the Company and Mr. Yueting Jia’s nephew. The loans principal was repaid to the Company in prior years and accrued interest on such loans is outstanding as of March 31, 2023 and December 31, 2022 in the amount of $0.2 million.
In prior years, the Company advanced funding to Ocean View for various real estate purchases, including the Rancho Palos Verdes Properties and related expenses. As of March 31, 2023 and December 31, 2022, the Company has a receivable in the amount of $0.9 million from Ocean View which is recorded Deposits in the unaudited Condensed Consolidated Balance Sheet and Consolidated Balance sheet, respectively.
On February 9, 2023, the Company made a payment of approximately $0.2 million on behalf of Ocean View, an indemnified co-defendant, in connection with a seizure of funds related to the outstanding judgment in ongoing litigation, also involving Han’s San Jose Hospitality, LLC. Ocean View fulfilled its payment obligation under the settlement arrangement of such litigation, but the Company did not make its payment on the outstanding judgment which caused such seizure of funds of Ocean View. See Note 11, Commitments and Contingencies for more information. Following such seizure, the Company paid the outstanding judgment and all accrued interest. The payment remitted on behalf of Ocean View was recorded in Deposits in the unaudited Condensed Consolidated Balance Sheet as of March 31, 2023, the Company received the return of such indemnification payment in April 2023.
9.    Notes Payable
The Company has entered into notes payable agreements with third parties, which consists of the following as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Three Months Ended March 31, 2023	Accrued Interest
Bridge Notes (1)	Various	11%-15%	$165,034	$(37,937)	$(34,432)	$92,665	$4,360	$2,482
Notes payable – China other	Due on Demand	—%	5,065	—	—	5,065	—	—
Auto loans	October 2026	7%	94	—	—	94	2	—
			$170,193	$(37,937)	$(34,432)	$97,824	$4,362	$2,482

	December 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the three months Ended March 31, 2022	Accrued Interest
Bridge Notes (1)	October 27, 2028	10%	$36,622	$264	$(10,878)	$26,008	$1,272	$1,676
Notes payable – China other	Due on Demand	—%	4,997	—	—	4,997	—	—
Auto loans	October 2026	7%	100	—	—	100	—	—
			$41,719	$264	$(10,878)	$31,105	$1,272	$1,676

21

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) On August 14, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain entities affiliated with ATW Partners LLC and RAAJJ Trading LLC (and together with Senyun, as defined below, the “Purchasers”) to issue and sell the Company’s senior secured convertible notes (the “Bridge Notes”) in three tranches aggregating to $52.0 million in principal (as increased on September 23, 2022 to $57.0 million, which increase was subsequently terminated upon the Initial Senyun Funding Date, as defined below) and maturing on August 14, 2026 (subsequently extended to October 27, 2028). The Bridge Notes are subject to an original issue discount of 10%, and are convertible, along with any interest accrued, into shares of Class A Common Stock at a conversion price equal to $2.69 (or $2.2865 for the initial tranche) (“Conversion Price”), subject to a full ratchet anti-dilution protection.
The Bridge Notes bear interest of 10% per annum payable quarterly and on each conversion and on the maturity date in cash or in shares of Class A Common Stock. Unless earlier paid, the Bridge Notes entitle the Purchasers, at each conversion date, to an interest make-whole (“Make-Whole Amount”), in a combination of cash or Class A Common Stock at the Company’s discretion, in the amount of the interest that would have been payable if such converted amount was held to maturity based on an interest rate of 15% per annum. The conversion price of interest is the lesser of (a) the Conversion Price or (b) 90% of the lowest VWAP for the five consecutive trading days (“Interest Conversion Price”). When calculating the shares issuable upon conversion, the Make-Whole Amount shall be decreased by 50% of the original issue discount pertaining to such amount.
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
Additionally, the SPA Amendment modified the conversion price of $25.0 million of principal of the Bridge Notes, which were funded on August 14, 2022, to $1.05 per share. The Company evaluated the SPA Amendment in accordance with ASC 470-50, Debt, and determined that it constitutes an extinguishment because the change in the conversion price is substantial. Accordingly, the Company recognized a loss in Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net in the Consolidated Statements of Operations and Comprehensive, calculated as the cumulative change in fair value from initial recognition through to the date of amendment.
Third and Fourth Amendments to the SPA
On October 24, 2022, the Company entered into a Limited Consent and Third Amendment to the SPA (the “Third Amendment”), pursuant to which the maturity date for the Bridge Notes was extended from August 14, 2026 to October 27, 2028. In addition, pursuant to the Third Amendment, each Purchaser and the Agent waived certain defaults and events of default under the SPA, any notes issued pursuant to the SPA and other related documents. The amendment was accounted for as a troubled debt restructuring under ASC 470-60, Debt – Troubled Debt Restructurings by Debtors, because the Company was experiencing financial difficulty and the extension of the maturity date following the restructuring results in a reduced effective borrowing rate for the Company. The amendment was accounted for prospectively with no gain or loss recorded in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022.
On November 8, 2022, the Company entered into a Limited Consent and Amendment to the SPA (the “Fourth Amendment”), pursuant to which the parties agreed that (i) in no event will the effective conversion price of any interest or

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
interest make-whole amount payable in shares of Class A Common Stock in respect of Bridge Notes issued or issuable under the SPA be lower than $0.21 per share of Class A Common Stock, and (ii) in order for the Company to make payment of any interest or interest make-whole amount in shares of Class A Common Stock, certain price and volume requirements must be met, namely that (x) the VWAP of the Class A Common Stock is not less than $0.21 per share on any trading day during the preceding seven trading day period, and (y) the total volume of the Class A Common Stock does not drop below $1.5 million on any trading day during the same period (in each case, as adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions). The amendment was accounted for as a troubled debt restructuring under ASC 470-60, Debt – Troubled Debt Restructurings by Debtors, because the Company was experiencing financial difficulty and the addition of a floor price on the conversion of the convertible notes is assessed as a concession to the Company. The amendment was accounted for prospectively with no gain or loss recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Senyun Amendment
On December 28, 2022, the Company entered into a Letter Agreement and Amendment to the SPA (the “Senyun Amendment”) with Senyun International Ltd. (“Senyun”) pursuant to which the conversion rate of notes totaling $19.0 million was lowered from $1.05 to $0.89 and future funding timeframes were renegotiated. As the terms of this modification were determined to not be substantially different, the new debt is accounted for as a continuation of the original debt at fair value using the now lower conversion rate. As a result of the new conversion rate the Company was obligated for the year then ended to issue additional shares to Senyun based on the lower conversion rate. The Company accounted for this obligation by crediting Other current liabilities and debiting Additional paid-in capital for an amount of $0.9 million in the Consolidated Balance Sheet as of December 31, 2022.
Sixth Amendment to the SPA
On February 3, 2023, the Company entered into Amendment No. 6 to SPA (“Amendment No. 6”) in which the Company agreed to sell up to $135.0 million in aggregate principal amount of the Company’s senior secured convertible notes (the “Tranche C Notes”) with terms largely congruent to prior issuances and $1.05 base conversion price subject to full ratchet anti-dilution price protection. Each Purchaser has the option to purchase additional convertible senior secured notes and warrants on the same terms as the Tranche C Notes in an amount not to exceed 50% of the initial principal amount of the Tranche C Notes issued to such Purchaser pursuant to the terms of the SPA (the “Tranche D Notes”).
Pursuant to Amendment No. 6, certain outstanding Tranche A Notes issued by the Company to Purchasers with an aggregate outstanding principal amount of $31.0 million were replaced by the same principal amount of new notes (each, a “Replacement Note”) with a $0.89 base conversion price. In accordance with ASC 470-50, Debt, the change in conversion price qualifies as an extinguishment because the change in the conversion price was substantial. Accordingly, the Company recognized a Loss on settlement of notes payable in the unaudited Condensed Consolidated Statements of Operations and Comprehensive (Income) Loss for the three months ended March 31, 2023 in the amount of $3.0 million, calculated as the difference between the reacquisition price and net carrying amount of the notes.
Pursuant to Amendment No. 6 the Company entered into an agreement with certain Purchasers (“an Exchange Agreement”) holding a total of 198,129,990 NPA Warrants and SPA Warrants to exchange them for an aggregate 90,489,346 NPA Warrants and SPA Warrants and principal convertible notes totaling $41.0 million. The issued warrants have terms that limit down-round ratchet clauses to price adjustments only. The issued senior secured convertible notes (the “Exchange Notes”) have terms congruent to existing SPA notes but carry a $0.89 base conversion price and no original issuance discount. Pursuant to the Exchange Agreement, equity-classified warrants were exchanged for warrants which satisfy liability classification per ASC 480, Distinguishing Liabilities from Equity, and were reclassified from equity to Bridge Warrants in the unaudited Condensed Consolidated Balance Sheet in a total amount of $6.8 million. As a result of the transaction the Company recognized no loss or gain in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Seventh Amendment to the SPA
On March 23, 2023, the Company entered into an Amendment No. 7 to the SPA (the “Seventh Amendment”) with Senyun and entities affiliated with ATW Partners LLC, pursuant to which the parties agreed to accelerate the funding timeline of Tranche C Notes in the amount of $40.0 million, and an entity affiliated with ATW Partners LLC agreed to purchase additional Tranche B Notes in the amount of $5.0 million, in each case, subject to meeting certain conditions, in exchange for an agreement to increase original issuance costs associated with such funding. As part of the agreement,

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
original issuance discount related to $25.0 million in principal amount of Tranche C Notes and Tranche B notes was agreed to be 14% and 16%, respectively.
During the three months ended March 31, 2023, the Company received gross proceeds of $105.0 million and $34.0 ($92.6 million and $29.3 million net of original issuance costs) in exchange for the issuance of Tranche C Notes and Tranche B Notes, respectively. The Company also received gross proceeds of $10.0 million ($8.8 million net of original issuance costs) in exchange for the issuance of Tranche A Notes.
During the three months ended March 31, 2023, the Company issued to the Purchasers a total of 48,714,277 warrants (“Bridge Warrants" or “SPA Warrants”). Upon their issuance, the Bridge Warrants had an exercise price of $0.89 to $1.05 per share, subject to anti-dilution ratchet price protection, exercisable for seven years from the date of issuance (see Note 12, Stockholders' Equity). The Company may repurchase the Bridge Warrants for $0.01 per share if and to the extent the VWAP of the Company’s Class A Common Stock during 20 out of 30 trading days prior to the repurchase is greater than $15.0 per share, subject to certain additional conditions. During the three months ended March 31, 2023, the Purchasers exercised 35,314,752 Bridge Warrants. As of March 31, 2023, there were 93,571,419 Bridge Warrants outstanding.
On March 31, 2023 the Company determined that the fair value of the Bridge Notes and Bridge Warrants was $92.7 million and $28.5 million, respectively, resulting in a gain in Change in fair value measurements in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2023 in the amount of $79.5 million and $18.2 million respectively.
During the three months ended March 31, 2023, total Bridge Notes principal of $61.6 million with a fair value of $42.7 million and accrued interest of $3.6 million was converted to Additional paid-in capital. Total settlement of notes payable transaction costs for the three months ended March 31, 2023 totaled $1.1 million.
Fair Value of Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s notes payable not carried at fair value, using inputs from Level 3 under the fair value hierarchy, was $4.9 million as of March 31, 2023 and December 31, 2022.
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of March 31, 2023 are as follows (dollars in thousands):

Due on demand	$5,065
2023	—
2024	—
2025	41,000
2026	94
2027	—
Thereafter	124,034
$170,193
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

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
on what the Company would be required to pay for a collateralized loan for a similar asset over a similar term. The Company’s leases do not include any material residual value guarantees, bargain purchase options, or asset retirement obligations.
To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate in the measurement and classification of a lease and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is recorded in operating expenses on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of ROU assets on finance leases is recorded on a straight-line basis within operating expenses in the unaudited Condensed Consolidated Statements of Operations. Interest expense incurred on finance lease liabilities is recorded in Interest expense on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Additionally, the Company does not separate lease and non-lease components. Operating leases are included in ROU assets, Operating leases liabilities, current portion and Operating lease liabilities, less current portion in the Company's unaudited Condensed Consolidated Balance Sheets. Finance leases are included in Property and equipment, net, Finance lease liabilities, current portion, and Finance lease liabilities, less current portion in the Company's unaudited Condensed Consolidated Balance Sheets.
The Company’s lease arrangements consist primarily of its ieFactory California production facility, corporate office, store, equipment, and vehicle lease agreements. The leases expire at various dates through 2032, some of which include options to extend the lease term for additional 5-year periods.
Total lease costs for the three months ended March 31, 2023 and 2022 were (dollars in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Finance lease cost
Amortization of right-of-use assets	$91	$500
Interest on lease liabilities	96	177
Total finance lease cost	187	677

Operating lease cost	1,481	882
Variable lease cost	112	134
Total lease cost	$1,780	$1,693
The following table summarizes future lease payments as of March 31, 2023 (dollars in thousands):

Fiscal year	Operating Leases	Finance Leases
2023 (nine months)	$4,151	$1,292
2024	5,496	1,757
2025	5,257	1,792
2026	5,216	1,828
2027	2,896	1,864
Thereafter	9,284	—
Total	32,300	8,533
Less: Imputed Interest	12,293	934
Present value of net lease payments	20,007	7,599

Lease liability, current portion	$2,609	$1,390
Lease liability, net of current portion	17,398	6,209
Total lease liability	$20,007	$7,599

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Supplemental information and non-cash activities related to operating and finance leases are as follows (dollars in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,323	$833
Operating cash flows from finance leases	96	177
Financing cash flows from finance leases	335	466
	$1,754	$1,476
Lease liabilities arising from new right-of-use assets
Operating leases	$—	$8,206
Finance leases	$—	$—

	As of March 31, 2023	As of December 31, 2022
Weighted average remaining lease term (in years)
Operating leases	6.2	6.4
Finance leases	4.8	5.0

Weighted average discount rate
Operating leases	15.6%	15.6%
Finance leases	5.0%	5.0%
11.    Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
Class and Derivative Actions
On December 23, 2021, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934 was filed in the United States District Court, Central District of California, against the Company and its former Chief Executive Officer and Chief Financial Officer, its current Chief Product and User Ecosystem Officer, as well as the CFO of Legacy FF, three independent directors of PSAC, and the Co-CEOs of PSAC (the “Putative Class Action”).
On March 7, 2022, the following individuals were appointed as Lead Plaintiffs: Byambadorj Nomin, Hao Guojun, Peihao Wang and Shentao Ye. On the same date, Wolf Haldenstein and Pomerantz LLP were appointed as Co-Lead Counsel. Lead Plaintiffs filed an amended complaint on May 6, 2022.
On July 5, 2022, the Company and all other Defendants filed a joint motion to dismiss the amended complaint. In their opposition, Plaintiffs withdrew their claim under Section 11 of the 1933 Securities Act. After complete briefing and a hearing on the motion, on October 20, 2022, the District Court issued its decision, denying in part and granting in part the Defendant’s motion to dismiss. The court found, among other things, that Plaintiffs had sufficiently pled a claim for violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 with respect to certain statements made in 2021 concerning Legacy FF’s receipt of 14,000 reservations for the FF 91 vehicle. The District Court also found, however, that Plaintiffs had failed to sufficiently plead a claim with respect to forward-looking statements made concerning the expected schedule for the production and delivery of the FF 91 vehicle. The District Court’s dismissal was without prejudice and leave to amend the complaint was granted. Defendants filed a motion for reconsideration of court’s ruling sustaining the claim under Section 14(a) of the 1933 Securities Act, which was denied on December 12, 2022.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On January 6, 2023, the plaintiffs declined to again amend their complaint to attempt to reallege the claims dismissed by the District Court. As a result, the amended complaint filed on May 6, 2022 is the operative complaint with the exception of the voluntarily withdrawn and judicially dismissed claims, which include all claims against the Company’s former Chief Financial Officer and the three independent PSAC directors. The Company and other Defendants filed answers on February 10, 2023. The Company has asserted that the suit is without merit and stated its intention to vigorously defend the suit. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims.
On March 8 and March 21, 2022, respectively, two putative derivative lawsuits alleging violations of the Securities Exchange Act of 1934 and various common law claims were filed in the United States District Court, Central District of California, and were subsequently consolidated. On May 24, 2022 those consolidated derivative actions were stayed pending resolution of certain proceedings in the Putative Class Action. The stay was continued on December 15, 2022, and the cases currently remain active. Additionally, on April 11 and 25, 2022, respectively, two putative derivative lawsuits alleging violations of the Securities Exchange Act of 1934 and various common law claims were filed in the United States District Court, District of Delaware. Those actions were stayed pending resolution of certain proceedings in the Putative Class Action and currently remain stayed. These lawsuits purport to assert claims on behalf of the Company against various current and former officers and directors of the Company and Legacy FF.
On June 14, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, the Company, its former Global CEO and CFO, and its current Chief Product and User Ecosystem Officer alleging breaches of fiduciary duties (the “Yun Class Action,”). On September 21, 2022, another verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, FFIE, the Co-CEOs and independent directors of PSAC, and certain third-party advisors to PSAC, alleging breaches of contract and fiduciary duties, and aiding and abetting alleged breaches of fiduciary duties, in connection with disclosures and stockholder voting leading up to the Business Combination (the “Cleveland Class Action”). The Yun and Cleveland Class Action were subsequently consolidated action (the “Consolidated Delaware Class Action”). On April 4, 2023, Defendants filed opening briefs in support of their respective motions to dismiss the complaint. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims.
On September 19, 2022, a verified complaint was filed in the Court of Chancery of the State of Delaware against FFIE seeking to compel an annual general meeting of stockholders. The action was dismissed without prejudice on January 10, 2023.
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
Governance Matters
Following the completion of the Special Committee investigation, the Company and certain of its directors and officers received numerous e-mail communications from a group of self-described “employee whistleblowers” and from various individuals and entities who represented themselves as current investors of the Company. These communications have included various allegations (including, for example, that certain directors have conspired to push the Company into bankruptcy for their own personal gain) and requests for certain organizational and governance changes. The Company engaged an independent law firm to conduct a thorough independent external investigation with respect to these allegations. The independent investigation found that all such allegations have been without merit. In September 2022, certain members of the Board received threats of physical violence and death threats, which the Company has referred to appropriate law enforcement authorities, including state and local police, the Federal Bureau of Investigation, the SEC, the DOJ and relevant international authorities.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other Legal Matters
As of March 31, 2023 and December 31, 2022, the Company had accrued legal contingencies of $16.0 million and $18.9 million, respectively, recorded within Accrued expenses and other current liabilities for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable. For the legal matters involving third-party vendors, such as suppliers and equipment manufacturers, the Company recorded an accrual in Accounts payable in the Consolidated Balance Sheets based on the amount invoiced by such vendors, which represents the minimum amount of loss out of the range of potential outcomes in accordance with ASC 450-20-30-1.
During the year ended December 31, 2022, the Company settled a legal dispute for breach of lease under which the Company was named a co-defendant, in a civil action case filed in the Superior Court of the State of California for the County of Santa Clara by Han’s San Jose Hospitality, LLC, which was seeking damages including unpaid rent, future unpaid rent, unpaid expenses, and unpaid taxes related to the lease for a total of $6.4 million. Pursuant to the settlement agreement, the Company agreed to pay $1.8 million in cash in January 2022 and an additional $3.4 million plus 5% interest in October 2022 and was liable for the remainder of the settlement, in the amount of $1.2 million, in the event the co-defendants failed to make the payment in January 2022. In January 2022, the Company made the initial settlement payment of $1.8 million and was relieved of the liability of $1.2 million. The Company failed to make the $3.4 million and interest payments in October 2022. On October 26, 2022, the plaintiff filed a motion to enforce the settlement agreement in the Superior Court of the State of California for the County of Santa Clara, seeking no material additional damages. On December 22, 2022, the court granted the plaintiff’s motion to enforce the settlement. As of December 31, 2022, the balance of $3.4 million was included in Accrued expense and other current liabilities on the Consolidated Balance Sheet. On January 3, 2023, the plaintiff served the parties notice of entry of the order. On January 19, 2023, the court issued judgment in the amount of approximately $3.5 million and a writ of execution. On February 9, 2023, the Company paid $3.6 million consisting of payment in full for the outstanding judgment and accrued interest. Additionally, the Company made a payment of approximately $0.2 million on behalf of an indemnified co-defendant in connection with money seized from such indemnified co-defendant’s bank account. Such indemnification payment was returned to the Company in April 2023.

On January 30, 2023, Riverside Management Group, LLC (“Riverside”) filed a verified complaint seeking to enforce its alleged contractual right to the advancement of costs and expenses, including attorneys’ fees, it has and will incur as a named defendant in the Consolidated Delaware Class Action under its October 13, 2020 Transaction Services Agreement with the PSAC Sponsor, LLC, pursuant to which Riverside provided advisory services in connection with the PSAC/Legacy FF merger. The Company entered into a Stipulation and Order with Riverside under which it agreed to conditionally advance Riverside the reasonable attorneys’ fees and costs it incurs in defense of the Consolidated Delaware Action, subject to, and in express reservation of, the Company’s right to recover all such fees and expenses following disposition of the Consolidated Delaware Class Action. Given the early stages of the legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

●	Matthias Aydt, then Senior Vice President, Business Development and Product Definition and a director of FFIE, and currently Senior Vice President, Product Execution and a director of FFIE, being placed on probation as an executive officer for a six-month period, during which period he remained a non-independent member of the Board, which probationary period has since ended;

●	the appointment of Jordan Vogel as Lead Independent Director; certain changes to the composition of Board committees, including Brian Krolicki stepping down from his role as Chairman of the Board and Chair of the Nominating and Corporate Governance Committee and becoming a member of the Audit and Compensation Committees of the Board; Jordan Vogel stepping down from the Nominating and Corporate Governance Committee; and Scott Vogel becoming the Chair of the Audit Committee and the Nominating and Corporate Governance Committee of the Board;

●	the suspension without pay of Jiawei (“Jerry”) Wang, FFIE’s former Vice President, Global Capital Markets, who subsequently notified the Board of his decision to resign from FF on April 10, 2022;

●	the assessment and enhancement of FF’s policies and procedures regarding financial accounting and reporting and the upgrading of FF’s internal control over financial accounting and reporting, including by hiring additional financial reporting and accounting support, in each case at the direction of the Audit Committee;

●	the implementation of enhanced controls around FF’s contracting and related party transactions, including regular attestations by FF’s employees with authority to bind FF to contracts and related party transactions, for purposes of enabling FF to make complete and accurate disclosures regarding related party transactions;

●	the hiring of a chief Compliance Officer, who reports on a dotted line to the Chair of the Audit Committee, and assessing and enhancing FF’s compliance policies and procedures. The Company hired a Compliance Officer with the title of Deputy General Counsel in March 2023, who will report on a dotted line to the Chair of the Audit committee, and is looking to hire a Director of Risks and Internal Controls;

●	the implementation of a comprehensive training program for all directors and officers regarding, among other things, internal FF policies;

●	the separation of Jarret Johnson, FF’s Vice President, General Counsel and Secretary; and

●	certain other disciplinary actions and terminations of employment with respect to other FF employees (none of whom is an executive officer).
As of the date of this Report, FF is continuing to implement certain of the remedial actions approved by the Board. However, certain of these remedial actions are no longer in effect and no assurance can be provided that those remedial

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
measures that continue to be implemented will be implemented in a timely manner or at all, or will be successful to prevent inaccurate disclosures in the future.
However, pursuant to the Heads of Agreement, FF has implemented certain governance changes that impact certain of the above-discussed remedial actions, including significant changes in the composition of the Board and a change in Board leadership.
Subsequent to FFIE announcing the completion of the Special Committee investigation on February 1, 2022, FFIE, certain members of the management team, and employees of FFIE received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation. FFIE is cooperating fully with the SEC’s investigation, including responding to multiple subpoenas and requests for information. The outcome of such an investigation is difficult to predict. FF has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, FF is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss. In addition, in June 2022, FF received a preliminary request for information from the DOJ in connection with the matters that were the subject of the Special Committee investigation. FF has responded to that request and intends to fully cooperate with any future requests from the DOJ.

The Palantir License
In July 2021, the Company and Palantir entered into a master agreement that sets forth the terms of the Palantir’s platform hosting arrangement which is expected to be used as a central operating system for data and analytics. Palantir invested $25.0 million in the Company through the PIPE Financing and became a stockholder of the Company. Under the platform hosting agreement, the Company committed to pay a total of $47.0 million of hosting fees over a six-year term, $5.3 million of which was paid during the year ended December 31, 2021. No payments were made during the three months ended March 31, 2023 and in 2022. The software is cloud hosted for the entirety of the subscription term and the Company cannot take possession of the software. Accordingly, the Company determined that the subscription agreement represents a hosting arrangement that is a service contract. The Company recognize hosting costs on a straight-line basis over the agreement term.
Unconditional Contractual Obligations
An unconditional contractual obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances). As of March 31, 2023, we estimate FFIE’s total unconditional contractual commitments, including purchases of inventory, tooling, machinery and equipment as well as items to be used in research and development activities; lease minimum payments and other contractual commitments, totaling $422.2 million, which included $279.8 million for the year ended December 31, 2023, $74.8 million for the two years ended December 31, 2025, $21.7 million for the two years ended December 31, 2027 and $45.9 million thereafter.
The $279.8 million unconditional contractual obligations for the year ended December 31, 2023 included $245.7 million of open purchase orders. Although open purchase orders are generally considered enforceable and legally binding, some of the Company’s purchase orders gives it the option to cancel, reschedule and/or adjust its requirements based on its business needs prior to the delivery of goods or performance of services and to inspect and reject products, for example, if they do not comply with its specifications. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.    Stockholders’ Equity
The number of authorized, issued and outstanding stock, were as follows:

	March 31, 2023
	Authorized Shares	Issued and Outstanding Shares
Class A Common Stock	1,690,000,000	838,872,039
Class B Common Stock	75,000,000	64,000,588
Preferred Stock	10,000,000	—
	1,775,000,000	902,872,627

	December 31, 2022
	Authorized Shares	Issued and Outstanding Shares
Class A Common Stock	815,000,000	563,346,216
Class B Common Stock	75,000,000	64,000,588
Preferred Stock	10,000,000	—
	890,000,000	627,346,804
Amendments to the Company’s Certificate of Incorporation
On the Closing Date of the Business Combination, the Company’s stockholders adopted the Company’s Second Amended and Restated Certificate of Incorporation. The amendment set forth the rights, privileges, and preferences of the Company’s Class A Common Stock and Class B Common Stock (collectively “Common Stock”). The amendment authorizes the issuance of 10,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. The Company’s Board of Directors are empowered, without stockholder approval, to issue the Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock; provided that any issuance of Preferred Stock with more than one vote per share will require the prior approval of the holders of a majority of the outstanding shares of Class B Common Stock.
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
A special meeting of the Company’s stockholders held on February 28, 2023, the Company’s stockholders approved a further increase to the number of the Company’s authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the Company’s total number of authorized shares of Common Stock and preferred stock from 900,000,000 to 1,775,000,000. On March 1, 2023, the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect such amendment.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of March 31, 2023 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
SPA Warrants	93,571,419	$0.23 to $5.00	Various through September 23, 2029
Other warrants	29,454,593	$0.23	August 5, 2027
Public Warrants	23,540,988	$11.50	July 21, 2026
Private Warrants	111,131	$11.50	July 21, 2026
Total	146,678,131
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2022 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
SPA Warrants	346,453,115	$0.23	Various through September 23, 2029
ATW NPA Warrants(1)	76,804,450	$0.23	Various through August 10, 2028
Other warrants	29,454,593	$0.23	August 5, 2027
Public Warrants(2)	23,540,988	$11.50	July 21, 2026
Private Warrants(3)	111,131	$11.50	July 21, 2026
Total	476,364,277
(1) The ATW NPA Warrants were fully exercised during the three months ended March 31, 2023, through which the Company received aggregated proceeds of $0.3 million which was recorded as an increase to Additional paid-in capital.
(2) During 2022, PSAC Sponsor transferred 563,420 Private Warrants to unaffiliated third-party purchasers on the open market. Upon such transfer the transferred warrants became subject to identical terms to the Public Warrants underlying the units offered in the initial public offering of PSAC. Therefore, upon their transfer the Company classified the warrants to APIC at their fair value.
(3) The Private Warrants are recorded in Other liabilities, less current portion in the Consolidated Balance Sheets as of December 31, 2022.
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
As of December 31, 2022, the Company reclassified the earnout shares from equity classification to liability classification as a result of the Company having insufficient authorized shares to share-settle the earnout, which was previously

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
determined to be equity classified under ASC 815-40. As a result of the reclassification, the Company reclassified $2.2 million out of Additional paid-in capital into the Earnout liability, which is included in Other current liabilities on the Consolidated Balance Sheet as of December 31, 2022.
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
On February 28, 2023, upon shareholder approval to increase the Company’s authorized shares, the Company had sufficient authorized shares to fully settle all outstanding equity-linked financial instruments. Accordingly, the Company reclassified the fair value of the Earnout liability of $5.0 million and the fair value of the Share-based payment liability of $6.7 million into Additional paid-in capital.
13.    Stock-Based Compensation
2021 SI Plan
In July 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 SI Plan”). The 2021 SI Plan allowed the Board of Directors to grant up to 49,573,570 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for the Company’s Class A Common Stock to employees, directors, and non-employees. The number of shares of Class A Common Stock available under the 2021 SI Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022, and continuing until (and including) the calendar year ending December 31, 2031. Annual increases are equal to the lesser of (i) 5 percent of the number of shares of Class A Common Stock issued and outstanding on December 31 of the immediately preceding fiscal year and (ii) an amount determined by the Board of Directors. As of the date of issuance of the unaudited Condensed Consolidated Financial Statements, the Board of Directors is evaluating the timing and extent of such increases. As of the effective date of the 2021 SI Plan, no further stock awards have been or will be granted under the EI Plan or STI Plan (defined below).
As of March 31, 2023 and December 31, 2022, the Company had 2,759,373 and 25,057,455 shares of Class A Common Stock available for future issuance under its 2021 SI Plan.
EI Plan
On February 1, 2018, the Board of Directors adopted the Equity Incentive Plan (“EI Plan”), under which the Board of Directors authorized the grant of up to 42,390,000 incentive and nonqualified stock options, restricted stock, unrestricted stock, restricted stock units, and other stock-based awards for Legacy FF’s Class A Ordinary Stock to employees, directors and non-employees.
STI Plan
Pursuant to the Special Talent Incentive Plan (“STI Plan”), the Board of Directors may grant up to 14,130,000 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for Legacy FF’s Class A Ordinary Stock to employees, directors, and non-employees.
The STI Plan does not specify a limit on the number of stock options that can be issued under the plan. Per the terms of the STI Plan, the Company must reserve and keep available a sufficient number of shares to satisfy the requirements of the STI Plan.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the Company’s stock option activity is as follows (dollars in thousands except weighted average exercise price):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	35,687,240	$3.37	7.3	$22
Granted	4,000,000	1.08
Exercised	(49,456)	0.89		$10
Cancelled/forfeited	(2,455,912)	3.37
Outstanding as of March 31, 2023	37,181,872	$3.15	7.5	$31
The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate:	3.5%	1.6%
Expected term (in years):	8.6	7.0
Expected volatility:	90.2%	43.5%
Dividend yield:	0%	0%
As of March 31, 2023, the total remaining stock-based compensation expense for unvested stock options was $22.8 million, which is expected to be recognized over a weighted-average period of 2.98 years.
A summary of the Company’s RSU activity is as follows:

	Shares	Weighted Average Fair Value
Outstanding as of December 31, 2022	17,869,663	$1.09
Granted	5,932,766	1.08
Released	(1,145,334)	1.24
Forfeitures	(2,525,984)	1.11
Outstanding as of March 31, 2023	20,131,111	$1.08

The Company’s subsidiaries in China have employees who are citizens of People’s Republic of China (PRC). Pursuant to regulation Circular 78 and Circular 7 issued by the Central State Administration of Foreign Exchange of PRC (“SAFE”), the Company cannot release vested RSUs to it’s PRC citizen employees before they have completed the required SAFE registration with a dedicated account set up for each of them to repatriate proceeds back to China under the SAFE. As a result, the outstanding RSU’s for the period ended March 31, 2023 and December 31, 2022, include 1,614,088 and 1,448,697 RSUs of the

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company’s PRC citizens employees. These are unreleased RSUs as these employees have not completed the SAFE registration process.
As of March 31, 2023, the total remaining stock-based compensation expense for unvested RSU’s was $11.4 million, which is expected to be recognized over a weighted-average period of 4.22 years.
The following table presents stock-based compensation expense included in each respective expense category in the unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$11,294	$1,622
Sales and marketing	1,280	374
General and administrative	2,528	1,350
	$15,102	$3,346

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14.    Net Income (Loss) per Share

The following table presents the reconciliation of net income (loss) to net loss used in computing basic and diluted net income (loss) per share of Common Stock attributable to common stockholders:

	March 31, 2023	March 31, 2022
Net income (loss) used in computing basic net income (loss) per share of Common Stock attributable to common stockholders	$6,487	$(153,098)
Less: Dilutive impact of SPA Warrants	(11,897)	—
Less: Dilutive impact of conversion of SPA notes and settlement of make-whole provisions	(59,331)	—
Net loss used in computing diluted net loss per share of Common Stock attributable to common stockholders	$(64,741)	$(153,098)
The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income/(loss) per share of Common Stock attributable to common stockholders. In computing the weighted average shares using the “if-converted” method in accordance with ASC 260-10, Earning per Share the Company uses the average Interest Conversion Price during the three months ended March 31, 2023.

	March 31, 2023	March 31, 2022
Weighted average shares used in computing net income per share of common stock, basic	657,565,442	322,211,392
Add: Shares issuable upon exercise of SPA Warrants	19,121,103	—
Add: Shares issuable upon conversion of SPA notes and settlement of make-whole provisions	311,952,117	—
Weighted average shares used in computing net loss per share of common stock, diluted	988,638,662	322,211,392
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share of Common Stock attributable to common stockholders, because their effect was anti-dilutive:

	March 31, 2023	March 31, 2022
Shares issuable upon exercise of SPA Warrants, excluding amounts included above in Diluted EPS	45,571,419	—
Shares issuable upon conversion of notes and settlement of Make-Whole provisions, excluding amounts included above in Diluted EPS	—	9,009,210
Other warrants	29,454,593	4,544,258
Stock-based compensation awards – Options	37,181,872	43,781,815
Stock-based compensation awards – RSUs	20,131,111	—
Public warrants	23,540,988	22,977,568
Private warrants	111,131	674,551
Total	155,991,114	80,987,402
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

Tranche B SPA Funding
In April 2023, Senyun, a Purchaser affiliated with ATW Partners LLC and RAAJJ Trading LLC purchased additional senior secured notes and SPA Warrants of the Company. The Company received gross proceeds of $4.0 million ($3.6 million net of original issuance discount) in exchange for such issuances.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tranche C SPA Funding
In April and May 2023, Senyun and a Purchaser affiliated with ATW Partners LLC purchased additional senior secured notes and SPA Warrants of the Company. The Company received gross proceeds of $15.0 million ($13.5 million net of original issuance discount) in exchange for such issuances.

Equity Awards
On April 17, 2023, the Board granted, under the 2021 SI Plan, a total of 54,011 fully vested RSUs, with a grant date value of $0.35, to non-employee directors of the Company.
On April 27, 2023, the Board granted, under the 2021 SI Plan, a total of 386,574 RSUs, with a grant date value of $0.27, to certain employees of the Company.
Amendment No. 8 to the SPA
On May 8, 2023, and May 9, 2023, the Company amended the terms of the SPA with Senyun, FF Simplicity and FF Prosperity (together, “ATW Parties”) (“Amendment No. 8”), pursuant to which: (i) the definition of Floor Price (as defined in each such Secured SPA Note), was amended from $0.21 to $0.10; (ii) Make-whole Interest shall be paid upon conversion of principal of the Secured SPA Notes; (iii) the conversion price for the Secured SPA Notes was amended from $1.05 to $0.89, subject to adjustment as set forth in the Secured SPA Notes; and (iv) the exercise price for the Secured SPA Warrants was amended from $1.05 to $0.89, subject to adjustment as set forth in the Secured SPA Warrants.
Unsecured Securities Purchase Agreement
On May 8, 2023, the Company entered into the Unsecured SPA with Unsecured SPA Purchasers to issue and sell, subject to the satisfaction of certain closing conditions, $100.0 million aggregate principal amount of the Company’s senior unsecured convertible promissory notes. The Unsecured SPA Purchasers committed to fund in eight subsequent closings fifteen days apart, subject to the satisfaction of certain closing conditions. In addition, any Unsecured SPA Purchaser may postpone or cancel any closing pursuant to the Unsecured SPA in its reasonable discretion if it reasonably determines, based on public information, that the first phase of the Company’s three-phase delivery plan as disclosed in public filings has not begun or will not begin prior to May 31, 2023 and/or the second phase of such delivery plan has not begun or will not begin prior to June 30, 2023, in each case within 15 calendar days of such deadline.
The Unsecured SPA Notes are subject to an original issue discount of 10%, accrue interest at 10% per annum, and are convertible into shares of Class A Common Stock of the Company, at a conversion price equal to $0.89, plus an interest make-whole amount, subject to certain adjustments including full ratchet anti-dilution price protection. Each Unsecured SPA Note matures on the date that is six years.
Under the Unsecured SPA Notes, at each closing, the Unsecured SPA Purchaser is entitled to receive an Unsecured SPA Warrant registered in the name of such Unsecured SPA Purchaser to purchase up to a number of shares of Common Stock equal to 33% of such shares issuable to such Unsecured SPA Purchaser upon conversion of the aggregate principal amount under the Unsecured SPA Note funded at such closing, with an exercise price equal to $0.89 per share, subject to full ratchet anti-dilution price protection and other adjustments, and are exercisable for seven years on a cash or cashless basis.
Each Unsecured SPA Purchaser has the option, from time to time for 12 months after the date of the Unsecured SPA, to purchase additional convertible senior unsecured notes and warrants on the same terms as the Unsecured SPA Notes in an aggregate amount not to exceed 50% of the initial principal amount of the Unsecured SPA Notes issued to such Unsecured SPA Purchaser, subject to certain conditions.
On May 10, 2023, the Company received gross proceeds pursuant to the Unsecured SPA totaling $3.3 million ($3.0 million net of original issuance cost).

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note Conversions
Between April 1, 2023 and May 12, 2023 the Purchasers converted portions of an aggregate principal amount of $60.2 million of the SPA Notes at a conversion price of $1.05 to $0.14 per share into 299,648,761 shares of Class A Common Stock.
Between April 1, 2023 and May 12, 2023 the Purchasers converted portions of an aggregate principal amount of $3.3 million of the Unsecured Notes at a conversion price of $0.89 to $0.14 per share into 23,691,100 shares of Class A Common Stock.
Authorized Shares
As of the date of the issuance of the unaudited Condensed Consolidated Financial Statements, the Company may not have sufficient remaining authorized shares of Class A Common Stock to fulfill its obligation to issue shares upon exercise of all of the warrants and conversion of all of the notes issued or issuable under the SPA, or to pay interest Make-Whole Amounts in shares upon conversion of such notes. Under the SPA, each Purchaser has the option, from time to time until November 10, 2023, to purchase additional Tranche B Notes and warrants of the Company, subject to certain conditions, in an aggregate amount not to exceed the initial principal amount of the Bridge Notes and Incremental Notes issued to such Purchaser. Under the NPA, the Investors have a similar option to acquire additional Optional Notes and warrants of the Company, subject to certain conditions. If there is an insufficient number of remaining authorized shares of Class A Common Stock, the Company would be required to pay the interest “Make-Whole Amount” in cash, which could adversely affect the Company’s liquidity position, business and results of operations. In order to have a sufficient number of authorized shares of common stock to issue to the Purchasers and/or Investors pursuant to the NPA and SPA, the Company may call a subsequent special meeting to obtain stockholder approval to further increase the Company’s authorized shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to help the reader understand FF’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with FF’s unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q (this “Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to FF’s plans and strategy for FF’s business, includes forward-looking statements that involve risks and uncertainties. FF’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed on March 9, 2023 (“Form 10-K”), as updated by Part II, Item 1A of this Report and “Cautionary Note Regarding Forward-Looking Statements” below. The objective of this section is to provide investors an understanding of the financial drivers and levers in FF’s business and describe the financial performance of the business.
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
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section titled “Risk Factors” in the Form 10-K and in this Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” in the Form 10-K, as updated in this Report, may not be exhaustive.
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

Upon the consummation of the Business Combination, PSAC changed its name from Property Solutions Acquisition Corp. to Faraday Future Intelligent Electric Inc., and FF’s Class A Common Stock and Public Warrants began trading on The Nasdaq Global Market (“Nasdaq”) under the ticker symbols “FFIE” and “FFIEW,” respectively.

With headquarters in Los Angeles, California, FF designs and engineers next-generation, intelligent, connected, electric vehicles. FF manufactures vehicles at its ieFactory California production facility in Hanford, California, with additional future production capacity needs addressed through a contract manufacturing agreement with Myoung Shin Co., Ltd. (“Myoung Shin”), an automotive manufacturer headquartered in South Korea. FF has additional engineering, sales, and operational capabilities in China and is exploring opportunities for potential manufacturing capabilities in China through a joint venture or other arrangement.

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

●
Since inception, FF has developed a portfolio of intellectual property, established its proposed supply chain, and assembled a global team of automotive and technology experts and innovators to achieve its goal of redefining the future of the automotive industry. As of May 5, 2023, FF has been granted approximately 660 patents globally.

●	FF’s B2C (business-to-customer) passenger vehicle pipeline over the next five years is planned to include the FF 91 series, the FF 81 series, and the FF 71 series.

●	FF believes that the FF 91 Futurist will be the first ultra-luxury EV to offer a highly-personalized, fully-connected user experience for driver and passengers. FF announced the start of production of the FF 91 Futurist on March 29, 2023, and FF’s first production FF 91 Futurist vehicle came off the line on April 14, 2023. FF has developed a three-phase delivery plan for the FF 91 Futurist. The first phase is expected to begin at the end of
May 2023, and the second phase is expected to begin at the end of the second quarter of 2023, followed by the third phase. The first phase is the “Industry Expert Futurist Product Officer (FPO) Co-Creation Delivery.” In this first phase, the Industry Expert FPO(s) will pay in full for an FF 91 vehicle in order to reserve the vehicle and be trained in the use of the vehicle. The reserved FF 91 vehicle will be delivered to the FPO at the beginning of the second phase. The second phase is the “FPO Co-Creation Delivery.” In this second phase, FPO(s) will take possession of the FF 91 vehicle. The third phase is the “Full Co-Creation Delivery.” In this third phase, FF will deliver FF 91 vehicles to all spire users that pay in full for an FF 91 vehicle. FF expects to need substantial additional financing to start the third phases of the delivery plan and is in discussions with additional potential investors to obtain such financing. As FF executes the three-phase delivery plan, it plans to continue to move vehicles into production and off-the-line with high quality and high product power. The successful beginning of the second phase is contingent on receiving parts on our required timeframes and completion of requisite tests. Further, FF expects to need substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing.

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
Therefore, the Company’s co-CODM's are both its Global Chief Executive Officer and Founder. The Company has determined that it operates in one operating segment and one reportable segment, as the co-CODM’s review financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Substantially all of the Company’s consolidated operating activities, including its long-lived assets, are located within the United States of America. Given the Company’s pre-revenue operating stage, it currently has no concentration exposure to products, services or customers.
Impact of COVID-19 on FF’s Business (in thousands)
The residual effects of the COVID-19 pandemic continue to impact global and domestic economic conditions, which have affected our operations, our suppliers and other business partners. The impact of COVID-19 includes changes in consumer and business behavior, pandemic fears, market downturns, restrictions on business, and individual activities have created significant volatility in the global economy and have led to reduced economic activity. Consequently, we have experienced increased levels of overall cost inflation and challenges within our supply chain. Such residual impact also continue to create a disruption in the manufacture, delivery, and overall supply chain of vehicle manufacturers and suppliers and has led to a global decrease in vehicle sales in markets around the world.

Consumer trends that originated during the pandemic continue to persist and may also have long-lasting adverse impact on us. We cannot predict the extent and duration of such trends or their impact on us, which depend on many factors outside FF’s control. In addition, any future outbreaks or measures taken by government authorities in response to such outbreaks could adversely affect FF’s construction and manufacturing plans, sales and marketing activities, and business operations.
Any further delay to production will delay FF’s ability to produce and deliver the FF 91 and begin generating revenue. FF does not currently anticipate any material impairments as a result of COVID-19; however, FF will continue to evaluate conditions on an ongoing basis. Even after the COVID-19 pandemic has subsided, FF may continue to experience an adverse impact to its business as a result of the global economic impact and any lasting effects on the global economy, including any recession that has occurred or may occur in the future. Refer to the section titled “Risk Factors” in Item 1A of the Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic.
Business Combination
On June 24, 2021, the registration statement on Form S-4 (File No. 333-255027), initially filed with the U.S. Securities and Exchange Commission (“SEC”) on April 5, 2021, relating to the Business Combination was declared effective by the SEC, and (ii) PSAC established a record date of June 24, 2021 and a meeting date of July 21, 2021 for its special meeting of stockholders, where the Business Combination was approved. For purposes of the discussions in this section related to conversion on the closing of the Business Combination of all issued and outstanding Legacy FF Ordinary Stock into shares of Common Stock of FFIE in accordance with the terms and conditions of the Merger Agreement and the settlement of liabilities in conjunction with the closing of the Business Combination, we refer to that parties’ right to receive Class A and Class B Common Stock.
Recent Developments
During the three months ended March 31, 2023, these additional milestones and events took place:

●	Announced Faraday Future’s return to the Consumer Electronics Show, CES 2023, in Las Vegas, NV.

●	Announced the shipment of one of the latest production-intent FF 91 Futurist testing vehicles to China for market testing and validation, including charging and infrastructure compatibility along with other hardware and software applications.

●	Announced that FF is targeting a start of production date for its flagship FF 91 Futurist of March 30, 2023, assuming timely receipt of funds from the Company’s investors, at the Company’s Hanford California manufacturing facility, “FF ieFactory California.”

●	Announced, on March 29, 2023, the start of production of FF’s flagship FF 91 Futurist at the Company’s Hanford California manufacturing facility, “FF ieFactory California”.
In the period subsequent to March 31, 2023, these additional milestones and events took place:

●	Announced the completion of FF’s first production build vehicle, the FF 91 Futurist, which came off its production line at FF ieFactory California on April 14, 2023.

●	announced the launch of FF’s Generative AI Product Stack, which will be integrated in the Company’s flagship vehicle, the FF 91. FF is one of the first automotive manufacturers to integrate and demonstrate generative AI capabilities in a vehicle.

●	Appointed Rich Schmidt as vice president of manufacturing. Mr. Schmidt will be responsible for leading all facets of FF’s production and manufacturing, focusing on the Hanford, CA manufacturing plant, FF ieFactory California. He will oversee the continued development, component tooling, and hiring related to the production of the FF 91. Mr. Schmidt succeeds Mathias Hofmann, FF’s Senior Vice President of Global Supply Chain.

●
Announced 365 non-binding, fully refundable pre-orders as of May 5, 2023. Pre-orders are fully refundable, non-binding, paid deposits for the FF 91 Futurist vehicles available initially for sale to customers in the U.S. and China. FF 91 Futurist pre-orders require a $5,000 or $1,500 deposit, depending on the edition selected, for customers in the U.S. and up to CNY 50,000 or CNY 20,000 deposit, depending on the edition selected, for customers in China.

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

●
On October 14, 2022, FF Top delivered to the Company a “Notice of Nomination of Replacement FF Top Designees” stating, among other things, that FF Top was nominating a director to fill the vacancy on the Board left by Ms. Swenson’s resignation. FF Top asserted the right to nominate a director to fill the vacancy created by Ms. Swenson’s resignation because such resignation was not effected in accordance with the Heads of Agreement, and thus, the provision that Ms. Swenson’s seat would remain empty until the Annual Meeting did not apply. FF Top maintained that it believed that Ms. Swenson’s vacancy should be filled with a nominee of FF Top, notwithstanding the current level of FF Top’s beneficial ownership of the Company shares, in light of substantial dilution in its ownership of the Company shares based on recent financing transactions entered into by the Company.

●
On October 22, 2022, FFIE and FF Top entered into the FF Top Amendment to the FF Top Voting Agreement. Pursuant to the FF Top Amendment, FF Top (among other things) reaffirmed its commitment under the FF Top Voting Agreement, in light of the extension of the maturity date of the Bridge Notes under the Third Amendment, to vote all of its shares of the Company voting stock in favor of the proposal to approve (for purposes of the Nasdaq listing rules) the issuance, in the aggregate, of shares in excess of 19.99% of the total issued and outstanding shares of the Company Common Stock pursuant to the Financing Documents at the special meeting of the Company’s stockholders held on November 3, 2022. FF Top’s obligations pursuant to the FF Top Amendment are conditioned on (i) the appointment of Mr. Chad Chen (or a substitute nominee, as applicable), to the Board of Directors of the Company as the fourth FF Top designee no later than October 27, 2022 (provided that Mr. Chen or a substitute nominee, as applicable, is reasonably acceptable to the Nominating and Corporate Governance Committee of the Board with respect to the Nasdaq independence rules and legal compliance and criminal compliance) (provided that if Mr. Chen is not so reasonably acceptable to the Nominating and Corporate Governance Committee of the Board, then FF Top will be permitted to nominate another individual to the Board); and (ii) constructive engagement by Mr. Adam (Xin) He, the Chairman of the Board, directly with representatives of FF Top on certain additional governance and management matters and, to the extent the Chairman of the Board so determines, in his discretion, such matters will be put to a discussion and a vote of the full Board. On October 27, 2022, Mr. Chad Chen was appointed to the Board. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately.

●	On November 26, 2022, the Board appointed Mr. Xuefeng Chen as Global CEO, effective as of November 27, 2022. Mr. Xuefeng Chen replaced Dr. Carsten Breitfeld, who was removed from the Global CEO position by the Board on November 26, 2022.

●	On November 29, 2022, Mr. Robert Kruse, FF’s former Senior Vice President, Product Execution, resigned from the Company. On December 13, 2022, Mr. Matthias Aydt took on the role of Senior Vice President, Product Execution, effective immediately.

●	On December 15, 2022, Mr. Lee Liu tendered his resignation from the Board, which resignation was effective on December 18, 2022. On December 18, 2022, Mr. Jie Sheng was appointed to the Board, effective immediately, following the resignation of Mr. Liu. On December 25, 2022, Mr. Edwin Goh tendered his resignation from the Board, which resignation was effective on December 26, 2022. On December 27, 2022, Ms. Ke Sun was appointed to the Board, effective immediately, following the resignation of Mr. Goh. Mr. Sheng and Ms. Sun are designees of FF Top pursuant to the Amended Shareholder Agreement. On December 26, 2022, Dr. Carsten Breitfeld tendered his resignation from the Board, which resignation was effective immediately. On December 27, 2022, Mr. Xuefeng Chen was appointed to the Board, effective immediately, following the resignation of Dr. Breitfeld. On January 20, 2023, Mr. Qing Ye tendered his resignation from the Board, which resignation was effective immediately. Mr. Ye remains a consultant of the Company as an independent contractor until November 18, 2023, at which time both parties will mutually reassess the relationship. On January 25, 2023, Mr. Chui Tin Mok was appointed to the Board, effective immediately, following the resignation of Mr. Ye. On March 9, 2023, Mr. Matthias Aydt tendered his resignation from the Board, effective upon the nomination and approval by the Board of a replacement director. On March 13, 2023, upon the recommendation of the Nominating and Corporate Governance Committee, the Board appointed Li Han to fill the vacancy on the Board due to Mr. Aydt’s resignation.

●	On February 26, 2023, after an assessment by the Board of FF’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s remaining departments continue to report to Mr. Xuefeng Chen. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act.

●
On January 13, 2023, the Company entered into an Amended and Restated Shareholder Agreement (the “Amended Shareholder Agreement”) with FF Top and, solely for purposes of certain amendments to the Heads of Agreement, FF Global, which amended and restated the Shareholder Agreement, as amended by the Heads of Agreement. Pursuant to the Amended Shareholder Agreement, (a) FF Top has the right to nominate certain designees to the Board, (b) the Company agreed not to elect to be treated as a “controlled company” as defined under Nasdaq rules, (c) the Company agreed to cooperate with any written requests by FF Top relating to any pledge, hypothecation or grant of shares of Common Stock, (d) FF Top informed the Company that FF Top expects certain proposals to be submitted to Company stockholders for approval to amend provisions of the Company’s Amended and Restated Charter related to voting power of Class B Common Stock, FF Top designees to the Board and written consent of stockholders, (e) the Company agreed not to enter into any transaction or series of related transactions that would require a stockholder vote under Nasdaq Listing Rule 5635(d) (without giving effect to Section 5635(f) thereof) without FF Top’s prior written consent, which written consent shall not be unreasonably withheld, conditioned or delayed, (f) the Company agreed that investors under the SPA shall have the right to enter into any voting agreement or grant a voting proxy, at any time and on any terms, with or to FF Top with respect to any shares of Common Stock held by such investors, (g) FF Top agreed (i) to vote all shares of Common Stock that it beneficially owns in favor of an increase in the Company’s authorized shares of Class A Common Stock from 815.0 million to 1.69 billion (as such number may be adjusted due to any stock split, reverse stock split or other similar corporate action after January 13, 2023) at the next meeting of the Company’s stockholders held to consider such proposal (as such meeting may be adjourned or postponed) and (ii) not to transfer, convert or otherwise take any action that would result in the conversion of any shares of Class B Common Stock into Class A Common Stock of the Company prior to the Company’s receipt of stockholder approval for an increase in the number of authorized shares of Class A Common Stock in accordance with the foregoing, (h) (i) FF Top released and waived claims it or any other “FF Top Parties” (i.e., FF Top, FF Peak Holding LLC, a Delaware limited liability company, Pacific Technology Holding LLC, a Delaware limited liability company, FF Global and each of their affiliates, and their respective successors and assigns) may have had against the Company and the Company Parties (described below; such claims, the “FF Top Claims”) relating to matters occurring at any time after September 23, 2022 but prior to the execution of the Amended Shareholder Agreement (the “FF Top Release”), and (ii) the Company released and waived any and all claims it or any other “Company Parties” (i.e., the Company and each of the Company’s controlled affiliates, each individual currently serving as a director or on the management team of the Company or any of its controlled affiliates, and the respective successors and assigns of any of the foregoing) may have against FF Top Parties relating to any matters occurring at any time after September 23, 2022 but prior to the execution of the Amended Shareholder Agreement, and (i) the Company, FF Top and FF Global agreed that certain conditions in the Heads of Agreement have been satisfied, that there are no Definitive Documents (as such term is defined in the Heads of Agreement) beyond the Heads of Agreement and the Amended Shareholder Agreement, and to certain other amendments of the Heads of Agreement.

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

●
On March 27, 2023, FFIE entered into an Amendment No. 7 to Securities Purchase Agreement (The “Seventh Amendment”) with FF Simplicity as administrative, collateral agent and purchaser, and Senyun and FF Prosperity as purchasers.

●
On May 9, 2023, FFIE entered into an Amendment No. 8 to Securities Purchase Agreement (The “Eighth Amendment”) with FF Simplicity as administrative, collateral agent and purchaser, and Senyun and FF Prosperity as purchasers.

●
On May 8, 2023, the Company entered into a Securities Purchase Agreement (the “Unsecured SPA”) with Metaverse Horizon Limited and V W Investment Holding Limited, as purchasers (collectively with additional purchasers from time to time party thereto, the “Unsecured SPA Purchasers”), to issue and sell, subject to the satisfaction of certain closing conditions (as described further below), $100.0 million aggregate principal amount of the Company’s senior unsecured convertible promissory notes.

●	Beginning on August 16, 2022, FF Aventuras SPV XI, LLC, FF Adventures SPV XVIII LLC, FF Ventures SPV IX LLC and FF Venturas SPV X LLC, entities affiliated with ATW Partners LLC (the “ATW Investors”), converted portions of the aggregate principal amount of the outstanding convertible notes issued by the Company in a private placement pursuant to a Second Amended and Restated Note Purchase Agreement, dated as of October 9, 2020 (as amended from time to time, the “NPA,” and such convertible notes issued under the NPA, the “ATW NPA Notes”), into shares of Class A Common Stock, as follows below:

Conversion Period	Total Principal Amount of ATW NPA Notes Converted (in thousands)	Conversion Price	Total Number of Shares of Class A Common Stock Issued
August 16, 2022 to September 14, 2022	$67,218	$0.84 to $2.29	64,843,850

●	On September 26, 2022, the ATW Investors exercised 2,687,083 ATW NPA Warrants, each with an exercise price of $0.64 per share, into an equivalent number of shares of Class A Common Stock, resulting in net cash exercise proceeds to FFIE of $1.7 million.

●	On September 27, 2022, the ATW Investors exercised 29,158,364 ATW NPA Warrants, each with an exercise price of $0.50 per share, on a cashless basis into 14,339,110 shares of Class A Common Stock.

●	On September 27, 2022, the Board approved the issuance of 3,169,822 stock option awards, each exercisable into one share of Class A Common Stock, as part of the Company’s 2021 Stock Incentive Plan. Vesting terms include annual vesting in 25% increments from the vesting start date, 100% vesting as of the vesting start date, and vesting upon the start of production of the FF 91 Futurist.

●	On October 10, 2022, FFIE entered into an exchange agreement with the ATW Investors, pursuant to which, on October 10, 2022, the ATW Investors exchanged $4.0 million in aggregate principal amount of the outstanding ATW NPA Notes for 6,269,031 newly issued shares of Class A Common Stock, reflecting a price per share of Class A Common Stock of $0.64.

●	On October 19, 2022, FFIE and the ATW Investors entered into an exchange agreement, pursuant to which, on October 19, 2022, the ATW Investors exchanged $2.7 million in aggregate principal amount of the outstanding ATW NPA Notes for 5,227,837 newly issued shares of the Class A Common Stock, reflecting a price per share of Class A Common Stock of $0.51. Following the completion of such exchange, there were no outstanding ATW NPA Notes.

●	Between November 22, 2022 and February 28, 2023, FF Simplicity, Senyun and RAAJJ Trading LLC converted portions of the aggregate principal amount of the outstanding convertible notes of $68.9 million issued by the Company pursuant to the SPA at a conversion price of $0.23 to $1.05 per share into 258,909,938 shares of Class A Common Stock.

●	Between November 22, 2022 and February 7, 2023, FF Simplicity, Senyun and RAAJJ Trading LLC exercised 43,874,615 SPA Warrants using exercise prices of $0.28 to $0.2275 per share into 39,647,862 shares of Class A Common Stock. Between December 15, 2022 and February 6, 2023, the ATW Investors exercised 28,597,331 NPA ATW Warrants using an exercise price of $0.2275 per share into 23,557,189 shares of Class A Common Stock.

●	On November 14, 2022, FFIE announced entry into the SEPA with Yorkville, with an initial commitment of $200.0 million. Under the terms of the SEPA, FFIE has the right, but not the obligation, to issue and sell to Yorkville up to $200.0 million in shares Class A Common Stock subject to customary conditions including an effective registration statement for the resale of such shares. FFIE has the right to increase the $200.0 million commitment by up to $150.0 million in one or more installments. The shares will be sold to Yorkville at a discounted price of 97% of the three-day VWAP at the time of funding, and generally limited to one-third of FFIE’s trading volume during such time period. On December 8, 2022, FFIE filed with the SEC a registration statement on Form S-1 (File No. 333-268722) to register shares of Class A Common Stock to be issued under the SEPA. Such registration statement was declared effective by the SEC on March 22, 2023.

●
Between April 1, 2023 and May 12, 2023 the Purchasers converted portions of an aggregate principal amount of $60.2 million of the SPA Notes at a conversion price of $1.05 to $0.14 per share into 299,648,761shares of Class A Common Stock.

●
Between April 1, 2023 and May 11, 2023 the Purchasers converted portions of an aggregate principal amount of $3.3 million of the Unsecured Notes at a conversion price of $0.89 to $0.14 per share into 23,691,100 shares of Class A Common Stock.

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

●	Matthias Aydt, then Senior Vice President, Business Development and Product Definition and a former director of FFIE, and currently Senior Vice President, Product Execution, being placed on probation as an executive officer for a six-month period, during which period he remained a non-independent member of the Board, which probationary period has since ended;

●	the appointment of Jordan Vogel as Lead Independent Director; certain changes to the composition of Board committees, including Brian Krolicki stepping down from his role as Chairman of the Board and Chair of the Nominating and Corporate Governance Committee and becoming a member of the Audit and Compensation Committees of the Board; Jordan Vogel stepping down from the Nominating and Corporate Governance Committee; and Scott Vogel becoming the Chair of the Audit Committee and the Nominating and Corporate Governance Committee of the Board;

●	the suspension without pay of Jiawei (“Jerry”) Wang, FFIE’s former Vice President, Global Capital Markets, who subsequently notified the Board of his decision to resign from FF on April 10, 2022;

●	the assessment and enhancement of FF’s policies and procedures regarding financial accounting and reporting and the upgrading of FF’s internal control over financial accounting and reporting, including by hiring additional financial reporting and accounting support, in each case at the direction of the Audit Committee;

●	the implementation of enhanced controls around FF’s contracting and related party transactions, including regular attestations by FF’s employees with authority to bind FF to contracts and related party transactions, for purposes of enabling FF to make complete and accurate disclosures regarding related party transactions;

●	the implementation of a comprehensive training program for all directors and officers regarding, among other things, internal FF policies;

●	the separation of Jarret Johnson, FF’s Vice President, General Counsel and Secretary; and

●	certain other disciplinary actions and terminations of employment with respect to other FF employees (none of whom is an executive officer).
As of the date of this Report, FF is continuing to implement certain of the remedial actions approved by the Board. However, certain of these remedial actions are no longer in effect. For instance, Ms. Swenson resigned from the Board on October 3, 2022. Moreover, effective on February 26, 2023, certain departments within the Company report to both Mr. Jia and Mr. Xuefeng Chen, including the Company’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments report directly to Mr. Jia, while the remaining departments continue to report to Mr. Xuefeng Chen. Further, based on the changes to his responsibilities within FF, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act, and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act.
In addition to the above, the Company is strengthening its compliance policies and procedures, including the hiring of a Compliance Officer with the title of Deputy General Counsel (hired in March 2023), who will report on a dotted line to the Chair of the Audit Committee, and a Director of Risks and Internal Controls. However there is no assurance can be provided that the remedial measures that continue to be implemented and additional actions by the Company to enhance its compliance policies and procedures will be implemented in a timely manner or at all, or will be successful to prevent inaccurate disclosures in the future. However, pursuant to the Heads of Agreement, FF has implemented certain governance changes that impact certain of the above-discussed remedial actions. On October 3, 2022, Ms. Swenson tendered her resignation from her role as both Executive Chairperson and member of the Board effective immediately. In addition, on October 3, 2022, Mr. Scott Vogel resigned from the Board effective immediately and Mr. Jordan Vogel resigned effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately. On December 15, 2022, Mr. Lee Liu tendered his resignation from the Board, which resignation was effective on December 18, 2022. On December 18, 2022, Mr. Jie Sheng was appointed to the Board, effective immediately, following the resignation of Mr. Liu. On December 25, 2022, Mr. Edwin Goh tendered his resignation from the Board, which resignation was effective on December 26, 2022. On December 27, 2022, Ms. Ke Sun was appointed to the Board, effective immediately, following the resignation of Mr. Goh. Mr. Sheng and Ms. Sun are designees of FF Top pursuant to the Amended Shareholder Agreement. On December 26, 2022, Dr. Carsten Breitfeld tendered his resignation from the Board, which resignation was effective immediately. On December 27, 2022, Mr. Xuefeng Chen was appointed to the Board, effective immediately, following the resignation of Dr. Breitfeld. On January 20, 2023, Mr. Qing Ye tendered his resignation from the Board, which resignation was effective immediately. Mr. Ye remains a consultant of the Company as an independent contractor until November 18, 2023, at which time both parties will mutually reassess the relationship. On January 25, 2023, Mr. Chui Tin Mok was appointed to the Board, effective immediately, following the resignation of Mr. Ye. On March 9, 2023, Mr. Matthias Aydt tendered his resignation from the Board, effective upon the nomination and approval by the Board of a replacement director. On March 13, 2023, upon the recommendation of the Nominating and Corporate Governance Committee, the Board appointed Li Han to fill the vacancy on the Board due to Mr. Aydt’s resignation. On April 14, 2023, FF held its 2023 Annual Meeting and nominated directors for election as contemplated in the Heads of Agreement.

Subsequent to FFIE announcing the completion of the Special Committee investigation on February 1, 2022, FFIE, certain members of the management team, and employees of FFIE received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the

Special Committee investigation. FFIE is cooperating fully with the SEC’s investigation, including responding to multiple subpoenas and requests for information. The outcome of such an investigation is difficult to predict. FF has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, FF is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss. In addition, in June 2022, FF received a preliminary request for information from the DOJ in connection with the matters that were the subject of the Special Committee investigation. FF has responded to that request and intends to fully cooperate with any future requests from the DOJ.

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

Financing Discussions and New Convertible Note and Warrant Financings

On March 29, 2023, FF announced the start of production of the FF 91 Futurist and, on April 14, 2023, FF’s first production FF 91 Futurist vehicle came off the line. Although FF has successfully obtained commitments since August 2022 from several investors totaling $267.0 million in convertible note financing, subject to certain conditions, and continues financing discussions with multiple parties, FF has experienced delays in securing additional funding commitments, which have exacerbated the supply chain pressures on FF’s business. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including implementing headcount reductions and other expense reduction and payment delay measures. Further efforts, including additional headcount reductions, may be undertaken in response to FF’s financial condition and market conditions. FF has developed a three-phase delivery plan for the FF 91 Futurist. The first phase is expected to begin at the end of May 2023, and the second phase is expected to begin at the end of the second quarter of 2023, followed by the third phase. The first phase is the “Industry Expert Futurist Product Officer (FPO) Co-Creation Delivery.” In this first phase, the Industry Expert FPO(s) will pay in full for an FF 91 vehicle in order to reserve the vehicle and be trained in the use of the vehicle. The reserved FF 91 vehicle will be delivered to the FPO at the beginning of the second phase. The second phase is the “FPO Co-Creation Delivery.” In this second phase, FPO(s) will take possession of the FF 91 vehicle. The third phase is the “Full Co-Creation Delivery.” In this third phase, FF will deliver FF 91 vehicles to all spire users that pay in full for an FF 91 vehicle. The successful beginning of the second phase is contingent on receiving parts on our required timeframes and completion of requisite tests. Further, FF expects to need substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing.

The Company needs to raise additional capital to support the production and delivery of the FF 91 Futurist and satisfy its other capital needs. There is no assurance FF will be able to timely receive sufficient funding under existing financing commitments to produce and deliver the FF 91 Futurist on that timeline or at all. If unable to receive sufficient funding, FF will be required to obtain new financing commitments, which may not be available to it under reasonable commercial terms. Further, there cannot be any assurance that FF will be able to develop the manufacturing capabilities and processes, or secure reliable sources of component supply to meet the quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive business.

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

On February 3, 2023, FFIE entered into an Amendment No. 6 to Securities Purchase Agreement (The “Sixth Amendment”) with FF Simplicity as administrative and collateral agent and Senyun, FF Top, FF Simplicity, FF Prosperity, Acuitas and other purchasers. As of the date this Report, we have received $120.0 million ($106.1 million net of original issue discount and transaction costs) in Tranche C SPA Notes under the Sixth Amendment.

On March 23, 2023, the Company entered into an Amendment No. 7 to the SPA (the “Seventh Amendment”) with Senyun and entities affiliated with ATW Partners LLC, pursuant to which the parties agreed to accelerate the funding timeline of Tranche C Notes in the amount of $40.0 million, and an entity affiliated with ATW Partners LLC agreed to purchase additional Tranche B Notes in the amount of $5.0 million, in each case, subject to meeting certain conditions, in exchange for an agreement to increase original issuance costs associated with such funding. As part of the agreement, original issuance discount related to $25.0 million in principal amount of Tranche C Notes and Tranche B notes was agreed to be 14% and 16%, respectively.
On May 8, 2023, the Company entered into a Securities Purchase Agreement (the “Unsecured SPA”) with Metaverse Horizon Limited and V W Investment Holding Limited (the ”Unsecured SPA Purchasers”) to issue and sell, subject to the satisfaction of certain closing conditions, $100.0 million aggregate principal amount of the Company’s senior unsecured convertible promissory notes. On May 10, 2023 the Company received gross proceeds pursuant to the Unsecured SPA totaling $3.3 million ($3.0 million net of original issuance cost).
FF is actively engaged in confidential discussions and negotiations with entities affiliated with FF Top and other potential investors with respect to purchasing incremental convertible senior secured notes and/or convertible junior secured notes on the same terms as FF Simplicity Ventures LLC under the SPA.
FF will need further financing to support the ramp up and development of its sales and service systems for its flagship FF 91 vehicle and beyond. In particular, the Company is currently conducting due diligence on potential financing sources. This process has been time consuming and may result in the Company not being able to consummate any financing from these or other financing sources on a timely basis or at all. Additionally, certain investors under the SPA may not fund their commitments until the Company increases the number of authorized shares of its Class A Common Stock and registers the securities underlying the SPA Warrants and SPA Notes in an effective registration statement.If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our production and delivery plans for the FF 91 Futurist, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.

FF’s cash needs after the start of production of the FF 91 Futurist will depend on the extent to which FF’s actual costs vary from FF’s estimates and FF’s ability to control these costs and raise additional funds. Any challenges in supplier engagements, delays in ramping capacity or labor at the Hanford facility or for sales and service engagements, rising prices of materials, or ongoing global supply chain disruptions may further increase the need for additional capital to produce and deliver the FF 91 series. In particular, recently, some suppliers have threatened to terminate their relationship with the Company because of late payments or requested accelerated payments and other terms and conditions as a result of our past payment history and concerns about the Company’s financial condition, leading to less favorable payment terms than the Company had anticipated, and delaying or putting at risk certain deliveries. FF is in active negotiations with these suppliers to minimize these risks. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.
Components of FF’s Results of Operations
Key Factors Affecting Operating Results (in thousands)
FF’s performance and future success depend on several factors that present significant opportunities but also pose risks and challenges including those discussed below and, in the section titled “Risk Factors” in the Form 10-K, as updated in this Report.
Faraday Future Vehicle Production and Delivery
FF expects to derive revenue from sales of the FF 91 Futurist. The start of production of the FF 91 Futurist was announced on March 29, 2023, and FF’s first production FF 91 Futurist vehicle came off the line on April 14, 2023. FF has developed a three-phase delivery plan for the FF 91 Futurist. The first phase is expected to begin at the end of May 2023, and the second phase is expected to begin at the end of the second quarter of 2023, followed by the third phase. The first phase is the “Industry Expert Futurist Product Officer (FPO) Co-Creation Delivery.” In this first phase, the Industry Expert FPO(s) will pay in full for an FF 91 vehicle in order to reserve the vehicle and be trained in the use of the vehicle. The reserved FF 91 vehicle will be delivered to the FPO at the beginning of the second phase. Delivery of the reserved FF 91 vehicle will occur at the beginning of phase two. The second phase is the “FPO Co-Creation Delivery.” In this second phase, FPO(s) will take possession of the FF 91 vehicle. The third phase is the “Full Co-Creation Delivery.” In this third phase, FF will deliver FF 91 vehicles to all spire users that pay in full for an FF 91 vehicle. The successful beginning of the second phase is contingent on receiving parts on our required timeframes and completion of requisite tests. Further, FF expects to need substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing.
The successful beginning of the second phase is contingent on receiving parts on our required timeframes and completion of requisite tests. Further, FF expects to need substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing. As FF executes the three-phase delivery plan, it plans to continue to move vehicles into production and off-the-line with high quality and high product power.
The FF 81, FF 71, and SLMD electric vehicle models are in various stages of planning or development and expected to be released after the FF 91 series depending on availability of adequate funding and other strategic factors.
Production and Operations
FF expects to continue to incur significant operating costs that will impact its future profitability, including research and development expenses as it introduces new models and improves existing models; capital expenditures for the expansion of its manufacturing capacities; additional operating costs and expenses for production ramp-up; raw material procurement costs; general and administrative expenses as it scales its operations; interest expense from debt financing activities; and selling and distribution expenses as it builds its brand and markets its vehicles. FF may incur significant costs in connection with its services once it delivers the FF 91 Futurist, including servicing and warranty costs. FF’s ability to become profitable in the future will depend on its ability to successfully market its vehicles and control its costs.

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
Revenues
FF is a development stage company and has not generated any revenue to date. FF’s anticipated introduction of the FF 91 Futurist, its first vehicle, is expected to generate FF’s future revenue while other vehicles are in development.
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
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment relates to the abandonment of certain FF 91 program construction in progress assets, primarily vendor tooling, machinery, and equipment, due to the redesign of the related FF 91 components and implementation of FF’s cost reduction program. Charges associated with disposals are recognized within operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Loss on Settlement of Notes Payable
Loss on settlement of notes payable consists of losses resulting from the settlement of notes payable as part of the Company’s ongoing financing activities.
Results of Operations (in thousands) (Unaudited)
To date, FF has not generated any revenue from the design, development, manufacturing, engineering, sale, or distribution of its electric vehicles. Please refer to the section “Risk Factors” in the Form 10-K, as updated in this Report for a full discussion on the risks and uncertainties related to costs.
Comparison of the Three Months Ended March 31, 2023 and 2022 (dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Consolidated Statements of Operations
Operating expenses
Research and development	$46,160	$114,935
Sales and marketing	5,585	6,186
General and administrative	27,584	27,880
Loss on disposal of property and equipment	3,698	—
Total operating expenses	83,027	149,001

Loss from operations	(83,027)	(149,001)
Change in fair value measurements	94,917	1,186
Interest expense	(4,651)	(3,746)
Related party interest expense	(140)	(622)
Other (expense) income, net	2,409	(915)
Loss on settlement of notes payable	(3,021)	—
Income (Loss) before income taxes	6,487	(153,098)
Income tax provision	—	—
Net income (loss)	$6,487	$(153,098)
Research and Development

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Research and development	$46,160	$114,935	$(68,775)	(60)%
The decrease in research and development expense during the three months ended March 31, 2023 versus the same period in 2022 was primarily due to the decrease in engineering, design, and testing ("ED&T") services of $72,918 as the Company substantially completed R&D activities related to the FF 91 vehicle in 2022 and was focused on capitalizable activities attributable to Start of Production which was achieved on March 29, 2023; the decrease in personnel and compensation related expenses of $4,213 due to decreased headcount as part of cost saving measures implemented by the Company in light of its financial position and the focus on achieving Start of Production; $1,422 decrease in professional services due to termination of consulting services in China and lower use of professional services in general as part of the above mentioned cost savings measures; partially offset by an increase in stock based compensation of $9,824 mostly related to the portion of stock options measured at fair value through the increase in authorized shares on February 28, 2023 and partially offset by a decrease in headcount coupled with a decreased in the Company’s stock price.
Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Sales and marketing	$5,585	$6,186	$(601)	(10)%
The decrease in sales and marketing expense during the three months ended March 31, 2023 versus the same period in 2022 was primarily due to the decrease in personnel and compensation related expenses of $1,638, mainly attributable to a decrease in headcount and a decrease in marketing expense of $680 as part of cost saving measures implemented by the Company in light of its financial position and the focus on achieving Start of Production; partially offset by an increase in stock based compensation of $1,072 mostly related to the portion of stock options measured at fair value through the increase in authorized shares on February 28, 2023 and partially offset by a decrease in headcount coupled with a decreased in the Company’s stock price; and an increase in rent of $530 due to entering into new office leases agreements at the end of the first quarter of 2022 and; an increase in software subscription expense as the Company prepares the infrastructure for production.
General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
General and administrative	$27,584	$27,880	$(296)	(1)%
The decrease in general and administrative expense during the three months ended March 31, 2023 versus the same period in 2022 was primarily due to the increase in stock based compensation of $844 mostly related to the portion of stock options measured at fair value through the increase in authorized shares on February 28, 2023, and partially offset by a decrease in headcount coupled with a decreased in the Company’s stock price; an increase in insurance expense of $3648 due to increased premiums associated with a new D&O policy entered into in the third quarter of 2022; an increase of $628 due to entering into new office leases agreements at the end of the first quarter of 2022; and an increase in depreciation expense of $— from increased capital expenditures related to Start of Production; partially offset by a decrease in professional service expense of $4,459 due to the conclusion of the Special Committee Investigation in 2022; and a decrease in personnel and compensation related expenses of $1,414 due to a decrease in headcount as part of cost saving measures implemented by the Company in light of its financial position and the focus on achieving Start of Production.
Loss on disposal of property and equipment

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Loss on disposal of property and equipment	$3,698	$—	$3,698	100%

The increase in loss of disposal on property and equipment is due to the write off of $3,698 of certain construction in process assets that are not expected to be used as part of Start of Production.
Change in Fair Value Measurements

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Change in fair value measurements	$94,917	$1,186	$93,731	(7,903)%
The change in fair value measurements for the three months ended March 31, 2023 is primarily due to notes payable and warrants that were measured at fair value in the comparative period in 2022 and were revalued during 2023 at predominantly lower fair values due to pricing inputs that use the market price of the Company’s Common Stock which has experienced a decline. These gains are partially offset by the issuance of new notes and warrants during the period which contained significant original issue discounts and favorable conversion features, resulting in income charged to fair value measurement expense.
Interest Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Interest expense	$(4,651)	$(3,746)	$(905)	(24)%
The increase in interest expense during the three months ended March 31, 2023, was due to the Company issuing new notes in the principal amount of $190,000.
Related Party Interest Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Related party interest expense	$(140)	$(622)	$482	77%
The decrease in related party interest expense for the three months ended March 31, 2023 as compared to the same period in 2022 was due to an agreement, dated December 27, 2022, with Chongqing Leshi Small Loan Co., Ltd, a related party, according to which it was agreed that a portion of principal and all outstanding accrued interest would be waived. The reduction in interest bearing debt and a lowered interest rate pursuant to the new agreement further contributed to this decrease.
Other (Expense) Income, Net

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Other (expense) income, net	$2,409	$(915)	$3,324	363%
The change in other (expense) income, net of $3,300 was primarily due to foreign currency transaction losses resulting from the revaluation of transactions denominated in currencies other than U.S. Dollars that are remeasured at the end of each period.
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

As of March 31, 2023, the Company’s principal source of liquidity was cash on hand totaling $31.8 million, which was held for working capital and general corporate purposes.
FF announced the start of production of the FF 91 Futurist on March 29, 2023, and FF’s first production FF 91 Futurist vehicle came off the line on April 14, 2023. FF has developed a three-phase delivery plan for the FF 91 Futurist. The first phase is expected to begin at the end of May 2023, and the second phase is expected to begin at the end of the second quarter of 2023, followed by the third phase. The first phase is the “Industry Expert Futurist Product Officer (FPO) Co-Creation Delivery.” In this first phase, the Industry Expert FPO(s) will pay in full for an FF 91 vehicle in order to reserve the vehicle and be trained in the use of the vehicle. The reserved FF 91 vehicle will be delivered to the FPO at the beginning of the second phase. Delivery of the reserved FF 91 vehicle will occur at the beginning of phase two. The second phase is the “FPO Co-Creation Delivery.” In this second phase, FPO(s) will take possession of the FF 91 vehicle. The third phase is the “Full Co-Creation Delivery.” In this third phase, FF will deliver FF 91 vehicles to all spire users that pay in full for an FF 91 vehicle.
The successful beginning of the second phase is contingent on receiving parts on our required timeframes and completion of requisite tests. Further, FF expects to need substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing. As FF executes the three-phase delivery plan, it plans to continue to move vehicles into production and off-the-line with high quality and high product power. There is no assurance FF will be able to timely receive sufficient funding under existing or new financing commitments to produce and deliver the FF 91 Futurist on that timeline or at all. If unable to receive sufficient funding, FF will be required to obtain new financing commitments, which may not be available to it under reasonable commercial terms. Further, there cannot be any assurance that FF will be able to develop the manufacturing capabilities and processes, or secure reliable sources of component supply to meet the quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business.
On March 29, 2023, FF announced the start of production of the FF 91 Futurist and, on April 14, 2023, FF’s first production FF 91 Futurist vehicle came off the line. Since August 14, 2022, the Company has obtained commitments from several investors totaling $267.0 million in convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $220.3 million under these commitments has been funded to date ($193.3 million net of original discount and transaction costs). Of the remaining balance of $46.7 million, an amount of $20.0 million is committed and contingent upon delivery of the FF 91 Futurist to the first batch of bona fide customers, and an amount of $15.0 million is expected to be funded within five business days after the satisfaction or waiver of certain conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes. In addition, the Company had the right to force the exercise of the warrants underlying the Warrant Reserve, as such term is defined in Note 12, Stockholders’ Equity, in the notes to the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2023 included elsewhere in this Report, for a total exercise price of $20.0 million in cash ($10.6 million remaining to be funded to the Company), upon the completion of certain milestones and conditions. The right to force exercise of the Warrant Reserve expired upon the holders exercising their warrants during 2023. In 2023 to date, Senyun, RAAJJ and a purchaser affiliated with ATW Partners LLC exercised their respective options to purchase additional senior secured notes and the accompanying SPA Warrants of the Company. The Company received aggregated gross proceeds of $38.0 million ($32.9 million net of original issuance discount) in exchange for such issuances.
Further, pursuant to the SEPA, the Company has the sole right, but not the obligation, to direct Yorkville from time to time to purchase up to $200.0 million of Class A Common Stock during the commitment period ending November 11, 2025, with an option to increase such amount to $350.0 million at FF’s option. On February 28, 2023, the stockholders approved, as is required by the applicable Nasdaq rules and regulations, advances of Class A Common Stock to be issued under the SEPA, including the issuance of any shares in excess of 19.99% of the issued and outstanding shares of Common Stock.
On May 8, 2023, the Company entered into the Unsecured SPA with the Unsecured SPA Purchasers to issue and sell, subject to the satisfaction of certain closing conditions, $100.0 million aggregate principal amount of the Company’s senior unsecured convertible promissory notes. On May 10, 2023 the Company received gross proceeds pursuant to the Unsecured SPA totaling $3.3 million ($3.0 million net of original issuance cost). The Unsecured SPA Purchasers committed to fund in eight subsequent closings fifteen days apart, subject to the satisfaction of certain closing conditions. In addition, any Unsecured SPA Purchaser may postpone or cancel any closing pursuant to the Unsecured SPA in its reasonable discretion if it reasonably determines, based on public information, that the first phase of the Company’s three-phase delivery plan as disclosed in public filings has not begun or will not begin prior to May 31, 2023 and/or the second phase of such delivery plan has not begun or will not begin prior to June 30, 2023, in each case within 15 calendar days of such deadline. See Note 15. Subsequent Events for more information regarding the Unsecured SPA.
FF has received third party beneficiary rights in equity commitment letters with FF Global and the sole stockholder of V W Investment Holding Limited to be able to compel the closing or seek damages subject to the limitations set forth therein. In the event of a breach by such investors of their obligations under their equity commitment letters with the Company, the Company may not be able to recover the damages caused by, or receive the funding due to, such breach.
The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments, which have exacerbated the supply chain pressures on FF’s business. Additionally, certain investors under the SPA may not fund their commitments until the Company increases the number of authorized shares of its Class A Common Stock and registers the securities underlying the SPA Warrants and SPA Notes in an effective registration statement. Furthermore, there can be no assurance that FF would be able to satisfy the closing conditions under the Unsecured SPA or that FF will be able further to successfully obtain additional incremental convertible senior secured note purchasers under the SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all, and there is no assurance that the closing conditions under the Unsecured SPA would be satisfied. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including reducing spending, extending payment cycles and implementing other similar measures. If our ongoing capital raising efforts are unsuccessful or significantly delayed, or if we experience prolonged material adverse trends in our business, our production will be delayed or decreased, and our actual use of cash, production volume and revenue for 2023 will vary from our previously disclosed forecasts, and such variances may be material. While FF continues to be actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise further additional capital on terms acceptable to it or at all. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Incremental capital needs beyond 2023 to fund development of the Company’s remaining product portfolio will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.
Despite the access to liquidity resulting from the SEPA and the unfunded commitments from the SPA, and the Unsecured SPA, the Company projects that it will require additional funds in order to continue operations and support the ramp-up of production of the FF 91 to generate revenues to put the Company on a path to cash flow break-even. Incremental capital needs beyond March 2023 to fund operations and the development of the Company’s remaining product portfolio and ramp up production will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs.
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,470.1 million as of March 31, 2023. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $991.0 million which it used to settle certain liabilities and the remainder of which management has used to finance the ongoing operations of the business.
The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 8, Related Party Notes Payable and Note 9, Notes Payable, the sale of Preferred and Common Stock (see Note 12, Stockholders’ Equity) and the net proceeds received from the Business Combination and the PIPE Financing (see Note 1, Nature of Business and Organization and Basis of Presentation).
The Company’s ongoing liquidity needs will depend on the extent to which the Company’s actual costs vary from the Company’s estimates and the Company’s ability to control these costs, as well as the Company’s ability to raise additional funds. The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials, potential impact of the COVID-19 pandemic, and general macroeconomic conditions. Refer to the section titled “Risk Factors” of the Form 10-K, as updated in this Report, for a full discussion of the risks. The Company’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties. The Company expects to continue to generate significant operating losses for the foreseeable future. The plans are dependent on the Company being able to continue to raise significant amounts of capital through the issuance of additional notes payable and equity securities.
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
Related party notes payable consists of the following as of March 31, 2023 (dollars in thousands):

Note Name	Contractual Maturity Date	Contractual Interest Rates	Balance as of March 31, 2023	Interest Expense for the Three Months Ended March 31, 2023
Related party notes - China	December 31, 2023	12.0%	$4,715	$140
Related party notes – China various other	Due on Demand	—%	3,928	—
			$8,643	$140

Schedule of Principal Maturities of Related Party Notes Payable (dollars in thousands):
The future scheduled principal maturities of related party notes payable as of March 31, 2023 were as follows (dollars in thousands):

Due on demand	$3,928
2023	4,715
$8,643
Related party notes payable consists of the following as of December 31, 2022 (dollars in thousands):

Due on demand	$3,755
2023	4,651
$8,406
The Company has entered into notes payable agreements with third parties, which consists of the following as of March 31, 2023 (dollars in thousands):

	March 31, 2023
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Three Months Ended March 31, 2023
Bridge Notes (1)	Various	11%-15%	165,034	(37,937)	(34,432)	92,665	4,360
Notes payable – China other	Due on Demand	—%	5,065	—	—	5,065	—
Auto loans	October 2026	7%	94	—	—	94	2
			$170,193	$(37,937)	$(34,432)	$97,824	$4,362

	December 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the three months Ended March 31, 2022	Accrued Interest
Bridge Notes (1)	October 27, 2028	10%	$36,622	$264	$(10,878)	$26,008	$1,272	$1,676
Notes payable – China other	Due on Demand	—%	4,997	—	—	4,997	—	—
Auto loans	October 2026	7%	100	—	—	100	—	—
			$41,719	$264	$(10,878)	$31,105	$1,272	$1,676

Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of March 31, 2023 are as follows (dollars in thousands):

Due on demand	$5,065
2023	—
2024	—
2025	41,000
2026	94
2027	—
Thereafter	124,034
$170,193
Cash Flow Analysis
Presented below is a summary of FF’s cash flows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in)
Operating activities	$(102,980)	$(122,364)
Investing activities	(16,873)	(44,398)
Financing activities	134,443	(85,676)
Effect of exchange rate changes on cash and restricted cash	170	(653)
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
Net cash used in operating activities was $(103.0) million and $(122.4) million for the three months ended March 31, 2023 and 2022, respectively. The largest components of FF’s cash used by operating activities during the three months ended March 31, 2023, were for professional and contracted services totaling $12.5 million, and compensation, benefits and related expenses totaling $26.3 million. The largest components of FF’s cash used by operating activities during the three months ended March 31, 2022, were $33.6 million for wages and compensation related expenses, and $9.4 million for professional services. Other movements in both periods were related to changes in working capital.
Investing Activities
Net cash used in investing activities was $(16.9) million and $(44.4) million for the three months ended March 31, 2023, and 2022, respectively, related to acquisition of fixed assets.
Financing Activities
Net cash provided by (used in) financing activities was $134.4 million and $(85.7) million for the three months ended March 31, 2023, and 2022, respectively.
Net cash provided by financing activities during the three months ended March 31, 2023, primarily consists of $131.8 million in proceeds from notes payable, net of original issue discount and $4.1 million in proceeds from the exercise of warrants, partially offset by $(1.1) million in payments of finance lease obligations.
Net cash used in financing activities during the three months ended March 31, 2022, primarily consists of $(87.1) million in repayment of notes payable, including liquidation premiums, and $(0.5) million in payments of finance lease obligations partially offset by $1.9 million in proceeds from exercise of stock options.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The exchange rates effect on Cash and Restricted cash was $0.2 million and $(0.7) million for the three months ended March 31, 2023 and 2022, respectively. The effects of exchange rate changes on cash and restricted cash result from fluctuations on the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Renminbi. Fluctuations in exchange rates against the U.S. dollar may positively or negatively affect FF’s operating results.
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
Accounting estimates and assumptions are evaluated on an ongoing basis, which are discussed in more detail under the section titled “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our 2022 Annual Report on Form 10-K filed on March 9, 2022, as well as in Note 1. Nature of Business and Organization and Basis of Presentation of the Notes to the unaudited Condensed Consolidated Financial Statements for discussion of estimates related to accounting pronouncements recently adopted.
For a description of FF’s significant accounting policies, see Note 1, Nature of Business and Organization and Basis of Presentation of the Notes to Consolidated Financial Statements included in the Form 10-K. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Consolidated Financial Statements.
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
Based on an evaluation of FF’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), FF’s Global Chief Executive Officer and Chief Accounting Officer and Interim Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that FF’s disclosure controls and procedures were not effective as of March 31, 2023, due to the material weaknesses in our internal control over financial reporting described below.
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

These material weaknesses resulted in adjustments primarily related to expense cut-off and the associated accounts including operating expenses, accounts payable and accruals, property and equipment, convertible notes payable and interest expense and related financial disclosures, which were recorded as of and for the year ended December 31, 2019. These material weaknesses also resulted in adjustments primarily related to the extinguishment of a noncontrolling interest, accounts payable, vendor payables in trust and adjustments to the statement of cash flows which were recorded as of and for the year ended December 31, 2019 as well as disclosure errors related to the anti-dilutive shares excluded from the calculation of diluted net loss per share, deferred tax assets and related valuation allowance, accrued interest for certain notes payable, and the fair value of the Vendor Trust as of December 31, 2019. Refer to Note 3 to FF’s Consolidated Financial Statements for the year ended December 31, 2020, included in its Registration Statement on Form S-4 (File Number 333-255027), initially filed with the SEC on April 5, 2021 as amended. Additionally, the material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements as disclosed in Note 2 to PSAC’s Consolidated Financial Statements for the year ended December 31, 2020 within PSAC’s Annual Report on Form 10-K/A, of the entity acquired as part of the July 21, 2021 merger agreement related to warrant liabilities and equity.
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
In connection with the Special Committee investigation, and the completion of additional investigative and remedial work based on Special Committee findings, which were performed under the direction of the newly-appointed Executive Chairperson, reporting to the Audit Committee, additional material weaknesses were identified in FF’s internal control over financial reporting (as disclosed in Note 3 to FF’s consolidated financial statements for the years ended December 31, 2021 and 2020 included in FF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021). Specifically, in addition to the material weaknesses described above relating to management not establishing formal reporting lines in pursuit of its objectives as well as maintaining effective controls for communicating and sharing information between the legal, capital markets, and accounting and finance departments, the following material weaknesses were identified:
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
Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting
Management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. Since identifying the material weaknesses described above, FF made the following enhancements to our internal control over financial reporting:
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
•FF appointed Ms. Becky Roof as Interim Chief Financial Officer (CFO) and engaged an affiliate of AlixPartners LLP to accelerate implementation of Special Committee recommendations including, but not limited to remediation of the material weaknesses in internal control over financial reporting. On October 12, 2022, Ms. Roof resigned from FF upon the successful completion of key milestones in FF’s reporting and fundraising activities, and on October 22, 2022, the Company appointed Ms. Yun Han as Chief Accounting Officer and Interim CFO, effective as of October 25, 2022. Ms. Han’s responsibilities include, but are not limited to, the remediation of the material weaknesses in internal control over financial reporting;
•FF implemented enhanced controls around FF’s related party transactions, including regular attestations;
•FF removed Mr. Yueting Jia, FF’s founder, as an Executive Officer, although he will continue in his position as Chief Product & User Ecosystem Officer of FFIE, reporting to the Chairperson with his role limited to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and advanced R&D technology (however, as of February 26, 2023, this remedial measure is no longer being implemented as further discussed below);
•Functions previously dual-reporting to Mr. Jia and Mr. Breitfeld would report only to Ms. Swenson (but Mr. Jia may remain involved in long-term strategy) (and following the resignation of Ms. Swenson on October 3, 2022, all FF management (including Mr. Jia) reported directly or indirectly to the Global CEO of FF (previously Dr. Breitfeld and currently Mr. Xuefeng Chen) indefinitely while the Board continues to evaluate the appropriate FF management reporting lines) (however, as of February 26, 2023, this remedial measure is no longer being implemented as further discussed below); and
•FF adopted an Insider Investment Reporting Policy to enhance internal reporting of related party transactions.

Our remediation activities are continuing during 2023, although certain of the remedial efforts described above are no longer applicable given recent developments. For instance, Ms. Swenson resigned from the Board on October 3, 2022. There have also been substantial changes to the composition of the Board as a result of the governance settlement entered into between FF and FF Global, as well as substantial turnover in key management personnel, including legal and compliance personnel, which could impact our ability to implement the above described remedial measures.
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
•segregating responsibilities and duties in the Company’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments;
•requiring Board, or a designated committee of the Board, to approve the signing of financing agreements, the hiring, promoting or terminating vice presidents of the Company and above (including additional Section 16 officers), the approval of Company-wide compensation policies;
•hiring of a Compliance Officer with the title of Deputy General Counsel (hired in March 2023), who will report on a dotted line to the Chair of the Audit committee, and a Director of Risks and Internal Controls; and
•engaging an external consulting firm to work in the capacity of an internal audit function (engaged in March 2023), who will report on a dotted line to the Chair of the Audit committee.
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

While FF believes these efforts will remediate the material weaknesses, FF may not be able to complete its evaluation, testing or any required remediation in a timely fashion, or at all. FF cannot assure you that the measures it has taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to its material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of FF’s internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Further loss and/or turnover in key management personnel, particularly accounting, finance and legal personnel, may negatively impact our ability to implement our remediation plan. If FF is unable to remediate its material weaknesses, FF’s ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect FF’s reputation and business and the market price of the Class A Common Stock. Any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of FF’s securities and harm to FF’s reputation and financial condition, or diversion of financial and management resources from the operation of FF’s business.
Changes in Internal Control Over Financial Reporting
Other than as described in the preceding paragraphs, there have been no changes in internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, FF’s internal control over financial reporting.

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

On March 29, 2023, FF announced the start of production of its first electric vehicle, the FF 91 Futurist and, on April 14, 2023, FF’s first production FF 91 Futurist vehicle came off the line. FF has developed a three-phase delivery plan for the FF 91 Futurist. The first phase is expected to begin at the end of May 2023, and the second phase is expected to begin at the end of the second quarter of 2023, followed by the third phase. The first phase is the “Industry Expert Futurist Product Officer (FPO) Co-Creation Delivery.” In this first phase, the Industry Expert FPO(s) will pay in full for an FF 91 vehicle in order to reserve the vehicle and be trained in the use of the vehicle. The reserved FF 91 vehicle will be delivered to the FPO at the beginning of the second phase. The second phase is the “FPO Co-Creation Delivery.” In this second phase, FPO(s) will take possession of the FF 91 vehicle. The third phase is the “Full Co-Creation Delivery.” In this third phase, FF will deliver FF 91 vehicles to all spire users that pay in full for an FF 91 vehicle.

The successful beginning of the second phase is contingent on receiving parts on our required timeframes and completion of requisite tests. Further, FF expects to need substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing. As FF executes the three-phase delivery plan, it plans to continue to move vehicles into production and off-the-line with high quality and high product power. There is no assurance FF will be able to timely receive sufficient funding under existing or new financing commitments to produce and deliver the FF 91 Futurist on that timeline or at all. If unable to receive sufficient funding, FF will be required to obtain new financing commitments, which may not be available to it under reasonable commercial terms. Further, there cannot be any assurance that FF will be able to develop the manufacturing capabilities and processes, or secure reliable sources of component supply to meet the quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business.

At a special meeting of FFIE stockholders held on February 28, 2023, FFIE stockholders approved a proposal to increase FFIE’s authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the total authorized shares from 900,000,000 to 1,775,000,000. On March 1, 2023, FFIE filed an amendment to its Amended and Restated Charter with the Delaware Secretary of State increasing FFIE’s authorized shares of Class A Common Stock to 1,690,000,000 and its total authorized shares to 1,775,000,000. FFIE expects to need additional authorized shares to get to cash flow breakeven. There is no assurance that FFIE stockholder approval of any additional authorized share increase will be obtained in a timely manner or at all.

Furthermore, although FF has started production on its first electric vehicle, it faces significant barriers to growth in the electric vehicle industry, including continuity in development and production of safe and quality vehicles, brand recognition, customer base, marketing channels, pricing policies, talent management, value-added service packages and sustained technological advancement. If FF fails to address any or all of these risks and barriers to entry and growth, its business and results of operation may be materially and adversely affected.

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

FF operates in a capital-intensive industry which requires significant cash to fund its operations. FF expects its capital expenditures to continue to be significant for the foreseeable future as it continues to develop and grow its business. In response to the delay in obtaining funding commitments and negative macroeconomic trends in the industry in which FF operates, such as supply chain pressures and cost inflation, FF has identified and begun implementation of certain cost reduction and cash conservation measures, including headcount and temporary salary reductions, supplier payment deferrals, and other cost-cutting measures. FF does not believe that the incremental impact of these cost reduction and cash conservation measures will have a material adverse impact on the timing of delivery of the FF 91 Futurist. There can be no assurance that FF will be successful in implementing these measures. On March 29, 2023, FF announced the start of production of the FF 91 Futurist. As FF reduced its initial production scope and volume to allow it to start production and delivery of the FF 91 Futurist, FF is expected to defer the completion of construction of certain areas in its manufacturing facility. Depending upon the success of the delivery of the FF 91 Futurist as well as the ability of FF to raise additional funding before reaching breakeven, FF expects that the ramp up of production will be slower relative to previous plans.

The Company has received financing commitments for the funds required for the start of production of the FF 91 Futurist. On March 29, 2023, FF announced the start of production of the FF 91 Futurist and, on April 14, 2023, FF’s first production FF 91 Futurist vehicle came off the line. Since August 14, 2022, the Company has obtained commitments from several investors totaling $267.0 million in convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $171.4 million under these commitments has been funded to date $150.4 million net of original discount and transaction costs). Of the remaining balance of $46.7 million, an amount of $20.0 million is committed and contingent upon delivery of the FF 91 Futurist to the first batch of bona fide customers, and an amount of $15.0 million is expected to be funded within five business days after the satisfaction or waiver of certain conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes. In addition, the Company had the right to force the exercise of the warrants underlying the Warrant Reserve, as such term is defined in Note 12, Stockholders’ Equity, in the notes to the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2023 included elsewhere in this Report, for a total exercise price of $20.0 million in cash ($10.6 million remaining to be funded to the Company), upon the completion of certain milestones and conditions. The right to force exercise of the Warrant Reserve expired upon the holders exercising their warrants during 2023. In 2023 to date, Senyun, RAAJJ and a purchaser affiliated with ATW Partners LLC exercised their respective options to purchase additional senior secured notes and the accompanying SPA Warrants of the Company. The Company received aggregated gross proceeds of $38.0 million ($32.9 million net of original issuance discount) in exchange for such issuances.

Further, pursuant to the SEPA, the Company has the sole right, but not the obligation, to direct Yorkville from time to time to purchase up to $200.0 million of Class A Common Stock during the commitment period ending November 11, 2025, with an option to increase such amount to $350.0 million at FF’s option. On February 28, 2023, the stockholders approved, as is required by the applicable Nasdaq rules and regulations, advances of Class A Common Stock to be issued under the SEPA, including the issuance of any shares in excess of 19.99% of the issued and outstanding shares of Common Stock.

On May 8, 2023, the Company entered into a Securities Purchase Agreement (the “Unsecured SPA”) with Metaverse Horizon Limited and V W Investment Holding Limited (the ”Unsecured SPA Purchasers”) to issue and sell, subject to the satisfaction of certain closing conditions, $100.0 million aggregate principal amount of the Company’s senior unsecured convertible promissory notes. The Unsecured SPA Purchasers committed to fund in eight subsequent closings fifteen days apart, subject to the satisfaction of certain closing conditions. In addition, any Unsecured SPA Purchaser may postpone or cancel any closing pursuant to the Unsecured SPA in its reasonable discretion if it reasonably determines, based on public information, that the first phase of the Company’s three-phase delivery plan as disclosed in public filings has not begun or will not begin prior to May 31, 2023 and/or the second phase of such delivery plan has not begun or will not begin prior to June 30, 2023, in each case within 15 calendar days of such deadline.
The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments, which have exacerbated the supply chain pressures on FF’s business. Additionally, certain investors under the SPA may not fund their commitments until the Company increases the number of authorized shares of its

Class A Common Stock and registers the securities underlying the SPA Warrants and SPA Notes in an effective registration statement. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including reducing spending, extending payment cycles and implementing other similar measures. If our ongoing capital raising efforts are unsuccessful or significantly delayed, or if we experience prolonged material adverse trends in our business, our production will be delayed or decreased, and our actual use of cash, production volume and revenue for 2023 will vary from our previously disclosed forecasts, and such variances may be material. While FF is actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise additional capital on terms acceptable to it or at all. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and the ongoing legal risks related to these financing transactions. Incremental capital needs beyond the date hereof to fund operations and the development of the Company’s remaining product portfolio and to ramp up production will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.
Despite the access to liquidity resulting from the SEPA, when and if it will become effective, the unfunded commitments from the SPA, and the Unsecured SPA, the Company projects that it will require additional funds in order to continue operations and support the ramp-up of production of the FF 91 to generate revenues to put the Company on a path to cash flow break-even. Incremental capital needs beyond March 2023 to fund development of the Company’s remaining product portfolio will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs.
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

FF needs to raise additional capital to support the production and delivery of the FF 91 Futurist and satisfy its other capital needs.

FF operates in a capital-intensive industry which requires significant cash to fund its operations. FF expects its capital expenditures to continue to be significant for the foreseeable future as it continues to develop and grow its business. In response to the delay in obtaining funding commitments and negative macroeconomic trends in the industry in which FF operates, such as supply chain pressures and cost inflation, FF has identified and begun implementation of certain cost reduction and cash conservation measures, including headcount and temporary salary reductions, supplier payment deferrals, and other cost-cutting measures. FF does not believe that the incremental impact of these cost reduction and cash conservation measures will have a material adverse impact on the timing of delivery of the FF 91 Futurist. On March 29, 2023, FF announced the start of production of the FF 91 Futurist and, on April 14, 2023, FF’s first production FF 91 Futurist vehicle came off the line. FF has developed a three-phase delivery plan for the FF 91 Futurist. The first phase is expected to begin at the end of May 2023, and the second phase is expected to begin at the end of the second quarter of 2023, followed by the third phase. The first phase is the “Industry Expert Futurist Product Officer (FPO) Co-Creation Delivery.” In this first phase, the Industry Expert FPO(s) will pay in full for an FF 91 vehicle in order to reserve the vehicle and be trained in the use of the vehicle. The reserved FF 91 vehicle will be delivered to the FPO at the beginning of the second phase. The second phase is the “FPO Co-Creation Delivery.” In this second phase, FPO(s) will take possession of the FF 91 vehicle. The third phase is the “Full Co-Creation Delivery.” In this third phase, FF will deliver FF 91 vehicles to all spire users that pay in full for an FF 91 vehicle. The successful beginning of the second phase is contingent on receiving parts on our required timeframes and completion of requisite tests. Further, FF expects to need substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing.

As of May 5, 2023, FF’s cash position was $20.4 million, including restricted cash of $1.5 million. The successful beginning of the second phase is contingent on receiving parts on our required timeframes and completion of requisite tests. Further, FF expects to need substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing. As FF executes the three-phase delivery plan, it plans to continue to move vehicles into production and off-the-line with high quality and high product power. There is no assurance FF will be able to timely receive sufficient funding under existing or new financing commitments to produce and deliver the FF 91 Futurist on that timeline or at all. If unable to receive sufficient funding, FF will be required to obtain new financing commitments, which may not be available to it under reasonable commercial terms. Further, there cannot be any assurance that FF will be able to develop the manufacturing capabilities and processes, or secure reliable sources of component supply to meet the quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business.

In addition, FFIE expects to need additional authorized shares to get to cash flow breakeven. There is also no assurance that FFIE stockholder approval of an additional authorized share increase will be obtained in a timely manner or at all.

Given that FF had 365 non-binding, fully refundable pre-orders as of May 5, 2023 and vehicle deliveries were not made in 2022, no revenue was realized in 2022. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and the ongoing legal risks related to these financing transactions. FF will be required to seek additional capital to fund operations.

Since August 14, 2022, the Company has obtained commitments from several investors totaling $267.0 million in convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $220.3 million under these commitments has been funded to date ($193.3 million net of original discount and transaction costs). Of the remaining balance of $46.7 million, an amount of $20.0 million is committed and contingent upon delivery of the FF 91 Futurist to the first batch of bona fide customers, and an amount of $15.0 million is expected to be funded within five business days after the satisfaction or waiver of certain conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes. In addition, the Company had the right to force the exercise of the warrants underlying the Warrant Reserve, as such term is defined in Note 12, Stockholders’ Equity, in the notes to the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2023 included elsewhere in this Report, for a total exercise price of $20.0 million in cash ($10.6 million remaining to be funded to the Company), upon the completion of certain milestones and conditions. The right to force exercise of the Warrant Reserve expired upon the holders exercising their warrants during 2023. In 2023 to date, Senyun, RAAJJ and a purchaser affiliated with ATW Partners LLC exercised their respective options to purchase additional senior secured notes and the accompanying SPA Warrants of the Company. The Company received aggregated gross proceeds of $38.0 million ($32.9 million net of original issuance discount) in exchange for such issuances.

Further, pursuant to the SEPA, the Company has the sole right, but not the obligation, to direct Yorkville from time to time to purchase up to $200.0 million of Class A Common Stock during the commitment period ending November 11, 2025, with an option to increase such amount to $350.0 million at FF’s option. On February 28, 2023, the stockholders approved, as is required by the applicable Nasdaq rules and regulations, advances of Class A Common Stock to be issued under the SEPA, including the issuance of any shares in excess of 19.99% of the issued and outstanding shares of Common Stock.

On May 8, 2023, the Company entered into the Unsecured SPA with the Unsecured SPA Purchasers to issue and sell, subject to the satisfaction of certain closing conditions, $100.0 million aggregate principal amount of the Company’s senior unsecured convertible promissory notes. The Unsecured SPA Purchasers committed to fund in eight subsequent closings fifteen days apart, subject to the satisfaction of certain closing conditions. In addition, any Unsecured SPA Purchaser may postpone or cancel any closing pursuant to the Unsecured SPA in its reasonable discretion if it reasonably determines, based on public information, that the first phase of the Company’s three-phase delivery plan as disclosed in public filings has not begun or will not begin prior to May 31, 2023 and/or the second phase of such delivery plan has not begun or will not begin prior to June 30, 2023, in each case within 15 calendar days of such deadline. See Note 15. Subsequent Events for more information regarding the Unsecured SPA.

The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments, which have exacerbated the supply chain pressures on FF’s business. Additionally, certain investors under the SPA may not fund their commitments until the Company increases the number of authorized shares of its Class A Common Stock and registers the securities underlying the SPA Warrants and SPA Notes in an effective registration statement. Furthermore, there can be no assurance that FF would be able to satisfy the closing conditions under the Unsecured SPA or that FF will be able further to successfully obtain additional incremental convertible senior secured note purchasers under the SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including reducing spending, extending payment cycles and implementing other similar measures. If our ongoing capital raising efforts are unsuccessful or significantly delayed, or if we experience prolonged material adverse trends in our business, our production will be delayed or decreased, and our actual use of cash, production volume and revenue for 2023 will vary from our previously disclosed forecasts, and such variances may be material. While FF continues to be actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise further additional capital on terms acceptable to it or at all. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and the ongoing legal risks related to these financing transactions. Incremental capital needs beyond the date hereof to fund operations and the development of the Company’s remaining product portfolio and ramp production will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.
Despite the access to liquidity resulting from the SEPA and the unfunded commitments from the SPA, and the Unsecured SPA, the Company projects that it will require additional funds in order to continue operations and support the ramp-up of production of the FF 91 to generate revenues to put the Company on a path to cash flow break-even. Incremental capital needs beyond March 2023 to fund development of the Company’s remaining product portfolio will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs.
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

Start of production of FF’s first vehicle, the FF 91 Futurist, has been recently announced, and the production and delivery of the FF 91 Futurist has experienced, and may continue to experience, significant delays.

FF announced the start of production of its first electric vehicle, the FF 91 Futurist, on March 29, 2023, and FF’s first production FF 91 Futurist vehicle came off the line on April 14, 2023. However, FF has not recognized any revenue as of the date hereof. FF’s future business depends in large part on its ability to execute its plans to develop, manufacture, market, and deliver electric vehicles, including FF 91, FF 81, FF 71 series, and SLMD electric vehicle models that appeal to customers. Based on certain management assumptions, including timely completion of certain testing and the suppliers meeting our supply chain requirement, FF originally expected deliveries of the FF 91 to users to begin before the end of April 2023. However, certain of FF’s suppliers informed FF that they will be unable to meet FF’s timing requirements and, therefore, FF has updated the timing for the start of deliveries for its FF 91 vehicle. Based on the revised delivery plan, FF expects the first phase of the three-phase delivery plan to begin at the end of May 2023, and the second phase of the three-phase delivery plan to begin at the end of the second quarter of 2023, followed by the third phase. The first phase is the “Industry Expert Futurist Product Officer (FPO) Co-Creation Delivery.” In this first phase, the Industry Expert FPO(s) will pay in full for an FF 91 vehicle in order to reserve the vehicle and be trained in the use of the vehicle. The reserved FF 91 vehicle will be delivered to the FPO at the beginning of the second phase. The second phase is the “FPO Co-Creation Delivery.” In this second phase, FPO(s) will take possession of the FF 91 vehicle. The third phase is the “Full Co-Creation Delivery.” In this third phase, FF will deliver FF 91 vehicles to all spire users that pay in full for an FF 91 vehicle.

The successful beginning of the second phase is contingent on receiving parts on our required timeframes and completion of requisite tests. Further, FF expects to need substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing. As FF executes the three-phase delivery plan, it plans to continue to move vehicles into production and off-the-line with high quality and high product power.

Production or delivery of the FF 91 Futurist may experience further delays due to reasons such as insufficient capital, supply shortages, design defects, talent gaps, and/or force majeure. For example, FF relies on third-party suppliers for the provision and development of many key components used in the FF 91 Futurist and other models and during the second quarter of 2023, certain of the Company’s suppliers informed the Company that they will be unable to meet the Company’s timing requirements, which resulted in the Company updating the timing for the start of deliveries for its FF 91 vehicle, and the previously announced three-phase delivery plan. To the extent FF’s suppliers experience any further delays in providing or developing necessary components, or if they experience quality issues, FF could experience further delays in delivering on its timelines. In addition, if FF has to adjust and/or reduce or suspend certain payments to suppliers, such adjustments and/or reductions could further delay the production and deliveries of the FF 91 Futurist.

To the extent FF were to further meaningfully delay the production and delivery of the FF 91 series, potential consumers may lose confidence in FF, and customers who have placed pre-orders for the FF 91 Futurist may cancel pre-orders, which may curtail FF’s growth prospects. Additionally, FF’s competitors may move more quickly to market than FF, which could impact FF’s ability to grow its market share.

FF’s recurring losses from operations raise substantial doubt about FF’s ability to continue as a going concern. There is no assurance that FF will be successful in executing upon its operating plan and be able to maintain an adequate level of liquidity, which would result in FF not being able to continue as a going concern.

Since inception, FF has incurred cumulative losses from operations, negative cash flows from operating activities and has an accumulated deficit of $3,470.1, $3,476.6 million and $2,907.6 million as of March 31, 2023, December 31, 2022 and 2021, respectively. FF expects to continue to generate significant operating losses for the foreseeable future. Based on FF’s recurring losses from operations since inception and continued cash outflows from operating activities, in FF’s audited consolidated financial statements for the years ended December 31, 2022 and 2021, FF concluded that this circumstance raised substantial doubt about FF’s ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in its report on the consolidated financial statements for the years ended December 31, 2022 and 2021, FF’s current and former independent registered public accounting firms included an explanatory paragraph stating that FF’s recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about FF’s ability to continue as a going concern. FF’s consolidated financial statements for the years ended December 31, 2022 and 2021 do not include any adjustments that may result from the outcome of this uncertainty. However, after the closing of the Business Combination and the PIPE Financing on July 21, 2021, FF received gross proceeds aggregating $991.0 million which it used to pay $84.3 million in transaction costs and $139.6 million (in addition to equity) to settle certain liabilities.

As of March 31, 2023, the Company’s principal source of liquidity was cash totaling $31.8 million, which was held for working capital and general corporate purposes. As of May 5, 2023, 2023, FF’s cash position was $20.4 million, including restricted cash of $1.5 million.

FF operates in a capital-intensive industry which requires significant cash to fund its operations. FF expects its capital expenditures to continue to be significant for the foreseeable future as it continues to develop and grow its business. In response to the delay in obtaining funding commitments and negative macroeconomic trends in the industry in which FF operates, such as supply chain pressures and cost inflation, FF has identified and begun implementation of certain cost reduction and cash conservation measures, including headcount and temporary salary reductions, supplier payment deferrals, and other cost-cutting measures. FF does not believe that the incremental impact of these cost reduction and cash conservation measures will have a material adverse impact on the timing of delivery of the FF 91. FF announced the start production of a saleable FF 91 Futurist on March 29, 2023, and FF’s first production FF 91 Futurist vehicle came off the line on April 14, 2023. FF has developed a three-phase delivery plan for the FF 91 Futurist. The first phase is expected to begin at the end of May 2023, and the second phase is expected to begin at the end of the second quarter of 2023, followed by the third phase. The first phase is the “Industry Expert Futurist Product Officer (FPO) Co-Creation Delivery.” In this first phase, the Industry Expert FPO(s) will pay in full for an FF 91 vehicle in order to reserve the vehicle and be trained in the use of the vehicle. The reserved FF 91 vehicle will be delivered to the FPO at the beginning of the second phase. The second phase is the “FPO Co-Creation Delivery.” In this second phase, FPO(s) will take possession of the FF 91 vehicle. The third phase is the “Full Co-Creation Delivery.” In this third phase, FF will deliver FF 91 vehicles to all spire users that pay in full for an FF 91 vehicle.

The successful beginning of the second phase is contingent on receiving parts on our required timeframes and completion of requisite tests. Further, the Company expects to need substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing. As the Company executes the three-phase delivery plan, it plans to continue to move vehicles into production and off-the-line with high quality and high product power. There can be no assurance that FF will be successful in implementing these measures.

In addition to the risk that the Company’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. FF is seeking to raise further additional capital from fundraising efforts currently underway (in addition to $267.0 million that has been committed to date) to supplement its cash on hand to fund the production and delivery of the FF 91, which may not be successful. FF is actively engaged in confidential discussions and negotiations with entities affiliated with FF Top and other potential investors with respect to purchasing incremental convertible senior secured notes and/or convertible junior secured notes on the same terms as FF Simplicity under the SPA On May 8, 2023, the Company entered into the Unsecured SPA to issue and sell, subject to the satisfaction of certain closing conditions, $100.0 million aggregate principal amount of the Company’s senior unsecured convertible promissory notes. However, there can be no assurance that FF would be able to satisfy the closing conditions under the Unsecured SPA.

FF will need further financing to support its continued ramp up and development of its sales and service systems for its flagship FF 91 vehicle and beyond. There can be no assurance that FF would be able to satisfy the closing conditions under the Unsecured SPA or that FF will be able further to successfully obtain additional incremental convertible senior secured note purchasers under the SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. Moreover, engaging in due diligence on potential financing sources. This process has been time consuming and may result in the Company not being able to consummate any financing from these or other financing sources on a timely basis or at all. Additionally, certain investors under the SPA may not fund their commitments until the Company increases the number of authorized shares of its Class A Common Stock and registers the securities underlying the SPA Warrants and SPA Notes in an effective registration statement. If we are not able satisfy the closing conditions under the Unsecured SPA and otherwise are unable to raise sufficient additional funds in the near term, we may be required to further delay our production and delivery plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.

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

There can be no assurance that FF will be successful in achieving its strategic plans, that FF’s capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that FF does not meet its strategic plans, FF will be required to reduce discretionary spending, alter or scale back vehicle development programs, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures. Any such events would have a material adverse effect on FF’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. Based on its recurring losses from operations since inception and continued cash outflows from operating activities, FF has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that FF’s unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2023 were issued.

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

On October 31, 2022, we received written notice from Nasdaq that we were not in compliance with the Nasdaq requirement for the bid price for Class A Common Stock to be at least $1.00 per share (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until May 1, 2023, to regain compliance with the Minimum Bid Price Requirement. On April 5, 2023, we applied to transfer the listing of our Class A Common Stock from The Nasdaq Global Market to The Nasdaq Capital Market.

On April 21, 2023, we received notice from Nasdaq that our application was approved. Effective as of market open on April 25, 2023, FFIE’s Class A Common Stock and warrants commenced trading on The Nasdaq Capital Market. On May 2, 2023, we were notified that we would have an additional 180-calendar day period (i.e., until October 30, 2023) to regain compliance with the Minimum Bid Price Requirement. However, if during such compliance period, our Class A Common Stock has a closing bid of $0.10 per share or less for at least 10 consecutive trading days, then it will be subject to delisting pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii). In connection with our application to transfer to The Nasdaq Capital Market, we notified Nasdaq of our intention to cure the non-compliance with the Minimum Bid Price Requirement during the additional compliance period, if necessary by effecting a reverse stock split. On May 10, 2023, the closing bid of our Class A Common Stock was $0.1979.We are monitoring the closing bid price of our Class A Common Stock and will consider options to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or avoid delisting pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii).

At a special meeting of FFIE stockholders held on November 3, 2022, FFIE stockholders approved (among other proposals) a proposal to approve an amendment to the Amended and Restated Charter to effect a reverse stock split of the Common Stock by a ratio of any whole number in the range of 1-for-2 to 1-for-10, and a corresponding reduction in the number of authorized shares of Common Stock (after adjustment of the number of authorized shares, if applicable, resulting from stockholder approval of the proposal to increase FFIE’s total authorized shares from 825,000,000 to 900,000,000 (the Share Authorization Proposal)), with such ratio to be determined in the discretion of the Board and with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of such special meeting of stockholders. This approval gives the Board the discretion to amend the Amended and Restated Charter to effect a reverse stock split (with such ratio to be determined in the discretion of the Board in the range of 1-for-2 to 1-for-10) of the Common Stock at any time within one year of the date of such special meeting of stockholders. A reverse stock split may allow us to meet the Minimum Bid Requirement. However, we cannot assure you that the reverse stock split will be implemented by our Board or that such reverse stock split, if implemented, will be sufficient to enable us to maintain our Nasdaq listing.

Additionally, the right granted to FF Top under the Amended Shareholder Agreement or other similar rights granted to other investors in the future may cause FFIE to fall out of compliance with certain of Nasdaq’s listing rules, in particular Nasdaq Rule 5640, which disallows the voting rights of existing stockholders to be disparately reduced through any corporate action or issuance, and cause FFIE’s Class A Common Stock to be delisted from Nasdaq.

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

On October 31, 2022, we received written notice from Nasdaq that we were not in compliance with the Nasdaq requirement for the bid price for Class A Common Stock to be at least $1.00 per share (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until May 1, 2023, for the bid price for Class A Common Stock to close at $1.00 per share or more for a minimum of 10 consecutive business days, to regain compliance with the Minimum Bid Price Requirement. On April 5, 2023, we applied to transfer the listing of our Common Stock from The Nasdaq Global Market to The Nasdaq Capital Market. On April 21, 2023, we received notice from Nasdaq that our application was approved. Effective as of market open on April 25, 2023, FFIE’s Common Stock and warrants commenced trading on The Nasdaq Capital Market. On May 2, 2023, we were notified that we would have an additional 180-calendar day period (i.e., until October 30, 2023) to regain compliance with the Minimum Bid Price Requirement. During such compliance period, our Class A Common Stock will be subject to delisting pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii) if it has a closing bid of $0.10 per share or less for at least 10 consecutive trading days. In connection with our application to transfer to The Nasdaq Capital Market, we notified Nasdaq of our intention to cure the non-compliance with the Minimum Bid Price Requirement during the additional compliance period, if necessary by effecting a reverse stock split.

On May 10, 2023, the closing bid of our Class A Common Stock was $0.1979. We are monitoring the closing bid price of our Class A Common Stock and will consider options to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or avoid delisting pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii).

If compliance is not regained by October 28, 2023 (unless Nasdaq exercises its discretion to extend this period), our Class A Common Stock will be subject to a delisting action by Nasdaq. If we are unable to cure the deficiency or regain compliance, the Class A Common Stock will be delisted from Nasdaq. See “– There can be no assurance that FFIE will be able to comply with the continued listing standards of Nasdaq” above for more information. A reverse stock split may allow us to meet the Minimum Bid Requirement. However, we cannot assure you that the reverse stock split will be implemented by our Board or that such reverse stock split, if implemented, will be sufficient to enable us to maintain our Nasdaq listing.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits	Incorporation by Reference

3.1	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Faraday Future Intelligent	Exhibit 3.1 to the Current Report on Form 8-K filed on March 3, 2023
10.1	Letter to Stockholders dated as of March 9, 2023	Exhibit 10.1 to the Current Report on Form 8-K filed on March 9, 2023
10.2
Amendment No. 7 to Securities Purchase Agreement, dated March 23, 2023, by and among Faraday Future Intelligent Electric Inc., FF Simplicity Ventures LLC, Senyun International Ltd., and FF Prosperity Ventures LLC
Exhibit 10.1 to the Current Report on Form 8-K filed on March 23, 2023
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

                         Faraday Future Intelligent Electric Inc.

Date: May 12, 2023

By:	/s/ Xuefeng Chen
Name:	Xuefeng Chen
Title:	Global Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yun Han
Name:	Yun Han
Title:	Chief Accounting Officer and Interim Chief Financial Officer
(Principal Accounting and Financial Officer)