Form 10-Q/A
period 2022-09-30
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2023-08-21
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Faraday Future Intelligent Electric Inc. (the “Company” or “FF”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the period ended September 30, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2022 (the “Original Filing”), to restate certain information in the Company's previously issued consolidated financial statements and related disclosures for the period ended September 30, 2022. Concurrent with the filing of this Form 10-Q/A, the Company will be filing an amended Form 10-K for the year ended December 31, 2022 (originally filed with the SEC on March 9, 2023) and an amended Form 10-Q for the period ended March 31, 2023 (originally filed with the SEC on May 12, 2023).

Restatement

On July 11, 2023, the Company announced that the Audit Committee of the Company’s Board of Directors determined, based on the recommendation of management that the Company’s previously issued financial statements included in the 2022 Form 10-K for the period ended December 31, 2022 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and September 30, 2022 (the “Affected Periods”) should no longer be relied upon due to errors identified in the Affected Periods primarily due to an error stemming from a non-cash and non-operating item related to the change in the fair value upon conversion of the notes payable issued under the Company’s debt arrangements. The Company has determined that it is appropriate to correct the misstatements in the Company’s previously issued financial statements and related disclosures by amending the Original Filing, its Annual Report on Form 10-K for the year ended December 31, 2022, and its Quarterly Report on Form 10-Q for the period ended March 31, 2023.

In connection with remediating certain material weaknesses in the Company’s internal control over financial reporting previously disclosed in the Original Filing, the Company identified the aforementioned error in its accounting for the conversion of the notes payable issued under its debt arrangements. The restated financial information also includes adjustments to correct other immaterial errors, including errors that had previously been adjusted for as out of period corrections in the Affected Periods.

Internal Control Considerations

In the Original Filing in Controls and Procedures within Part I, Item 4, the Company previously identified and reported eight material weaknesses. In connection with this restatement, management has concluded that the errors identified in the Affected Periods were not prevented or detected as a result of certain of the eight material weaknesses that were previously identified and reported, including specifically that the Company did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions.

For a more detailed discussion of the correction of these accounting errors, refer to Note 2, Restatement, included in Part I, Item 1, Notes to Condensed Consolidated Financial Statements, of this Form 10-Q/A. For more information about the related material weaknesses in internal control over financial reporting and the Company’s remedial actions, refer to Controls and Procedures in Part I, Item 4 of this Form 10-Q/A.

Amendment to Form 10-Q

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Filing have been amended and restated and the complete text of those is set out in this Form 10-Q/A:

•Part I, Item 1, Financial Statements (unaudited)
•Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4, Controls and Procedures
•Part II, Item 1A, Risk Factors

Note that the only changes to the Original Filing are those related to the matters described herein and only in the Items listed above. Item 1A “Risk Factors” has been updated to reflect risks as of the date of this amended filing. Except as described above, no changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update any of the other financial information or other information contained in the Original Filing. In addition, in accordance with SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32. Otherwise, the information contained in this Form 10-Q/A is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing. Such subsequent information or events include, among others, the information and events described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, which is being filed concurrently with this Form 10-Q/A, and the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Original Filing. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Filing, which update and supersede certain information contained in the Original Filing and this Form 10-Q/A.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Pages
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
Part I Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	9
	Notes to the Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63
Item 4.	Controls and Procedures	63

Part II Other Information
Item 1.	Legal Proceedings	67
Item 1A.	Risk Factors	67
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	67
Item 6.	Exhibits	68
Signatures		70

Part I - Financial Information
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Faraday Future Intelligent Electric Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
	As Restated

Assets
Current assets
Cash	$31,766	$505,091
Restricted cash	2,162	25,386
Deposits	44,530	63,370
Other current assets	23,759	13,410
Total current assets	102,217	607,257
Property and equipment, net	411,657	293,135
Right of use assets	20,202	—
Other non-current assets	6,608	7,040
Total assets	$540,684	$907,432
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	65,239	37,773
Accrued payroll and benefits	31,124	21,752
Accrued expenses and other current liabilities	46,104	68,760
Related party accrued interest	12,760	11,231
Accrued interest	123	8,263
Operating lease liabilities, current portion	2,487	—
Finance lease liabilities, current portion	1,807	—
Related party notes payable	12,253	13,655
Notes payable, current portion	5,008	132,372
Total current liabilities	176,905	293,806
Operating lease liabilities, less current portion	18,640	—
Finance lease liabilities, less current portion	6,917	7,570
Other liabilities, less current portion	3,531	3,720
Notes payable, less current portion	46,950	34,682
Total liabilities	252,943	339,778
Commitments and contingencies (Note 12)
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 750,000,000 shares authorized; 345,794,368 and 168,693,323 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	31	17
Class B Common Stock, $0.0001 par value; 75,000,000 shares authorized; 64,000,588 and no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	6	—
Additional paid-in capital	3,620,281	3,482,226
Accumulated other comprehensive gain (loss)	6,603	(6,945)
Accumulated deficit	(3,339,180)	(2,907,644)
Total stockholders’ equity	287,741	567,654
Total liabilities and stockholders’ equity	$540,684	$907,432
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	As Restated		As Restated

Operating expenses
Research and development	$47,582	$79,757	$259,741	$94,506
Sales and marketing	3,823	6,832	16,207	11,099
General and administrative	28,551	36,725	89,069	64,148
Loss on disposal of property and equipment	—	62,342	1,407	62,987
Total operating expenses	79,956	185,656	366,424	232,740

Loss from operations	(79,956)	(185,656)	(366,424)	(232,740)
Change in fair value measurements	(1,764)	(22,747)	4,580	(60,394)
Interest expense	(245)	(296)	(5,119)	(26,550)
Related party interest expense	(996)	(1,597)	(2,931)	(15,765)
Other (expense) income, net	(6,457)	1,117	(14,307)	(718)
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net	(30,454)	(94,727)	(30,454)	(96,036)
Loss before income taxes	(119,872)	(303,906)	(414,655)	(432,203)
Income tax provision	—	—	(9)	(3)
Net loss	$(119,872)	$(303,906)	$(414,664)	$(432,206)

Per share information:
Net loss per Common Stock – Class A and Class B – basic and diluted	$(0.35)	$(1.06)	$(1.25)	$(2.12)
Weighted average Common shares outstanding – Class A and Class B – basic and diluted	346,575,508	287,951,929	330,878,677	203,686,758

Total comprehensive loss:
Net loss	$(119,872)	$(303,906)	$(414,664)	$(432,206)
Change in foreign currency translation adjustment	9,864	189	13,548	(487)
Total comprehensive loss	$(110,008)	$(303,717)	$(401,116)	$(432,693)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(Unaudited)

	Commitment to Issue Class A Common Stock		Common Stock				Additional Paid-in Capital (As Restated)	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit (As Restated)	Total Stockholders’ Equity (Deficit) (As Restated)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	—	$32,900	238,543,475	$24	64,000,588	$6	$3,491,041	$(3,261)	$(3,219,308)	$268,502
Issuance of shares pursuant to the commitment to issue Class A and Class B Common Stock	—	—	20,264,715	—	—	—	—	—	—	—
Transfer of private warrants to unaffiliated parties	—	—	—	—	—	—	186	—	—	186
Amendment of ATW NPA Warrants (Note 13)	—	—	—	—	—	—	1,238	—	—	1,238
Issuance pursuant to commitment to issue registered shares	—	(32,900)	2,387,500	—	—	—	32,900	—	—	32,900
Conversion of notes payable into class A common stock (as restated)	—	—	64,843,850	6	—	—	84,774	—	—	84,780
Stock-based compensation (as restated)	—	—	—	—	—	—	2,670	—	—	2,670
Exercise of stock options	—	—	3,137,272	—	—	—	7,181	—	—	7,181
Repurchase of common stock	—	—	(96,759)	—	—	—	(767)	—	—	(767)
Receipt of class A common stock in consideration of exercises of options	—	—	(311,878)	—	—	—	(669)	—	—	(669)
Exercise of warrants	—	—	17,026,193	1	—	—	1,727	—	—	1,728
Foreign currency translation adjustment	—	—	—	—	—	—	—	9,864	—	9,864
Net loss (as restated)	—	—	—	—	—	—	—	—	(119,872)	(119,872)
Balance as of September 30, 2022 (as restated)	—	$—	345,794,368	$31	64,000,588	$6	$3,620,281	$6,603	$(3,339,180)	$287,741
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(Unaudited)

	Commitment to Issue Class A Common Stock		Common Stock				Additional Paid-in Capital (As Restated)	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit (As Restated)	Total Stockholders’ Equity (Deficit) (As Restated)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	168,693,323	$17	—	$—	$3,482,226	$(6,945)	$(2,907,644)	$567,654
Reclassification of obligation to issue registered shares of Class A Common Stock upon adoption of ASU 2020-06	—	32,900	—	—	—	—	—	—	(20,265)	(20,265)
Transfer of private warrants to unaffiliated parties	—	—	—	—	—	—	186	—	—	186
Amended Exercise price of ATW NPA warrants (Note 13)	—	—	—	—	—	—	1,238	—	—	1,238
Reclassification of deferred gain upon adoption of ASC 842	—	—	—	—	—	—	—	—	3,393	3,393
Issuance of shares pursuant to the commitment to issue Class A and Class B Common Stock	—	—	89,152,131	7	64,000,588	6	(13)	—	—	—
Issuance pursuant to commitment to issue registered shares	—	(32,900)	2,387,500	—	—	—	32,900	—	—	32,900
Conversion of notes payable into class A common stock (as restated)	—	—	64,843,850	6	—	—	84,774	—	—	84,780
Stock-based compensation (as restated)	—	—	—	—	—	—	9,144	—	—	9,144
Exercise of stock options	—	—	4,100,008	—	—	—	9,535	—	—	9,535
Repurchase of common stock	—	—	(96,759)	—	—	—	(767)	—	—	(767)
Receipt of class A common stock in consideration of exercises of options	—	—	(311,878)	—	—	—	(669)	—	—	(669)
Exercise of warrants	—	—	17,026,193	1	—	—	1,727	—	—	1,728
Foreign currency translation adjustment	—	—	—	—	—	—	—	13,548	—	13,548
Net loss (as restated)	—	—	—	—	—	—	—	—	(414,664)	(414,664)
Balance as of September 30, 2022 (as restated)	—	$—	345,794,368	$31	64,000,588	$6	$3,620,281	$6,603	$(3,339,180)	$287,741

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares(1)	Amount	Shares(1)	Amount
Balance as of June 30, 2021, as recast	107,659,654	$10	64,000,588	$6	$1,973,314	$(6,650)	$(2,519,439)	$(552,759)
Conversion of related party notes payable into Class A Common Stock (see Note 9)	11,566,196	1	—	—	160,436	—	—	160,437
Conversion of notes payable into Class A Common Stock (see Note 10)	7,688,153	1	—	—	98,374	—	—	98,375
Issuance of Class A Common Stock in the Business Combination, net of transaction costs (see Note 4)	27,798,411	3	—	—	170,111	—	—	170,114
Conversion of assumed PSAC convertible and promissory notes payable into Class A Common Stock (see Note 10)	80,000	—	—	—	790	—	—	790
Conversion of liabilities into Class A Common Stock in the Business Combination (see Note 4)	20,666,825	2	—	—	285,335	—	—	285,337
Conversion of liabilities into the commitment to issue Class A Common Stock in the Business Combination (see Note 4)	—	—	—	—	52,338	—	—	52,338
Legacy FF Ordinary Stock exchanged in the Business Combination for a commitment to issue Class A and Class B Common Stock	(117,839,510)	(12)	(64,000,588)	(6)	18	—	—	—
Issuance of Class A Common Stock in the PIPE Financing, net of transaction costs (see Note 4)	76,140,000	8	—	—	692,397	—	—	692,405
Settlement of lawsuit with issuance of vested stock options (see Note 13)	—	—	—	—	8,459	—	—	8,459
Settlement of accrued rent with issuance of vested stock options	—	—	—	—	951	—	—	951
Vesting of restricted stock award for employee bonus	—	—	—	—	14,620	—	—	14,620
Stock-based compensation	—	—	—	—	5,053	—	—	5,053
Exercise of stock options	1,078,495	—	—	—	2,740	—	—	2,740
Settlement of receivables through receipt of Class A Common Stock	(43,096)	—	—	—	(105)	—	—	(105)
Issuance of warrants	—	—	—	—	10,483	—	—	10,483
Foreign currency translation adjustment	—	—	—	—	—	189	—	189
Net loss	—	—	—	—	—	—	(303,906)	(303,906)
Balance as of September 30, 2021	134,795,128	$13	—	$—	$3,475,314	$(6,461)	$(2,823,345)	$645,521
(1) The shares of the Company’s common stock prior to the Business Combination (as defined in Note 1) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination as described in Note 4.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares(1)	Amount	Shares(1)	Amount
Balance as of December 31, 2020, as recast	93,099,596	$9	64,000,588	$6	$1,817,760	$(5,974)	$(2,391,139)	$(579,338)
Conversion of The9 Conditional Obligation	423,053	—	—	—	2,863	—	—	2,863
Conversion of related party notes payable into Class A Common Stock (see Note 9)	22,454,776	2	—	—	294,794	—	—	294,796
Conversion of notes payable into Class A Common Stock (see Note 10)	7,688,153	1	—	—	98,374	—	—	98,375
Issuance of Class A Common Stock in the Business Combination, net of transaction costs (see Note 4)	27,798,411	3	—	—	170,111	—	—	170,114
Conversion of assumed PSAC convertible and promissory notes payable into Class A Common Stock (see Note 10)	80,000	—	—	—	790	—	—	790
Conversion of liabilities into Class A Common Stock in the Business Combination (see Note 4)	20,666,825	2	—	—	285,335	—	—	285,337
Conversion of liabilities into the commitment to issue Class A Common Stock in the Business Combination (see Note 4)	—	—	—	—	52,338	—	—	52,338
Legacy FF Ordinary Stock exchanged in the Business Combination for a commitment to issue Class A and Class B Common Stock	(117,839,510)	(12)	(64,000,588)	(6)	18	—	—	—
Issuance of Class A Common Stock in the PIPE Financing, net of transaction costs (see Note 4)	76,140,000	8	—	—	692,397	—	—	692,405
Settlement of lawsuit with issuance of vested stock options (see Note 13)	—	—	—	—	8,459	—	—	8,459
Settlement of accrued rent with issuance of vested stock options	—	—	—	—	951	—	—	951
Vesting of restricted stock award for employee bonus	—	—	—	—	14,620	—	—	14,620
Stock-based compensation	—	—	—	—	8,521	—	—	8,521
Exercise of stock options	4,326,920	—	—	—	10,492	—	—	10,492
Settlement of receivables through receipt of Class A Common Stock	(43,096)	—	—	—	(105)	—	—	(105)
Issuance of warrants	—	—	—	—	17,596	—	—	17,596
Foreign currency translation adjustment	—	—	—	—	—	(487)	—	(487)
Net loss	—	—	—	—	—	—	(432,206)	(432,206)
Balance as of September 30, 2021	134,795,128	$13	—	$—	$3,475,314	$(6,461)	$(2,823,345)	$645,521
(1) The shares of the Company’s common stock prior to the Business Combination (as defined in Note 1) have been retrospectively recast to reflect the change in the capital structure as a result of the Business Combination as described in Note 4.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022		2021
	As Restated
Cash flows from operating activities
Net loss	$(414,664)		$(432,206)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	15,323		4,268
Stock-based compensation	9,144		8,521
Vesting of restricted stock awards for employee bonus	—		14,620
Loss on disposal of property and equipment	1,407		62,987
Change in fair value measurement of related party notes payable and notes payable	(4,580)		60,394
Loss (gain) on foreign exchange	2,484		(1,823)
Loss on write-off of vendor deposits, net and (gain) on write-off of accounts payable	2,992		(4,191)
Non-cash interest expense	8,050		36,478
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net	30,454		96,036
Gain on forgiveness of vendor payables in trust	—		(1,731)
Reserve for unrecoverable value added taxes	—		6,404
Other	324		—
Changes in operating assets and liabilities:
Deposits	13,364		(35,796)
Other current and non-current assets	(16,011)		(18,446)
Accounts payable	27,467		(40,434)
Accrued payroll and benefits	9,372		(6,889)
Accrued expenses and other current liabilities	(24,628)		12,763
Operating lease liabilities	(2,886)		—
Accrued interest expense	(12,721)		—
Transfers between vendor payables in trust and accounts payable	—		1,167
Net cash used in operating activities	$(355,109)	$(355,109)	$(237,878)
Cash flows from investing activities
Payments for property and equipment	$(112,099)		$(37,264)
Net cash used in investing activities	$(112,099)		$(37,264)
Cash flows from financing activities
Proceeds from issuance of Class A Common Stock in the Business Combination	$—		$229,583
Proceeds from issuance of Class A Common Stock pursuant to the PIPE Financing	—		761,400
Transaction costs paid in connection with the Business Combination	—		(23,148)
Transaction costs paid in connection with the PIPE Financing	—		(61,130)
Proceeds from related party notes payable	—		200
Proceeds from notes payable, net of original issuance discount	40,050		172,031
Proceeds from exercise of warrants	1,728		—
Payments of notes payable	(87,258)		—
Payments of related party notes payable	—		(38,217)
Payments of notes payable, including liquidation premium	—		(48,210)
Payments of notes payable issuance costs	(2,813)		(3,355)
Payments of vendor payables in trust	—		(27,722)
Payments of finance lease obligations	(1,410)		(2,691)
Repurchase of common stock	(767)		—
Transfers between vendor payables in trust and accounts payable	—		(1,167)
Proceeds from exercise of stock options	9,535		10,492
Payments of stock issuance costs	—		(1,071)
Net cash (used in) provided by financing activities	(40,935)		966,995
Effect of exchange rate changes on cash and restricted cash	11,594		(2,536)
Net (decrease) increase in cash and restricted cash	(496,549)		689,317

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
The following table provides a reconciliation of cash and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash	$505,091	$1,124
Restricted cash	25,386	703
Total cash and restricted cash, beginning of period	$530,477	$1,827

Cash	$31,766	$666,061
Restricted cash	2,162	25,083
Total cash and restricted cash, end of period	$33,928	$691,144

Supplemental disclosure of noncash investing and financing activities
Conversion of related party notes payable and related party accrued interest into Class A Common Stock	—	294,796
Conversion of notes payable and accrued interest into Class A Common Stock	—	98,375
Conversion of assumed convertible and promissory notes payable into Class A Common Stock and Private Warrants	—	1,080
Recognition of operating right of use assets and lease liabilities upon adoption of ASC 842 and for new leases entered into in 2022	11,906	—
Additions of property and equipment included in accounts payable and accrued expenses	12,056	—
Issuance of Warrants	—	17,596
Issuance pursuant to commitment to issue registered shares	32,900	—
Receipt of class A common stock in consideration of exercises of options	669	—
Transfer of private warrants to unaffiliated parties	186	—
Conversion of convertible note to equity	84,780	—
Acquisitions of property and equipment included in accounts payable	—	270
Conversion of The9 Conditional Obligation to equity	—	2,863
Settlement of vendor payables in trust for a commitment to issue Class A Common Stock	—	96,186
Settlement of accounts payable for a commitment to issue Class A Common Stock	—	2,879

Supplemental disclosure of noncash investing and financing activities related to the Business Combination
Exchange of Legacy FF redeemable preference stock for a commitment to issue Class A Common Stock	$—	$859,182
Exchange of Legacy FF convertible preferred stock for a commitment to issue Class B Common Stock	—	697,611
Settlement of notes payable and accrued interest for a commitment to issue Class A Common Stock	—	68,541
Settlement of related party notes payable and related party accrued interest for a commitment to issue Class A Common Stock	—	69,218
Settlement of vendor payables in trust for a commitment to issue Class A Common Stock	—	96,186
Settlement of accounts payable for a commitment to issue Class A Common Stock	—	2,879
Reclassification of deferred transaction costs paid in prior periods against the proceeds received in the Business Combination	—	7,865

Supplemental disclosure of cash flow information
Cash paid for interest	$12,721	$5,837
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”), which outlines a comprehensive lease accounting model that supersedes the previous lease guidance. The guidance requires lessees to recognize lease liabilities and corresponding right-of-use (“ROU”) assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard on January 1, 2022 using the modified retrospective basis and recorded operating lease ROU assets of $11,191 and operating lease liabilities of $11,191 on that date. As part of this adoption, the Company reclassified the deferred gain related to a previous sale and leaseback of $3,393 to accumulated deficit. The Company elected to apply the package of practical expedients permitted under the transition guidance within ASC 842 which does not require reassessment of initial direct costs, reassessment of the classification of leases as operating or financing, or reassessment of the definition of a lease (see Note 11, Leases). Finance lease liabilities and related property and equipment assets did not change as a result of the adoption of this standard.

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
2.    Restatement
On July 11, 2023, the Company announced that the Audit Committee of the Company’s Board of Directors determined, based on the recommendation of management that the Company’s previously issued financial statements included in the 2022 Form 10-K for the period ended December 31, 2022 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and September 30, 2022 (the “Affected Periods”) should no longer be relied upon due to errors identified in the Affected Periods primarily due to an error stemming from a non-cash and non-operating item related to the change in the fair value upon conversion of the notes payable issued under the Company’s debt arrangements. The Company has determined that it is appropriate to correct the misstatements in the Company’s previously issued financial statements and related disclosures by amending the Original Filing, its Annual Report on Form 10-K for the year ended December 31, 2022, and its Quarterly Report on Form 10-Q for the period ended March 31, 2023.

In connection with remediating certain material weaknesses in the Company’s internal control over financial reporting previously disclosed in the Original Filing, the Company identified the error in its accounting for the conversion of the notes payable issued under its debt arrangements. The Company previously elected to measure such notes payable at fair value, as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 10, Notes Payable). Between the third quarter of 2022 and the first quarter of 2023 the purchasers converted certain of the notes into the Company’s Class A Common Stock. The Company historically erroneously applied debt conversion accounting guidance to the notes payable conversion transactions that is not applicable to debt accounted for under the Company’s fair value accounting policy election, which resulted in such conversions being incorrectly accounted for with a credit to Class A Common Stock and Additional paid-in capital equity equal to the fair value of the notes payable on each conversion date and no conversion gain or loss being recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company should have accounted for such conversions by applying debt extinguishment accounting with a credit to Class A Common Stock and Additional paid-in capital equal to the fair value of the Class A Common Stock issued on each conversion date. Under debt extinguishment accounting the difference between the fair value of the Class A Common Stock issued and the fair value of the debt at each conversion date represents a gain or loss on extinguishment. Accordingly, the Company should have recognized an

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
additional $22,764 Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 (and a corresponding $22,764 increase in Additional paid-in capital as of September 30, 2022) because the fair value of the Class A Common Stock issued significantly exceeded the fair value of the notes payable converted on each of the various conversion dates during the third quarter of 2022.

The restated financial information also includes adjustments to correct other immaterial errors, including errors that had previously been adjusted for as out of period corrections in the Affected Periods. The other immaterial errors impacting the Company’s financial statements as of September 30, 2022 and for the three and nine months then ended relate to Change in fair value measurement of notes payable, Interest expense, Stock-based compensation expense, Accrued interest, Additional paid-in capital, and Accumulated deficit. The restatement adjustments were tax effected and any tax adjustments reflected in the Affected Periods relate entirely to the tax effect on the restatement adjustments.

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements has been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate: Note 8, Fair Value of Financial Instruments, Note 10, Notes Payable, and Note 14, Stock-Based Compensation.

Presented below is a reconciliation from the previously reported to the restated amounts as of and for the three and nine months ended September 30, 2022. The amounts labeled “As Previously Reported” were derived from the Original Filing. The impacts to the Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 as a result of the restatement were due to the changes in the Conversion of notes payable into Class A Common Stock, Stock-based compensation expense, and Net loss. In addition, there was no impact to net cash used in operating, investing or financing activities for the nine months ended September 30, 2022 as a result of the restatement.

The following tables present the effect of correcting these accounting errors on the Company’s previously issued financial statements (in thousands, except share and per share data):

Summary of Restatement - Condensed Consolidated Balance Sheet

	September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated

Liabilities and stockholders’ equity
Current liabilities
Accrued interest	$541	$(418)	$123
Total current liabilities	177,323	(418)	176,905
Total liabilities	253,361	(418)	252,943
Additional paid-in capital	3,603,368	16,913	3,620,281
Accumulated deficit	(3,322,685)	(16,495)	(3,339,180)
Total stockholders’ equity	287,323	418	287,741
Total liabilities and stockholders’ equity	$540,684	$—	$540,684

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated
Operating expenses
Research and development	$48,062	$(480)	$47,582
Sales and marketing	3,888	(65)	3,823
General and administrative	28,655	(104)	28,551
Loss on disposal of property and equipment	—	—	—
Total operating expenses	80,605	(649)	79,956

Loss from operations	(80,605)	649	(79,956)
Change in fair value measurements	(6,966)	5,202	(1,764)
Interest expense	(663)	418	(245)
Related party interest expense	(996)	—	(996)
Other (expense) income, net	(6,457)	—	(6,457)
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net	(7,690)	(22,764)	(30,454)
Loss before income taxes	(103,377)	(16,495)	(119,872)
Income tax provision	—	—	—
Net loss	$(103,377)	$(16,495)	$(119,872)

Per share information:
Net loss per Common Stock – Class A and Class B – basic and diluted	$(0.30)	$(0.05)	$(0.35)
Weighted average Common shares outstanding – Class A and Class B – basic and diluted	346,575,508	—	346,575,508

Total comprehensive loss:
Net loss	$(103,377)	$(16,495)	$(119,872)
Change in foreign currency translation adjustment	9,864	—	9,864
Total comprehensive loss	$(93,513)	$(16,495)	$(110,008)

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

	Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated
Operating expenses
Research and development	$260,221	$(480)	$259,741
Sales and marketing	16,272	(65)	16,207
General and administrative	89,173	(104)	89,069
Loss on disposal of property and equipment	1,407	—	1,407
Total operating expenses	367,073	(649)	366,424

Loss from operations	(367,073)	649	(366,424)
Change in fair value measurements	(622)	5,202	4,580
Interest expense	(5,537)	418	(5,119)
Related party interest expense	(2,931)	—	(2,931)
Other (expense) income, net	(14,307)	—	(14,307)
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net	(7,690)	(22,764)	(30,454)
Loss before income taxes	(398,160)	(16,495)	(414,655)
Income tax provision	(9)	—	(9)
Net loss	$(398,169)	$(16,495)	$(414,664)

Per share information:
Net loss per Common Stock – Class A and Class B – basic and diluted	$(1.20)	$(0.05)	$(1.25)
Weighted average Common shares outstanding – Class A and Class B – basic and diluted	330,878,677	—	330,878,677

Total comprehensive loss:
Net loss	$(398,169)	$(16,495)	$(414,664)
Change in foreign currency translation adjustment	13,548	—	13,548
Total comprehensive loss	$(384,621)	$(16,495)	$(401,116)

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

Summary of Restatement - Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Impacts	As Restated
Cash flows from operating activities
Net loss	$(398,169)	$(16,495)	$(414,664)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	15,323	—	15,323
Stock-based compensation	9,793	(649)	9,144
Vesting of restricted stock awards for employee bonus	—	—	—
Loss on disposal of property and equipment	1,407	—	1,407
Change in fair value measurement of related party notes payable and notes payable	622	(5,202)	(4,580)
Loss (gain) on foreign exchange	2,484	—	2,484
Loss on write-off of vendor deposits, net and (gain) on write-off of accounts payable	2,992	—	2,992
Non-cash interest expense	8,468	(418)	8,050
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net	7,690	22,764	30,454
Gain on forgiveness of vendor payables in trust	—	—	—
Reserve for unrecoverable value added taxes	—	—	—
Other	324	—	324
Changes in operating assets and liabilities:
Deposits	13,364	—	13,364
Other current and non-current assets	(16,011)	—	(16,011)
Accounts payable	27,467	—	27,467
Accrued payroll and benefits	9,372	—	9,372
Accrued expenses and other current liabilities	(24,628)	—	(24,628)
Operating lease liabilities	(2,886)	—	(2,886)
Accrued interest expense	(12,721)	—	(12,721)
Transfers between vendor payables in trust and accounts payable	—	—	—
Net cash used in operating activities	$(355,109)	$—	$(355,109)

Supplemental disclosure of noncash investing and financing activities
Conversion of convertible note to equity	$67,218	$17,562	$84,780
3.    Liquidity and Capital Resources
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
Further, and as more fully described in Note 10, Notes Payable, the Company has unfunded commitments from Purchasers, in the amount of $40,000 in connection with the SPA, as such terms are defined in Note 10, Notes Payable, $20,000 of which is expected to be funded by the end of 2022, subject to the satisfaction of certain conditions, and the remaining $20,000 of which is expected to be received following the launch of the FF 91 and completion of certain other conditions. The Company also has the right to force the conversion of the warrants underlying the Warrant Reserve, as such term is defined in Note 13, Stockholders' Equity, for a total exercise price of $20,000 in cash, upon the completion of certain milestones and conditions.
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
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,339,180 as of September 30, 2022. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $990,983 which it used to settle certain liabilities and the remainder of which management has used to finance the ongoing operations of the business.
The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 9, Related Party Notes Payable and Note 10, Notes Payable), the sale of Preferred and Common Stock (see Note 13, Stockholders' Equity) and the net proceeds received from the Business Combination and the PIPE Financing (see Note 4, Business Combination).
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
4.    Business Combination
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
(1) The obligation to issue registered shares of Class A Common Stock was reclassified to Commitment to issue Class A Common Stock upon the adoption of ASU 2020-06 on January 1, 2022, and subsequently to Additional paid-in capital (“APIC”) upon the issuance of Class A Common Stock on July 21, 2022 (see Note 8, Fair Value of Financial Instruments).
(2) Issuance of Liability-classified Warrants
On various funding dates and as part of the SPA (as defined and further discussed in Note 10, Notes Payable), the Company issued 6,043,623 warrants (“Bridge Warrants”) to purchase the Company’s Class A Common Stock at a rate of 1:1, with an exercise price of $5 per share, subject to customary anti-dilution protection and other adjustments, and are exercisable for seven years on a cash or cashless basis. The Company may repurchase the Warrants for $0.01 per Warrant share if and to the extent the volume weighted average prices of the Company’s Class A Common Stock during 20 of out 30 trading days prior to the repurchase is greater than $15 per share, subject to certain additional conditions.
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
8.    Fair Value of Financial Instruments (As Restated)
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
The Company has elected to apply the fair value option to certain notes payable with conversion features as discussed in Note 10, Notes Payable. Fair value measurements associated with the warrant liabilities, and notes payable represent Level 3 valuations under the fair value hierarchy.
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

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
The following table summarizes the activity of Level 3 fair value measurements:

	Bridge Warrants	Notes Payable at Fair Value	Private Warrants	Obligation to Issue Registered Shares
Balance as of December 31, 2021	$—	$161,282	$642	$12,635
Additions	6,971	44,500	—	—
Changes in fair value measurements (as restated)	(2,285)	653	(326)	—
Payments of notes payable, including Payment Premium	—	(87,065)	—	—
Conversions of notes to common stock (as restated)	—	(72,420)	—	—
Reclassification of Private Warrants to Public Warrants	—	—	(186)	—
Reclassification of obligation to issue registered shares upon adoption of ASC 2020-06		—	—	(12,635)
Balance as of September 30, 2022	$4,686	$46,950	$130	$—
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

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
10.    Notes Payable (As Restated)
The Company has entered into notes payable agreements with third parties, which consists of the following as of September 30, 2022:

	September 30, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Three Months Ended September 30, 2022 (As Restated)	Interest Expense for the Nine Months Ended September 30, 2022 (As Restated)
June 2021 Notes (3)	October 31, 2026	0%	$4,012	$612	$(955)	$3,669	$—	$—
Optional Notes (3)	October 31, 2026	15%	2,687	737	(912)	2,512	28	2,572
Bridge Notes (as restated) (4)	August 14, 2026	10%	44,500	7,690	(11,421)	40,769	—	—
Notes payable – China various other	Due on Demand	0%	4,902	—	—	4,902	—	—
Auto loans	October 26, 2026	7%	106	—	—	106	—	—
			$56,207	$9,039	$(13,288)	$51,958	$28	$2,572
The Company settled certain notes payable during the nine months ended September 30, 2022 as follows:

	Nine months ended September 30, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Net carrying value at 12/31/2021	Fair Value Measurement Adjustments	Payment Premium	Cash Payment	Conversion into Class A Common Stock
March 1, 2021 Notes (1)	March 1, 2022	14%	$56,695	$(1,695)	$—	$(55,000)	$—
August 26, 2021 Notes (1)	March 1, 2022	14%	30,924	(924)	2,065	(32,065)	—
June 2021 Notes (3)	October 31, 2026	0%	35,071	917	—	—	(35,988)
Optional Notes (3)	October 31, 2026	15%	31,934	(704)	—	—	(31,230)
PPP Loan (2)	April 17, 2022	1%	193	—	—	(193)	—
			$154,817	$(2,406)	$2,065	$(87,258)	$(67,218)
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
Between August 16, 2022 and September 14, 2022, the Investors converted $67,218 of principal at conversion prices ranging from $0.84 to $2.29 per share into 64,843,850 shares of Class A Common Stock, resulting in a $22,764 Loss on settlement of notes payable being recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss during the three and nine months ended September 30, 2022.
The Tranche A Facility was funded on October 10, 2022 (as further described below with regards to the Fourth Bridge Notes), which was considered the Collateral Triggered Date. On the same day and on October 19, 2022, the remaining ATW NPA Notes in the aggregate amount of $6,699 were exchanged for 11,496,868 shares of Class A Common Stock of the Company (see Note 16, Subsequent Events) and, therefore, the requirement to enter into the Lien Security Agreement was terminated.
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
As part of the SPA, the Company issued to the Purchasers 6,043,623 warrants with ratchet clauses triggering an increase to 42,342,839 warrants (“Bridge Warrants"), with an exercise price of $5.00 per share, subject to full ratchet anti-dilution protection and other adjustments, exercisable for seven years from the date of issuance (see Note 13, Stockholders' Equity). The Company may repurchase the Bridge Warrants for $0.01 per share if and to the extent the VWAP of the Company’s Class A Common Stock during 20 of out 30 trading days prior to the repurchase is greater than $15 per share, subject to certain additional conditions.
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
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Bridge Notes because the notes include features, such as a contingently exercisable put option, which meets the definition of an embedded derivative. Upon their issuance, the Company determined that the aggregated fair value of the Bridge Notes and Bridge Warrants was $33,079 and $6,971, respectively. The Company expenses original issue discount and transaction costs to Changes in fair value measurements in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company did not separately report interest expense attributable to the Bridge Notes accounted for pursuant to the fair value option in the Consolidated Statements of Operations and Comprehensive Income (Loss) because such interest was included in the determination of the fair value of the notes payable and changes thereto.
On September 30, 2022, the Company determined that the fair value of the Bridge Notes and Bridge Warrants was $40,769 and $4,686, respectively, resulting in a loss in Changes in fair value measurements in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 in the amount of $7,690 and $(2,285), respectively.
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
$56,207
* On October 24, 2022, the Company entered into a Limited Consent and Third Amendment to the SPA (the “Third Amendment”) pursuant to which the maturity date for the Bridge Notes was extended from August 14, 2026 to October 27, 2028 (see Note 16, Subsequent Events).
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
11.    Leases
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
12.    Commitments and Contingencies
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
13.    Stockholders’ Equity
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
14.    Stock-Based Compensation (As Restated)
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

As of September 30, 2022, the total remaining stock-based compensation expense for unvested stock options was $4,790, which is expected to be recognized over a weighted average period of 2.47 years.
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
As of September 30, 2022, the total remaining stock-based compensation expense for unvested stock options was $9,039, which is expected to be recognized over a weighted average period of 2.52 years.
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
The following table presents stock-based compensation expense included in each respective expense category in the unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Research and development	$1,831	$1,879	$6,532	$2,873
Sales and marketing	236	538	861	847
General and administrative	603	2,636	1,751	4,801
	$2,670	$5,053	$9,144	$8,521

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
For purposes of presentation of basic and diluted net loss per share, the Company includes shares to be issued in the denominator in accordance with ASC 710-10-54-4 and ASC 260-10-45-48 as if they had been issued on the date of the merger, as such shares are non-contingent and are issuable for no consideration (see Note 4, Business Combination).
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
16.    Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited Condensed Consolidated Financial Statements were issued. Other than as described below and in Note 3, Liquidity and Capital Resources with respect to the Company entering into the SEPA, in Note 10, Notes Payable with respect to the Lien Security Agreement, the funding of the Fourth Bridge Notes, the First Senyun Funding Date and the Second Senyun Funding Date and in Note 12, Commitments and Contingencies with respect to certain legal matters, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited Condensed Consolidated Financial Statements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)
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
Restatement
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the correction of errors in our previously reported consolidated financial statements as of and for the three and nine month periods ended September 30, 2022. For additional information and a detailed discussion of these error corrections, refer to the Explanatory Note and Part I, Item 1, Notes to the Condensed Consolidated Financial Statements, Note 2, Restatement.
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
Recent Financing Developments
•On August 14, 2022, the Company entered into a definitive Securities Purchase Agreement (“SPA”) with FF Simplicity Ventures LLC, an entity affiliated with ATW Partners LLC (“FF Simplicity”), for $52 million of committed near-term convertible senior secured notes financing and the potential for an additional $248 million of incremental senior secured convertible notes financing to be funded within 90 days after the initial closing. See Note 10, Notes Payable in FF’s unaudited Condensed Consolidated Financial Statements included above, and the Company’s Form 8-Ks filed with the SEC on August 15, 2022 for additional information.
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
•On September 25, 2022, the Company entered into a Joinder and Amendment Agreement with Senyun International Ltd., an affiliate of Daguan International Limited (“Senyun”), FF Simplicity and RAAJJ Trading LLC (“RAAJJ”), for the purchase of up to $60 million under the SPA, subject to the completion of due diligence by the Company of Senyun and its financing sources. See Note 10, Notes Payable for additional information.
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
To date, FF has not yet sold any electric vehicles. As a result, FF will require substantial additional capital to develop products and fund operations for the foreseeable future. Until FF can generate sufficient revenue from product sales, FF will fund its ongoing operations through a combination of various funding and financing alternatives, including equipment leasing and construction financing of the Hanford, California, ieFactory California, manufacturing facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of its ieFactory California manufacturing facility will impact FF’s ability to generate revenue. For additional discussion of the substantial doubt about FF’s ability to continue as a going concern, see Note 3, Liquidity and Capital Resources in the notes to the unaudited Condensed Consolidated Financial Statements and for further details on liquidity, please see the “Liquidity and Capital Resources” section below.
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
Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022 (As Restated)	2021
Consolidated Statements of Operations
Operating expenses
Research and development	$47,582	$79,757
Sales and marketing	3,823	6,832
General and administrative	28,551	36,725
Loss on disposal of property and equipment	—	62,342
Total operating expenses	79,956	185,656

Loss from operations	(79,956)	(185,656)
Change in fair value measurements	(1,764)	(22,747)
Interest expense	(245)	(296)
Related party interest expense	(996)	(1,597)
Other (expense) income, net	(6,457)	1,117
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net	(30,454)	(94,727)
Loss before income taxes	(119,872)	(303,906)
Income tax provision	—	—
Net loss	$(119,872)	$(303,906)
Research and Development

	Three Months Ended September 30,		Change
	2022 (As Restated)	2021	Amount	%
Research and development	$47,582	$79,757	$(32,175)	(40)%
The decrease in research and development expense of $32,175 was primarily due to the occurrence of expense in the three months ended September 30, 2021, related to a non-exclusive, perpetual, irrevocable, and sublicensable license to use an electric vehicle manufacturing platform owned by Liankong, a subsidiary of Geely Holdings, for $50,000, reserve for unrecoverable value added taxes of $2,984, and expense associated with the grant of restricted stock awards issued as a bonus to employees and other service providers in connection with the closing of the Business Combination of $6,061 with no comparable activity in the three months ended September 30, 2022. The decrease is further derived from a $5,985 reduction in bonus accruals given the Company’s liquidity needs and as part of the implementation of costs saving measures. These decreases were partially offset by higher expenses for engineering, design, and testing (“ED&T”) services of $13,991, professional services of $8,363 and employee compensation related expenses of $11,795, incurred to support the development of the FF 91.
Sales and Marketing

	Three Months Ended September 30,		Change
	2022 (As Restated)	2021	Amount	%
Sales and marketing	$3,823	$6,832	$(3,009)	(44)%
The decrease in sales and marketing expense of $3,009 was primarily due to the occurrence of expense in the three months ended September 30, 2021, related to restricted stock awards issued as a bonus to employees and other service providers in connection with the closing of the Business Combination of $1,797, with no comparable activity in the three months ended September 30, 2022, lower allocations of overhead expenses based on headcount of $1,526, and a decrease in marketing-related expenses due to the implementation of cost saving measures of $706, partially offset by an increases in employee compensation and related expenses of $794 and stock-based compensation expense of $213 due to an increase in headcount.
General and Administrative

	Three Months Ended September 30,		Change
	2022 (As Restated)	2021	Amount	%
General and administrative	$28,551	$36,725	$(8,174)	(22)%
The decrease in general and administrative expense of $8,174 was primarily related to restricted stock awards issued as a bonus to employees and other service providers in connection with the closing of the Business Combination of $1,797 during the three months ended September 30, 2021, with no comparable activity in the three months ended September 30, 2022, lower accruals for legal contingencies of $18,753, and lower allocated expenses resulting from cost reduction initiatives of $1,431, partially offset by an increase in professional services primarily related to the Special Committee investigation, financing efforts and governance matters totaling $26,049, an increase in information technology related expense, including software licenses, of $688, and an increase in employee benefits and stock compensation of $647 and $405, respectively, both due to an increase in headcount.
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
Change in Fair Value Measurements

	Three Months Ended September 30,		Change
	2022 (As Restated)	2021	Amount	%
Change in fair value measurements	$(1,764)	$(22,747)	$20,983	92%
The decrease in the change in fair value measurements is primarily due to notes payable that were measured at fair value in the comparative period in 2021 and were converted into shares of Class A Common Stock during the three-months ended September 30, 2022, partially offset by the issuance of liability-classified warrants under the Company’s Secured Purchase Agreement in August of 2022.
Interest Expense

	Three Months Ended September 30,		Change
	2022 (As Restated)	2021	Amount	%
Interest expense	$(245)	$(296)	$51	17%
Interest expense decreased from $296 during the three months ended September 30, 2021 to $245 during the three months ended September 30, 2022.

Related Party Interest Expense

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Related party interest expense	$(996)	$(1,597)	$601	38%
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
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net

	Three Months Ended September 30,		Change
	2022 (As Restated)	2021	Amount	%
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net	$(30,454)	$(94,727)	$64,273	68%
The loss in the three months ended September 30, 2022 represents a $22,764 loss on settlement of NPA Notes due to their conversion into Class A Common Stock and a $7,690 loss on extinguishment due to the change in the conversion price relating to an amendment to convertible notes issued during the period. The loss in the three months ended September 30, 2021 represents the conversion of certain related party notes payable, notes payable, and vendor payables in trust to equity at $10 per share which was below the fair value of the stock on the date of conversion in connection with the closing of the Business Combination.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022 (As Restated)	2021
Consolidated Statements of Operations
Operating expenses
Research and development	$259,741	$94,506
Sales and marketing	16,207	11,099
General and administrative	89,069	64,148
Loss on disposal of property and equipment	1,407	62,987
Total operating expenses	366,424	232,740

Loss from operations	(366,424)	(232,740)
Change in fair value measurements	4,580	(60,394)
Interest expense	(5,119)	(26,550)
Related party interest expense	(2,931)	(15,765)
Other expense, net	(14,307)	(718)
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net	(30,454)	(96,036)
Loss before income taxes	(414,655)	(432,203)
Income tax provision	(9)	(3)
Net loss	$(414,664)	$(432,206)
Research and Development

	Nine Months Ended September 30,		Change
	2022 (As Restated)	2021	Amount	%
Research and development	$259,741	$94,506	$165,235	175%
The increase in research and development expense was primarily due to the increase in ED&T services of $153,954 and professional services related expense of $12,224 as the Company re-engaged suppliers and made significant purchases of ED&T services to progress the development of the FF 91; an increase in personnel and compensation related expenses and stock-based compensation expenses due to increased headcount of $45,382 and $5,391, respectively; an increase in information technology related expense due to increases in business activities and headcount of $7,896, partially offset by a decrease in general expenses of $57,365, primarily due to expensing a one-time amount of $50,000 for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform owned by Liankong, a subsidiary of Geely Holdings, and recognition of restricted stock awards issued as a bonus to employees and other service providers in connection with the closing of the Business Combination during the nine months ended September 30, 2022, of $6,061.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2022 (As Restated)	2021	Amount	%
Sales and marketing	$16,207	$11,099	$5,108	46%
The increase in sales and marketing expense was primarily due to an increase in personnel and compensation related expenses of $6,703, stock-based compensation expense of $528 and employee benefits relates expenses of $489 due to an increase in headcount; an increase in marketing expenses due to an increase in marketing efforts of $614 and an increase in rent relates expense of $865 due to increase in business activity, partially offset by primarily restricted stock awards issued as a bonus to employees and other service providers in connection with the closing of the Business Combination during the nine months ended September 30, 2022 and other overhead expenses of $3,408 and a decrease in professional services related expenses of $644.

General and Administrative

	Nine Months Ended September 30,		Change
	2022 (As Restated)	2021	Amount	%
General and administrative	$89,069	$64,148	$24,921	39%
The increase in general and administrative expense was primarily due to an increase in professional service expenses primarily related to the Special Committee investigation in the amount of $50,311; an increase in personnel and compensation related expenses of $11,574 due to headcount changes; an increase in insurance related expenses of $7,236, partially offset primarily by lower provisions for legal contingencies of $18,753; decrease in general expenses of $13,003 primarily related to expenses recognized in connection with issuance of restricted stock awards as compensation for prior salary reductions during the nine months ended September 31, 2021 with no comparable activity in the nine months ended September 31, 2022; decrease in stock based compensation of $1,572 and a decrease in depreciation and amortization expense and other overhead expenses primarily due to change in allocations of expenses to Research and development and Sales and Marketing of $5,170.
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
Change in Fair Value Measurements

	Nine Months Ended September 30,		Change
	2022 (As Restated)	2021	Amount	%
Change in fair value measurements	$4,580	$(60,394)	$64,974	108%
During the nine months ended September 30, 2021, the fair value of the Company’s debt obligations increased substantially due to tightening of the credit spreads of the Company due to the increased probability of the close of the Business Combination, which ultimately occurred in July 2021. Change in fair value measurements for the nine months ended September 30, 2021 also includes an increase in fair value of The9 Conditional Obligation in the amount of $1,735 and there was no comparable activity during the nine month period ended September 30, 2022. During the nine months ended September 30, 2022, the Company settled, through cash or shares of Class A Common Stock, approximately $154.5 million of its NPA notes payable measured at fair value, which were not fully replaced by the August issuance of the SPA notes payable measured at fair value. Additionally, the Company’s stock price in 2022 was lower and more volatile than in 2021 resulting in decreased fair value of its notes payable period over period.

	Nine Months Ended September 30,		Change
	2022 (As Restated)	2021	Amount	%
Interest expense	$(5,119)	$(26,550)	$21,431	81%
The decrease in interest expense during the nine months ended September 30, 2022 was due to the Company’s settlement of $85,202 principal of notes payable upon closing of the Business Combination in 2021 which resulted in a decrease of interest between the periods. Further decreases resulted from the repayment of $85,193 in notes payable principal in the nine months ended September 30, 2022 and interest related to finance leases as a result of the successful sale leaseback transaction of the Company’s Gardena, California headquarters in the three months ended December 31, 2021. These decreases were partially offset by increases in interest expense related to the ATW NPA Notes which bore interest in 2022 due to the triggering of interest clauses.

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
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net

	Nine Months Ended September 30,		Change
	2022 (As Restated)	2021	Amount	%
Loss on extinguishment or settlement of related party notes payable, notes payable and vendor payables in trust, net	$(30,454)	$(96,036)	$65,582	68%
The loss in the nine months ended September 30, 2022 represents a $22,764 loss on settlement of ATW NPA Notes due to their conversion into Class A Common Stock and a $7,690 loss on extinguishment due to the change in the conversion price relating to an amendment to convertible notes issued during the period. The loss in the nine months ended September 30, 2021 represents the conversion of certain related party notes payable, notes payable, and vendor payables in trust to equity at $10 per share which was below the fair value of the stock on the date of conversion in connection with the closing of the Business Combination.
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
From August 14, 2022 through September 25, 2022, the Company obtained commitments from several investors totaling $132,000 in new convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $72,000 under these commitments has been funded to date, through which the Company received $61,149 (net of original issue discount and transaction costs). Of the remaining balance of $40,000 committed by Senyun, an amount of $20,000 is expected to be received by the end of 2022, subject to the satisfaction of certain conditions, and an amount of $20,000 is contingent upon the launch of the FF 91 as well as subject to certain other conditions. The Company also has the right to force the conversion of the warrants underlying the Warrant Reserve, as such term is defined in Note 13, Stockholders' Equity, for a total exercise price of $20,000 in cash, upon the completion of certain milestones and conditions. The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments relative to its business plan included in the Form 8-K filed on July 25, 2022, which have exacerbated the supply chain pressures on FF’s business. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including reducing spending, extending payment cycles and implementing other similar measures. If our ongoing capital raising efforts are unsuccessful or significantly delayed, or if we experience prolonged material adverse trends in our business, our production will be delayed or decreased, and our actual use of cash, production volume and revenue for 2022 will vary from our previously disclosed forecasts, and such variances may be material. While FF is actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise additional capital on terms acceptable to it or at all. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Incremental capital needs beyond 2022 to fund development of the Company’s remaining product portfolio will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs.
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
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,339,180 as of September 30, 2022. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $990,983 which it used to settle certain liabilities and the remainder of which management has used to finance the ongoing operations of the business.
The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 9, Related Party Notes Payable and Note 10, Notes Payable, the sale of Preferred and Common Stock (see Note 13, Stockholders' Equity) and the net proceeds received from the Business Combination and the PIPE Financing (see Note 4, Business Combination).

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
The following tables summarize the outstanding related party notes payable and notes payable as well as the related schedules of maturities of the related party notes payable and notes payable. See Note 9, Related Party Notes Payable and Note 10, Notes Payable in FF’s unaudited Condensed Consolidated Financial Statements.
Related party notes payable consists of the following as of September 30, 2022:

	September 30, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Balance as of September 30, 2022	Interest Expense for the Three Months Ended September 30, 2022	Interest Expense for the Nine Months Ended September 30, 2022
Related party notes – China	Due on Demand	18%	$8,451	$996	$2,931
Related party notes – China various other	Due on Demand	0%	3,802	—	—
			$12,253	$996	$2,931
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of related party notes payable as of September 30, 2022 were as follows:

Due on demand	$12,253

Related party notes payable consists of the following as of December 31, 2021:

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Net Carrying Value at 12/31/21
Related party notes - China	Due on Demand	18%	$9,411	$9,411
Related party notes - China various other	Due on Demand	0%	4,244	4,244
Total related party notes payable			$13,655	$13,655
The Company has entered into notes payable agreements with third parties, which consists of the following as of September 30, 2022:

	September 30, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Three Months Ended September 30, 2022 (As Restated)	Interest Expense for the Nine Months Ended September 30, 2022 (As Restated)
June 2021 Notes (3)	October 31, 2026	0%	$4,012	$612	$(955)	$3,669	$—	$—
Optional Notes (3)	October 31, 2026	15%	2,687	737	(912)	2,512	28	2,572
Bridge Notes (as restated) (4)	August 14, 2026	10%	44,500	7,690	(11,421)	40,769	—	—
Notes payable – China various other	Due on Demand	0%	4,902	—	—	4,902	—	—
Auto loans	October 26, 2026	7%	106	—	—	106	—	—
			$56,207	$9,039	$(13,288)	$51,958	$28	$2,572
The Company settled certain notes payable during the nine months ended September 30, 2022 as follows:

	Nine months ended September 30, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Net carrying value at 12/31/2021	Fair Value Measurement Adjustments	Payment Premium	Cash Payment	Conversion into Class A Common Stock
March 1, 2021 Notes (1)	March 1, 2022	14%	$56,695	$(1,695)	$—	$(55,000)	$—
August 26, 2021 Notes (1)	March 1, 2022	14%	30,924	(924)	2,065	(32,065)	—
June 2021 Notes (3)	October 31, 2026	0%	35,071	917	—	—	(35,988)
Optional Notes (3)	October 31, 2026	15%	31,934	(704)	—	—	(31,230)
PPP Loan (2)	April 17, 2022	1%	193	—	—	(193)	—
			$154,817	$(2,406)	$2,065	$(87,258)	$(67,218)
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of September 30, 2022 are as follows:

Due on demand	$4,902
2022	4,012
2023	2,687
2026	44,606
$56,207

Notes payable consists of the following as of December 31, 2021:

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value
March 1, 2021 Notes	March 1, 2022	14%	$55,000	$7,692	$(5,997)	$56,695
August 26, 2021 Notes	March 1, 2022	14%	30,000	1,011	(87)	30,924
June 9, 2021 Note 1 and Note 2	December 9, 2022	—%	40,000	8,503	(9,522)	38,981
August 10, 2021 Optional Notes	February 10, 2023	15%	33,917	12,283	(11,518)	34,682
Notes payable - China various other	Due on demand	—%	5,458	—	—	5,458
PPP Loan	April 17, 2022	1%	193	—	—	193
Auto loans	Various	Various	121	—	—	121
Total notes payable			$164,689	$29,489	$(27,124)	$167,054
Cash Flow Analysis
Presented below is a summary of FF’s cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in)
Operating activities	$(355,109)	$(237,878)
Investing activities	(112,099)	(37,264)
Financing activities	(40,935)	966,995
Effect of exchange rate changes on cash and restricted cash	11,594	(2,536)
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
Contractual Obligations and Commitments
The following table sets forth, as of September 30, 2022, significant cash obligations that affect FF’s future liquidity:

	Payments Due by Period
	Total	2022 (3 months)	2023 - 2024	2025 - 2026	Thereafter
	(in thousands)
Operating lease obligations	$34,643	$1,289	$10,741	$10,440	$12,173
Finance lease obligations	10,050	643	3,923	3,620	1,864
Related party notes payable	12,253	12,253	—	—	—
Related party accrued interest	12,760	12,760	—	—	—
Notes payable	56,207	8,914	2,687	44,606	—
Accrued interest (as restated)	123	123	—	—	—
Palantir license	41,667	2,667	19,500	19,500	—
Total contractual obligations	$167,703	$38,649	$36,851	$78,166	$14,037
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

Accounting estimates and assumptions are evaluated on an ongoing basis, which are discussed in more detail under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Form 10-K for the year ended December 31, 2021, as well as see Note Note 1, Nature of Business and Organization and Basis of Presentation in the Notes to the unaudited Condensed Consolidated Financial Statements for discussion of estimates related to accounting pronouncements recently adopted.
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
Material Weaknesses in Internal Control Over Financial Reporting (As Restated)
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
These material weaknesses contributed to the following additional material weaknesses:
•FF did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions. Specifically, FF did not design and maintain controls to timely identify and account for convertible notes under the fair value option, embedded derivatives related to convertible notes, impute interest on related party notes payable with interest rates below market rates, account for failed sale leaseback transactions, and account for warrant instruments.
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

These material weaknesses resulted in adjustments primarily related to expense cut-off and the associated accounts including operating expenses, accounts payable and accruals, property and equipment, convertible notes payable and interest expense and related financial disclosures, which were recorded as of and for the year ended December 31, 2019. These material weaknesses also resulted in adjustments primarily related to the extinguishment of a noncontrolling interest, accounts payable, vendor payables in trust and adjustments to the statement of cash flows which were recorded as of and for the year ended December 31, 2019 as well as disclosure errors related to the anti-dilutive shares excluded from the calculation of diluted net loss per share, deferred tax assets and related valuation allowance, accrued interest for certain notes payable, and the fair value of the Vendor Trust as of December 31, 2019. Refer to Note 3 to FF’s Consolidated Financial Statements for the year ended December 31, 2020, included in its Registration Statement on Form S-4 (File Number 333-255027), initially filed with the SEC on April 5, 2021 (as amended, the “Registration Statement”). Additionally, the material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements as disclosed in Note 2 to PSAC’s Consolidated Financial Statements for the year ended December 31, 2020 within PSAC’s Annual Report on Form 10-K/A, of the entity acquired as part of the July 21, 2021 merger agreement related to warrant liabilities and equity. Finally, these material weaknesses resulted in the restatement of the Company’s previously filed financial statements as of and for the year ended December 31, 2022 and for the quarterly periods ended March 31, 2023 and September 30, 2022 (see Note 2, Restatement) primarily due to an error stemming from a non-cash and non-operating item related to the change in the fair value upon conversion of the notes payable issued under the Company’s debt arrangements.
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
•FF appointed Ms. Becky Roof as Interim Chief Financial Officer (CFO) and engaged an affiliate of AlixPartners LLP to accelerate implementation of Special Committee recommendations including, but not limited to remediation of the material weaknesses in internal control over financial reporting (on October 12, 2022, Ms. Roof resigned from FF upon the successful completion of key milestones in FF’s reporting and fundraising activities, on October 22, 2022, the Company appointed Ms. Yun Han as Chief Accounting Officer and Interim CFO, effective as of October 25, 2022, on July 5, 2023, Ms. Han resigned from her positions as Interim Chief Financial Officer, principal financial officer and principal accounting officer (but will continue in her role as Chief Accounting Officer), and on July 11, 2023, the Board appointed Jonathan Maroko as Interim Chief Financial Officer, principal financial officer and principal accounting officer effective as of July 24, 2023.);
•FF implemented enhanced controls around FF’s related party transactions, including regular attestations;
•FF removed Yueting (“YT”) Jia, FF’s founder, as an Executive Officer, although he continued in his position as Chief Product & User Ecosystem Officer of the Company, reporting to the Executive Chairperson with his role limited to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and advanced R&D technology;
•Functions previously dual-reporting to Mr. Jia and Mr. Breitfeld reported only to Ms. Swenson (but Mr. Jia remained involved in long-term strategy) (and following the resignation of Ms. Swenson on October 3, 2022, all FF management (including Mr. Jia) now report directly or indirectly to Dr. Breitfeld, the Global CEO of FF, until December 9, 2022 or the next Board meeting thereafter while the Board continues to evaluate the appropriate FF management reporting lines; and
•FF adopted an Insider Investment Reporting Policy.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. Other than disclosed under Note 12, Commitments and Contingencies to FF’s unaudited Condensed Consolidated Financial Statements included in this Report, we are not presently party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form10-K/A for the year ended December 31, 2022 filed with the SEC on August 21, 2023. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on August 21, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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

                         Faraday Future Intelligent Electric Inc.

Date: August 21, 2023

By:	/s/ Xuefeng Chen
Name:	Xuefeng Chen
Title:	Global Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jonathan Maroko
Name:	Jonathan Maroko
Title:	Interim Chief Financial Officer
(Principal Accounting and Financial Officer)