Form 10-K/A
period 2022-12-31
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2023-08-21
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

Faraday Future Intelligent Electric Inc. (the “Company” or “FF”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023 (the “2022 Form 10-K” or “Original Filing”), to restate certain information in the Company's previously issued consolidated financial statements and related disclosures for the year ended December 31, 2022. Concurrent with the filing of this Form 10-K/A, the Company will be filing an amended Form 10-Q for the period ended March 31, 2023 (originally filed with the SEC on May 12, 2023) and an amended Form 10-Q for the period ended September 30, 2022 (originally filed with the SEC on November 21, 2022).

Restatement

On July 11, 2023, the Company announced that the Audit Committee of the Company’s Board of Directors determined, based on the recommendation of management that the Company’s previously issued financial statements included in the 2022 Form 10-K for the period ended December 31, 2022 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and September 30, 2022 (the “Affected Periods”) should no longer be relied upon due to errors identified in the Affected Periods primarily due to an error stemming from a non-cash and non-operating item related to the change in the fair value upon conversion of the notes payable issued under the Company’s debt arrangements. The Company has determined that it is appropriate to correct the misstatements in the Company’s previously issued financial statements and related disclosures by amending the Original Filing and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and September 30, 2022.

In connection with remediating certain material weaknesses in the Company’s internal control over financial reporting previously disclosed in the Original Filing, the Company identified the aforementioned error in its accounting for the conversion of the notes payable issued under its debt arrangements. During the course of correcting the aforementioned error, the Company identified an error in its accounting for the exercise of its liability-classified warrants that were previously issued in connection with the issuance of certain convertible notes payable under its debt arrangements. The restated financial information also includes adjustments to correct other immaterial errors, including errors that had previously been adjusted for as out of period corrections in the Affected Periods.

Internal Control Considerations

In the Original Filing in Management’s Report on Internal Control Over Financial Reporting within Part II, Item 8, Financial Statements and Supplementary Data, the Company previously identified and reported eight material weaknesses. In connection with this restatement, management has concluded that the errors identified in the Affected Periods were not prevented or detected as a result of certain of the eight material weaknesses that were previously identified and reported, including specifically that the Company did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions.

For a more detailed discussion of the correction of these accounting errors, refer to Note 2, Restatement, included in Part II, Item 8, Notes to Consolidated Financial Statements, of this Form 10-K/A. For more information about the related material weaknesses in internal control over financial reporting and the Company’s remedial actions, refer to Management’s Report on Internal Control Over Financial Reporting within Part II, Item 9A, Controls and Procedures, of this Form 10-K/A.

Amendment to Form 10-K

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Filing have been amended and restated and the complete text of those is set out in this Form 10-K/A:

•Part I, Item 1.A, Risk Factors
•Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8, Financial Statements and Supplementary Data
•Part II, Item 9A, Controls and Procedures

Note that the only changes to the Original Filing are those related to the matters described herein and only in the Items listed above. Item 1A “Risk Factors” has been updated to reflect risks as of the date of this amended filing. Except as described above, no changes have been made to the Original Filing, and this Form 10K/A does not modify, amend or update any of the other financial information or other information contained in the Original Filing. In addition, in accordance with SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32. Otherwise, the information contained in this Form 10-K/A is as of the date of the Original Filing and does not reflect any information or events occurring after the date of the Original Filing. Such subsequent information or events include, among others, the information and events described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, which is being filed concurrently with this Form 10-K/A, and the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Original Filing. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Filing, which update and supersede certain information contained in the Original Filing and this Form 10-K/A.

Part I

Item 1. Business

Unless the context indicates otherwise, references in this Annual Report on Form 10-K/A to “FFIE” refer to Faraday Future Intelligent Electric Inc. (f/k/a Property Solutions Acquisition Corp.), a holding company incorporated in the State of Delaware, and not to its subsidiaries, and references herein to the “Company,” “FF,” “we,” “us,” “our” and similar terms refer to FFIE and its consolidated subsidiaries. We refer to our primary operating subsidiary in the U.S., Faraday&Future Inc., as “FF U.S.” We refer to all our subsidiaries organized in China (including Hong Kong) collectively as the “PRC Subsidiaries,” a complete list of which is set forth in Exhibit 21.1 to this Annual Report on Form 10-K/A forms a part. As of February 27, 2023, our only operating subsidiaries in mainland China and in Hong Kong are FF Automotive (China) Co. Ltd., Ruiyu Automotive (Beijing) Co., Ltd. and Shanghai Faran Automotive Technology Co., Ltd., each of which was organized in the PRC. The discussion of FF’s business and the electric vehicle industry below is qualified by, and should be read in conjunction with, the discussion of the risks related to FF’s business and industry detailed elsewhere in this Annual Report on Form 10-K.

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

Since inception, FF has developed a differentiated portfolio of valuable intellectual property. As of February 27, the Company has been granted approximately 660 patents (with approximately a third issued in the U.S., and slightly less than two-thirds issued in China, and the remaining issued in other jurisdictions). These patents are issued to various FFIE entities, including Faraday Future, Faraday & Future, FF Automotive (China) Co., Ltd., Leka Automotive Intelligent Technology (Beijing) Co., Ltd., and LeEco Eco-Car (Zhejiang) Co., Ltd. Key patents include FF’s inverter assembly, integrated drive and motor assemblies, methods and apparatus for generating current commands for an interior permanent magnet (“IPM”) motor, and keyless vehicle entry system. These key patents will expire in 2035 and 2036.

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

ITEM 1A. RISK FACTORS

Below is a summary of material factors that make an investment in our Common Stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K/A. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K/A as part of your evaluation of an investment in our Common Stock

Summary Risk Factors

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

Risks Related to the Restatement

•FF identified material weaknesses in its internal control over financial reporting.
•FF faces risks related to the restatement of its previously issued consolidated financial statements with respect to the Affected Periods.
•The restatement of FF’s previously issued financial statements has been time-consuming and expensive and could expose FF to additional risks

Risks Related to FF’s Business and Industry

•FF has engaged advisors to evaluate financial and strategic alternatives.
•FF has a limited operating history and faces significant barriers to growth.
•FF has incurred losses in its business operations and anticipates that it will continue to incur losses.
•FF expects its operating expenses to increase significantly, which may impede its ability to achieve profitability.
•FF’s recurring losses from operations raise substantial doubt about FF’s ability to continue as a going concern.
•FF’s operating results forecast relies upon assumptions and analyses developed by its management.
•FF has significant unfunded commitments from its investors.
•Certain purchasers of FF’s unsecured notes (which have not been fully funded) are affiliates of FFGP and a longtime FF stockholder, and such purchasers have limited assets.
•FF needs to raise significant additional capital.
•FF has historically incurred substantial indebtedness and may continue to do so.
•The production and delivery of the FF 91 Futurist has experienced, and may continue to experience, significant delays.
•There can be no assurance that the remedial measures FF has taken in response to the Special Committee findings will be successful.
•FF is involved in an SEC investigation, and may be further subject to investigations and legal proceedings.
•FF will depend on revenue generated from a single model of vehicles in the foreseeable future.
•The market for FF’s vehicles is nascent and not established.
•FF is dependent on its suppliers, the majority of which are single-source suppliers.
•FF may not develop the complex software and technology systems necessary for the production of its electric vehicles.
•FF’s decision to manufacture its own vehicles in its leased Hanford, California facility does not guarantee FF will not incur significant delays in the production of the vehicles.
•FF’s contract manufacturer or other future contract manufacturers may fail to timely produce and deliver vehicles.
•FF has minimal experience servicing and repairing its vehicles.
•Industry competition may adversely affect FF’s revenues, increase its costs to acquire new customers, and hinder its ability to acquire new customers.
•FF’s go-to-market and sales strategy will require substantial investment and commitment of resources/
•FF faces risks related to natural disasters, climate change, health epidemics and pandemics, terrorist attacks, civil unrest and other circumstances outside its control.
•If FF is unable to attract and/or retain key employees and hire qualified Board members, officers and other individuals, its ability to compete could be harmed.

•FF has elected to protect some of its technologies as trade secrets rather than as patents.
•FF is subject to cybersecurity risks relating to its various systems and software.
•FF and its suppliers and manufacturing partners may be subject to increased environmental and safety or other regulations and disclosure rules.
•FF may be subject to risks associated with autonomous driving technology.
•FF’s vehicles will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.
•Yueting Jia, FF’s founder and Chief Product and User Ecosystem Officer, is closely associated with the Company’s image and brand, and his public image may color public and market perceptions of FF.
•Yueting Jia is subject to restrictions in China that may continue if not all creditors participating in his personal bankruptcy restructuring plan request his removal from such restrictions.
•Yueting Jia and FF Global, over which Mr. Jia exercises significant influence, have control over the Company’s management, business and operations, and may use this control in ways that are not aligned with the Company’s business or financial objectives or strategies or that are otherwise inconsistent with the Company’s interests.
•Disputes with our stockholders are costly and distracting.
•The composition of FF’s Board has changed, and may further change.
•FF is subject to legal proceedings and claims arising in and outside the ordinary course of business.

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
•Restrictions on PRC Subsidiaries’ (defined below) ability to pay dividends or make other payments to FF in the future could restrict FF’s ability to satisfy its liquidity requirements and have a material adverse effect on FF’s business.
•FF may be classified as a PRC “resident enterprise,” which would likely result in unfavorable tax consequences to FF and its non-PRC enterprise stockholders.
•FF and its stockholders face uncertainty with respect to indirect transfers of equity interests in China resident enterprises through transfer of non-Chinese-holding companies.
•PRC regulation of loans to and direct investments in PRC entities may delay or prevent us from making loans or additional capital contributions to the PRC Subsidiaries.
•The PRC government can take regulatory actions and make statements to regulate business operations in China with little advance notice.
•The approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities may be required in connection with certain of our financing activities.
•Certain PRC rules and regulations establish complex procedures for some acquisitions by foreign investors, which could make it more difficult for us to grow in China.
•FF may be adversely affected by the complexity, uncertainties and changes in PRC regulations on internet-related business, automotive businesses and other business carried out by the PRC Subsidiaries.
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

Risks Related to Our Common Stock

•FF has not paid dividends on the Class A Common Stock and its ability to do so in the future will be subject to its subsidiaries’ ability to distribute cash to it.
•FF is subject to complex public company rules and regulations, and there can be no assurance that FF will be able to comply with them.
•There can be no assurance that FF will be able to comply with the continued listing standards of Nasdaq.

•FF may be required to take write-downs or write-offs, or FF may be subject to restructuring, impairment or other charges
•The price of the Class A Common Stock has been and may continue to be volatile.
•FF’s tax obligations and related filings have become significantly more complex and subject to greater risk of scrutiny.
•The issuance of additional shares of Common Stock would substantially dilute the ownership interest of existing stockholders.
•FF has granted preferential director nomination rights to FF Global which may cause FF to fall out of compliance with Nasdaq listing rules.
•Concentration of ownership may delay or prevent a change in control.
•Claims for indemnification by our current and former directors and officers may reduce our available funds, including for successful third-party claims against us.
•FF’s dual-class structure may depress the trading price of the Class A Common Stock.
•Negative analyst coverage could affect FF’s share price and trading volume.
•FF’s reduced reporting obligations as an “emerging growth company” could make the Common Stock less attractive to investors.
•If FF implements a reverse stock split, the liquidity of its Common Stock and warrants may be adversely effected

RISK FACTORS

An investment in our common stock involves risk. Before investing in our common stock, in addition to the other information described in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of Part II,” you should carefully consider the following risks. Such risks are not the only ones that relate to our businesses and capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below or in the documents incorporated by reference herein were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected, which in turn could have a material adverse effect on the value of our common stock..

Risks Related to the Restatement

FF has identified material weaknesses in its internal control over financial reporting. FF’s inability to remediate these material weaknesses, or identification of additional material weaknesses in the future or other failure to maintain effective internal control over financial reporting, could result in material misstatements in FF’s consolidated financial statements and FF’s ability to accurately or timely report its financial condition or results of operations, which may adversely affect FF’s business and share price.
As discussed in Managements Report on Internal Control Over Financial Reporting within Part II, Item 9A, Controls and Procedures of this Form 10-K/A, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the identified material weaknesses described in Managements Report on Internal Control Over Financial Reporting within Part II, Item 9A, Controls and Procedures of this Form 10-K/A.

In addition, as discussed in Note 2, Restatement, the Audit Committee of the Company’s Board of Directors, based on the recommendation of management, concluded that our previously issued financial statements for the Affected Periods should be restated primarily due to an error stemming from a non-cash and non-operating item related to the change in the fair value upon conversion of the notes payable issued under the Company’s debt agreements. In addition , during the course of correcting the aforementioned error, the Company identified an error in its accounting for the exercise of its liability-classified warrants that were previously issued in connection with issuance of certain convertible notes payable under its debt arrangements. In addition, to the adjustments noted above, the Company also included adjustments to correct for previously identified immaterial errors, including errors that had previously been adjusted for as out of period corrections in the Affected Periods.

FF’s management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control - An Integrated Framework. FF is actively engaged in remediation efforts designed to address these material weaknesses. While FF has made progress, the material weaknesses will not be considered remediated until FF completes the design and implementation of the enhanced controls, the controls operate for a sufficient period of time, and FF has concluded, through testing, that these controls are effective. FF believes that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.
As FF continues to evaluate and work to improve its internal control over financial reporting, FF may determine that additional measures or modifications to the remediation plan are necessary. FF is working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation likely will go beyond December 31, 2023. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing our remediation plan as discussed in Managements Report on Internal Control Over Financial Reporting within Part II, Item 9A, Controls and Procedures of this Form 10-K/A; however, these remediation measures will be time consuming, will result in FF incurring significant costs, and will place significant demands on our financial and operational resources.

While FF believes these efforts will remediate the material weaknesses, FF may not be able to complete its evaluation, testing or any required remediation in a timely fashion, or at all. FF cannot assure you that the measures it has taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to its material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of FF’s internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. The material weaknesses, or a failure to promptly remediate them, may adversely affect our business, our reputation, our results of operations and the market price of our Class A Common Stock. If FF is unable to remediate the material weaknesses in a timely manner, our investors, customers and other business partners may lose confidence in our business or our financial reports, and our access to capital markets may be adversely affected. In addition, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the SEC and other regulatory authorities, could be adversely affected, which may result in violations of applicable securities laws, stock exchange listing requirements and the covenants under our debt and equity agreements. We could also be exposed to lawsuits, investigations, or other legal actions. In such actions, a governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. We could incur significant costs in connection with these actions. We have not accrued for any such liabilities.

 The control deficiencies resulting in the material weaknesses, in the aggregate, if not effectively remediated could also result in misstatements of accounts or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. In addition, we cannot be certain that we will not identify additional control deficiencies or material weaknesses in the future. If we identify future control deficiencies or material weaknesses, these may lead to adverse effects on our business, our reputation, our results of operations, and the market price of our Class A Common Stock. Further, if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.
Further notwithstanding the implementation of our remediation efforts discussed in Managements Report on Internal Control Over Financial Reporting within Part II, Item 9A, Controls and Procedures of this Form 10-K/A, as a result of the governance settlement entered into between FF and FF Global described elsewhere in this Form 10-K/A and other developments, there has been substantial recent turnover in key management personnel, including legal and compliance personnel, as well as substantial changes to the composition of the Board, and further changes may continue to occur. See “– The composition of FF’s Board has changed, and may further change.” As a result of this turnover in the composition of the Board, there can be no guarantee that the Board as composed in the future will agree with decisions made by the Board at the time of the Special Committee investigation, that they will not identify other areas that require remediation or that they will continue to pursue the remediation measures described in Managements Report on Internal Control Over Financial Reporting within Part II, Item 9A, Controls and Procedures of this Form 10-K/A. Loss and turnover of personnel, particularly accounting, finance and legal personnel, may also negatively impact FF’s internal controls over financial reporting and other disclosures and our ability to prepare and make timely and accurate public disclosures.

FF faces risks related to the restatement of its previously issued consolidated financial statements with respect to the Affected Periods.
As discussed in the Explanatory Note and in Note 2 to the consolidated financial statements in this Form 10-K/A, we reached a determination to restate certain financial information and related footnote disclosures in our previously issued consolidated financial statements for the Affected Periods. As a result, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many of the risks and challenges related to the restatement, including the following:

•we may face potential for litigation or other disputes, which may include, among others. Claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement, and

•the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.

We cannot assure that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

The restatement of FF’s previously issued financial statements has been time-consuming and expensive and could expose FF to additional risks that could materially adversely affect the Company’s financial position, results of operations and cash flows.
We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have implemented and will continue to implement additional processes utilizing existing resources and adding new resources as needed. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatements and ongoing remediation of material weaknesses in our internal controls.
Risks Related to FF’s Business and Industry

We have engaged financial and legal advisors to identify and evaluate possible financial and strategic alternatives and their implications for the Company.
We engaged financial and legal advisors to identify and evaluate possible financial and strategic alternatives and their implications for the Company. No assurance can be given as to whether any particular recommended financial or strategic alternative will be undertaken, and if so, upon what terms or conditions. We may not have enough available cash to purse a strategic restructuring, refinancing, or other transaction, and may have to file for bankruptcy. Bankruptcy, whether Chapter 11 or Chapter 7, could result in significant decrease in value for all stakeholders. In addition, if we file for bankruptcy, it may cause disruption in supply from critical vendors required to continue operations, negatively impact sales orders and collections from customers and negatively impact employee relations.

FF has a limited operating history and faces significant barriers to growth in the electric vehicle industry.

 FF expects to need substantial additional financing to start the third phase of its three phase delivery plan and is in discussions with additional potential investors to obtain such financing. As FF executes the three-phase delivery plan, it plans to continue to move vehicles into production and off-the-line with high quality and high product power. There cannot be any assurance that FF will be able to develop the manufacturing capabilities and processes, or secure reliable sources of component supply to meet the quality, engineering, design or production standards, or the required production volumes to successfully grow into a viable business.

At a special meeting of FF stockholders held on February 28, 2023, FF stockholders approved a proposal to increase FF’s authorized shares of Class A Common Stock from 815,000,000 to 1,690,000,000, increasing the total authorized shares from 900,000,000 to 1,775,000,000. On March 1, 2023, FF filed an amendment to its Amended and Restated Charter with the Delaware Secretary of State increasing FF’s authorized shares of Class A Common Stock to 1,690,000,000 and its total authorized shares to 1,775,000,000. At a special meeting of FF stockholders held on August 16, 2023, FF stockholders approved a proposal authorizing the Board to effect a reverse stock split of the outstanding Common Stock at a range between 1-for-2 and 1-for-90. The reverse stock split, if implemented, will have the effect of increasing the number of authorized and unissued shares of Common Stock. In addition, at the special meeting, FF stockholders approved, if and only if the reverse stock split is implemented at a ratio of 1-for-8 or greater, a proposal to limit the number of shares of authorized Common Stock to a number equal to 12,355,000,000 divided by the reverse stock split ratio determined by the Board of Directors. This proposal essentially caps the number of authorized shares of Common Stock to a number that is seven times the amount of authorized shares available currently available. FF expects to need additional authorized shares to get to cash flow breakeven.

Furthermore, although FF has started production and delivery on its first electric vehicle, it faces significant barriers to growth in the electric vehicle industry, including continuity in development and production of safe and quality vehicles, brand recognition, customer base, marketing channels, pricing policies, talent management, value-added service packages and sustained technological advancement. If FF fails to address any or all of these risks and barriers to entry and growth, its business and results of operation may be materially and adversely affected.

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

The design, engineering, manufacturing, sales and service of intelligent, connected electric vehicles is a capital-intensive business. FF has incurred losses from operations and has had negative cash flows from operating activities since inception. FF incurred a net loss of $602.2 million and $516.5 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in operating activities was $383.1 million and $339.8 million for the years ended December 31, 2022 and 2021, respectively. Since inception, FF has made significant investments in technology to implement the FF Product and Technology Upgrade Generation 2.0 (“PT Gen 2.0”), as well as in vehicle design, development and tooling, construction of manufacturing facilities, employee compensation and benefits and marketing and branding. PT Gen 2.0 was achieved through the upgrade of 26 major systems and components. These upgrades consist of 13 key upgrades throughout the powertrain, battery, charging, chassis, and interior in EV areas, as well as 13 key upgrades due to improvements in computing, sensing, communication and user interaction and significant performance improvements to the FF 91 Futurist. FF expects to continue or increase such investments; however, there can be no assurance these investments will result in the successful and timely delivery of FF 91 series or subsequent vehicle programs, or at all.

FF may incur unforeseen expenses, or encounter difficulties, complications, and delays in delivering the FF 91 series, and therefore may never generate sufficient revenues to sustain itself. Even if FF brings the FF 91 series to market, it may continue to incur substantial losses for a variety of reasons, including the lack of demand for the FF 91 series and the relevant services, vehicle service and warranty costs, increasing competition, challenging macroeconomic conditions, regulatory changes and other risks discussed herein, and so it may never achieve or sustain profitability.

Given the risks associated with FF’s ability to obtain additional funding to execute on its plans to develop and deliver vehicles and begin to generate significant revenue, the amount of additional funding needed could differ from earlier estimates and the timing to reach profitability and positive cash flows could be further delayed. Based on delays in obtaining sufficient funding relative to its plans, as well as the likelihood that FF’s plan will be implemented successfully, timely, or at all, once such funding is in place, FF cannot estimate a breakeven point at this time.

FF has evaluated a range of alternative operating scenarios, including a scenario where only the FF 91 series is initially developed and sold, followed by development and sales of other planned vehicles in the portfolio (FF 81 series, FF 71 series, and Smart Last Mile Delivery (“SLMD”). FF is operating under this scenario, whereby spending on the development of the FF 91 series is potentially leverageable and applicable to future models. FF has reduced incremental spending on the development of future vehicles with the goal of reducing new capital requirements in 2023.

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

FF’s ability to become profitable in the future will not only depend on its ability to successfully market its vehicles and other products and services, but also to control costs. Ultimately, FF may not be able to adequately control costs associated with its operations for reasons outside its control, including the cost of raw materials such as aluminum, steel and lithium-ion cells. Substantial increases in such costs could increase FF’s cost of revenue and its operating expenses and reduce its margins. Additionally, macro events such as the lingering effects of the pandemic and the conflict in Ukraine have adversely affected supply chains, impacting FF’s ability to control and manage costs. Additionally, currency fluctuations, inflationary pressures, tariffs or shortages in petroleum and other economic or political conditions could result in significant increases in logistics and freight charges and raw material costs. If FF is unable to design, develop, manufacture, market, sell and service its vehicles, including providing service in a cost-efficient manner, its margins, profitability, and prospects would be materially and adversely affected.

The rate at which FF may incur costs and losses in future periods compared to current levels may increase significantly, as it:

●	continues to develop FF 91, FF 81, and FF 71 series and SLMD electric vehicle models;

●	develops and equips its manufacturing facility in Hanford, California to produce the FF 91 series, and prepares for manufacturing capabilities in South Korea and other potential manufacturing options, and in China for additional production capacity for the FF 91 series and other electric vehicle models;

●	builds up inventories of parts and components for the FF 91 series;

●	develops and expands its design, development, maintenance, servicing and repair capabilities;

●	opens offline FF stores; and

●	increases its sales and marketing activities.

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

Since inception, FF has incurred cumulative losses from operations, negative cash flows from operating activities and has an accumulated deficit of $3,796.7 million, $3,526.8 million and $2,907.6 million as of June 30, 2023, December 31, 2022 and December 31, 2021, respectively. FF expects to continue to generate significant operating losses for the foreseeable future. Based on FF’s recurring losses from operations since inception and continued cash outflows from operating activities, in FF’s audited consolidated financial statements for the years ended December 31, 2022 and 2021 and unaudited condensed consolidated financial statements for the six months ended June 30, 2023, FF concluded that this circumstance raised substantial doubt about FF’s ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in their audit reports on the consolidated financial statements for the years ended December 31, 2022 and 2021, FF’s current and former independent registered public accounting firms included an explanatory paragraph stating that FF’s recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about FF’s ability to continue as a going concern. FF’s consolidated financial statements for the years ended December 31, 2022 and 2021 do not include any adjustments that may result from the outcome of this uncertainty. As of the date FF’s unaudited condensed consolidated financial statements for the three months ended June 30, 2023 were issued, FF management expected that it would be required to obtain additional funding to continue as a going concern within the next 12 months, resulting in there being substantial doubt about FF’s ability to continue as a going concern.

As of June 30, 2023, the Company’s principal source of liquidity was cash totaling $17.9 million, which was held for working capital and general corporate purposes. As of August 10, 2023, FF’s cash position was $28.9 million, including restricted cash of $1.5 million. For a discussion of FF’s capital needs and the current status of its financing efforts, see “– FF needs to raise additional capital to support the production and delivery of the FF 91 Futurist and satisfy its other capital needs.”

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

There can be no assurance that FF will be successful in achieving its strategic plans, that FF’s capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that FF does not meet its strategic plans, FF will be required to reduce discretionary spending, alter or scale back vehicle development programs, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures. Any such events would have a material adverse effect on FF’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. Based on its recurring losses from operations since inception and continued cash outflows from operating activities, FF has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that FF’s consolidated financial statements for the three months ended June 30, 2023 were issued.

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

FF operates in a capital-intensive industry which requires significant cash to fund its operations, and FF will require substantial additional capital to support the production and delivery of the FF 91 series, put FF on a path toward cash flow break-even, and satisfy its additional capital needs. See “– FF needs to raise additional capital to support the production and delivery of the FF 91 Futurist and satisfy its other capital needs” for a discussion of FF’s capital needs and the current status of its financing efforts.

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

Specifically, FF’s operating results forecast is based on projected purchase prices, unit costs for materials, manufacturing, labor, packaging and logistics, warranty, sales, marketing and service, tariffs, and its projected number of orders for the vehicles with factors such as industry benchmarks taken into consideration. Any of these factors could turn out to be different than those anticipated. Unfavorable changes in any of these or other factors, most of which are beyond FF’s control, could materially and adversely affect its business, prospects, financial results and results of operations.

FF needs to raise additional capital to support the production and delivery of the FF 91 Futurist and satisfy its other capital needs.

FF operates in a capital-intensive industry which requires significant cash to fund its operations. As of August 10, 2023, FF’s cash position was $28.9 million, including restricted cash of $1.5 million.  FF expects its capital expenditures to continue to be significant for the foreseeable future as it continues to develop and grow its business. In response to the delay in obtaining funding commitments and negative macroeconomic trends in the industry in which FF operates, such as supply chain pressures and cost inflation, FF has identified and implemented certain cost reduction and cash conservation measures, including headcount and temporary salary reductions, supplier payment deferrals, and other cost-cutting measures. FF’s first production FF 91 Futurist vehicle came off the line on April 14, 2023 and FF delivered its first vehicle in August 2023. As FF reduced its initial production scope and volume to allow it to start production. FF expects to defer the completion of construction of certain areas in its manufacturing facility. Depending upon the success of the delivery of the FF 91 Futurist as well as the ability of FF to raise additional funding before reaching breakeven, FF expects that the ramp up of production will be slower relative to previous plans For a discussion of FF’s delivery plan for the FF 91 Futurist, see “– Start of production of FF’s first vehicle, the FF 91 Futurist, and the production and delivery of the FF 91 Futurist has experienced, and may continue to experience, significant delays.”

Given that FF had 347 non-binding, fully refundable pre-orders as of August 10, 2023 and vehicle deliveries were not made in 2022, no revenue was realized in 2022 or in the six months ended June 30, 2023. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. FF will be required to seek additional capital to fund operations.

Pursuant to the Securities Purchase Agreement (the “SPA”), dated on August 14, 2022, by and among FF and FF Simplicity Ventures LLC, an entity affiliated with ATW Partners LLC. and RAAJJ Trading LLC and the Unsecured SPA (defined below), the Company has obtained commitments from several investors totaling $462.9 million in convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $292.2 million under these commitments has been funded to date ($256.5 million net of original discount and transaction costs). Of the remaining balance of $171.3 million, an amount of $5.0 million is committed and contingent upon delivery of the FF 91 Futurist to the first batch of bona fide customers, an amount of $15.0 million is expected to be funded within five business days after the satisfaction or waiver of certain conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes, and $6.5 million to be funded once certain terms are agreed by the Company and the investor. In addition, the Company had the right to force the exercise of the warrants underlying the Warrant Reserve for a total exercise price of $20.0 million in cash ($9.4 million was funded and $10.6 million was cancelled), upon the completion of certain milestones and conditions. The right to force exercise of the Warrant Reserve expired upon the holders exercising their warrants during 2023. $144.8 million is expected to be funded through installments after the satisfaction of the closing conditions for the Unsecured SPA. In 2023 to date, Senyun, RAAJJ, a purchaser affiliated with ATW Partners LLC, and a purchaser affiliated with FF Vitality Ventures LLC exercised their respective options to purchase additional senior secured notes and the accompanying SPA Warrants of the Company. The Company received aggregated gross proceeds of $38.0 million ($32.9 million net of original issuance discount) in exchange for such issuances.

Further, pursuant to the SEPA, the Company has the sole right, but not the obligation, to direct Yorkville from time to time to purchase up to $200.0 million of Class A Common Stock during the commitment period ending November 11, 2025, with an option to increase such amount to $350.0 million at FF’s option. FF currently does not have enough authorized and uncommitted shares to access the SEPA. On February 28, 2023, FF stockholders approved, as is required by the applicable Nasdaq rules and regulations, advances of Class A Common Stock to be issued under the SEPA, including the issuance of any shares in excess of 19.99% of the issued and outstanding shares of Common Stock.
On May 8, 2023, the Company entered into a Securities Purchase Agreement (as amended from time to time, the “Unsecured SPA”) with Metaverse Horizon Limited (“MHL”) and V W Investment Holding Limited (“V W Investment,” and together with MHL, the “May Unsecured SPA Purchasers”) to issue and sell, subject to the satisfaction of certain closing conditions, $100.0 million aggregate principal amount of the Company’s senior unsecured convertible promissory notes. The Unsecured SPA Purchasers committed to fund in eight subsequent closings fifteen days apart, subject to the satisfaction of certain closing conditions.
On June 26, 2023, the Company entered into a Joinder and Amendment Agreement (the “FFSV Joinder”) with FF Vitality Ventures LLC (“FFSV”), pursuant to which, among other items, FFSV agreed to purchase, under the Unsecured SPA, the Company’s senior unsecured convertible promissory notes in an aggregate principal amount of up to $40.0 million (the “FFSV Unsecured SPA Notes”) in installments. On June 26, 2023 the Company entered into a Second Joinder and Amendment

Agreement (the “Senyun Joinder”) with Senyun International Ltd. (“Senyun,” and together with FFSV and the May Unsecured SPA Note Purchasers, the “Unsecured SPA Purchasers”), pursuant to which Senyun agreed to purchase, under the Unsecured SPA, Unsecured SPA Notes in aggregate principal amount of up to $30.0 million (and together with the FFSV Unsecured SPA Notes, the “New Unsecured SPA Notes,” and together with the May Unsecured SPA Notes, the “Unsecured SPA Notes”) in installments of $3.75 million at each of the FFSV Closing dates. On August 4, 2023, the Company entered into a Waiver and Amendment Agreement to the FFSV Joinder providing that if FFSV exercises its option to invest an additional $10.0 million of Tranche B Notes in accordance with the SPA (the “Additional Tranche B Investment”) on or prior to the latest of  (x) August 1, 2023, (y) four business days after the special meeting of the Company’s stockholders to be held on August 16, 2023, and (z) six business days after the Company has filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, then FFSV will have the right, upon delivery of a written notice to the Company, at any time prior to the 30th day after the date of consummation of such Additional Tranche B Investment, to invest another $20.0 million in New Notes (as defined in the FFSV Joinder), subject to terms substantially identical to those provided for in the Unsecured SPA.
The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments, which have exacerbated the supply chain pressures on FF’s business. Additionally, certain investors under the SPA and Unsecured SPA may not fund their commitments until the Company increases the number of authorized shares of its Class A Common Stock and the registration statement concerning the securities underlying the SPA and Unsecured SPA Notes and Warrants has been declared effective by the SEC. Furthermore, there can be no assurance that FF would be able to satisfy the closing conditions under the Unsecured SPA or that FF will be able further to successfully obtain incremental convertible senior secured note purchasers under the SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including reducing spending, extending payment cycles and implementing other similar measures. If our ongoing capital raising efforts are unsuccessful or significantly delayed, or if we experience prolonged material adverse trends in our business, our production will be delayed or decreased, and our actual use of cash, production volume and revenue for 2023 will vary from our previously disclosed forecasts, and such variances may be material. While FF is actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise additional capital on terms acceptable to it or at all. In addition the Company’s assumptions and analyses relating to its various financing options currently being considered, including professional fees and other cost, and ongoing legal risks related to these financing transactions may prove incorrect. Incremental capital needs beyond the date hereof to fund development of the Company’s remaining product portfolio and ramp up production will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.

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

FF has significant unfunded commitments from its investors. If FF is unable to satisfy the conditions to funding or if there is a dispute regarding the conversion requirements related to the unfunded commitments, FF may not have enough capital to support its business and could be subject to investor legal claims.

Pursuant to the SPA and Unsecured SPA, the Company has obtained commitments from several investors totaling $462.9 million in convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $292.2 million under these commitments has been funded to date ($256.5 million net of original discount and transaction costs) with the remaining unfunded commitment of $171.3 million. For a discussion of the conditions to funding the commitments, see “—FF needs to raise additional capital to support the production and delivery of the FF 91 Futurist and satisfy its other capital needs.” The conditions to funding include, depending on the financing arrangement, the delivery of the FF 91 Futurist to the first batch of bona fide customers, an effective registration statement for the shares underlying the applicable notes and warrants, and an effective registration statement registering the shares underlying Unsecured SPA Notes and Unsecured SPA Warrants. There cannot be any assurance that FF will be able to successfully satisfy the conditions to receive the additional funding. Further, if FF fails to satisfy these funding conditions to receive the unfunded commitments, the Company may be required to further delay our production and delivery plans for the FF 91 Futurist, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations. Further, the Company may be subject to legal claims by the investors, which could have a material and adverse impact on FF’s reputation and financial condition.

FF may also be subject to legal claims arising from disagreement over the terms of its securities. For example, FF previously issued certain convertible notes (the “Senyun Notes”) to Senyun. The Senyun Notes are subject to a restriction that FF will not convert the Senyun Notes, and Senyun will not have the right to convert the Senyun Notes, to the extent that Senyun would own more than 9.99% of the outstanding Common Stock of FF after giving effect to the conversion. In May 2023, Senyun requested to convert the Senyun Notes into shares of Common Stock and FF converted a certain amount of the Senyun Notes. FF did not convert the Senyun Notes that would have resulted in Senyun owning more than 9.99% of the Common Stock of FF. However, Senyun believes that the Senyun Notes should have been converted in full in accordance with its interpretation of conversion limitations in the Senyun Notes. The Company disputes this interpretation. In July 2023, Senyun sent the Company a letter outlining its position and reserving its rights under the SPA. Further, pursuant to the Senyun Joinder, Senyun agreed to exercise its option to purchase $15.0 million of Tranche A Notes in accordance with the terms of the SPA, with funding of 75% of such amount within five business days of the date of the Senyun Joinder and the remaining 25% of such amount within three business days thereafter, subject to the satisfaction of certain conditions which have been satisfied. To date, Senyun has funded $8.5 million of its obligation and has refused to fund the remaining $6.5 million until the disagreement described herein is resolved. The Company has not yet responded to the letter from Senyun and it is not possible at this time to predict the outcome of the disagreement with Senyun. If the disagreement is not resolved, Senyun may continue to refuse to fund its obligation.

Further, any litigation, proceedings or dispute related to legal claims of the Company’s investors, even those without merit, may divert the Company’s financial and management resources that would otherwise be used to benefit the future performance of the Company’s operations. Any adverse determination against the Company in any potential proceedings may also result in settlements, injunctions or damages that could have a material adverse effect on the Company’s business, financial condition and results of operations and investors or other financing sources may be unwilling to provide additional funding to FF on commercially reasonable terms, or at all, as a result of any legal claims.

MHL and V W Investment are purchasers of the May Unsecured Notes are affiliates of FF Global Partners (“FFGP”), and a longtime FF stockholder, and such purchasers have limited assets.

On May 8, 2023, the Company entered into the Unsecured SPA with Metaverse Horizon Limited (“MHL”) and V W Investment Holding Limited (“V W investment”) to issue and sell, subject to the satisfaction of certain closing conditions, $100.0 million aggregate principal amount of the Company’s senior unsecured convertible promissory notes. MHL and V W Investment committed to fund in eight subsequent closings fifteen days apart, subject to the satisfaction of certain closing conditions. MHL who is the anchor investor in the Unsecured SPA Notes and has committed $80.0 million of the funding, is an independent investment fund with investors including FFGP, and V W Investment Holding Limited is an affiliate of Mr. Lijun Jin, a long-term shareholder of the Company. As such MH is a related party of the Company as MHL’s investors include a subsidiary FF Global. FF Global has control over the Company’s management, business and operations, and may use this control in ways that are not aligned with the Company’s business or financial objectives or strategies or that are otherwise inconsistent with the Company’s interests.

Further, in connection with the Unsecured SPA, the Company entered into equity commitment letters with each of FF Global Partners Investment LLC (formerly known as FF Top Holdings LLC) and Mr. Jin to support the obligations of MHL and V W Investment under the Unsecured SPA subject to the limitations set forth therein. If MHL or V W Investment are unable to fund their commitments and FF Global and/or Mr. Jin breach their obligations under their equity commitment letters with the Company, the Company may not be able to recover the damages caused by such breach(es) from FF Global due to the nature of their assets, including the fact that many of Mr. Jin’s assets are not located in the United States and FF Global’s only assets are shares of the Company’s Class B Common Stock, a note payable from the Company, and a capital commitment from an investor with terms not disclosed to the Company or third party beneficiary rights in favor of the Company. If MHL and/or V W Investment do not fund their commitments and the Company is unable to recover damages under the equity commitment letters, the Company may need to seek additional investors or other financing sources. There can be no assurance that FF would be able to attract additional investors or other financing source. If we are unable to attract additional investors or other financing sources in a timely manner or on acceptable terms, or at all, we may be required to further delay our production and delivery plans for the FF 91 Futurist, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.

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

FF’s future business depends in large part on its ability to execute its plans to develop, manufacture, market, and deliver electric vehicles, including FF 91, FF 81, FF 71 series, and SLMD electric vehicle models that appeal to customers. Based on certain management assumptions, including timely completion of certain testing and the suppliers meeting our supply chain requirement, FF originally expected deliveries of the FF 91 to users to begin before the end of April 2023. The first phase of the three-phase delivery plan began at the end of May 2023. In addition, due to a supplier’s timing constraints and the completion of an additional system testing related to the Company’s enhanced safety testing of a single unique product feature of the FF 91 2.0 Futurist Alliance, the second phase of the three-phase delivery plan originally contemplated to begin by June 30, 2023, began in August 2023.

As FF executes the three-phase delivery plan, it plans to continue to move vehicles into production and off-the-line with high quality and high product power.

Production or delivery of the FF 91 Futurist may experience further delays due to reasons such as insufficient capital, supply shortages and constraints, design defects, additional system testing, talent gaps, and/or force majeure. FF expects to need substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing. If FF is unable to obtain additional financing in a timely manner relative to its plans FF’s three phase delivery plan may be further delayed. Further, FF relies on third-party suppliers for the provision and development of many key components used in the FF 91 Futurist and other models and during the second quarter of 2023, certain of the Company’s suppliers informed the Company that they would be unable to meet the Company’s timing requirements, which resulted in the Company updating the timing for the start of deliveries for its FF 91 vehicle, and the previously announced three-phase delivery plan. To the extent FF’s suppliers experience any further delays in providing or developing necessary components or if they experience quality issues, FF could experience further delays in delivering on its timelines. In addition, if FF has to adjust and/or reduce or suspend certain payments to suppliers, such adjustments and/or reductions could further delay the production and deliveries of the FF 91 Futurist.

To the extent FF were to further meaningfully delay additional production and delivery of the FF 91 series, potential consumers may lose confidence in FF, and customers who have placed pre-orders for the FF 91 Futurist may cancel pre-orders, which may curtail FF’s growth prospects. Additionally, FF’s competitors may move more quickly to market than FF, which could impact FF’s ability to grow its market share.

FF has announced its first three users of the FF 91 2.0 Futurist Alliance, but there is no assurance that additional non-binding pre-orders and other non-binding indications of interest will be converted into binding orders or sales.

While the Company has announced that its first three users of the FF 91 2.0 Futurist Alliance have joined or are currently considering participating in the FF owner-developer co-creation project, As of June 30, 2023, FF has not sold any vehicles. These user developers are expected to acquire the FF 91 2.0 Futurist Alliance upon payment of the purchase consideration. They have also entered into consulting, branding, and other arrangements with FF in exchange for fees ranging from approximately $225,000 to $475,000.

Further, although FF has engaged in marketing activities in anticipation of starting customer deliveries of the FF 91 series and FF has received 347 non-binding, fully refundable pre-orders as of August 10, 2023 and other non-binding indications of interest, FF does not have binding purchase orders or commitments from customers to purchase any of FF’s vehicles in development. As such, there can be no assurance that the pre-orders and other indications of interest would be converted into binding orders or sales.

Until the time that FF’s products are commercially available for purchase and FF is able to scale up its marketing function to support sales, there will be uncertainty as to customer demand for FF vehicles. The potentially long wait from the time a non-binding pre-order is made or other indication of interest is provided until the time FF vehicles are delivered, and any delays beyond expected wait times, could also impact customer decisions on whether to ultimately make a purchase. Even if FF is able to obtain binding orders, customers may limit their volume of purchases initially as they assess FF’s vehicles and whether to make a broader transition to electric vehicles. Commercializing the FF 91 Futurist and other vehicles in FF’s development pipeline will be a long process and depends on FF’s ability to fund and scale up its productions, including through securing additional funding for its operations, the consummation of various third-party agreements and expanding FF’s marketing functions, as well as the safety, reliability, efficiency and quality of FF’s vehicles, and the support and service that will be available. It will also depend on factors outside of FF’s control, such as competition, general market conditions and broader trends in vehicle electrification and fleet management, that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for FF’s products and the pace and levels of growth that FF may be able to achieve.

FF has taken remedial measures in response to the Special Committee findings. There can be no assurance that such remedial measures will be successful. In addition, there can be no assurance that such remedial measures will be fully implemented in light of the corporate governance agreements with FF Top and FF Global and the recent assessment by the Board of FF’s management structure, including management roles, responsibilities and reporting lines, and changes to the Board.

In November 2021, the Board established a special committee of independent directors (the “Special Committee”) to investigate allegations of inaccurate Company disclosures. The Special Committee engaged independent legal counsel and a forensic accounting firm to assist in its review. The Special Committee made several findings, including that certain statements made by or on behalf of FF in connection with the PIPE Financing were inaccurate; that deficiencies exist in the Company’s internal control environment; and that certain of the Company’s policies and procedures required enhancement. Based on the results of the Special Committee investigation and subsequent investigative work based on the Special Committee’s findings performed under the direction of the Executive Chairperson and reporting to the Audit Committee, the Board directed management to implement a number of remedial measures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Special Committee Investigation” for more information regarding the findings and remedial actions relating to the Special Committee investigation.

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

On September 23, 2022, FF entered into the Heads of Agreement with FF Global and FF Top, pursuant to which the Company agreed to and implemented significant changes to the Board and Company governance. Certain of such changes have altered some of the remedial measures of the Special Committee and/or preclude FF from fully implementing other remedial measures. For instance, Ms. Swenson, who was appointed to the position of Executive Chairperson that the Board created based on the Special Committee investigation, tendered her resignation from her role as both Executive Chairperson and member of the Board on October 3, 2022, effective immediately, and Mr. Adam (Xin) He was appointed to serve as Interim (non-Executive) Chairman of the Board effective as of the same date. On July 31, 2023, Mr. He tendered his resignation from the Board, effective immediately. The Company expects that the current Board will select a permanent Chairperson of the Board. Following the resignation of Ms. Swenson, all FF management (including Mr. Yueting Jia) reported directly or indirectly to the Global CEO of the Company (previously Dr. Breitfeld and currently Mr. Xuefeng Chen).

On January 13, 2023, FF entered into the Amended Shareholder Agreement with FF Global (only with respect to the amendment of the Heads of Agreement) and FF Top, pursuant to which various terms of the Heads of Agreement were amended.

On February 26, 2023, after the Board’s assessment of the Company’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen. The Company’s remaining departments continue to report to Mr. Xuefeng Chen. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act (a “Section 16 officer”) and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act. In addition, Mr. Jia was, effective as of October 4, 2022, also appointed as Founder Advisor, in which capacity he acts as an advisor to the Board with no change to his current compensation.

Given the governance changes pursuant to the Heads of Agreement such as those described above and further changes to the composition of the Board, there can be no assurance that the remedial actions approved by the Board in connection with the Special Committee investigation will be fully implemented or successful. The Company’s Board and management intend to continue to evaluate the Special Committee remedial actions and take actions in the best interest of the Company and its stakeholders.

FF is involved in an SEC investigation and may be further subject to investigations and legal proceedings related to the matters underlying the Special Committee investigation and other matters, which may result in adverse findings, damages, the imposition of fines or other penalties, increased costs and expenses and the diversion of management’s time and resources.

On December 23, 2021, a putative class action lawsuit alleging violations of the Exchange Act was filed in the United States District Court, Central District of California, against FF, among others, and its former Global CEO, its former CFO, its current Chief Product and User Ecosystem Officer, as well as the CFO of Legacy FF and former CFO of the Company, three independent directors of PSAC, and the Co-CEOs of PSAC. Also, on March 8, March 21, April 11, and April 25, 2022, putative stockholder derivative lawsuits were filed in the United States District Court, Central District of California and United States District Court, District of Delaware against numerous current and former officers and directors of FF alleging violations of the Exchange Act and various common law claims. In addition, on June 14, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, FF, its former Global CEO, its former CFO and its current Chief Product and User Ecosystem Officer alleging breaches of fiduciary duties. Lastly, on September 21, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, FF, the Co-CEOs and independent directors of PSAC, and certain third-party advisors to PSAC, alleging breaches of fiduciary duties, and aiding and abetting the alleged breaches, in connection with disclosures and stockholder voting leading up to the Business Combination. See Note 14, Commitments and Contingencies – Legal Proceedings for further information regarding these lawsuits.

In connection with the Special Committee investigation, FF, certain members of the management team and FF employees received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation beginning in October 2021. FF, which had previously voluntarily contacted the SEC in connection with the Special Committee investigation, is cooperating fully with the SEC’s investigation. The outcome of such an investigation is difficult to predict, and the SEC has expanded the scope of its investigation beyond that of the Special Committee. In addition, the SEC may subject our directors, officers and employees to fines, penalties and other punitive actions. In June 2022, FF received a preliminary request for information from the U.S. Department of Justice (“DOJ”) in connection with the matters that were the subject of the Special Committee investigation. FF has responded to that request and intends to fully cooperate with any future requests from the DOJ. We have incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with the SEC investigation. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss.

On October 20, 2022, FF received a subpoena from the SEC requiring FF to produce certain documents relating to FF’s transactions with Senyun . On March 23, 2023, FF received from the SEC a request to supplement production and an additional subpoena, on May 18, 2023, FF received an additional subpoena from the SEC, and on July 14, 2023, FF received an additional request from the SEC to supplement production related to the May 18, 2023 subpoena and documents related to the consulting or sales agreements with the first three users of the FF 9.1 Futurist Alliance. FF has fully complied with and intends to continue to fully comply with the subpoena.

On March 31, 2023, FF received questions from the SEC regarding FF’s disclosed delivery estimates regarding the start of production of the FF 91 Futurist.

FF has incurred, and may continue to incur, significant legal, accounting and other professional services expenditures in connection with the Special Committee investigation, SEC investigation, the stockholders lawsuits and DOJ inquiry. Any legal proceedings resulting from these investigations and litigation, including further shareholder derivative litigation or governmental inquiries or investigations may further divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. Such legal proceedings could also have a material adverse effect on our business, financial condition, results of operations and cash flows including as a result of such expenses or arising from any consequences of such legal proceedings including damages, monetary fines, sanctions, penalties, adverse publicity and damage to reputation.

FF will depend on revenue generated from a single model of vehicles in the foreseeable future.

FF’s success will initially depend substantially on the future sales and success of the FF 91 series. FF expects the FF 91 series to be its only manufactured vehicle in the market in the near future; it remains uncertain when FF will raise sufficient funding to complete design, development, tooling, production, and deliveries of its second model, FF 81 series. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. It remains uncertain if FF’s business will generate sufficient funds or FF will be able to obtain sufficient funds through other means to introduce new vehicle models on a regular basis. Given that FF’s business will depend on a single or limited number of models in the foreseeable future, to the extent a particular model is not well-received by the market, FF’s business prospects, financial condition and operating results could be materially and adversely affected.

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

The FF 91 model incorporates approximately 1,800 purchased components sourced from approximately 150 suppliers, many of whom are currently FF’s single-source suppliers for the components they supply, and FF expects this to be similar for any other vehicles FF may produce. The supply chain exposes FF to multiple potential sources of delivery failure or component shortages. For example, on June 16, 2023, FF announced that due to a supplier’s timing constraints and the completion of an additional system testing related to the Company’s enhanced safety testing of a single unique product feature of the FF 91 2.0 Futurist Alliance, the timing of its previously announced FF 91 2.0 Futurist Alliance Phase 2 delivery would be delayed to August 2023 from the end of the second quarter 2023.The COVID-19 pandemic has caused disruptions in the supply chain, which may continue due to the complex and compounding problems, including shortages of personnel, and our single source suppliers may also experience damage or interruption in their operations due to unforeseen events or become insolvent or bankrupt, all of which could delay or stop their shipment of components to us. Additionally, in view of FF’s current cash position, it has delayed payment to suppliers, which in some cases has resulted in, and may continue to result in, certain of such suppliers ceasing to do business with FF. FF is in active negotiations with suppliers to minimize these risks and has been successful in retaining the majority of key suppliers. To the extent FF’s suppliers experience any delays or stoppages in providing FF with or developing necessary components or experience quality issues, or if they otherwise decide to cease doing business with FF, FF could experience further delays, some of which may be significant, in delivering on its planned timelines.

Currently, FF has not approved secondary sources for the key single sourced components used in the FF 91 series. Generally, FF does not maintain long-term agreements with these single-source suppliers.

Historically, certain suppliers ceased supplying their components and initiated legal claims against FF when FF failed to make overdue payments. While most of these prior legal claims have been settled through the vendor trust FF established in April 2019 (“Vendor Trust”), there are still a number of remaining and new disputes with suppliers in the U.S. and in China. Some suppliers have requested accelerated payments and other terms and conditions as a result of our past payment history and concerns about the Company’s financial condition, leading to less favorable payment terms than the Company had anticipated, and delaying or putting at risk certain deliveries. More recently, some suppliers have initiated legal claims against FF as FF fails to make overdue payments and more suppliers may continue to do so in the future. Any disruption in the supply of components, whether or not from a single-source supplier, could temporarily disrupt FF’s production until a satisfactory alternative supplier is found, which can be time consuming and costly. There can be no assurance that FF would be able to successfully retain alternative suppliers or supplies in a timely manner or on acceptable terms, if at all. If FF is unable to efficiently manage its suppliers, including its relationship with them, FF’s business, prospects, financial condition and operating results may be materially and adversely affected. Additionally, changes in business and/or political conditions, force majeure events, changes in regulatory framework and other factors beyond FF’s control could also affect the suppliers’ ability to deliver components in a timely manner. Any of the foregoing could materially and adversely affect FF’s business, prospects, financial condition and operating results and could result in a material change in FF’s operations and a material reduction in the market value of FF’s securities.

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

FF plans to continue to build-out its leased manufacturing facility in Hanford, California to support the production of the FF 91 series. Additionally, this construction may experience unexpected delays or other difficulties which could further increase costs and/or adversely affect FF’s scheduled timeline to manufacture and deliver vehicles. Further, manufacturing and assembling components in-house in the Hanford facility does not guarantee that the production of its vehicles will be on schedule. Various risks and uncertainties inherent in all new manufacturing processes could result in delays in the production of FF’s vehicles, including for example those with respect to:

●	pace of bringing production equipment and processes online with the capability to manufacture high-quality units at scale;

●	compliance with complex and evolving environmental, workplace safety and similar regulations;

●	channels to secure necessary equipment, tools and components from suppliers on acceptable terms and in a timely manner;

●	the ability to attract, recruit, hire and train skilled employees;

●	quality controls;

●	a health emergency such as the outbreak of the COVID-19 pandemic, difficult economic conditions and international political tensions, and the conflict in Ukraine; and

●	other delays and cost overruns.

Production and manufacturing of some of FF’s vehicles will be outsourced to a third-party contract manufacturer in South Korea and potentially through a joint venture in China. If such contract manufacturer or joint venture fails to produce and deliver vehicles in a timely manner for any reason, FF’s business, prospects, financial condition and results of operation could be materially harmed.

FF is outsourcing the manufacturing of some of its vehicles to a third-party contract manufacturer in South Korea and may also set up a joint venture in China for vehicle manufacturing, which FF may heavily rely upon. Collaboration with third parties for the manufacturing of vehicles is subject to risks that may be outside FF’s control. FF has yet to enter into any legally binding definitive agreements regarding such third-party contract manufacturers (other than with a third-party contract manufacturer in South Korea) or joint venture, and the parties could revise or terminate the preliminary memorandum of understanding. The parties may also not reach agreement on legally binding definitive documents regarding such joint venture, could abandon the related preliminary memorandum of understanding and cooperation agreement and pursue other commercial arrangements (such as contract manufacturing or sale) or could terminate the preliminary memorandum of understanding and cooperation agreement at any time before the definitive agreements are signed. Even though the definitive agreement has been signed with the third-party contract manufacturer in South Korea, there remains uncertainty if the manufacturing facility will be built-out as planned or if the parties will cooperate with each other as agreed.

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

Rising political tensions could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Additionally, increasing tariffs could impact raw material prices, the cost of component parts and transportation. Any of the foregoing could have an adverse effect on FF’s business, prospects, financial condition and results of operations. The Biden administration may also enact policy changes that could have an impact on FF’s business, such as the recent Executive Order on Addressing United States Investments in Certain National Security Technologies and Products in Countries of Concern.

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

The automotive market in the United States, China, and the European Union (E.U.), which are FF’s target markets, is and will remain highly competitive. A significant and growing number of established and new automobile manufacturers, as well as other companies, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles, as well as the market for autonomous driving technology and applications. In some cases, such competitors have announced an intention to produce electric vehicles exclusively at some point in the future. FF directly competes with other pure-play electric vehicle companies targeting the high-end market segment, and to a lesser extent with new energy vehicles (“NEVs”) and internal combustion engine (“ICE”) vehicles in the mid- to high-end market segment offered by traditional OEMs. In light of the increased demand and regulatory push for and technology changes in connection with the alternative fuel vehicles, FF expects competition in the industry to intensify with more new players in the future, including companies with new technology.

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

FF expects the partner stores and showrooms (such partners are “FF Par” and such stores or showrooms are “FF Par Stores and showrooms”) will be compensated from the sales and services that are conducted online and from the capital upside of the FF equity that the retail partners may receive as an incentive for making their initial investment in stores of showrooms. However, FF cannot assure that its partner business model will be as attractive as that of traditional OEMs and thus that FF will be able to scale up its network to an adequate size. In addition, FF is not in a position to guarantee that it will be able to generate sufficient traffic to FF’s online web platform or to attract enough users to place orders. Moreover, FF will be competing with automakers with well-established distribution channels, which places significant risk to the successful implementation of FF’s business plan.

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

Sales of premium consumer products, such as the FF 91 Futurist and other electric vehicles, depend in part on discretionary consumer spending and therefore may decline based on adverse changes in general economic conditions. The global economy and financial markets experience significant disruptions from time to time, constantly facing new challenges, including the recent uncertainties over the impact of Brexit, ongoing trade disputes and tariffs, and the impact of the COVID-19 pandemic and the related economic policies taken by various governments around the world. It is unclear whether these challenges will be successfully addressed and what effects they may have. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies. Any prolonged slowdown in economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors.

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

FF faces risks related to natural disasters, climate change, health epidemics and pandemics, terrorist attacks, civil unrest and other circumstances outside its control, which could significantly disrupt FF’s operations.

The occurrence of unforeseen or catastrophic events, including the emergence of an epidemic, pandemic (such as the COVID-19 pandemic) or other widespread health emergency, civil unrest, war (such as the conflict in Ukraine), terrorist attacks, climate change or natural disasters could create economic and financial disruptions. These types of events could lead to operational difficulties, impair FF’s ability to manage its business and expose FF’s business activities to significant losses. FF’s management and operational teams are based in the United States and China. FF has a manufacturing facility in Hanford, California, and has executed an agreement with a contract manufacturer in South Korea. FF is also exploring other potential contract manufacturing options in addition to the contract manufacturer in South Korea. Additionally, FF may establish manufacturing through a joint venture in China and/or other regions for certain future vehicle models. An unforeseen or catastrophic event in any of these regions could adversely impact FF’s operations.

The impact of COVID-19, including changes in consumer and business behavior, pandemic fears, market downturns, and restrictions on business and individual activities created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, an increase in the cost of raw materials, and has led to a global decrease in vehicle sales in markets around the world.

If FF is unable to attract and/or retain key employees and hire qualified Board members, officers and other individuals, its ability to compete could be harmed.

FF’s future success depends, in part, upon its ability to retain key members of its senior management team and the Board, and to attract and retain other highly qualified individuals for the Board and senior management positions. In the past several months, FF has experienced significant changes in the membership of the Board and senior management team, including most recently the resignation of Adam He from his position as interim Chairman of the Board, member and Chair of the Audit Committee and from all other committees of the Board on which he served, the transition in the Interim Chief Financial Officer position and, prior to that, the Global CEO position, and the appointment of a new interim Chief Financial Officer and a new member of the Board and Audit Committee Chair. This significant recent turnover has disrupted, and potential future turnover could further disrupt, FF’s operations, strategic focus or ability to drive stockholder value.

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

The global regulatory framework governing the collection, processing, storage, use and sharing of personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. In the United States, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”) which went into effect in January 2020 and became enforceable by the California Attorney General in July 2020, and which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights of access and deletion for personal information, as well as the right to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, a California ballot initiative, the California Privacy Rights Act (“CPRA”) was passed in November 2020 and its amendments to the CCPA went into effect January 1, 2023. The CPRA amendments impose additional obligations on in-scope companies and significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA amendments also created a new state agency vested with authority to implement and enforce the CCPA, and which is presently engaged in rulemaking processes that can introduce additional burdens or obligations on FF’s compliance programs and data practices. Moreover, additional states such as Virginia, Colorado, Connecticut and Utah have passed similar legislation that went or will go into effect in 2023, and further states may follow. Additionally, the Federal Trade Commission has issued an Advanced Notice of Proposed Rulemaking in August of 2022 indicating its interest in developing broad regulations around information security and commercial surveillance practices that may further impact our business. The effects of these new privacy laws and regulations are potentially significant and may require FF to modify its data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

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

Motor vehicles are subject to substantial regulation under international, federal, state and local laws. Vehicles produced by FF will be required to comply with the applicable safety, product and other standards and regulations in FF’s targeted markets. For example, FF’s vehicles in the United States will be subject to numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable Federal Motor Vehicle Safety Standards (“FMVSS”). FF’s vehicles must also obtain emissions certification from either the U.S. Environmental Protection Agency (“EPA”) or California’s Air Resources Board (“CARB”). Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. In addition, FF’s vehicles sold in China must pass various tests and undergo a certification process and be affixed with the China Compulsory Certification (“CCC”), before delivery from the factory and sale, and such certification is also subject to periodic renewal. FF may fail to obtain or renew the required certification or regulatory approval for its vehicles, which may prevent FF from delivering, selling and/or importing/exporting its vehicles, and therefore materially and adversely affect its business, results of operations, financial condition and prospects.

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

FF’s business is dependent on the continued supply of battery cells for the battery packs used in its vehicles and other electronic components. While FF believes several sources of the battery cells are available for such battery packs, it has to date fully qualified only one supplier for the battery cells used in such battery packs and has very limited flexibility in changing battery cell suppliers. Any disruption in the supply of battery cells or electronic components from such suppliers could disrupt production of FF’s vehicles until such time as a different supplier is fully qualified. There can be no assurance that FF would be able to successfully retain alternative suppliers on a timely basis, on acceptable terms or at all.

Furthermore, tariffs or shortages in petroleum and other economic conditions may result in significant increases in freight charges and material costs. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to FF thereby negatively impacting its business, prospects, financial condition and results of operations. Substantial increases in the prices for FF’s raw materials or components would increase its operating costs, and could reduce margins if FF cannot recoup the increased costs through increased vehicle prices. Any attempts to increase product prices in response to increased material costs could result in a decrease in sales and therefore materially and adversely affect FF’s brand, business, prospects, financial condition and operating results.
FF may be subject to risks associated with autonomous driving technology.

The FF 91 series is designed with autonomous driving functionalities and FF plans to continue its research and development efforts in autonomous driving technology. However, such functionality is relatively new and poses risks, such as from defective software performance or unauthorized access or security attacks by other persons. The safety of such technologies also depends in part on user interaction, and users may not be accustomed to using such technologies. Such failures could lead to accidents, injury and death. For example, there have already been fatal accidents caused by autonomous driving vehicles developed by other leading market players. Any accidents involving self-driving vehicles — even if involving those of FF’s competitors — may result in lawsuits, liability and negative publicity and increase calls for more restrictive laws and regulations governing self-driving vehicles or to keep in place laws and regulations in locations that do not permit drivers to employ the self-driving functionality. Any of the foregoing could materially and adversely affect FF’s business, results of operations, financial condition, reputation and prospects.

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

FF’s vehicles will make use of lithium-ion battery cells, which have been reported that on rare occasions, can rapidly release the energy they store by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the FF battery pack has been designed with the management system and thermal event alarming system which should actively and continuously monitor each cell voltage and also the battery pack temperature and pressure condition to prevent such incidents, a field or testing failure of our vehicles or battery packs could occur, which could subject FF to product liability claims, product recalls, or redesign efforts, and lead to negative publicity. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity for FF and FF’s products.

In addition, FF will need to store a significant number of lithium-ion cells at its facilities. Any mishandling of battery packs may cause disruption to business operations and cause damage and injuries.
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

Because of his position as the founder of the Company and his continuing role with the Company as Chief Product and User Ecosystem Officer, as Founder Advisor to the Board (effective as of October 4, 2022), and, as of February 26, 2023, a Section 16 officer and an “executive officer” of the Company under Rule 3b-7 of the Exchange Act, Mr. Jia is closely associated with the image and brand of FF. As a result, his activities, media coverage about his activities and those of his affiliates and public and market perception of him and his role within FF all contribute to public and market perception of FF, which in turn impacts, among other things, FF’s ability to conduct business, FF’s relationships with its management and employees, FF’s ability to raise financing and FF’s relationships with government and regulatory officials.

In the past, Mr. Jia’s activities have resulted in him being subject to discipline by FF. He has also been the subject of regulatory and legal scrutiny for his conduct at FF and in connection with his other business ventures. The following events and activities, among others, and any future similar events and activities could generate negative perceptions about Mr. Jia and, by extension, FF:

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

Although FF is subject to risks from its ongoing association with Mr. Jia, if Mr. Jia ceased to be associated with FF, this also could adversely impact FF’s business, operations, brand, management and employee relations, and customer relationships, as well as FF’s ability to develop business in China. Customers, employees and investors could conclude that because of Mr. Jia’s long relationship with and involvement in FF’s business, and the substantial contributions he has made to FF’s strategy, products and competitive positioning, a loss of Mr. Jia’s involvement could significantly harm FF’s business and prospects.

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

Mr. Yueting Jia founded the Company in 2014, and was its Chief Executive Officer from 2017 until 2019. He chose and led the team creating the FF 91 series, and as our current Chief Product & User Ecosystem Officer, Mr. Jia continues to be an integral part of the innovation and development of our products. In addition, under the Heads of Agreement, the Company agreed to reinstitute the FF Transformation Committee, a management committee without decision-making authority (of which Mr. Jia is a member and Mr. Jerry Wang is initially an observer as a representative of FF Global) that discusses business matters being undertaken by the Company. Effective as of October 4, 2022, Mr. Jia was also appointed as Founder Advisor, in which capacity he acts as an advisor to the Board (with no change to his current compensation). On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board approved Mr. Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s remaining departments continue to report to Mr. Xuefeng Chen. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is a Section 16 officer and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act. As a result, Mr. Jia’s responsibilities at the Company have been expanded and his ability to further influence the Company, its management, business and operations has been increased.

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

FF Global, in turn, has control over the Company’s management, business and operations by several means, including:
•Beneficial ownership of 7.2% of the voting power of the Company’s fully diluted Common Stock. This ownership position makes FF Global the largest holder of our Common Stock, and gives FF Global substantial influence over the composition of our Board (in addition to FF Global’s director nomination rights under the Shareholder Agreement described below), which it is able to use in order to influence, or attempt to influence, Board decision-making.

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

•Control of the Partnership Program described in this 10-K/A under “Business – Partnership Program.” Acting through FF Global, in July 2019 certain current and former directors and executives of the Company established an arrangement which they refer to as the “Partnership Program.” The Partnership Program provides financial benefits to certain Company directors, management and employees. The Partnership Program is administered by FF Global and is not under the Company’s supervision, and as a consequence the Company cannot be sure that it has all information about the Partnership Program that would be necessary to evaluate or mitigate its impact on FF’s ability to set and ensure the execution of FF’s business objectives and strategies.

•Exercise of rights to appoint and remove directors. As previously disclosed, beginning in June 2022, the Company was party to a dispute with FF Global over various terms of the Shareholder Agreement (as then in effect), including relating to FF Global’s right to remove its designees from the Board. On September 23, 2022, FF entered into the Heads of Agreement, which provided for a governance settlement with FF Top that gave FF Global significant influence over the nomination and election of directors to the Board. On January 13, 2023, FF entered into the Amended Shareholder Agreement, which in part amended the Heads of Agreement

Under the Heads of Agreement, as amended by the Amended Shareholder Agreement, FF Global (through its subsidiary FF Top) had the right to select four directors (at least two of whom must be independent directors) out of a total of seven directors to be included on the Board’s slate for the 2023 Annual Meeting. The four directors selected by FF Global are Mr. Chad Chen, Ms. Li Han, Mr. Chui Tin Mok and Mr. Jie Sheng. On April 14, 2023, FF stockholders elected each of Mr. Adam (Xin) He, Mr. Xuefeng Chen, Mr. Chui Tin Mok, Mr. Chad Chen, Ms. Li Han, Mr. Jie Sheng and Ms. Ke Sun to the Board to serve and hold office until the 2024 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until their earlier death, resignation or removal.

Pursuant to the Amended Shareholder Agreement, FF Top currently has the right to nominate for election to the Board four designees until the first date on which FF Top has ceased to beneficially own at least 21,333,530 shares of Common Stock for at least 365 consecutive days, with such amount subject to adjustment in connection with any stock split, reverse stock split or other similar corporate action after the date of the Amended Shareholder Agreement. Following the termination of FF Top’s right to nominate four designees, FF Top will continue to have the right to nominate a number of designees not less than the number equal to the total number of directors on the Board, multiplied by the aggregate voting power of the shares of Common Stock and other securities of the Company generally entitled to vote in the election of directors of the Company beneficially owned by FF Top and its affiliates, divided by the total voting power of the then-outstanding shares of Common Stock issued as of the record date for any meeting of stockholders of the Company at which directors are to be elected, rounding up to the next whole director. The Amended Shareholder Agreement also requires the Company to take all Necessary Action (as defined in the Amended Shareholder Agreement) to cause to be appointed to any committee of the Board a number of FF Top Designees that corresponds to the proportion that the number of directors FF Top has the right to designate to the Board bears to the total number of directors on the Board, to the extent such designees of FF Top are permitted to serve on such committees under the applicable rules and regulations of the SEC and applicable listing rules. The designees of FF Top are required to include two independent directors for so long as FF Top is entitled to nominate four designees, and the Company is at all times required to cause the Board to include a sufficient number of independent directors who are not designees of FF Top to comply with applicable listing standards, unless and until the Company becomes a “controlled company” under relevant listing exchange rules. FF Top has the /right to fill any vacancies created on the Board at any time by the death, disability, retirement, removal, failure of being elected or resignation of any designee of FF Top. Further, FF Top has the right at any time, and from time to time, to remove any designee of FF Top, and FF Top has the exclusive right to nominate a replacement nominee to fill any vacancy so created by such removal or resignation of such designee of FF Top. The Company will use its reasonable best efforts to take or cause to be taken, to the fullest extent permitted by law, all Necessary Action to fill such vacancies or effect such removals in accordance with the Amended Shareholder Agreement. The appointment or nomination for election of designees of FF Top (other than FF Top’s designees for the 2023 Annual Meeting, the appointment of whom was governed by the Heads of Agreement, as amended by the Amended Shareholder Agreement) will be subject to the reasonable verification and/or approval by the Nominating and Corporate Governance Committee of the Board based on the criteria set forth in the Amended Shareholder Agreement. If any designee of FF Top fails to be elected at any meeting of the Company’s stockholders, then, upon FF Top’s request in writing, the Company will promptly expand the size of the Board by a number of seats equal to the number of non-elected designees of FF Top, and FF Top will have the exclusive right to fill the vacancy or vacancies on the Board created by such expansion (provided the individual or individuals who will fill such vacancy or vacancies will not be the same designees of FF Top who failed to get elected, without prejudice to FF Top’s right to re-designate the non-elected designees as designees of FF Top in any other circumstance), and such new designees of FF Top will be appointed to the Board by the Board promptly following their having been approved or deemed approved in accordance with the relevant criteria and procedures set forth in the Amended Shareholder Agreement. Immediately prior to (and effective as of) the first meeting of stockholders following such expansion of the Board, the Board will cause the size of the Board to be decreased back to seven. This Board expansion right will cease to have any further force or effect at such time as the voting power of each share of the Company’s Class B Common Stock, by operation of the Amended and Restated Charter, will be 20 votes per share.

On October 22, 2022, the Company and FF Top entered into the FF Top Amendment to the FF Top Voting Agreement. Pursuant to the FF Top Amendment, FF Top (among other things) Mr. Chad Chen was appointed to the Board as the fourth FF Top designee on October 27, 2022.

On December 18, 2022, Mr. Jie Sheng was appointed to the Board and on December 27, 2022, Ms. Ke Sun was appointed to the Board, both of whom are designees of FF Top pursuant to the Amended Shareholder Agreement.

Further to the above, based on information provided by Mr. Xuefeng Chen, the Company’s Global CEO and FF Global, pursuant to an offer letter between them dated January 20, 2021, Mr. Xuefeng Chen will become an FF Global partner upon his subscription and payment for a certain number of FF Global units. See “Business – Partnership Program – Scope of Partnership Program” for more information. Additionally, FF Top has recently requested additional expense reimbursements from the Company in connection with its efforts and expenses incurred related to resolving corporate governance issues since 2022. FF Top may in the future continue to request additional reasonable expense reimbursements and indemnification from the Company.

As a result of the foregoing, FF Global has significant influence over the composition of the Board and, as a result, Mr. Jia and FF Global have strengthened their already significant influence over the Company.

Given that Mr. Jia was disciplined by the Company in connection with the Special Committee investigation, and in light of the regulatory sanctions he has faced in China (as described above under “– Yueting Jia, FF’s founder and Chief Product and User Ecosystem Officer, is closely associated with the Company’s image and brand, and his public image may color public and market perceptions of FF. Negative information about Mr. Jia may adversely impact FF. Disassociating from Mr. Jia could also adversely impact FF”), the fact that the Board has determined that Mr. Jia is a Section 16 officer and as an “executive officer” of the Company under Rule 3b-7 of the Exchange Act, which both could imply that Mr. Jia has policy-making authority in the Company, could adversely affect the outcome of the pending SEC and DOJ investigations of the Company in connection with the matters that were the subject of the Special Committee investigation. Moreover, as a result of Mr. Jia’s regulatory sanctions in China, the Board’s determination that Mr. Jia is both a Section 16 officer and an executive officer of the Company could result in the delisting of the Company’s securities by Nasdaq, which would adversely impact our ongoing financing efforts, business and financial position and materially impair the market for and market price of our Class A Common Stock and warrants. If our securities are delisted by Nasdaq, we are unlikely to be able to raise sufficient additional funds in the near term, and as a result may be required to further delay our production and delivery plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations. In determining that Mr. Jia is a Section 16 officer and as an “executive officer” of the Company under Rule 3b-7 of the Exchange Act, the Board considered the value of Mr. Jia to the Company’s product and technology innovation, I.A.I., advanced technology, product and technology power and future development and his significant contributions to the Company’s financings.

Mr. Jia maintains that the litigation previously initiated by FF Global for purposes of changing the Board and management of FF, which has since been dismissed without prejudice pursuant to the Heads of Agreement, was a collective decision made by FF Global and was not Mr. Jia’s decision. See Note 10, Commitments and Contingencies – Legal Proceedings. Our interests may not coincide with the interests of Mr. Jia or FF Global in all circumstances. For example, our Board may prioritize business or financial objectives or strategies that Mr. Jia or FF Global disagree with or that Mr. Jia or FF

Global consider not to be in their interest. In such a case, Mr. Jia or FF Global could use their significant influence over FF’s stockholders and potential investors, FF’s management, business and operations to advance the interests of Mr. Jia or FF Global notwithstanding any adverse impact on the Company’s interests.

Disputes with our stockholders are costly and distracting.

We have in the past been, and may in the future be, party to various disputes with our stockholders. For example, beginning in June 2022 FF and FF Global were party to a dispute over various terms of the Shareholder Agreement (as then in effect), including relating to FF Global’s right to remove its designees from the Board. As part of this dispute, on June 22, 2022, Matthias Aydt, a former member of the Board and a current executive officer of FF and then a member of the board of managers of FF Global, after a discussion with a member of FF Global, relayed to Mr. Brian Krolicki, a former member of the Board, that FF Global would pay Mr. Krolicki up to $700,000, offset by the amount of any severance payments made by the Company, if Mr. Krolicki resigned from the Board. This offer was rejected by Mr. Krolicki.

While FF entered into governance settlements with FF Top on September 23, 2022 and on January 13, 2023, which included general mutual releases of claims, there can be no assurance that disputes with FF Global or FF’s other stockholders will not arise in the future. For instance, shortly following the execution of the Heads of Agreement, FF Global began making additional demands of the Company which were beyond the scope of the terms contemplated by the Heads of Agreement and pertained to, among other things, the Company’s management reporting lines and certain governance matters. On September 30, 2022, FF Global alleged that the Company was in material breach of the spirit of the Heads of Agreement. The Company believes it has complied with the applicable terms of the Heads of Agreement, and disputes any characterization to the contrary. Such dispute could result in litigation, may consume substantial amounts of Board and management time, make it difficult for the Board to operate in a constructive and collegial manner and are likely to be costly to FF. In addition, the diversion of management and Board attention caused by such disputes may risk the successful completion of the Company’s ongoing financing efforts. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our production and delivery plans for the FF 91 Futurist, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.

The composition of FF’s Board has changed, and may further change.

Pursuant to the Heads of Agreement, subject to the satisfaction of certain contingencies and subject to certain other conditions, it was expected that Mr. Krolicki would resign as director of the Company. Ms. Swenson, our former Executive Chairperson, was also expected to resign at such time, however on October 3, 2022, Ms. Swenson and Mr. Scott Vogel resigned from the Board effective immediately. Mr. Jordan Vogel, the Company’s former Lead Independent Director also resigned on October 3, 2022, effective on October 5, 2022 upon his receipt of a supplemental release pursuant to a mutual release. Effective as of October 3, 2022, Mr. He was appointed Interim Chairman of the Board.

On October 14, 2022, FF Top delivered to the Company a “Notice of Nomination of Replacement FF Top Designees” stating, among other things, that FF Top was nominating a director to fill the vacancy on the Board left by Ms. Swenson’s resignation. FF Top asserted the right to nominate a director to fill the vacancy created by Ms. Swenson’s resignation because her resignation was not effected in accordance with the Heads of Agreement, and thus, the provision that Ms. Swenson’s seat would remain empty until the 2023 Annual Meeting did not apply. FF Top maintained that it believed that Ms. Swenson’s vacancy should be filled with a nominee of FF Top, notwithstanding the current level of FF Top’s beneficial ownership of FF shares, in light of substantial dilution in its ownership of FF shares based on the then recent financing transactions entered into by FF. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for more information.
On October 27, 2022, Mr. Chad Chen was appointed to the Board. On October 28, 2022, Mr. Krolicki tendered his resignation from the Board effective immediately. On December 15, 2022, Mr. Lee Liu tendered his resignation from the Board, effective on December 18, 2022. On December 18, 2022, Mr. Jie Sheng was appointed to the Board, effective immediately, following the resignation of Mr. Liu. On December 25, 2022, Mr. Edwin Goh tendered his resignation from the Board, effective on December 26, 2022. On December 26, 2022, Ms. Ke Sun was appointed to the Board, effective immediately, following the resignation of Mr. Goh. Mr. Sheng and Ms. Sun are designees of FF Top pursuant to the Amended Shareholder Agreement. On December 26, 2022, Dr. Carsten Breitfeld tendered his resignation from the Board, effective immediately. On December 27, 2022, Mr. Xuefeng Chen was appointed to the Board, effective immediately, following the resignation of Dr. Breitfeld. On January 20, 2023, Mr. Qing Ye tendered his resignation from the Board, effective immediately. Mr. Ye remains a consultant of the Company as an independent contractor until November 18, 2023, at which time both parties will mutually reassess the relationship. On January 25, 2023, Mr. Chui Tin Mok was appointed to the Board, effective immediately, following the resignation of Mr. Ye. On March 9, 2023, Mr. Matthias Aydt tendered his resignation from the

Board, effective upon the nomination and approval by the Board of a replacement director. On March 13, 2023, upon the recommendation of the Nominating and Corporate Governance Committee, the Board appointed Ms. Li Han to fill the vacancy on the Board due to Mr. Aydt’s resignation. On July 31, 2023, Mr. Adam He tendered his resignation from the Board, effective immediately. On August 4, 2023, Mr. Lev Peker was appointed to the Board to fill the vacancy created by Mr. He’s resignation. As reflected above, there has been substantial turnover in the composition of the Board, resulting in reconstitution of the membership of our Board committees. As a result of the substantial turnover in the composition of the Board and its committees, there can be no assurance that the Board or its committees will function effectively or that there will not be any adverse effects on the Company or its business due to such developments.

FF is subject to legal proceedings and claims arising in and outside the ordinary course of business.

In addition to the shareholder class action and derivative matters discussed above, FF has been and continues to be involved in legal proceedings and claims arising both in and outside the ordinary course of FF’s business. See the section titled “Legal Proceedings” in Note 14, Commitments and Contingencies included in the notes to our audited consolidated financial statements contained within this Annual Report on Form 10-K/A for more information. We could also be subject to claims and litigation by investors based on the decline of the price of our Common Stock. The outcome of any litigation is inherently uncertain. FF evaluates these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, FF may establish reserves, as appropriate. Further, in the course of its operations, FF has been involved in litigation with contractors and suppliers over its past due payments. The PRC Subsidiaries are involved in multiple proceedings or disputes in which the PRC Subsidiaries are defendants and one dispute in which a PRC entity is a plaintiff and has received a prevailing judgment. Substantially all of the claims arose out of those subsidiaries’ ordinary course of business, involving lease contracts, third-party suppliers or vendors, or labor disputes. The amounts claimed by the parties in the disputes involving The PRC Subsidiaries, and accrued penalties thereof, are approximately $11.7 million. If one or more of those legal matters were resolved against FF in a reporting period for amounts above management’s expectations, FF’s business prospects, financial condition and operating results could be materially adversely affected.

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

Furthermore, while FF maintains insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as retentions and caps on amounts recoverable. Even if FF believes a claim is covered by insurance, insurers may dispute its entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of FF’s recovery.

Risks Related to FF’s Operations in China

FF operates in China, and plans to have significant operations in the future in China (including Hong Kong) through its subsidiaries organized in the PRC (including Hong Kong) (collectively, the “PRC Subsidiaries”), and faces various legal and operational risks associated with doing business in China, which could result in a material change in the operations of the PRC Subsidiaries, cause the value of FF’s securities to significantly decline or become worthless, and significantly limit or completely hinder FF’s ability to accept foreign investments, and FF’s ability to offer or continue to offer our shares of Class A Common Stock and warrants to investors. FF also faces similar risks related to its expansion plans in Hong Kong, which is subject to political and economic influence from China. These risks include:

Changes in the political and economic policies of the PRC government may materially and adversely affect FF’s business, financial condition and results of operations and may result in FF’s inability to sustain its growth and expansion strategies.

As part of FF’s dual-market strategy, substantial aspects of its business and operations may be based in China in the future, which will increase FF’s sensitivity to the economic, operational and legal risks specific to China. For example, China’s economy differs from the economies of most developed countries in many aspects, including, but not limited to, the degree of government involvement, control of capital investment, reinvestment control of foreign exchange, control of intellectual property, allocation of resources, growth rate and development level. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, including the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, which are generally viewed as a positive development for foreign business investment, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over the PRC economic growth through allocating resources, controlling payments of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

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

It is unclear whether and how FF’s current or future business, prospects, financial condition or results of operations may be affected by changes in China’s economic, political and social conditions and in its laws, regulations and policies. In addition, many of the economic reforms carried out by the Chinese government are unprecedented or experimental and are expected to be refined and improved over time. The ultimate effect of such refining and improving process may on FF’s operations and business development is uncertain.

Uncertainties with respect to the Chinese legal system, regulations and enforcement policies could have a material adverse effect on FF.

FF’s operations in China are governed by PRC laws and regulations. As the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules and enforcement of these laws, regulations and rules may involve uncertainties. In addition, the PRC government authorities may continue to promulgate new laws and regulations related to, among other things, foreign investment and manufacturing in China. We cannot assure you that our business operations would not be deemed to violate any existing or future PRC laws or regulations, which in turn could have a material adverse effect on our business and our ability to operate our business in China.

From time to time, the PRC Subsidiaries may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business, impede the PRC Subsidiaries’ operations and reduce the value of your investment in FF.

Recently, the General Office of the State Council and another PRC authority jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law” (the “Opinions”), which was promulgated on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, the need to strengthen the supervision over overseas listings by PRC-based companies and the need to revise the special provisions of the State Council on overseas issuance and listing of shares by those companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of PRC-based companies, and cybersecurity, data security, privacy protection requirements and similar matters. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic companies (the “Overseas Listing Trial Measures”) and relevant five guidelines, which became effective on March 31, 2023. The Overseas Listing Trial Measures will comprehensively reform the existing regulatory regime for overseas securities offering and listing of PRC domestic companies by adopting a filing-based regulatory regime. See “Risk Factors—Risks Related to FF’s Operations in China —The approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities may be required in connection with certain of our financing activities, and, if required, we cannot predict if we will be able to obtain such approval or complete such filing or other administrative procedures” for more details.

Furthermore, the PRC government may strengthen oversight and control over offerings conducted overseas and/or foreign investment in issuers with substantial operations in China. Such actions taken by the PRC government may intervene or influence the PRC Subsidiaries’ operations at any time, which are beyond our control. Therefore, any such action may adversely affect our operations and significantly limit or hinder our ability to raise additional capital and reduce the value of our securities.

Uncertainties regarding the enforcement of laws and the fact that rules and regulations in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence the PRC Subsidiaries’ operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers with substantial operations in China could result in a material change in our operations or financial performance and/or could result in a material reduction in the value of our Class A Common Stock and warrants or hinder our ability to raise necessary capital.

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

FF’s operations in China are subject to the laws and regulations of China, which continue to evolve. For example, on January 9, 2021, China’s Ministry of Commerce (“MOFCOM”) issued the Rules on Blocking Improper Extraterritorial Application of Foreign Legislation and Other Measures (the “Blocking Rules”), which established a blocking regime in China to counter the impact of foreign sanctions on Chinese persons. The Blocking Rules have become effective upon issuance, but have only established a framework of implementation, and the rules’ effects will remain unclear until the Chinese government provides clarity on the specific types of extraterritorial measures to which the rules will apply. At this time, we do not know the extent to which the Blocking Rules will impact the operations of the PRC Subsidiaries. There is no assurance that the PRC Subsidiaries will be able to comply fully with applicable laws and regulations should there be any amendment to the existing regulatory regime or implementation of any new laws and regulations. In addition, the interpretations of many laws and regulations are not always uniform and enforcement of these laws and regulations involve uncertainties.

The continuance of the PRC Subsidiaries’ operations depends upon compliance with, among other things, applicable Chinese environmental, health, safety, labor, social security, pension and other laws and regulations. Failure to comply with such laws and regulations could result in fines, penalties or lawsuits.

Furthermore, our business and operations in China entail the procurement of licenses and permits from the relevant authorities. Rapidly evolving laws and regulations and uncertainties regarding interpretations and enforcements thereof could impede the PRC Subsidiaries’ ability to obtain or maintain the required permits, licenses and certificates required to conduct our businesses in China. Difficulties or failure in obtaining the required permits, licenses and certificates could result in the PRC Subsidiaries’ inability to continue our business in China in a manner consistent with past practice. In such an event, our business, results of operations and financial condition may be adversely affected.

FF is a holding company and, in the future, may rely on dividends and other distributions on equity paid by the PRC Subsidiaries to fund any cash and financing requirements that FF may have, and the restrictions on PRC Subsidiaries’ ability to pay dividends or make other payments to FF could restrict FF’s ability to satisfy its liquidity requirements and have a material adverse effect on FF’s ability to conduct its business.

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

Under the EIT Law, FF may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to FF and its non-PRC enterprise stockholders and have a material adverse effect on our results of operations and the value of your investment.

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

We do not believe that FF, as a holding company incorporated in Delaware, meets all of the conditions above, and thus we do not believe that FF is a PRC resident enterprise. However, if the PRC tax authorities determine that FF is a PRC resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, FF will be subject to the uniform 25% enterprise income tax on our world-wide income, which could materially reduce our net income. In addition, FF will also be subject to PRC enterprise income tax reporting obligations. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”

Finally, since there remains uncertainties regarding the interpretation and implementation of the EIT Law and its implementation rules, it is uncertain whether, if FF is regarded as a PRC resident enterprise, any dividends payable by us to our investors and gains on the sale of our Common Stock would become subject to PRC withholding tax, at a rate of 10% in the case of non-PRC enterprises (subject to the provisions of any applicable tax treaty). It is unclear whether our non-PRC enterprise stockholders would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that FF is treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in the Common Stock.

FF and its stockholders face uncertainty with respect to indirect transfers of equity interests in China resident enterprises through transfer of non-Chinese-holding companies. Enhanced scrutiny by the Chinese tax authorities may have a negative impact on potential acquisitions and dispositions we may pursue in the future.

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

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions under Bulletin 7 and SAT Circular 37. For transfer of shares in our company by investors that are non-PRC resident enterprises, the PRC Subsidiaries may be requested to assist in the filing under Bulletin 7 and SAT Circular 37. As a result, we may be required to expend valuable resources to comply with Bulletin 7 and SAT Circular 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these publications, or to establish that our company should not be taxed under these publications, which may have a material adverse effect on our financial condition and results of operations.

PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from making loans or additional capital contributions to the PRC Subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

As an offshore holding company with PRC Subsidiaries, FF may finance the operations of the PRC Subsidiaries by means of loans or capital contributions. As permitted under PRC laws and regulations, we may make loans to the PRC Subsidiaries subject to the approval from governmental authorities and limitation of amount, or we may make additional capital contributions to the PRC Subsidiaries. Furthermore, loans by us to the PRC Subsidiaries to finance its activities cannot exceed the statutory limits, which is either the difference between the registered capital and the total investment amount of such enterprise or a multiple of its net assets in the previous year. In addition, a foreign-invested enterprise (“FIE”), will use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of an FIE will not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, the PRC Subsidiaries by offshore holding companies, and the fact that the PRC government may at its discretion restrict access to foreign currencies for current account and capital account transactions in the future, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to the PRC Subsidiaries or with respect to future capital contributions by us to the PRC Subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund the PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

The PRC government can take regulatory actions and make statements to regulate business operations in China with little advance notice, so our assertions and beliefs of the risks imposed by the Chinese legal and regulatory system cannot be certain.

The Chinese government has taken and continues to take regulatory actions and make statements to regulate business operations in China, sometimes with little advance notice. Our ability to operate and to expand our operations in China in the future may be harmed by changes in its laws and regulations, including those relating to foreign investment, cybersecurity and date protection, foreign currency exchange, taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future could have a significant effect on economic conditions in China, or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

As such, the PRC Subsidiaries could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The PRC Subsidiaries may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The PRC Subsidiaries’ operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to their business or industry. Given that the Chinese government may intervene or influence the PRC Subsidiaries’ operations at any time, it could result in a material change in the PRC Subsidiaries’ operations and a material reduction in the value of our Class A Common Stock and warrants. Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas, any such action could significantly limit or completely hinder FF’s ability to offer or continue to offer our shares of Class A Common Stock and warrants to investors and cause the value of such securities to significantly decline or be worthless.

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

The PRC governmental authorities recently have strengthened oversight over offerings that are conducted overseas and/or foreign investment in overseas-listed China-based issuers. Such actions taken by the PRC governmental authorities may intervene with our operations or financing activities, which are beyond our control. For instance, on July 6, 2021, the relevant PRC governmental authorities promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities, which emphasized the need to strengthen the administration over illegal securities activities, the need to strengthen the supervision over overseas listings by PRC-based companies and the need to revise the special provisions of the State Council on overseas issuance and listing of shares by those limited by shares companies. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Overseas Listing Trial Measures, and relevant five guidelines, which will became effective on March 31, 2023. According to the Overseas Listing Trial Measures, companies in mainland China that seek to offer securities or list in overseas markets, either directly or indirectly, are required to fulfill the filing procedure with the CSRC. The Overseas Listing Trial Measures provide that if the issuer meets both of the following criteria, the overseas securities offering or listing conducted by such issuer will be deemed as an indirect overseas offering or listing by PRC domestic companies: (i) more than 50% of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year is accounted for by companies in mainland China; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main place(s) of business are located in mainland China, or the majority of senior management staff in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in mainland China. Initial public offerings or listings in overseas markets will be filed with the CSRC within three working days after the relevant application is submitted overseas, and subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities will be filed with the CSRC within three working days after the offering is completed.

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

The M&A Rules and certain other PRC regulations establish certain procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors adopted by six PRC regulatory agencies (the “M&A Rules”) and related regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. For example, the M&A Rules require that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have an impact on the national economic security, (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand, or (iv) or in circumstances where overseas companies are established or controlled by PRC enterprises or residents acquire affiliated domestic companies. Moreover, the PRC Anti-Monopoly Law requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by the relevant anti-monopoly authority before they can be completed.

In addition, in 2011, the General Office of the State Council promulgated a Notice on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which officially established a security review system for mergers and acquisitions of domestic enterprises by foreign investors. Also, the Rules on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprises by Foreign Investors, issued by the MOFCOM and effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the Rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy, re-investment through multiple levels, leases, loans or control through contractual control arrangement or offshore transactions. Furthermore, NDRC and MOFCOM promulgated the Measures for the Security Review of Foreign Investments, effective January 18, 2021, which require foreign investors or relevant parties to file a prior report before making a foreign investment if such investment involves military related industry, national defense security or taking control of an enterprise in a key industry that concerns national security; and if a foreign investment will or may affect national security, the standing working office organized by NDRC and MOFCOM will conduct a security review to decide whether to approve such investment.

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

FF may be adversely affected by the complexity, uncertainties and changes in PRC regulations on internet-related business, automotive businesses and other business carried out by the PRC Subsidiaries.
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

Several PRC regulatory authorities, such as the State Administration for Market Regulation, the National Development and Reform Commission, MOFCOM, and the MIIT, oversee different aspects of the electric vehicle business, and the PRC Subsidiaries will be required to obtain a wide range of government approvals, licenses, permits and registrations in connection with their operations in China. For example, according to the Administrative Rules on the Admission of New Energy Vehicle Manufacturers and Products, promulgated by the MIIT on January 6, 2017 and amended on July 24, 2020, the MIIT is responsible for the national-wide administration of new energy vehicles and their manufacturers. The manufacturers must apply to the MIIT for the entry approval to become a qualified manufacturer in China and must further apply to the MIIT for the entry approval for the new energy passenger vehicles before commencing the manufacturing and sale of the new energy passenger vehicles in China. Both of the new energy passenger vehicles and their manufacturers will be listed in the Announcement of the Vehicle Manufacturers and Products issued by the MIIT from time to time, if they have obtained the entry approval from the MIIT. According to the Management Measures for Automobile Sales promulgated by the MOFCOM in July 2017, corporate basic information filings must be made by automobile dealers through the information system for the national automobile circulation operated by the MOFCOM within 90 days after the receipt of a business license. Furthermore, the electric vehicle industry is relatively immature in China, and the government has not adopted a clear regulatory framework to regulate the industry.

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

Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect and disclose their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and must comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

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

On August 16, 2021, the CAC and certain other PRC regulatory authorities promulgated the Several Provisions on the Management of Automobile Data Security (Trial Implementation), which came into effect on October 1, 2021 and clearly stipulates that:(i) to carry out personal information processing activities, automobile data processors must notify individuals of relevant information in a prominent manner, obtain personal consent or comply with laws and administrative regulations in other circumstances; (ii) for the processing of sensitive personal information, the automobile data processor must obtain separate consent from individuals, and meet specific requirements; and (iii) automobile data processors must collect biometric information only with sufficient necessity and for the purpose to enhance driving safety. In addition, these provisions also define the term of “important data” thereunder and establish corresponding protection and regulation mechanisms on the important data.

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

In December 2021, the CAC and 12 other related authorities promulgated the Cybersecurity Review Measures, which became effective on February 15, 2022. The Cybersecurity Review Measures stipulates that:

●	the CSRC is included as one of the regulatory authorities for purposes of jointly establishing the state cybersecurity review working mechanism;

●	the purchase of network products and services by a “critical information infrastructure operator” and the data processing activities of a “network platform operator” that affect or may affect national security will be subject to the cybersecurity review;

●	if a network platform operator who possesses personal information of more than one million users intends to go public in a foreign country, it must apply for a cybersecurity review with the CAC; and

●	the relevant PRC governmental authorities may initiate cybersecurity review if they determine certain network products, services, or data processing activities affect or may affect national security.

Furthermore, on November 14, 2021, the CAC published a discussion draft of Regulations on the Administration of Cyber Data Security for public comment, which provides that data processors conducting the following activities must apply for cybersecurity review: (i) merger, reorganization or division of internet platform operators that have acquired a large number of data resources related to national security, economic development or public interests affects or may affect national security; (ii) listing abroad of data processors processing over one million users’ personal information; (iii) listing in Hong Kong which affects or may affect national security; or (iv) other data processing activities that affect or may affect national security. The draft also provides that operators of large internet platforms that set up headquarters, operation centers or R&D centers overseas will report to the national cyberspace administration and competent authorities. In addition, the draft also requires that data processors processing important data or going public overseas will conduct an annual data security self-assessment or entrust a data security service institution to do so, and submit the data security assessment report of the previous year to the local branch of the Cyberspace Administration of China before January 31 each year. As of the date of this Form 10-K/A, the above mentioned drafts have not been formally adopted, and substantial uncertainties exist with respect to their enactment timetable, final content, interpretation and implementation. On July 7, 2022, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission, which took effect on September 1, 2022. These measures require the data processor providing data overseas and falling under any of the following circumstances apply for the security assessment of cross-border data transmission by the national cybersecurity authority through its local counterpart: (i) the data processor provides important data overseas; (ii) critical information infrastructure operators and data processors processing personal information of more than one million individuals provide personal information overseas; (iii) data processors which have provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals overseas since January 1 of the previous year provides personal information overseas; and (iv) other situations required to declare security assessment of cross-border data transmission as stipulated by the national cybersecurity authority.

The PRC Subsidiaries may become subject to enhanced cybersecurity review. Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. If the PRC Subsidiaries are deemed to be a critical information infrastructure operator or a network platform operator that is engaged in data processing that affect or may affect national security, they could be subject to PRC cybersecurity review. As of the date of this Form 10-K/A, we have not received any notice from any PRC governmental authority identifying any of the PRC Subsidiaries as a “critical information infrastructure operator” or “network platform operator” that is engaged in data processing which affects or may affect national security as mentioned above, or requiring us to go through the cybersecurity review or initiating a cybersecurity review against us in such respects.

As advised by the PRC counsel, Fangda Partners, the above mentioned laws, regulations or the relevant drafts are relatively new and the PRC laws and regulations relating to cybersecurity, information security, data privacy and protection are evolving rapidly, there remains significant uncertainty in the enactment, interpretation and enforcement of such PRC laws, regulations or the relevant drafts, and the PRC Subsidiaries could become subject to enhanced cybersecurity review or non-compliance investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance investigations in accordance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions to the PRC Subsidiaries, which may have material adverse effects on our business, financial condition or results of operations. As of the date of this Form 10-K/A, the PRC Subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC or related governmental regulatory authorities, and they have not received any inquiry, notice, warning, or sanction in such respect. However, as uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that the PRC Subsidiaries will comply with such regulations in all respects and they may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities.

In the event that the independent registered public accounting firm operating in China that FF uses as an auditor for its operations in China is not permitted to be subject to inspection by PCAOB, then investors may be deprived of the benefits of such inspection.

Our current auditor, the independent registered public accounting firm that issued the audit report included elsewhere in this From 10-K/A, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess our current auditor’s compliance with the applicable professional standards. Prior to 2022, the PCAOB was unable to conduct full inspections in China or review audit documentation located within China without the approval of Chinese authorities, which was not granted. Accordingly, prior to 2022, the auditors of the PRC Subsidiaries were not subject to inspection by the PCAOB.

Inspections of other PCAOB-registered firms by the PCAOB outside of China have identified deficiencies in their audit procedures and quality control procedures, which may improve future audit quality. The previous lack of PCAOB inspections in China prevented the PCAOB from regularly evaluating audits and quality control procedures of any auditors operating in China. The previous lack of PCAOB inspections prevented the PCAOB from evaluating the effectiveness of the China-based audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Without the benefit of PCAOB inspections, existing or potential investors could lose confidence in our reported financial information and the quality of our financial statements because the financial statements with respect to the PRC Subsidiaries.

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

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determinations that it is unable to inspect or investigate completely registered public accounting firms headquartered in Mainland China and Hong Kong, respectively, and identifies the registered public accounting firms in Mainland China and Hong Kong that are subject to such determinations. On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in China and Hong Kong. On December 15, 2022, the PCAOB vacated its 2021 determination that the positions taken by authorities in mainland China and Hong Kong prevented it from inspecting and investigating completely registered public accounting firms headquartered in those jurisdictions. In view of the PCAOB’s decision to vacate its 2021 determination and until such time as the PCAOB issues any new adverse determination, the SEC has stated that there are no issuers at risk of having their securities subject to a trading prohibition under the HFCA. Each year, the PCAOB will reassess its determinations on whether it can inspect and investigate completely audit firms in China, and, if in the future, the PCAOB determines it cannot do so, or if Chinese authorities do not allow the PCAOB complete access for inspections and investigations for two consecutive years, the companies engaging China-based public accounting firms would be delisted pursuant to HFCA.

As noted above, the independent registered public accounting firm that issued the audit report included elsewhere in this Form 10-K/A, is subject to inspection by the PCAOB, thus we have not been identified as a “Commission-Identified Issuer” under the current framework of the HFCA. However, such legislative efforts could cause investor uncertainty for both affected foreign issuers and transnational companies with operations in China including FF. Further, new laws and regulations or changes in laws and regulations in both the U.S. and PRC could affect our ability to maintain our listing on Nasdaq, which could materially impair the market for and market price of our Class A Common Stock and warrants.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

The SEC, the DOJ and other U.S. authorities may also have difficulties in bringing and enforcing actions against the PRC Subsidiaries or the directors or executive officers of the PRC Subsidiaries. The SEC has stated that there are significant legal and other obstacles to obtaining information needed for investigations or litigation in China. China has adopted a revised securities law that became effective on March 1, 2020, Article 177 of which provides, among other things, that no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Furthermore, on February 24, 2023, the CSRC and several other Chinese authorities promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, which provide that where an overseas securities regulator and a competent overseas authority requests to inspect, investigate or collect evidence from a PRC domestic company concerning overseas offering and listing, or to inspect, investigate, or collect evidence from the PRC domestic securities companies and securities service providers that undertake relevant businesses for such PRC domestic companies, such inspection, investigation and evidence collection will be conducted under a cross-border regulatory cooperation mechanism, and the CSRC or other competent Chinese authorities will provide necessary assistance pursuant to bilateral and multilateral cooperation mechanisms. PRC domestic companies, securities companies and securities service providers must first obtain approval from the CSRC or other competent Chinese authorities before cooperating with the inspection and investigation by the overseas securities regulator or competent overseas authority, or providing documents and materials requested in such inspection and investigation. Accordingly, without governmental approval in China, no entity or individual in China may provide documents and information relating to securities business activities to overseas regulators when it is under direct investigation or evidence discovery conducted by overseas regulators, which could present significant legal and other obstacles to obtaining information needed for investigations and litigation conducted outside of China.

There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.

We currently have operations, and plan to have significant operations and assets in the future, in China. Moreover, one of our current directors is a national and resident of the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China with regard to such persons or assets relating to our operations in China, including actions arising under applicable U.S. federal and state securities laws. In addition, there are legal and other obstacles in China to providing information needed for regulatory investigations or litigation initiated by regulators outside China. Overseas regulators may have difficulties in conducting investigations or collecting evidence within China. It may also be difficult for investors to bring a lawsuit against us or our directors or executive officers based on U.S. federal securities laws in a Chinese court. Moreover, China does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts. Therefore, even if a judgment were obtained against us or our management for matters arising under U.S. federal or state securities laws or other applicable U.S. federal or state law, it may be difficult to enforce such a judgment with respect to our operations or assets in China.

A significant portion of our financing in the near future is expected to come from investors in China, and such investment is subject to delay due to due diligence review, including know your customer, anti-money laundering and other review.

We conduct due diligence, including know your customer, anti-money laundering and other review, on all potential financing sources. This process has been time consuming, particularly in connection with review of investors in China, and may result in our not being able to consummate any financing from these or other financing sources on a timely basis or at all. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our production and delivery plans for the FF 91 Futurist, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations. For more information, see “Risk Factors – Risks Related to FF’s Business and Industry – FF needs to raise additional capital to support the production and delivery of the FF 91 Futurist and satisfy its other capital needs.”

Risks Related to Our Common Stock

FF does not currently intend to pay dividends on our Class A Common Stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of FF’s Class A Common Stock.

FF has no direct operations and no significant assets other than the ownership of the stock of its subsidiaries. As a result, FF will depend on its subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our Class A Common Stock. Applicable state law and contractual restrictions, including in agreements governing the current or future indebtedness of FF, as well as the financial condition and operating requirements of FF and limitations on the ability of the PRC Subsidiaries’ ability to pay dividends or make payment to us, may limit our ability to obtain cash from FF subsidiaries. Thus, we do not expect to pay cash dividends on our Class A Common Stock. Any future dividend payments are within the absolute discretion of our Board and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board may deem relevant.

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

On April 21, 2023, we received notice from Nasdaq that our application was approved. Effective as of market open on April 25, 2023, FF’s common stock and warrants commenced trading on The Nasdaq Capital Market. On May 2, 2023, we were notified that we would have an additional 180-calendar day period (i.e., until October 30, 2023) to regain compliance with the Minimum Bid Price Requirement. In connection with our application to transfer to The Nasdaq Capital Market, we notified Nasdaq of our intention to cure the non-compliance with the Minimum Bid Price Requirement during the additional compliance period, if necessary by effecting a reverse stock split. We are monitoring the closing bid price of our common stock and will consider options to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement.

At a special meeting of FF stockholders held on August 16, 2023, FF stockholders approved (among other proposals) a proposal to approve an amendment to the Second Amended and Restated Charter, as amended, to effect a reverse stock split of the Common Stock by a ratio of any whole number in the range of 1-for-2 to 1-for-90, with such ratio to be determined in the discretion of the Board and with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of such special meeting of stockholders. This proposal gives the Board the discretion to amend the Amended and Restated Charter to effect a reverse stock split (with such ratio to be determined in the discretion of the Board in the range of 1-for-2 to 1-for-90) of the outstanding Common Stock at any time within one year of the date of such special meeting of stockholders. A reverse stock split may allow us to meet the Minimum Bid Requirement. However, we cannot assure you that the reverse stock split will be implemented by our Board or that such reverse stock split, if implemented, will be sufficient to enable us to maintain our Nasdaq listing.

In connection with Mr. He’s resignation, and to comply with Nasdaq Listing Rule 5605(c)(4)(B), on August 2, 2023, the Company notified Nasdaq that the Company no longer complied with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605 as the Board was not comprised of a majority of independent directors as required by Nasdaq Listing Rule 5605(b)(1) and the Audit Committee was not comprised of at least three independent directors as required by Nasdaq Listing Rule 5605(c)(2)(A), which noncompliance was subsequently cured by the appointment of Mr.

Peker as a member of the Board and as a member of the Audit Committee as described under Item 5.02 below. In response to the Company’s notice, Nasdaq issued a letter to the Company on August 4, 2023 indicating that, effective July 31, 2023, the Company no longer complies with Nasdaq’s independent director and audit committee requirements as set forth in Nasdaq Listing Rule 5605. As a result of the appointment of Mr. Peker as a member of the Board and as a member and chair of the Audit Committee, Nasdaq subsequently issued a letter on August 7, 2023 stating that regained compliance with the board independence requirements as set forth in Nasdaq Listing Rule 5605(b)(1) and the audit committee requirements as set forth in Nasdaq Listing Rule 5605(c)(2)(A).

Additionally, the right granted to FF Top under the Amended Shareholder Agreement or other similar rights granted to other investors in the future may cause FF to fall out of compliance with certain of Nasdaq’s listing rules, in particular Nasdaq Rule 5640, which disallows the voting rights of existing stockholders to be disparately reduced through any corporate action or issuance, and cause FF’s Class A Common Stock to be delisted from Nasdaq.

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

The trading price of the Class A Common Stock has been and may continue to be highly volatile and could be attributable, among others, to factors beyond our control, including limited trading volume. For example, our stock traded within a range of a high price of $17.00 and a low price of $0.1480 per share for the period from July 22, 2021, our first day of trading on Nasdaq, through August 15, 2023.

Any of the factors listed below could have a material adverse effect on the market price of the Class A Common Stock and as a result your investment in FF’s securities, and FF’s securities may trade at prices significantly below the price paid by you. In such circumstances, the trading price of FF’s securities may not recover and may experience a further decline. Factors affecting the trading price of FF’s securities may include:

●	FF’s failure to raise sufficient financing;

●	actual or anticipated fluctuations in FF’s financial results or the financial results of companies perceived to be similar to it;

●	changes in the market’s expectations about FF’s operating results;

●	success of competitors;
●	FF’s ability to meet its three-phase delivery plan;

●	FF’s operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	FF’s ability to attract and retain senior management or key operating personnel, and the addition or departure of key personnel;

●	changes in financial estimates and recommendations by securities analysts concerning FF or the transportation industry in general;

●	operating and share price performance of other companies that investors deem comparable to FF;

●	FF’s ability to market new and enhanced products and technologies on a timely basis;

●	changes in laws and regulations affecting FF’s business;

●	FF’s ability to meet compliance requirements;

●	commencement of, or involvement in, threatened or actual litigation and government investigations;

●	changes in FF’s capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of FF’s Common Stock available for public sale;

●	any change in FF’s Board or management;

●	actions taken by FF’s directors, executive officers or significant stockholders such as sales of FF’s Common Stock, or the perception that such actions could occur;

●	ongoing and potential litigation involving FF, including the SEC investigation;

●	the implementation of the Special Committee’s recommendations and FF’s related remedial actions; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity by certain stockholders over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by FF. Legacy FF may have experienced ownership changes in the past and FF may have experienced an ownership change as a result of the Business Combination. FF may also experience ownership changes in the future as a result of changes in the ownership of its stock, which may be outside our control. Accordingly, FF’s ability to utilize its net operating loss carryforwards could be limited by such ownership changes, which could result in increased tax liability to FF, potentially decreasing the value of its stock.

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

FF’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have a material adverse effect on its business.

The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Legacy FF as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are now applicable after the consummation of the Business Combination. As described in “Risk Factors – Risks Related to the Restatement – FF has identified material weaknesses in its internal control over financial reporting. If FF is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, could result in material misstatements in FF’s consolidated financial statements and FF’s inability to accurately or timely report its financial condition or results of operations, which may adversely affect FF’s business and share price.” management has identified material weaknesses in the Company’s internal control over financial reporting. If FF does not remediate such material weaknesses, or if other material weaknesses are identified, or if FF is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of its securities.

FF may issue additional shares of Common Stock or preferred shares, which would dilute the interest of our stockholders.

FF may, in the future, issue a substantial number of additional shares of Common Stock or preferred stock. The issuance of additional shares of Common Stock or preferred stock:

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

Sales of a substantial number of shares of our Class A Common Stock in the public market, including the resale of the shares of Common Stock held by FF stockholders pursuant to Rule 144, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of Common Stock intend to sell shares, could reduce the market price of the Class A Common Stock. Pursuant to our obligations under the SPA, Unsecured SPA, FFSV Joinder and the Senyun Joinder, as of the date of the report, we have agreed to register approximately 3,401,000,000 shares of Class A Common Stock issuable upon conversion of the SPA Notes and warrants and the Unsecured SPA Notes and warrants assuming an interest make-whole conversion price of $0.27. Assuming the Board effects a reverse stock split at a ratio of 1-for-80 and effects the authorized share cap such that the number of shares of authorized common stock would be 154,437,500 (such reverse split ratio and authorized share cap were approved by FF Stockholders on August 16, 2023) we would be required to register 42,512,500 shares of Class A Common Stock, and such securities would represent approximately 28% of the 154,437,500 authorized shares of common stock. Using the same assumptions set forth in the proceeding sentence, if the Company were to use the interest make-whole conversion price of $0.21 and such securities would represent approximately 33% of the authorized shares of 154,437,500. This also assumes that SPA and Unsecured SPA noteholders fund approximately $560.0 million through the existing committed and optional convertible notes agreements.

After it is effective and until such time that it is no longer effective, a registration statement registering such securities will permit the resale of these shares. The resale, or expected or potential resale, of a substantial number of shares of our Class A Common Stock in the public market could adversely affect the market price for the Class A Common Stock and make it more difficult for you to sell your holdings at times and prices that you determine are appropriate.

In addition, as of June 30, 2023, the Class A Common Stock is also subject to potential dilution from: (i) the exercise of up to 53,106,712 warrants (excluding the warrants for SPA and Unsecured SPA), (ii) the exercise of up to 35,280,854 stock options, (iii) the vesting of 16,520,514 unvested RSUs, (iv) the issuance of up to 25,000,000 earnout shares pursuant to the triggering events in the Merger Agreement and (v) the issuance of up to 90,120,075 shares of Class A Common Stock that FF may elect, in its sole discretion, to issue and sell to Yorkville pursuant to the SEPA (FF currently does not have enough authorized and uncommitted shares to access the SEPA). The Class A Common Stock is also subject to potential dilution due to issuance of Common Stock in connection with future equity and or convertible debt financings. Sales of substantial numbers of such shares in the public market, including the resale of the shares of Common Stock held by FF stockholders, could adversely affect the market price of the Class A Common Stock, the impact of which is increased as the value of our stock price increases.

The issuance of additional shares of Common Stock, including upon full conversion of the principal amount of all outstanding SPA Notes and Unsecured SPA Notes and exercise of all outstanding SPA Warrants, and/or the implementation of the full ratchet anti-dilution price protection in the SPA Notes and SPA Warrants and the issuance of shares pursuant to the SEPA would substantially dilute the ownership interest of existing stockholders.

The shares of Class A Common Stock issuable upon full conversion and exercise of the SPA Notes and the SPA Warrants issued and issuable under the SPA, as amended, and upon full conversion of the Unsecured SPA Notes) will result in significant additional dilution to the existing stockholders of FF. At a special meeting of FF stockholders held on November 3, 2022, FF stockholders approved (among other proposals) a proposal to approve, as is required by the applicable Nasdaq rules and regulations, transactions involving notes and warrants issued to ATW Partners LLC, RAAJJ, Senyun and/or their affiliates as committed under the SPA, the Joinder and the Third Amendment, including the issuance of any shares in excess of 19.99% of the issued and outstanding shares of the Common Stock upon conversion of the SPA Notes and exercise of the SPA Warrants. At a special meeting of FF stockholders held on March 30, 2023, FF stockholders approved (among other proposals) a proposal to approve, as is required by the applicable Nasdaq rules and regulations, additional transactions involving notes and warrants issued to ATW Partners LLC, RAAJJ, Senyun, Acuitas and/or their affiliates as committed under the Sixth Amendment to the SPA. At a special meeting of FF stockholders held on August 16, 2023, FF stockholders approved (among other proposals), as is required by the applicable Nasdaq rules and regulations, additional transactions involving notes and warrants issued to MHL, V W Investment and Senyun under the Unsecured SPA, as amended. To the extent the SPA Notes and Unsecured SPA Notes are converted and the SPA Warrants are exercised, such conversions and exercises would have a significant dilutive effect on the ownership interest of existing stockholders of FF. Additionally, any issuance of shares of Class A Common Stock under the SEPA that is below the exercise price of the warrants issued and issuable under the SPA or the conversion price of the notes issued and issuable under the SPA will decrease such exercise or conversion price, as applicable, as described in more detail in such warrants and notes.

FF has granted preferential director nomination rights to certain investors which may cause FF to fall out of compliance with Nasdaq listing rules.

FF has been raising additional capital via debt or equity financings and expects to continue doing so in order to continue its operations. See “Risk Factors – Risks Related to FF’s Business and Industry – FF needs to raise additional capital to support the production and delivery of the FF 91 Futurist and satisfy its other capital needs.” As discussed above, the sale of additional equity or convertible debt securities could result in further dilution of the equity interests of our existing stockholders. Additionally, FF has entered into arrangements with certain of stockholders that give them additional representation on the Board. Pursuant to the Amended Shareholder Agreement, FF Top has the right to nominate for election to the Board four designees until the first date on which FF Top has ceased to beneficially own at least 21,333,530 shares of Common Stock for at least 365 consecutive days, with such amount subject to adjustment in connection with any stock split, reverse stock split or other similar corporate action after the date of the Amended Shareholder Agreement. Following the termination of FF Top’s right to nominate four designees, FF Top will continue to have the right to nominate a number of designees not less than the number equal to the total number of directors on the Board, multiplied by the aggregate voting power of the shares of Common Stock and other securities of the Company generally entitled to vote in the election of directors of the Company beneficially owned by FF Top and its affiliates, divided by the total voting power of the then-outstanding shares of Common Stock issued as of the record date for any meeting of stockholders of the Company at which directors are to be elected, rounding up to the next whole director. Such right granted to FF Top or other similar rights granted to other investors in the future may cause FF to fall out of compliance with certain of Nasdaq’s listing rules, in particular Nasdaq Rule 5640, which disallows the voting rights of existing stockholders to be disparately reduced through any corporate action or issuance, and cause FF’s Class A Common Stock to be delisted from Nasdaq.

FF’s Amended and Restated Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit FF’s stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees or stockholders.

FF’s Amended and Restated Charter requires to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the forum provisions in our certificate of incorporation. In addition, our Amended and Restated Charter provides that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

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

FF’s Amended and Restated Charter and Amended and Restated Bylaws contain provisions that could delay or prevent a change in control of FF. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

●	authorizing the Board to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;

●	prohibiting cumulative voting in the election of directors;

●	limiting the adoption, amendment or repeal of FF’S Amended and Restated Bylaws or the repeal of the provisions of our certificate of incorporation regarding the election and removal of directors without the required approval of at least two-thirds of the shares entitled to vote at an election of directors;

●	prohibiting stockholder action by written consent; and

●	limiting the persons who may call special meetings of stockholders.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the DGCL govern FF. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with FF for a certain period of time without the consent of its Board. These and other provisions in our Amended and Restated Charter and Amended and Restated Bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of Class A Common Stock and result in the market price of Class A Common Stock being lower than it would be without these provisions.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our Amended and Restated Charter and Amended and Restated Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the DGCL, our Amended and Restated Bylaws and our indemnification agreements that we entered into with our directors and officers provide that:

●	We will indemnify our directors and officers for serving FF in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

●	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

●	We will be required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers will undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●	The rights conferred in our Amended and Restated Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

●	We may not retroactively amend provisions of our Amended and Restated Bylaws to reduce our indemnification obligations to directors, officers, employees and agents.

If certain holders of the Class A Common Stock sell a significant portion of their securities, it may negatively impact the market price of the shares of the Class A Common Stock and such holders still may receive significant proceeds.

As of August 10, 2023, the market price of our Common Stock is below $10.00 per share, which was the price per unit sold in the initial public offering of our predecessor, PSAC, the per-share price of the 27,733,421 shares of PSAC common stock PSAC sold to certain investors in connection with our Business Combination in a private placement for an aggregate amount of $761.4 million (the “PIPE Financing”) and also the per share value of the consideration issued to Legacy FF stockholders upon consummation of our Business Combination. However, certain of FF stockholders who hold shares of the Class A Common Stock that were (i) originally purchased by the PSAC Sponsor in a private placement prior to PSAC’s initial public offering (the “Founder Shares”) or (ii) originally issued by PSAC to the designees of EarlyBirdCapital, Inc. as underwriter’s compensation in connection with PSAC’s initial public offering (the “Representative Shares”) may nonetheless be inclined to sell such Founder Shares or Representative Shares as they were originally purchased at an effective price significantly less than $10.00 per share. The currently outstanding 213,366 Founder Shares, representing 0.015% of Class A Common Stock as of August 10, 2023, were purchased at an effective price of $0.0043 per share and the currently 170,131 outstanding Representative Shares, representing 0.012% of Class A Common Stock as of August 10, 2023, were purchased at an effective price of $0.0041 per share. Accordingly, holders of the Founder Shares and Representative Shares could sell their securities at a per-share price that is less than $10.00 and still realize a significant profit from the sale of those securities that could not be realized by our other stockholders. On August 10, 2023, the closing price of our Common Stock was $0.2630 per share. Based on this closing price, the aggregate sales price of the Founder Shares would be approximately $0.0561 million and the aggregate sales price of the Representative Shares would be approximately $0.0447 million. As such, holders of our Founder Shares and Representative Shares may realize a positive rate of return on the sale of their shares of Class A Common Stock based on the current trading price of our Class A Common Stock and the effective purchase price for such shares. However, public security holders may not experience a similar positive rate of return due to the differences in their purchase price and the current trading price of shares of our Class A Common Stock.

Concentration of ownership may have the effect of delaying or preventing a change in control.
Certain FF stakeholders, including legacy FF stakeholders, collectively own a significant amount of the outstanding Common Stock. These FF stakeholders include FF Global Partners Investments LLC, which owns 107,748,423 shares of Class A Common Stock (on an as-converted basis), Season Smart Limited, which owns 66,494,117 shares of Class A Common Stock, and Senyun, which owns 47,785,564 shares of Class A Common Stock, representing 7.2%, 4.5% and 3.2%, respectively, of FF’s outstanding Common Stock (including, for this purpose, 64,000,588 shares of Class A Common Stock issuable upon conversion of 64,000,588 shares of Class B Common Stock held by FF Top, all as issued and outstanding shares as of August 10, 2023) based on filings made with the SEC as of August 10, 2023. In addition, FF Top has entered into voting agreements with certain FF stockholders pursuant to which FF Top will vote as a proxy of all of the Class A Common Stock owned by such FF stockholders subject to certain limitations. As a result, FF Top exercises voting power over 7.2% of FF’s outstanding Common Stock as of August 10, 2023 (based on the same assumptions as above). Under the Amended Shareholder Agreement, FF Top is also entitled to nominate a number of directors based on its voting power with respect to FF’s outstanding Common Stock, currently entitling FF Top to nominate four out of seven directors to the Board of FF. In addition, on September 23, 2022 and January 13, 2023, FF, FF Global and FF Top entered into governance settlements with FF Top, the largest holder of FF Common Stock, including with respect to the composition of the Board.

As a result, FF’s equity holders, particularly FF Top, may have the ability to determine the outcome of corporate actions of FF requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Class A Common Stock.

Upon approval by FF stockholders of an amendment to the Amended and Restated Charter pursuant to the Amended Shareholder Agreement, the voting power of the Class B Common Stock held by FF Top will convert from one vote per share to 10 votes per share and, upon FF achieving an equity market capitalization of $3.0 billion, the voting power of the Class B Common Stock will convert from 10 votes per share to 20 votes per share, each of which will entitle FF Top to have substantial influence over FF’s corporate matters.

FF has adopted a dual-class share structure such that its common shares consist of Class A Common Stock and Class B Common Stock. FF Top, an entity controlled by FF Global, which in turn is controlled by its board of managers consisting of five voting managers, beneficially owns, directly or indirectly, all of the outstanding shares of Class B Common Stock, which account for 4.3% of FF’s total outstanding shares of Common Stock (i.e., Class A Common Stock and Class B Common Stock combined) and voting power as of August 10, 2023 (including, for this purpose, 64,000,588 shares of Class A Common Stock issuable upon conversion of 64,000,588 shares of Class B Common Stock held by FF Top, all as issued and outstanding shares as of August 10, 2023). In respect of matters requiring the votes of stockholders, each share of Class A Common Stock will be entitled to one vote and each share of Class B Common Stock will initially be entitled to one vote. Pursuant to the Amended Shareholder Agreement, FF Top informed FF that it expects FF will submit a proposal to FF stockholders for approval to amend the Amended and Restated Charter to provide that (i) the voting power of FF’s Class B Common Stock, of which FF Global owns all outstanding shares, will be 10 votes per share (after which the outstanding shares of Class B Common Stock, which FF Top beneficially owns, will account for 34.5% of FF’s voting power) and (ii) the voting power of the Company’s Class B Common Stock will increase from 10 votes per share to 20 votes per share following the Company achieving an equity market capitalization of $3.0 billion (after which the outstanding shares of Class B Common Stock, which FF Top beneficially owns, will account for 51.3% of FF’s voting power). Such conversion of voting power of the Class B Common Stock would only apply after FF stockholders approve the related proposals in the Amended Shareholder Agreement, and after the Amended and Restated Charter is amended accordingly, and, until such time, shares of Class B Common Stock are entitled to one vote per share, and a $20.0 billion equity market capitalization would be required to increase the voting power of the Class B

Common Stock to 10 votes per share. If FF Top obtains such enhanced voting rights, it would have considerable influence over matters such as decisions regarding mergers, consolidations and the sale of all or substantially all of the assets of FF, election of directors and other significant corporate actions. FF Top could take actions that are not in the best interest of FF or its other stockholders. This mechanism may discourage, delay or prevent a change in control, which could have the effect of depriving other stockholders of FF of the opportunity to receive a premium for their shares as part of a sale of FF.

Upon the conversion of Class B Common Stock held by FF Top from 10 votes per share to 20 votes per share, Nasdaq may consider FF to be a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, FF may qualify for exemptions from certain corporate governance requirements.

So long as more than 50% of the voting power for the election of directors of FF is held by an individual, a group or another company, FF will qualify as a “controlled company” under Nasdaq listing requirements. While FF does not currently qualify as a controlled company and has, pursuant to the Amended Shareholder Agreement, agreed not to elect to be treated as a “controlled company” as defined under Nasdaq rules until FF has achieved an equity market capitalization of at least $3.0 billion, after such time as FF at the end of any 20 consecutive trading days, has a volume weighted average total equity market capitalization of at least $3.0 billion, holders of shares of the Class B Common Stock will be entitled to 20 votes for each such share, which will cause FF Top to own 51.3% of the voting control of FF and FF may qualify as a controlled company. As a controlled company, FF would be exempt from certain Nasdaq corporate governance requirements, including those that would otherwise require the Board to have a majority of independent directors and require that FF establish a compensation committee comprised entirely of independent directors, or otherwise ensure that the compensation of FF’s executive officers and nominees for directors are determined or recommended to the Board by the independent members of the Board. While FF does not currently intend to rely on any of these exemptions, the Board of FF following the market capitalization event may elect to rely on such exemptions if FF is considered a “controlled company,” and to the extent it relies on one or more of these exemptions, holders of FF’s capital stock will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

FF’s dual-class structure may depress the trading price of the Class A Common Stock.

We cannot predict whether FF’s dual-class structure will result in a lower or more volatile market price of the Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple-class structures. As a result, the dual-class structure of FF’s Common Stock may cause stockholder advisory firms to publish negative commentary about FF’S corporate governance practices or otherwise seek to cause FF to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of FF’s corporate governance practices or capital structure could adversely affect the value and trading market of our Class A Common Stock.

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

FF has incurred and will continue to incur increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Following the consummation of the Business Combination, FF has incurred and will continue to incur increased legal, accounting, administrative and other costs and expenses as a public company that Legacy FF did not incur as a private company. The Sarbanes-Oxley Act , including the requirements of Section 404, to the extent applicable to FF, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time consuming. Under a number of those requirements, we have to carry out activities Legacy FF has not done previously. For example, FF has created committees of the Board and adopted internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements are incurred on a continuous basis. Furthermore, if any issues in complying with those requirements are identified (for example, if FF identifies additional material weaknesses or significant deficiency in internal control over financial reporting), we would incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” See “– The JOBS Act permits “emerging growth companies” like FF to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. The reduced reporting requirements applicable to us may make FF’s shares of Common Stock less attractive to investors” for more information. There is no guarantee that the exemptions available to us under the JOBS Act will result in significant savings. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, we will incur additional compliance costs, which may impact earnings.

The JOBS Act permits “emerging growth companies” like FF to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. The reduced reporting requirements applicable to us may make FF’s shares of Common Stock less attractive to investors.

FF qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, FF is eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in FF’s periodic reports and proxy statements and (c) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, FF’s stockholders may not have access to certain information they may deem important. FF will remain an emerging growth company until the earliest of (i) the last day of our fiscal year following July 24, 2025 (the fifth anniversary of the consummation of PSAC’s initial public offering), (ii) the last day of the fiscal year in which the market value of FF’s shares of Common Stock that are held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (iii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation) or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period. We cannot predict whether investors will find FF’s securities less attractive because it will rely on these exemptions. If some investors find FF’s securities less attractive as a result of its reliance on these exemptions, the trading prices of FF’s securities may be lower than they otherwise would be, there may be a less active trading market for FF’s securities and the trading prices of FF’s securities may be more volatile.

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

If FF implements a reverse stock split, the liquidity of its Common Stock and warrants may be adversely effected.

At a special meeting of FF stockholders held on August 16, 2023, FF stockholders approved (among other proposals) a proposal to approve an amendment to the Amended and Restated Charter to effect a reverse stock split of the Common Stock by a ratio of any whole number in the range of 1-for-2 to 1-for-90, with such ratio to be determined in the discretion of the Board and with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of such special meeting of stockholders. This approval gives the Board the discretion to amend the Amended and Restated Charter to effect a reverse stock split (with such ratio to be determined in the discretion of the Board in the range of 1-for-2 to 1-for-90) of the Common Stock at any time within one year of the date of such special meeting of stockholders. In addition, at the special meeting, stockholders approved, if and only if the reverse stock split is implemented at a ratio of 1-for-8 or greater, a proposal to limit the number of shares of authorized Common Stock to a number equal to 12,355,000,000 divided by the reverse stock split ratio determined by the Board. This proposal essentially caps the number of authorized shares of Common Stock to a number that is seven times the amount of authorized shares available currently available.

FF may decide to implement a reverse stock split to regain compliance with Nasdaq’s Minimum Bid Price Requirement. See “– There can be no assurance that FF will be able to comply with the continued listing standards of Nasdaq” for more information. However, we cannot assure you that the reverse stock split will be implemented by our Board or that such reverse stock split, if implemented, will be sufficient to enable us to maintain our Nasdaq listing. Additionally, if a reverse stock split is implemented, there can be no assurance that the market price per new share of our Common Stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our Common Stock outstanding before the reverse stock split. The liquidity of the shares of our Common Stock and warrants may be affected adversely by any reverse stock split given the reduced number of shares of our Common Stock that will be outstanding following the reverse stock split, especially if the market price of our Common Stock does not increase as a result of the reverse stock split.

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
Item 3.    Legal Proceedings
From time to time, FF may become involved in legal proceedings arising in the ordinary course of business. We are currently a party to various legal or governmental proceedings, the outcome of which, although currently uncertain, if determined adversely to us, could individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. See the section titled “Legal Proceedings” in Note 14, Commitments and Contingencies included in the notes to our audited consolidated financial statements contained within this Annual Report on Form 10-K/A for further discussion of our legal proceedings.
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
Securities Authorized for Issuance Under Equity Incentive Plan
At the special meeting of PSAC’s stockholders held on July 20, 2021, the stockholders of the Company considered and approved the Faraday Future Intelligent Electric Inc. 2021 Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan was previously approved, subject to stockholder approval, by the PSAC Board of Directors. The Incentive Plan became effective immediately upon the consummation of the Business Combination on July 21, 2021. Pursuant to the Incentive Plan, 24,252,537 shares of Class A Common Stock have been reserved for issuance under the Incentive Plan.
Item 6.     [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)
The following discussion and analysis is intended to help the reader understand FF’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with FF’s Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K/A (this “Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to FF’s plans and strategy for FF’s business, includes forward-looking statements that involve risks and uncertainties. FF’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the section entitled “Risk Factors” above and “Cautionary Note Regarding Forward Looking Statements” below. The objective of this section is to provide investors an understanding of the financial drivers and levers in FF’s business and describe the financial performance of the business.
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
Restatement
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the correction of errors in our previously reported consolidated financial statements as of and for the year ended December 31, 2022. For additional information and a detailed discussion of these error corrections, refer to the Explanatory Note and Part II, Item 8, Notes to the Condensed Consolidated Financial Statements, Note 2, Restatement.

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

The extent of the residual impact of the COVID-19 pandemic on FF’s operational and financial performance is uncertain and will depend on many factors outside FF’s control, including, emergence of new variants and mitigation measures imposed to control outbreaks as a result of such new variants; the availability, distribution and effectiveness of vaccines; and the impact of the outbreak of new variants and any mitigation measures imposed as a result of such variants on the global economy, including FF’s supply chain, FF’s construction and manufacturing plans, sales and marketing activities, and business operations and on the demand for consumer products. Such residual impact may further slowdown FF’s ability to ramp-up FF’s production program on time to satisfy investors and potential customers. Any further delay to production will delay FF’s ability to produce and deliver the FF 91 and begin generating revenue. FF does not currently anticipate any material impairments as a result of COVID-19; however, FF will continue to evaluate conditions on an ongoing basis. Even after the COVID-19 pandemic has subsided, FF may continue to experience an adverse impact to its business as a result of the global economic impact and any lasting effects on the global economy, including any recession that has occurred or may occur in the future. Refer to the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K/A for a full discussion of the risks associated with the COVID-19 pandemic.

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

●	Announced the resignation of Becky Roof, the Company’s former Interim Chief Financial Officer, effective October 12, 2022. Ms. Roof’s departure from the Company followed the successful completion of key milestones in the Company’s SEC reporting and fundraising activities, and was not a result of any disagreement with the Company’s former independent auditors or any member of Company management on any matter of accounting principles or practices, financial statement disclosure, or internal controls.

●	Appointed Yun Han as Chief Accounting Officer and Interim Chief Financial Officer, effective October 25, 2022. Ms. Yun Han was most recently Senior Vice President and Chief Accounting Officer of Romeo Power, Inc., and spent over 13 years with PwC. Ms. Yun Han is a Certified Public Accountant licensed in the State of California.

●	Appointed Mazars USA LLP as the Company’s independent registered public accounting firm as of and for the year ending December 31, 2022, effective as of October 28, 2022.

●	Announced the achievement of Production Milestone #6, completion of construction and equipment installation in final vehicle manufacturing areas at FF’s Hanford, California manufacturing facility (“ieFactory California”).

●	Announced the California Air Resources Board (CARB) has certified the FF 91 Futurist as a zero-emissions vehicle (ZEV). The ZEV program is part of CARB’s Advanced Clean Cars package of coordinated standards that control smog-causing pollutants and greenhouse gas emissions of passenger vehicles in California.

●	Announced senior management changes as it continues to bolster its leadership team and ready the FF 91 Futurist for full-scale production: Matthias Aydt named Global Senior Vice President, Product Execution. Xiaoyang Ning to assume acting head of Business Development. Xiao Ma becomes acting head of Product and Mobility Ecosystem.

●	Hosted a Global Investor Business Update meeting on December 15, 2022 announcing plans to start production of FF 91 Futurist in March 2023 (subject to various management assumptions disclosed elsewhere in), financing progress and completion of product upgrades.

●	Announced that the FFIE Board of Directors has appointed FF China CEO Xuefeng (“XF”) Chen as Global CEO of Faraday Future. Mr. Chen replaced Carsten Breitfeld, who was removed as Global CEO by the FFIE Board of Directors following a comprehensive evaluation of the Company’s performance since it went public in July 2021.

●	Announced the selection of Innovusion’s Falcon LiDAR to power the FF 91’s autonomous driving system.

Subsequent to December 31, 2022, these additional milestones and events took place:

●	Announced 347 non-binding, fully refundable pre-orders as of February 27, 2023. Pre-orders are fully refundable, non-binding, paid deposits for the FF 91 Futurist vehicles available initially for sale to customers in the U.S. and China. FF 91 Futurist pre-orders require a $5,000 or $1,500 deposit, depending on the edition selected, for customers in the U.S. and up to CNY 50,000 or CNY 20,000 deposit, depending on the edition selected, for customers in China.

●	Announced Faraday Future’s return to the Consumer Electronics Show, CES 2023, in Las Vegas, NV.

●	Announced that the Company and the China Huanggang Government (“City of Huanggang”) have also reached the non-binding Cooperation Framework Agreement for promoting its U.S.-China dual-home market strategy.

●	Announced the shipment of one of the latest production-intent FF 91 Futurist testing vehicles to China for market testing and validation, including charging and infrastructure compatibility along with other hardware and software applications.

●	Announced that FF is targeting a start of production date for its flagship FF 91 Futurist of March 30, 2023, assuming timely receipt of funds from the Company’s investors, at the Company’s Hanford California manufacturing facility, “FF ieFactory California.”
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

On February 3, 2023, FFIE entered into an Amendment No. 6 to Securities Purchase Agreement (The “Sixth Amendment”) with FF Simplicity as administrative and collateral agent and Senyun, FF Top, FF Simplicity, FF Prosperity, Acuitas and other purchasers. As of the date the 2022 Annual Report on Form 10-K was filed, we had received $70.0 million ($62.2 net of original issue discount and transaction costs) under the Sixth Amendment.

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

To date, FF has not yet sold any electric vehicles. As a result, FF will require substantial additional capital to develop products and fund operations for the foreseeable future. Until FF can generate sufficient revenue from product sales, FF will fund its ongoing operations through a combination of various funding and financing alternatives, including equipment leasing and construction financing of the Hanford, California, ieFactory California, manufacturing facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of its ieFactory California manufacturing facility will impact FF’s ability to generate revenue. For additional discussion of the substantial doubt about FF’s ability to continue as a going concern, see Note 3, Liquidity and Capital Resources and Going Concern in the notes to the Consolidated Financial Statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K/A and for further details on liquidity, please see the “– Liquidity and Capital Resources” section below.

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
Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
(dollars in thousands)	2022 (As Restated)	2021
Consolidated Statements of Operations
Operating expenses
Research and development	$299,989	$174,935
Sales and marketing	21,689	17,118
General and administrative	112,771	97,905
Loss on disposal of property and equipment	2,695	64,191
Total operating expenses	437,144	354,149

Loss from operations	(437,144)	(354,149)
Change in fair value measurements	(70,512)	(22,700)
Interest expense	(5,561)	(30,181)
Related party interest expense	(3,879)	(16,663)
Other expense, net	(11,878)	(5,668)
Loss on settlement of related party notes payable, notes payable, and vendor payables in trust, net	(73,204)	(86,904)
Loss before income taxes	(602,178)	(516,265)
Income tax provision	(61)	(240)
Net loss	$(602,239)	$(516,505)
Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2022 (As Restated)	2021	Amount	%
Research and development	$299,989	$174,935	$125,054	71.5%
The increase in research and development expense of $125.1 million for the year ended December 31, 2022, compared to the prior year, was primarily due to the increase in engineering, design and testing (ED&T) services of $100.2 million and professional services related expense of $9.1 million as the Company re-engaged suppliers and made significant purchases of ED&T services to progress the development of the FF 91; an increase in personnel and compensation related expenses and stock-based compensation expenses due to increased headcount of $37.6 million and $4.2 million, respectively; an increase in information technology related expense due to increases in business activities and headcount of $8.6 million, partially offset by a decrease in miscellaneous expenses of $54.1 million, primarily due to expensing a one-time amount of $50.0 million for a non-exclusive, perpetual, irrevocable, and sublicensable license to use a platform owned by Liankong, a subsidiary of Geely Holdings, and recognition stock-based compensation expense of $7.6 million related to restricted stock awards issued as a bonus to employees and other service providers in connection with the closing of the Business Combination during the year ended December 31, 2021 with no comparable activity in 2022.
Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2022 (As Restated)	2021	Amount	%
Sales and marketing	$21,689	$17,118	$4,571	26.7%
The increase of $4.6 million in sales and marketing expense for the year ended December 31, 2022, compared to the prior year, was primarily due to an increase in personnel and compensation related expenses of $4.7 million, and employee benefits relates expenses of $0.4 million due to an increase in headcount; an increase in marketing expenses due to an increase in marketing efforts of $2.9 million, partially offset by primarily restricted stock awards issued as a bonus to employees and other service providers in connection with the closing of the Business Combination during the year ended December 31, 2021, with no comparable activity in 2022 and other overhead expenses including IT dues and subscriptions of $5.2 million.

	Year Ended December 31,		Change
(dollars in thousands)	2022 (As Restated)	2021	Amount	%
General and administrative	$112,771	$97,905	$14,866	15.2%
The increase of $14.9 million in general and administrative expense for the year ended December 31, 2022, compared to the same period in the prior year, was primarily due to an increase in professional service expenses related to the Special Committee investigation in the amount of $49.3 million; an increase in personnel and compensation related expenses of $9.7 million due to headcount changes; an increase in insurance related expenses of $10.6 million, partially offset by legal expense of approximately $20.0 million related to additional accruals for contingent legal liabilities related to the year ended December 31, 2021, with no comparable activity in 2022; decrease in general expenses of $15.5 million primarily related to expenses recognized in connection with issuance of restricted stock awards as compensation for prior salary reductions during the year ended December 31, 2021 with no comparable activity in the year ended December 31, 2022; decrease in stock based compensation of $5.1 million due to a decrease in headcount specifically in G&A, a decrease in engineering, design and testing related expense and other overhead expenses primarily due to allocations of expenses to Research and development and Sales and Marketing of $5.1 million, a decrease of $1.4 million related to information technology related expenses, a $1.4 million decrease in depreciation and amortization expenses, a decrease of $1.2 million in rent and related expenses and a $0.7 million decrease in non-capitalizable equipment and furniture.
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

Change in Fair Value Measurements

	Year Ended December 31,		Change
(dollars in thousands)	2022 (As Restated)	2021	Amount	%
Change in fair value measurements	$(70,512)	$(22,700)	$(47,812)	210.6%

The increased loss in fair value measurements of $47.8 million for the year ended December 31, 2022, compared to the prior year, was primarily due to the issuances during the period of new notes and warrants measured at fair value at each reporting period, resulting in a charge to fair value measurement expense due to their favorable conversion and exercise features, which was partially offset by notes payable, related party notes payable and warrant liabilities that were measured at fair value in the comparative period in 2021 and were converted during 2022.
Interest Expense

	Year Ended December 31,		Change
(dollars in thousands)	2022 (As Restated)	2021	Amount	%
Interest expense	$(5,561)	$(30,181)	$24,620	(81.6%)
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
Other Expense, net

	Year Ended December 31,		Change
(dollars in thousands)	2022 (As Restated)	2021	Amount	%
Other expense, net	$(12,796)	$(5,668)	$(7,128)	125.8%
The change in other expense, net was primarily due to change in unrealized loss driven by change in exchange rate.

Loss on Settlement of Related Party Notes Payable, Notes Payable, and Vendor Payables in Trust, Net

	Year Ended December 31,		Change
(dollars in thousands)	2022 (As Restated)	2021	Amount	%
Loss on settlement of related party notes payable, notes payable and vendor payables in trust, net	$(73,204)	$(86,904)	$13,700	(15.8%)
The loss in the year ended December 31, 2022 represents a $65.5 million loss on settlement of SPA Notes and ATW NPA Notes due to their conversion into Class A Common Stock and a $7.7 million loss on extinguishment due to the change in the conversion price relating to an amendment to convertible notes issued during the period. The loss in the year ended December 31, 2021 represents the conversion of certain related party notes payable, notes payable, and vendor payables in trust to equity at $10 per share which was below the fair value of the stock on the date of conversion in connection with the closing of the Business Combination.
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

Since August 14, 2022, the Company has obtained commitments from several investors totaling $267.0 million in new convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $171.4 million under these commitments has been funded to date, through which the Company has received $150.4 million (net of original discount and transaction costs). The Company had the right to force the conversion of the warrants underlying the Warrant Reserve, as such term is defined in Note 15, Stockholders' Equity, in the notes to the Consolidated Financial Statements for the years ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K, for a total exercise price of $20.0 million in cash ($9.4 million of which has been funded to the Company), upon the completion of certain milestones and conditions. The right to force exercise of the Warrant Reserve expired upon the holders exercising their warrants during 2023. In February 2023, Senyun and a purchaser affiliated with ATW Partners LLC exercised 20% of their respective options to purchase additional senior secured notes and SPA Warrants of the Company under the same terms as the Incremental Notes. The Company received aggregated gross proceeds of $18.0 million ($16.2 million net of original issuance discount) in exchange for such issuances. The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments, which have exacerbated the supply chain pressures on FF’s business. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including reducing spending, extending payment cycles and implementing other similar measures. If our ongoing capital raising efforts are unsuccessful or significantly delayed, or if we experience prolonged material adverse trends in our business, our production will be delayed or decreased, and our actual use of cash, production volume and revenue for 2023 will vary from our previously disclosed forecasts, and such variances may be material. While FF is actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise additional capital on terms acceptable to it or at all. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Incremental capital needs beyond March 2023 to fund development of the Company’s remaining product portfolio will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.

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

Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,526.8 million as of December 31, 2022. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $991.0 million which it used to settle certain liabilities and the remainder of which management has used to finance the ongoing operations of the business.

The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 10, Related Party Notes Payable and Note 11, Notes Payable), the sale of Preferred and Common Stock (see Note 15, Stockholders' Equity) and the net proceeds received from the Business Combination and the PIPE Financing (see Note 4, Business Combination) in the notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

The Company’s ongoing liquidity needs will depend on the extent to which the Company’s actual costs vary from the Company’s estimates and the Company’s ability to control these costs, as well as the Company’s ability to raise additional funds. The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials, potential impact of the COVID-19 pandemic, and general macroeconomic conditions. Refer to Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K/A for a full discussion of the risks. The Company’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties. The Company expects to continue to generate significant operating losses for the foreseeable future. The plans are dependent on the Company being able to continue to raise significant amounts of capital through the issuance of additional notes payable and equity securities.

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

Significant Related Party Notes Payable and Notes Payable Facilities

The Company has been significantly funded by notes payable from related parties and third parties. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer. For more information on the outstanding related party notes payable and notes payable as well as the related schedules of maturities, see Note 10, Related Party Notes Payable, and Note 11, Notes Payable, of the notes to the consolidated financial statements included in this Annual Report on From 10-K.

Related party notes payable consists of the following as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Balance as of December 31, 2022 (As Restated)	Interest Expense for the Year Ended December 31, 2022	Interest Expense for the Year Ended December 31, 2021
Related party notes - China (as restated) (1)	December 31, 2023	12.0%	$5,209	$3,879	$3,369
Related party notes – China various other	Due on Demand	—%	3,755	—	—
			$8,964	$3,879	$3,369

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Net Carrying Value at 12/31/21
Related party notes - China	Due on Demand	18.00%	$9,411	$9,411
Related party notes - China various other	Due on Demand	0.00%	4,244	4,244
Total related party notes payable			$13,655	$13,655

Schedule of Principal Maturities of Related Party Notes Payable

The future scheduled principal maturities of related party notes payable as of December 31, 2022 and December 31, 2021 were as follows:

Year ended December 31, 2022

Due on demand	$3,755
2023 (as restated)	5,209
$8,964

Year ended December 31, 2021
Due on demand	$13,655

Notes payable consists of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Twelve Months Ended December 31, 2022 (As Restated)
Bridge Notes (as restated) (4)	October 27, 2028	10%	$36,622	$264	$(10,878)	$26,008	$—
Notes payable – China other	Due on Demand	—%	4,997	—	—	4,997	—
Auto loans	October 26, 2026	7%	100	—	—	100	7
			$41,719	$264	$(10,878)	$31,105	$7

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value
March 1, 2021 Notes	March 1, 2022	14.00%	$55,000	$7,692	$(5,997)	$56,695
August 26, 2021 Notes	March 1, 2022	14.00%	30,000	1,011	(87)	30,924
June 9, 2021 Note 1 and Note 2	December 9, 2022	—%	40,000	8,503	(9,522)	38,981
August 10, 2021 Optional Notes	February 10, 2023	15.00%	33,917	12,283	(11,518)	34,682
Notes payable - China various other	Due on demand	—%	5,458	—	—	5,458
Notes payable	April 17, 2022	1.00%	193	—	—	193
Auto loans	Various	Various	121	—	—	121
Total notes payable			$164,689	$29,489	$(27,124)	$167,054

Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of December 31, 2022 and December 31, 2021 are as follows:

Year ended December 31, 2022

Due on demand	$4,997
2026	100
2028	36,622
41,719

Years ended December 31, 2021
2022	130,772
2023	33,917
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

The Company has recognized a full valuation allowance as of December 31, 2022 and 2021 since, in the judgment of management given the Company’s history of losses, the realization of these assets was not considered more likely than not. The valuation allowance was $361,804 and $256,413 as of December 31, 2022 and 2021, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary timing differences become deductible.

Recent Accounting Pronouncements
See Note 1 in the sections titled “Recent Accounting Pronouncements” as referred to in FF’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A for a discussion about our recently adopted accounting pronouncements and the recently issued accounting pronouncements not yet adopted which are determined to be applicable to the Company.
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

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2022 financial statements to correct misstatements.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred operating losses since inception, has continued cash outflows from operating activities, and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

March 9, 2023, except for the effects of the restatement discussed in Note 2, as to which the date is August 21, 2023

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 (not presented herein) to the consolidated financial statements appearing in the 2021 Annual Report on Form 10-K, the Company has suffered recurring losses from operations and has cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 (not presented herein). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Faraday Future Intelligent Electric Inc.
Consolidated Balance Sheets
Years Ended December 31, 2022 and 2021
(in thousands, except share and per share data)

	2022	2021
	As Restated
Assets
Current assets
Cash	$16,968	$505,091
Restricted cash	1,546	25,386
Deposits	44,066	63,370
Other current assets	21,946	13,410
Total current assets	84,526	607,257
Property and equipment, net	418,682	293,135
Operating lease right-of-use assets	19,588	—
Other non-current assets	6,492	7,040
Total assets	$529,288	$907,432
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$91,603	$37,773
Accrued expenses and other current liabilities	65,709	87,938
Bridge warrants	92,781	—
Related party accrued interest	—	11,231
Accrued interest	189	8,263
Operating leases liabilities, current portion	2,538	—
Finance leases liabilities, current portion	1,364	2,574
Related party notes payable	8,964	13,655
Notes payable, current portion	5,097	132,372
Total current liabilities	268,245	293,806
Finance leases liabilities, less current portion	6,570	7,570
Operating leases liabilities, less current portion	18,044	—
Other liabilities	9,429	3,720
Notes payable, less current portion	26,008	34,682
Total liabilities	328,296	339,778
Commitments and contingencies (Note 14)
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 815,000,000 and 750,000,000 shares authorized; 563,346,216 and 168,693,323 shares issued and outstanding as of December 31, 2022 and 2021, respectively	56	17
Class B Common Stock, $0.0001 par value; 75,000,000 shares authorized; 64,000,588 and no shares issued and outstanding as of December 31, 2022 and 2021, respectively	6	—
Additional paid-in capital	3,724,180	3,482,226
Accumulated other comprehensive income (loss)	3,505	(6,945)
Accumulated deficit	(3,526,755)	(2,907,644)
Total stockholders’ equity	200,992	567,654
Total liabilities and stockholders’ equity	$529,288	$907,432
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2022 and 2021
(in thousands, except share and per share data)

	2022	2021
	As Restated
Operating expenses
Research and development	$299,989	$174,935
Sales and marketing	21,689	17,118
General and administrative	112,771	97,905
Loss on disposal of property and equipment	2,695	64,191
Total operating expenses	437,144	354,149

Loss from operations	(437,144)	(354,149)
Change in fair value measurements	(70,512)	(22,700)
Interest expense	(5,561)	(30,181)
Related party interest expense	(3,879)	(16,663)
Other expense, net	(11,878)	(5,668)
Loss on settlement of related party notes payable, notes payable, and vendor payables in trust, net	(73,204)	(86,904)
Loss before income taxes	(602,178)	(516,265)
Income tax provision	(61)	(240)
Net loss	$(602,239)	$(516,505)

Per share information (Note 18):
Net loss per Common Stock – Class A and Class B – basic and diluted	$(1.64)	$(2.21)
Weighted average Common Stock outstanding – Class A and Class B – basic and diluted	367,254,444	233,390,675

Total comprehensive loss
Net loss	$(602,239)	$(516,505)
Change in foreign currency translation adjustment	10,450	(971)
Total comprehensive loss	$(591,789)	$(517,476)
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2022 and 2021
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	93,099,596	$9	64,000,588	$6	$1,817,760	$(5,974)	$(2,391,139)	$(579,338)
Conversion of The9Conditional Obligation	423,053	—	—	—	2,863	—	—	2,863
Conversion of related party notes payable into Class A Common Stock (Note 10)	22,454,776	2	—	—	294,794	—	—	294,796
Conversion of notes payable into Class A Common Stock (Note 11)	7,688,153	1	—	—	98,374	—	—	98,375
Issuance of Class A Common Stock in the Business Combination, net of transaction costs (Note 4)	27,798,411	3	—	—	170,111	—	—	170,114
Conversion of assumed PSAC convertible and promissory notes payable into Class A Common Stock (Note 10)	80,000	—	—	—	790	—	—	790
Conversion of liabilities into Class A Common Stock in the Business Combination (Note 4)	22,586,392	3	—	—	311,795	—	—	311,798
Conversion of liabilities into the commitment to issue Class A Common Stock in the Business Combination (Note 4)	—	—	—	—	25,877	—	—	25,877
Legacy FF Ordinary Stock exchanged in the Business Combination for a commitment to issue Class A and Class B Common Stock (Note 4)	(87,273,528)	(9)	(64,000,588)	(6)	15	—	—	—
Issuance of Class A Common Stock in the PIPE Financing, net of transaction costs (Note 4)	76,140,000	8	—	—	692,397	—	—	692,405
Settlement of lawsuit with issuance of vested stock options (Note 15)	—	—	—	—	8,459	—	—	8,459
Settlement of accrued rent with issuance of vested stock options	—	—	—	—	951	—	—	951
Vesting of restricted stock award for employee bonus	1,350,970	—	—	—	18,617	—	—	18,617
Stock-based compensation	—	—	—	—	11,345	—	—	11,345
Exercise of stock options	4,388,596	—	—	—	10,587	—	—	10,587
Settlement of receivables through receipt of Class A Common Stock	(43,096)	—	—	—	(105)	—	—	(105)
Issuance of warrants	—	—	—	—	17,596	—	—	17,596
Foreign currency translation adjustment	—	—	—	—	—	(971)	—	(971)
Net loss	—	—	—	—	—	—	(516,505)	(516,505)
Balance as of December 31, 2021	168,693,323	$17	—	$—	$3,482,226	$(6,945)	$(2,907,644)	$567,654
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2022 and 2021
(in thousands, except share data)

	Commitment to Issue Class A Common Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
			(As Restated)				(As Restated)		(As Restated)	(As Restated)
Balance as of December 31, 2021	—	$—	168,693.323	$17	—	$—	$3,482,226	$(6,945)	$(2,907,644)	$567,654
Reclassification of obligation to issue registered shares of Class A Common Stock upon adoption of ASU 2020-06	—	32,900	—	—	—	—	—	—	(20,265)	(20,265)
Reclassification of deferred gain upon adoption of ASC 842	—	—	—	—	—	—	—	—	3,393	3,393
Conversion of notes payable into Class A Common Stock (Note 11) (as restated)	—	—	257,041,879	26	—	—	164,043	—	—	164,069
Class A Common Stock to be delivered for conversion of notes payable (Note 11) (as restated)	—	—	—	—	—	—	—	—	—	—
Issuance pursuant to commitment to issue registered shares	—	(32,900)	2,387,500	—	—	—	32,900	—	—	32,900
Stock-based compensation (as restated)	—	—	—	—	—	—	17,664	—	—	17,664
Chongqing related party note payable restructuring (Note 10) (as restated)	—	—	—	—	—	—	16,841	—	—	16,841
Exercise of stock options and settlement on restricted stock tax withholding	—	—	4,100,008	—	—	—	9,015	—	—	9,015
Exercise of warrants (as restated)	—	—	29,102,536	3	—	—	7,416	—	—	7,419
Amended exercise price of ATW NPA warrants (Note 15)	—	—	—	—	—	—	1,238	—	—	1,238
Transfer of private warrants to unaffiliated parties	—	—	—	—	—	—	264	—	—	264
Repurchase and retirement of Class A Common Stock	—	—	(96,759)	—	—	—	(767)	—	—	(767)
Receipt of Class A Common Stock in consideration of exercises of options	—	—	(311,878)	—	—	—	(669)	—	—	(669)
Issuance of shares pursuant to the commitment to issue Class A and Class B Common Stock	—	—	89,152,131	9	64,000,588	6	(15)	—	—	—
Issuance of shares for restricted stock vesting	—	—	12,488,460	1	—	—	(1)	—	—	—
Liability for insufficient authorized shares related to stock options and RSUs	—	—	—	—	—	—	(3,977)	—	—	(3,977)
Liability for insufficient authorized shares related to earnout	—	—	—	—	—	—	(2,250)	—	—	(2,250)
Issuance of SEPA commitment shares of Class A Common Stock (see Note 9) (as restated)	—	—	789,016	—	—	—	252	—	—	252
Foreign currency translation adjustment	—	—	—	—	—	—	—	10,450	—	10,450
Net loss (as restated)	—	—	—	—	—	—	—	—	(602,239)	(602,239)
Balance as of December 31, 2022 (as restated)	$—	$—	563,346,216	$56	64,000,588	$6	$3,724,180	$3,505	$(3,526,755)	$200,992
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2022 and 2021
(in thousands)

	2022	2021
	As Restated
Cash flows from operating activities
Net loss	$(602,239)	$(516,505)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	2,975	2,979
Amortization of operating lease right-of-use assets and intangible assets	2,520	368
Stock-based compensation	17,664	11,345
Vesting of restricted stock awards for employee bonus	—	18,617
Loss on disposal of property and equipment	2,695	64,191
Change in fair value measurement of related party notes payable and notes payable	(22,281)	22,700
Change in fair value measurement of warrant liability	92,781	—
Loss (gain) on foreign exchange	2,484	(845)
Loss (gain) on forgiveness of accounts payable and deposits, net (see Note 6)	5,200	(7,005)
Non-cash interest expense	8,403	41,014
Loss on extinguishment of related party notes payable, notes payable and vendor payables in trust, net	73,204	86,904
Gain on forgiveness of vendor payables in trust	—	(1,731)
Reserve for unrecoverable value added taxes	—	6,404
Other	1,028	842
Changes in operating assets and liabilities:
Deposits	10,874	(48,503)
Other current and non-current assets	(9,700)	(16,906)
Accounts payable	60,369	(36,625)
Accrued expenses and other current and non-current liabilities	(14,947)	31,824
Operating lease liabilities	(1,620)	—
Accrued interest expense	(12,468)	—
Transfers between vendor payables in trust and accounts payable	—	1,167
Net cash used in operating activities	(383,058)	(339,765)
Cash flows from investing activities
Payments for property and equipment	(123,222)	(95,681)
Net cash used in investing activities	(123,222)	(95,681)
Cash flows from financing activities
Proceeds from notes payable, net of original issuance discount	73,800	172,031
Proceeds from exercise of stock options	9,535	10,587
Payments of notes payable issuance costs	(3,834)	(3,355)
Payments of notes payable, including liquidation premium	(87,279)	(48,210)
Payments of related party notes payable	(517)	(38,217)
Proceeds from exercise of warrants	4,229	—
Repurchase and retirement of Common Stock	(767)	—
Payments of finance lease obligations	(1,888)	—
Payments of capital lease obligations	—	(3,212)
Proceeds from issuance of Class A Common Stock in the Business Combination	—	229,583
Proceeds from issuance of Class A Common Stock pursuant to the PIPE Financing	—	761,400
Transaction costs paid in connection with the Business Combination	—	(23,148)
Transaction costs paid in connection with the PIPE Financing	—	(61,130)
Payments of vendor payables in trust	—	(27,722)
Transfers between vendor payables in trust and accounts payable	—	(1,167)
Proceeds from related party notes payable	—	200
Payments of stock issuance costs	—	(1,071)
Net cash (used in) provided by financing activities	(6,721)	966,569
Effect of exchange rate changes on cash and restricted cash	1,038	(2,473)
Net (decrease) increase in cash and restricted cash	(511,963)	528,650

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

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	2022	2021
Cash	$16,968	$505,091
Restricted cash	1,546	25,386
Total cash and restricted cash, end of period	$18,514	$530,477

Supplemental disclosure of cash flow information
Cash paid for interest	$13,577	$6,317

Supplemental disclosure of noncash investing and financing activities
Recognition of operating ROU assets and lease liabilities as part of the adoption of ASC 842 and for new operating leases entered into during the year ended December 31, 2022	$21,865	$—
Conversion of convertible note to equity	164,069	98,375
Issuance of warrants	9,938	17,596
Additions of property and equipment included in accounts payable and accrued expenses (as restated)	12,268	863
Troubled debt restructuring accounted for as a capital transaction (as restated)	16,841	—
Liability for insufficient authorized shares related to stock options and restricted stock units	3,976	—
Liability for insufficient authorized shares related to earnout	2,250	—
Settlement of finance leases with prepaid deposit	709	—
Issuance pursuant to commitment to issue registered shares	32,900	—
Receipt of class A Common Stock in consideration of exercises of options	669	—
Class A Common Stock to be delivered for conversion of notes payable (Note 11) (as restated)	—	—
Transfer of private warrants to unaffiliated parties	264	—
Conversion of related party notes payable and related party accrued interest into Class A Common Stock	—	294,796
Conversion of assumed convertible and promissory notes payable into Class A Common Stock and Private Warrants	—	1,080
Conversion of The9 Conditional Obligation to Class A Common Stock	—	2,863
Supplemental disclosure of noncash investing and financing activities related to the Business Combination
Exchange of Legacy FF redeemable preference stock for a commitment to issue Class A Common Stock	$—	$859,182
Exchange of Legacy FF convertible preferred stock for a commitment to issue Class B Common Stock	—	697,611
Settlement of notes payable and accrued interest for a commitment to issue Class A Common Stock	—	68,541
Settlement of related party notes payable and related party accrued interest for a commitment to issue Class A Common Stock	—	69,218
Settlement of vendor payables in trust for a commitment to issue Class A Common Stock	—	96,186
Reclassification of deferred transaction costs paid in prior periods against the proceeds received in the Business Combination	—	7,865

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
On July 21, 2021 (the “Closing Date”), the Company consummated a business combination pursuant to an Agreement and Plan of Merger dated January 27, 2021 (as amended, the “Merger Agreement”), by and among the Company, PSAC Merger Sub Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands and wholly-owned subsidiary of PSAC (“Merger Sub”), and Legacy FF. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Legacy FF, with Legacy FF surviving the merger as a wholly-owned subsidiary of the Company (the “Business Combination”). Upon the consummation of the Business Combination (the “Closing”), PSAC changed its name from “Property Solutions Acquisition Corp.” to “Faraday Future Intelligent Electric Inc.” For more information regarding the Business Combination, see Note 4, Business Combination.
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
Reclassification of Presentation in the Company’s Consolidated Statements of Cash Flow
Depreciation and amortization of comparative prior period in the Company’s Consolidated Statements of Cash Flows were reclassified to conform with its current presentation of Depreciation and amortization in the Company’s Consolidated Statement of Cash Flows. In the Consolidated Statement of Cash Flows for the year ended December 31, 2021, we have reclassified (1) $0.4 million of amortization of intangibles from Depreciation and amortization to Amortization of operating lease right-of-use assets and intangible assets; and (2) $4.6 million of expenses recognized out of pre-paid software subscriptions related to the Company’s master agreement with Palantir (see Note 6, Deposits and Other Current Assets) and $0.2 million of expenses recognized out of prepaid other noncurrent assets from Depreciation and amortization to Other current and non-current assets. The total cash used in operating activities for the year ended December 31, 2021 is not changed as a result of these reclassifications.
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
ASC 825-10, Financial Instruments, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company has elected to apply the fair value option to certain related party notes payable and notes payable with conversion features as discussed in Note 9, Fair Value of Financial Instruments. The Company did not separately report interest expense attributable to the notes payable accounted for pursuant to the fair value option in the Consolidated Statements of Operations and Comprehensive Income (Loss) because such interest was included in the determination of the fair value of the notes payable and changes thereto.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, consisting primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets (or asset groups) may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to the assets carrying values. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Assets classified as held for sale are also assessed for impairment and such amounts are determined at the lower of the carrying amount or fair value, less costs to sell the asset. No impairment charges were recorded during the years ended December 31, 2022 and 2021. See Note 7, Property and Equipment, Net for a discussion of disposals of Construction in process during the year ended December 31, 2022 and 2021.
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”), which outlines a comprehensive lease accounting model that supersedes the previous lease guidance. The guidance requires lessees to recognize lease liabilities and corresponding right-of-use (“ROU”) assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard on

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
January 1, 2022 using the modified retrospective basis and recorded operating lease ROU assets of $11.2 million and operating lease liabilities of $11.2 million on that date. As part of this adoption, the Company reclassified the deferred gain related to a previous sale and leaseback of $3.4 million to accumulated deficit. The Company elected to apply the package of practical expedients permitted under the transition guidance within ASC 842 which does not require reassessment of initial direct costs, reassessment of the classification of leases as operating or financing, or reassessment of the definition of a lease (see Note 13, Leases). Finance lease liabilities and related property and equipment assets did not change as a result of the adoption of this standard.
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
2.Restatement
On July 11, 2023, the Company announced that the Audit Committee of the Company’s Board of Directors determined, based on the recommendation of management that the Company’s previously issued financial statements included in the 2022 Form 10-K for the period ended December 31, 2022 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and September 30, 2022 (the “Affected Periods”) should no longer be relied upon due to errors identified in the Affected Periods primarily due to an error stemming from a non-cash and non-operating item related to the change in the fair value upon conversion of the notes payable issued under the Company’s debt arrangements. The Company has determined that it is appropriate to correct the misstatements in the Company’s previously issued financial statements and related disclosures by amending the Original Filing and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and September 30, 2022.
In connection with remediating certain material weaknesses in the Company’s internal control over financial reporting previously disclosed in the Original Filing, the Company identified the error in its accounting for the conversion of the notes payable issued under its debt arrangements. The Company previously elected to measure such notes payable at fair value, as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 11, Notes Payable). Between the third quarter of 2022 and the first quarter of 2023 the purchasers converted certain of the notes into the

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Company’s Class A Common Stock. The Company historically erroneously applied debt conversion accounting guidance to the notes payable conversion transactions that is not applicable to debt accounted for under the Company’s fair value accounting policy election, which resulted in such conversions being incorrectly accounted for with a credit to Class A Common Stock and Additional paid-in capital equity equal to the fair value of the notes payable on each conversion date and no conversion gain or loss being recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company should have accounted for such conversions by applying debt extinguishment accounting with a credit to Class A Common Stock and Additional paid-in capital equal to the fair value of the Class A Common Stock issued on each conversion date. Under debt extinguishment accounting the difference between the fair value of the Class A Common Stock issued and the fair value of the debt at each conversion date represents a gain or loss on extinguishment. Accordingly, the Company should have recognized an additional $65.5 million Loss on settlement of notes payable in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2022 (and a corresponding $65.5 million increase in Additional paid-in capital as of December 31, 2022) because the fair value of the Class A Common Stock issued significantly exceeded the fair value of the notes payable converted on each of the various conversion dates during 2022.
During the course of correcting the aforementioned error, the Company identified an error in its accounting for the exercise of its liability-classified warrants that were previously issued in connection with the issuance of certain convertible notes payable under its debt arrangements. Upon exercise of the warrants the Company did not properly reclassify the fair value of the warrant liabilities on each conversion date to Additional paid-in capital. Rather, the Company incorrectly recognized the extinguishment of the warrant liabilities as a gain in the Change in fair value of warrant liabilities in the Statement of Operations and Comprehensive Income (Loss). Accordingly, the Company should have recognized an increase in Additional paid-in capital of $3.2 million as of December 31, 2022 with a corresponding impact on the Change in the fair value of warrant liabilities for the year then ended.
The restated financial information also includes adjustments to correct other immaterial errors, including errors that had previously been adjusted for as out of period corrections in the Affected Periods, the most significant of which is the Company’s $18.1 million understatement of Deposits with vendors and Inventory as of December 31, 2022 due to improperly recognizing such amount as Research and development expense during the fourth quarter of 2022 and subsequently correcting such error as an out of period adjustment during the first quarter of 2023. The other immaterial errors impacting the Company’s financial statements as of December 31, 2022 and for the year then ended relate to Change in fair value measurement of notes payable and warrant liabilities, Interest expense, Stock-based compensation expense, Other expense, net, Property and equipment, Accounts payable, Bridge Warrant liabilities, Accrued interest, Related party notes payable, Additional paid-in capital, Accumulated deficit, and the misclassification of certain expenses between Research and development, Sales and marketing, and General and administrative expenses. The restatement adjustments were tax effected and any tax adjustments reflected in the Affected Periods relate entirely to the tax effect on the restatement adjustments.
In addition to the restatement of the financial statements, certain information within the following notes to the financial statements has been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate: Note 6, Deposits and Other Current Assets; Note 7, Property and Equipment, Net; Note 9, Fair Value of Financial Instruments; Note 10, Related Party Notes Payable; Note 11, Notes Payable; and Note 16, Stock-Based Compensation.
Presented below is a reconciliation from the previously reported to the restated amounts as of December 31, 2022 and for the year then ended. The amounts labeled “As Previously Reported” were derived from the Original Filing. The impacts to the Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2022 as a result of the restatement were due to the changes in the Conversion of notes payable into Class A Common Stock, Class A Common Stock to be delivered for conversion of notes payable, Stock-based compensation expense, Chongqing related party note payable restructuring, Issuance of SEPA commitment shares of Class A Common Stock, and Net loss. In addition, there was no impact to net cash used in operating, investing or financing activities for the year ended December 31, 2022 as a result of the restatement.
The following tables present the effect of correcting these accounting errors on the Company’s previously issued financial statements (in thousands, except share and per share data):

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

Summary of Restatement - Consolidated Balance Sheet

	December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated
Assets
Current assets
Deposits	$26,804	$17,262	$44,066
Other current assets	21,087	859	21,946
Total current assets	66,405	18,121	84,526
Property and equipment, net	417,803	879	418,682
Total assets	$510,288	$19,000	$529,288
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$87,376	$4,227	$91,603
Bridge warrants	95,130	(2,349)	92,781
Accrued interest	1,864	(1,675)	189
Related party notes payable	8,406	558	8,964
Total current liabilities	267,484	761	268,245
Total liabilities	327,535	761	328,296
Commitments and contingencies (Note 14)
Stockholders’ equity
Additional paid-in capital	3,655,771	68,409	3,724,180
Accumulated deficit	(3,476,585)	(50,170)	(3,526,755)
Total stockholders’ equity	182,753	18,239	200,992
Total liabilities and stockholders’ equity	$510,288	$19,000	$529,288

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

Consolidated Statement of Operations and Comprehensive Loss

	Year Ended December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated
Operating expenses
Research and development	$311,084	$(11,095)	$299,989
Sales and marketing	20,772	917	21,689
General and administrative	116,437	(3,666)	112,771
Loss on disposal of property and equipment	2,695	—	2,695
Total operating expenses	450,988	(13,844)	437,144

Loss from operations	(450,988)	13,844	(437,144)
Change in fair value measurements	(69,671)	(841)	(70,512)
Interest expense	(7,236)	1,675	(5,561)
Related party interest expense	(3,879)	—	(3,879)
Other expense, net	(12,544)	666	(11,878)
Loss on settlement of related party notes payable, notes payable, and vendor payables in trust, net	(7,690)	(65,514)	(73,204)
Loss before income taxes	(552,008)	(50,170)	(602,178)
Income tax provision	(61)	—	(61)
Net loss	$(552,069)	$(50,170)	$(602,239)

Per share information (Note 18):
Net loss per Common Stock – Class A and Class B – basic and diluted	$(1.50)	$(0.14)	$(1.64)
Weighted average Common Stock outstanding – Class A and Class B – basic and diluted	367,254,444	—	367,254,444

Total comprehensive loss
Net loss	$(552,069)	$(50,170)	$(602,239)
Change in foreign currency translation adjustment	10,450	$—	10,450
Total comprehensive loss	$(541,619)	$(50,170)	$(591,789)

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Summary of Restatement - Consolidated Statement of Cash Flows

	Year Ended December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated
Cash flows from operating activities
Net loss	$(552,069)	$(50,170)	$(602,239)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	2,975	—	2,975
Amortization of operating lease right-of-use assets and intangible assets	2,520	—	2,520
Stock-based compensation	17,653	11	17,664
Vesting of restricted stock awards for employee bonus	—	—	—
Loss on disposal of property and equipment	2,695	—	2,695
Change in fair value measurement of related party notes payable and notes payable	(25,471)	3,190	(22,281)
Change in fair value measurement of warrant liability	95,130	(2,349)	92,781
Loss (gain) on foreign exchange	2,484	—	2,484
Loss (gain) on forgiveness of accounts payable and deposits, net (see Note 6)	5,200	—	5,200
Non-cash interest expense	10,078	(1,675)	8,403
Loss on extinguishment of related party notes payable, notes payable and vendor payables in trust, net	7,690	65,514	73,204
Gain on forgiveness of vendor payables in trust	—	—	—
Reserve for unrecoverable value added taxes	—	—	—
Other	776	252	1,028
Changes in operating assets and liabilities:
Deposits	28,136	(17,262)	10,874
Other current and non-current assets	(8,841)	(859)	(9,700)
Accounts payable	57,021	3,348	60,369
Accrued expenses and other current and non-current liabilities	(14,947)	—	(14,947)
Operating lease liabilities	(1,620)	—	(1,620)
Accrued interest expense	(12,468)	—	(12,468)
Transfers between vendor payables in trust and accounts payable	—	—	—
Net cash used in operating activities	$(383,058)	$—	$(383,058)

	Year Ended December 31, 2022
	As Previously Reported	Restatement Impacts	As Restated
Supplemental disclosure of noncash investing and financing activities
Conversion of notes payable into Class A Common Stock (Note 11) (as restated)	$99,481	$64,588	$164,069
Additions of property and equipment included in accounts payable and accrued expenses (as restated)	8,041	4,227	12,268
Troubled debt restructuring accounted for as a capital transaction (as restated)	17,399	(558)	16,841
Class A Common Stock to be delivered for conversion of notes payable (Note 11) (as restated)	926	(926)	—
3.Liquidity and Capital Resources and Going Concern
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. Based on its recurring losses from operations since inception and continued cash outflows from operating activities (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these Consolidated Financial Statements were issued.
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities,

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
and has an accumulated deficit of $3,526.8 million of December 31, 2022. The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 10, Related Party Notes Payable and Note 11, Notes Payable), the sale of Preferred and Common Stock (see Note 15, Stockholders' Equity), and the net proceeds received from the Business Combination and the PIPE Financing (see Note 4, Business Combination).
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
As part of the SPA, as amended (as defined in Note 11, Notes Payable), the Company has obtained commitments from several investors totaling $267.0 million in new convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $171.4 million under these commitments has been funded to date, through which the Company has received $150.4 million (net of original discount and transaction costs). The right to force exercise of the Warrant Reserve expired upon the holders exercising their warrants during 2023. In February 2023, Senyun and a purchaser affiliated with ATW Partners LLC exercised 20% of their respective options to purchase additional senior secured notes and SPA Warrants of the Company under the same terms as the Incremental Notes. The Company received aggregated gross proceeds of $18.0 million ($16.2 million net of original issuance discount and transaction costs) in exchange for such issuances.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials and other potential impact of the COVID-19 pandemic. Refer to the section titled, “Risk Factors” in this Form 10-K/A for a full discussion of the risks associated with the COVID-19 pandemic. The Company’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
4.Business Combination
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
On the Closing Date, and in accordance with the terms and conditions of the Merger Agreement, all issued and outstanding Legacy FF Ordinary Stock and Convertible Preferred Stock were cancelled and converted into the holder’s right to receive shares of the Company’s Common Stock at the exchange ratio of 0.14130 (“Exchange Ratio”). Gross proceeds from the PSAC trust account were $229.6 million, out of which the Company received $206.4 million in cash, after netting PSAC’s transaction costs related to the Business Combination, and redemptions of $0.2 million. Each non-redeemed outstanding share of Common Stock of PSAC was converted into one share of Class A Common Stock of the Company. The shares of Legacy FF held by Legacy FF shareholders were converted into the right to receive 127,949,403 shares of the Company’s Class A Common Stock and 64,000,588 shares of the Company’s Class B Common Stock. The conversion of the right to receive shares in the Company into Class A Common Stock or Class B Common Stock is subject to the shareholders executing and delivering certain customary documents to the Company’s transfer agent (see Note 15, Stockholders' Equity).
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
Notes to Consolidated Financial Statements
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
Pursuant to the terms of the Merger Agreement, immediately prior to the Closing, all of the issued and outstanding Class B Convertible Preferred Stock held by FF Top Holding LLC (which, as of February 2023, changed its name to FF Global Partners Investment LLC) (“FF Top”) converted into Legacy FF Class B Ordinary Stock at a ratio of 1:1. Upon the consummation of the merger, these shares were cancelled and converted into the holder’s right to receive 64,000,588 shares of Class B Common Stock using the Exchange Ratio. Similarly, immediately prior to the Closing, all other outstanding shares of Legacy FF converted into Legacy FF Class A Ordinary Stock at a ratio of 1:1. Upon the consummation of the merger, these shares were cancelled and converted into the holder’s right to receive 127,949,403 shares of Class A Common Stock using the Exchange Ratio. Each of the Company’s options that were outstanding immediately prior to the closing of the Business Combination remained outstanding and converted into the right to purchase Class A Common Stock equal to the number of original Legacy FF’s Ordinary Stock, subject to such options, multiplied by the Exchange Ratio at an exercise price per share equal to the current exercise price per share for such option divided by the Exchange Ratio for aggregate outstanding options of 42,193,512 under the EI Plan and the STI Plan (defined under Note 16, Stock-Based Compensation) as of the Closing. The outstanding warrants issued to a U.S.-based investment firm were adjusted to increase the shares allowed to be purchased to 2,687,083 shares of Class A Common Stock at an exercise price of $10.00 per share, in accordance with a down-round provision included in the warrant agreements (see Note 11, Notes Payable). The aggregate amount of shares of Class A Common Stock issuable upon exercise of these outstanding options and warrants is 44,880,595.
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
Settlement of Liabilities and Commitment to Issue Shares
In conjunction with the closing of the Business Combination, the Company paid $139.6 million in cash and committed to issue 24,464,994 shares of Class A Common Stock at a value of $10.00 per share to settle liabilities of the Company and to compensate current and former employees, including: (i) notes payable principal amounts of $85.2 million and accrued interest of $7.4 million; (ii) related party notes payable principal amounts of $91.4 million and accrued interest of $13.6 million; (iii) interests in the Vendor Trust of $124.7 million, including payables of $103.0 million and purchase orders in the amount of $8.4 million related to goods and services yet to be received, and accrued interest thereon of $13.3 million; (iv) $19.8 million of amounts due to vendors; and (v) $9.6 million to current and former employees as a bonus. In addition, the Company issued 1,350,970 restricted stock awards, net of forfeitures, to current employees as a bonus (see Note 16, Stock-Based Compensation).

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
** The Company committed to issue 6,921,814 shares of Class A Common Stock to convert related party notes payable (see Note 10, Related Party Notes Payable), 6,854,013 shares of Class A Common Stock to convert notes payable (see Note 11, Notes Payable), 9,618,542 shares of Class A Common Stock to convert liabilities in the Vendor Trust (see Note 12, Vendor Payables in Trust), 838,040 shares of Class A Common Stock to convert Future Work, and 232,585 shares of Class A Common Stock to settle other vendor liabilities.
Subsequent to the closing of the Business Combination, the Company issued 80,000 shares of Class A Common Stock and 80,000 Private Warrants to settle related party notes of PSAC with an aggregate principal amount of $0.8 million (see Note 10, Related Party Notes Payable).
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
(1) The Company issued Convertible Preferred Stock Class A-3 immediately prior to the Closing of the Business Combination to settle certain notes payable (see Note 11, Notes Payable). These shares converted into a commitment to issue Class A Common Stock upon the Closing.
Retroactive Application of Reverse Recapitalization to the Consolidated Statements of Operations and Comprehensive Loss
Based on the retroactive application of the reverse recapitalization to the Company’s Consolidated Statements of Stockholders’ Equity (Deficit), the Company recalculated the weighted average shares for the year ended December 31, 2021. The redeemable preference stock and convertible preferred stock was converted to Legacy FF Ordinary Stock as of December 31, 2020, and combined with the basic and diluted weighted-average Legacy FF Ordinary Stock which was retroactively converted to the Company’s Class A Common Stock using the Exchange Ratio to conform to the recast Consolidated Statements of Stockholders’ Equity (Deficit) (see Note 18, Net Loss per Share).
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
5.Variable Interest Entities and Joint Ventures
The The9 Arrangement
On March 24, 2019, the Company entered into a Joint Venture Agreement (“JVA”) with The9 Limited (“The9”). Pursuant to the JVA, the Company and The9 agreed to establish an equity joint venture in Hong Kong, which would in turn establish a wholly-owned subsidiary in China, intended to engage in the business of manufacturing, marketing, selling and distributing the planned Faraday Future Icon V9 model electric vehicle in China. The Company and The9 would each be 50% owners of the joint venture. The9 made a $5.0 million non-refundable initial deposit (“The9 Conditional Obligation”) to the Company to participate in the joint venture. The9 had the right to convert the initial deposit into various classes of stock in the Company. For accounting purposes, the deposit is a financial instrument that embodies a conditional obligation that the issuer may settle by issuing a variable number of shares. The9 Conditional Obligation was measured at fair value, was remeasured at each reporting period, and represented a Level 3 financial instrument under the fair value hierarchy (see Note 9, Fair Value of

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Financial Instruments). On November 22, 2020, the parties entered into an agreement to convert the initial deposit into 423,053 shares of Class A Common Stock of the Company, which were issued on February 23, 2021. Neither the Company nor The9 have made contributions to the joint venture as of December 31, 2022 and 2021, and it has yet to commence business activities.
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
6.Deposits and Other Current Assets (As Restated)
Deposits and other current assets consists of the following as of December 31 (dollars in thousands):

	2022 (As Restated)	2021
Deposits
Deposits for research and development, prototype parts and other (as restated)	$40,879	$54,990
Deposits for Future Work	3,187	8,380
Total deposits	$44,066	$63,370

Other current assets
Prepaid expenses	$14,437	$11,119
Other current assets (as restated)	7,509	2,291
Total other current assets	$21,946	$13,410

During the years ended December 31, 2022 and 2021, the Company made deposits for R&D services, prototype parts, and other with its vendors, which support the Company’s ongoing R&D efforts and operations. The Company expenses deposits as the services are provided and prototype parts are received. As a result of the settlement of interests in the Vendor Trust, certain suppliers to the Company were issued Class A Common Stock and cash for goods and services yet to be received (“Future Work”) which was recorded as part of deposits. As a result of the suspension of projects with specific suppliers, Deposits for Future Work were expensed totaling $5.2 million for the year ended December 31, 2022. No goods and services were received against Future Work as of December 31, 2022 and 2021 (see Note 12, Vendor Payables in Trust).
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
7.Property and Equipment, Net (As Restated)
Property and equipment, net, consists of the following as of December 31 (dollars in thousands):

	2022 (As Restated)	2021
Buildings	$19,395	$14,180
Computer hardware	3,112	3,051
Tooling, machinery and equipment	9,542	8,868
Vehicles	337	337
Computer software	4,212	1,032
Leasehold improvements	383	297
Construction in process (as restated)	393,814	275,048
Less: Accumulated depreciation	(12,113)	(9,678)
Total property and equipment, net	$418,682	$293,135
The Company’s construction in process (“CIP”) is primarily related to the construction of tooling, machinery and equipment for the Company’s production facility in Hanford, California. Tooling, machinery, and equipment are either held at Company facilities, primarily the Hanford plant, or at the vendor’s location until the tooling, machinery and equipment is completed. Of the $393.8 million and $275.0 million of CIP, $195.7 million and $43.5 million is held at Company facilities and $198.1 million and $231.6 million is held at vendor locations as of December 31, 2022 and 2021, respectively.
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
8.Accrued Expenses and Other Current Liabilities
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
9.Fair Value of Financial Instruments (As Restated)

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

Notes Payable
The Company has elected to measure certain notes payable at fair value. Specifically, the Optional Notes and the June 2021 Notes (as defined below), issued pursuant to the Note Purchase Agreement (“NPA”), and the Bridge Notes (as defined below), issued pursuant to the SPA (as defined below), as amended as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 11, Notes Payable). The Company used a binomial lattice model to value the notes payable which is widely used for valuing convertible notes. The significant assumptions used in the binomial lattice model include the risk-free rate, annual dividend yield, expected life, and volatility of the Company's stock.
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

Ares Warrants
In conjunction with notes payable agreements entered into with Ares Capital Corporation (“Ares”) on March 1, 2021 (see Note 11, Notes Payable), the Company agreed to issue warrants to purchase a variable number of the Company’s shares (“Ares Warrants”). The commitment to issue the Ares Warrants initially met the definition of a derivative and did not meet the equity scope exception in ASC 815-40 as the warrants were not considered indexed to the entity’s own equity given the variable number of underlying shares and exercise prices, and the fair value was recorded as a liability. The Company determined the commitment to issue warrants was a liability as of March 1, 2021, and estimated the fair value of the warrants to be $5.0 million. Upon issuance of the Ares Warrants on August 5, 2021, the number of shares underlying the Ares Warrants and exercise price were fixed at 670,092 and $10.00 per share, respectively, and the Ares Warrants met all other requirements of the equity scope exception under ASC 815-40. The issuance of the warrants satisfied the commitment to issue warrants. As such, the Ares Warrants were determined to be equity classified and were recorded in APIC. The Company determined that the fair value of the Ares Warrants as of August 5, 2021 was $2.5 million.
The Company used the Black-Scholes option pricing model to value the Ares Warrants. The Black-Scholes model requires the use of several assumptions including, the exercise price of the warrant, the term over which the warrants can be exercised, the risk-free rate, the underlying stock price, and the volatility of the underlying stock price.
ATW NPA Warrants
In conjunction with notes payable issued under the NPA (see Note 11, Notes Payable), on various dates in September 2020, January 2021 and March 2021, the Company issued warrants to a US-based investment firm to purchase an aggregate of 1,187,083 shares of Class A Common Stock with exercise price of $10.00 per share and expiration dates 7 years from the dates of issuance, which were adjusted for down-round provisions in the original warrant agreements. The fair value of the warrants was recorded in APIC because the warrants met the derivative accounting scope exception in ASC 815-40 for certain contracts involving an entity’s own stock. The Company estimated the fair value of warrants issued in January 2021 and March 2021 to be $2.0 million and the fair value of the warrants issued in September 2020 to be $0.5 million, which were included in APIC on the Consolidated Balance Sheets. The Company utilized the Black-Scholes valuation model to value the September 2020, January 2021, and March 2021 warrants. The Black-Scholes model requires the use of several assumptions including the warrant exercise price, the term of the warrants, the risk-free rate, the underlying stock price, and the volatility of the underlying stock price. On August 10, 2021, these warrants were replaced with the issuance of warrants with the rights to purchase 1,187,083 shares of Class A Common Stock at an exercise price of $10.00 per share and with the same expiration dates as the previous warrants. The number of shares and exercise prices were adjusted for down-round provisions in the original warrant agreements.
In conjunction with the issuance of additional notes payable to the same US-based investment firm on June 9, 2021 (see Note 11, Notes Payable), the Company issued warrants to purchase up to 1,500,000 shares of Class A Common Stock with an exercise price of $10.00 per share and an expiration date 7 years from the date of issuance, which were adjusted for down-round provisions in the original warrant agreements. The Company determined the warrants are indexed to the Company’s own stock and, as such, meet the scope exception in accordance with ASC 815-40. Upon their issuance, the Company estimated the fair value of the warrants to be $5.1 million, which is recorded in APIC on the Consolidated Balance Sheets as of December 31, 2021. The Company utilized the Black-Scholes valuation model to value the warrants.
In conjunction with the issuance of the Optional Notes on August 10, 2021 (see Note 11, Notes Payable), the Company issued warrants to purchase up to 1,187,083 shares of Class A Common Stock with an exercise price of $10.00 per share and an expiration date of August 10, 2028. The fair value of the warrants was recorded in equity because the warrants meet the derivative accounting scope exception in ASC 815-40 for certain contracts involving an entity’s own stock. The Company estimated the fair value of the warrants to be $8.0 million, which is included in APIC on the Consolidated Balance Sheets as of December 31, 2021. The Company utilized a Black-Scholes valuation model to value the August 10, 2021 warrants. The Black-

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Scholes model requires the use of several assumptions including the warrant exercise price, the term of the warrants, the risk-free rate, the underlying stock price, and the volatility of the underlying stock price.

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
Public and Private Warrants
Upon the Closing of the Business Combination, the Company assumed 22,977,568 Public Warrants and 594,551 Private Warrants from PSAC. The Company also issued 80,000 Private Warrants to settle related party notes of PSAC (see Note 4, Business Combination). The Public Warrants are indexed to the Company’s own stock and, as such, meet the scope exception in accordance with ASC 815-40 to be classified in equity. The Private Warrants are classified as liabilities and the fair value is included in Other Liabilities, Less Current Portion on the Consolidated Balance Sheets. The Company valued the Private Warrants using a binomial lattice model. Inherent in a binomial lattice model are assumptions related to risk free rate, annual dividend yield, expected warrant life, and volatility of the Company's stock. The Company estimated the fair value of the Private Warrants to be $2.2 million upon their assumption from PSAC on July 21, 2021 and $0.1 million and $0.6 million as of December 31, 2022 and 2021, respectively. Changes in the fair value of the Private Warrants are recorded in Change in Fair Value Measurements in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy (dollars in thousands):

	December 31, 2022 (As Restated)
	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$—	$—	$26,008
Private warrants	—	—	52
Bridge warrants (as restated)	—	—	92,781

	December 31, 2021
	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$—	$—	$161,282
Private warrants	—	—	642
Obligation to issue registered shares of Class A Common Stock	—	—	12,635
The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, and accounts payable approximate fair value because of their short-term nature or contractually defined value.
The following table summarizes financial instruments carried at fair value for the year ended December 31, 2022 (dollars in thousands):

	Bridge Warrants (As Restated)	Notes Payable, Ares	Notes Payable, Bridge	Notes Payable, ATW NPA	Private Warrants	Obligation to issue Registered Shares of Class A Common Stock
Balance as of December 31, 2021	$—	$87,619	$—	$73,663	$642	$12,635
Additions (1)	9,938	—	82,000	—	—	—
Payment of transaction costs	—	—	(3,834)	—	—	—
Changes in fair value measurements (as restated)	86,033	(554)	(20,874)	(5,466)	(326)	—
Payments of notes payable	—	(87,065)	—	—	—	—
Conversions of notes to Common Stock	—	—	(31,284)	(68,197)	—	—
Reclassification of Private Warrants to Public Warrants	—	—	—	—	(264)	—
Reclassification of obligation to issue registered shares upon adoption of ASC 2020-06	—	—	—	—	—	(12,635)
Exercise of warrants	(3,190)	—	—	—	—	—
Balance as of December 31, 2022 (as restated)	$92,781	$—	$26,008	$—	$52	$—

(1) Additions during the year ended December 31, 2022 included non-cash conversion of $9.9 million Bridge warrants, which was charged to Change in fair value measurements in the Consolidated Statements of Operations for the year ended December 31, 2022, and

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
10.Related Party Notes Payable (As Restated)
In prior years, the Company has been significantly funded by notes payable from related parties. These related parties include employees as well as affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer.
Related party notes payable consists of the following as of December 31, 2022 and 2021 (dollars in thousands):

Note Name	Contractual Maturity Date	Contractual Interest Rates	Balance as of December 31, 2022 (As Restated)	Interest Expense for the Year Ended December 31, 2022	Interest Expense for the Year Ended December 31, 2021
Related party notes - China (as restated) (1)	December 31, 2023	12.0%	$5,209	$3,879	$3,369
Related party notes – China various other	Due on Demand	—%	3,755	—	—
			$8,964	$3,879	$3,369

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Net Carrying Value at 12/31/21
Related party notes - China (1)	Due on Demand	18%	$9,411	$9,411
Related party notes - China various other	Due on Demand	0%	4,244	4,244
Total related party notes payable			$13,655	$13,655

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
The amendment was accounted for as a troubled debt restructuring under ASC 470-60, because the Company was experiencing financial difficulty and the forgiven principal and accrued interest result in a reduced effective borrowing rate, which constitutes a concession. The Company increased additional paid in capital in the amount of $16.8 million with a corresponding decrease in related party notes payable and related party accrued interest of $3.4 million and $13.4 million, respectively.

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

Due on demand	$3,755
2023	5,209
$8,964

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
Closing of the Business Combination
As described in Note 4, Business Combination, in conjunction with the Closing of the Business Combination, the Company paid $41.9 million in cash and a commitment to issue 6,921,814 shares of Class A Common Stock to settle related party notes payable principal amounts of $91.4 million, net carrying amounts of $96.9 million and accrued interest of $13.6 million. Where the Company converted related party notes payable into Class A Common Stock, the Company recorded a loss at settlement of the related party notes payable of $26.2 million in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021 due to converting the related party notes payable at $10.00 per share which was below the fair value of the stock on the date of conversion.

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

11.Notes Payable (As Restated)
The Company has existing notes payable agreements with third parties, which consists of the following as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Twelve Months Ended December 31, 2022 (As Restated)
Bridge Notes (as restated)(3)	October 27, 2028	10% - 15%	$36,622	$264	$(10,878)	$26,008	$—
Notes payable – China other (4)	Due on Demand	—%	4,997	—	—	4,997	—
Auto loans	October 26, 2026	7%	100	—	—	100	7
			$41,719	$264	$(10,878)	$31,105	$7

	December 31, 2021
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value
March 1, 2021 Notes (1)	March 1, 2022	14%	$55,000	$7,692	$(5,997)	$56,695
August 26, 2021 Notes (1)	March 1, 2022	14%	30,000	1,011	(87)	30,924
June 9, 2021 Note 1 and Note 2 (2)	December 9, 2022	—%	40,000	8,503	(9,522)	38,981
August 10, 2021 Optional Notes(2)	February 10, 2023	15%	33,917	12,283	(11,518)	34,682
Notes payable - China other(4)	Due on demand	—%	5,458	—	—	5,458
PPP Loan(5)	April 17, 2022	1%	193	—	—	193
Auto loans	October 26, 2026	7%	121	—	—	121
Total notes payable			$164,689	$29,489	$(27,124)	$167,054

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The Company settled certain notes payable during the year ended December 31, 2022 as follows (dollars in thousands):

	Year ended December 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Net carrying value at 12/31/2021 Balance	Fair Value Measurement Adjustments	Payment Premium	Cash Payment	Conversion into Class A Common Stock (As Restated)
March 1, 2021 Notes (1)	March 1, 2022	14%	$56,695	$(1,695)	$—	$(55,000)	$—
August 26, 2021 Notes (1)	March 1, 2022	14%	30,924	(924)	2,065	(32,065)	—
June 2021 Notes (as restated) (2)	October 31, 2026	—%	38,981	1,019	—	—	(40,000)
Optional Notes (as restated)(2)	October 31, 2026	15%	34,682	(765)	—	—	(33,917)
PPP Loan (5)	April 17, 2022	1%	193	—	—	(193)	—
			$161,475	$(2,365)	$2,065	$(87,258)	$(73,917)
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
In addition, in conjunction with the issuance of the notes payable, the Company committed to issue the Ares Warrants to the lender to purchase the Company’s Class A Common Stock no later than August 11, 2021, or if earlier, 15 days after consummation of the Business Combination. The warrants have a term of six years, be equal to 0.20% of the fully diluted capitalization of FFIE’s Class A Common Stock and have an exercise price of $10.00 per share. The commitment to issue the warrants meets the definition of a derivative, was accounted for as a liability, and will be marked to fair value at the end of each reporting period with changes in fair market value recorded in the Consolidated Statements of Operations and Comprehensive Loss. The Company determined the commitment to issue warrants was a liability as of March 1, 2021, and estimated the fair value of the warrants to be $5.0 million using the Black-Scholes option-pricing model (see Note 9, Fair Value of Financial Instruments).
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
In conjunction with the issuance of the June 2021 Notes, the Company issued warrants to the US-based investment firm to purchase up to 1,500,000 shares of the Company’s Class A Common Stock for $10.00 per share and an expiration date of June 9, 2028, which were adjusted for down-round provisions in the original warrant agreements. The fair value of the warrants of $5.1 million upon issuance was recorded in APIC (see Note 9, Fair Value of Financial Instruments).
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
On August 10, 2021, in accordance with the NPA, the US-based investment firm exercised its option to purchase optional notes (“Optional Notes”) with principal of $33.9 million, whose option was in conjunction with the original September 9, 2020, January 13, 2021 and March 12, 2021 notes payable. The Company received net proceeds of $30.4 million, which is the total

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
principal amount of $33.9 million net of 8% original issue discount and $0.8 million of issuance costs. The Optional Notes bear interest at 15% beginning December 2021, and had a maturity date of February 10, 2023. The Optional Notes are convertible at the option of the holder with a conversion price of $10.00 per share. The Optional Notes contain a conversion premium, effective until August 10, 2022, according to which the outstanding principal and accrued interest of the notes payable at the time of liquidation plus a 30% premium are convertible into shares of Class A Common Stock. The Company elected the fair value option to measure the Optional Notes (see Note 9, Fair Value of Financial Instruments).
In conjunction with the issuance of the Optional Notes, the Company issued the US-based investment firm warrants to purchase up to 1,187,083 shares of Class A Common Stock with an exercise price of $10.00 per share. The warrants are exercisable within seven years of their original issuance dates. The fair value of the warrants of $8.0 million upon issuance was recorded in APIC (see Note 9, Fair Value of Financial Instruments).
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
Between August 16, 2022 and September 14, 2022, the Investors converted $67.2 million of principal at conversion prices ranging from $0.84 to $2.29 per share into 64,843,850 shares of Class A Common Stock, and during October 2022 the remaining ATW NPA Notes in the aggregate amount of $6.7 million were exchanged for 11,496,868 shares of Class A Common Stock of the Company, resulting in a $23.5 million Loss on settlement of notes payable being recognized in the Consolidated Statement of Operations and Comprehensive Loss during the year ended December 31, 2022.
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
As part of the SPA, and through the year ended December 31, 2022, the Company issued the Purchasers a total of 16,392,267 warrants (“Bridge Warrants" or “SPA Warrants”). Upon their issuance, the Bridge Warrants had an exercise price of $5.0 per share, subject to full ratchet anti-dilution protection and other adjustments, exercisable for seven years

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
from the date of issuance (see Note 15, Stockholders' Equity). The Company may repurchase the Bridge Warrants for $0.01 per share if and to the extent the VWAP of the Company’s Class A Common Stock during 20 out of 30 trading days prior to the repurchase is greater than $15.0 per share, subject to certain additional conditions. During the year ended December 31, 2022, the Purchasers exercised 8,559,863 Bridge Warrants. As of December 31, 2022, there were 346,453,115 Bridge Warrants outstanding.
As of December 31, 2022, the Company determined that the fair value of the Bridge Notes and Bridge Warrants was $26.0 million and $92.8 million, respectively, resulting in a respective gain and loss in Changes in fair value measurements in the Consolidated Statement of Operations and Comprehensive Loss of $20.9 million and $86.0 million for the year ended December 31, 2022.
During the year ended December 31, 2022 total Bridge Notes principal which was converted to equity totaled $45.4 million, resulting in a $41.1 million Loss on settlement of notes payable being recognized in the Consolidated Statement of Operations and Comprehensive Loss during the year ended December 31, 2022. Total notes payable issuance costs incurred for the year ended December 31, 2022 totaled $3.8 million.
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
In conjunction with the issuance of the January 13 Notes and March 12 Notes, the Company issued warrants to purchase 662,083 shares of the Class A Common Stock with an exercise price of $10.00 per share, as adjusted for certain down-round provisions. The warrants were issued with a term of seven years. The Company recorded the fair value of the warrants in APIC in accordance with the derivative accounting scope exception in ASC 815 for certain contracts involving an entity’s own stock. The Company estimated the fair value of the warrants to be $2.0 million using the Black-Scholes option-pricing model (see Note 9, Fair Value of Financial Instruments).
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
(7)On January 13, 2021, the Company amended the NPA to permit the issuance of additional secured convertible notes payable and issued $3.8 million of notes payable to Birch Lake (“BL Notes”), receiving net proceeds of $3.3 million, net of a 6.50% original issue discount and $0.2 million of debt issuance costs paid directly by the lender. The BL Notes accrued interest at 8% per annum. The BL Notes contained a liquidation premium that ranges from 35% to 45% depending on the timing of settlement, with 50% of this premium convertible into equity. The Company determined that the feature to settle the BL Notes at a premium upon the occurrence of a default, change in control, or a Qualified SPAC Merger was a contingently exercisable put option with a liquidation premium and represents an embedded derivative. The Company elected the fair value option to measure this note payable (see Note 9, Fair Value of Financial Instruments).
On March 8, 2021, the Company entered into a notes payable agreement under the NPA with Birch Lake for total principal of $5.6 million, receiving net proceeds of $5.2 million, inclusive of a 6.50% original issue discount and $0.3 million of debt issuance costs paid directly by the lender. The notes payable accrued interest at 15.75% per annum. The notes payable contained a liquidation premium that ranges from 42% to 52% depending on timing of settlement, with 50% of the premium convertible into equity. The Company determined that the feature to settle the notes payable at a premium upon the occurrence of a default, change in control, or a Qualified SPAC Merger was a contingently exercisable put option with a liquidation premium and represents an embedded derivative. The Company elected the fair value option to measure these notes payable (see Note 9, Fair Value of Financial Instruments).

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
Senyun Amendment
On December 28, 2022 the Company entered into a Letter Agreement and Amendment to the SPA (the “Senyun Amendment”) pursuant to which the conversion rate of notes totaling $19.0 million was lowered from $1.05 to $0.89 and future funding timeframes were renegotiated. As a result of the new conversion rate the Company was obligated for the year then ended to issue additional shares to Senyun based on the lower conversion rate. The Company accounted for this obligation by crediting Other current liabilities in the Consolidated Balance Sheet for $0.9 million, which represents the fair value of the additional shares owed to Senyun. In addition, the $0.9 million was recognized as a Loss on settlement of notes payable in the Consolidated Statement of Operations and Comprehensive Loss as the underlying debt instruments were extinguished on the date the Senyun Amendment was entered into.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
12.Vendor Payables in Trust
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
13.Leases
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
The Company’s lease arrangements consist primarily of its ieFactory California production facility, corporate office, store, equipment (which was terminated during December 2022, see Note 7, Property and Equipment, Net) and vehicle lease agreements. The leases expire at various dates through 2032, some of which include options to extend the lease term for additional 5-year periods.
ASC 842 Disclosures

On January 1, 2022, the Company adopted ASC 842. For more information on the adoption, see the “Recently Adopted Accounting Pronouncements” section in Note 1, Nature of Business and Organization, and Summary of Significant Accounting Policies.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

December 31, 2022
Weighted average remaining lease term (in years)
Operating leases	6.4
Finance leases	5

Weighted average discount rate
Operating leases	15.6%
Finance leases	5.0%
On February 4, 2019, the Company entered into a Purchase and Sale Agreement (“PSA”) for the Company’s headquarters (“HQ”) with Atlas Capital Investors V, LP (“Atlas”) for a sale price of $29.0 million. In March 2019, the Company entered into an agreement to lease its headquarters back from Atlas for a term of three years, with an option to repurchase the property at any time prior to the expiration of the lease for a purchase price equal to the greater of $44.0 million or the fair market value of the HQ, as determined in accordance with the lease agreement. Due to the inclusion of the purchase option in the lease agreement, the Company was considered to have continuing involvement and, thus, accounted for the transaction as a failed sale leaseback, with the HQ assets subject to the sale leaseback remaining on the balance sheet and the sale proceeds recorded as a liability in accordance with the financing method. The Company recognized a $29.0 million financing obligation recorded in Accrued expenses and other current liabilities and Capital leases, less current portion on the Consolidated Balance Sheets as of December 31, 2021. No gain or loss was record on the failed sale-leaseback. The Company continued to capitalize and depreciate the HQ asset. The ongoing lease payments to Atlas were recorded as reductions to the finance obligation and interest expense in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021. The Company recorded interest expense of $1.4 million and $1.5 million during the years ended December 31, 2022 and 2021, respectively.
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
$14,648

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
14.Commitments and Contingencies
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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

15.Stockholders’ Equity
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
Pursuant to the Amended Shareholder Agreement, as further described in Note 19, Subsequent Events, FF Top informed the Company that it expects the Company will submit a proposal to the Company stockholders for approval to amend the Amended and Restated Charter to provide that (i) the voting power of the Company’s Class B Common Stock, of which FF Global owns all outstanding shares, will be 10 votes per share and (ii) the voting power of the Company’s Class B Common Stock will increase from 10 votes per share to 20 votes per share following the occurrence of a Qualifying Equity Market Capitalization, as expected to be amended.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
(2) The ATW NPA Warrants were exercised in full after the balance sheet date (see Note 19, Subsequent Events).
On September 23, 2022, the Company and Purchasers of the ATW NPA Notes entered into an agreement to place a total of 31,118,718 outstanding warrants related to the Optional Notes and the June 2021 Notes (see Note 11, Notes Payable) into a warrant reserve with an exercise price now set to $0.6427 per warrant (“Warrant Reserve”). Upon the completion of certain milestones and conditions, the Company may elect a forced conversion clause settleable in cash through January 23, 2023 on the warrants, requiring the warrant holders to exercise their warrants on a cash basis in exchange for newly issued shares of the Company’s Class A Common Stock. The aggregate exercise price of the Warrant Reserve is $20,000. The remaining outstanding warrants not in the Warrant Reserve but also issued pursuant to the Optional Notes and the June 2021 Notes totaling 29,158,364 warrants, are agreed to have their exercise price set at $0.50 per warrant. As described in Note 19, Subsequent Events, the holders exercised all ATW NPA Warrants and as a result the Company’s right to force the exercise of such warrants terminated.
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
Conversion of Liabilities as Part of the Business Combination

In conjunction with the closing of the Business Combination, the Company paid $140.0 million in cash and committed to issue 24,464,994 shares of Class A Common Stock to settle liabilities of the Company and to compensate active and former employees, as further described in Note 4, Business Combination.
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
16.Stock-Based Compensation (As Restated)
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
Notes to Consolidated Financial Statements
determined by the Board of Directors. As of the date of issuance of the Consolidated Financial Statement, the Board of Directors is evaluating the timing and extent of such increases.
As of the effective date of the 2021 SI Plan, no further stock awards have been or will be granted under the EI Plan or STI Plan (defined below).
As of December 31, 2022 and 2021 the Company had 24,252,537 and 49,573,570 shares of Class A Common Stock available for future issuance under the 2021 SI Plan.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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

As further described in Note 3, Liquidity and Capital Resources and Going Concern, during 2022 management had been undertaking certain cash conservation measures directed toward achieving start of production of the FF 91 with available and secured funds. As part of these measures, in October 2022, management implemented the Crowd Entrepreneurship – 2022 RSU Project (“CEP”), according to which employees were granted 9,094,405 RSUs, fully vested on December 31, 2022 subject to continued employment with the Company. The RSUs were granted in lieu of at least a 25% reduction in salary from November 1, 2022 to December 31, 2022, subject to certain laws and regulations.

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

Stock-based compensation expense
The following table presents stock-based compensation expense for all of the Company’s SI Plan, EI Plan, STI Plan and Common Units of FF Global Partners LLC included in each respective expense category in the Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31 (dollars in thousands):

	2022 (As Restated)	2021
Research and development	$13,118	$4,001
Sales and marketing	1,744	1,185
General and administrative	2,802	6,159
	$17,664	$11,345

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
The following table presents stock-based compensation expense related to RSAs included in each respective expense category in the Consolidated Statements of Operations and Other Comprehensive Loss for the year ended December 31, 2021 (dollars in thousands):

Restricted stock awards for employee bonus, net	2021
Research and development	$7,613
Sales and marketing	2,310
General and administrative	8,694
$18,617
17.Income Taxes
The provision for income tax consisted of the following (dollars in thousands):

	2022	2021
Current:
Federal	$—	$—
State	2	3
Foreign	59	237
Total current	61	240

Deferred:
Federal	(79,319)	(48,017)
State	(37,128)	(49,894)
Foreign	11,056	(9,956)
Valuation allowance	105,391	107,867
Total deferred	—	—
Total provision	$61	$240
The components of losses before income taxes, by taxing jurisdiction, were as follows for the years ended December 31 (dollars in thousands):

	2022	2021
U.S.	$(560,897)	$(408,520)
Foreign	(41,281)	(107,745)
Total	$(602,178)	$(516,265)

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The provision for income taxes for the years ended December 31, differs from the amount computed by applying the statutory federal corporate income tax rate of 21% to losses before income taxes as a result of the following:

	2022	2021
Federal income tax expense	21.0%	21.0%
State income taxes (net of federal benefit)	4.7%	3.8%
Permanent differences	(0.9)%	(0.1)%
Fair value debt adjustments	(4.8)%	(4.5)%
Disallowed interest	(0.5)%	(0.4)%
Foreign tax rate difference	(0.1)%	(0.2)%
Return-to-provision adjustment	0.3%	(3.1)%
Uncertain tax benefit	(0.6)%	(0.4)
Expiration of tax attributes	(1.6)%	(1.7)%
State tax rate change on deferred taxes	—%	6.4
Valuation allowance	(17.5)%	(20.8)%
Effective tax rate	0.0%	0.0%
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
The tax effects of temporary differences for the years ended December 31, that give rise to significant portions of the deferred tax assets and deferred tax liabilities are provided below (dollars in thousands):

	2022	2021
Deferred Tax Assets:
Net operating losses (“NOL”)	$342,888	$225,339
Research and development credits	4,239	4,240
Accrued liabilities	14,762	16,258
Construction in progress	—	—
Excess interest expense under section 163(j)	—	5,018
Capital losses	3,420	3,420
Amortization	11,284	12,176
Stock-based compensation	3,385	187
Other	1,278	1,714
Gross deferred tax assets	381,256	268,352
Valuation allowance	(361,804)	(256,413)
Deferred tax assets, net of valuation allowance	19,452	11,939
Deferred Tax Liabilities:
Depreciation	(290)	(573)
State taxes	(19,162)	(11,366)
Total deferred tax liabilities	(19,452)	(11,939)
Total net deferred tax assets (liabilities)	$—	$—
The Company has recognized a full valuation allowance as of December 31, 2022 and 2021 since, in the judgment of management given the Company’s history of losses, the realization of these deferred tax assets was not considered more likely

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
than not. The valuation allowance was $361.8 million and $256.4 million as of December 31, 2022 and 2021, respectively, with increases attributable to the current year’s provision. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. During 2022 and 2021, the Company evaluated the realizability of its net deferred tax assets based on available positive and negative evidence and concluded that the likelihood of realization of the benefits associated with its net deferred tax assets does not reach the level of more likely than not due to the Company’s history of cumulative pre-tax losses and risks associated with the generation of future income given the current stage of the Company’s business.

As of December 31, 2022, the Company has U.S. federal and foreign net operating loss carryforwards of $1,142.8 million and $67.5 million, respectively, which will begin to expire in 2034 and 2023, respectively. The U.S. federal net operating loss carryforwards of $1,062.3 million generated post the Tax Cuts and Jobs Act may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. The U.S. federal net operating loss carryforwards of $80.5 million generated prior to December 31, 2017 may be carried forward for twenty years. As of December 31, 2022, the Company has California net operating loss carryforwards of $936.9 million, which will begin to expire in 2034.
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
The following table summarizes the valuation allowance (dollars in thousands):

	2022	2021
Beginning balance	$256,413	$256,413
Increase related to current year tax positions	105,391	—
Ending balance	$361,804	$256,413
18. Net Loss per Share
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
19.Subsequent Events
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
Based on an evaluation of FF’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act), FF’s Global Chief Executive Officer and Interim Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that FF’s disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses in the Company’s internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting (As Restated)

FF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including FFIE’s Global CEO and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, due to the material weaknesses described below, we concluded that the system of internal control over financial reporting was not effective.

FF identified material weaknesses in FF’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

●	FF did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, FF lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, management did not establish formal reporting lines in pursuit of its objectives. Further, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions.

●	FF did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting, due to growth in the business.

●	FF did not design and maintain effective controls for communicating and sharing information between the legal, capital markets, and accounting and finance departments. Specifically, the accounting and finance departments were not consistently provided the complete and adequate support, documentation, and information including the nature of relationships with certain counterparties to record transactions within the financial statements timely, completely, and accurately.

These material weaknesses contributed to the following additional material weaknesses:

●	FF did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP to such transactions. Specifically, FF did not design and maintain controls to timely identify and account for convertible notes under the fair value option, warrant liabilities, embedded derivatives related to convertible notes, impute interest on related party notes payable with interest rates below market rates, account for failed sale leaseback transactions, and account for warrant instruments.

●	FF did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the period-end financial reporting process addressing areas including financial statement and footnote presentation and disclosures, account reconciliations and journal entries, including segregation of duties, assessing the reliability of reports and spreadsheets used in controls, and the timely identification and accounting for cut-off of expenditures
 These material weaknesses resulted in adjustments primarily related to expense cut-off and the associated accounts including operating expenses, accounts payable and accruals, property and equipment, convertible notes payable and interest expense and related financial disclosures, which were recorded as of and for the year ended December 31, 2019. These material weaknesses also resulted in adjustments primarily related to the extinguishment of a noncontrolling interest, accounts payable, vendor payables in trust and adjustments to the statement of cash flows which were recorded as of and for the year ended December 31, 2019 as well as disclosure errors related to the anti-dilutive shares excluded from the calculation of diluted net loss per share, deferred tax assets and related valuation allowance, accrued interest for certain notes payable, and the fair value of the Vendor Trust as of December 31, 2019. Refer to Note 3 to FF’s Consolidated Financial Statements for the year ended December 31, 2020, included in its Registration Statement on Form S-4 (File Number 333-255027), initially filed with the SEC on April 5, 2021 (as amended, the “Registration Statement”). Additionally, the material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements as disclosed in Note 2 to PSAC’s Consolidated Financial Statements for the year ended December 31, 2020 within PSAC’s Annual Report on Form 10-K/A, of the entity acquired as part of the July 21, 2021 merger agreement related to warrant liabilities and equity. Finally, these material weaknesses resulted in the restatement of the Company’s previously filed financial statements as of and for the year ended December 31, 2022 and for the quarterly periods ended March 31, 2023 and September 30, 2022 (see Note 2, Restatement) primarily due to an error stemming from a non-cash and non-operating item related to the change in the fair value upon conversion of the notes payable issued under the Company’s Securities Purchase Agreements.

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

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

Management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. During 2021 and 2022, FF made the following enhancements to the Company’s internal control over financial reporting:

●	FF added finance and accounting personnel to the organization to strengthen our finance and accounting teams. The additional personnel are expected to provide oversight, structure, reporting lines, and additional review over the Company’s disclosures;

●	FF implemented certain new accounting policies and procedures, and an IT system relevant to the preparation of the Company’s financial statements to improve communication of key areas across the different departments at FF and to provide adequate structure, accountability, and segregation of duties;

●	FF appointed Ms. Becky Roof as Interim Chief Financial Officer (CFO) and engaged an affiliate of AlixPartners LLP to accelerate implementation of Special Committee recommendations including, but not limited to remediation of the material weaknesses in internal control over financial reporting (on October 12, 2022, Ms. Roof resigned from FF upon the successful completion of key milestones in FF’s reporting and fundraising activities, on October 22, 2022, the Company appointed Ms. Yun Han as Chief Accounting Officer and Interim CFO, effective as of October 25, 2022, on July 5, 2023, Ms. Han resigned from her positions as Interim Chief Financial Officer, principal financial officer and principal accounting officer (but will continue in her role as Chief Accounting Officer), and on July 11, 2023, the Board appointed Jonathan Maroko as Interim Chief Financial Officer, principal financial officer and principal accounting officer effective as of July 24, 2023.);

●	FF implemented enhanced controls around FF’s related party transactions, including regular attestations;

●	FF removed Mr. Yueting Jia, FF’s founder, as an Executive Officer, although he continued in his position as Chief Product & User Ecosystem Officer of FFIE, reporting to the Chairperson with his role limited to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and advanced R&D technology (however, as of February 26, 2023, this remedial measure is no longer being implemented as further discussed below);

●	Functions previously dual-reporting to Mr. Jia and Mr. Breitfeld reported only to Ms. Swenson (but Mr. Jia remained involved in long-term strategy) (and following the resignation of Ms. Swenson on October 3, 2022, all FF management (including Mr. Jia) reported directly or indirectly to the Global CEO of FF (previously Dr. Breitfeld and currently Mr. Xuefeng Chen) indefinitely while the Board continued to evaluate the appropriate FF management reporting lines) (however, as of February 26, 2023, this remedial measure is no longer being implemented as further discussed below); and

●	FF adopted an Insider Investment Reporting Policy to enhance internal reporting of related party transactions.
Our remediation activities are continuing during 2023, although certain of the remedial efforts described above are no longer applicable given recent developments. For instance, Ms. Swenson resigned from the Board on October 3, 2022.

In addition, effective on February 26, 2023, certain departments within the Company report to both Mr. Jia and Mr. Xuefeng Chen, including the Company’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments report directly to Mr. Jia, while the remaining departments continue to report to Mr. Xuefeng Chen. Further, based on the changes to his responsibilities within FF, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act, and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act. FF has or is planning to put in place processes and controls to mitigate the risks associated with the changes in Mr. Jia’s responsibilities as well as to enhance oversight and corporate governance, including but not limited to:

●	segregating responsibilities and duties in the Company’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments;

●	requiring Board, or a designated committee of the Board, to approve the signing of financing agreements, the hiring, promoting or terminating vice presidents of the Company and above (including additional Section 16 officers), the approval of Company-wide compensation policies;

●	hiring of a Compliance Officer with the title of Deputy General Counsel (hired in March 2023), who will report on a dotted line to the Chair of the Audit Committee; and

●	engaged an external consulting firm in April 2023 to work in the capacity of an internal audit function, who will report on a dotted line to the Chair of the Audit committee.

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

We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation likely will go beyond December 31, 2023. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in FF incurring significant costs, and will place significant demands on our financial and operational resources.

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

Notwithstanding the foregoing, as a result of the governance settlement entered into between FF and FF Global described elsewhere in this Annual Report on Form 10-K/A and other developments, there has been substantial recent turnover in key management personnel, including legal and compliance personnel, as well as substantial changes to the composition of the Board, and further changes may continue to occur. See “The composition of FFIE’s Board has changed, and may further change prior to or immediately following completion of the Annual Meeting.” As a result of this turnover in the composition of the Board, there can be no guarantee that the Board as composed in the future will agree with decisions made by the Board at the time of the Special Committee investigation, that they will not identify other areas that require remediation or that they will continue to pursue the remediation measures described above. Loss and turnover of personnel, particularly accounting, finance and legal personnel, may also negatively impact FFIE’s internal controls over financial reporting and other disclosures and our ability to prepare and make timely and accurate public disclosures.
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

The description of the Consulting Agreement in this Item 9B is qualified in its entirety by reference to the terms of the Consulting Agreement, which is filed as Exhibit 10.63 to this Form 10-K/A and is incorporated herein by reference.
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
Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2023
10.57	Form of Tranche C Note (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 10.2 to the Current Report on Form 8-K filed on February 6, 2023
10.58	Form of Replacement Note (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 10.3 to the Current Report on Form 8-K filed on February 6, 2023
10.59	Form of Exchange Note (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 10.4 to the Current Report on Form 8-K filed on February 6, 2023
10.60+	Exchange Agreement, dated as of February 3, 2023, by and between Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.5 to the Current Report on Form 8-K filed on February 6, 2023
10.61+	Exchange Agreement, dated as of February 3, 2023, by and among Faraday Future Intelligent Electric Inc. and the affiliates of FF Simplicity Ventures LLC party thereto	Exhibit 10.6 to the Current Report on Form 8-K filed on February 6, 2023
10.62*	Consulting Services Agreement, dated as of March 6, 2023, by and between Faraday Future Intelligent Electric Inc. and FF Global Partners LLC
21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, former independent registered public accounting firm of the Company[1]
23.2*	Consent of Mazars USA LLP, independent registered public accounting firm of the Company
23.3*	Consent of Fangda Partners, counsel to the Company
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Previously filed.

***	Furnished herewith.

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

^	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Faraday Future Intelligent Electric Inc.

By:	/s/ Xuefeng Chen
Xuefeng Chen
Global Chief Executive Officer

Date:	August 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Faraday Future Intelligent Electric Inc and in the capacities and on the date indicated.

Name	Title	Date

/s/ Xuefeng Chen	Global Chief Executive Officer and Director	August 21, 2023
Xuefeng Chen	(principal executive officer)

/s/ Jonathan Maroko	Interim Chief Financial Officer (principal financial and accounting officer)	August 21, 2023
Jonathan Maroko

/s/ Li Han	Director	August 21, 2023
Li Han

/s/ Lev Peker	Director	August 21, 2023
Lev Peker

/s/ Chui Tin Mok	Director	August 21, 2023
Chui Tin Mok

/s/ Jie Sheng	Director	August 21, 2023
Jie Sheng

/s/ Ke Sun	Director	August 21, 2023
Ke Sun

/s/Chad Chen	Director	August 21, 2023
Chad Chen