Form 10-Q/A
period 2023-03-31
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2023-08-21
CIK 1805521

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

EXPLANATORY NOTE

Faraday Future Intelligent Electric Inc. (the “Company” or “FF”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the period ended March 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2023 (the “Original Filing”), to restate certain information in the Company's previously issued consolidated financial statements and related disclosures for the period ended March 31, 2023. Concurrent with the filing of this Form 10-Q/A, the Company will be filing an amended Form 10-K for the year ended December 31, 2022 (originally filed with the SEC on March 9, 2023) and an amended Form 10-Q for the period ended September 30, 2022 (originally filed with the SEC on November 21, 2022).

Restatement

On July 11, 2023, the Company announced that the Audit Committee of the Company’s Board of Directors determined, based on the recommendation of management that the Company’s previously issued financial statements included in the 2022 Form 10-K for the period ended December 31, 2022 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and September 30, 2022 (the “Affected Periods”) should no longer be relied upon due to errors identified in the Affected Periods primarily due to an error stemming from a non-cash and non-operating item related to the change in the fair value upon conversion of the notes payable issued under the Company’s debt arrangements. The Company has determined that it is appropriate to correct the misstatements in the Company’s previously issued financial statements and related disclosures by amending the Original Filing, its Annual Report on Form 10-K for the year ended December 31, 2022, and its Quarterly Report on Form 10-Q for the period ended September 30, 2022.

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

2

Part I - Financial Information
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Faraday Future Intelligent Electric Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
	As Restated	As Restated

Assets
Current assets
Cash	$31,769	$16,968
Restricted cash	1,505	1,546
Deposits	55,405	44,066
Other current assets	14,717	21,946
Total current assets	103,396	84,526
Property and equipment, net	447,171	418,682
Operating lease right-of-use assets	18,911	19,588
Other non-current assets	6,458	6,492
Total assets	$575,936	$529,288
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$80,244	$91,603
Accrued expenses and other current liabilities	66,980	65,709
Related party accrued interest	—	—
Bridge Warrants	28,521	92,781
Accrued interest	25	189
Operating lease liabilities, current portion	2,609	2,538
Finance lease liabilities, current portion	1,390	1,364
Related party notes payable	9,201	8,964
Notes payable, current portion	5,159	5,097
Total current liabilities	194,129	268,245
Finance lease liabilities, less current portion	6,209	6,570
Operating lease liabilities, less current portion	17,398	18,044
Other liabilities	9,758	9,429
Notes payable, less current portion	92,665	26,008
Total liabilities	320,159	328,296
Commitments and contingencies (Note 12)
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 1,690,000,000 and 815,000,000 shares authorized; 838,872,039 and 563,346,216 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	84	56
Class B Common Stock, $0.0001 par value; 75,000,000 shares authorized; 64,000,588 shares issued and outstanding as of March 31, 2023 and December 31, 2022	6	6
Additional paid-in capital	3,924,465	3,724,180
Accumulated other comprehensive gain	2,950	3,505
Accumulated deficit	(3,671,728)	(3,526,755)
Total stockholders’ equity	255,777	200,992
Total liabilities and stockholders’ equity	$575,936	$529,288

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.
3

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share     )
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	As Restated
Operating expenses
Research and development	$57,808	$114,935
Sales and marketing	5,065	6,186
General and administrative	26,513	27,880
Loss on disposal of property and equipment	3,698	—
Change in fair value of earnout liability	2,764	—
Total operating expenses	95,848	149,001

Loss from operations	(95,848)	(149,001)
Change in fair value of notes payable and warrant liabilities	48,135	1,186
Loss on settlement of notes payable	(98,136)	—
Interest expense	(292)	(3,746)
Related party interest expense	—	(622)
Other income (expense), net	1,168	(915)
Loss before income taxes	(144,973)	(153,098)
Income tax provision	—	—
Net loss	$(144,973)	$(153,098)

Per share information (Note 15):
Net loss per Common Stock – Class A and Class B – basic and diluted	$(0.20)	$(0.48)
Weighted average common shares outstanding – Class A and Class B – basic and diluted	721,566,030	322,211,392

Total comprehensive loss:
Net loss	$(144,973)	$(153,098)
Change in foreign currency translation adjustment	(555)	(564)
Total comprehensive loss	$(145,528)	$(153,662)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.
4

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
					As Restated		As Restated	As Restated
Balance as of December 31, 2022 (as restated)	563,346,216	$56	64,000,588	$6	$3,724,180	$3,505	$(3,526,755)	$200,992
Conversion of notes payable and accrued interest into Class A Common Stock (Note 10) (as restated)	223,539,619	22	—	—	138,158	—	—	138,180
Change in classification of warrants from Additional paid-in capital to liability pursuant to the Warrant Exchange (Note 10)	—	—	—	—	(6,811)	—	—	(6,811)
Reclassification of earnout shares liability to equity as part of authorized share increase	—	—	—	—	5,014	—	—	5,014
Reclassification of liability for insufficient authorized shares related to stock options and RSUs (as restated)	—	—	—	—	8,978	—	—	8,978
Stock-based compensation (as restated)	—	—	—	—	3,631	—	—	3,631
Exercise of warrants (as restated)	51,128,708	5	—	—	51,271	—	—	51,276
Exercise of stock options	49,456	—	—	—	44	—	—	44
Issuance of shares for RSU vesting	808,040	1	—	—	—	—	—	1
Foreign Currency translation adjustment	—	—	—	—	—	(555)	—	(555)
Net loss (as restated)	—	—	—	—	—	—	(144,973)	(144,973)
Balance as of March 31, 2023 (as restated)	838,872,039	$84	64,000,588	$6	$3,924,465	$2,950	$(3,671,728)	$255,777

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

5

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Commitment to Issue Class A Common Stock and Stockholders’ Equity
(in thousands, except share and per share data)
(Unaudited)

	Commitment to Issue Class A Common Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	168,693,323	$17	—	$—	$3,482,226	$(6,945)	$(2,907,644)	$567,654
Reclassification of obligation to issue registered shares of Class A Common Stock upon adoption of ASU 2020-06 (Note 10)	—	32,900	—	—	—	—	—	—	(20,265)	(20,265)
Reclassification of deferred gain upon adoption of ASC 842	—	—	—	—	—	—	—	—	3,393	3,393
Issuance of shares pursuant to the commitment to issue Class A and Class B Common Stock (Note 4)	—	—	68,742,020	7	64,000,588	6	(13)	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,347	—	—	3,347
Exercise of stock options	—	—	761,675	—	—	—	1,855	—	—	1,855
Foreign currency translation adjustment	—	—	—	—	—	—	—	(564)	—	(564)
Net loss	—	—	—	—	—	—	—	—	(153,098)	(153,098)
Balance as of March 31, 2022	—	$32,900	238,197,018	$24	64,000,588	$6	$3,487,415	$(7,509)	$(3,077,614)	$402,322

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.
6

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	As Restated
Cash flows from operating activities
Net loss	$(144,973)	$(153,098)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,103	4,853
Stock-based compensation	8,633	3,347
Loss on disposal of property and equipment	3,698	—
Change in fair value measurement of related party notes payable and notes payable	(79,462)	(1,186)
Change in fair value measurement of warrant liability	31,327	—
Change in fair value measurement of earnout liability	2,764	—
Amortization of operating lease right-of-use assets and intangible assets	736	—
Loss on foreign exchange	653	894
Non-cash interest expense	34	2,319
Loss on settlement of notes payable	98,136	—
Other	661	108
Changes in operating assets and liabilities:
Deposits	(12,108)	6,840
Other current and non-current assets	7,227	2,095
Accounts payable	(11,044)	5,747
Accrued expenses and other current liabilities	(9,626)	14,527
Operating lease liabilities	(542)	(882)
Accrued interest expense	(197)	(7,928)
Net cash used in operating activities	$(102,980)	$(122,364)
Cash flows from investing activities
Payments for property and equipment	(16,873)	(44,398)
Net cash used in investing activities	$(16,873)	$(44,398)
Cash flows from financing activities
Proceeds from notes payable, net of original issuance discount	131,800	—
Proceeds from exercise of warrants	4,079	—
Payments of notes payable	(6)	(87,065)
Settlement of notes payable transaction costs	(1,139)	—
Payments of finance lease obligations	(335)	(466)
Proceeds from exercise of stock options	44	1,855
Net cash (used in) provided by financing activities	$134,443	$(85,676)
Effect of exchange rate changes on cash and restricted cash	170	(653)
Net (decrease) increase in cash and restricted cash	$14,760	$(253,091)
Cash and restricted cash, beginning of period	18,514	530,477
Cash and restricted cash, end of period	33,274	277,386

7

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
The following table provides a reconciliation of cash and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2023	2022
Cash	$31,769	$276,374
Restricted cash	1,505	1,012
Total cash and restricted cash, end of period	$33,274	$277,386

Supplemental disclosure of cash flow information
Cash paid for interest	$324	$10,040

Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment included in accounts payable and accrued expenses	$17,249	$1,881
Reclassification of liability for insufficient authorized shares related to stock options and RSUs	8,979	—
Reclassification of earnout shares liability to equity as part of authorized share increase	5,014	—
Conversion of notes payable and accrued interest into Class A Common Stock (as restated)	138,180	—
Issuance of SPA Notes pursuant to the Exchange Agreement (Note 10)	41,000	—
Issuance of SPA Warrants pursuant to the Exchange Agreement (Note 10)	26,455	—
Disposal of SPA Warrants and ATW NPA Warrants pursuant to the Exchange Agreement (Note 10)	77,577	—
Change in classification of warrants from Additional paid-in capital to liability pursuant to the Warrant Exchange (Note 10)	6,811	—
Recognition of operating right of use assets and lease liabilities upon adoption of ASC 842 and for new leases entered into in 2022	—	8,206
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
Stock-Based Compensation
Forfeiture rate - Effective January 1, 2023, stock-based compensation expense is reduced for forfeitures only when they occur. This change of accounting policy resulted in the recognition of a cumulative increase of prior stock-based compensation expenses totaling $1.8 million, which was recorded in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2023.
Income Tax
There was no income tax provision impact on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022. The difference in the Company’s effective tax rate from the federal statutory rate of 21% is due to the ratio of domestic and international loss before taxes. The Company records a full valuation allowance to reflect limited benefits for income taxes in jurisdictions that historically reported losses and a provision for income taxes in jurisdictions that are profitable. The income tax provision for each period was the combined calculated tax expenses/benefits for various jurisdictions.
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
2.    Restatement
On July 11, 2023, the Company announced that the Audit Committee of the Company’s Board of Directors determined, based on the recommendation of management that the Company’s previously issued financial statements included in the 2022 Form 10-K for the period ended December 31, 2022 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and September 30, 2022 (the “Affected Periods”) should no longer be relied upon due to errors identified in the Affected Periods primarily due to an error stemming from a non-cash and non-operating item related to the change in the fair value upon conversion of the notes payable issued under the Company’s debt arrangements. The Company has determined that it is appropriate to correct the misstatements in the Company’s previously issued financial statements and related disclosures by amending the Original Filing, its Annual Report on Form 10-K for the year ended December 31, 2022, and its Quarterly Report on Form 10-Q for the period ended September 30, 2022.

In connection with remediating certain material weaknesses in the Company’s internal control over financial reporting previously disclosed in the Original Filing, the Company identified the error in its accounting for the conversion of the notes payable issued under its debt arrangements. The Company previously elected to measure such notes payable at fair value, as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 10, Notes Payable). Between the third quarter of 2022 and the first quarter of 2023 the purchasers converted certain of the notes into the Company’s Class A Common Stock. The Company historically erroneously applied debt conversion accounting guidance to the notes payable conversion transactions that is not applicable to debt accounted for under the Company’s fair value accounting policy election, which resulted in such conversions being incorrectly accounted for with a credit to Class A Common Stock and Additional paid-in capital equity equal to the fair value of the notes payable on each conversion date and no conversion gain or loss being recognized in the Consolidated Statements of Operations and Comprehensive Loss. The Company should have accounted for such conversions by applying debt extinguishment accounting with a credit to Class A Common Stock and Additional paid-in capital equal to the fair value of the Class A Common Stock issued on each conversion date. Under debt extinguishment accounting the difference between the fair value of the Class A Common Stock issued and the fair value of the debt at each conversion date represents a gain or loss on extinguishment. Accordingly, the Company should have recognized an additional $95.1 million Loss on settlement of notes payable in the Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2023 (and a corresponding $95.1 million increase in Additional paid-in capital as of March 31, 2023) because the fair value of the Class A Common Stock issued significantly exceeded the fair value of the notes payable converted on each of the various conversion dates during the first quarter of 2023.

During the course of correcting the aforementioned error, the Company identified an error in its accounting for the exercise of its liability-classified warrants that were previously issued in connection with the issuance of certain convertible notes payable under its debt arrangements. Upon exercise of the warrants the Company did not properly reclassify the fair value of the warrant liabilities on each conversion date to Additional paid-in capital. Rather, the Company incorrectly recognized the extinguishment of the warrant liabilities as a gain in the Change in fair value of warrant liabilities in the Statement of Operations and Comprehensive Loss. Accordingly, the Company should have recognized an increase in Additional paid-in capital of $47.2 million as of March 31, 2023 with a corresponding impact on the Change in the fair value of warrant liabilities for the period then ended.

The restated financial information also includes adjustments to correct other immaterial errors, including errors that had previously been adjusted for as out of period corrections in the Affected Periods the most significant of which is the Company’s $11.6 million understatement of Deposits with vendors and Inventory as of December 31, 2022 due to improperly recognizing such amount as Research and development expense during the fourth quarter of 2022 and subsequently correcting such error as
11

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
an out of period adjustment during the first quarter of 2023. The other immaterial errors impacting the Company’s financial statements as of March 31, 2023 and for the three months then ended relate to Change in fair value of earnout liability, Change in fair value of notes payable and warrant liabilities, Interest expense, Related party interest expense, Stock-based compensation expense, Other income (expense), net, Property and equipment, Accounts payable, Related party accrued interest, Accrued interest, Related party notes payable, Additional paid-in capital, Accumulated deficit, and weighted average shares outstanding. The restatement adjustments were tax effected and any tax adjustments reflected in the Affected Periods relate entirely to the tax effect on the restatement adjustments.

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements has been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate: Note 5, Deposits and Other Current Assets; Note 6, Property and Equipment, Net; Note 8, Fair Value of Financial Instruments; Note 9, Related Party Notes Payable; Note 10, Notes Payable; Note 14, Stock-Based Compensation; and Note 15, Net Loss per Share.

Presented below is a reconciliation from the previously reported to the restated amounts as of and for the three months ended March 31, 2023. The amounts labeled “As Previously Reported” were derived from the Original Filing. The impacts to the Condensed Consolidated Statement of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 as a result of the restatement were due to the changes in the Conversion of notes payable and accrued interest into Class A Common Stock, Stock-based compensation expense, and Net loss. In addition, there was no impact to net cash used in operating, investing or financing activities for the three months ended March 31, 2023 as a result of the restatement.

The following tables present the effect of correcting these accounting errors on the Company’s previously issued financial statements (in thousands, except share and per share data):
Summary of Restatement - Condensed Consolidated Balance Sheet

	March 31, 2023
	As Previously Reported	Restatement Impacts	As Restated

Assets
Property and equipment, net	$446,524	$647	$447,171
Total assets	$575,289	$647	$575,936
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$76,926	$3,318	$80,244
Related party accrued interest	140	(140)	—
Accrued interest	2,505	(2,480)	25
Related party notes payable	8,643	558	9,201
Total current liabilities	192,873	1,256	194,129
Total liabilities	318,903	1,256	320,159
Stockholders’ equity
Additional paid-in capital	3,723,446	201,019	3,924,465
Accumulated deficit	(3,470,098)	(201,630)	(3,671,728)
Total stockholders’ equity	256,386	(609)	255,777
Total liabilities and stockholders’ equity	$575,289	$647	$575,936

12

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three Months Ended March 31, 2023
	As Previously Reported	Restatement Impacts	As Restated
Operating expenses
Research and development	$46,160	$11,648	$57,808
Sales and marketing	5,585	(520)	5,065
General and administrative	27,584	(1,071)	26,513
Loss on disposal of property and equipment	3,698	—	3,698
Change in fair value of earnout liability	—	2,764	2,764
Total operating expenses	83,027	12,821	95,848

Loss from operations	(83,027)	(12,821)	(95,848)
Change in fair value of notes payable and warrant liabilities	94,917	(46,782)	48,135
Loss on settlement of notes payable	(3,021)	(95,115)	(98,136)
Interest expense	(4,651)	4,359	(292)
Related party interest expense	(140)	140	—
Other income (expense), net	2,409	(1,241)	1,168
Income (loss) before income taxes	6,487	(151,460)	(144,973)
Income tax provision	—	—	—
Net income (loss)	$6,487	$(151,460)	$(144,973)

Per share information (Note 15):
Net income (loss) per share of Class A and B Common Stock attributable to common stockholders:
Basic	$0.01	$(0.21)	$(0.20)
Diluted	(0.07)	(0.13)	(0.20)
Weighted average shares used in computing net income (loss) per share of Class A and B Common Stock:
Basic	657,565,442	64,000,588	721,566,030
Diluted	988,638,662	(267,072,632)	721,566,030

Total comprehensive income (loss):
Net income (loss)	$6,487	$(151,460)	$(144,973)
Change in foreign currency translation adjustment	(555)	—	(555)
Total comprehensive income (loss)	$5,932	$(151,460)	$(145,528)

13

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Summary of Restatement - Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2023
	As Previously Reported	Restatement Impacts	As Restated
Cash flows from operating activities
Net income (loss)	$6,487	$(151,460)	$(144,973)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,103	—	1,103
Stock-based compensation	15,102	(6,469)	8,633
Loss on disposal of property and equipment	3,698	—	3,698
Change in fair value measurement of related party notes payable and notes payable	(79,462)	—	(79,462)
Change in fair value measurement of warrant liability	(18,219)	49,546	31,327
Change in fair value measurement of earnout liability	2,764	—	2,764
Amortization of operating lease right-of-use assets and intangible assets	736	—	736
Loss on foreign exchange	653	—	653
Non-cash interest expense	4,533	(4,499)	34
Loss on settlement of notes payable	3,021	95,115	98,136
Other	338	323	661
Changes in operating assets and liabilities:
Deposits	(29,370)	17,262	(12,108)
Other current and non-current assets	6,368	859	7,227
Accounts payable	(10,367)	(677)	(11,044)
Accrued expenses and other current liabilities	(9,626)	—	(9,626)
Operating lease liabilities	(542)	—	(542)
Accrued interest expense	(197)	—	(197)
Net cash used in operating activities	$(102,980)	$—	$(102,980)

	Three Months Ended March 31, 2023
	As Previously Reported	Restatement Impacts	As Restated

Supplemental disclosure of noncash investing and financing activities
Conversion of notes payable and accrued interest into Class A Common Stock	$46,296	$91,884	$138,180
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
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,671.7 million of March 31, 2023. The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 9, Related Party Notes Payable and Note 10, Notes Payable), the sale of Preferred and Common Stock
14

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(see Note 13, Stockholders' Equity), and the net proceeds received from the Business Combination and the PIPE Financing (see Note 1, Nature of Business and Organization and Basis of Presentation).
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
The successful beginning of the second phase is contingent on receiving parts on our required timeframes and completion of requisite tests. Further, FF expects to need substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing. As FF executes the three-phase delivery plan, it plans to continue to move vehicles into production and off-the-line with high quality and high product power. There is no assurance FF will be able to timely receive sufficient funding under existing or new financing commitments to produce and deliver the FF 91 Futurist on that timeline or at all. If unable to receive sufficient funding, FF will be required to obtain new financing commitments, which may not be available to it under reasonable commercial terms. Further, there cannot be any assurance that FF will be able to secure additional funding, under reasonable commercial terms if at all, develop the manufacturing capabilities and processes, secure reliable sources of component supply to meet quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business.
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
As part of the SPA, as amended (as defined in Note 10, Notes Payable), the Company has obtained commitments from several investors totaling $267.0 million in new convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $220.3 million under these commitments has been funded to date, through which the Company has received $193.3 million (net of original discount and transaction costs). The right to force exercise of the Warrant Reserve (defined in Note 10, Notes Payable) expired upon the holders exercising their warrants during 2023. In February 2023, Senyun and a purchaser affiliated with ATW Partners LLC exercised 20% of their respective options to purchase additional senior secured notes and SPA Warrants (defined in Note 10, Notes Payable) of the Company under the same terms as the
15

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Incremental Notes (defined in Note 10, Notes Payable). The Company received aggregated gross proceeds of $38.0 million ($32.9 million net of original issuance discount and transaction costs) in exchange for such issuances.
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
4.    Variable Interest Entities and Joint Ventures
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
17

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.    Deposits and Other Current Assets (As Restated)
Deposits and other current assets consist of the following (dollars in thousands):

Deposits:	March 31, 2023	December 31, 2022 (As Restated)
Deposits for research and development, prototype and production parts, and other (as restated)	$52,436	$40,879
Deposits for goods and services yet to be received (“Future Work”)	2,969	3,187
Total deposits	$55,405	$44,066

Other current assets:
Prepaid expenses	$9,121	$14,437
Inventory (as restated)	4,049	4,457
Other current assets	1,547	3,052
Total other current assets	$14,717	$21,946
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
In July 2022, the Company entered into an annual insurance policy for its directors and officers (“D&O Policy”), which required it to make a prepayment in the amount of $21,732, of which $5,433 was amortized to General and administrative expenses in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for three months ended March 31, 2023.
6.    Property and Equipment, Net (As Restated)
Property and equipment, net, consists of the following (dollars in thousands):

	March 31, 2023 (As Restated)	December 31, 2022 (As Restated)
Buildings and leasehold improvements	$95,519	$19,778
Computer hardware	2,094	3,112
Tooling, machinery, and equipment	235,290	9,542
Vehicles	337	337
Computer software	4,125	4,212
Construction in process (as restated)	121,618	393,814
Less: Accumulated depreciation	(11,812)	(12,113)
Total property and equipment, net	$447,171	$418,682
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
Transfer of Private Warrants to Unaffiliated Third Parties
Upon transfer of Private Warrants to unaffiliated third-party purchasers on the open market, the transferred warrants become subject to identical terms to the Public Warrants (see Note 13, Stockholders' Equity). Therefore, upon their transfer the Company classified the warrants to APIC at their fair value of $0.0 million and $0.6 million, as of March 31, 2023 and December 31, 2022.
Liability Classified Instruments
From time to time, certain of the Company’s equity-linked financial instruments may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to the Company having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. See Note 13, Stockholders' Equity.
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy (dollars in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$—	$—	$92,665
Private warrants	—	—	52
Bridge warrants	—	—	28,521

	December 31, 2022 (As Restated)
	Level 1	Level 2	Level 3
Liabilities:
Notes payable	$—	$—	$26,008
Accrued expenses and other current liabilities	—	—	6,227
Private warrants	—	—	52
Bridge warrants (as restated)	—	—	92,781
The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, and accounts payable approximate fair value because of their short-term nature or contractually defined value.
21

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity of Level 3 fair value measurements (dollars in thousands):

	Bridge Warrants (As Restated)	Notes Payable, Bridge	Private Warrants	Earnout Shares Liability	Liability for Insufficient Authorized Shares Related to Stock Options and RSUs
Balance as of December 31, 2022 (as restated)	$92,781	$26,008	$52	$2,250	$3,977
Additions	33,266	122,409	—	—	—
Net disposal pursuant to Warrant Exchange	(16,506)	—	—	—	—
Exercises of warrants	(47,202)	—	—	—	—
Change in fair value measurements	(33,818)	(16,031)	—	2,764	—
Extinguishment of Debt	—	3,021	—	—	—
Stock-based compensation expense	—	—	—	—	5,002
Conversions of liability to Common Stock	—	—	—	(5,014)	(8,979)
Conversions of notes to Common Stock	—	(42,742)	—	—	—
Balance as of March 31, 2023	$28,521	$92,665	$52	$—	$—
9.    Related Party Notes Payable (As Restated)
The Company has been significantly funded by notes payable from related parties. These related parties include employees as well as affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer.
Related party notes payable consists of the following as of March 31, 2023 (dollars in thousands):

Note Name	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value (As Restated)	Interest Expense for the Three Months Ended March 31, 2023 (As Restated)	Accrued Interest (As Restated)
Related party notes - China (as restated)	December 31, 2023	12.0%	$5,273	$—	$—
Related party notes – China various other	Due on Demand	—%	3,928	—	—
			$9,201	$—	$—

Related party notes payable consists of the following as of December 31, 2022 (dollars in thousands):

Note Name	Contractual Maturity Date	Contractual Interest Rates	Balance as of December 31, 2022 (As Restated)
Related party notes - China (as restated)	December 31, 2023	12.0%	$5,209
Related party notes – China various other	Due on Demand	—%	3,755
			$8,964

Fair Value of Related Party Notes Payable Not Carried at Fair Value
22

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

Due on demand	$3,928
2023 (as restated)	5,273
$9,201
The future scheduled principal maturities of related party notes payable as of December 31, 2022 were as follows (dollars in thousands):

Due on demand	$3,755
2023 (as restated)	5,209
$8,964
FF Top Expense Reimbursements and Consulting Fees
On January 31, 2023, the Company entered into a supplemental agreement to the Preliminary Term Sheet (the “Term Sheet” and such supplemental agreement, the “Supplemental Agreement”) with FF Top Holding LLC (“FF Top”), pursuant to which the parties agreed, due to the high amount of FF Top’s out-of-pocket legal fees and expenses incurred in connection with its financing efforts, to amend the Term Sheet to increase the cap for legal fees and expenses from $0.3 million to $0.7 million. The Company agreed to pay the remaining $0.4 million of the fees owed to FF Top as follows: (i) $0.2 million within one business day of execution of the Supplemental Agreement, and (ii) $0.2 million within one business day of consummation of new financing by the Company in an amount not less than $5.0 million or an earlier date approved by the Board. Pursuant to the Term Sheet, as amended by the Supplemental Agreement, the Company paid FF Top $0.2 million on each of February 1, 2023, and on February 6, 2023. In addition, on April 8, 2023, the Company reimbursed FF Top for $0.1 million related to legal expenses incurred by FF Top in connection with Amendment No. 6 (as defined in Note 10, Notes Payable).
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
23

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Warm Time Inc. (“Warm Time”) and Ocean View Drive Inc. (“Ocean View”) Transactions
The Company leased two real properties, located in Rancho Palos Verdes, California (the “Rancho Palos Verdes Properties”), from Warm Time from January 1, 2018 through March 31, 2022. Warm Time in turn leased the Rancho Palos Verdes Properties from Mr. Jia. The Rancho Palos Verdes Properties were used by the Company to provide long-term or temporary housing to employees of the Company (including Dr. Carsten Breitfeld, former Global CEO of the Company). According to the agreement between the parties, the Company paid Warm Time a monthly amount of $0.1 million for rent and certain services, including catering, room services and organization of meetings, external gatherings and events, for the Rancho Palos Verdes Properties. In each of the three months ended March 31, 2023 and 2022, the Company paid to Warm Time $0.1 million for rent and business development services rendered to the Company and its executives.
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
On February 9, 2023, the Company made a payment of approximately $0.2 million on behalf of Ocean View, an indemnified co-defendant, in connection with a seizure of funds related to the outstanding judgment in ongoing litigation, also involving Han’s San Jose Hospitality, LLC. Ocean View fulfilled its payment obligation under the settlement arrangement of such litigation, but the Company did not make its payment on the outstanding judgment which caused such seizure of funds of Ocean View. See Note 12, Commitments and Contingencies for more information. Following such seizure, the Company paid the outstanding judgment and all accrued interest. The payment remitted on behalf of Ocean View was recorded in Deposits in the unaudited Condensed Consolidated Balance Sheet as of March 31, 2023, the Company received the return of such indemnification payment in April 2023.
24

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10.    Notes Payable (As Restated)
The Company has entered into notes payable agreements with third parties, which consists of the following as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Three Months Ended March 31, 2023 (As Restated)	Accrued Interest (As Restated)
Bridge Notes (as restated) (1)	Various	10%-15%	$165,034	$(37,937)	$(34,432)	$92,665	$—	$—
Notes payable – China other	Due on Demand	—%	5,065	—	—	5,065	—	—
Auto loans	October 2026	7%	94	—	—	94	2	—
			$170,193	$(37,937)	$(34,432)	$97,824	$2	$—

	December 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Three Months Ended March 31, 2022 (As Restated)	Accrued Interest (As Restated)
Bridge Notes (as restated)(1)	October 27, 2028	10%	$36,622	$264	$(10,878)	$26,008	$—	$—
Notes payable – China other	Due on Demand	—%	4,997	—	—	4,997	—	—
Auto loans	October 2026	7%	100	—	—	100	—	—
			$41,719	$264	$(10,878)	$31,105	$—	$—

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
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Bridge Notes because the notes include features, such as a contingently exercisable put option, which meets the definition of an

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
embedded derivative. The Company expenses original issue discount and transaction costs to Changes in fair value measurements in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss. The Company did not separately report interest expense attributable to the Bridge Notes accounted for pursuant to the fair value option in the Consolidated Statements of Operations and Comprehensive Loss because such interest was included in the determination of the fair value of the notes payable and changes thereto.
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
Senyun Amendment
On December 28, 2022, the Company entered into a Letter Agreement and Amendment to the SPA (the “Senyun Amendment”) with Senyun International Ltd. (“Senyun”) pursuant to which the conversion rate of notes totaling $19.0 million was lowered from $1.05 to $0.89 and future funding timeframes were renegotiated. As a result of the new conversion rate the Company was obligated for the year then ended to issue additional shares to Senyun based on the lower conversion rate. The Company accounted for this obligation by crediting Other current liabilities in the Consolidated Balance Sheet for $0.9 million, which represents the fair value of the additional shares owed to Senyun. In addition, the $0.9 million was recognized as a Loss on settlement of notes payable in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2022 as the underlying debt instruments were extinguished on the

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
date the Senyun Amendment was entered into. During the three-months ended March 31, 2023 the Company remitted the shares to Senyun.
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
Pursuant to Amendment No. 6, certain outstanding Tranche A Notes issued by the Company to Purchasers with an aggregate outstanding principal amount of $31.0 million were replaced by the same principal amount of new notes (each, a “Replacement Note”) with a $0.89 base conversion price. In accordance with ASC 470-50, Debt, the change in conversion price qualifies as an extinguishment because the change in the conversion price was substantial. Accordingly, the Company recognized a Loss on settlement of notes payable in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 in the amount of $3.0 million, calculated as the difference between the reacquisition price and net carrying amount of the notes.
Pursuant to Amendment No. 6 the Company entered into an agreement with certain Purchasers (“an Exchange Agreement”) holding a total of 198,129,990 NPA Warrants and SPA Warrants to exchange them for an aggregate 90,489,346 NPA Warrants and SPA Warrants and principal convertible notes totaling $41.0 million. The issued warrants have terms that limit down-round ratchet clauses to price adjustments only. The issued senior secured convertible notes (the “Exchange Notes”) have terms largely congruent to existing SPA notes but have no original issuance discount and convert using a VWAP calculation as described in the Exchange Agreement. Pursuant to the Exchange Agreement, equity-classified warrants were exchanged for warrants which satisfy liability classification per ASC 480, Distinguishing Liabilities from Equity, and were reclassified from equity to Bridge Warrants in the unaudited Condensed Consolidated Balance Sheet in a total amount of $6.8 million. As a result of the transaction the Company did not recognize a gain or loss in the Consolidated Statements of Operations and Comprehensive Loss.
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
During the three months ended March 31, 2023, the Company issued to the Purchasers a total of 48,714,277 warrants (“Bridge Warrants" or “SPA Warrants”). Upon their issuance, the Bridge Warrants had an exercise price of $0.89 to $1.05 per share, subject to anti-dilution ratchet price protection, exercisable for seven years from the date of issuance (see Note 13, Stockholders' Equity). The Company may repurchase the Bridge Warrants for $0.01 per share if and to the extent the VWAP of the Company’s Class A Common Stock during 20 out of 30 trading days prior to the repurchase is greater than $15.0 per share, subject to certain additional conditions. During the three months ended March 31, 2023, the Purchasers exercised 35,314,752 Bridge Warrants. As of March 31, 2023, there were 93,571,419 Bridge Warrants outstanding.
On March 31, 2023 the Company determined that the fair value of the Bridge Notes and Bridge Warrants was $92.7 million and $28.5 million, respectively, resulting in a gain in Change in fair value measurements in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2023 in the amount of $79.5 million and $18.2 million respectively.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2023, total Bridge Notes principal of $61.6 million with a fair value of $42.7 million was converted to Additional paid-in capital, resulting in a $95.1 million Loss on settlement of notes payable being recognized in the Condensed Consolidated Statement of Operations and Comprehensive Loss during the three months ended March 31, 2023. Total settlement of notes payable transaction costs for the three months ended March 31, 2023 totaled $1.1 million.

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

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of March 31, 2023	As of December 31, 2022
Weighted average remaining lease term (in years)
Operating leases	6.2	6.4
Finance leases	4.8	5.0

Weighted average discount rate
Operating leases	15.6%	15.6%
Finance leases	5.0%	5.0%
12.    Commitments and Contingencies
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

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
On February 28, 2023, upon shareholder approval to increase the Company’s authorized shares, the Company had sufficient authorized shares to fully settle all outstanding equity-linked financial instruments. Accordingly, the Company reclassified the fair value of the Earnout liability of $5.0 million and the fair value of the Share-based payment liability of $9.0 million into Additional paid-in capital.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The $2.8 million increase in the Earnout liability from December 31, 2022 to February 28, 2023 was recognized as an expense in the Change in fair value of earnout liability during the three months ended March 31, 2023. The $5.0 million increase in the Share-based payment liability from December 31, 2022 to February 28, 2023 was recognized as stock-based compensation expense during the three months ended March 31, 2023.
14.    Stock-Based Compensation
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
As of March 31, 2023 and December 31, 2022, the Company had 19,987,642 and 24,252,537 shares of Class A Common Stock available for future issuance under its 2021 SI Plan.
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
A summary of the Company’s stock option activity is as follows (dollars in thousands except weighted average exercise price):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	35,687,240	$3.37	7.3	$22
Granted	3,000,000	1.08
Exercised	(49,456)	0.89		$10
Cancelled/forfeited	(2,455,912)	3.37
Outstanding as of March 31, 2023	36,181,872	$3.15	7.5	$31

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate:	3.5%	1.6%
Expected term (in years):	8.6	7.0
Expected volatility:	90.2%	43.5%
Dividend yield:	0%	0%
As of March 31, 2023, the total remaining stock-based compensation expense for unvested stock options was $3.5 million, which is expected to be recognized over a weighted-average period of 2.75 years.
A summary of the Company’s RSU and PSU activity is as follows:

	Shares	Weighted Average Fair Value
Outstanding as of December 31, 2022	17,869,663	$1.09
Granted	6,534,618	0.99
Released	(1,145,334)	1.24
Forfeitures	(2,504,083)	1.10
Outstanding as of March 31, 2023	20,754,864	$1.04

The Company’s subsidiaries in China have employees who are citizens of People’s Republic of China (PRC). Pursuant to regulation Circular 78 and Circular 7 issued by the Central State Administration of Foreign Exchange of PRC (“SAFE”), the Company cannot release vested RSUs to it’s PRC citizen employees before they have completed the required SAFE registration with a dedicated account set up for each of them to repatriate proceeds back to China under the SAFE. As a result, the outstanding RSU’s for the period ended March 31, 2023 and December 31, 2022, include 1,614,088 and 1,448,697 RSUs of the Company’s PRC citizens employees. These are unreleased RSUs as these employees have not completed the SAFE registration process.
As of March 31, 2023, the total remaining stock-based compensation expense for unvested RSUs and PSUs was $8.0 million, which is expected to be recognized over a weighted-average period of 4.06 years.
The following table presents stock-based compensation expense included in each respective expense category in the unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss (dollars in thousands):

	Three Months Ended March 31,
	2023 (As Restated)	2022
Research and development	$6,416	$1,622
Sales and marketing	760	374
General and administrative	1,457	1,350
	$8,633	$3,346

Included in stock-based compensation expense for the three months ended March 31, 2023 is $5.0 million related to when the Company’s share-based payment awards were classified as liabilities from December 31, 2022 to February 28, 2023.

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15.    Net Loss per Share (As Restated)
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares issued and shares to be issued under the commitment to issue shares, as these shares are issuable for no consideration. Diluted net loss per share attributable to common stockholders adjusts the basic net loss per share attributable to common stockholders and the weighted-average number of shares issued and shares to be issued under the commitment to issue shares for potentially dilutive instruments. For purposes of presentation of basic and diluted net loss per share, the Company includes shares to be issued in the denominator in accordance with ASC 710-10-54-4 and ASC 260-10-45-48 as if they had been issued on the date of the Business Combination (see Note 1, Nature of Business and Organization and Basis of Presentation), as such shares are non-contingent and are issuable for no consideration.
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
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock attributable to common stockholders because their effect was anti-dilutive:

	March 31, 2023 (As Restated)	March 31, 2022
Shares issuable upon exercise of SPA Warrants	93,571,419	—
Shares issuable upon conversion of notes and settlement of Make-Whole provisions	311,952,117	9,009,210
Other warrants	29,454,593	4,544,258
Stock-based compensation awards – Options	37,181,872	43,781,815
Stock-based compensation awards – RSUs	20,131,111	—
Public warrants	23,540,988	22,977,568
Private warrants	111,131	674,551
Total	515,943,231	80,987,402
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

Faraday Future Intelligent Electric Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Restatement
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the correction of errors in our previously reported consolidated financial statements as of and for the three month period ended March 31, 2023. For additional information and a detailed discussion of these error corrections, refer to the Explanatory Note and Part I, Item 1, Notes to the Condensed Consolidated Financial Statements, Note 2, Restatement.
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
Comparison of the Three Months Ended March 31, 2023 and 2022 (dollars in thousands)

	Three Months Ended March 31,
	2023 (As Restated)	2022
Consolidated Statements of Operations
Operating expenses
Research and development	$57,808	$114,935
Sales and marketing	5,065	6,186
General and administrative	26,513	27,880
Loss on disposal of property and equipment	3,698	—
Change in fair value of earnout liability	2,764	—
Total operating expenses	95,848	149,001

Loss from operations	(95,848)	(149,001)
Change in fair value measurements	48,135	1,186
Interest expense	(292)	(3,746)
Related party interest expense	—	(622)
Other (expense) income, net	1,168	(915)
Loss on settlement of notes payable	(98,136)	—
Loss before income taxes	(144,973)	(153,098)
Income tax provision	—	—
Net loss	$(144,973)	$(153,098)

Research and Development

	Three Months Ended March 31,		Change
	2023 (As Restated)	2022	Amount	%
Research and development	$57,808	$114,935	$(57,127)	(50)%
The decrease in research and development expense during the three months ended March 31, 2023 versus the same period in 2022 was primarily due to the decrease in engineering, design, and testing ("ED&T") services of $56,393 as the Company substantially completed R&D activities related to the FF 91 vehicle in 2022 and was focused on capitalizable activities attributable to Start of Production which was achieved on March 29, 2023; the decrease in personnel and compensation related expenses of $4,213 due to decreased headcount as part of cost saving measures implemented by the Company in light of its financial position and the focus on achieving Start of Production; $1,422 decrease in professional services due to termination of consulting services in China and lower use of professional services in general as part of the above mentioned cost savings measures; partially offset by an increase in stock based compensation of $4,946 mostly related to the portion of stock options measured at fair value through the increase in authorized shares on February 28, 2023 and partially offset by a decrease in headcount coupled with a decreased in the Company’s stock price.
Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Sales and marketing	$5,585	$6,186	$(601)	(10)%
The decrease in sales and marketing expense during the three months ended March 31, 2023 versus the same period in 2022 was primarily due to the decrease in personnel and compensation related expenses of $1,638, mainly attributable to a decrease in headcount and a decrease in marketing expense of $680 as part of cost saving measures implemented by the Company in light of its financial position and the focus on achieving Start of Production; partially offset by an increase in stock based compensation of $552 mostly related to the portion of stock options measured at fair value through the increase in authorized shares on February 28, 2023 and partially offset by a decrease in headcount coupled with a decreased in the Company’s stock price; and an increase in rent of $530 due to entering into new office leases agreements at the end of the first quarter of 2022 and; an increase in software subscription expense as the Company prepares the infrastructure for production.
General and Administrative

	Three Months Ended March 31,		Change
	2023 (As Restated)	2022	Amount	%
General and administrative	$26,513	$27,880	$(1,367)	(5)%
The decrease in general and administrative expense during the three months ended March 31, 2023 versus the same period in 2022 was primarily due to the decrease in stock based compensation of $228 mostly related to the portion of stock options measured at fair value through the increase in authorized shares on February 28, 2023, and partially offset by a decrease in headcount coupled with a decreased in the Company’s stock price; an increase in insurance expense of $3,648 due to increased premiums associated with a new D&O policy entered into in the third quarter of 2022; an increase of $628 due to entering into new office leases agreements at the end of the first quarter of 2022; and an increase in depreciation expense of $0 from increased capital expenditures related to Start of Production; partially offset by a decrease in professional service expense of $4,459 due to the conclusion of the Special Committee Investigation in 2022; and a decrease in personnel and compensation related expenses of $1,414 due to a decrease in headcount as part of cost saving measures implemented by the Company in light of its financial position and the focus on achieving Start of Production.
Loss on disposal of property and equipment

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Loss on disposal of property and equipment	$3,698	$—	$3,698	100%
The increase in loss of disposal on property and equipment is due to the write off of $3,698 of certain construction in process assets that are not expected to be used as part of Start of Production.
Change in fair value of earnout liability

	Three Months Ended March 31,		Change
	2023 (As Restated)	2022	Amount	%
Change in fair value of earnout liability	$2,764	$—	$2,764	100%
As of December 31, 2022, the Company reclassified the earnout shares from equity classification to liability classification as a result of the Company having insufficient authorized shares to share-settle the earnout, which was previously determined to be equity classified under ASC 815-40. As a result of the reclassification, the Company reclassified $2.2 million out of Additional paid-in capital into the Earnout liability, which is included in Other current liabilities on the Consolidated Balance Sheet as of December 31, 2022. On February 28, 2023, upon shareholder approval to increase the Company’s authorized shares, the Company had sufficient authorized shares to fully settle all outstanding equity-linked financial instruments. Accordingly, the Company reclassified the fair value of the Earnout liability of $5.0 million into Additional paid-in capital. The $2.8 million increase in the Earnout liability from December 31, 2022 to February 28, 2023 was recognized as expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

Change in Fair Value of Notes Payable and Warrant Liabilities

	Three Months Ended March 31,		Change
	2023 (As Restated)	2022	Amount	%
Change in fair value of notes payable and warrant liabilities	$48,135	$1,186	$46,949	(3,959)%
The change in fair value measurements for the three months ended March 31, 2023 is primarily due to notes payable and warrants that were measured at fair value in the comparative period in 2022 and were revalued during 2023 at predominantly lower fair values due to pricing inputs that use the market price of the Company’s Common Stock which has experienced a decline. Additionally, during the three months ended March 31, 2023, the Company recognized a gain in the change in fair value of warrant liabilities of $33.8 million. During the three months ended March 31, 2022, the Company did not have material liability-classified warrants with changes in fair value included in earnings.
Interest Expense

	Three Months Ended March 31,		Change
	2023 (As Restated)	2022	Amount	%
Interest expense	$(292)	$(3,746)	$3,454	92%
The decrease in interest expense during the three months ended March 31, 2023 was primarily due to the Company’s repayment of $85.0 million of Ares notes payable principal and the conversion of $73.9 million of ATW NPA notes payable principal into the Company’s Class A Common Stock in the year ended December 31, 2022. The Company’s SPA Notes are carried at fair value and fluctuations in interest expense are included in the change in fair value of notes payable.

Related Party Interest Expense

	Three Months Ended March 31,		Change
	2023 (As Restated)	2022	Amount	%
Related party interest expense	$—	$(622)	$622	100%
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
Other (Expense) Income, Net

	Three Months Ended March 31,		Change
	2023 (As Restated)	2022	Amount	%
Other (expense) income, net	$1,168	$(915)	$2,083	363%
The change in other (expense) income, net of $2,083 was primarily due to foreign currency transaction losses resulting from the revaluation of transactions denominated in currencies other than U.S. Dollars that are remeasured at the end of each period.
Loss on Settlement of Notes Payable

	Three Months Ended March 31,		Change
	2023 (As Restated)	2022	Amount	%
Loss on settlement of notes payable	$(98,136)	$—	$(98,136)	N/M
The loss on settlement of notes payable during the three months ended March 31, 2023 is primarily due to a $95.1 million loss on settlement of SPA Notes due to their conversion into Class A Common Stock. In the prior period the Company did not have notes payable that settled at a loss.
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
On March 29, 2023, FF announced the start of production of the FF 91 Futurist and, on April 14, 2023, FF’s first production FF 91 Futurist vehicle came off the line. Since August 14, 2022, the Company has obtained commitments from several investors totaling $267.0 million in convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $220.3 million under these commitments has been funded to date ($193.3 million net of original discount and transaction costs). Of the remaining balance of $46.7 million, an amount of $20.0 million is committed and contingent upon delivery of the FF 91 Futurist to the first batch of bona fide customers, and an amount of $15.0 million is expected to be funded within five business days after the satisfaction or waiver of certain conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes. In addition, the Company had the right to force the exercise of the warrants underlying the Warrant Reserve, as such term is defined in Note 13, Stockholders' Equity, in the notes to the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2023 included elsewhere in this Report, for a total exercise price of $20.0 million in cash ($10.6 million remaining to be funded to the Company), upon the completion of certain milestones and conditions. The right to force exercise of the Warrant Reserve expired upon the holders exercising their warrants during 2023. In 2023 to date, Senyun, RAAJJ and a purchaser affiliated with ATW Partners LLC exercised their respective options to purchase additional senior secured notes and the accompanying SPA Warrants of the Company. The Company received aggregated gross proceeds of $38.0 million ($32.9 million net of original issuance discount) in exchange for such issuances.
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
On May 8, 2023, the Company entered into the Unsecured SPA with the Unsecured SPA Purchasers to issue and sell, subject to the satisfaction of certain closing conditions, $100.0 million aggregate principal amount of the Company’s senior unsecured convertible promissory notes. On May 10, 2023 the Company received gross proceeds pursuant to the Unsecured SPA totaling $3.3 million ($3.0 million net of original issuance cost). The Unsecured SPA Purchasers committed to fund in eight subsequent closings fifteen days apart, subject to the satisfaction of certain closing conditions. In addition, any Unsecured SPA Purchaser may postpone or cancel any closing pursuant to the Unsecured SPA in its reasonable discretion if it reasonably determines, based on public information, that the first phase of the Company’s three-phase delivery plan as disclosed in public filings has not begun or will not begin prior to May 31, 2023 and/or the second phase of such delivery plan has not begun or will not begin prior to June 30, 2023, in each case within 15 calendar days of such deadline. See Note 16, Subsequent Events for more information regarding the Unsecured SPA.
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
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,671.7 million as of March 31, 2023. After the closing of the Business Combination and the PIPE Financing on July 21, 2021, the Company received gross proceeds aggregating $991.0 million which it used to settle certain liabilities and the remainder of which management has used to finance the ongoing operations of the business.
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
Related party notes payable consists of the following as of March 31, 2023 (dollars in thousands):

Note Name	Contractual Maturity Date	Contractual Interest Rates	Balance as of March 31, 2023 (As Restated)	Interest Expense for the Three Months Ended March 31, 2023 (As Restated)
Related party notes - China (as restated)	December 31, 2023	12.0%	$5,273	$—
Related party notes – China various other	Due on Demand	—%	3,928	—
			$9,201	$—

Schedule of Principal Maturities of Related Party Notes Payable (dollars in thousands):
The future scheduled principal maturities of related party notes payable as of March 31, 2023 were as follows (dollars in thousands):

Due on demand	$3,928
2023 (as restated)	5,273
$9,201
Related party notes payable consists of the following as of December 31, 2022 (dollars in thousands):

Due on demand	$3,755
2023 (as restated)	5,209
$8,964
The Company has entered into notes payable agreements with third parties, which consists of the following as of March 31, 2023 (dollars in thousands):

	March 31, 2023
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the Three Months Ended March 31, 2023
Bridge Notes (1)	Various	11%-15%	$165,034	$(37,937)	$(34,432)	$92,665	$—
Notes payable – China other	Due on Demand	—%	5,065	—	—	5,065	—
Auto loans	October 2026	7%	94	—	—	94	2
			$170,193	$(37,937)	$(34,432)	$97,824	$2

	December 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original issue discount and proceeds allocated to warrants	Net Carrying Value	Interest Expense for the three months Ended March 31, 2022 (As Restated)	Accrued Interest (As Restated)
Bridge Notes (as restated) (1)	October 27, 2028	10%	$36,622	$264	$(10,878)	$26,008	$—	$—
Notes payable – China other	Due on Demand	—%	4,997	—	—	4,997	—	—
Auto loans	October 2026	7%	100	—	—	100	—	—
			$41,719	$264	$(10,878)	$31,105	$—	$—

Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of March 31, 2023 are as follows (dollars in thousands):

Due on demand	$5,065
2023	—
2024	—
2025	41,000
2026	94
2027	—
Thereafter	124,034
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
Accounting estimates and assumptions are evaluated on an ongoing basis, which are discussed in more detail under the section titled “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our 2022 Annual Report on Form 10-K filed on March 9, 2022, as well as in Note 1, Nature of Business and Organization and Basis of Presentation of the Notes to the unaudited Condensed Consolidated Financial Statements for discussion of estimates related to accounting pronouncements recently adopted.
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
•FF appointed Ms. Becky Roof as Interim Chief Financial Officer (CFO) and engaged an affiliate of AlixPartners LLP to accelerate implementation of Special Committee recommendations including, but not limited to remediation of the material weaknesses in internal control over financial reporting. On October 12, 2022, Ms. Roof resigned from FF upon the successful completion of key milestones in FF’s reporting and fundraising activities, on October 22, 2022, the Company appointed Ms. Yun Han as Chief Accounting Officer and Interim CFO, effective as of October 25, 2022, on July 5, 2023, Ms. Han resigned from her positions as Interim Chief Financial Officer, principal financial officer and principal accounting officer (but will continue in her role as Chief Accounting Officer), and on July 11, 2023, the Board appointed Jonathan Maroko as Interim Chief Financial Officer, principal financial officer and principal accounting officer effective as of July 24, 2023. Ms. Han’s responsibilities include, but are not limited to, the remediation of the material weaknesses in internal control over financial reporting;
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

•hiring of a Compliance Officer with the title of Deputy General Counsel (hired in March 2023), who will report on a dotted line to the Chair of the Audit Committee; and
•engaged an external consulting firm in April 2023 to work in the capacity of an internal audit function (engaged in March 2023), who will report on a dotted line to the Chair of the Audit committee.
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