Form 10-Q
period 2023-06-30
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2023-08-21
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The registrant had outstanding 1,424,045,557 shares of Class A common stock and 64,000,588 shares of Class B common stock as of August 16, 2023.

Faraday Future Intelligent Electric Inc.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022

Assets
Current assets
Cash	$17,893	$16,968
Restricted cash	1,503	1,546
Inventory	10,301	4,457
Deposits	61,317	44,066
Other current assets	14,583	17,489
Total current assets	105,597	84,526
Property and equipment, net	425,294	406,320
Finance lease right-of-use assets	12,181	12,362
Operating lease right-of-use assets	18,091	19,588
Other non-current assets	6,325	6,492
Total assets	$567,488	$529,288
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$92,757	$91,603
Accrued expenses and other current liabilities	55,835	65,709
Warrant liabilities	19,577	92,781
Related party warrant liabilities	1,526	—
Accrued interest	25	189
Related party accrued interest	70	—
Operating lease liabilities, current portion	2,730	2,538
Finance lease liabilities, current portion	1,416	1,364
Related party notes payable, current portion	8,778	8,964
Notes payable, current portion	4,905	5,097
Total current liabilities	187,619	268,245
Finance lease liabilities, less current portion	5,844	6,570
Operating lease liabilities, less current portion	16,622	18,044
Other liabilities	10,051	9,429
Related party notes payable, less current portion	7,777	—
Notes payable, less current portion	61,875	26,008
Total liabilities	289,788	328,296
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 1,690,000,000 and 815,000,000 shares authorized; 1,423,751,384 and 563,346,216 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	142	56
Class B Common Stock, $0.0001 par value; 75,000,000 shares authorized; 64,000,588 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	4,065,136	3,724,180
Accumulated other comprehensive income	9,072	3,505
Accumulated deficit	(3,796,656)	(3,526,755)
Total stockholders’ equity	277,700	200,992
Total liabilities and stockholders’ equity	$567,488	$529,288
    See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Auto sales	$—	$—	$—	$—
Cost of revenues
Auto sales	6,613	—	6,613	—
Gross loss	(6,613)	—	(6,613)	—
Operating expenses
Research and development	25,269	96,608	83,077	211,543
Sales and marketing	7,699	6,198	12,764	12,384
General and administrative	17,062	33,253	43,575	61,133
Loss on disposal of property and equipment	—	1,407	3,698	1,407
Change in fair value of earnout liability	(664)	—	2,100	—
Total operating expenses	49,366	137,466	145,214	286,467
Loss from operations	(55,979)	(137,466)	(151,827)	(286,467)
Change in fair value of notes payable and warrant liabilities	24,324	5,158	72,459	6,344
Change in fair value of related party notes payable and related party warrant liabilities	384	—	384	—
Loss on settlement of notes payable	(85,392)	—	(183,528)	—
Loss on settlement of related party notes payable	(6,492)	—	(6,492)	—
Interest expense	(209)	(1,128)	(501)	(4,874)
Related party interest expense	(70)	(1,313)	(70)	(1,935)
Other (expense) income, net	(1,466)	(6,936)	(298)	(7,851)
Loss before income taxes	(124,900)	(141,685)	(269,873)	(294,783)
Income tax provision	(28)	(9)	(28)	(9)
Net loss	$(124,928)	$(141,694)	$(269,901)	$(294,792)

Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(0.10)	$(0.44)	$(0.28)	$(0.91)
Diluted	(0.10)	(0.44)	(0.28)	(0.91)
Weighted average shares used in computing net loss per share of Class A and B Common Stock:
Basic	1,196,878,783	322,717,920	963,766,803	322,466,055
Diluted	1,196,878,783	322,717,920	963,766,803	322,466,055

Total comprehensive loss
Net loss	$(124,928)	$(141,694)	$(269,901)	$(294,792)
Foreign currency translation adjustment	6,122	4,248	5,567	3,684
Total comprehensive loss	$(118,806)	$(137,446)	$(264,334)	$(291,108)
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	838,872,039	$84	64,000,588	$6	$3,924,465	$2,950	$(3,671,728)	$255,777
Conversion of notes payable and accrued interest into Class A Common Stock (Note 9)	583,649,776	58	—	—	144,870	—	—	144,928
Reclassification of earnout shares from equity to liability on April 21, 2023 due to insufficient authorized shares (Note 11)	—	—	—	—	(2,112)	—	—	(2,112)
Reclassification of stock-based awards from equity to liability on April 21, 2023 due to insufficient authorized shares (Note 11)	—	—	—	—	(2,979)	—	—	(2,979)
Stock-based compensation	—	—	—	—	892	—	—	892
Issuance of shares for RSU vesting	1,476,909	—	—	—	—	—	—	—
Cancellations	(247,340)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	6,122	—	6,122
Net loss	—	—	—	—	—	—	(124,928)	(124,928)
Balance as of June 30, 2023	1,423,751,384	$142	64,000,588	$6	$4,065,136	$9,072	$(3,796,656)	$277,700
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	563,346,216	$56	64,000,588	$6	$3,724,180	$3,505	$(3,526,755)	$200,992
Conversion of notes payable and accrued interest into Class A Common Stock (Note 9)	807,189,395	81	—	—	283,028	—	—	283,109
Change in classification of warrants from Additional paid-in capital to liability pursuant to the Warrant Exchange (Note 9)	—	—	—	—	(6,811)	—	—	(6,811)
Reclassification of Feb. 28, 2023 earnout shares liability to equity due to authorized share increase (Note 11)	—	—	—	—	5,014	—	—	5,014
Reclassification of Feb. 28, 2023 stock-based awards liability to equity due to authorized share increase (Note 11)	—	—	—	—	8,978	—	—	8,978
Reclassification of earnout shares from equity to liability on April 21, 2023 due to insufficient authorized shares (Note 11)	—	—	—	—	(2,112)	—	—	(2,112)
Reclassification of stock-based awards from equity to liability on April 21, 2023 due to insufficient authorized shares (Note 11)	—	—	—	—	(2,979)	—	—	(2,979)
Stock-based compensation	—	—	—	—	4,523	—	—	4,523
Exercise of warrants	51,128,708	5	—	—	51,271	—	—	51,276
Exercise of stock options	49,456	—	—	—	44	—	—	44
Issuance of shares for RSU vesting	2,284,949	—	—	—	—	—	—	—
Cancellations	(247,340)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	5,567	—	5,567
Net loss	—	—	—	—	—	—	(269,901)	(269,901)
Balance as of June 30, 2023	1,423,751,384	$142	64,000,588	$6	$4,065,136	$9,072	$(3,796,656)	$277,700
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)

	Commitment to Issue Class A Common Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	—	$32,900	238,197,018	$24	64,000,588	$6	$3,487,415	$(7,509)	$(3,077,614)	$402,322
Issuance of shares pursuant to the commitment to issue Class A Common Stock	—	—	145,396	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,127	—	—	3,127
Exercise of stock options	—	—	201,061	—	—	—	499	—	—	499
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,248	—	4,248
Net loss	—	—	—	—	—	—	—	—	(141,694)	(141,694)
Balance as of June 30, 2022	—	$32,900	238,543,475	$24	64,000,588	$6	$3,491,041	$(3,261)	$(3,219,308)	$268,502
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statement of Commitment to Issue Class A Common Stock and Stockholders’ Equity
(in thousands, except share data)

	Commitment to Issue Class A Common Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
			Class A		Class B
		Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021		$—	168,693,323	$17	—	$—	$3,482,226	$(6,945)	$(2,907,644)	$567,654
Reclassification of obligation to issue registered shares of Class A Common Stock upon adoption of ASU 2020-06	—	32,900	—	—	—	—	—	—	(20,265)	(20,265)
Reclassification of deferred gain upon adoption of ASC 842	—	—	—	—	—	—	—	—	3,393	3,393
Issuance of shares pursuant to the commitment to issue Class A and Class B Common Stock	—	—	68,887,416	7	64,000,588	6	(13)	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,474	—	—	6,474
Exercise of stock options	—	—	962,736	—	—	—	2,354	—	—	2,354
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,684	—	3,684
Net loss	—	—	—	—	—	—	—	—	(294,792)	(294,792)
Balance as of June 30, 2022	—	$32,900	238,543,475	$24	64,000,588	$6	$3,491,041	$(3,261)	$(3,219,308)	$268,502

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statement of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(269,901)	$(294,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,534	9,846
Stock-based compensation	9,272	6,474
Loss on disposal of property and equipment	3,698	1,407
Non-cash change in fair value of related party notes payable and related party warrant liabilities	(384)	—
Non-cash change in fair value of notes payable and warrant liabilities	(72,930)	(6,344)
Change in fair value of earnout liability	2,100	—
Change in operating lease right-of-use assets	1,419	—
Loss on foreign exchange	164	2,484
Loss (gain) on forgiveness of accounts payable and deposits, net	135	2,190
Non-cash interest expense	—	4,609
Loss on settlement of notes payable	183,528	—
Loss on settlement of related party notes payable	6,492	—
Other	669	216
Changes in operating assets and liabilities:
Deposits	(17,767)	11,104
Inventory	(5,844)	(950)
Other current and non-current assets	2,977	2,998
Accounts payable	9,905	24,403
Accrued expenses and other current liabilities	(27,551)	12,785
Operating lease liabilities	(1,097)	(1,678)
Accrued interest expense	(127)	(9,856)
Net cash used in operating activities	(160,708)	(235,104)
Cash flows from investing activities
Payments for property and equipment	(25,852)	(90,234)
Net cash used in investing activities	(25,852)	(90,234)
Cash flows from financing activities
Proceeds from notes payable, net of original issuance discount	160,800	—
Proceeds from related party notes payable, net of original issuance discount	19,782	—
Proceeds from exercise of warrants	4,074	—
Payments of notes payable	—	(87,258)
Settlement of notes payable transaction costs	(1,834)	—
Settlement of related party notes payable transaction costs	(355)	—
Payments of finance lease obligations	(673)	(936)
Proceeds from exercise of stock options	44	2,354
Net cash provided by (used in) financing activities	181,838	(85,840)
Effect of exchange rate changes on cash and restricted cash	5,604	2,235
Net increase (decrease) in cash and restricted cash	882	(408,943)
Cash and restricted cash, beginning of period	18,514	530,477
Cash and restricted cash, end of period	$19,396	$121,534

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statement of Cash Flows
(in thousands)

The following table provides a reconciliation of cash and restricted cash reported within the unaudited Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the unaudited Condensed Consolidated Statements of Cash Flows:

	June 30, 2023	December 31, 2022
Cash and restricted cash
Cash	$17,893	$16,968
Restricted cash	1,503	1,546
Total cash and restricted cash	$19,396	$18,514

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$465	$12,937

Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment included in accounts payable and accrued expenses	$20,047	$7,331
Reclassification of Feb. 28, 2023 stock-based awards liability to equity due to authorized share increase	8,978	—
Reclassification of Feb. 28, 2023 earnout shares liability to equity due to authorized share increase	5,014	—
Conversion of related party notes payable and accrued interest into Class A Common Stock	9,739	—
Conversion of notes payable and accrued interest into Class A Common Stock	96,719	—
Issuance of Secured SPA Warrants pursuant to the Exchange Agreement (Note 8)	30,348
Issuance of Secured SPA Notes pursuant to the Exchange Agreement (Note 8)	16,500	—
Reduction in outstanding warrants pursuant to the Exchange Agreement (Note 8)	(16,506)	—
Reclassification of earnout shares from equity to liability on April 21, 2023 due to insufficient authorized shares	2,112
Reclassification of stock-based awards from equity to liability on April 21, 2023 due to insufficient authorized shares	2,979	—
Change in classification of warrants from Additional paid-in capital to liability pursuant to the Warrant Exchange (Note 8)	6,811	—
Recognition of operating right of use assets and lease liabilities upon adoption of ASC 842 and for new leases entered into in 2022	—	9,991
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Nature of Business and Organization and Basis of Presentation
Nature of Business and Organization
Faraday Future Intelligent Electric Inc. (“FFIE”), a holding company incorporated in the State of Delaware on February 11, 2020, conducts its operations through the subsidiaries of FF Intelligent Mobility Global Holdings Ltd. (“Legacy FF”), founded in 2014 and headquartered in Los Angeles, California. References to the “Company” or “FF” refer to FFIE and its consolidated subsidiaries. FF is a global shared intelligent electric mobility ecosystem company with a vision to reformat the automotive industry.
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
Concurrently with the execution of the Merger Agreement, the Company entered into separate Subscription Agreements with a number of investors (“PIPE Investors”) pursuant to which, on the Closing Date, the PIPE Investors purchased, and the Company issued, an aggregate of 76,140,000 shares of Class A Common Stock (as defined below), for a purchase price of $10.00 per share with an aggregate purchase price of $761.4 million (“PIPE Financing”). Shares sold and issued in the PIPE Financing included registration rights. The closing of the private placement occurred immediately prior to the Closing Date.
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
Principles of Consolidation and Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. They include the accounts of the Company, its wholly-owned subsidiaries and all other entities in which the Company has a controlling financial interest, including the accounts of any Variable Interest Entity (“VIE”) in which the Company has a controlling financial interest and for which it is the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual audited financial statements prepared in accordance with GAAP and should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2022, included in the Company’s Form 10-K/A filed with SEC on August 21, 2023 (“Form 10-K/A”). Accordingly, the Condensed Consolidated Balance Sheet as of December 31, 2022, has been derived from the Company’s annual audited Condensed Consolidated Financial Statements but does not contain all of the footnote disclosures from the annual financial statements. The Company believes that the disclosures included in this Form 10-Q are adequate to make the information presented not misleading.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position, its results of operations, and cash flows for the periods presented. The accounting policies used in the preparation of these unaudited Condensed Consolidated Financial Statements are the same as those disclosed in the audited Condensed Consolidated Financial Statements for the year ended December 31, 2022, included in the Form 10-K/A, except as described below.
Our annual reporting period is the calendar year. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
Given the global economic climate, estimates are subject to additional volatility. As of the date the Company’s unaudited Condensed Consolidated Financial Statements were issued, the Company is not aware of any specific event or circumstance that would require it to update its estimates or judgments or to revise the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained. Actual results could differ from these estimates and any such differences may have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.
Customer Deposits and Deferred Revenue
The Company’s customers may reserve a vehicle and preorder certain services by making a customer deposit, which is fully refundable at any time. Refundable deposits, for vehicle reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits (Accrued expenses and other current liabilities). Customer deposits were approximately $3.6 million and $3.4 million as of June 30, 2023 and December 31, 2022, respectively.

When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to the transfer of products or services by the Company. Such advance payments are considered non-refundable, and the Company defers revenue related to any products or services that are not yet transferred.

As of June 30, 2023, the Company has yet to deliver a vehicle or recognize revenue related to the delivery of a vehicle. Deferred revenue related to products and services was immaterial as of June 30, 2023 and December 31, 2022.
Inventory and Inventory Valuation
Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work in progress, and finished goods. The Company primarily computes cost using standard cost, which approximates cost on the first-in, first-out (“FIFO”) basis. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company assesses the valuation of inventory and periodically adjusts its value for estimated excess and obsolete inventory based upon expectations of future demand and market conditions, as well as damaged or otherwise impaired goods.
Cost of Revenues
On March 29, 2023, the Company announced the start of production of its first electric vehicle, the FF 91 Futurist and, on April 14, 2023, the Company’s first production FF 91 Futurist vehicle came off the production line. However, the Company has not yet recognized any revenue from the design, development, manufacturing, engineering, sale, or distribution of its electric vehicles. Accordingly, cost of revenues recognized during the three months ended June 30, 2023, in advance of recognizing any revenue, represents production costs that in accordance with GAAP cannot be capitalized in inventory as of June 30, 2023, including charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value.
Stock-Based Compensation
Effective January 1, 2023, stock-based compensation expense is reduced for forfeitures only when they occur. This change of accounting policy resulted in the recognition of a cumulative increase of prior stock-based compensation expenses

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

totaling $1.8 million, which was recorded in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2023.
Income Tax
The income tax provision (benefit) recognized in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022 was immaterial. The difference in the Company’s effective tax rate from the federal statutory rate of 21% is primarily due to full domestic and international valuation allowances. The Company records a full valuation allowance to reflect limited benefits for income taxes in jurisdictions that historically reported losses and a provision for income taxes in jurisdictions that are profitable. The income tax provision for each period was the combined calculated tax expenses/benefits for various jurisdictions.
The Company is subject to taxation and files income tax returns with the U.S. federal government, the state of California and China. The Company’s income tax returns are open to examination by the relevant tax authorities until the expiration of the applicable statute of limitations, which is generally three years after the filing of the tax return. As of June 30, 2023, the Company is not under any tax audits on its income tax returns. All of the Company’s prior year tax returns, from 2016 through 2021, are open under Chinese tax law.
The Company did not accrue any interest or penalties related to the Company's unrecognized tax benefits as of June 30, 2023 and 2022, as the uncertain tax benefits only reduced the net operating losses. The Company does not expect the uncertain tax benefits to have a material impact on its unaudited Condensed Consolidated Financial Statements within the next twelve months.
Reclassifications
Certain reclassifications have been made to the prior period in the accompanying unaudited Condensed Consolidated Financial Statements to conform with the current presentation. Inventory and Finance lease right-of-use assets are now separately presented in the unaudited Condensed Consolidated Balance Sheets, as they were previously included in Other current assets and Property and equipment, Net, respectively (see Note 5, Deposits and Other Current Assets and Note 6, Property and Equipment, Net). In addition, the Buildings and Leasehold improvements within Property and equipment (see Note 6, Property and Equipment, Net) have been combined, as they were previously presented separately.
2.    Liquidity and Capital Resources
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited Consolidated Financial Statements are issued. Based on its recurring losses from operations since inception and continued cash outflows from operating activities (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these unaudited Condensed Consolidated Financial Statements were issued.
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, the build out of its Hanford, California manufacturing facility, and capital raising. Since inception, the Company has incurred cumulative losses from operations and negative cash flows from operating activities, and has an accumulated deficit of $3,796.7 million and a cash balance of $17.9 million as of June 30, 2023. The Company expects to continue to generate significant operating losses for the foreseeable future. The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 9, Related Party Notes Payable, and Note 8, Notes Payable), the sale of Common Stock, and the net proceeds received from the Business Combination and the PIPE Financing (see Note 1, Nature of Business and Organization and Basis of Presentation).
FF announced the start of production of its first electric vehicle, the FF 91 Futurist, on March 29, 2023. However, FF has not recognized any revenue as of the date hereof. FF’s future business depends in large part on its ability to execute its plans to develop, manufacture, market, and deliver electric vehicles, including the FF 91, FF 81, FF 71 series, and Smart Last Mile Delivery (“SLMD”) electric vehicle models that appeal to customers. Based on certain management assumptions, including timely completion of certain testing and the suppliers meeting our supply chain requirement, FF originally expected deliveries of the FF 91 to users to begin before the end of April 2023. However, certain of FF’s suppliers informed FF that they were

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

unable to meet FF’s timing requirements and, therefore, FF updated the timing for the start of deliveries for its FF 91 vehicle. FF has developed a three-phase delivery plan for the FF 91. The first phase began at the end of May 2023, and the second phase began in August 2023, and will be followed by the third phase. The first phase is the “Industry Expert Futurist Product Officer (“FPO”) Co-Creation Delivery.” In this first phase, the Industry Expert FPO(s) are expected to pay in full for an FF 91 vehicle in order to reserve the vehicle and be trained in the use of the vehicle. The Company will begin delivery of the reserved FF 91 vehicles to the FPO during the second phase, which is the “FPO Co-Creation Delivery.” In this second phase, FPO(s) will take possession of the FF 91 vehicle and are also entering into consulting, branding, and other arrangements with FF in exchange for fees to be paid by the Company to the FPO(s). The third phase is the “Full Co-Creation Delivery,” in which, FF will deliver FF 91 vehicles to all spire users that are expected to have paid in full for an FF 91 vehicle at time of delivery.
Further, FF needs substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing. As FF executes the three-phase delivery plan, it plans to continue to move vehicles into production and off-the-line with high quality and high product power. There is no assurance FF will be able to timely receive sufficient funding under existing or new financing commitments to produce and deliver the FF 91 on that timeline or at all. If unable to receive sufficient funding, FF will be required to obtain new financing commitments, which may not be available to it under reasonable commercial terms if at all. Further, there cannot be any assurance that FF will develop the manufacturing capabilities and processes, secure reliable sources of component supply to meet quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business.
The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments, which have exacerbated the supply chain and liquidity pressures on FF’s business. Additionally, certain investors under the Secured SPA or Unsecured SPA (each as defined below) may not fund their commitments until the Company increases the number of authorized shares of its 1,690,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and registers the securities underlying the Secured or Unsecured SPA Warrants and Notes in an effective registration statement. On August 16, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”) at which meeting, FF stockholders approved, among other proposals, a proposal authorizing the Board to effect a reverse stock split of the Company’s outstanding common stock at a range between 1-for-2 and 1-for-90 shares of outstanding common stock. The Company anticipates implementing the reverse stock split (which will result in an increase in authorized shares of Common Stock) soon after the issuance of the unaudited Condensed Consolidated Financial Statements, at which time it will have sufficient authorized shares of Class A Common Stock to fulfill its obligation to issue shares upon exercise of all of the warrants and conversion of all of the notes issued or issuable under the Secured SPA and Unsecured SPA, and to pay interest Make-Whole Amounts in shares upon conversion of such notes.
There can be no assurance that FF will be able to satisfy the closing conditions under the Unsecured SPA or that FF will be able further to successfully obtain additional incremental convertible senior secured note purchasers under the Secured SPA or Unsecured SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including reducing spending, extending payment cycles and implementing other similar measures. If FF’s ongoing capital raising efforts are unsuccessful or significantly delayed, or if FF experiences prolonged material adverse trends in its business, FF’s production will be delayed or decreased, and actual use of cash, production volume and revenue for 2023 will vary from the Company’s previously disclosed forecasts, and such variances may be material. While FF is actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise additional capital on terms acceptable to it or at all. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and the ongoing legal risks. Incremental capital needs beyond 2023 to fund operations and the development of the Company’s remaining product portfolio and to ramp up production will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, design, and manufacturing efforts for future vehicles.
Since August 14, 2022, pursuant to the Secured SPA and Unsecured SPA, the Company has obtained commitments from several investors totaling $462.9 million in convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $292.2 million under these commitments has been funded to date ($256.5 million net of original discount and transaction costs). Of the remaining balance of $171.3 million, an amount of $5.0 million is committed

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

and contingent upon delivery of the FF 91 Futurist to the first batch of bona fide customers, an amount of $15.0 million is expected to be funded within five business days after the satisfaction or waiver of certain conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes, and $6.5 million to be funded once certain terms are agreed by the Company and the investor. In addition, the Company had the right to force the exercise of the warrants underlying the Warrant Reserve for a total exercise price of $20.0 million in cash ($9.4 million was funded and $10.6 million was cancelled), upon the completion of certain milestones and conditions. The right to force exercise of the Warrant Reserve expired upon the holders exercising their warrants during 2023. $144.8 million is expected to be funded through installments after the satisfaction of the closing conditions for the Unsecured SPA. In 2023 to date, Senyun International Ltd. (“Senyun”), RAAJJ Trading LLC (“RAAJJ”), a purchaser affiliated with ATW Partners LLC, and a purchaser affiliated with FF Vitality Ventures LLC (“FFVV”) exercised their respective options to purchase additional senior secured notes and the accompanying Secured SPA Warrants of the Company. The Company received aggregated gross proceeds of $38.0 million ($32.9 million net of original issuance discount) in exchange for such issuances.
On November 11, 2022, FF entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), which is an affiliate of Yorkville Advisors. Under the terms of the SEPA, FF has the right, but not the obligation, to sell up to $200.0 million (which can be increased up to $350.0 million under FF’s option) of Class A Common Stock to an affiliate of Yorkville Advisors, subject to certain limitations, at the time of the Company’s choosing during the three-year term of the SEPA.
On May 8, 2023, the Company entered into a Securities Purchase Agreement (the “Unsecured SPA”) with Metaverse Horizon Limited (“MHL”) and V W Investment Holding Limited (“VW”, and together with MHL, the ”Unsecured SPA Purchasers”) to issue and sell, subject to the satisfaction of certain closing conditions, $100.0 million aggregate principal amount of the Company’s senior unsecured convertible promissory notes. The Unsecured SPA Purchasers committed to fund in eight subsequent closings fifteen days apart, subject to the satisfaction of certain closing conditions. Any Unsecured SPA Purchaser may postpone or cancel any closing pursuant to the Unsecured SPA in its reasonable discretion if it reasonably determines, based on public information, that the second phase of the Company’s three-phase delivery plan has begun on or prior to August 31, 2023, within 15 calendar days of such deadline. On June 26, 2023, the Company entered into Amendment No. 1 to the Unsecured SPA (the “First Unsecured SPA Amendment”). The First Unsecured SPA Amendment amended and restated Section 2.1(a)(i) of the Unsecured SPA to provide that the Unsecured SPA Purchasers may, in their reasonable discretion, postpone or cancel any closing of their purchase of the Company’s unsecured convertible senior promissory notes pursuant to the Unsecured SPA if the Company has not issued a press release or other public announcement confirming that the second phase of the Company’s three phase delivery plan has begun on or prior to August 31, 2023, within 15 calendar days of such date. On August 9, 2023, the Company announced that it had completed the relevant processes and steps that were needed for the second phase of delivery to begin. The first user took delivery of the FF 91 2.0 Futurist Alliance subsequent to the August 9, 2023 announcement. At the Special Meeting held on August 16, 2023, FF stockholders approved (among other proposals) the issuance of shares in excess of 19.99% of the issued and outstanding shares of the Company's common stock (as defined below) issued or to be issued pursuant to the Unsecured SPA, including the notes and warrants of the Company issued thereunder.
Further, the Company is required to use its reasonable best efforts (i) to file, on or prior to May 31, 2023, a registration statement providing for the resale by the Unsecured SPA Purchasers of the reserved shares (the “First Registration Statement”); and (ii) to file, on or prior to the date that is 30 days following the Company’s receipt of stockholder approval (and the filing of an amendment to its charter to reflect such increased in authorized shares of Common Stock), a registration statement providing for the resale by the Unsecured SPA Purchasers of all the remaining shares issuable pursuant to the financing documents (the “Second Registration Statement” and, together with the First Registration Statement, the “Registration Statements”). The Company is also required to use reasonable best efforts (i) to cause the First Registration Statement to become effective within 90 days following the date of the Unsecured SPA; (ii) to cause the Second Registration Statement to become effective within 90 days following the Company’s filing thereof; and (iii) to keep each Registration Statement effective at all times until no Unsecured SPA Purchaser owns any Unsecured SPA Notes, Unsecured SPA Warrants, (each as defined below) or shares of Class A Common Stock issuable upon exercise or conversion thereof.
In connection with the Unsecured SPA, the Company entered into equity commitment letters with each of FF Global and the sole stockholder of VW to support the obligations of the Unsecured SPA Purchasers under the Unsecured SPA subject to the limitations set forth therein (the “Equity Commitment Letters”). FF has received third party beneficiary rights in the Equity Commitment Letters to be able to compel the closing or seek damages subject to the limitations set forth therein. In the event of a breach by such investors of their obligations under their equity commitment letters with the Company, the Company may not be able to recover the damages caused by, or receive the funding due to, such breach.
On June 26, 2023, pursuant to the FFVV Joinder (as defined below), FFVV agreed to purchase, under the Unsecured SPA, Unsecured Notes in an aggregate principal amount of up to $40.0 million (collectively, the “New Notes”) in installments of $5.0 million at each of the eight closing dates, and pursuant to the Senyun Joinder (as defined below), Senyun agreed to purchase, under the Unsecured SPA, Unsecured Notes (the “New Senyun Notes”) in an aggregate principal amount of up to $30.0 million in installments of $3.8 million at each of the eight closing dates (see Note 8, Notes Payable, for further discussion).
On June 16, 2023, the Company filed a shelf registration on Form S-3 with the SEC (the “Shelf Registration”), which was declared effective by the SEC on June 28, 2023. As a result, the Company may from time-to-time issue Class A Common Stock and/or warrants, up to an aggregate amount of $300.0 million in one or more offerings. The Shelf Registration provides an ability for the Company to raise additional capital through Class A Common Stock and/or warrant issuances to both institutional and retail investors as it looks to raise additional financing to support production ramp-up.
Despite the potential access to liquidity resulting from the SEPA, the Shelf Registration and the unfunded commitments from the Secured SPA and the Unsecured SPA, the Company projects that it will require additional funds in order to continue operations and support the ramp-up of production of the FF 91 Futurist to generate revenues to put the Company on a path to cash flow break-even. Incremental capital needs beyond 2023 to fund operations and the development of the Company’s remaining product portfolio and to ramp up production will be highly dependent on the market success and profitability of the FF 91 Futurist and the Company’s ability to accurately estimate and control costs.
The Company is exploring various funding and financing alternatives to fund its ongoing operations and to ramp up production after the start of production, including equipment leasing, construction financing of the Hanford, California manufacturing facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time.
The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials and other potential impacts of the COVID-19 pandemic.
There can be no assurance that the Company will be successful in achieving its strategic plans, that the Company’s future funding raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that the Company does not meet its strategic plans, the Company will be required to reduce discretionary spending, alter or scale back vehicle development programs, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures. Any such events would have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives, and the Company will likely not be able to continue as a going concern.
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
As of June 30, 2023, the Company was in default on the Secured SPA Notes; however, the holders of such notes subsequently waived the default. The Company was in breach of its debt agreement with Chongqing Leshi Small Loan Co., Ltd., a related party, with an outstanding principal balance of $4.5 million. As a result of the default, the interest rate on the outstanding principal balance has increased to a rate of 18% per annum until the event of default is no longer applicable. As of December 31, 2022, the Company was in default on the Secured SPA Notes. However, during the three months ended March 31, 2023, the holders of such notes waived the default.
3.    Variable Interest Entities and Joint Ventures

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The The9 Arrangement
On March 24, 2019, the Company entered into a Joint Venture Agreement (“JVA”) with The9 Limited (“The9”). Pursuant to the JVA, the Company and The9 agreed to establish an equity joint venture in Hong Kong, which would in turn establish a wholly-owned subsidiary in China, intended to engage in the business of manufacturing, marketing, selling and distributing the planned Faraday Future Icon V9 model electric vehicle in China. The Company and The9 would each be 50% owners of the joint venture. The9 made a $5.0 million non-refundable initial deposit (“The9 Conditional Obligation”) to the Company to participate in the joint venture. The9 had the right to convert the initial deposit into various classes of stock in the Company. For accounting purposes, the deposit is a financial instrument that embodies a conditional obligation that the issuer may settle by issuing a variable number of shares. The9 Conditional Obligation was measured at fair value, was remeasured at each reporting period, and represented a Level 3 financial instrument under the fair value hierarchy (see Note 13, Fair Value of Financial Instruments). On November 22, 2020, the parties entered into an agreement to convert the initial deposit into 423,053 shares of Class A Common Stock of the Company, which were issued on February 23, 2021. Neither the Company nor The9 have made contributions to the joint venture as of June 30, 2023, and it has yet to commence business activities.
4.    Inventory

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$8,464	$4,457
Work in progress	1,837	—
Total inventory	$10,301	$4,457
The increase in inventory is due to the start of production on March 29, 2023. The inventory reserve was zero as of June 30, 2023 and December 31, 2022.
5.    Deposits and Other Current Assets

(in thousands)
Deposits:	June 30, 2023	December 31, 2022
Deposits for research and development, prototype and production parts, and other	$58,348	$40,879
Deposits for goods and services yet to be received (“Future Work”)	2,969	3,187
Total deposits	$61,317	$44,066

Other current assets:
Prepaid expenses	$3,557	$14,437
Other current assets	11,026	3,052
Total other current assets	$14,583	$17,489
Deposits for research and development, prototype and production parts, and other are recognized and reported as Research and development expenses in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss when services are provided or as prototype parts are received. In addition, during the three and six months ended June 30, 2023, the Company made deposits for inventory and property and equipment items which are classified out of Deposits upon receipt of title.
Prepaid expenses primarily consist of software subscriptions and insurance, and Other current assets includes certain deferred expenses. As of June 30, 2023, Other current assets also includes an insurance receivable relating to a legal settlement with a corresponding liability recognized in Accrued expenses and other current liabilities.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

6.    Property and Equipment, Net

(in thousands)	June 30, 2023	December 31, 2022
Buildings and leasehold improvements	$81,339	$5,598
Computer hardware	2,072	3,112
Tooling, machinery and equipment	235,125	9,542
Vehicles	337	337
Computer software	4,125	4,212
Construction in process	125,272	393,814
Less: Accumulated depreciation	(22,976)	(10,295)
Total property and equipment, net	$425,294	$406,320
FF announced the start of production of its first electric vehicle, the FF 91 Futurist, on March 29, 2023, at which point the Company classified a portion of its construction in process assets that are available for their intended use in the amount of $225.7 million and $75.7 million to Tooling, machinery and equipment and Buildings and leasehold improvements, respectively, during the three months ended March 31, 2023.
Depreciation expense related to property and equipment totaled $13.2 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and $14.3 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.
7.    Accrued Expenses and Other Current Liabilities

(in thousands)	June 30, 2023	December 31, 2022
Accrued payroll and benefits	$24,197	$20,502
Accrued legal contingencies	16,877	18,940
Other current liabilities	14,761	26,267
Total accrued expenses and other current liabilities	$55,835	$65,709
8.    Notes Payable
The Company has entered into notes payable agreements with third parties, which consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes (1)	Various	10%-15%	$101,456	$(33,840)	$(6,751)	$60,865
Unsecured SPA Notes (1)	Various dates in 2029	10%-15%	11,379	(575)	(2,017)	8,787
Notes payable – China other	Due on Demand	—%	4,816	—	—	4,816
Auto loans	October 2026	7%	89	—	—	89
			$117,740	$(34,415)	$(8,768)	74,557
Less: Related party notes payable						(7,777)
Less: Notes payable, current portion						(4,905)
Total: Notes payable, less current portion						$61,875

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2022
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes (1)	October 27, 2028	10%	$36,622	$264	$(10,878)	$26,008
Notes payable – China other	Due on Demand	—%	4,997	—	—	4,997
Auto loans	October 2026	7%	100	—	—	100
			$41,719	$264	$(10,878)	31,105
Less: Notes payable, current portion						(5,097)
Total: Notes payable, less current portion						$26,008
(1) Secured and Unsecured SPA Notes
On August 14, 2022, the Company entered into a Securities Purchase Agreement (the “Secured SPA”) with certain entities affiliated with ATW Partners LLC and RAAJJ (and together with Senyun the “Secured SPA Purchasers”) to issue and sell the Company’s senior secured convertible notes (the “Secured SPA Notes”) in three tranches aggregating to $52.0 million in principal and maturing on August 14, 2026 (subsequently extended to October 27, 2028). On May 8, 2023, as further described below, the Company entered into an Unsecured SPA with MHL and VW to issue and sell $100.0 million aggregate principal of the Company’s senior unsecured convertible notes (the “Unsecured SPA Notes”, and collectively with the Secured SPA Notes the “SPA Notes”). The terms of the Secured SPA Notes and Unsecured SPA Notes are generally the same, however, the Secured SPA Notes are secured by the grant of a second lien upon substantially all of the personal and real property of the Company and its subsidiaries, as well as guarantee by substantially all of the Company’s domestic subsidiaries.
The SPA Notes are subject to an original issue discount of 10%, and are convertible, along with any interest accrued, into shares of Class A Common Stock at the Conversion Price (as defined in each SPA Note), subject to full ratchet anti-dilution price protection. The original conversion price for the Secured SPA Notes was $2.69 (or $2.2865 for the initial tranche) and has been subsequently amended, as described below numerous times.
The SPA Notes bear interest at 10% per annum (or 15% if interest or settlement is paid in shares) payable on each conversion date and on the maturity date in cash or in shares of Class A Common Stock. Unless earlier paid, the SPA Notes entitle the purchasers, at each conversion date, to an interest make-whole (“Make-Whole Amount”), in a combination of cash or Class A Common Stock at the Company’s discretion, in the amount of the interest that would have been payable if such converted amount was held to maturity. The original conversion price for the Make-Whole Amount is the lesser of (a) the conversion price or (b) 90% of the lowest VWAP (as defined in the Secured SPA) for the five consecutive trading days. When calculating the shares issuable upon conversion, the Make-Whole Amount shall be decreased by 50% of the original issue discount pertaining to such amount.
Total commitments under the Secured SPA shall not exceed $300.0 million, however, each Secured SPA Purchaser has the option within 12 months from November 12, 2022 to purchase additional senior secured convertible notes under similar terms for a total potential commitments of up to $300.0 million (“Tranche B Notes”).
In connection with the issuance of the SPA Notes, the Company also granted to each Secured Purchaser and Unsecured SPA Purchaser a warrant to purchase shares of Class A Common Stock equal to 33% of the shares issuable upon conversion of the aggregate principal amount under the SPA Notes funded.
The Company elected the fair value option afforded by Accounting Standards Codification (“ASC”) 825, Financial Instruments, with respect to the SPA Notes because the notes include features, such as a contingently exercisable put option, which meet the definition of an embedded derivative. The Company expenses transaction costs to Changes in fair value of notes payable and warrant liabilities in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.
Secured SPA Amendment
On September 23, 2022, the Secured SPA Note was amended (the “First Secured SPA Amendment”), pursuant to which the Secured SPA Purchasers agreed to accelerate their funding obligations. The First Secured SPA Amendment modified the

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

conversion price to $1.05 per share and extended the maturity date to October 27, 2028. All of the other terms and conditions of the Secured SPA Notes were unchanged.
The Company evaluated the First Secured SPA Amendment in accordance with ASC 470-50, Debt–Modifications and Extinguishments, and determined that it constitutes an extinguishment because the change in the fair value of the conversion feature is substantial. Accordingly, the Company recognized a loss on extinguishment in Loss on settlement of notes payable in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss in the amount of $7.7 million, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the Secured SPA Notes.
Third and Fourth Amendments to the Secured SPA
On October 24, 2022, the Company entered into a Limited Consent and Third Amendment to the Secured SPA (the “Third Secured SPA Amendment”), pursuant to which the maturity date for the Secured SPA Notes was extended from August 14, 2026 to October 27, 2028. In addition, pursuant to the Third Secured SPA Amendment, each Secured SPA Purchaser and the Agent waived certain defaults and events of default under the Secured SPA Notes, any notes issued pursuant to the Secured SPA Notes, and other related documents. The Third Secured SPA Amendment was accounted for as a troubled debt restructuring under ASC 470-60, Debt – Troubled Debt Restructurings by Debtors, because the Company was experiencing financial difficulty and the extension of the maturity date following the restructuring results in a reduced effective borrowing rate for the Company. The Third Secured SPA Amendment was accounted for prospectively with no gain or loss recorded in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022.
On November 8, 2022, the Company entered into a Limited Consent and Amendment to the Secured SPA (the “Fourth Secured SPA Amendment”), pursuant to which the parties agreed that (i) in no event will the effective conversion price of any interest or interest make-whole amount payable in shares of Class A Common Stock be lower than $0.21 per share of Class A Common Stock, and (ii) in order for the Company to make payment of any interest or interest make-whole amount in shares of Class A Common Stock, certain price and volume requirements must be met, namely that (x) the VWAP of the Class A Common Stock is not less than $0.21 per share on any trading day during the preceding seven trading day period, and (y) the total volume of the Class A Common Stock does not drop below $1.5 million on any trading day during the same period (in each case, as adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions). The Fourth Secured SPA Amendment was accounted for as a troubled debt restructuring under ASC 470-60, Debt – Troubled Debt Restructurings by Debtors, because the Company was experiencing financial difficulty and the addition of a floor price on the conversion of the convertible notes is assessed as a concession to the Company. The Fourth Secured SPA Amendment was accounted for prospectively with no gain or loss recorded in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022.
Senyun Amendment
On December 28, 2022, the Company entered into a Letter Agreement and Amendment to the Secured SPA Notes (the “Senyun Amendment”) with Senyun pursuant to which the conversion rate of notes totaling $19.0 million was lowered from $1.05 to $0.89 and future funding timeframes were renegotiated. As a result of the new conversion rate, the Company was obligated for the year then ended to issue additional shares to Senyun based on the lower conversion rate. The Company accounted for this obligation by crediting Other current liabilities in the Consolidated Balance Sheet for $0.9 million, which represents the fair value of the additional shares owed to Senyun. In addition, the $0.9 million was recognized as a Loss on settlement of notes payable in the Consolidated Statement of Operations and Comprehensive Loss as the underlying debt instruments were extinguished on the date the Senyun Amendment was entered into. During the six months ended June 30, 2023, the Company remitted the shares to Senyun.
Sixth Amendment to the SPA
On February 3, 2023, the Company entered into Amendment No. 6 to the Secured SPA (the “Sixth Secured SPA Amendment”) in which the Company agreed to sell up to $135.0 million in aggregate principal (the “Tranche C Notes”) with terms largely congruent to prior issuances and a $1.05 base conversion price subject to full ratchet anti-dilution price protection. Each secured purchaser has the option to purchase additional Secured SPA Notes on the same terms as the Tranche C Notes in

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

an amount not to exceed 50% of the initial principal amount of the Tranche C Notes issued to each Secured SPA Purchaser (the “Tranche D Notes”).
Pursuant to the Sixth Secured SPA Amendment, certain outstanding Secured SPA Notes issued by the Company to Secured SPA Purchasers with an aggregate outstanding principal amount of $31.0 million were replaced by the same principal amount of new notes (each, a “Replacement Note”) with a $0.89 base conversion price. In accordance with ASC 470-50, Debt— Modifications and Extinguishments, the change in conversion price qualifies as an extinguishment because the change in the fair value of the conversion feature was substantial. Accordingly, the Company recognized a Loss on settlement of notes payable in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 in the amount of $3.0 million, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the Secured SPA Notes.
Pursuant to the Sixth Secured SPA Amendment, the Company entered into an agreement with certain Secured SPA Purchasers (the “Exchange Agreement”) holding a total of 198,129,990 warrants to exchange them for an aggregate 90,489,346 warrants and principal convertible notes (the “Exchange Notes”) totaling $41.0 million. The issued warrants have terms that limit down-round ratchet clauses to price adjustments only. The Exchange Notes mature on February 3, 2025, bear interest at 11% per annum, have no original issuance discount, do not have a fixed price conversion, and convert using a VWAP calculation as described in the Exchange Agreement. The remainder of the terms of the Exchange Notes are largely congruent to the existing Secured SPA Notes, including most-favored nation rights. In connection with the Exchange Agreement, equity-classified warrants were exchanged for warrants which satisfy liability classification per ASC 480, Distinguishing Liabilities from Equity, and were reclassified from equity to Warrant liabilities during the six months ended June 30, 2023 in an amount totaling $6.8 million. As a result of the transaction the Company did not recognize a gain or loss in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2023, as the fair value of the instruments exchanged and received were approximately the same.
Seventh Amendment to the SPA
On March 23, 2023, the Company entered into an Amendment No. 7 to the Secured SPA (the “Seventh Secured SPA Amendment”) with Senyun and entities affiliated with ATW Partners LLC, pursuant to which the parties agreed to accelerate the funding timeline of Tranche C Notes in the amount of $40.0 million, and an entity affiliated with ATW Partners LLC agreed to purchase additional Tranche B Notes in the amount of $5.0 million, in each case, subject to meeting certain conditions, in exchange for an agreement to increase the original issuance costs associated with such funding. As part of the agreement, the Company agreed that the original issuance discount related to $25.0 million in principal amount of Tranche C Notes and Tranche B Notes was 14% and 16%, respectively.
Unsecured SPA
On May 8, 2023, the Company entered into the Unsecured SPA. The Unsecured SPA Notes are subject to an original issue discount of 10%, and are convertible, along with any interest accrued, into shares of Class A Common Stock at a conversion price equal to $0.89, subject to anti-dilution protection. When calculating the shares issuable upon conversion, the converted amount shall be decreased by 50% of the original issue discount pertaining to such amount.
Unless earlier paid, the Unsecured SPA Notes entitle the Unsecured SPA Purchasers, at each conversion date, to a Make-Whole Amount, in a combination of cash or Class A Common Stock at the Company’s discretion, in the amount of the interest that would have been payable if such converted amount was held to maturity based on an interest rate of 15% per annum. The conversion price of interest is the greater of (a) the floor price, $0.10 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring after the date hereof) and (b) 90% of the lowest VWAP for the five consecutive trading days ending immediately prior to the conversion date.
Each Unsecured SPA Purchaser has the option within 12 months from the closing date to purchase additional Unsecured SPA Notes under similar terms for a total potential commitment of up to $50.0 million or with the consent of the Company a total of $100.0 million.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured SPA Notes because the notes include features, such as a contingently exercisable put option, which meets the definition of an embedded derivative. The Company expenses the transaction costs to Changes in fair value of notes payable and warrant

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

liabilities in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2023.
As part of the Unsecured SPA the Unsecured SPA Purchasers also received warrants consistent with the rights, terms and privileges of the warrants afforded to the holders of the Secured SPA Notes.
Eighth Amendment to the Secured SPA
On May 8, 2023, the Company entered into an eighth amendment to the Secured SPA (the “Eighth Secured SPA Amendment”) with Senyun and on May 9, 2023 with entities affiliated with ATW Partners LLC.
Both Senyun and entities affiliated with ATW Partners LLC agreed to amend the floor price of all outstanding Secured SPA Notes, including the Exchange Notes, from $0.21 to $0.10 and to change the exercise price of the Secured SPA Notes and warrants from $1.05 to $0.89.
In accordance with ASC 470-50, Debt— Modifications and Extinguishments, the change in conversion price qualifies as an extinguishment because the change in the fair value of the conversion feature was substantial. Accordingly, the Company recognized a Loss on settlement of notes payable in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 in the amount of $11.4 million, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the notes.
First Amendment to the Unsecured SPA
On June 26, 2023, the Company entered into the First Unsecured SPA Amendment. The First Unsecured SPA Amendment enabled the Unsecured SPA Purchasers to postpone or cancel any closing of their commitment to purchase the Unsecured SPA Notes if the Company has not issued a press release or other public announcement confirming that the second phase of the Company’s three-phase delivery plan has begun on or prior to August 31, 2023, within 15 calendar days of such date. The First Unsecured SPA Amendment did not change the cash flows of the Unsecured SPA and is accounted for prospectively with no gain or loss recognized. On August 9, 2023, the Company announced that it had completed the relevant processes and steps that are needed for the second phase of delivery to begin.

Joinder Agreements
On June 26, 2023, the Company entered into a Joinder and Amendment Agreement (the “FFVV Joinder”) with FFVV, pursuant to which FF Simplicity Ventures LLC (“FFSV”) agreed to exercise its option to purchase $20.0 million of Tranche B Notes, subject to certain closing conditions, including the delivery of a warrant to purchase shares of the Company’s Class A Common Stock equal to 33% of FFSV’s conversion shares with an exercise price equal to $0.89. If FFSV exercises its option to invest another $10.0 million of Tranche B Notes in accordance with the terms of the Secured SPA on or prior to the later of (x) August 1, 2023 or (y) four business days after the meeting of the Company’s stockholders for the required stockholder approval under the Unsecured SPA to increase the Company’s authorized shares of Common Stock, then the Company agrees to subsequently amend the Unsecured SPA whereby FFVV will invest another $20.0 million in new unsecured notes subject to terms substantially identical to those provided in the Unsecured SPA.
Pursuant to the FFVV Joinder, FFVV agreed to purchase, Unsecured SPA Notes up to $40.0 million in eight installments. The floor price of the FFVV Unsecured SPA Notes and for each of the notes issued to FFSV (or its affiliates) under the Secured SPA, shall be $0.05 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring thereafter). The funding at each closing is subject to various closing conditions, including: (a) an effective registration statement with respect to the shares of Common Stock issuable upon exercise of the warrants issuable under the Unsecured SPA and the shares of Common Stock issuable pursuant to the FFVV Unsecured SPA Notes and (b) the Company shall have reserved the Required Reserve Amount in full. In addition, FFVV has the option, for 12 months from June 25, 2023, to purchase Unsecured SPA Notes. FFVV agreed, on behalf of its affiliates, that FFSV may exchange any Tranche B Notes for either (x) Tranche D Notes, and/or (y) any Unsecured SPA Notes.
The Company agreed to pay FFVV a one-time $0.3 million working fee and legal fees not to exceed $0.4 million, which shall be paid by netting the purchase price for any new notes with the amount of such fees. As of June 30, 2023 the Company received $9.0 million in proceeds, net of original issuance discount from FFVV, pursuant to the FFVV Joinder.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

On June 26, 2023, Senyun executed a Second Joinder and Amendment Agreement (the “Senyun Joinder”), pursuant to which, Senyun agreed to exercise its option to purchase $15.0 million of Tranche A Notes in accordance with the terms of the Secured SPA Notes. If Senyun exercises its option to invest another $10.0 million of Tranche A and/or Tranche B Notes in accordance with the terms of the Secured SPA Notes on or prior to the later of (x) August 1, 2023 or (y) four business days after the meeting of the Company’s stockholders for the Stockholder Approval (as defined below), then the Company agrees to subsequently amend the Unsecured SPA Notes whereby Senyun will invest another $20.0 million.
Pursuant to the Senyun Joinder, Senyun agreed to purchase, under the Unsecured SPA Notes, unsecured notes in an aggregate principal amount of up to $30.0 million in eight installments. The floor price, for each note issued to Senyun (or its affiliates) under the SPA Notes, is $0.05 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring thereafter).
The Company agreed to pay Senyun a one-time $0.2 million working fee and legal fees not to exceed $0.3 million, which shall be paid by netting the purchase price for any new notes with the amount of such fees. As of June 30, 2023, the Company had not received any of the funding pursuant to the Senyun Joinder.
The FFVV and Senyun Joinders do not trigger any adjustment to the conversion or exercise price of the notes and warrants under the SPA Notes, and Senyun and FFSV waived any such rights to any adjustment to the conversion or exercise price in each of the Secured SPA and/or the Unsecured SPA, as applicable, and the related warrants.
End of Period Secured and Unsecured SPA Information
The Company received cash proceeds, net of original issue discounts, of $48.8 million and $180.6 million in exchange for the issuance of the SPA Notes and incurred approximately $1.1 million and $2.2 million in transaction costs during the three and six months ended June 30, 2023, respectively.
During the six months ended June 30, 2023, the Company issued to the Secured SPA Purchasers and Unsecured SPA Purchasers a total of 161,494,918 warrants pursuant to both the Secured SPA and Unsecured SPA arrangements and in connection with the Warrant Exchange. As of June 30, 2023 the warrants had an exercise price of either $0.23 or $0.89 per share, subject to anti-dilution ratchet price protection, exercisable for seven years from the date of issuance (see Note 11, Stockholders' Equity ). The Company may repurchase the warrants for $0.01 per share if and to the extent the VWAP of the Company’s Class A Common Stock during 20 out of 30 trading days prior to the repurchase is greater than $15.00 per share, subject to certain additional conditions. During the six months ended June 30, 2023, the Secured SPA Purchasers exercised warrants to purchase 51,128,708 shares of Class A Common Stock issued pursuant to the SPA Notes, via both cash and cashless exercise. As of June 30, 2023, there were 112,780,647 warrants outstanding issued pursuant to the SPA Notes.
On June 30, 2023 the Company determined that the fair value of the SPA Notes and warrants was $69.7 million and $21.1 million, respectively. The Company recorded a gain in Change in fair value of notes payable and warrant liabilities in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 in the amount of $24.7 million and $72.8 million, respectively, for the SPA Notes and warrants.
During the six months ended June 30, 2023, total SPA Notes principal of $168.0 million with a fair value of $106.5 million was converted to Additional paid-in capital. In connection with the conversions of the SPA Notes the Company recognized a Loss on settlement of notes payable for the three and six months ended June 30, 2023 in the amount of $80.5 million and $175.6 million, respectively.
Fair Value of Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s notes payable not carried at fair value, using inputs from Level 3 under the fair value hierarchy, approximated their carrying value as of June 30, 2023 and December 31, 2022, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of June 30, 2023 are as follows:

(in thousands)
Due on demand	$4,816
2023	—
2024	—
2025	41,000
2026	89
2027	—
Thereafter	61,878
$107,783
9.    Related Party Transactions
Related Party Notes Payable
The Company receives funding via notes payable from various parties, including related parties. These related parties include employees as well as affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer.
Related party notes payable consists of the following as of June 30, 2023:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – China	December 2023	12.0%	$5,042
Related party notes – Unsecured SPA	October 2029	10% - 15%	7,777
Related party notes – China various other	Due on Demand	—%	3,736
			16,555
Less: Related party notes payable, current			(8,778)
Total: Related party notes payable, less current			$7,777
Related party notes payable consists of the following as of December 31, 2022:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – China	December 31, 2023	12.0%	$5,209
Related party notes – China various other	Due on Demand	—%	3,755
			$8,964

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Unsecured SPA
MHL is the anchor investor in the Unsecured SPA Notes and has committed $80.0 million of such funding. MHL is a related party of the Company as MHL’s investors include a subsidiary of FF Global. FF Global has control over the Company’s management, business and operations. See Note 8, Notes Payable, for details on the Unsecured SPA.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured SPA Notes because the notes include features, such as a contingently exercisable put option, which meet the definition of an embedded derivative. The Company expensed the original issue discount and transaction costs to Changes in fair value of notes payable and warrant liabilities in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2023.
Subsequent to the issuance of the Unsecured SPA, MHL funded, net of original issue discounts, $19.8 million in exchange for the issuance of the Unsecured SPA Notes and related warrants. In connection with the Unsecured SPA, the Company issued MHL warrants to purchase 8,127,057 shares of the Company’s Class A Common Stock at an exercise price of $0.89 per share, subject to anti-dilution ratchet price protection, exercisable for seven years from the date of issuance (see Note 11, Stockholders' Equity and Note 8, Notes Payable). During the three months ended June 30, 2023 MHL converted $12.0 million of gross principal balances in exchange for 69,731,668 shares of the Company’s Class A Common Stock. In connection with the conversion of Unsecured SPA Notes, the Company recognized a $6.5 million Loss on settlement of related party notes payable, during the three and six months ended June 30, 2023, for the difference between the fair value of the shares issued and the fair value of the debt instrument.
Related party notes payable issued pursuant to the Unsecured SPA consist of the following as of June 30, 2023:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
MHL - Unsecured SPA Note	Various dates in 2029	10% - 15%	$9,957	$(446)	$(1,734)	$7,777
Related Party Notes - China
As of April 1, 2023, the Company was in breach of its debt agreement with, and contractual obligation to make interest payments to, Chongqing Leshi Small Loan Co., Ltd., a related party, with an outstanding principal balance of $4.5 million. As a result of the default, the interest rate on the outstanding principal balance has increased to a rate of 18% per annum until the event of default is no longer applicable. The Company recorded $0.1 million in interest expense in related party interest expense during the three and six-months ended June 30, 2023.
Fair Value of Related Party Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s related party notes payable not carried at fair value approximated their carrying value as of June 30, 2023 and December 31, 2022, respectively.
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of related party notes payable as of June 30, 2023 were as follows:

(in thousands)
Due on demand	$3,736
2023	5,042
2029	9,957
$18,735

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

FF Top Holding LLC (“FF Top”) Expense Reimbursements and Consulting Fees
On January 31, 2023, the Company entered into a supplemental agreement to a preliminary term sheet (the “Term Sheet” and with such supplemental agreement, the “Supplemental Agreement”) with FF Top, pursuant to which the parties agreed, due to the high amount of FF Top’s out-of-pocket legal fees and expenses incurred in connection with its financing efforts, to amend the Term Sheet to increase the cap for legal fees and expenses from $0.3 million to $0.7 million. The Company agreed to pay the remaining $0.4 million of the fees owed to FF Top as follows: (i) $0.2 million within one business day of execution of the Supplemental Agreement, and (ii) $0.2 million within one business day of consummation of new financing by the Company in an amount not less than $5.0 million or an earlier date approved by the Company’s Board of Directors (the “Board”). Pursuant to the Term Sheet, as amended by the Supplemental Agreement, the Company paid FF Top $0.2 million on each of February 1, 2023 and February 6, 2023. In addition, on April 8, 2023, the Company reimbursed FF Top for $0.2 million related to legal expenses incurred by FF Top in connection with the Sixth Secured SPA Amendment.
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
On March 6, 2023, the Company entered into a consulting service agreement with FF Global (the “Consulting Services Agreement”), according to which the Company agreed to pay a monthly consulting fee of $0.2 million to FF Global for the following services:
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
Either party may terminate the Consulting Services Agreement upon one month prior written notice to the other party. Upon any termination of the Consulting Services Agreement, the Company shall promptly pay FF Global any accrued but unpaid fees hereunder and shall reimburse FF Global for any unreimbursed expenses that are reimbursable hereunder. In addition, FF Global is entitled to reimbursement for all reasonable and documented out-of-pocket travel, legal, and other out-of-pocket expenses incurred in connection with their services, which expenses shall not exceed $0.1 million without the prior written consent of the Company. The Company paid $0.6 million and $0.8 million, respectively, to FF Global during the three and six months ended June 30, 2023, pursuant to the Consulting Services Agreement.
In addition, the Company settled $0.4 million of fees incurred by FF Global concurrently with the funding of related party notes payable in the three months ended June 30, 2023.
Advertising Services Payable to Leshi Information Technology Co., Ltd. (“LeTV”)
The Company has recorded a payable to LeTV within Accrued expenses and other current liabilities in the amount of $6.9 million and $7.0 million as of June 30, 2023 and December 31, 2022, respectively, in connection with advertising services provided to the Company in prior years. LeTV is a Shanghai Stock Exchange-listed public company founded and controlled by Mr. Yueting Jia, the Company’s founder and Chief Product and User Ecosystem Officer.
Warm Time Inc. (“Warm Time”) and Ocean View Drive Inc. (“Ocean View”) Transactions
The Company leased two real properties, located in Rancho Palos Verdes, California (the “Rancho Palos Verdes Properties”), from Warm Time from January 1, 2018 through March 31, 2022. Warm Time in turn leased the Rancho Palos Verdes Properties from Mr. Jia. The Rancho Palos Verdes Properties were used by the Company to provide long-term or temporary housing to employees of the Company (including Dr. Carsten Breitfeld, former Global Chief Executive Officer

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(“CEO”) of the Company). According to the agreement between the parties, the Company paid Warm Time for rent and certain services, including catering, room services and organization of meetings, external gatherings and events, for the Rancho Palos Verdes Properties.
In each of the three and six months ended June 30, 2023 the Company paid to Warm Time less than $0.1 million, respectively, for rent and business development services rendered to the Company and its executives. In each of the three and six months ended June 30, 2022 the Company paid to Warm Time less than $0.1 million, respectively, for rent and business development services rendered to the Company and its executives.
As part of its relationship with the Company, Warm Time also served as the conduit for certain loans from Ocean View, an entity formerly controlled by Mr. Yueting Jia and now wholly owned by the spouse of Ruokun Jia, who is the former Assistant Treasurer of the Company and Mr. Yueting Jia’s nephew. The loan principal was repaid to the Company in prior years and accrued interest on such loans remains outstanding as of June 30, 2023 and December 31, 2022 in the amount of $0.2 million and $0.2 million, respectively.
In prior years, the Company advanced funding to Ocean View for various real estate purchases, including the Rancho Palos Verdes Properties, and related expenses. As of June 30, 2023 and December 31, 2022, the Company had a receivable in the amount of $0.9 million and $0.9 million, respectively, due from Ocean View recorded in Deposits in the unaudited Condensed Consolidated Balance Sheets.
On February 9, 2023, the Company made a payment of approximately $0.2 million on behalf of Ocean View, an indemnified co-defendant, in connection with a seizure of funds related to the outstanding judgment in ongoing litigation, also involving Han’s San Jose Hospitality, LLC. Ocean View fulfilled its payment obligation under the settlement arrangement of such litigation, but the Company did not make its payment on the outstanding judgment which caused such seizure of funds of Ocean View. See Note 10, Commitments and Contingencies, for more information. Following such seizure, the Company paid the outstanding judgment and all accrued interest. The Company received the return of such indemnification payment in April 2023.
Other Related Party Transactions
The Company pays for a vehicle lease totaling less than $0.1 million annually on behalf of the Company’s founder and Chief Product and User Ecosystem Officer.
The Company owes a total of $0.3 million and $0.1 million to various related parties as of June 30, 2023 and December 31, 2022, respectively, which is included in Accounts Payable within the unaudited Condensed Consolidated Balance Sheets.
10.    Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
Class and Derivative Actions
On December 23, 2021, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”) was filed in the United States District Court, Central District of California, against the Company and its former CEO and Chief Financial Officer (“CFO”), its current Chief Product and User Ecosystem Officer, as well as the CFO of Legacy FF, three independent directors of PSAC, and the Co-CEOs of PSAC (the “Putative Class Action”).
On March 7, 2022, the following individuals were appointed as lead plaintiffs: Byambadorj Nomin, Hao Guojun, Peihao Wang and Shentao Ye. On the same date, Wolf Haldenstein Adler Freeman Herz LLP and Pomerantz LLP were appointed as co-lead counsel. Lead plaintiffs filed an amended complaint on May 6, 2022.
On July 5, 2022, the Company and all other defendants filed a joint motion to dismiss the amended complaint. In their opposition, Plaintiffs withdrew their claim under Section 11 of the Securities Act. After complete briefing and a hearing on the motion, on October 20, 2022, the District Court issued its decision, denying in part and granting in part the defendant’s motion

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

to dismiss. The court found, among other things, that the plaintiffs had sufficiently pled a claim for violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act with respect to certain statements made in 2021 concerning Legacy FF’s receipt of 14,000 reservations for the FF 91 Futurist vehicle. The District Court also found, however, that the plaintiffs had failed to sufficiently plead a claim with respect to forward-looking statements made concerning the expected schedule for the production and delivery of the FF 91 Futurist vehicle. The District Court’s dismissal was without prejudice and leave to amend the complaint was granted. The defendants filed a motion for the reconsideration of court’s ruling sustaining the claim under Section 14(a) of the Securities Act, which was denied on December 12, 2022.
On January 6, 2023, the plaintiffs declined to again amend their complaint to attempt to reallege the claims dismissed by the District Court. As a result, the amended complaint filed on May 6, 2022 is the operative complaint with the exception of the voluntarily withdrawn and judicially dismissed claims, which include all claims against the Company’s former CFO and the three independent PSAC directors. The Company and the other defendants filed answers on February 10, 2023. On June 29, 2023, the parties engaged in a mediation process with a neutral professional mediator, which subsequently resulted in a settlement in principle of the Putative Class Action. The parties are in the process of documenting the settlement in principle, which will be submitted to the Court for preliminary approval and further proceedings in accordance with class action procedures necessary for final approval and dismissal of the case, including notice to the putative class and a final hearing. If final approval and dismissal are not achieved, the case will be returned to litigation.
On March 8 and March 21, 2022, two putative derivative lawsuits alleging violations of the Exchange Act and various common law claims were filed in the United States District Court, Central District of California, and were subsequently consolidated (“California Federal Derivative Action”). On May 24, 2022 those consolidated derivative actions were stayed by stipulation and order pending resolution of certain proceedings in the Putative Class Action. These lawsuits purport to assert claims on behalf of the Company against various current and former officers and directors of the Company and Legacy FF. The stay expired on or about February 6, 2023, but remained inactive until the plaintiffs filed a verified consolidated amended complaint on June 2, 2023. Responsive pleadings, including motions to dismiss currently are due September 15, 2023.
Additionally, on April 11 and April 25, 2022, two putative derivative lawsuits alleging violations of the Exchange Act and various common law claims were filed in the United States District Court, District of Delaware. Those actions were stayed by stipulation and order pending resolution of certain proceedings in the Putative Class Action and currently remain stayed. (“Delaware Federal Derivative Actions”). These lawsuits purport to assert claims on behalf of the Company against various current and former officers and directors of the Company and Legacy FF. Given the early stages of the legal proceedings in the California Federal Derivative Action and the Delaware Federal Derivative Actions, it is not possible to predict the outcome of the claims.
On June 14, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, the Company, its former CEO and CFO, and its current Chief Product and User Ecosystem Officer alleging breaches of fiduciary duties (the “Yun Class Action,”). On September 21, 2022, another verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, FFIE, the Co-CEOs and independent directors of PSAC, and certain third-party advisors to PSAC, alleging breaches of contract and fiduciary duties, and aiding and abetting alleged breaches of fiduciary duties, in connection with disclosures and stockholder voting leading up to the Business Combination (the “Cleveland Class Action”). The Yun Class Action and Cleveland Class Action were subsequently consolidated and the Complaint in the Cleveland Class Action was designated as the operative pleading (the “Consolidated Delaware Class Action”). On April 4, 2023, the defendants filed opening briefs in support of their respective motions to dismiss the complaint. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims.
On June 21, 2023, an additional putative derivative lawsuit alleging common law claims was filed in the Delaware Court of Chancery against various current and former officers and directors of the Company (the “Delaware Court of Chancery Derivative Action”).
On September 19, 2022, a verified complaint was filed in the Court of Chancery of the State of Delaware against FFIE seeking to compel an annual general meeting of stockholders. The action was dismissed without prejudice on January 10, 2023.
Additionally, on September 19, 2022, FF Global, an indirect stockholder of FFIE, filed a lawsuit in the Chancery Court of the State of Delaware against FFIE, seeking the removal of Ms. Susan Swenson and Mr. Brian Krolicki from the Board. On September 27, 2022, the case was dismissed without prejudice pursuant to an agreement between FF Global and FF Top (the “Heads of Agreement”). Shortly following the execution of the Heads of Agreement, FF Global began making additional

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

demands of the Company which were beyond the scope of the terms contemplated by the Heads of Agreement and pertained to, among other things, the Company’s management reporting lines and certain governance matters. On September 30, 2022, FF Global alleged that the Company was in material breach of the spirit of the Heads of Agreement. The Company believes it has complied with the applicable terms of the Heads of Agreement, and disputes any characterization to the contrary. Such disputes divert management and Board resources and are costly. There can be no assurance that this or any other dispute between the Company and FF Global will not result in litigation. On October 3, 2022, Ms. Swenson and Mr. Scott Vogel, a member of the Board, tendered their resignation from the Board effective immediately. On October 3, 2022, Mr. Jordan Vogel also tendered his resignation from the Board effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release (as defined below). On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately.
Palantir Technologies, Inc. (“Palantir”)
On July 7, 2023, Palantir filed a demand for arbitration against the Company with Judicial Arbitration and Mediations Services, Inc. regarding a dispute between Palantir and the Company over their July 12, 2021 Master Subscription Agreement (“MSA”). Palantir alleges that the Company has refused to make payments under the MSA. Palantir asserts claims for: (i) breach of contract; (ii) breach of the covenant of good faith and fair dealing; and (iii) unjust enrichment. Palantir alleges that the amount in controversy is $41.5 million. On August 4, 2023, the Company submitted its response to Palantir’s arbitration demand. The Company’s response includes both affirmative defenses and a general denial of all allegations in Palantir’s arbitration demand. Given the early stages of the legal proceedings, it is not possible to predict the outcome of the claims. See “The Palantir License” below for additional information regarding the MSA.
Governance Matters
Following the completion of the Special Committee (as defined below) investigation, the Company and certain of its directors and officers received numerous e-mail communications from a group of self-described “employee whistleblowers” and from various individuals and entities who represented themselves as current investors of the Company. These communications have included various allegations (including, for example, that certain directors have conspired to push the Company into bankruptcy for their own personal gain) and requests for certain organizational and governance changes. The Company engaged an independent law firm to conduct a thorough independent external investigation with respect to these allegations. The independent investigation found that all such allegations have been without merit. In September 2022, certain members of the Board received threats of physical violence and death threats, which the Company has referred to appropriate law enforcement authorities, including state and local police, the Federal Bureau of Investigation, the SEC, the Department of Justice (the “DOJ”) and relevant international authorities.
Other Legal Matters
As of June 30, 2023 and December 31, 2022, the Company had accrued legal contingencies of $16.9 million and $18.9 million, respectively, recorded within Accrued expenses and other current liabilities in the unaudited Condensed Consolidated Balance Sheets for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable. For the legal matters involving third-party vendors, such as suppliers and equipment manufacturers, the Company recorded an accrual in Accounts payable in the unaudited Condensed Consolidated Balance Sheets based on the amount invoiced by such vendors, which represents the minimum amount of loss out of the range of potential outcomes in accordance with ASC 450-20-30-1, Liabilities - Contingencies - Loss Contingencies - General.
During the year ended December 31, 2022, the Company settled a legal dispute for breach of lease under which the Company was named a co-defendant, in a civil action case filed in the Superior Court of the State of California for the County of Santa Clara by Han’s San Jose Hospitality, LLC, which was seeking damages including unpaid rent, future unpaid rent, unpaid expenses, and unpaid taxes related to the lease for a total of $6.4 million. Pursuant to the settlement agreement, the Company agreed to pay $1.8 million in cash in January 2022 and an additional $3.4 million plus 5% interest in October 2022 and was liable for the remainder of the settlement, in the amount of $1.2 million, in the event the co-defendants failed to make the payment in January 2022. In January 2022, the Company made the initial settlement payment of $1.8 million and was relieved of the liability of $1.2 million. The Company failed to make the additional $3.4 million payment and interest payments in October 2022. On October 26, 2022, the plaintiff filed a motion to enforce the settlement agreement in the Superior Court of the State of California for the County of Santa Clara, seeking no material additional damages. On December 22, 2022, the court

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

granted the plaintiff’s motion to enforce the settlement. As of December 31, 2022, the balance of $3.4 million was included in Accrued expenses and other current liabilities in the Condensed Consolidated Consolidated Balance Sheet. On January 3, 2023, the plaintiff served the parties notice of entry of the order. On January 19, 2023, the court issued judgment in the amount of approximately $3.5 million and a writ of execution. On February 9, 2023, the Company paid $3.6 million consisting of payment in full for the outstanding judgment and accrued interest. Additionally, the Company made a payment of approximately $0.2 million on behalf of an indemnified co-defendant in connection with money seized from such indemnified co-defendant’s bank account. Such indemnification payment was returned to the Company in April 2023.
On January 30, 2023, Riverside Management Group, LLC (“Riverside”) filed a verified complaint seeking to enforce its alleged contractual right to the advancement of costs and expenses, including attorneys’ fees, it has and will incur as a named defendant in the Consolidated Delaware Class Action under its October 13, 2020 transaction services agreement with the PSAC Sponsor, LLC, pursuant to which Riverside provided advisory services in connection with the Business Combination. The Company entered into a Stipulation and Order with Riverside under which it agreed to conditionally advance Riverside the reasonable attorneys’ fees and costs it incurs in defense of the Consolidated Delaware Class Action, subject to, and in express reservation of, the Company’s right to recover all such fees and expenses following disposition of the Consolidated Delaware Class Action. Given the early stages of the legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
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
•The Company’s statements leading up to the Business Combination that it had received more than 14,000 reservations for the FF 91 Futurist vehicle were potentially misleading because only several hundred of those reservations were paid, while the others (totaling 14,000) were unpaid indications of interest.
•Consistent with FFIE’s previous public disclosures regarding identified material weaknesses in its internal control over financial reporting, the Company’s internal control over financial reporting requires an upgrade in personnel and systems.
•The Company’s corporate culture failed to sufficiently prioritize compliance.
•Mr. Jia’s role as an intermediary in leasing certain properties which were subsequently leased to the Company was not disclosed in FFIE’s corporate housing disclosures.
•In preparing FFIE’s related party transaction disclosures, the Company failed to investigate and identify the sources of loans received from individuals and entities associated with Company employees.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The investigation also found that certain individuals failed to cooperate and withheld potentially relevant information in connection with the Special Committee investigation. Among such individuals were non-executive officers or members of the management team of FF, and remedial action was taken with respect to such individuals based on the extent of non-cooperation and/or withholding of information. The failure to cooperate with the investigation was taken into consideration in connection with the remedial actions outlined below with respect to Jiawei (“Jerry”) Wang, and withholding of information also affected the remedial action taken with respect to Matthias Aydt.

Based on the results of the investigation, the Special Committee concluded that, except as described above, other substantive allegations of inaccurate FF disclosures that it evaluated were not supported by the evidence reviewed. Although the investigation did not change any of the above findings with respect to the substantive allegations of inaccurate FF disclosures, the investigation did confirm the need for remedial actions to help ensure enhanced focus on compliance and disclosure within FF.

Based on the results of the Special Committee investigation and subsequent investigative work described above, the Board approved the following remedial actions designed to enhance oversight and corporate governance of the Company:
•The appointment of Susan Swenson, a former member of the Board, to the then newly created position of Executive Chairperson of FF;
•Dr. Carsten Breitfeld, FF’s former Global CEO, reporting directly to Ms. Swenson and receiving a 25% annual base salary reduction;
•The removal of Mr. Jia as an executive officer, although continuing in his position as Chief Product and User Ecosystem Officer of FFIE. Certain dual-reporting arrangements were eliminated with respect to Mr. Jia, and he is required to report directly to Ms. Swenson, a non-independent director nominated by FF Top. Mr. Jia also received a 25% annual base salary reduction, and his role was limited from a policy-making position to focusing on (a) product and mobility ecosystem and (b) Internet, Artificial Intelligence (“I.A.I.”), and advanced research and development (“R&D”) technology. On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board approved Mr. Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen, subject to processes and controls to be approved by the Board after consultation with the Company’s management. The Company’s remaining departments continue to report to Mr. Xuefeng Chen. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act;
•Matthias Aydt, then Senior Vice President, Business Development and Product Definition and a director of FFIE, and currently Senior Vice President, Product Execution and a director of FFIE, being placed on probation as an executive officer for a six-month period, during which period he remained a non-independent member of the Board, which probationary period has since ended;
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

•The suspension without pay of Jiawei (“Jerry”) Wang, FFIE’s former Vice President, Global Capital Markets, who subsequently notified the Board of his decision to resign from FF on April 10, 2022;
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
•The hiring of a Chief Compliance Officer, who reports on a dotted line to the Chair of the Audit Committee, and assessing and enhancing FF’s compliance policies and procedures. The Company hired a Compliance Officer with the title of Deputy General Counsel in March 2023, who will report on a dotted line to the Chair of the Audit Committee, and is actively looking to hire a Chief Compliance Officer;
•The implementation of a comprehensive training program for all directors and officers regarding, among other things, internal FF policies;
•The separation of Jarret Johnson, FF’s Vice President, General Counsel and Secretary; and
•Certain other disciplinary actions and terminations of employment with respect to other FF employees (none of whom is an executive officer).

As of the date of this Quarterly Report on Form 10-Q, FF is continuing to implement certain of the remedial actions approved by the Board. However, certain of these remedial actions are no longer in effect and no assurance can be provided that those remedial measures that continue to be implemented will be implemented in a timely manner or at all, or will be successful to prevent inaccurate disclosures in the future.
However, pursuant to the Heads of Agreement, FF has implemented certain governance changes that impact certain of the above-discussed remedial actions, including significant changes in the composition of the Board and a change in Board leadership.
Subsequent to FFIE announcing the completion of the Special Committee investigation on February 1, 2022, FFIE, certain members of the management team, and employees of FFIE received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation. FFIE is cooperating fully with the SEC’s investigation, including responding to multiple subpoenas and requests for information, some of which are unrelated to the matters that were the subject of the Special Committee investigation. The outcome of such an investigation is difficult to predict. FF has incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with the SEC investigation. At this stage, FF is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss. In addition, in June 2022, FF received a preliminary request for information from the DOJ in connection with the matters that were the subject of the Special Committee investigation. FF has responded to that request and intends to fully cooperate with any future requests from the DOJ.
The Palantir License
In July 2021, the Company and Palantir entered into the MSA that sets forth the terms of the Palantir’s platform hosting arrangement which is expected to be used as a central operating system for data and analytics. Palantir invested $25.0 million in the Company through the PIPE Financing and became a stockholder of the Company. Under the platform hosting agreement, the Company committed to pay a total of $47.0 million of hosting fees over a six-year term, $5.3 million of which was paid during the year ended December 31, 2021. The software is cloud hosted for the entirety of the subscription term and the Company cannot take possession of the software. Accordingly, the Company determined that the subscription agreement represents a hosting arrangement that is a service contract. The Company recognizes hosting costs on a straight-line basis over the agreement term.
In connection with the Palantir platform hosting arrangement, the Company has recorded $12.3 million and $2.5 million as of June 30, 2023 and December 31, 2022, respectively, in Accounts payable and recorded $3.0 million as of December 31, 2022 in Accrued expenses and other current liabilities. During the three months ended June 30, 2023 and 2022, the Company

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

recognized expense of $2.0 million and $2.0 million, respectively, related to the Palantir hosting arrangement. During the six months ended June 30, 2023 and 2022, the Company recognized expense of $3.9 million and $3.9 million, respectively, related to the Palantir hosting arrangement.
11.    Stockholders’ Equity
Amendments to the Company’s Certificate of Incorporation
On the Closing Date of the Business Combination, the Company’s stockholders adopted the Company’s Second Amended and Restated Certificate of Incorporation. The amendment set forth the rights, privileges, and preferences of the Company’s Class A Common Stock and 75,000,000 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock” and, with the Class A Common Stock, the “Common Stock”). The amendment authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”) with such designations, rights and preferences as may be determined from time to time by the Board. The Board is empowered, without stockholder approval, to issue the Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock; provided that any issuance of Preferred Stock with more than one vote per share will require the prior approval of the holders of a majority of the outstanding shares of Class B Common Stock.
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
Additionally, at a special meeting of the Company’s stockholders held on August 16, 2023, the Company’s stockholders approved a proposal authorizing the Board to effect a reverse stock split of the Company’s outstanding common stock at a range between 1-for-2 and 1-for-90 shares of outstanding Common Stock. The Company anticipates implementing the reverse stock split (which will result in an increase in available authorized shares of Common Stock) soon after the issuance of the unaudited Condensed Consolidated Financial Statements.
Series A Preferred Stock
On June 16, 2023, in connection with a purchase agreement entered into with Xuefeng Chen, the Company’s Global CEO, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series A Certificate of Designation designates one share of the Company’s Preferred Stock as Series A Preferred, and establishes and designates the preferences, rights and limitations thereof. The closing of the sale and purchase of the share of Series A Preferred, par value $0.0001 per share (the “Series A Preferred”), was completed on June 16, 2023 for a purchase price of $100.00.
The share of Series A Preferred is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The share of Series A Preferred shall not be entitled to receive dividends.
The holder of the Series A Preferred is entitled to 60,000,000,000 votes for each share held of record, but has the right to vote only on any reverse stock split proposal and until such time as a reverse stock split proposal is approved by the stockholders, and will have no voting rights except (i) with respect to a reverse stock split proposal in which its votes are cast for and against such reverse stock split proposal in the same proportion as shares of Common Stock are voted for and against such reverse stock split proposal (with any shares of Common Stock that are not voted, whether due to abstentions, broker non-votes or otherwise not counted as votes for or against the reverse stock split proposal) and (ii) unless the holders of one-third (1/3rd) of the outstanding shares of Common Stock are present, in person or by proxy, at the meeting of stockholders at which a reverse stock split proposal is submitted for stockholder approval (or any adjournment thereof). The share of Series A Preferred will vote together with the Common Stock as a single class on any reverse stock split proposal. The Series A Preferred has no other voting rights, except as may be required by the General Corporation Law of the State of Delaware.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily, pursuant to which assets of the Company or consideration received by the Company are to be distributed to the stockholders, the holder of the Series A Preferred will be entitled to receive, before any payment is made to the holders of Common Stock by reason of their ownership thereof, an amount equal to $100.00.
The Series A Preferred may not be transferred at any time prior to stockholder approval of a reverse stock split without the prior written consent of the Board. The outstanding share of Series A Preferred will be redeemed in whole, but not in part, for a redemption price of $100.00, payable out of funds lawfully available therefor, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion, or (ii) automatically immediately following the approval by the Company’s stockholders of a reverse stock split. The Series A Preferred was redeemed following the Special Meeting.
Warrants
Public and Private Warrants
In connection with the Business Combination, the Company assumed 22,977,568 public warrants (“Public Warrants”) and 594,551 private warrants (“Private Warrants”) previously issued by PSAC, each with an exercise price of $11.50 per share. The Public Warrants and the Private Warrants are exercisable into Class A Common Stock within a period of five years from the Closing Date of the Business Combination. The Company determined that the Public Warrants were indexed to its own stock and met the requirements for equity classification in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. The Company determined that the Private Warrants failed to meet the equity scope exception because the settlement provisions vary based on the holder of the warrant, which is not an input into a fixed-for-fixed option pricing model. The Company recorded the Private Warrants as a derivative liability measured at fair value within Warrant liabilities on the unaudited Condensed Consolidated Balance Sheets.
Period End Warrant Information
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of June 30, 2023 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
SPA Warrants	112,780,647	$0.23 or $0.89	Various through June 30, 2030
Ares warrants	29,454,593	$0.23	August 5, 2027
Public Warrants	23,540,988	$11.50	July 21, 2026
Private Warrants	111,131	$11.50	July 21, 2026
Total	165,887,359
During the six months ended June 30, 2023, 60,395,603 warrants were exercised to purchase 51,128,708 shares of the Company’s Class A Common Stock for cash proceeds of $4.1 million. Certain of the warrants were exercised pursuant to a cashless exercise feature whereby 9,266,895 warrant shares were surrendered as the purchase price.
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2022 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
SPA Warrants	346,453,115	$0.23	Various through September 23, 2029
ATW NPA Warrants(1)	76,804,450	$0.23	Various through August 10, 2028
Ares warrants	29,454,593	$0.23	August 5, 2027
Public Warrants	23,540,988	$11.5	July 21, 2026
Private Warrants	111,131	$11.5	July 21, 2026
Total	476,364,277

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

(1) The ATW NPA Warrants were fully exercised during the six months ended June 30, 2023, through which the Company received aggregated proceeds of $0.3 million that was recorded as an increase to Additional paid-in capital.
Insufficient Authorized Shares
From time to time, certain of the Company’s equity-linked financial instruments may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to the Company having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. In such case, the Company applies a sequencing policy under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary due to the Company’s inability to demonstrate it has sufficient authorized shares to settle the equity-linked financial instrument in shares, the Company will reclassify contracts that have overlapping settlement dates with the latest inception date as derivative instruments. The contracts reclassified as derivative instruments are recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification were settled or the Company has sufficient authorized, unissued shares to settle such contracts with shares. The Company has elected to apply the same sequencing policy for share-based compensation arrangements if the Company granted share-based payment arrangements where the Company may have insufficient shares to settle the contract.
As of December 31, 2022, the Company reclassified the earnout shares from equity classification to liability classification as a result of the Company having insufficient authorized shares to share-settle the earnout, which was previously determined to be equity classified under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. As a result of the reclassification, the Company reclassified $2.2 million out of Additional paid-in capital into the Earnout liability, which is included in Other current liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2022.
As of December 31, 2022, the Company reclassified 53,820,670 shares of outstanding share-based payment arrangements from equity classification to liability classification as a result of the Company having insufficient authorized shares to settle the share-based payment arrangements when the awards vest or are exercised. As a result of the reclassification, the Company reclassified an amount of $4.0 million out of Additional paid-in capital into Share-based payment liability, which is included in Other current liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2022.
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
As of April 21, 2023, the Company had insufficient authorized shares to fully settle its equity-linked financial instruments in shares primarily due to the issuance of additional convertible notes and warrants between February 28, 2023 and April 21, 2023. As a result, on April 21, 2023, with regards to the earnout shares the Company reclassified $2.1 million out of Additional paid-in capital into the Earnout liability, and with regards to all of its outstanding share-based payment arrangements the Company reclassified $3.0 million out of Additional paid-in capital into Share-based payment liability. As of June 30, 2023, the fair value of the Earnout liability was $1.4 million and the fair value of the Share-based payment liability was $2.7 million.
The $2.8 million increase in the Earnout liability from December 31, 2022 to February 28, 2023 was recognized as an expense in the Change in fair value of earnout liability during the three months ended March 31, 2023. The $0.7 million decrease in the Earnout liability from April 21, 2023 to June 30, 2023 was recognized as a gain in the Change in fair value of earnout liability during the three months ended June 30, 2023. The $5.0 million increase in the Share-based payment liability from December 31, 2022 to February 28, 2023 was recognized as stock-based compensation expense during the three months ended March 31, 2023. The $0.3 million decrease in the Share-based payment liability from April 21, 2023 to June 30, 2023 was recognized as a reduction of stock-based compensation expense during the three months ended June 30, 2023.
At the Special Meeting held on August 16, 2023, FFIE stockholders approved (among other proposals) an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Common Stock by a ratio of any whole number in the range of 1-for-2 to 1-for-90, with such ratio to be determined in the discretion of the Board and with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of the Special Meeting. This approval gives the Board the discretion to amend the Company’s Second Amended and Restated Charter, as amended, to effect a reverse stock split (with such ratio to be determined in the discretion of the Board in the range of 1-for-2 to 1-for-90) of the Common Stock at any time within one year of the Special Meeting. The Company anticipates implementing the reverse stock split (which will result in an increase in available authorized

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

shares of Common Stock) soon after the issuance of the unaudited Condensed Consolidated Financial Statements, at which time it will have sufficient authorized shares of Class A Common Stock to fully settle its equity-linked financial instruments in shares.
12.    Stock-Based Compensation
2021 Stock Incentive Plan (“2021 SI Plan”)
In July 2021, the Company adopted the 2021 SI Plan. The 2021 SI Plan allows the Board to grant incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for the Company’s Class A Common Stock to employees, directors, and non-employees. At the Special Meeting held on August 16, 2023, FF stockholders approved (among other proposals) an amendment to the 2021 Plan to increase the number of shares of Class A Common Stock available for issuance under the 2021 Plan by an additional 206,785,991 shares.
As of June 30, 2023 and December 31, 2022, the Company had 58,654,563 and 24,252,537 shares of Class A Common Stock available for future issuance under its 2021 SI Plan.
During the six months ended June 30, 2023, the Company granted 3.0 million stock options which had a weighted-average grant date fair value of $1.08 per share. 2.0 million stock options vest ratably over eight years. 1.0 million stock options commenced vesting on March 29, 2023 upon the start of production of the FF 91 Futurist Alliance at its FF ieFactory California, and 25% of such stock options will vest on each of the first four one-year anniversaries of the vesting start date. As of June 30, 2023, the total remaining stock-based compensation expense for unvested stock options was $1.2 million, which is expected to be recognized over a weighted-average period of 2.31 years.
During the six months ended June 30, 2023, the Company granted 6.4 million restricted share units (“RSUs”), which had a weighted-average grant date fair value of $0.94 per share, and 0.6 million performance share units (“PSUs”), which had a weighted-average grant date fair value of $1.08 per share. The substantial majority of the RSUs will vest ratably over four years. The PSUs will commence vesting upon the start of delivery of the FF 91 Futurist Alliance, and 25% of such PSUs will vest on each of the first four one-year anniversaries of the vesting start date. As of June 30, 2023, the total remaining stock-based compensation expense for unvested RSU’s was $2.8 million, which is expected to be recognized over a weighted-average period of 3.57 years.
The following table presents stock-based compensation expense included in each respective expense category in the unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$480	$3,078	$6,896	$4,701
Sales and marketing	50	251	810	625
General and administrative	109	(202)	1,566	1,148
	$639	$3,127	$9,272	$6,474
Included in stock-based compensation expense for the three months ended June 30, 2023 is a $0.3 million gain related to when the Company’s share-based payment awards were classified as liabilities from April 21, 2023 through June 30, 2023. Included in stock-based compensation expense for the six months ended June 30, 2023 is $4.8 million related to when the Company’s share-based payment awards were classified as liabilities from time to time during the six months ended June 30, 2023.
13.    Fair Value of Financial Instruments
Fair Value Measurements
The Company applies the provisions of ASC 820, Fair Value Measurement, which defines a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurements. The provisions of ASC 820, Fair Value Measurement relate to financial assets and liabilities as well as other

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

assets and liabilities carried at fair value on a recurring and nonrecurring basis. The standard clarifies that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
Notes Payable
The Company has elected to measure certain notes payable at fair value. Specifically, the Secured SPA Notes and the Unsecured SPA Notes as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 8, Notes Payable). The Company used a binomial lattice model and Black Scholes methodology to value various convertible notes payable. The significant assumptions used in the models include the risk-free rate, annual dividend yield, expected life, and volatility of the Company's Class A Common Stock. Fair value measurements associated with the notes payable represent Level 3 valuations under the fair value hierarchy.
The fair value adjustments related to notes payables were recorded in Change in fair value measurements on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Secured and Unsecured SPA Warrants
The Company has elected to measure the SPA Warrants at fair value. The Company uses either a Black-Scholes Option Pricing or a Monte Carlo simulation model to measure the fair value of the SPA Warrants, where the significant assumptions used include the volatility of the Company’s Class A Common Stock, the Company’s expectations around the full ratchet trigger, the contractual term of the SPA Warrants, the risk-free rate and annual dividend yield. Fair value measurements associated with the liability-classified warrants represent Level 3 valuations under the fair value hierarchy.
SEPA
During the six months ended June 30, 2023 and as of the date of issuing the unaudited Condensed Consolidated Financial Statements, the Company did not direct Yorkville to buy any shares of Class A Common Stock. The Company determined that SEPA represents a derivative financial instrument under ASC 815, Derivatives and Hedging, which should be recorded at fair value at inception and each reporting date thereafter. The financial instrument was classified as a derivative asset with a fair value of zero as of June 30, 2023 and December 31, 2022.
Liabilities due to Insufficient Authorized Shares
From time to time, certain of the Company’s equity-linked financial instruments may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to the Company having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. See Note 11, Stockholders' Equity .

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities[1]	$—	$—	$21,103
Notes payable[1]	—	—	69,652
Earnout shares liability	—	—	1,448
Share-based payment liabilities	—	—	2,728
1 Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$—	$—	$92,833
Notes payable	—	—	26,008
Earnout shares liability	—	—	2,250
Share-based payment liabilities	—	—	3,977

There were not any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the six months ended June 30, 2023. The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, accounts payable and accrued liabilities approximate fair value because of their short-term nature or contractually defined value.
The following table summarizes the activity of Level 3 fair value measurements:

(in thousands)	Warrant Liabilities[1]	Notes Payable[1]	Earnout Shares Liability	Liability for Insufficient Authorized Shares Related to Stock Options and RSUs
Balance as of December 31, 2022	$92,833	$26,008	$2,250	$3,977
Additions	37,159	167,297	—	—
Net disposal pursuant to Warrant Exchange	(16,506)	—	—	—
Exercises	(47,202)	—	—	—
Debt extinguishments	1,317	13,078	—	—
Change in fair value measurements	(46,498)	(29,107)	2,100	—
Payments of notes payable, including periodic interest	—	(1,167)	—	—
Stock-based compensation expense	—	—	—	4,752
Reclassification from liability to equity on February 28, 2023	—	—	(5,014)	(8,979)
Reclassification from equity to liability on April 21, 2023	—		2,112	2,978
Conversions of notes to Class A Common Stock	—	(106,457)	—	—
Balance as of June 30, 2023	$21,103	$69,652	$1,448	$2,728
1 Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

14.    Net Loss per Share
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares to be issued under the commitment to issue shares, as these shares are issuable for no consideration. Diluted net loss per share attributable to common stockholders adjusts the basic net loss per share attributable to common stockholders and the weighted-average number of shares issued and shares to be issued under the commitment to issue shares for potentially dilutive instruments. For purposes of presentation of basic and diluted net loss per shares, the Company includes shares to be issued in the denominator in accordance with ASC 710-10-54-4 and ASC 260-10-45-48, Earnings Per Share - Overall - Other Presentation Matters - Contingently Issuable Shares, as if they had been issued on the date of the Business Combination (see Note 1, Nature of Business and Organization and Basis of Presentation), as such shares are non-contingent and are issuable for no consideration.
The net loss per common share was the same for the Class A Common Stock and Class B Common Stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Because the Company reported net losses for all periods presented, all potentially dilutive Common Stock equivalents were determined to be antidilutive for those periods and have been excluded from the calculation of net loss per share.
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock attributable to Common Stock stockholders because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares issuable upon conversion of SPA Notes and settlement of make-whole provisions	648,065,080	9,009,166	648,065,080	9,009,166
Shares issuable upon exercise of SPA Warrants	112,780,647	—	112,780,647	—
Other warrants	29,454,593	4,544,258	29,454,593	4,544,258
Stock-based compensation awards – Options	35,280,854	40,730,358	35,280,854	40,730,358
Stock-based compensation awards – RSUs	16,520,514	—	16,520,514	—
Public warrants	23,540,988	22,977,568	23,540,988	22,977,568
Private warrants	111,131	674,551	111,131	674,551
Total	865,753,807	77,935,901	865,753,807	77,935,901
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

Unsecured Securities Purchase Agreement – Streeterville Capital, LLC (“Streeterville”)
On August 4, 2023, the Company entered into a Securities Purchase Agreement (the “Streeterville SPA”) with Streeterville, to issue and sell $16.5 million aggregate principal amount of the Company’s unsecured convertible senior promissory notes (the “Streeterville Note”) and a common stock purchase warrant (the “Streeterville Warrant”) to purchase up to 6,100,840 shares of Common Stock with an exercise price equal to $0.8925 per share, subject to full ratchet anti-dilution protection and other adjustments, and are exercisable for seven years on a cash or cashless basis.
The Streeterville Note is subject to an original issue discount of $1.5 million. In addition, the Company will pay Streeterville $0.2 million to cover Streeterville’s legal fees and other transaction costs incurred in connection with the purchase and sale of the Streeterville Note (the “Transaction Expense Amount”). The original issue discount will be included in the

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

initial principal balance of the Streeterville Note and will be reduced from the amount funded at closing. The Streeterville Note is convertible into shares of Class A Common Stock, at a conversion price equal to $0.8925, plus an interest make-whole amount as set forth in the Streeterville Note, subject to certain adjustments including full ratchet anti-dilution price protection.
The Streeterville Note matures on August 4, 2029. The Streeterville Note accrues interest at 10% per annum, payable on each conversion date and the maturity date in cash, or, at the Company’s option if all the Equity Conditions (as defined in the Streeterville Note) have been met, Class A Common Stock or a combination thereof, provided that, subject to certain conditions set forth in the Streeterville Note, the Company may elect to pay such interest in Class A Common Stock at a rate equal to 15% per annum with respect to the portion of such payment made in Common Stock. The Company may, from time to time, prepay the principal amount owing under the Streeterville Note, subject to a prepayment premium percentage in an amount ranging from 0% to 10% of the principal amount of such Streeterville Note determined in accordance with a schedule set forth in the Streeterville SPA, so long as (i) the Company provides at least 15 days’ prior written notice to Streeterville of such prepayment and delivers to Streeterville an appropriately completed payment notification, and (ii) the Company accompanies such prepayment with the payment of any interest make-whole amount as set forth in the Streeterville Note.
Under the Streeterville SPA, the Company is required to reserve 25,000,000 shares of Class A Common Stock from its authorized and unissued Class A Common Stock to provide for all issuances of Class A Common Stock under the Streeterville Note (the “Share Reserve”). On September 8, 2023 and from time to time thereafter until the Streeterville Note is paid in full, subject to certain conditions, the Company is required to add additional shares of Class A Common Stock to the Share Reserve in increments of 1,000,000 shares as and when requested by Streeterville if the number of shares held in the Share Reserve is less than two (2) times the number of shares of Class A Common Stock Streeterville would be entitled to receive upon conversion of all interest under the Streeterville Note (including any Make-Whole Amount (as defined in the Streeterville Note)) plus two (2) times the number of shares Streeterville would be entitled to receive upon conversion of all principal under the Streeterville Note.
Streeterville has the option, from time to time for 12 months after the date of the Streeterville SPA, to purchase up to $7.5 million in aggregate (or $15.0 million in aggregate with Company’s consent) in additional convertible senior unsecured notes and warrants on the same terms as the Streeterville Note and Streeterville Warrant. Additionally, from the date of the Streeterville SPA until the date that is the five-year anniversary of the date of the Streeterville SPA, upon any issuance by the Company or any of its subsidiaries of Class A Common Stock or Class A Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (subject to certain exceptions set forth in the Streeterville SPA) (each, a “Subsequent Financing”), if Streeterville that then owns at least $7.5 million principal amount of Streeterville Notes (when aggregated with any affiliates of Streeterville) shall have the right to participate in up to an amount of the Subsequent Financing such that Streeterville’s ownership of the Company remains the same immediately following such Subsequent Financing as its ownership immediately prior to such Subsequent Financing, pursuant to the procedures outlined in the Streeterville SPA.
Under the Streeterville SPA, so long as the Streeterville Note is outstanding, upon any issuance by Company of any security with a More Favorable Term (as defined in the Streeterville SPA), or amendment, waiver or adjustment to any existing security that results in the granting of a More Favorable Term, then the Company is required to notify Streeterville and such More Favorable Term, at Streeterville’s option, will become a part of the Transaction Documents (as defined in the Streeterville SPA) for the benefit of Streeterville. Additionally, if the Company fails to notify Streeterville of any such More Favorable Term, but Streeterville becomes aware that the Company has granted such a term to any third party, Streeterville may notify the Company and such More Favorable Term will become a part of the Transaction Documents retroactive to the date on which the More Favorable Term was granted to the applicable third party.
The Company is required to use commercially reasonable efforts to efforts to file, within 15 calendar days of the date of the Streeterville SPA, a registration statement on the appropriate form providing for the resale by Streeterville of at the least the Initial Required Registration Amount (as defined in the Streeterville Note). The Company is also required to use commercially reasonable efforts to cause such registration statement to become effective as promptly as possible and to maintain the effectiveness of such registration statement at all times until each Streeterville no longer owns any Streeterville Warrants or Streeterville Notes or shares of Class A Common Stock issuable upon exercise or conversion thereof.
Pursuant to the Streeterville Note, the Company agrees to include a proposal to obtain stockholder approval, as is required by the Nasdaq listing rules, with respect to the issuance of any shares of Class A Common Stock in excess of 19.99% of the issued and outstanding shares of Class A Common Stock (the “Issuance Cap”), of the Conversion Shares (as defined in the Streeterville Note), the Warrant Shares (as defined in the Streeterville SPA), and subject to any applicable Nasdaq rules, any

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

shares Common Stock issuable pursuant to the note and warrant issuable in connection with the reinvestment right set forth in the Streeterville SPA (so long as such reinvestment is made within 90 days of the Approval) in excess of the Issuance Cap (the “Approval”) at the earlier of its next annual meeting of stockholders to be held in 2024 and any special meeting of stockholders called by the Company at which at least one “routine” proposal (as determined by the New York Stock Exchange) is to be included in the proxy statement for such special meeting; provided however, that if at any time after the date of the Streeterville SPA and prior to the Approval, Streeterville submits a Conversion Notice (as defined in the Streeterville Note) at such time as the Issuance Cap would prohibit the conversion of less than 150% of the Conversion Shares subject to such Conversion Notice, the Company will use its reasonable best efforts to hold a special meeting of stockholders (which may also be at the annual meeting of stockholders) for the Approval within 45 days from the date of the Company’s receipt of such Conversion Notice, and in any case, with the recommendation of the Board that such proposal be approved, and the Company will solicit proxies from its stockholders in connection therewith in the same manner as all other management proposals in such proxy statement and all management-appointed proxyholders are required to vote their proxies in favor of such proposal. The Company is required to use its reasonable best efforts to obtain such Approval, including if the Company does not obtain the Approval at such special meetings, the Company will use reasonable best efforts to hold a new special meeting within 45 days from the date of such previous special meeting to obtain such Approval. If the Approval is not obtained at either meeting, the Company will be required to use its reasonable best efforts to seek such approval at each subsequent annual meeting of stockholders until such approval is obtained or the Streeterville Notes are no longer outstanding.
Amendments No. 9 and 10 to the SPA
On August 4, 2023, the Company entered into Amendment No. 9 to the Secured SPA (the “Ninth Secured SPA Amendment”) with FFVV (the “ATW Party”), as purchaser, and Amendment No. 10 to Secured SPA (the “Tenth Secured SPA Amendment” and together with Ninth Secured SPA Amendment, the “Amendments”) with Senyun, as purchaser, pursuant to which, the Company and each of the ATW Party and Senyun, respectively, as required purchasers under the Secured SPA, agreed to the following amendment: the definition of Required Minimum (as defined in the Secured SPA), was amended to mean (a) until the earlier of (x) September 30, 2023 and (y) the earlier of (I) the trading day immediately following the date of consummation of a reverse stock split of the Common Stock and (II) the 15th business day after the Company shall have obtained stockholder approval to increase the authorized shares of Common Stock (as applicable, the “Waiver Expiration Date”), zero shares of Common Stock, and (b) immediately after the Waiver Expiration Date, the maximum aggregate number of shares of Common Stock then issued or potentially issuable in the future pursuant to the Transaction Documents (as defined in the Secured SPA), including any Underlying Shares (as defined in the Secured SPA) issuable upon exercise in full of all Warrants (as defined in the Secured SPA) or conversion in full of all Secured SPA Notes (including Underlying Shares issuable as payment of interest on the Secured SPA Notes), ignoring any conversion or exercise limits set forth therein.
Amendment to Joinder and Amendment Agreement
On June 26, 2023, the Company entered into a Joinder and Amendment Agreement (the “ATW Joinder”) with the ATW Party. On August 4, 2023, the Company entered into Waiver and Amendment Agreement (the “ATW Amendment”) to the ATW Joinder, pursuant to which the ATW Party (as defined in the ATW Amendment) has agreed to waive any and all requirements of the Company to reserve shares of Common Stock for issuance pursuant to Notes or Warrants (each as defined in each of the Secured SPA and the Unsecured SPA, which is discussed further below) and defers any obligations of the Company to deliver any shares of Common Stock for issuance pursuant to the Notes or Warrants until the earlier of (x) September 30, 2023 and (y) the earlier of (I) the trading day immediately following the date of consummation of a reverse stock split of the Common Stock and (II) the 15th business day after the Company’s receipt of stockholder approval to increase the authorized shares of Common Stock.
Further the ATW Amendment provides that if the ATW Party or a permitted assign exercises its option to invest another $10.0 million of Tranche B Notes in accordance with the terms of the Secured SPA (the “Additional Tranche B Investment”) on or prior to the latest of (x) August 1, 2023, (y) four business days after the meeting of the Company’s stockholders for the required stockholder approval under the Unsecured SPA to increase the Company’s authorized shares of Common Stock and for purposes of Nasdaq Listing Rule 5635 (to the extent needed) (the “Stockholder Approval”), and (z) six business days after the Company has filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, then the ATW Party shall have the right, upon delivery of a written notice to the Company, at any time prior to the 30th day after the date of consummation of such Additional Tranche B Investment, to invest another $20.0 million in New Notes (as defined in the ATW Joinder), subject to terms substantially identical to those provided for in the Unsecured SPA.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Tranche B SPA Funding
In July 2023, ATW Partners LLC purchased additional senior secured notes and SPA Warrants of the Company. The Company received gross proceeds of $10.0 million ($9.0 million net of original issuance discount) in exchange for such issuances.
Tranche A SPA Funding
In July 2023, Senyun and a purchaser affiliated with ATW Partners LLC purchased additional senior secured notes and SPA Warrants of the Company. The Company received gross proceeds of $8.5 million ($7.6 million net of original issuance discount) in exchange for such issuances.
Unsecured SPA Funding
In August 2023, Streeterville purchased additional unsecured convertible senior promissory notes and Warrants of the Company. The Company received gross proceeds of $16.5 million ($14.9 million net of original issuance discount) in exchange for such issuance.
Special Meeting of Stockholders
On July 20, 2023, FF filed a Proxy Statement with the SEC in connection with the special meeting of FFIE stockholders, which was held on August 16, 2023. At such meeting FFIE stockholders approved a proposal to authorize the Board to effect a reverse stock split of the Company’s outstanding common stock at a range between 1-for-2 and 1-for-90 shares of outstanding common stock. This approval gives the Board the discretion to amend the Amended and Restated Charter to effect a reverse stock split (with such ratio to be determined in the discretion of the Board in the range of 1-for-2 to 1-for-90) of the outstanding Common Stock at any time within one year of the date of such special meeting of stockholders. In addition, at the special meeting, FFIE stockholders approved a proposal to approve, if and only if the reverse stock split proposal is approved and the reverse stock split is implemented at a ratio of 1-for-8 or greater, a proposal to limit the number of shares of authorized common stock to a number equal to 12,355,000,000 divided by the reverse stock split ratio determined by the Board. This approval essentially caps the number of authorized shares of common stock to a number that is seven times the amount of authorized shares currently available. The Company anticipates implementing the reverse stock split (which will result in an increase in authorized shares of Common Stock) soon after the issuance of the unaudited Condensed Consolidated Financial Statements. In addition, at the special meeting, FFIE stockholders approved for a proposal to approve, as is required by the applicable Nasdaq rules and regulations, additional transactions involving notes and warrants issued to Metaverse Horizon Limited,, V W Investment Holding Limited, FF Vitality Ventures LLC (“FFVV”), and Senyun International Ltd. (“Senyun”) under the Unsecured SPA, as amended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to help the reader understand FF’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with FF’s unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q (this “Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to FF’s plans and strategy for FF’s business, includes forward-looking statements that involve risks and uncertainties. FF’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K/A filed on August 21, 2023 (“Form 10-K/A”), and “Cautionary Note Regarding Forward-Looking Statements” below. The objective of this section is to provide investors an understanding of the financial drivers and levers in FF’s business and describe the financial performance of the business.
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
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section titled “Risk Factors” in the Form 10-K/A. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” in the Form 10-K/A, as updated in this Report, may not be exhaustive.
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
Availability of Information
We make available through our company website, free of charge, our company filings with the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The reports we make available include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents.
The website link to our SEC filings is investors.ff.com/financial-information/sec-filings.
We intend to use press releases, our Investor Relations website, investor.ff.com, and certain social media accounts as a means of disclosing information and observations about the Company and its business which may be of interest or material to our investors, material, non-public information, and for complying with our disclosure obligations under Regulation FD: Instagram, Facebook, X, LinkedIn, Youtube, FF App, WeChat, Weibo, Toutiao, Douyin, and Futu. The information and observations we post through these social media channels may be deemed material. Accordingly, investors should monitor the

Investor Relations website and these social media channels, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts. The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time. The information contained on, or that may be accessed through, our website or social media channels, is not incorporated by reference into, and is not a part of, this Report or any other report or document filed with the SEC. Any reference to our website in this Report is intended to be an inactive textual reference only.
Overview
Faraday Future Intelligent Electric, Inc. (together with its consolidated subsidiaries, “FF,” “the Company,” “we,” “us” or “our”) is a California-based, global, shared, intelligent, mobility ecosystem company founded in 2014 with a vision to disrupt the automotive industry.
On July 21, 2021, Faraday Future Intelligent Electric Inc. (f/k/a Property Solutions Acquisition Corp. (“PSAC”)), a Delaware corporation, consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of January 27, 2021 (as amended, the “Merger Agreement”), by and among PSAC, PSAC Merger Sub Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands and wholly-owned subsidiary of PSAC (“Merger Sub”), and FF Intelligent Mobility Global Holdings Ltd. (“Legacy FF”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Legacy FF, with Legacy FF surviving the merger as a wholly-owned subsidiary of the Company (the “Business Combination”).
Upon the consummation of the Business Combination, PSAC changed its name from Property Solutions Acquisition Corp. to Faraday Future Intelligent Electric Inc., and FF’s Class A common stock, par value $0.0001 per share (the Class A Common Stock”) and 22,977,568 public warrants (the “Public Warrants”) began trading on The Nasdaq Global Market under the ticker symbols “FFIE” and “FFIEW,” respectively.
With headquarters in Los Angeles, California, FF designs and engineers next-generation, intelligent, connected, electric vehicles. FF manufactures vehicles at its ieFactory California production facility in Hanford, California, with additional future production capacity needs addressed through a contract manufacturing agreement with Myoung Shin Co., Ltd. (“Myoung Shin”), an automotive manufacturer headquartered in South Korea. FF has additional engineering, sales, and operational capabilities in China and is exploring opportunities for potential manufacturing capabilities in China through a joint venture or other arrangements.
Since its founding, FF has created major innovations in technology, products, and a user-centered business model. FF believes these innovations will enable FF to set new standards in luxury and performance that will redefine the future of intelligent mobility.
FF’s innovations in technology include its proprietary Variable Platform Architecture (“VPA”), propulsion system, and Internet Artificial Intelligence (“I.A.I.”) system. We believe the following combination of capabilities of FF’s products, technology, the recent upgrade to FF Product and Technology Upgrade Generation 2.0 (PT Gen 2.0), team, and business model distinguish FF from its competitors:
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
•Since inception, FF has developed a portfolio of intellectual property, established its proposed supply chain, and assembled a global team of automotive and technology experts and innovators to achieve its goal of redefining the future of the automotive industry. As of August 10, 2023, FF has been granted approximately 660 patents globally.
•FF’s B2C (business-to-customer) passenger vehicle pipeline over the next five years is planned to include the FF 91 series, the FF 81 series, and the FF 71 series.
•FF believes that the FF 91 Futurist will be the first ultra-luxury EV to offer a highly-personalized, fully-connected user experience for driver and passengers. FF announced the start of production of the FF 91 Futurist on March 29, 2023, and FF’s first production FF 91 Futurist vehicle came off the line on April 14, 2023.

•Subject to future financing, FF plans to produce and deliver its second passenger vehicle, the FF 81, which will be a premium, mass-market electric vehicle positioned to compete against the Tesla Model S, Tesla Model X, the BMW 5-series, and the Nio ES8.
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
Emerging Growth Company Status
Section 102(b)(1) of the Jumpstart Our Business Startups Act (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies. Any such election to not take advantage of the extended transition period is irrevocable.
FF is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. FF expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
Segment Information
On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced research and development (“R&D”) technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s remaining departments continue to report to Mr. Xuefeng Chen. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act.
Therefore, the Company’s co-CODM's are both its Global Chief Executive Officer (“CEO”) and Founder. The Company has determined that it operates in one operating segment and one reportable segment, as the co-CODM’s review financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Substantially all of the Company’s consolidated operating activities, including its long-lived assets, are located within the U.S. Given the Company’s pre-revenue operating stage, it currently has no concentration exposure to products, services or customers.
Recent Developments
During the six months ended June 30, 2023, these milestones and events took place:
•Announced Faraday Future’s return to the Consumer Electronics Show, CES 2023, in Las Vegas, NV.

•Announced the shipment of one of the latest production-intent FF 91 Futurist testing vehicles to China for market testing and validation, including charging and infrastructure compatibility along with other hardware and software applications.
•Announced that FF is targeting a start of production date for its flagship FF 91 Futurist of March 30, 2023, assuming timely receipt of funds from the Company’s investors, at the Company’s Hanford California manufacturing facility, “FF ieFactory California.”
•Announced, on March 29, 2023, the start of production of FF’s flagship FF 91 Futurist at the FF ieFactory California.
•Announced the completion of FF’s first production build vehicle, the FF 91 Futurist, which came off its production line at FF ieFactory California on April 14, 2023.
•Announced the launch of FF’s Generative AI Product Stack, which will be integrated in the Company’s flagship vehicle, the FF 91 Futurist. FF is one of the first automotive manufacturers to integrate and demonstrate generative AI capabilities in a vehicle.
•Appointed Rich Schmidt as Vice President of Manufacturing. Mr. Schmidt is responsible for leading all facets of FF’s production and manufacturing, focusing on the FF ieFactory California. He oversees the continued development, component tooling, and hiring related to the production of the FF 91 Futurist. Mr. Schmidt succeeded Mathias Hofmann, FF’s Senior Vice President of Global Supply Chain.
•Appointed Ed Darwick as Head of Finance Operations. Reporting to the Company’s Interim Chief Financial Officer, Ed is accountable for developing, implementing, and improving systems and staffing across the entire range of functions and groups under his direction.
•Held its virtual 2023 Global Supplier Summit on May 17, 2023 for its global supply chain network of key suppliers and strategic partners. Over 200 suppliers signed up to listen in to the Company’s leadership team give a comprehensive overview of the Company’s global strategy, vision, business plan and project updates.
•Announced its newly established “Mission Farad,” designed to encompass the Company’s many benefits to its user-based co-creation philosophy. “Mission Farad” is expected to bring the Company’s users more innovative experiences and opportunities. It consists of four key components: an open-source co-creation technology platform, a co-sharing business model, a co-partnership governance structure, and a win-win product portfolio.
•Announced on May 25, 2023 that the FF 91 Futurist successfully passed the Federal Motor Vehicle Safety Standard (“FMVSS”) crash test requirements. The Company has performed the highest severity crash tests and has passed all of these tests successfully, including front, side and rear crash tests.
•Unveiled on May 30, 2023 its “FF 91 Final Launch & Faraday Future 2.0 Event.” The Company announced product upgrades since the FF 91 Futurist’s introduction six years ago leading into the 2.0 era of mobility and officially unveiled the release of the silicon-based new species, the FF 91 2.0 Futurist Alliance and the FF 91 2.0 Futurist. The FF 91 2.0 Futurist Alliance is priced at U.S. MSRP of $309,000 and is currently limited to 300 units globally. The Company also launched its mobile ecosystem product, “FF aiHypercar+,” which will be available for an annual subscription price of $14,900 both in the U.S. and China with the price of $100 for pre-orders. FF’s mobility ecosystem products encompass software, internet, vehicle service, personalized AI algorithms, and even special hardware versions tailored to specific user needs. These products are relevant to vehicle usage and user special rights.
•Announced on June 2, 2023 the signing of the first sales contract for the FF 91 2.0 Futurist Alliance as the Company continues to execute on the first phase of its three-phase delivery plan.

•Announced on June 8, 2023 a successful completion of the Company’s first FF Developer Co-creation Mission event, which took place at Willow Springs International Raceway on June 6, 2023. The Company also announced the confirmation of the second and third users of the FF 91 2.0 Futurist Alliance. The first three users of the FF 91 2.0 Futurist Alliance are committed to providing long-term support for FF’s product development, product improvement, brand marketing, product design, sales and user acquisitions. These users have joined or are currently considering participating in the FF owner-developer co-creation project. The co-creation business model is an open UP2U business model that allows users to become FF partners and enable value co-creation. The shared technology platform is expected to provide more innovation and services for users and achieve better co-sharing benefits. In particular, the user developer part of FF’s co-creation program enables FF to establish a strong cooperative relationship with valued users and consultants. These user developers are acquiring the FF 91 2.0 Futurist Alliance upon payment of the purchase consideration. They are also entering into consulting, branding, and other arrangements with FF in exchange for fees ranging from approximately $225,000 to $475,000. Through these collaborations, the initial group of car users will establish a strong cooperative relationship with FF as valued users and consultants. This development cooperation is expected to enable FF to tap into Spire user markets within the luxury home, celebrity, and luxury car circles.
•Announced on June 16, 2023 that due to a supplier’s timing constraints and the completion timing of an additional system testing related to the Company’s enhanced safety testing of a single unique product feature of the FF 91 2.0 Futurist Alliance, the Company updated the timing of its previously announced FF 91 2.0 Futurist Alliance Phase 2 delivery from the end of the second quarter 2023 to August 2023. The Company’s enhanced safety testing is unrelated to what is required by the FMVSS requirements.
In the period subsequent to June 30, 2023, these additional milestones and events took place:
•Announced on July 5, 2023 that Yun Han notified the Company of her decision to resign from her positions as Interim CFO, principal financial officer and principal accounting officer effective immediately. Ms. Han will continue her role as Chief Accounting Officer of the Company. On July 11, 2023 the Board appointed Jonathan Maroko as Interim Chief Financial Officer, principal financial officer and principal accounting officer effective July 24, 2023.
•Announced on August 14, 2023 the official delivery of its first Ultimate AI Techluxury FF 91 2.0 Futurist Alliance. This marks FF’s entry into its revenue generation stage and the formation of a complete operational closed loop. A delivery ceremony was held for FF’s first Spire user on August 12, 2023.
Recent Governance Developments
•As previously disclosed, from June to September 2022, FF and FF Global Partners LLC (“FF Global”) were party to a dispute over various terms of the Shareholder Agreement as then in effect, including relating to FF Global’s right to remove its designees from the Board. On September 23, 2022, the Company, FF Global and FF Top Holding LLC (“FF Top”) entered into a governance settlement with FF Top, the largest holder of the Company’s Common Stock, including with respect to the composition of the Board, resignation of Ms. Susan Swenson and Mr. Brian Krolicki, and the appointment of Adam (Xin) He to the Board. In connection with an agreement between FF Global and FF Top (the “Heads of Agreement”), on September 23, 2022, the Company and FF Global entered into a mutual release agreement (the “Mutual Release”), pursuant to which, the Company and FF agreed to a mutual general release of claims and to settle fully and finally all differences between them, including any differences that arose out of the Company directors’ service as a director, employee, officer or manager of the Company up through and including the date of the Mutual Release subject to customary exceptions. Pursuant to the Heads of Agreement, FF Top and FF Global caused all actions in the Court of Chancery of the State of Delaware, and any other forum, filed by FF Top, FF Global and/or any of their respective controlled affiliates as of the effective date of the Heads of Agreement, naming the Company or any of its directors or officers to be dismissed without prejudice as of September 27, 2022.
Shortly following the execution of the Heads of Agreement, FF Global began making additional demands of the Company which were beyond the scope of the terms contemplated by the Heads of Agreement and pertained to, among other things, the Company’s management reporting lines and certain governance matters. On September 30, 2022, FF Global alleged that the Company was in material breach of the spirit of the Heads of Agreement. The Company believes it has complied with the applicable terms of the Heads of Agreement, and disputes any characterization to the contrary. Such disputes divert management and Board resources and are costly. There can be no assurance that this or any other dispute between the Company and FF Global will not result in litigation
On October 3, 2022, Ms. Swenson and Mr. Scott Vogel, a member of the Board, tendered their resignation from the Board effective immediately. On October 3, 2022, Mr. Jordan Vogel also tendered his resignation from the Board effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release.

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
•On October 22, 2022, FFIE and FF Top entered into an amendment (the “FF Top Amendment”) to the Letter Agreement Regarding Advanced Approval, dated as of September 23, 2022, between the Company and FF Top (the “FF Top Voting Agreement”). Pursuant to the FF Top Amendment, FF Top (among other things) reaffirmed its commitment under the FF Top Voting Agreement, in light of the extension of the maturity date of the Bridge Notes under the Third Amendment, to vote all of its shares of the Company voting stock in favor of the proposal to approve (for purposes of the Nasdaq Stock Market LLC (“Nasdaq”) listing rules) the issuance, in the aggregate, of shares in excess of 19.99% of the total issued and outstanding shares of the Company Common Stock pursuant to the Financing Documents at the special meeting of the Company’s stockholders held on November 3, 2022. FF Top’s obligations pursuant to the FF Top Amendment are conditioned on (i) the appointment of Mr. Chad Chen (or a substitute nominee, as applicable), to the Board as the fourth FF Top designee no later than October 27, 2022 (provided that Mr. Chen or a substitute nominee, as applicable, is reasonably acceptable to the Nominating and Corporate Governance Committee of the Board with respect to the Nasdaq independence rules and legal compliance and criminal compliance) (provided that if Mr. Chen is not so reasonably acceptable to the Nominating and Corporate Governance Committee of the Board, then FF Top will be permitted to nominate another individual to the Board); and (ii) constructive engagement by Mr. Adam (Xin) He, the Interim Chairman of the Board until his resignation on July 31, 2023, directly with representatives of FF Top on certain additional governance and management matters and, to the extent the Chairman of the Board so determines, in his discretion, such matters will be put to a discussion and a vote of the full Board. On October 27, 2022, Mr. Chen was appointed to the Board. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately.
•On November 26, 2022, the Board appointed Mr. Xuefeng Chen as Global CEO, effective as of November 27, 2022. Mr. Xuefeng Chen replaced Dr. Carsten Breitfeld, who was removed from the Global CEO position by the Board on November 26, 2022.
•On November 29, 2022, Mr. Robert Kruse, FF’s former Senior Vice President, Product Execution, resigned from the Company. On December 13, 2022, Mr. Matthias Aydt took on the role of Senior Vice President, Product Execution, effective immediately.
•On December 15, 2022, Mr. Lee Liu tendered his resignation from the Board, which resignation was effective on December 18, 2022. On December 18, 2022, Mr. Jie Sheng was appointed to the Board, effective immediately, following the resignation of Mr. Liu. On December 25, 2022, Mr. Edwin Goh tendered his resignation from the Board, which resignation was effective on December 26, 2022. On December 27, 2022, Ms. Ke Sun was appointed to the Board, effective immediately, following the resignation of Mr. Goh. Mr. Sheng and Ms. Sun are designees of FF Top pursuant to the Amended Shareholder Agreement. On December 26, 2022, Dr. Carsten Breitfeld tendered his resignation from the Board, which resignation was effective immediately. On December 27, 2022, Mr. Xuefeng Chen was appointed to the Board, effective immediately, following the resignation of Dr. Breitfeld. On January 20, 2023, Mr. Qing Ye tendered his resignation from the Board, which resignation was effective immediately. Mr. Ye remains a consultant of the Company as an independent contractor until November 18, 2023, at which time both parties will mutually reassess the relationship. On January 25, 2023, Mr. Chui Tin Mok was appointed to the Board, effective immediately, following the resignation of Mr. Ye. On March 9, 2023, Mr. Matthias Aydt tendered his resignation from the Board, effective upon the nomination and approval by the Board of a replacement director. On March 13, 2023, upon the recommendation of the Nominating and Corporate Governance Committee, the Board appointed Li Han to fill the vacancy on the Board due to Mr. Aydt’s resignation.

•On January 13, 2023, the Company entered into an Amended and Restated Shareholder Agreement (the “Amended Shareholder Agreement”) with FF Top and, solely for purposes of certain amendments to the Heads of Agreement, FF Global, which amended and restated the Shareholder Agreement, as amended by the Heads of Agreement. Pursuant to the Amended Shareholder Agreement, (a) FF Top has the right to nominate certain designees to the Board, (b) the Company agreed not to elect to be treated as a “controlled company” as defined under Nasdaq rules, (c) the Company agreed to cooperate with any written requests by FF Top relating to any pledge, hypothecation or grant of shares of Common Stock, (d) FF Top informed the Company that FF Top expects certain proposals to be submitted to Company stockholders for approval to amend provisions of the Company’s Amended and Restated Certificate of Incorporation related to voting power of Class B common stock, par value $0.0001 per share (the Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”), FF Top designees to the Board and written consent of stockholders, (e) the Company agreed not to enter into any transaction or series of related transactions that would require a stockholder vote under Nasdaq Listing Rule 5635(d) (without giving effect to Section 5635(f) thereof) without FF Top’s prior written consent, which written consent shall not be unreasonably withheld, conditioned or delayed, (f) the Company agreed that investors under the SPA (as defined below) shall have the right to enter into any voting agreement or grant a voting proxy, at any time and on any terms, with or to FF Top with respect to any shares of Common Stock held by such investors, (g) FF Top agreed (i) to vote all shares of Common Stock that it beneficially owns in favor of an increase in the Company’s authorized shares of Class A Common Stock from 815.0 million to 1.69 billion (as such number may be adjusted due to any stock split, reverse stock split or other similar corporate action after January 13, 2023) at the next meeting of the Company’s stockholders held to consider such proposal (as such meeting may be adjourned or postponed) and (ii) not to transfer, convert or otherwise take any action that would result in the conversion of any shares of Class B Common Stock into Class A Common Stock of the Company prior to the Company’s receipt of stockholder approval for an increase in the number of authorized shares of Class A Common Stock in accordance with the foregoing, (h) (i) FF Top released and waived claims it or any other “FF Top Parties” (i.e., FF Top, FF Peak Holding LLC, a Delaware limited liability company, Pacific Technology Holding LLC, a Delaware limited liability company, FF Global and each of their affiliates, and their respective successors and assigns) may have had against the Company and the Company Parties (described below; such claims, the “FF Top Claims”) relating to matters occurring at any time after September 23, 2022 but prior to the execution of the Amended Shareholder Agreement (the “FF Top Release”), and (ii) the Company released and waived any and all claims it or any other “Company Parties” (i.e., the Company and each of the Company’s controlled affiliates, each individual currently serving as a director or on the management team of the Company or any of its controlled affiliates, and the respective successors and assigns of any of the foregoing) may have against FF Top Parties relating to any matters occurring at any time after September 23, 2022 but prior to the execution of the Amended Shareholder Agreement, and (i) the Company, FF Top and FF Global agreed that certain conditions in the Heads of Agreement have been satisfied, that there are no Definitive Documents (as such term is defined in the Heads of Agreement) beyond the Heads of Agreement and the Amended Shareholder Agreement, and to certain other amendments of the Heads of Agreement.
•On February 26, 2023, after an assessment by the Board of FF’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s remaining departments continue to report to Mr. Xuefeng Chen. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act.
•Announced on June 16, 2023 that the Board has approved a proposal, to be submitted to stockholders for approval at a special meeting of stockholders (scheduled for August 16, 2023), to authorize the Board to effect a reverse stock split of the Company’s Common Stock. The reverse stock split proposal includes a proposed range between 1-for-2 and 1-for-90 shares of outstanding Common Stock. The final ratio will be determined by the Board after stockholder approval. The reverse stock split would not affect any stockholder’s percentage ownership interests or proportionate voting power, except to the extent that it results in a stockholder receiving an additional whole share in lieu of a fractional share. In addition, the reverse stock split would not reduce the total number of shares of Common Stock that the Company is authorized to issue.

•On June 16, 2023, in connection with a purchase agreement entered into with Xuefeng Chen, the Company’s Global CEO, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series A Certificate of Designation designates one share of the Company’s Preferred Stock as Series A Preferred, and establishes and designates the preferences, rights and limitations thereof. The Series A Certificate of Designation became effective upon filing. The closing of the sale and purchase of the share of Series A Preferred, par value $0.0001 per share (the “Series A Preferred”), was completed on June 16, 2023 for a purchase price of $100.00.
The share of Series A Preferred is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The share of Series A Preferred shall not be entitled to receive dividends.
The holder of Series A Preferred Stock is entitled to 60,000,000,000 votes for each share held of record, but has the right to vote only on any reverse stock split proposal and until such time as a reverse stock split proposal is approved by the stockholders, and will have no voting rights except (i) with respect to a reverse stock split proposal in which its votes are cast for and against such reverse stock split proposal in the same proportion as shares of Common Stock are voted for and against such reverse stock split proposal (with any shares of Common Stock that are not voted, whether due to abstentions, broker non-votes or otherwise not counted as votes for or against the reverse stock split proposal) and (ii) unless the holders of one-third (1/3rd) of the outstanding shares of Common Stock are present, in person or by proxy, at the meeting of stockholders at which a reverse stock split proposal is submitted for stockholder approval (or any adjournment thereof). The share of Series A Preferred will vote together with the Common Stock as a single class on any reverse stock split proposal. The Series A Preferred has no other voting rights, except as may be required by the General Corporation Law of the State of Delaware.
Upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily, pursuant to which assets of the Company or consideration received by the Company are to be distributed to the stockholders, the holder of Series A Preferred will be entitled to receive, before any payment is made to the holders of Common Stock by reason of their ownership thereof, an amount equal to $100.00.
The Series A Preferred may not be transferred at any time prior to stockholder approval of a reverse stock split without the prior written consent of the Board. The outstanding share of Series A Preferred will be redeemed in whole, but not in part, for a redemption price of $100.00, payable out of funds lawfully available therefor, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion, or (ii) automatically immediately following the approval by the Company’s stockholders of a reverse stock split. The Series A Preferred was redeemed following the Special Meeting.
•On July 6, 2023, the Company issued a press release announcing that the Board has approved an additional proposal to be submitted to stockholders for approval at the previously announced planned special meeting of stockholders. The new additional proposal is designed to cap the increase in the total authorized shares at seven times the number of post reverse split shares authorized assuming the previously disclosed reverse stock split proposal is approved and the reverse stock split is implemented.
•On July 20, 2023, FF filed a Proxy Statement with the SEC in connection with the special meeting of FFIE stockholders, which was held on August 16, 2023. At such meeting FFIE stockholders approved a proposal to authorize the Board to effect a reverse stock split of the Company’s outstanding common stock at a range between 1-for-2 and 1-for-90 shares of outstanding common stock. This approval gives the Board the discretion to amend the Amended and Restated Charter to effect a reverse stock split (with such ratio to be determined in the discretion of the Board in the range of 1-for-2 to 1-for-90) of the outstanding Common Stock at any time within one year of the date of such special meeting of stockholders. In addition, at the special meeting, FFIE stockholders approved a proposal to, if and only if the reverse stock split proposal is approved and the reverse stock split is implemented at a ratio of 1-for-8 or greater, a proposal to limit the number of shares of authorized Common Stock to a number equal to 12,355,000,000 divided by the reverse stock split ratio determined by the Board. This approval essentially caps the number of authorized shares of Common Stock to a number that is seven times the amount of authorized shares currently available. The Company anticipates implementing the reverse stock split (which will result in an increase in authorized shares of Common Stock) soon after the issuance of the unaudited Condensed Consolidated Financial Statements. In addition, at the special meeting, FFIE stockholders approved, as is required by the applicable Nasdaq rules and regulations, additional transactions involving notes and warrants issued to Metaverse Horizon Limited (“MHL”), V W Investment Holding Limited (“VW”), FF Vitality Ventures LLC (“FFVV”), and Senyun International Ltd. (“Senyun”) under the Unsecured SPA, as amended.

•On August 4, 2023, the Board appointed Lev Peker as a member of the Board and as a member and Chair of the Audit Committee of the Board to fill the vacancy on the Board and Audit Committee created by Adam (Xin) He’s resignation from the Board on July 31, 2023. In connection with Mr. He’s resignation, and to comply with Nasdaq Listing Rule 5605(c)(4)(B), on August 2, 2023, the Company notified Nasdaq that the Company no longer complied with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605 as the Board was not comprised of a majority of independent directors as required by Nasdaq Listing Rule 5605(b)(1) and the Audit Committee was not comprised of at least three independent directors as required by Nasdaq Listing Rule 5605(c)(2)(A), which noncompliance was subsequently cured by the appointment of Mr. Peker as a member of the Board and as a member of the Audit Committee. In response to the Company’s notice, Nasdaq issued a letter to the Company on August 4, 2023 indicating that, effective July 31, 2023, the Company no longer complies with Nasdaq’s independent director and audit committee requirements as set forth in Nasdaq Listing Rule 5605. As a result of the appointment of Mr. Peker as a member of the Board and as a member and chair of the Audit Committee, the Company regained compliance with the board independence requirements as set forth in Nasdaq Listing Rule 5605(b)(1) and the audit committee requirements as set forth in Nasdaq Listing Rule 5605(c)(2)(A).
Financing Discussion and Recent Financing Developments
On March 29, 2023, FF announced the start of production of the FF 91 Futurist and, on April 14, 2023, FF’s first production FF 91 Futurist vehicle came off the line. Although FF has successfully obtained commitments since August 2022 from several investors totaling $462.9 million in convertible note financing, subject to certain conditions, and continues financing discussions with multiple parties, FF has experienced delays in securing additional funding commitments, which have exacerbated the supply chain pressures on FF’s business. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including implementing headcount reductions and other expense reduction and payment delay measures. Further efforts, including additional headcount reductions, may be undertaken in response to FF’s financial condition and market conditions. FF has developed a three-phase delivery plan for the FF 91. The first phase began on May 31, 2023, the second phase began in August 2023, and will be followed by the third phase. The first phase is the “Industry Expert Futurist Product Officer (FPO) Co-Creation Delivery.” In this first phase, the Industry Expert FPO(s) are expected to pay in full for an FF 91 vehicle in order to reserve the vehicle and be trained in the use of the vehicle. The reserved FF 91 vehicle will be delivered to the FPO at the beginning of the second phase, the “FPO Co-Creation Delivery.” In this second phase, FPO(s) will take possession of the FF 91 vehicle. In this second phase, the FPO(s) are also entering into consulting, branding, and other arrangements with FF in exchange for fees to be paid by the Company to the FPO(s). The third phase is the “Full Co-Creation Delivery,” in which FF will deliver FF 91 vehicles to all spire users that pay in full for an FF 91 vehicle. Further, FF expects to need substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing.
The Company needs to raise additional capital to support the production and delivery of the FF 91 and satisfy its other capital needs. There is no assurance FF will be able to timely receive sufficient funding under existing financing commitments to produce and deliver the FF 91 on that timeline or at all or to satisfy other capital needs. If unable to receive sufficient funding, FF will be required to obtain new financing commitments, which may not be available to it under reasonable commercial terms or at all. Further, even if adequate financing is secured, there cannot be any assurance that FF will be able to develop the manufacturing capabilities and processes, or secure reliable sources of component supply to meet the quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive business.
Convertible Senior Secured Promissory Notes
On August 14, 2022, FF entered into a definitive Securities Purchase Agreement (the “Secured SPA”) with FF Simplicity Ventures LLC (“FFSV”), an entity affiliated with ATW Partners LLC, Senyun, and RAAJJ Trading LLC (“RAAJJ”) for $52.0 million of committed near-term convertible senior secured notes financing subject to certain conditions (which was increased on September 23, 2022 to $57.0 million, which increase was subsequently terminated upon the funding of the initial $10.0 million tranche of Secured SPA Notes to Senyun, which occurred on October 27, 2022, another $10.0 million on November 15, 2022, and another $10.0 million in December 2022), and the potential for an additional $243.0 million of incremental senior secured convertible notes (the “Secured SPA Notes”) financing to be funded within 90 days after the initial closing. A committed amount of $100.5 million ($86.5 million net of original issue discount and transaction costs) has been funded to date. On September 23, 2022, FF and certain investors affiliated with ATW Partners LLC (the “ATW Investors”) entered into a Warrant Exercise Agreement (the “Warrant Exercise Agreement”), pursuant to which, subject to the satisfaction of certain minimum trading price, minimum trading volume and certain other Equity Conditions (as described below), FF will have the right, exercisable on one or more occasions prior to January 23, 2023, to require the ATW Investors to exercise on a cash basis (each, a “Forced Exercise”) certain warrants held by the ATW Investors, in part, in exchange for newly issued shares of Class A Common Stock in an amount not to exceed (a) for any single Forced Exercise, $7.0 million in aggregate exercise price, and (b) for all Forced Exercises in the aggregate, the difference of (x) the maximum exercise price amount allowed under the Warrant Exercise Agreement (which is approximately $20.0 million) less (y) the aggregate exercise price of any voluntary exercises of the same warrants held by the ATW Investors after the date of the Warrant Exercise Agreement. The “Equity Conditions” are defined in the Warrant Exercise Agreement to include (among others): (a) the effectiveness of one or more registration statements under the Securities Act, (b) the availability of the Annual Report on Form 10-K contained in such registration statement(s) for the resale of the applicable Warrant shares, (c) the continued listing of shares of the Company’s Class A Common Stock on a national securities exchange, (d) no occurrence of any “Price Failure” (i.e., the VWAP of the Class A Common Stock failing to exceed $0.85 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions) on any two (2) trading days during the ten (10) trading day measurement period immediately preceding the relevant determination date), subject to certain permitted adjustments, and (e) no occurrence of any “Volume Failure” (i.e., the aggregate daily dollar trading volume (as reported on Bloomberg) falling below $10.0 million on any two (2) trading days during the ten (10) trading day measurement period immediately preceding the relevant determination date).
On September 23, 2022, FFIE entered into Amendment No. 1 to the Secured SPA (the “First Secured SPA Amendment”) and convertible senior secured promissory notes, to amend, among other things (a) the Secured SPA, (b) that certain convertible senior secured promissory note in favor of FFSV in the principal amount of $25.0 million, dated as of August 15, 2022, and (c) that certain convertible senior secured promissory note in favor of FF Simplicity in the principal amount of $10.0 million, dated as of September 14, 2022.
On September 25, 2022, FFIE entered into a Joinder and Amendment Agreement with Senyun, FFSV and RAAJJ, for the purchase of up to $60.0 million under the Secured SPA (with potential increase to $90.0 million), of which $35.6 million (net of original issue discount and transaction costs) has been funded to date. The initial $10.0 million tranche was funded on October 27, 2022, the second $10.0 million tranche was funded on November 15, 2022, and the third $10.0 million tranche was funded in parts on different dates in December 2022.
On October 24, 2022, FFIE entered into a Limited Consent and Third Amendment to the Secured SPA with FFSV as administrative and collateral agent and purchaser, Senyun as purchaser, and RAAJJ as purchaser, pursuant to which the maturity date for the Bridge Notes was extended from August 14, 2026 to October 27, 2028, and each purchaser and the agent waived certain defaults and events of default under the Secured SPA, any notes issued pursuant to the Secured SPA and other related documents..
On November 8, 2022, FFIE entered into a Limited Consent and Amendment to the Secured SPA (the “Fourth Secured SPA Amendment”) with FFSV as administrative and collateral agent and purchaser, Senyun as purchaser, and RAAJJ as purchaser, pursuant to which the parties agreed that (i) in no event will the effective conversion price of any interest or interest make-whole amount payable in shares of Class A Common Stock in respect of Bridge Notes issued or issuable under the Secured SPA be lower than $0.21 per share of Class A Common Stock, and (ii) in order for the Company to make payment of any interest or interest make-whole amount in shares of Class A Common Stock, certain price and volume requirements must be met, namely that (x) the VWAP of the Class A Common Stock is not less than $0.21 per share on any trading day during the preceding seven trading day period, and (y) the total volume of the Class A Common Stock does not drop below $1.5 million on any trading day during the same period.
On December 28, 2022, FFIE entered into a Letter Agreement and Amendment to the Secured SPA (the “Senyun Amendment”) with FFSV as administrative and collateral agent and Senyun as purchaser, pursuant to which the conversion rate of notes totaling $19.0 million was lowered from $1.05 to $0.89 and future funding timeframes were renegotiated. As a result of the new conversion rate the Company was obligated for the year then ended to issue additional shares to Senyun based on the lower conversion rate..
On January 25, 2023, FFIE entered into a Limited Consent and Amendment No. 5 to the Secured SPA (the “Fifth Secured SPA Amendment”) with FF Simplicity as administrative and collateral agent and Senyun as purchaser.
On February 3, 2023, FFIE entered into an Amendment No. 6 to the Secured SPA (the “Sixth Amendment”) with FFSV as administrative and collateral agent and Senyun, FF Top, FFSV, FF Prosperity Ventures LLC (“FF Prosperity”), Acuitas and other purchasers, pursuant to which the Company agreed to sell up to $135.0 million in aggregate principal amount of the Secured SPA Notes (the “Tranche C Notes”) with terms largely congruent to prior issuances and a $1.05 base conversion price subject to full ratchet anti-dilution price protection. As of the date this Report, we have received $120.0 million ($106.1 million net of original issue discount and transaction costs) in Tranche C Notes under the Sixth Secured SPA Amendment.

On March 23, 2023, the Company entered into an Amendment No. 7 to the Secured SPA (the “Seventh Secured SPA Amendment”) with Senyun and entities affiliated with ATW Partners LLC, pursuant to which the parties agreed to accelerate the funding timeline of Tranche C Notes in the amount of $40.0 million, and an entity affiliated with ATW Partners LLC agreed to purchase additional Tranche B Notes (as defined in the Seventh Secured SPA Amendment) in the amount of $5.0 million, in each case, subject to meeting certain conditions, in exchange for an agreement to increase the original issuance costs associated with such funding. As part of the agreement, original issuance discount related to $25.0 million in principal amount of Tranche C Notes and Tranche B Notes was agreed to be 14% and 16%, respectively.
On May 9, 2023, FFIE entered into an Amendment No. 8 to Secured SPA (the “Eighth Secured SPA Amendment”) with FFSV as administrative, collateral agent and purchaser, and Senyun and FF Prosperity as purchasers, pursuant to which: (i) the definition of Floor Price (as defined in each such Secured SPA Notes), was amended from $0.21 to $0.10; (ii) make-whole interest shall be paid upon conversion of principal of the Secured SPA Notes; (iii) the conversion price for the Secured SPA Notes was amended from $1.05 to $0.89, subject to adjustment as set forth in the Secured SPA Notes; and (iv) the exercise price for the Secured SPA Warrants was amended from $1.05 to $0.89, subject to adjustment as set forth in the Secured SPA Warrants.
On August 4, 2023, the Company entered into Amendment No. 9 to Secured SPA (the “Ninth Secured SPA Amendment”) with FFVV (the “ATW Party”), as purchaser, and Amendment No. 10 to Secured SPA (the “ Tenth Secured SPA Amendment” and together with the Ninth Secured SPA Amendment, the “Amendments”) with Senyun, as purchaser, pursuant to which, the Company and each of the ATW Party and Senyun, respectively, as required purchasers under the Secured SPA, agreed to the following amendment to the Secured SPA: the definition of Required Minimum (as defined in the Secured SPA), was amended to mean (a) until the earlier of (x) September 30, 2023 and (y) the earlier of (I) the trading day immediately following the date of consummation of a reverse stock split of the Common Stock and (II) the 15th business day after the Company shall have obtained stockholder approval to increase the authorized shares of Common Stock (as applicable, the “Waiver Expiration Date”), zero shares of Common Stock, and (b) immediately after the Waiver Expiration Date, the maximum aggregate number of shares of Common Stock then issued or potentially issuable in the future pursuant to the Transaction Documents (as defined in the Secured SPA), including any Underlying Shares (as defined in the Secured SPA) issuable upon exercise in full of all Warrants (as defined in the Secured SPA) or conversion in full of all Secured SPA Notes (including Underlying Shares issuable as payment of interest on the Secured SPA Notes), ignoring any conversion or exercise limits set forth therein.
On June 26, 2023, the Company entered into a Joinder and Amendment Agreement (the “ATW Joinder” or “FFVV Joinder”) with FFVV (the “ATW Party”), pursuant to which FFSV or a permitted assign agreed to exercise its option to purchase $20.0 million of Tranche B Notes in accordance with the terms of the Secured SPA, with funding of 75% of such amount within five business days of the date of the ATW Joinder and the remaining 25% of such amount within three business days thereafter, subject to the satisfaction of the closing conditions.
On June 26, 2023, Senyun executed a Second Joinder and Amendment Agreement (the “Senyun Joinder”), pursuant to which, Senyun agreed to exercise its option to purchase $15.0 million of Tranche A Notes in accordance with the terms of the Secured SPA, with funding of 75% of such amount within five business days of the date of the Senyun Joinder and the remaining 25% of such amount within three business days thereafter, subject to the satisfaction of the closing conditions.
On August 4, 2023, the Company entered into Waiver and Amendment Agreement (the “ATW Amendment”) to the ATW Joinder, pursuant to which the ATW Party has agreed to waive any and all requirements of the Company to reserve shares of Common Stock for issuance pursuant to Notes or Warrants (each as defined in each of the Secured SPA and the Unsecured SPA, which is discussed further below) and defers any obligations of the Company to deliver any shares of Common Stock for issuance pursuant to the Notes or Warrants until the earlier of (x) September 30, 2023 and (y) the earlier of (I) the trading day immediately following the date of consummation of a reverse stock split of the Common Stock and (II) the 15th business day after the Company’s receipt of stockholder approval to increase the authorized shares of Common Stock.
Further the ATW Amendment provides that if the ATW Party or a permitted assign exercises its option to invest another $10.0 million of Tranche B Notes in accordance with the terms of the Secured SPA (the “Additional Tranche B Investment”) on or prior to the latest of (x) August 1, 2023, (y) four business days after the meeting of the Company’s stockholders for the required stockholder approval under the Unsecured SPA to increase the Company’s authorized shares of Common Stock and for purposes of the Nasdaq Listing Rule 5635 (to the extent needed) (the “Stockholder Approval”), and (z) six business days after the Company has filed this Report, then the ATW Party shall have the right, upon delivery of a written notice to the Company, at any time prior to the 30th day after the date of consummation of such Additional Tranche B Investment, to invest another $20.0 million in New Notes (as defined in the ATW Joinder), subject to terms substantially identical to those provided for in the Unsecured SPA.

Senior Unsecured Convertible Promissory Notes
On May 8, 2023, the Company entered into a Securities Purchase Agreement (the “Unsecured SPA”) with Metaverse Horizon Limited and V W Investment Holding Limited (the ”Unsecured SPA Purchasers”) to issue and sell, subject to the satisfaction of certain closing conditions, $100.0 million aggregate principal amount of the Company’s senior unsecured convertible promissory notes (the “Unsecured SPA Notes”). The Unsecured SPA Purchasers committed to fund in eight subsequent closings fifteen days apart, subject to the satisfaction of certain closing conditions. Each Unsecured SPA Purchaser will also have the right to invest an additional 50% in the Company on terms and conditions substantially identical to the funded Unsecured SPA Note. The Unsecured SPA Notes are subject to an original issue discount of 10%, and are convertible into shares of Class A Common Stock, at a conversion price equal to $0.8925, plus an interest make-whole amount as set forth in the Unsecured SPA Notes, subject to certain adjustments including full ratchet anti-dilution price protection. Each Unsecured SPA Note matures on the date that is six years after the date of the applicable last closing under such Unsecured SPA Note. The Unsecured SPA Notes accrue interest at 10% per annum, payable on each conversion date and the maturity date in cash, Class A Common Stock, or a combination thereof, provided that, subject to certain conditions set forth in the Unsecured SPA Notes, the Company may elect to pay such interest in Class A Common Stock at a rate equal to 15% per annum with respect to the portion of such payment made in Class A Common Stock. Under the Unsecured SPA Notes, at each closing, the Unsecured SPA Purchaser is entitled to receive a warrant (an “Unsecured SPA Warrant”) to purchase up to a number of shares of Class A Common Stock equal to 33% of such shares issuable to such Unsecured SPA Purchaser upon conversion of the aggregate principal amount under the Unsecured SPA Note funded at such closing, with an exercise price equal to $0.8925 per share, subject to full ratchet anti-dilution protection and other adjustments, and are exercisable for seven years on a cash or cashless basis.
Pursuant to the Unsecured SPA, the Company is required to use its reasonable best efforts to hold a special stockholders meeting to, among other things, obtain stockholder approval of transactions involving the notes and warrants of the Company issued or to be issued pursuant to the Unsecured SPA, including the issuance of any shares in excess of 19.99% of the issued and outstanding shares of the Company’s Common Stock in respect of such notes and warrants. Such approval was obtained at the special stockholders meeting that occurred on August 16, 2023.
The Company is required to use its reasonable best efforts to efforts (i) to file, on or prior to May 31, 2023, a registration statement providing for the resale by the Unsecured SPA Purchasers of the reserved shares (the “First Registration Statement”); and (ii) to file, on or prior to the date that is 30 days following the Company’s receipt of stockholder approval (and the filing of an amendment to its charter to reflect such increased in authorized shares of Common Stock), a registration statement providing for the resale by the Unsecured SPA Purchasers of all the remaining shares issuable pursuant to the financing documents (the “Second Registration Statement” and, together with the First Registration Statement, the “Registration Statements”). The Company is also required to use reasonable best efforts (i) to cause the First Registration Statement to become effective within 90 days following the date of the Unsecured SPA; (ii) to cause the Second Registration Statement to become effective within 90 days following the Company’s filing thereof; and (iii) to keep each Registration Statement effective at all times until no Unsecured SPA Purchaser owns any Unsecured SPA Notes, Unsecured SPA Warrants, or shares of Class A Common Stock issuable upon exercise or conversion thereof.
On June 26, 2023, the Company entered into Amendment No. 1 to the Unsecured SPA (the “First Unsecured SPA Amendment”) which amended and restated Section 2.1(a)(i) of the Unsecured SPA to provide that the Unsecured SPA Purchasers may, in their reasonable discretion, postpone or cancel any closing of their purchase of the Unsecured Notes pursuant to the Unsecured SPA if the Company has not issued a press release or other public announcement confirming that the second phase of the Company’s three-phase delivery plan has begun on or prior to August 31, 2023, within 15 calendar days of such date. The Company issued a press release on August 14, 2023 announcing the official delivery of its first Ultimate AI Techluxury FF 91 2.0 Futurist Alliance at a delivery ceremony on August, 12, 2023, which marked the beginning of the second phase of the Company’s three-phase delivery plan.
On June 26, 2023, pursuant to the FFVV Joinder, FFVV agreed to purchase, under the Unsecured SPA, Unsecured Notes in an aggregate principal amount of up to $40.0 million (collectively, the “New Notes”) in installments of $5.0 million at each of the eight closing dates. The conversion price of the New Notes shall be $0.8925 subject to adjustment, as set forth in the Unsecured SPA. The floor price of the New Notes and, as amended pursuant to the FFVV Joinder, for each of the notes issued to FFSV (or its affiliates) under the Secured SPA shall be $0.05.
On June 26, 2023, pursuant to the Senyun Joinder, Senyun agreed to purchase, under the Unsecured SPA, Unsecured Notes (the “New Senyun Notes”) in an aggregate principal amount of up to $30.0 million in installments of $3.75 million at each of the eight closing dates. The floor price of the New Senyun Notes pursuant to the Senyun Joinder and, as amended pursuant to the Senyun Joinder, for each notes issued to Senyun under the Secured SPA shall be $0.05.

As of June 30, 2023, the Company has received aggregate gross funds of $41.7 million under the Unsecured SPA ($37.2 million net of original issue discount and transaction costs).
Standby Equity Purchase Agreement
On November 14, 2022, FFIE announced entry into the Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), with an initial commitment of $200.0 million. Under the terms of the SEPA, FFIE has the right, but not the obligation, to issue and sell to Yorkville up to $200.0 million in shares Class A Common Stock subject to customary conditions including an effective registration statement for the resale of such shares. FFIE has the right to increase the $200.0 million commitment by up to $150.0 million in one or more installments. The shares will be sold to Yorkville at a discounted price of 97% of the three-day VWAP at the time of funding, and generally limited to one-third of FFIE’s trading volume during such time period. On December 8, 2022, FFIE filed with the SEC a registration statement on Form S-1 (File No. 333-268722), which has been converted into a registration statement on Form S-3 to register shares of Class A Common Stock to be issued under the SEPA. Such registration statement was declared effective by the SEC on March 22, 2023.
Shelf Registration
On June 16, 2023, the Company filed a shelf registration on Form S-3 with the SEC (the “Shelf Registration”), which was declared effective by the SEC on June 28, 2023. As a result, the Company may from time-to-time issue Class A Common Stock and/or warrants, up to an aggregate amount of $300.0 million in one or more offerings. The Shelf Registration creates an ability for the company to raise additional capital through Class A Common Stock and/or warrant issuances to both institutional and retail investors as it looks to raise additional financing to support production ramp.
Unsecured Securities Purchase Agreement – Streeterville Capital, LLC (“Streeterville”)
On August 4, 2023, the Company entered into a Securities Purchase Agreement (the “Streeterville SPA”) with Streeterville, to issue and sell $16.5 million aggregate principal amount of the Company’s unsecured convertible senior promissory notes (the “Streeterville Note”) and a common stock purchase warrant (the “Streeterville Warrant”) to purchase up to 6,100,840 shares of Common Stock with an exercise price equal to $0.8925 per share, subject to full ratchet anti-dilution protection and other adjustments, and are exercisable for seven years on a cash or cashless basis.
The Streeterville Note is subject to an original issue discount of $1.5 million. In addition, the Company will pay Streeterville $0.2 million to cover Streeterville’s legal fees and other transaction costs incurred in connection with the purchase and sale of the Streeterville Note (the “Transaction Expense Amount”). The original issue discount will be included in the initial principal balance of the Streeterville Note and will be reduced from the amount funded at closing. The Streeterville Note is convertible into shares of Class A Common Stock of the Company, par value $0.0001 per share (“Common Stock”), at a conversion price equal to $0.8925, plus an interest make-whole amount as set forth in the Streeterville Note, subject to certain adjustments including full ratchet anti-dilution price protection.
The Streeterville Note matures on August 4, 2029. The Streeterville Note accrues interest at 10% per annum, payable on each conversion date and the maturity date in cash, or, at the Company’s option if all the Equity Conditions (as defined in the Streeterville Note) have been met, Common Stock or a combination thereof, provided that, subject to certain conditions set forth in the Streeterville Note, the Company may elect to pay such interest in Common Stock at a rate equal to 15% per annum with respect to the portion of such payment made in Common Stock. The Company may, from time to time, prepay the principal amount owing under the Streeterville Note, subject to a prepayment premium percentage in an amount ranging from 0% to 10% of the principal amount of such Note determined in accordance with a schedule set forth in the Streeterville SPA, so long as (i) the Company provides at least 15 days’ prior written notice to Streeterville of such prepayment and delivers to Streeterville an appropriately completed payment notification, and (ii) the Company accompanies such prepayment with the payment of any interest make-whole amount as set forth in the Streeterville Note.
Under the Streeterville SPA, the Company is required to reserve 25,000,000 shares of Common Stock from its authorized and unissued Common Stock to provide for all issuances of Common Stock under the Streeterville Note (the “Share Reserve”). On September 8, 2023 and from time to time thereafter until the Streeterville Note is paid in full, subject to certain conditions, the Company is required to add additional shares of Common Stock to the Share Reserve in increments of 1,000,000 shares as and when requested by Streeterville if the number of shares held in the Share Reserve is less than two (2) times the number of shares of Common Stock Streeterville would be entitled to receive upon conversion of all interest under the Streeterville Note (including any Make-Whole Amount (as defined in the Streeterville Note)) plus two (2) times the number of shares Streeterville would be entitled to receive upon conversion of all principal under the Streeterville Note.
Streeterville has the option, from time to time for 12 months after the date of the Streeterville SPA, to purchase up to $7.5 million in aggregate (or $15.0 million in aggregate with Company’s consent) in additional convertible senior unsecured notes and warrants on the same terms as the Streeterville Note and Streeterville Warrant. Additionally, from the date of the Streeterville SPA until the date that is the five-year anniversary of the date of the Streeterville SPA, upon any issuance by the Company or any of its subsidiaries of Common Stock or Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (subject to certain exceptions set forth in the Streeterville SPA) (each, a “Subsequent Financing”), if Streeterville that then owns at least $7.5 million principal amount of Streeterville Notes (when aggregated with any affiliates of Streeterville) shall have the right to participate in up to an amount of the Subsequent Financing such that Streeterville’s ownership of the Company remains the same immediately following such Subsequent Financing as its ownership immediately prior to such Subsequent Financing, pursuant to the procedures outlined in the Streeterville SPA.
Under the Streeterville SPA, so long as the Streeterville Note is outstanding, upon any issuance by Company of any security with a More Favorable Term (as defined in the Streeterville SPA), or amendment, waiver or adjustment to any existing security that results in the granting of a More Favorable Term, then the Company is required to notify Streeterville and such More Favorable Term, at Streeterville’s option, will become a part of the Transaction Documents (as defined in the Streeterville SPA) for the benefit of Streeterville. Additionally, if the Company fails to notify Streeterville of any such More Favorable Term, but Streeterville becomes aware that the Company has granted such a term to any third party, Streeterville may notify the Company and such More Favorable Term will become a part of the Transaction Documents retroactive to the date on which the More Favorable Term was granted to the applicable third party.
The Company is required to use commercially reasonable efforts to file, within 15 calendar days of the date of the Streeterville SPA, a registration statement on the appropriate form providing for the resale by Streeterville of at the least the Initial Required Registration Amount (as defined in the Streeterville Note). The Company is also required to use commercially reasonable efforts to cause such registration statement to become effective as promptly as possible and to maintain the effectiveness of such registration statement at all times until each Streeterville no longer owns any Warrants or Streeterville Notes or shares of Class A common stock issuable upon exercise or conversion thereof.
Pursuant to the Streeterville Note, the Company agrees to include a proposal to obtain stockholder approval, as is required by the Nasdaq listing rules, with respect to the issuance of any shares of Common Stock in excess of 19.99% of the issued and outstanding shares of Common Stock (the “Issuance Cap”), of the Conversion Shares (as defined in the Streeterville Note), the Warrant Shares (as defined in the Streeterville SPA), and subject to any applicable Nasdaq rules, any shares of Common Stock issuable pursuant to the note and warrant issuable in connection with the reinvestment right set forth in the Streeterville SPA (so long as such reinvestment is made within 90 days of the Approval) in excess of the Issuance Cap (the “Approval”) at the earlier of its next annual meeting of stockholders to be held in 2024 and any special meeting of stockholders called by the Company at which at least one “routine” proposal (as determined by the New York Stock Exchange) is to be included in the proxy statement for such special meeting; provided however, that if at any time after the date of the Streeterville SPA and prior to the Approval, Streeterville submits a Conversion Notice (as defined in the Streeterville Note) at such time as the Issuance Cap would prohibit the conversion of less than 150% of the Conversion Shares subject to such Conversion Notice, the Company will use its reasonable best efforts to hold a special meeting of stockholders (which may also be at the annual meeting of stockholders) for the Approval within 45 days from the date of the Company’s receipt of such Conversion Notice, and in any case, with the recommendation of the Board that such proposal be approved, and the Company will solicit proxies from its stockholders in connection therewith in the same manner as all other management proposals in such proxy statement and all management-appointed proxy holders are required to vote their proxies in favor of such proposal. The Company is required to use its reasonable best efforts to obtain such Approval, including if the Company does not obtain the Approval at such special meetings, the Company will use reasonable best efforts to hold a new special meeting within 45 days from the date of such previous special meeting to obtain such Approval. If the Approval is not obtained at either meeting, the Company will be required to use its reasonable best efforts to seek such approval at each subsequent annual meeting of stockholders until such approval is obtained or the Streeterville Notes are no longer outstanding.
FF will need further financing to support the ramp up and development of its sales and service systems for its flagship FF 91 Futurist vehicle and beyond. In particular, the Company is currently conducting due diligence on potential financing sources. This process has been time consuming and may result in the Company not being able to consummate any financing from these or other financing sources on a timely basis or at all. Additionally, certain investors under the Secured SPA or Unsecured SPA may not fund their commitments until the Company increases the number of authorized shares of its Class A Common Stock and registers the securities underlying the Secured or Unsecured SPA Warrants and Secured SPA Notes or Unsecured SPA Notes in an effective registration statement. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our production and delivery plans for the FF 91 Futurist, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.
FF’s cash needs after the start of production of the FF 91 Futurist will depend on the extent to which FF’s actual costs vary from FF’s estimates and FF’s ability to control these costs and raise additional funds. Any challenges in supplier engagements, delays in ramping capacity or labor at the FF ieFactory California or for sales and service engagements, rising prices of materials, or ongoing global supply chain disruptions may further increase the need for additional capital to produce and deliver the FF 91 series. In particular, recently, some suppliers have threatened to terminate their relationship with the Company because of late payments or requested accelerated payments and other terms and conditions as a result of our past payment history and concerns about the Company’s financial condition, leading to less favorable payment terms than the Company had anticipated, and delaying or putting at risk certain deliveries. FF is in active negotiations with these suppliers to minimize these risks. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, design efforts, and manufacturing for future vehicles.
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
•The Company’s statements leading up to the Business Combination that it had received more than 14,000 reservations for the FF 91 Futurist vehicle were potentially misleading because only several hundred of those reservations were paid, while the others (totaling 14,000) were unpaid indications of interest.
•Consistent with FFIE’s previous public disclosures regarding identified material weaknesses in its internal control over financial reporting, the Company’s internal control over financial reporting requires an upgrade in personnel and systems.
•The Company’s corporate culture failed to sufficiently prioritize compliance.
•Mr. Jia’s role as an intermediary in leasing certain properties which were subsequently leased to the Company was not disclosed in FFIE’s corporate housing disclosures.
•In preparing FFIE’s related party transaction disclosures, the Company failed to investigate and identify the sources of loans received from individuals and entities associated with Company employees.
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
The investigation also found that certain individuals failed to cooperate and withheld potentially relevant information in connection with the Special Committee investigation. Among such individuals were non-executive officers or members of the management team of FF, and remedial action was taken with respect to such individuals based on the extent of non-cooperation and/or withholding of information. The failure to cooperate with the investigation was taken into consideration in connection with the remedial actions outlined below with respect to Jiawei (“Jerry”) Wang, and withholding of information also affected the remedial action taken with respect to Matthias Aydt.
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

Based on the results of the Special Committee investigation and subsequent investigative work described above, the Board approved the following remedial actions designed to enhance oversight and corporate governance of the Company:
•The appointment of Susan Swenson, a former member of the Board, to the then newly created position of Executive Chairperson of FF.
•Dr. Carsten Breitfeld, FF’s former Global CEO, reporting directly to Ms. Swenson and receiving a 25% annual base salary reduction;
•The removal of Mr. Jia as an executive officer, although continuing in his position as Chief Product and User Ecosystem Officer of FFIE. Certain dual-reporting arrangements were eliminated with respect to Mr. Jia, and he is required to report directly to Ms. Swenson, a non-independent director nominated by FF Top. Mr. Jia also received a 25% annual base salary reduction, and his role was limited from a policy-making position to focusing on (a) Product and mobility ecosystem and (b) I.A.I., and advanced R&D technology;
•Matthias Aydt, then Senior Vice President, Business Development and Product Definition and a former director of FFIE, and currently Senior Vice President, Product Execution, being placed on probation as an executive officer for a six-month period, during which period he remained a non-independent member of the Board, which probationary period has since ended;
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
•The suspension without pay of Jiawei (“Jerry”) Wang, FFIE’s former Vice President, Global Capital Markets, who subsequently notified the Board of his decision to resign from FF on April 10, 2022;
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
As of the date of this Report, FF is continuing to implement certain of the remedial actions approved by the Board. In addition to the above, the Company is strengthening its compliance policies and procedures, including the hiring of a Compliance Officer with the title of Deputy General Counsel (hired in March 2023), who reports directly to the Chair of the Audit Committee. The Company is also actively looking to hire a Chief Compliance Officer. However, no assurance can be provided that the remedial measures will continue to be implemented and additional actions by the Company to enhance its compliance policies and procedures will be implemented in a timely manner or at all, or will be successful to prevent inaccurate disclosures in the future.
Certain of these remedial actions are no longer in effect. For instance, Ms. Swenson resigned from the Board on October 3, 2022. Moreover, effective on February 26, 2023, certain departments within the Company report to both Mr. Jia and Mr. Xuefeng Chen, including the Company’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments. In connection with the changes to the reporting structure, the Company implemented policies and procedures within the Company’s capital markets and human resources and administration functions. In the third quarter of 2023, the Company implemented additional policies and procedures for the capital markets and human resources and administration functions. It also implemented additional controls for the user ecosystem function. The Company’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments report directly to Mr. Jia, while the remaining departments continue to report to Mr. Xuefeng Chen. Further, based on the changes to his responsibilities within FF, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act, and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act.
Further, pursuant to the Heads of Agreement, FF has implemented certain governance changes that impact certain of the above-discussed remedial actions. On October 3, 2022, Ms. Swenson tendered her resignation from her role as both Executive Chairperson and member of the Board effective immediately. In addition, on October 3, 2022, Mr. Scott Vogel resigned from the Board effective immediately and Mr. Jordan Vogel resigned effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the mutual release. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately. On December 15, 2022, Mr. Lee Liu tendered his resignation from the Board, effective on December 18, 2022. On December 18, 2022, Mr. Jie Sheng was appointed to the Board, effective immediately, following the resignation of Mr. Liu. On December 25, 2022, Mr. Edwin Goh tendered his resignation from the Board, effective on December 26, 2022. On December 27, 2022, Ms. Ke Sun was appointed to the Board, effective immediately, following the resignation of Mr. Goh. Mr. Sheng and Ms. Sun are designees of FF Top pursuant to the Amended Shareholder Agreement. On December 26, 2022, Dr. Carsten Breitfeld tendered his resignation from the Board, effective immediately. On December 27, 2022, Mr. Xuefeng Chen was appointed to the Board, effective immediately, following the resignation of Dr. Breitfeld. On January 20, 2023, Mr. Qing Ye tendered his resignation from the Board, effective immediately. Mr. Ye remains a consultant of the Company as an independent contractor. On January 25, 2023, Mr. Chui Tin Mok was appointed to the Board, effective immediately, following the resignation of Mr. Ye. On March 9, 2023, Mr. Matthias Aydt tendered his resignation from the Board, effective upon the nomination and approval by the Board of a replacement director. On March 13, 2023, upon the recommendation of the Nominating and Corporate Governance Committee, the Board appointed Ms. Li Han to fill the vacancy on the Board due to Mr. Aydt’s resignation. On April 14, 2023, FF held its 2023 Annual Meeting and nominated directors for election as contemplated in the Amended and Restated Shareholder Agreement. On July 31, 2023, Mr. Adam (Xin) He resigned from the Board, effective immediately. On August 4, 2023, the Board appointed Lev Peker as a member of the Board and as a member and Chair of the Audit Committee of the Board to fill the vacancy on the Board and Audit Committee created by Mr. He’s resignation from the Board.
Subsequent to FFIE announcing the completion of the Special Committee investigation on February 1, 2022, FFIE, certain members of the management team, and employees of FFIE received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation. FFIE is cooperating fully with the SEC’s investigation, including responding to multiple subpoenas and requests for information, some of which are unrelated to the matters that were the subject of the Special Committee investigation. The outcome of such an investigation is difficult to predict. FF has incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with the SEC investigation. At this stage, FF is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss. In addition, in June 2022, FF received a preliminary request for information from the DOJ in connection with the matters that were the subject of the Special Committee investigation. FF has responded to that request and intends to fully cooperate with any future requests from the DOJ.
Components of FF’s Results of Operations
Key Factors Affecting Operating Results
FF’s performance and future success depend on several factors that present significant opportunities but also pose risks and challenges including those discussed below and, in the section titled “Risk Factors” in the Form 10-K/A, as updated in this Report.
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
To date, FF has not yet sold any electric vehicles. As a result, FF will require substantial additional capital to develop products and fund operations for the foreseeable future. Until FF can generate sufficient revenue from product sales, FF will fund its ongoing operations through a combination of various funding and financing alternatives, including equipment leasing and construction financing of the FF ieFactory California, manufacturing facility, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of its FF ieFactory California manufacturing facility will impact FF’s ability to generate revenue. For additional discussion of the substantial doubt about FF’s ability to continue as a going concern, see Note 2, Liquidity and Capital Resources in the notes to the unaudited Condensed Consolidated Financial Statements and for further details on liquidity, please see the “Liquidity and Capital Resources” section below.
Revenues
FF is a development stage company and has not recognized any revenue to date. FF’s introduction of the FF 91 Futurist, its first vehicle, is expected to generate FF’s future revenue while other vehicles are in development. The FF 81, FF 71, and SLMD electric vehicle models are in various stages of planning or development and expected to be released after the FF 91 series depending on availability of adequate funding and other strategic factors.
Costs of Revenues
On March 29, 2023, the Company announced the start of production of its first electric vehicle, the FF 91 Futurist and, on April 14, 2023, the Company’s first production FF 91 Futurist vehicle came off the line. However, the Company has not yet recognized any revenue to date. Accordingly, cost of revenues recognized during the three months ended June 30, 2023, in advance of recognizing any revenue, represent production costs that in accordance with U.S. generally accepted accounting principles (“GAAP”) cannot be capitalized in inventory as of June 30, 2023, including charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value.
Operating Expenses
Research and Development
R&D activities represent a significant part of FF’s business. FF’s research and development efforts focus on the design and development of FF’s electric vehicles and continuing to prepare its prototype electric vehicles to exceed industry standards for compliance, innovation, and performance. R&D expenses consist of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for FF’s employees focused on research and development activities, other related costs, depreciation, and an allocation of overhead. FF expects research and development expenses to decrease in the near future as the Company substantially completed R&D activities related to the FF 91.
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
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment relates to the abandonment of certain FF 91 Futurist program construction in progress assets, primarily vendor tooling, machinery, and equipment, due to the redesign of the related FF 91 components and implementation of FF’s cost reduction program. Charges associated with disposals are recognized within operating expenses in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Change in Fair Value of Earnout Liability

Legacy FF shareholders, as of the Closing Date of the Business Combination until its fifth anniversary, are entitled to contingent consideration of up to 25,000,000 additional shares of Class A Common Stock in the aggregate in two equal tranches upon the occurrence of each earnout triggering event (“Earnout Shares”). The Company recognized the Earnout Shares at fair value upon the closing of the Business Combination and classified them in Stockholders’ Equity (Deficit) since the Earnout Shares were determined to be indexed to the Company’s own stock and meet the requirements for equity classification in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. From time to time subsequent to the closing of the Business Combination, the Earnout Shares may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to the Company having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. The Earnout Shares reclassified as derivative instruments are recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification were settled or the Company has sufficient authorized, unissued shares to settle such contracts with shares.
Non-operating Expenses
Change in Fair Value of (Related Party and Third Party) Notes Payable and Warrant Liabilities
Change in fair value measurements consists of the losses and gains as a result of fair value measurements of certain notes payable and warrant liabilities which FF records at fair value.
Loss on Settlement of (Related Party and Third Party) Notes Payable
Loss on settlement of notes payable consists of losses resulting from the settlement of notes payable as part of the Company’s ongoing financing activities.
Interest Expense
Interest expense primarily consists of interest on outstanding notes payable, finance leases, and certain supplier payables.
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

Results of Operations

	Three Months Ended June 30,
(in thousands)	2023	2022
Consolidated Statements of Operations
Revenues
Auto sales	$—	$—
Cost of revenues
Auto sales	6,613	—
Gross loss	(6,613)	—
Operating expenses
Research and development	25,269	96,608
Sales and marketing	7,699	6,198
General and administrative	17,062	33,253
Loss on disposal of property and equipment	—	1,407
Change in fair value of earnout liability	(664)	—
Total operating expenses	49,366	137,466
Loss from operations	(55,979)	(137,466)
Change in fair value of notes payable and warrant liabilities	24,324	5,158
Change in fair value of related party notes payable and related party warrant liabilities	384	—
Loss on settlement of notes payable	(85,392)	—
Loss on settlement of related party notes payable	(6,492)	—
Interest expense	(209)	(1,128)
Related party interest expense	(70)	(1,313)
Other (expense) income, net	(1,466)	(6,936)
Loss before income taxes	(124,900)	(141,685)
Income tax provision	(28)	(9)
Net loss	$(124,928)	$(141,694)
Cost of Revenues

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Cost of revenues	$6,613	$—	$6,613	100%
On March 29, 2023, the Company announced the start of production of its first electric vehicle, the FF 91 Futurist and, on April 14, 2023, the Company’s first production FF 91 Futurist vehicle came off the line. However, the Company has not yet recognized any revenue to date. Accordingly, cost of revenues recognized during the three months ended June 30, 2023, in advance of recognizing any revenue, represent production costs that in accordance with GAAP cannot be capitalized in inventory as of June 30, 2023, including charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value.
Research and Development

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Research and development	$25,269	$96,608	$(71,339)	(74)%
The decrease in R&D expense is primarily due to the reduction in engineering, design, and testing ("ED&T") services of $63.0 million as the Company substantially completed R&D activities related to the FF 91 Futurist vehicle in 2022. Further, as the Company started production on March 29, 2023, during the three months ended June 30, 2023 certain costs were recognized as cost of sales and certain materials purchases were capitalized to inventory versus all being recognized as R&D expense during the three months ended June 30, 2022. In addition, there was a decrease in personnel and compensation expenses of $6.4 million due to a decrease in headcount as part of cost saving measures implemented by the Company in light of its financial position, as well as the allocation of certain personnel from the R&D department to production; a decrease in professional services expenses of $4.9 million; and a decrease in stock-based compensation expense of $2.6 million; partially offset by an increase in depreciation and amortization expense of $6.5 million.
Sales and Marketing

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Sales and marketing	$7,699	$6,198	$1,501	24%
The increase in sales and marketing expense is due to an increase in professional services expenses of $1.0 million and an increase in marketing expenses of $0.5 million as the Company ramps up in preparation of achieving start of delivery.
General and Administrative

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
General and administrative	$17,062	$33,253	$(16,191)	(49)%
The decrease in general and administrative expense is primarily due to a decrease in personnel and compensation expenses of $10.3 million due to a decrease in headcount as part of cost saving measures implemented by the Company in light of its financial position and the focus on achieving start of production; a decrease in professional services expenses of $10.4 million due to the conclusion of the Special Committee investigation in 2022; partially offset by an increase in insurance expenses of $3.3 million due to increased premiums associated with a new D&O policy entered into in the third quarter of 2022; and an increase in depreciation expense of $1.2 million.
Change in Fair Value of Earnout Liability

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Change in fair value of earnout liability	$(664)	$—	$(664)	100%
As of April 21, 2023, the Company reclassified the earnout shares from equity classification to liability classification as a result of the Company having insufficient authorized shares to share-settle the earnout, which was previously determined to be equity classified under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. As a result of the reclassification, the Company reclassified $2.1 million out of Additional paid-in capital into the Earnout liability. As of June 30, 2023, the fair value of the Earnout liability was $1.4 million. The $0.7 million decrease in the Earnout liability from April 21, 2023 to June 30, 2023 was recognized as a gain in the Change in fair value of earnout liability during the three months ended June 30, 2023.
Change in Fair Value of Notes Payable and Warrant Liabilities

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Change in fair value of notes payable and warrant liabilities	$24,324	$5,158	$19,166	372%
The increased change in the fair value of notes payable and warrant liabilities is primarily due to notes payable and warrants that were measured at fair value in the comparative period in 2022 and were revalued during 2023 at predominantly lower fair values due to pricing inputs that use the market price of the Company’s Common Stock and debt discount rate which have experienced a decline. Additionally, during the three months ended June 30, 2022 the Company did not have material liability classified warrants with changes in fair value included in earnings. During the three months ended June 30, 2023, the Company recognized a gain in the Change in fair value of notes payable and warrant liabilities of $11.4 million, specific to the change in fair value of the Company’s warrant liabilities.

Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Change in fair value of related party notes payable and related party warrant liabilities	$384	$—	$384	100%
The Company did not have any related party notes payable or warrants that were re-measured at fair value during the three months ended June 30, 2022. In May 2023, the Company entered into the Unsecured SPA Notes with a related party. On June 30, 2023, the related party Unsecured SPA Notes and warrant were revalued at a lower fair value than at their issuance due to pricing inputs that use the market price of the Company’s Common Stock and debt discount rate which have experienced a decline.
Loss on Settlement of Notes Payable

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Loss on settlement of notes payable	$(85,392)	$—	$(85,392)	100%
The Loss on settlement of notes payable during the three months ended June 30, 2023 is primarily due to a $74.0 million loss on settlement of Secured SPA Notes in connection with their conversion into Class A Common Stock. The Company recognized a Loss on settlement of notes payable for the difference between the carrying value of the debt and the fair value of the shares transferred and the losses are driven by shares issued in connection with the Make-Whole Amount. In addition, the Company recognized during the three months ended June 30, 2023 a $11.4 million Loss on settlement of notes payable from amendments to the Company’s Secured SPA Notes in May 2023 accounted for as extinguishments. These transactions did not occur in the prior period.
Loss on Settlement of Related Party Notes Payable

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Loss on settlement of related party notes payable	$(6,492)	$—	$(6,492)	100%
The Company did not have any related party notes payable that settled during the three months ended June 30, 2022. In May 2023, the Company entered into the Unsecured SPA Notes with a related party. During the three months ended June 30, 2023, the related party converted Unsecured SPA Notes with principal balances of $12.0 million in exchange for 69,731,668 shares of the Company’s Class A Common Stock. The Company recognized a Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument. This transaction did not occur in the prior period.
Interest Expense

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Interest expense	$(209)	$(1,128)	$919	81%
The decrease in interest expense was primarily due to the Company’s repayment of $85.0 million of Ares notes payable principal and the conversion of $73.9 million of ATW NPA notes payable principal into the Company’s Class A Common Stock in the year ended December 31, 2022. The Company’s SPA Notes are carried at fair value and fluctuations in interest expense are included in the Change in fair value of notes payable.
Related Party Interest Expense

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Related party interest expense	$(70)	$(1,313)	$1,243	95%

The decrease in related party interest expense was due to an agreement, dated December 27, 2022, with Chongqing Leshi Small Loan Co., Ltd, a related party, according to which it was agreed that a portion of principal and all outstanding accrued interest was waived.
Other (Expense) Income, Net

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Other (expense) income, net	$(1,466)	$(6,936)	$5,470	79%
The change in other (expense) income, net was primarily due to a decrease in foreign currency transaction losses resulting from the revaluation of transactions denominated in currencies other than U.S. Dollars that are remeasured at the end of each period.

	Six Months Ended June 30,
(in thousands)	2023	2022
Consolidated Statements of Operations
Revenues
Auto	$—	$—
Cost of revenues
Auto	6,613	—
Gross loss	(6,613)	—
Operating expenses
Research and development	83,077	211,543
Sales and marketing	12,764	12,384
General and administrative	43,575	61,133
Loss on disposal of property and equipment	3,698	1,407
Change in fair value earnout liability	2,100	—
Total operating expenses	145,214	286,467
Loss from operations	(151,827)	(286,467)
Change in fair value of notes payable and warrant liabilities	72,459	6,344
Change in fair value of related party notes payable and related party warrant liabilities	384	—
Loss on settlement of notes payable	(183,528)	—
Loss on settlement of related party notes payable	(6,492)	—
Interest expense	(501)	(4,874)
Related party interest expense	(70)	(1,935)
Other expense, net	(298)	(7,851)
Loss before income taxes	(269,873)	(294,783)
Income tax provision	(28)	(9)
Net loss	$(269,901)	$(294,792)
Cost of Revenues

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Cost of revenues	$6,613	$—	$6,613	100%
On March 29, 2023, the Company announced the start of production of its first electric vehicle, the FF 91 Futurist and, on April 14, 2023, the Company’s first production FF 91 Futurist vehicle came off the line. However, the Company has not yet recognized any revenue to date. Accordingly, cost of revenues recognized during the six months ended June 30, 2023, in advance of recognizing any revenue, represent production costs that in accordance with GAAP cannot be capitalized in inventory as of June 30, 2023, including charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value.

Research and Development

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Research and development	$83,077	$211,543	$(128,466)	(61)%
The decrease in R&D expense was primarily due to the reduction in ED&T services of $119.3 million as the Company substantially completed R&D activities related to the FF 91 Futurist vehicle in 2022. Further, as the Company started production on March 29, 2023, during the six months ended June 30, 2023 certain costs were recognized as cost of sales and certain materials purchases were capitalized to inventory versus all being recognized as R&D expense during the six months ended June 30, 2022. In addition, there was a decrease in personnel and compensation expenses of $10.5 million due to a decrease in headcount as part of cost saving measures implemented by the Company in light of its financial position and the focus on achieving Start of Production; a decrease in professional services expenses of $6.4 million; and a decrease in equipment related expenses of $1.1 million; partially offset by an increase in depreciation expense of $6.7 million and an increase in stock-based compensation expense of $2.2 million.
Sales and Marketing

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Sales and marketing	$12,764	$12,384	$380	3%
The increase in sales and marketing expense is primarily due to the increase in professional services expenses of $1.0 million; an increase in stock-based compensation expense of $0.2 million; an increase in other miscellaneous expenses of $0.3 million; partially offset by a decrease in personnel and compensation expenses of $1.4 million due to a decrease in headcount as part of cost saving measures implemented by the Company in light of its financial position and the focus on achieving start of production.
General and Administrative

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
General and administrative	$43,575	$61,133	$(17,558)	(29)%
The decrease in general and administrative expense was primarily due to the decrease in personnel and compensation expenses of $11.4 million due to a decrease in headcount as part of cost saving measures implemented by the Company in light of its financial position and the focus on achieving start of production; a decrease in professional services expenses of $14.8 million due to the conclusion of the Special Committee investigation in 2022; a decrease in information technology related expenses of $0.8 million; partially offset by an increase in insurance expenses of $7.2 million due to increased premiums associated with a new D&O policy entered into in the third quarter of 2022; an increase in depreciation expense of $1.5 million; and an increase in stock-based compensation expense of $0.4 million.
Loss on Disposal of Property and Equipment

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Loss on disposal of property and equipment	$3,698	$1,407	$2,291	163%
The loss on disposal of property and equipment during the six months ended June 30, 2023 was primarily due to the write off of $3.7 million of certain construction in process assets that are not expected to be used as part of start of production.
Change in Fair Value of Earnout Liability

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Change in fair value of earnout liability	$2,100	$—	$2,100	100%
As of December 31, 2022, the Company reclassified the earnout shares from equity classification to liability classification as a result of the Company having insufficient authorized shares to share-settle the earnout, which was previously determined to be equity classified under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. As a result of the reclassification, the Company reclassified $2.2 million out of Additional paid-in capital into the Earnout liability. On February 28, 2023, upon shareholder approval to increase the Company’s authorized shares, the Company had sufficient authorized shares to fully settle all outstanding equity-linked financial instruments. Accordingly, the Company reclassified the fair value of the Earnout liability of $5.0 million into Additional paid-in capital. The $2.8 million increase in the Earnout liability from December 31, 2022 to February 28, 2023 was recognized as an expense in the Change in fair value of earnout liability during the three months ended March 31, 2023.
As of April 21, 2023, the Company had insufficient authorized shares to fully settle its equity-linked financial instruments in shares primarily due to the issuance of additional convertible notes and warrants between February 28, 2023 and April 21, 2023. As a result, on April 21, 2023, reclassified $2.1 million out of Additional paid-in capital into the Earnout liability. As of June 30, 2023, the fair value of the Earnout liability was $1.4 million. The $0.7 million decrease in the Earnout liability from April 21, 2023 to June 30, 2023 was recognized as a gain in the Change in fair value of earnout liability during the three months ended June 30, 2023.
Change in Fair Value of Notes Payable and Warrant Liabilities

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Change in fair value of notes payable and warrant liabilities	$72,459	$6,344	$66,115	1,042%
The increased change in the fair value of notes payable and warrant liabilities during the six months ended June 30, 2023 versus the comparative period is primarily due to notes payable and warrants that were measured at fair value in the comparative period in 2022 and were revalued during 2023 at predominantly lower fair values due to pricing inputs that use the market price of the Company’s Common Stock and debt discount rate which have experienced a decline. Additionally, during the six months ended June 30, 2022 the Company did not have material liability classified warrants with changes in fair value included in earnings. During the six months ended June 30, 2023, the Company recognized a gain in the Change in fair value of notes payable and warrant liabilities of approximately $46.5 million, specific to the change in fair value of the Company’s warrant liabilities.
Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Change in fair value of related party notes payable and related party warrant liabilities	$384	$—	$384	100%
The Company did not have any related party notes payable or warrants that were re-measured at fair value during the six months ended June 30, 2022. In May 2023, the Company issued the Unsecured SPA Notes to a related party. On June 30, 2023, the related party Unsecured SPA Notes and warrants were revalued at a lower fair value than at their issuance due to pricing inputs that use the market price of the Company’s Common Stock and debt discount rate which have experienced a decline.
Loss on Settlement of Notes Payable

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Loss on settlement of notes payable	$(183,528)	$—	$(183,528)	100%
The loss on settlement of notes payable during the six months ended June 30, 2023 is primarily due to a $167.8 million loss on settlement of SPA Notes in connection with their conversion into Class A Common Stock. The Company recognized a Loss on settlement of notes payable for the difference between the fair value of the debt and the fair value of the shares transferred and the losses are driven by shares issued to satisfy the SPA Notes Make-Whole Amount. In addition, the Company recognized during the six months ended June 30, 2023 an $11.4 million Loss on settlement of notes payable as a result of amendments to the Company’s Secured SPA Notes in May 2023 that were accounted for as extinguishments. These transactions did not occur in the prior period.

Loss on Settlement of Related Party Notes Payable

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Loss on settlement of related party notes payable	$(6,492)	$—	$(6,492)	100%
The Company did not have any related party notes payable that settled during the six months ended June 30, 2022. During May 2023, the Company issued the Unsecured SPA Notes to a related party. During the six months ended June 30, 2023, the related party converted Unsecured SPA Notes with principal balances of $12.0 million in exchange for 69,731,668 shares of the Company’s Class A Common Stock. The Company recognized during the six months ended June 30, 2023 a Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument. This transaction did not occur in the prior period.
Interest Expense

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Interest expense	$(501)	$(4,874)	$4,373	90%
The decrease in interest expense was primarily due to the Company’s repayment of $85.0 million of Ares notes payable principal and the conversion of $73.9 million of ATW NPA notes payable principal into the Company’s Class A Common Stock in the year ended December 31, 2022. The Company’s SPA Notes are carried at fair value and fluctuations in interest expense are included in the Change in fair value of notes payable.
Related Party Interest Expense

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Related party interest expense	$(70)	$(1,935)	$1,865	(96)%
The decrease in related party interest expense was due to an agreement, dated December 27, 2022, with Chongqing Leshi Small Loan Co., Ltd, a related party, according to which it was agreed that a portion of principal and all outstanding accrued interest was waived.
Other (Expense) Income, Net

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	Amount	%
Other (expense) income, net	$(298)	$(7,851)	$7,553	(96)%
The change in other (expense) income, net was primarily due to a decrease in foreign currency transaction losses resulting from the revaluation of transactions denominated in currencies other than U.S. Dollars that are remeasured at the end of each period.
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
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations and negative cash flows from operating activities, and has an accumulated deficit of $3,796.7 million and a cash balance of $17.9 million as of June 30, 2023. The Company expects to continue to generate significant operating losses for the foreseeable future. The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 9, Related Party Notes Payable and Note 8, Notes Payable), the sale of Common Stock, and the net proceeds received from the Business Combination and the PIPE Financing (see Note 1, Nature of Business and Organization and Basis of Presentation).
Further, FF needs substantial additional financing to start the third phase of the delivery plan, the “Full Co-Creation Delivery,” in which FF will deliver FF 91 vehicles to all spire users that are expected to have paid in full for an FF 91 vehicle at time of delivery, and to fund its other capital needs and is in discussions with additional potential investors to obtain such financing. As FF executes the three-phase delivery plan, it plans to continue to move vehicles into production and off-the-line with high quality and high product power. There is no assurance FF will be able to timely receive sufficient funding under existing or new financing commitments to produce and deliver the FF 91 Futurist on that timeline or at all or to fund its other capital needs. If unable to receive sufficient funding, FF will be required to obtain new financing commitments, which may not be available to it under reasonable commercial terms or at all. Further, even if FF receives sufficient funding, there cannot be any assurance that FF will be able to develop the manufacturing capabilities and processes, or secure reliable sources of component supply to meet the quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business.
The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments, which have exacerbated the supply chain and liquidity pressures on FF’s business. Additionally, certain investors under the Secured SPA or Unsecured SPA may not fund their commitments until the Company increases the number of authorized shares of its Class A Common Stock and registers the securities underlying the Secured SPA Warrants or Unsecured SPA Warrants and Secured SPA Notes and Unsecured SPA Notes in an effective registration statement. At a special meeting of the FFIE stockholders held on August 16, 2023, FFIE stockholders approved (among other proposals) a proposal authorizing the Board to effect a reverse stock split of the Company’s outstanding common stock at a range between 1-for-2 and 1-for-90 shares of outstanding common stock. The Company anticipates implementing the reverse stock split (which will result in an increase in available authorized shares of Common Stock) soon after the issuance of the unaudited Condensed Consolidated Financial Statements, at which time it will have sufficient authorized shares of Class A Common Stock to fulfill its obligation to issue shares upon exercise of all of the warrants and conversion of all of the notes issued or issuable under the Secured SPA or Unsecured SPA, and to pay interest Make-Whole Amounts in shares upon conversion of such notes.
There can be no assurance that FF will be able to satisfy the closing conditions under the Unsecured SPA or that FF will be able further to successfully obtain additional incremental convertible senior secured note purchasers under the Secured SPA or Unsecured SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including reducing spending, extending payment cycles and implementing other similar measures. If our ongoing capital raising efforts are unsuccessful or significantly delayed, or if we experience prolonged material adverse trends in our business, our production will be delayed or decreased, and our actual use of cash, production volume and revenue for 2023 will vary from our previously disclosed forecasts, and such variances may be material. While FF continues to be actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise additional capital on terms acceptable to it or at all. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Incremental capital needs beyond 2023 to fund development of the Company’s remaining product portfolio and other capital needs will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs. Apart from the FF 91 Futurist series, substantial additional capital will be required to fund operations, as well as, research, development, and design efforts for future vehicles.
Since August 14, 2022, pursuant to the Secured SPA and Unsecured SPA, the Company has obtained commitments from several investors totaling $462.9 million in convertible note financing and in committed forced warrant exercise proceeds, subject to certain conditions. A total of $292.2 million under these commitments has been funded to date ($256.5 million net of original discount and transaction costs). Of the remaining balance of $171.3 million, an amount of $5.0 million is committed and contingent upon delivery of the FF 91 Futurist to the first batch of bona fide customers, an amount of $15.0 million is expected to be funded within five business days after the satisfaction or waiver of certain conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes, and $6.5 million to be funded once certain terms are agreed by the Company and the investor. In addition, the Company had the right to force the exercise of the warrants underlying the Warrant Reserve for a total exercise price of $20.0 million in cash ($9.4 million was funded and $10.6 million was cancelled), upon the completion of certain milestones and conditions. The right to force exercise of the Warrant Reserve expired upon the holders exercising their warrants during 2023. $144.8 million is expected to be funded through installments after the satisfaction of the closing conditions for the Unsecured SPA. In 2023 to date, Senyun, RAAJJ and a purchaser affiliated with ATW Partners LLC exercised their respective options to purchase additional senior secured notes and the accompanying Secured SPA Warrants of the Company. The Company received aggregated gross proceeds of $38.0 million ($32.9 million net of original issuance discount) in exchange for such issuances.
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
On May 8, 2023, the Company entered into the Unsecured SPA with the Unsecured SPA Purchasers to issue and sell, subject to the satisfaction of certain closing conditions, $100.0 million aggregate principal amount of the Unsecured SPA Notes. On May 10, 2023 the Company received gross proceeds pursuant to the Unsecured SPA totaling $3.3 million ($3.0 million net of original issuance cost). The Unsecured SPA Purchasers committed to fund in eight subsequent closings fifteen days apart, subject to the satisfaction of certain closing conditions. In addition, any Unsecured SPA Purchaser may postpone or cancel any closing pursuant to the Unsecured SPA in its reasonable discretion if it reasonably determines, based on public information, that the first phase of the Company’s three-phase delivery plan as disclosed in public filings has not begun or will not begin prior to May 31, 2023 and/or the second phase of such delivery plan has not begun or will not begin prior to June 30, 2023, in each case within 15 calendar days of such deadline. On June 26, 2023, the Company entered into the First Unsecured SPA Amendment. The First Unsecured SPA Amendment amended and restated Section 2.1(a)(i) of the Unsecured SPA to provide that the Unsecured SPA Purchasers may, in their reasonable discretion, postpone or cancel any closing of their purchase of the Company’s unsecured convertible senior promissory notes pursuant to the Unsecured SPA if the Company has not issued a press release or other public announcement confirming that the second phase of the Company’s three phase delivery plan has begun on or prior to August 31, 2023, within 15 calendar days of such date. In addition, the Company is required to use its reasonable best efforts to hold a special stockholders meeting (which meeting occurred on August 16, 2023) to, among other things, obtain stockholder approval of transactions involving the notes and warrants of the Company issued or to be issued pursuant to the Unsecured SPA, including the issuance of any shares in excess of 19.99% of the issued and outstanding shares of the Company’s Common Stock in respect of such notes and warrants. See Note 8, Notes Payable, for more information regarding the Unsecured SPA.
Further, the Company is required to use its reasonable best efforts (i) to file, on or prior to May 31, 2023, a registration statement providing for the resale by the Unsecured SPA Purchasers of the reserved shares (the “First Registration Statement”); and (ii) to file, on or prior to the date that is 30 days following the Company’s receipt of stockholder approval (and the filing of an amendment to its charter to reflect such increase in authorized shares of Common Stock), a registration statement providing for the resale by the Unsecured SPA Purchasers of all the remaining shares issuable pursuant to the financing documents (the “Second Registration Statement” and, together with the First Registration Statement, the “Registration Statements”). The Company is also required to use reasonable best efforts (i) to cause the First Registration Statement to become effective within 90 days following the date of the Unsecured SPA; (ii) to cause the Second Registration Statement to become effective within 90 days following the Company’s filing thereof; and (iii) to keep each Registration Statement effective at all times until no Unsecured SPA Purchaser owns any Unsecured SPA Notes, Unsecured SPA Warrants, (each as defined below) or shares of Class A Common Stock issuable upon exercise or conversion thereof.
In connection with the Unsecured SPA, the Company entered into equity commitment letters with each of FF Global and the sole stockholder of V W Investment Holding Limited to support the obligations of the Unsecured SPA Purchasers under the Unsecured SPA subject to the limitations set forth therein (the “Equity Commitment Letters”). FF has received third party beneficiary rights in the Equity Commitment Letters to be able to compel the closing or seek damages subject to the limitations set forth therein. In the event of a breach by such investors of their obligations under their equity commitment letters with the Company, the Company may not be able to recover the damages caused by, or receive the funding due to, such breach.
On June 26, 2023, pursuant to the FFVV Joinder, FFVV agreed to purchase New Notes in installments of $5.0 million at each of the eight closing dates, and pursuant to the Senyun Joinder, Senyun agreed to purchase New Senyun Notes in an aggregate principal amount of up to $30.0 million in installments of $3.75 million at each of the eight closing dates (see Note 8, Notes Payable, for further discussion).
On June 16, 2023, the Company filed the Shelf Registration with the SEC, which was declared effective by the SEC on June 28, 2023. As a result, the Company may from time-to-time issue Class A Common Stock and/or warrants, up to an aggregate amount of $300.0 million in one or more offerings. The Shelf Registration provides an ability for the Company to raise additional capital through Class A common share and/or warrant issuances to both institutional and retail investors as it looks to raise additional financing to support production ramp-up.
Despite the possible access to liquidity resulting from the SEPA and the unfunded commitments from the Secured SPA and the Unsecured SPA, the Company projects that it will require additional funds in order to continue operations and support the ramp-up of production of the FF 91 Futurist to generate revenues to put the Company on a path to cash flow break-even. Incremental capital needs beyond 2023 to fund operations and the development of the Company’s remaining product portfolio and ramp up production will be highly dependent on the market success and profitability of the FF 91 Futurist and the Company’s ability to accurately estimate and control costs.
The Company is exploring various funding and financing alternatives to fund its ongoing operations and to ramp up production after start of production, including equipment leasing, construction financing of the FF ieFactory Hanford, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time.
The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials, other potential impact of the COVID-19 pandemic, and general macroeconomic conditions.
There can be no assurance that the Company will be successful in achieving its strategic plans, that the Company’s future funding raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all or that the Company will be able to satisfy the closing conditions under its financing agreements. If events or circumstances occur such that the Company does not meet its strategic plans, the Company will be required to reduce discretionary spending, alter or scale back vehicle development programs, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures. Any such events would have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives, and the Company will likely not be able to continue as a going concern.
As of June 30, 2023, the Company was in default on the Secured SPA Notes; however, the holders of such notes subsequently waived the default. The Company was in breach of its debt agreement with Chongqing Leshi Small Loan Co., Ltd., a related party, with an outstanding principal balance of $4.5 million. As a result of the default, the interest rate on the outstanding principal balance has increased to a rate of 18% per annum until the event of default is no longer applicable. As of December 31, 2022, the Company was in default on the Secured SPA Notes. However, during the three months ended March 31, 2023, the holders of such notes waived the default.
Material Cash Requirements
The Company's material cash requirements include the following contractual and other obligations:
As of June 30, 2023, the Company had outstanding $18.2 million in aggregate principal amount of notes payable to related parties, of which $3.8 million is due on demand, $4.5 million is scheduled to become due in the succeeding 12 months, and the remainder due in year 2029. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer. See Note 9, Related Party Notes Payable, in the unaudited Condensed Consolidated Financial Statements.
As of June 30, 2023, the Company had outstanding $107.8 million in aggregate principal amount of notes payable to third parties, of which $4.8 million is due on demand, $41.0 million is due in year 2025, $0.1 million is due in year 2026, and the remainder due in year 2029. See Note 8, Notes Payable, in the unaudited Condensed Consolidated Financial Statements.
As of June 30, 2023, the Company had operating and financing lease obligations (inclusive of interest) of $39.0 million, primarily related to its FF ieFactory California production facility, corporate office, store, equipment, and vehicle lease agreements, of which approximately $8.5 million in payments are scheduled to become due in the succeeding 12 months.
We have purchase commitments under legally enforceable agreements for goods and services, including purchases of inventory, tooling, machinery and equipment, and items to be used in research and development activities, with defined terms as to quantity, price and timing of delivery.
Sources of Liquidity
As of June 30, 2023, the Company’s principal source of liquidity was cash on hand totaling $17.9 million, which was held for working capital and general corporate purposes.

Cash Flow Analysis
Presented below is a summary of FF’s cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in)
Operating activities	$(160,708)	$(235,104)
Investing activities	(25,852)	(90,234)
Financing activities	181,838	(85,840)
Effect of exchange rate changes on cash and restricted cash	5,604	2,235
Operating Activities
FF continues to experience negative cash flows from operations as FF designs and develops its vehicles and builds its infrastructure both in the U.S. and China. FF’s cash flows from operating activities are significantly affected by FF’s cash investments to support the growth of FF’s business in areas such as research and development associated with FF’s electric vehicles, corporate planning, and general and administrative functions. FF’s operating cash flows are also affected by its working capital needs to support growth and fluctuations in personnel-related expenditures, accounts payable, accrued interest, other current liabilities, deposits, and other current assets.
Net cash used in operating activities was $160.7 million for the six months ended June 30, 2023 which were primarily related to ED&T services, compensation and benefits, and other professional services associated with research and development activities performed. The largest components of FF’s cash used by operating activities during the six months ended June 30, 2023, were $83.1 million for research and development expenses, $55.0 million for wages and compensation related expenses, and $22.6 million for professional services.
Net cash used in operating activities was $235.1 million for the six months ended June 30, 2022 which were primarily related to ED&T services, compensation and benefits, and other professional services associated with research and development activities performed. The largest components of FF’s cash used by operating activities during the six months ended June 30, 2022, were $131.3 million for research and development expenses, $62.2 million for wages and compensation related expenses, and $35.2 million for professional services.
Investing Activities
Net cash used in investing activities was $25.9 million and $90.2 million for the six months ended June 30, 2023 and 2022, respectively, and is related to the acquisition of fixed assets.
Financing Activities
For the six months ended June 30, 2023, net cash provided by financing activities was $181.8 million. For the six months ended June 30, 2022, net cash used in financing activities was $85.8 million.
Net cash provided by financing activities during the six months ended June 30, 2023, primarily consists of $180.6 million in proceeds from notes payable, net of original issue discount, and $4.1 million in proceeds from the exercise of warrants, partially offset by the payment of $2.2 million in debt issuance costs and $0.7 million in payments of finance lease obligations.
Net cash used in financing activities during the six months ended June 30, 2022 primarily consists of $87.3 million in repayment of notes payable, including liquidation premiums, and $0.9 million in payments of finance lease obligations, partially offset by $2.4 million in proceeds from exercise of stock options.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The exchange rates effect on cash and restricted cash was $5.6 million and $2.2 million for the six months ended June 30, 2023 and 2022, respectively. The effects of exchange rate changes on cash and restricted cash result from fluctuations on the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Renminbi. Fluctuations in exchange rates against the U.S. Dollar may positively or negatively affect FF’s operating results.
Off-Balance Sheet Arrangements

The Company did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, the Company did not have any off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.
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
Actual results may differ from these estimates under different assumptions or conditions. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by FF’s management. To the extent that there are material differences between these estimates and actual results, future financial statement presentation, financial condition, results of operations, and cash flows will be affected. Given the global economic climate, estimates are subject to additional volatility.
Critical accounting estimates are defined as estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. For a description of the Company’s critical accounting estimates, refer to the section titled “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K/A. As of the date of this report, there have been no changes to our critical accounting estimates described in the Form 10-K/A that have had a material impact on our unaudited Condensed Consolidated Financial Statements and related footnotes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pursuant to Item 305(e) of Regulation S-K, FF is not required to provide the information required by this Item as it is a “smaller reporting company.”
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
FF’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that FF files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its CEO and Interim CFO, as appropriate to allow timely decisions regarding required disclosure.
Based on an evaluation of FF’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act), FF’s Global CEO and Chief Accounting Officer and Interim CFO (its principal executive officer and principal financial and accounting officer, respectively) have concluded that FF’s disclosure controls and procedures were not effective as of June 30, 2023, due to the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
FF identified material weaknesses in FF’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual Condensed Consolidated Financial Statements or interim unaudited Condensed Consolidated Financial Statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
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
These material weaknesses contributed to the following additional material weaknesses:
•FF did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of GAAP to such transactions. Specifically, FF did not design and maintain controls to timely identify and account for convertible notes under the fair value option, warrant liabilities, embedded derivatives related to convertible notes, impute interest on related party notes payable with interest rates below market rates, account for failed sale leaseback transactions, and account for warrant instruments.
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
These material weaknesses resulted in adjustments primarily related to expense cut-off and the associated accounts including operating expenses, accounts payable and accruals, property and equipment, convertible notes payable and interest expense and related financial disclosures, which were recorded as of and for the year ended December 31, 2019. These material weaknesses also resulted in adjustments primarily related to the extinguishment of a noncontrolling interest, accounts payable, vendor payables in trust and adjustments to the statement of cash flows which were recorded as of and for the year ended December 31, 2019 as well as disclosure errors related to the anti-dilutive shares excluded from the calculation of diluted net loss per share, deferred tax assets and related valuation allowance, accrued interest for certain notes payable, and the fair value of the Vendor Trust as of December 31, 2019. Refer to Note 3 to FF’s Condensed Consolidated Financial Statements for the year ended December 31, 2020, included in its Registration Statement on Form S-4 (File Number 333-255027), initially filed with the SEC on April 5, 2021 as amended. Additionally, the material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements as disclosed in Note 2 to PSAC’s Condensed Consolidated Financial Statements for the year ended December 31, 2020 within PSAC’s Annual Report on Form 10-K/A, of the entity acquired as part of the July 21, 2021 merger agreement related to warrant liabilities and equity. Finally, these material weaknesses resulted in the restatement of the Company’s previously filed financial statements as of and for the year ended December 31, 2022 and for the quarterly periods ended March 31, 2023 and September 30, 2022 (see Note 2, Restatement, to the Form 10-K/A).
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
•FF appointed Ms. Becky Roof as Interim CFO and engaged an affiliate of AlixPartners LLP to accelerate implementation of Special Committee recommendations including, but not limited to remediation of the material weaknesses in internal control over financial reporting. On October 12, 2022, Ms. Roof resigned from FF upon the successful completion of key milestones in FF’s reporting and fundraising activities, on October 22, 2022, the Company appointed Ms. Yun Han as Chief Accounting Officer and Interim CFO, effective as of October 25, 2022, on July 5, 2023, Ms. Han resigned from her positions as Interim CFO, principal financial officer and principal accounting officer (but will continue in her role as Chief Accounting Officer), and on July 11, 2023, the Board appointed Jonathan Maroko as Interim CFO, principal financial officer and principal accounting officer effective as of July 24, 2023. Ms. Maroko’s responsibilities include, but are not limited to, the remediation of the material weaknesses in internal control over financial reporting;
•FF implemented enhanced controls around FF’s related party transactions, including regular attestations;
•FF removed Mr. Yueting Jia, FF’s founder, as an executive officer, although he continued in his position as Chief Product and User Ecosystem Officer of FFIE, reporting to the Chairperson with his role limited to focusing on (a) product and mobility ecosystem and (b) I.A.I., and advanced R&D technology (however, as of February 26, 2023, this remedial measure is no longer being implemented as further discussed below);
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
•requiring the Board, or a designated committee of the Board, to approve the signing of financing agreements, the hiring, promoting or terminating vice presidents of the Company and above (including additional Section 16 officers), and the adopting of Company-wide compensation policies;
•hiring of a Compliance Officer with the title of Deputy General Counsel (hired in March 2023), who will report on a dotted line to the Chair of the Audit committee; and
•engaging an external consulting firm in April 2023 to work in the capacity of an internal audit function who will report on a dotted line to the Chair of the Audit Committee.
In addition to the above actions and in view of the governance changes that the Company implemented pursuant to the Heads of Agreement and Amended Shareholder Agreement and otherwise, FF expects to engage in additional activities, including, but not limited to:
•continuing to hire key finance and accounting personnel as FF scales and until FF has sufficient technical accounting resources, combined with engaging external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP and to assist us with documenting and assessing our accounting policies and procedures;
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
Changes in Internal Control Over Financial Reporting
Other than as described in the preceding paragraphs, there have been no changes in internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, FF’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. Other than disclosed under Note 10, Commitments and Contingencies, to FF’s unaudited Condensed Consolidated Financial Statements included in this Report, we are not presently party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits	Incorporation by Reference

3.1	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Faraday Future Intelligent	Exhibit 3.1 to the Current Report on Form 8-K filed on March 3, 2023
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, dated June 16, 2023.	Exhibit 3.1 to the Current Report on Form 8-K filed on June 16, 2023
3.3	Amended and Restated Bylaws of Faraday Futures Intelligent Electric Inc. (effective as of June 12, 2023).	Exhibit 3.2 to the Current Report on Form 8-K filed on June 16, 2023
4.1	Form of Common Stock Purchase Warrant	Exhibit 4.1 to the Current Report on Form 8-K filed on May 10, 2023
4.2	Form of FF Vitality Ventures Common Stock Purchase Warrant.	Exhibit 4.1 to the Current Report on Form 8-K filed on June 27, 2023
4.3	Form of Senyun International Ltd. Common Stock Purchase Warrant.	Exhibit 4.2 to the Current Report on Form 8-K filed on June 27, 2023
10.1	Amendment No. 8 to Securities Purchase Agreement, dated May 8, 2023, by and between Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 10, 2023
10.2	Amendment to ATW Notes and Warrants, dated as of May 9, 2023, by and among Faraday Future Intelligent Electric Inc., FF Simplicity Ventures LLC and FF Prosperity Ventures LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 10, 2023
10.3	Securities Purchase Agreement, dated as of May 8, 2023, among Faraday Future Intelligent Electric Inc. and the purchasers from time to time party thereto.	Exhibit 10.3 to the Current Report on Form 8-K filed on May 10, 2023
10.4	Form of Unsecured Convertible Senior Promissory Note.	Exhibit 10.4 to the Current Report on Form 8-K filed on May 10, 2023
10.5	Equity Commitment Letter, dated as of May 8, 2023, by and among FF Global Partners Investment LLC, Metaverse Horizon Limited and Faraday Future Intelligent Electric Inc.	Exhibit 10.5 to the Current Report on Form 8-K filed on May 10, 2023
10.6	Equity Commitment Letter, dated as of May 8, 2023, by and among V W Investment Holding Limited, Lijun Jin and Faraday Future Intelligent Electric Inc.	Exhibit 10.6 to the Current Report on Form 8-K filed on May 10, 2023
10.7	Purchase Agreement, dated June 16, 2023, by and between the Company and Xuefeng Chen.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2023
10.8	Amendment No. 1 to Securities Purchase Agreement, dated as of June 26, 2023, among Faraday Future Intelligent Electric Inc. and the Unsecured SPA Purchasers party thereto.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 27, 2023
10.9	Joinder and Amendment Agreement, dated as of June 26, 2023, among Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on June 27, 2023
10.10	Second Joinder and Amendment Agreement, dated as of June 26, 2023, among Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.3 to the Current Report on Form 8-K filed on June 27, 2023
10.11	Form of FF Vitality Ventures LLC Unsecured Convertible Senior Promissory Note.	Exhibit 10.4 to the Current Report on Form 8-K filed on June 27, 2023
10.12	Form of Senyun International Ltd. Unsecured Convertible Senior Promissory Note.	Exhibit 10.5 to the Current Report on Form 8-K filed on June 27, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the unaudited Condensed Consolidated Financial Statements and accompanying notes to unaudited Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
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