Form 10-Q
period 2023-09-30
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2023-11-13
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number: 001-39395
Faraday Future Intelligent Electric Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-4720320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18455 S. Figueroa Street, Gardena, CA	90248
(Address of Principal Executive Offices)	(Zip Code)
(424) 276-7616
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FFIE	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $920.00 per share	FFIEW	The Nasdaq Stock Market LLC

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

The registrant had outstanding 56,616,338 shares of Class A common stock and 800,008 shares of Class B common stock as of November 9, 2023.

Faraday Future Intelligent Electric Inc.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Faraday Future Intelligent Electric Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022

Assets
Current assets
Cash	$6,714	$16,968
Restricted cash	1,853	1,546
Inventory	35,215	4,457
Deposits	62,556	44,066
Other current assets	20,963	17,489
Total current assets	127,301	84,526
Property and equipment, net	416,514	406,320
Finance lease right-of-use assets	12,090	12,362
Operating lease right-of-use assets	17,370	19,588
Other non-current assets	6,252	6,492
Total assets	$579,527	$529,288
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$101,857	$91,603
Accrued expenses and other current liabilities	68,446	65,709
Warrant liabilities	1,613	92,781
Related party warrant liabilities	117	—
Accrued interest	25	189
Related party accrued interest	139	—
Operating lease liabilities, current portion	3,755	2,538
Finance lease liabilities, current portion	1,442	1,364
Related party notes payable, current portion	8,830	8,964
Notes payable, current portion	4,929	5,097
Total current liabilities	191,153	268,245
Finance lease liabilities, less current portion	5,475	6,570
Operating lease liabilities, less current portion	14,868	18,044
Other liabilities	10,783	9,429
Related party notes payable, less current portion	2,945	—
Notes payable, less current portion	92,500	26,008
Total liabilities	317,724	328,296
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 147,875,000 and 71,312,500 shares authorized; 31,764,093 and 7,041,828 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	1
Class B Common Stock, $0.0001 par value; 6,562,500 shares authorized; 800,008 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	4,128,990	3,724,241
Accumulated other comprehensive income	7,512	3,505
Accumulated deficit	(3,874,702)	(3,526,755)
Total stockholders’ equity	261,803	200,992
Total liabilities and stockholders’ equity	$579,527	$529,288
    See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Auto sales	$551	$—	$551	$—
Cost of revenues
Auto sales	16,131	—	22,744	—
Gross loss	(15,580)	—	(22,193)	—
Operating expenses
Research and development	21,593	47,582	104,670	259,741
Sales and marketing	5,318	3,823	18,082	16,207
General and administrative	24,023	28,551	67,598	89,069
Loss on disposal of property and equipment	—	—	3,698	1,407
Change in fair value of earnout liability	(67)	—	2,033	—
Total operating expenses	50,867	79,956	196,081	366,424
Loss from operations	(66,447)	(79,956)	(218,274)	(366,424)
Change in fair value of notes payable and warrant liabilities	17,571	(1,764)	90,030	4,580
Change in fair value of related party notes payable and related party warrant liabilities	4,726	—	5,110	—
Loss on settlement of notes payable	(21,357)	(30,454)	(204,885)	(30,454)
Loss on settlement of related party notes payable	(10,756)	—	(17,248)	—
Interest expense	(90)	(245)	(591)	(5,119)
Related party interest expense	(69)	(996)	(139)	(2,931)
Other expense, net	(1,624)	(6,457)	(1,922)	(14,307)
Loss before income taxes	(78,046)	(119,872)	(347,919)	(414,655)
Income tax provision	—	—	(28)	(9)
Net loss	$(78,046)	$(119,872)	$(347,947)	$(414,664)

Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(3.78)	$(27.67)	$(23.28)	$(100.26)
Diluted	(3.78)	(27.67)	(23.28)	(100.26)
Weighted average shares used in computing net loss per share of Class A and B Common Stock:
Basic	20,647,430	4,332,194	14,944,452	4,135,984
Diluted	20,647,430	4,332,194	14,944,452	4,135,984

Total comprehensive loss
Net loss	$(78,046)	$(119,872)	$(347,947)	$(414,664)
Foreign currency translation adjustment	(1,560)	9,864	4,007	13,548
Total comprehensive loss	$(79,606)	$(110,008)	$(343,940)	$(401,116)
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	17,796,893	$2	800,008	$—	$4,065,282	$9,072	$(3,796,656)	$277,700
Conversion of notes payable and accrued interest into Class A Common Stock (Note 7)	12,182,048	1	—	—	51,906	—	—	51,907
Reclassification of August 25, 2023 earnout shares liability to equity due to authorized share increase	—	—	—	—	1,381	—	—	1,381
Reclassification of August 25, 2023 stock-based awards liability to equity due to authorized share increase	—	—	—	—	2,043	—	—	2,043
Issuance of Common Stock	1,617,500	—	—	—	8,520	—	—	8,520
Reverse Stock split related round up share issuances	163,885	—	—	—		—	—	—
Stock-based compensation	—	—	—	—	216	—	—	216
Issuance of shares for RSU vesting net of tax withholdings	3,767	—	—	—	(358)	—	—	(358)
Foreign currency translation adjustment	—	—	—	—	—	(1,560)	—	(1,560)
Net loss	—	—	—	—	—	—	(78,046)	(78,046)
Balance as of September 30, 2023	31,764,093	$3	800,008	$—	$4,128,990	$7,512	$(3,874,702)	$261,803
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	7,041,828	$1	800,008	$—	$3,724,241	$3,505	$(3,526,755)	$200,992
Conversion of notes payable and accrued interest into Class A Common Stock (Note 7)	22,271,914	2	—	—	335,013	—	—	335,015
Change in classification of warrants from Additional paid-in capital to liability pursuant to the Warrant Exchange (Note 7)	—	—	—	—	(6,811)	—	—	(6,811)
Reclassification of February 28, 2023 earnout shares liability to equity due to authorized share increase (Note 10)	—	—	—	—	5,014	—	—	5,014
Reclassification of February 28, 2023 stock-based awards liability to equity due to authorized share increase (Note 10)	—	—	—	—	8,978	—	—	8,978
Reclassification of earnout shares from equity to liability on April 21, 2023 due to insufficient authorized shares (Note 10)	—	—	—	—	(2,112)	—	—	(2,112)
Reclassification of stock-based awards from equity to liability on April 21, 2023 due to insufficient authorized shares (Note 10)	—	—	—	—	(2,979)	—	—	(2,979)
Reclassification of August 25, 2023 earnout shares liability to equity due to authorized share increase	—	—	—	—	1,381	—	—	1,381
Reclassification of August 25, 2023 stock-based awards liability to equity due to authorized share increase	—	—	—	—	2,043	—	—	2,043
Issuance of Common Stock	1,617,500	—	—	—	8,520	—	—	8,520
Reverse Stock split related round up share issuances	163,885	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,840	—	—	4,840
Exercise of warrants	639,109	—	—	—	51,276	—	—	51,276
Exercise of stock options	619	—	—	—	44	—	—	44
Issuance of shares for RSU vesting net of tax withholdings	32,330	—	—	—	(458)	—	—	(458)
Cancellations	(3,092)	—	—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	—	4,007	—	4,007
Net loss		—	—	—	—	—	(347,947)	(347,947)
Balance as of September 30, 2023	31,764,093	$3	800,008	$—	$4,128,990	$7,512	$(3,874,702)	$261,803
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statement of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Commitment to Issue Class A Common Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	—	$32,900	2,981,794	$—	800,008	$—	$3,491,071	$(3,261)	$(3,219,308)	$268,502
Issuance of shares pursuant to the commitment to issue Class A and Class B Common Stock	—	—	253,309	—	—	—	—	—	—	—
Transfer of private warrants to unaffiliated parties	—	—	—	—	—	—	186	—	—	186
Amendment of ATW NPA Warrants (Note 13)	—	—	—	—	—	—	1,238	—	—	1,238
Issuance pursuant to commitment to issue registered shares	—	(32,900)	29,844	—	—	—	32,900	—	—	32,900
Conversion of notes payable into Class A Common Stock	—	—	810,549	—	—	—	84,780	—	—	84,780
Stock-based compensation	—	—	—	—	—	—	2,670	—	—	2,670
Exercise of stock options	—	—	39,217	—	—	—	7,181	—	—	7,181
Repurchase of Common Stock	—	—	(1,210)	—	—	—	(767)	—	—	(767)
Receipt of Class A Common Stock in consideration of exercises of options	—	—	(3,899)	—	—	—	(669)	—	—	(669)
Exercise of warrants	—	—	212,828	—	—	—	1,728	—	—	1,728
Foreign currency translation adjustment	—	—	—	—	—	—	—	9,864	—	9,864
Net loss	—	—	—	—	—	—	—	—	(119,872)	(119,872)
Balance as of September 30, 2022	—	$—	4,322,432	$—	800,008	$—	$3,620,318	$6,603	$(3,339,180)	$287,741
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statement of Commitment to Issue Class A Common Stock and Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Commitment to Issue Class A Common Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	2,108,667	$—	—	$—	$3,482,243	$(6,945)	$(2,907,644)	$567,654
Reclassification of obligation to issue registered shares of Class A Common Stock upon adoption of ASU 2020-06	—	32,900	—	—	—	—	—	—	(20,265)	(20,265)
Transfer of private warrants to unaffiliated parties	—	—	—	—	—	—	186	—	—	186
Amended Exercise price of ATW NPA warrants (Note 13)	—	—	—	—	—	—	1,238	—	—	1,238
Reclassification of deferred gain upon adoption of ASC 842	—	—	—	—	—	—	—	—	3,393	3,393
Issuance of shares pursuant to the commitment to issue Class A and Class B Common Stock	—	—	1,114,402	—	800,008	—	—	—	—	—
Issuance pursuant to commitment to issue registered shares	—	(32,900)	29,844	—	—	—	32,900	—	—	32,900
Conversion of notes payable into Class A Common Stock	—	—	810,549	—	—	—	84,780	—	—	84,780
Stock-based compensation	—	—	—	—	—	—	9,144	—	—	9,144
Exercise of stock options	—	—	51,251	—	—	—	9,535	—	—	9,535
Repurchase of Common Stock	—	—	(1,210)	—	—	—	(767)	—	—	(767)
Receipt of Class A Common Stock in consideration of exercises of options	—	—	(3,899)	—	—	—	(669)	—	—	(669)
Exercise of warrants	—	—	212,828	—	—	—	1,728	—	—	1,728
Foreign currency translation adjustment	—	—	—	—	—	—	—	13,548	—	13,548
Net loss	—	—	—	—	—	—	—	—	(414,664)	(414,664)
Balance as of September 30, 2022	—	$—	4,322,432	$—	800,008	$—	$3,620,318	$6,603	$(3,339,180)	$287,741
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(347,947)	$(414,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	27,673	2,532
Stock-based compensation	8,906	9,144
Loss on disposal of property and equipment	3,698	1,407
Non-cash change in fair value of related party notes payable and related party warrant liabilities	(5,110)	—
Non-cash change in fair value of notes payable and warrant liabilities	(90,461)	(4,580)
Change in fair value of earnout liability	1,381	—
Change in operating lease right-of-use assets	2,491	2,265
Loss on foreign exchange	218	2,484
Loss on write-off of vendor deposits, net	408	2,992
Non-cash interest expense	—	8,050
Loss on settlement of notes payable	204,885	30,454
Loss on settlement of related party notes payable	17,248	—
Other	1,008	324
Changes in operating assets and liabilities:
Deposits	(19,237)	13,364
Inventory	(30,758)	—
Other current and non-current assets	(3,415)	(10,656)
Accounts payable	13,838	27,467
Accrued payroll and benefits	—	9,372
Accrued expenses and other current liabilities	(23,332)	(21,117)
Operating lease liabilities	(1,838)	(1,226)
Accrued interest expense	(26)	(12,721)
Net cash used in operating activities	(240,370)	(355,109)
Cash flows from investing activities
Payments for property and equipment	(10,846)	(112,099)
Net cash used in investing activities	(10,846)	(112,099)
Cash flows from financing activities
Proceeds from related party notes payable, net of original issuance discount	19,782	—
Proceeds from notes payable, net of original issuance discount	208,650	40,050
Proceeds from the sale of Common Stock, net of issuance costs	8,520	—
Proceeds from exercise of warrants	4,074	1,728
Payments of notes payable	—	(87,258)
Payment of notes payable issuance costs	(2,489)	(2,813)
Payments of finance lease obligations	(1,016)	(1,410)
Repurchase of Common Stock	—	(767)
Proceeds from exercise of stock options	44	9,535
Net cash provided by (used in) financing activities	237,565	(40,935)
Effect of exchange rate changes on cash and restricted cash	3,704	11,594
Net decrease in cash and restricted cash	(9,947)	(496,549)
Cash and restricted cash, beginning of period	18,514	530,477
Cash and restricted cash, end of period	$8,567	$33,928

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

The following table provides a reconciliation of cash and restricted cash reported within the Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2023	December 31, 2022
Cash and restricted cash
Cash	$6,714	$16,968
Restricted cash	1,853	1,546
Total cash and restricted cash	$8,567	$18,514

	Nine Months Ended September 30,
	2023	2022

Supplemental disclosure of noncash investing and financing activities
Reclassification of February 28, 2023 stock-based awards liability to equity due to authorized share increase	$8,978	$—
Reclassification of February 28, 2023 earnout shares liability to equity due to authorized share increase	5,014	—
Reclassification of earnout shares from equity to liability on April 21, 2023 due to insufficient authorized shares	2,112	—
Reclassification of stock-based awards from equity to liability on April 21, 2023 due to insufficient authorized shares	2,979	—
Reclassification of August 25, 2023 earnout shares liability to equity due to authorized share increase	1,381	—
Reclassification of August 25, 2023 stock-based awards liability to equity due to authorized share increase	2,043	—
Conversion of related party notes payable and related party accrued interest into Class A Common Stock	11,254	—
Conversion of notes payable and accrued interest into Class A Common Stock	114,073	—
Recognition of operating right of use assets and lease liabilities upon adoption of ASC 842 and for new leases entered into in 2022	—	11,906
Additions of property and equipment included in accounts payable and accrued expenses	—	12,056
Issuance of Secured SPA Warrants	34,257	—
Issuance pursuant to commitment to issue registered shares	—	32,900
Receipt of class A common stock in consideration of exercises of options	—	669
Transfer of private warrants to unaffiliated parties	—	186
Conversion of convertible note to equity	—	84,780
Acquisitions of property and equipment included in accounts payable	34,124	—
Issuance of Secured SPA Notes pursuant to the Exchange Agreement (Note 7)	16,500	—
Change in classification of warrants from Additional paid-in capital to liability pursuant to the Warrant Exchange (Note 7)	6,811	—
Reduction in outstanding warrants pursuant to the Exchange Agreement (Note 7)	(16,506)	—

Supplemental disclosure of cash flow information
Cash paid for interest	465	12,721
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
Concurrently with the execution of the Merger Agreement, the Company entered into separate subscription agreements with a number of investors (“PIPE Investors”) pursuant to which, on the Closing Date, the PIPE Investors purchased, and the Company issued, an aggregate of 951,750 shares of Class A Common Stock (as defined below in this Note), for a purchase price of $800.00 per share with an aggregate purchase price of $761.4 million (“PIPE Financing”). Shares sold and issued in the PIPE Financing included registration rights. The closing of the private placement occurred immediately prior to the Closing Date.
The Company operates in a single operating segment and designs and engineers next-generation, intelligent, electric vehicles. The Company manufactures vehicles at its production facility in Hanford, California (“FF ieFactory California”) and has additional engineering, sales, and operations capabilities in China. The Company has created innovations in technology, products, and a user-centered business model that are being incorporated into its planned electric vehicle platform.
Principles of Consolidation and Basis of Presentation
The Condensed Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. They include the accounts of the Company, its wholly-owned subsidiaries and all other entities in which the Company has a controlling financial interest, including the accounts of any Variable Interest Entity (“VIE”) in which the Company has a controlling financial interest and for which it is the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
These Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual audited financial statements prepared in accordance with GAAP and should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2022, included in the Company’s Form 10-K/A filed with the SEC on August 21, 2023 (“Form 10-K/A”). Accordingly, the Condensed Consolidated Balance Sheet as of December 31, 2022, has been derived from the Company’s annual audited Consolidated Financial Statements but does not contain all of the footnote disclosures from the annual financial statements. The Company believes that the disclosures included in this Form 10-Q are adequate to make the information presented not misleading.
In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position, its results of operations, and cash flows for the periods presented. The accounting policies used in the preparation of these Condensed Consolidated Financial Statements are the same as those disclosed in the audited Consolidated Financial Statements for the year ended December 31, 2022, included in the Form 10-K/A, except as described below.
Our annual reporting period is the calendar year. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions, which affect the reported amounts in the financial statements.
Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis management evaluates its estimates, including those related to the: (i) valuation of equity securities including warrants; (ii) recognition and disclosure of contingent liabilities, including litigation reserves; and (iii) fair value of related party notes payable and notes payable. Such estimates often require the selection of appropriate valuation methodologies and financial models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions, financial inputs, or circumstances.
Given the global economic climate, estimates are subject to additional volatility. As of the date the Company’s Condensed Consolidated Financial Statements were issued, the Company is not aware of any specific event or circumstance that would require it to update its estimates or judgments or to revise the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained. Actual results could differ from these estimates and any such differences may have a material impact on the Company’s Condensed Consolidated Financial Statements.
Revenue Recognition

Automotive sales revenue was $0.6 million for the three and nine months ended September 30, 2023. Services and other revenue was immaterial for the three and nine months ended September 30, 2023.

Automotive Sales Revenue

We began the production of our first vehicle the FF 91 Futurist (the “FF 91,” “FF 91 Futurist”, or “FF 91 2.0 Futurist Alliance”) in March 2023 and started making deliveries to customers in August 2023.

Automotive sales revenue includes revenues related to deliveries of new vehicles, and specific other features and services including home charger, charger installation, twenty-four-seven roadside assistance, over-the-air (“OTA”) software updates, internet connectivity and destination fees.

We recognize revenue on automotive sales upon delivery to the customer, which is when control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business and as indicated in the sales contract. OTA software updates are provisioned upon transfer of control of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the good or service, third-party pricing of similar options and other information that may be available. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of our performance obligations. Our vehicle contracts do not contain a significant financing component.

Revenue from immaterial promises will be combined with the vehicle performance obligation and recognized when the product has been transferred. We accrue costs to transfer these immaterial goods and services regardless of whether they have been transferred.

The Company provides its customers with a residual value guarantee which may or may not be exercised in the future. The impact of such residual value guarantees was immaterial to the Company’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023.

We have entered into and may continue to enter into co-creator consulting agreements with our customers under which customers share feedback, driving data, ideas, experiences with our engineers, social media posts and other promotions in exchange for specified fees. We consider these arrangements consideration payable to a customer. The consideration paid to the customer relates to marketing and research and development services that are distinct and could be purchased by the Company from a separate third-party. We perform an analysis in which we maximize the use of observable market inputs to

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
ascribe a fair value to these services and record the fair value of these services to sales and marketing expense or research and development expense, as applicable. Any consideration payable to a customer that is above the fair value of the distinct services being provided is treated as a reduction of revenue.

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
Customer deposits were $3.3 million and $3.4 million as of September 30, 2023 and December 31, 2022, respectively. When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to the transfer of products or services by the Company. Such advance payments are considered non-refundable, and the Company defers revenue related to any products or services that are not yet transferred.
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Deferred revenue related to products and services was immaterial as of September 30, 2023, and December 31, 2022.

Warranties
We provide a manufacturer’s warranty on all vehicles sold. The warranty covers the rectification of reported defects via repair, replacement, or adjustment of faulty parts or components. The warranty does not cover any item where failure is due to normal wear and tear. This assurance-type warranty does not create a performance obligation separate from the vehicle. Management tracks warranty claims by vehicle ID, owner, and date. As we continue to manufacture and sell more vehicles we will reassess and evaluate our warranty claims for purposes of our warranty accrual.

(in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Accrued warranty- beginning of period	$—	$—
Provision for warranty	262	262
Warranty costs incurred	(12)	(12)
Accrued warranty- end of period	$250	$250
Cost of Revenue
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense.
Cost of services and other revenue includes costs associated with providing non-warranty after-sales services, costs for retail merchandise, and costs to provide vehicle insurance. Cost of services and other revenue also includes direct parts and material. Cost of services and other revenue was immaterial for the three and nine months ended September 30, 2023.
Inventory and Inventory Valuation
Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work in progress, and finished goods. The Company primarily computes cost using standard cost, which approximates cost on the first-in, first-out basis. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company assesses the valuation of inventory and periodically adjusts its value for estimated excess and obsolete inventory based upon expectations of future demand and market conditions, as well as damaged or otherwise impaired goods.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the assets

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
lives, are charged to operating expense as incurred. Upon sale or disposition, the cost and related accumulated depreciation or amortization are removed from the Condensed Consolidated Balance Sheets and any gain or loss is included in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

Construction in progress (“CIP”) consists of the construction activities related to the FF ieFactory California plant and tooling, machinery and equipment being built to serve the manufacturing of production vehicles. These assets are capitalized and depreciated once put into service.
The amounts capitalized in CIP that are held at vendor sites relate to the completed portion of work-in-progress of tooling, machinery and equipment built based on the Company’s specific needs. The Company may incur storage fees or interest fees related to CIP which are expensed as incurred. CIP is presented within Property and Equipment, net on the Condensed Consolidated Balance Sheets.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, consisting primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset groups) may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to the assets carrying values. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Assets classified as held for sale are also assessed for impairment and such amounts are determined at the lower of the carrying amount or fair value, less costs to sell the asset. No impairment charges were recorded during the three and nine months ended September 30, 2023 and 2022.
Stock-Based Compensation
Effective January 1, 2023, stock-based compensation expense is reduced for forfeitures only when they occur. This change of accounting policy resulted in the recognition of a cumulative increase of prior stock-based compensation expenses totaling $1.8 million, which was recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2023.
Income Tax
The income tax provision (benefit) recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022 was immaterial. The difference in the Company’s effective tax rate from the federal statutory rate of 21% is primarily due to full domestic and international valuation allowances. The Company records a full valuation allowance to reflect limited benefits for income taxes in jurisdictions that historically reported losses and a provision for income taxes in jurisdictions that are profitable. The income tax provision for each period was the combined calculated tax expenses/benefits for various jurisdictions.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company is subject to taxation and files income tax returns with the U.S. federal government, the state of California and China. The Company’s income tax returns are open to examination by the relevant tax authorities until the expiration of the applicable statute of limitations, which is generally three years after the filing of the tax return. As of September 30, 2023, the Company is not under any tax audits on its income tax returns. All of the Company’s prior year tax returns, from 2016 through 2021, are open under Chinese tax law.
The Company did not accrue any interest or penalties related to the Company's unrecognized tax benefits as of September 30, 2023 and 2022, as the uncertain tax benefits only reduced the net operating losses. The Company does not expect the uncertain tax benefits to have a material impact on its Condensed Consolidated Financial Statements within the next twelve months.
Reclassifications
Certain reclassifications have been made to the prior period in the accompanying Condensed Consolidated Financial Statements to conform with the current presentation. Inventory and Finance lease right-of-use assets are now separately presented in the Condensed Consolidated Balance Sheets, as they were previously included in Other current assets and Property and equipment, net, respectively (see Note 4, Deposits and Other Current Assets and Note 5, Property and Equipment, Net). In addition, the Buildings and Leasehold improvements within Property and equipment, net (see Note 5, Property and Equipment, Net) have been combined, as they were previously presented separately. On the Condensed Consolidated Statement of Cash Flows, amortization of prepaid software costs is now presented in Changes in operating assets and liabilities instead of Depreciation and amortization expense, and Change in operating lease right-of-use assets is now separately presented instead of being combined with Depreciation and amortization expense.
Reverse Stock Split and Recasting of Per-Share Amounts
On August 22, 2023, the Company’s board of directors (the “Board”) approved the implementation of a 1-for-80 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”) and set the number of authorized shares of Common Stock to 154,437,500 (which is 12,355,000,000 divided by 80, the Reverse Stock Split ratio). The Reverse Stock Split was effected after market close on August 25, 2023, and shares of the Company’s Class A common stock par value $0.0001 per share (“Class A Common Stock”) and publicly traded warrants (the “Public Warrants”) began trading on a split-adjusted basis as of market open on August 28, 2023.
All shares of Common Stock, Public Warrants, stock-based compensation awards, earnout shares and per share amounts contained in the Condensed Consolidated Financial Statements and accompanying notes have been retroactively adjusted to reflect the Reverse Stock Split. In addition, proportionate adjustments were made to the number of shares of Class A Common Stock issuable upon exercise or conversion of the Company’s outstanding convertible debt securities and warrants, as well as the applicable exercise or conversion prices. See Note 10, Stockholders' Equity , and Note 11, Stock-Based Compensation, for further discussion regarding the Reverse Stock Split.
2.    Liquidity and Capital Resources
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. Based on its recurring losses from operations since inception and continued cash outflows from operating activities (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these Condensed Consolidated Financial Statements were issued.
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, the build out of the FF ieFactory California, and capital raising. Since inception, the Company has incurred cumulative losses from operations and negative cash flows from operating activities, and has an accumulated deficit of $3.9 billion and a cash balance of $6.7 million as of September 30, 2023. The Company expects to continue to generate significant operating losses for the foreseeable future. The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 8, Related Party Transactions, and Note

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
7, Notes Payable), the sale of Common Stock, and the net proceeds received from the Business Combination and the PIPE Financing (see Note 1, Nature of Business and Organization and Basis of Presentation).
FF announced the start of production of its first electric vehicle, the FF 91 Futurist, on March 29, 2023 and announced the delivery of its first electric vehicle, the Ultimate AI TechLuxury FF 91 2.0 Futurist Alliance, on August 14, 2023. However, FF has recognized an insignificant amount of revenue as of the date hereof. FF’s future business depends in large part on its ability to execute its plans to develop, manufacture, market, and deliver electric vehicles, including the FF 91, FF 81, FF 71 series, and Smart Last Mile Delivery electric vehicle models that appeal to customers. As a result of certain management assumptions, including timely completion of certain testing and suppliers meeting our supply chain requirement, FF originally expected deliveries of the FF 91 Futurist to users to begin before the end of April 2023. However, certain of FF’s suppliers were unable to meet FF’s timing requirements and, therefore, FF updated the timing for the start of deliveries for its FF 91 vehicle. FF has developed a three-phase delivery plan for the FF 91 (the “Delivery Plan”). The first phase is the “Industry Expert Futurist Product Officer (“FPO”) Co-Creation Delivery.” In this first phase, the Industry Expert FPO(s) are expected to pay in full for an FF 91 vehicle in order to reserve the vehicle and be trained in the use of the vehicle. The Company began delivery of the reserved FF 91 vehicles to the FPO during the second phase, which is the “FPO Co-Creation Delivery.” In the second phase, FPO(s) are taking possession of the FF 91 vehicle and are entering into consulting, branding, marketing, and other arrangements with FF in exchange for fees to be paid by the Company to the FPO(s). The third phase is the “Full Co-Creation Delivery,” in which, FF will deliver FF 91 vehicles to all spire users that are expected to have paid in full for an FF 91 vehicle at time of delivery.
FF needs substantial additional financing to start the third phase of the Delivery Plan and is in discussions with additional potential investors to obtain such financing. As FF executes the Delivery Plan, it plans to continue to move vehicles into production and off-the-line with high quality and high product power. There is no assurance FF will be able to timely receive sufficient funding under existing or new financing commitments to produce and deliver the FF 91 on that timeline or at all. If FF is unable to receive sufficient funding, FF will be required to obtain new financing commitments, which may not be available to it under reasonable commercial terms if at all. Further, there cannot be any assurance that FF will develop the manufacturing capabilities and processes, secure reliable sources of component supply to meet quality, engineering, design or production standards, or to meet the required production volumes to successfully grow into a viable, cash flow positive, business.
The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments, which have exacerbated the supply chain and liquidity pressures on FF’s business. Since August 14, 2022, pursuant to the Securities Purchase Agreement (the “Secured SPA”), Unsecured Securities Purchase Agreement (the “Unsecured SPA”), and the Streeterville Securities Purchase Agreement (the “Unsecured Streeterville SPA” and collectively the “SPA Commitments”), the Company has obtained commitments from several investors totaling $513.5 million in convertible note financing. A total of $300.2 million under these convertible note financing commitments has been funded ($263.2 million net of original discount and transaction costs) as of September 30, 2023. The remaining balance of $213.3 million is subject to various conditions, including achievement of delivery milestones, satisfaction of closing conditions, resolving disputes with investors, and satisfaction or waiver of certain conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes. In addition to the amounts received pursuant to the above commitments, the Company received additional optional funding - an aggregated gross proceeds of $38.0 million ($32.9 million net of original issuance discount) under the Secured SPA. Additionally, the Company has received commitments totaling $20.0 million through forced warrant exercise proceeds, subject to certain conditions.
There can be no assurance that FF will be able to satisfy the closing conditions under the Secured SPA, Unsecured SPA and Unsecured Streeterville SPA or that FF will be able further to successfully obtain additional incremental convertible senior secured note purchasers under the Secured SPA, Unsecured SPA, Unsecured Streeterville SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. These factors, in addition to the continued rise in inflation and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including reducing spending, extending payment cycles and implementing other similar measures. If FF’s ongoing capital raising efforts are unsuccessful or significantly delayed, or if FF experiences prolonged material adverse trends in its business, FF’s production will be delayed or decreased, and actual use of cash, production volume and revenue for 2023 will vary from the Company’s previously disclosed forecasts, and such variances may be material. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and the ongoing legal risks. Incremental capital needs beyond 2023 to

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
fund operations and the development of the Company’s remaining product portfolio and to ramp up production will be highly dependent on the market success and profitability of the FF 91 series and the Company’s ability to accurately estimate and control costs. Apart from the FF 91 series, substantial additional capital will be required to fund operations, research, development, design, and manufacturing efforts for future vehicles.
On November 11, 2022, FF entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), which is an affiliate of Yorkville Advisors. Under the terms of the SEPA, FF has the right, but not the obligation, to sell up to $200.0 million (which can be increased up to $350.0 million at FF’s option) of Class A Common Stock to Yorkville, subject to certain limitations, at the time of the Company’s choosing during the three-year term of the SEPA. During the three and nine months ended September 30, 2023, FF sold 837,500 shares of Class A Common Stock at a price equal to 97% of the average daily volume weighted average price of the Class A Common Stock to Yorkville under the SEPA for $7.3 million.
On June 16, 2023, the Company filed a shelf registration on Form S-3 with the SEC (the “Shelf Registration”), which was declared effective by the SEC on June 28, 2023. As a result, the Company may from time-to-time issue Class A Common Stock and/or warrants, up to an aggregate amount of $300.0 million in one or more offerings. The Shelf Registration allows the Company to raise additional capital through Class A Common Stock and/or warrant issuances to both institutional and retail investors as it looks to raise additional financing to support production ramp-up. On September 27, 2023, the Company filed a prospectus supplement to the Shelf Registration regarding an at-the-market equity offering sales agreement (the “Sales Agreement”) the Company entered into on September 26, 2023 with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC (the “Sales Agents”) to offer and sell up to $90.0 million of Class A Common Stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of the Class A Common Stock from time to time through or to the Sales Agents as sales agent or principal by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The aggregate compensation payable to the Sales Agents is up to 3.5% of the gross sales price of the shares sold through the Sales Agents. During the three and nine months ended September 30, 2023, the Company issued 780,000 shares of Class A Common Stock under the Sales Agreement for gross cash proceeds of $1.3 million less placement agent fees of $0.05 million.
Despite the potential access to liquidity resulting from the SEPA, the Shelf Registration (including pursuant to the Sales Agreement) and the unfunded commitments from the Secured SPA, the Unsecured SPA and the Unsecured Streeterville SPA, the Company projects that it will require additional funds in order to continue operations and support the ramp-up of production of the FF 91 Futurist to generate revenues to put the Company on a path to cash flow break-even. Incremental capital needs beyond 2023 to fund operations and the development of the Company’s remaining product portfolio and to ramp up production will be highly dependent on the market success and profitability of the FF 91 Futurist and the Company’s ability to accurately estimate and control costs.
The Company is exploring various funding and financing alternatives to fund its ongoing operations and to ramp up production, including equipment leasing, construction financing of the FF ieFactory California, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time.
The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials, and general macroeconomic conditions.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Condensed Consolidated Financial Statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
As of and since December 31, 2022, the Company was and has been in default on the Secured SPA Notes. However, for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023, the holders of such notes subsequently waived the default. Since April 2023, the Company has been in breach of its debt agreement with Chongqing Leshi Small Loan Co., Ltd., a related party, with an outstanding principal balance of $4.5 million. As a result of the default, the interest rate on the outstanding principal balance has increased to a rate of 18% per annum until the event of default is no longer applicable.
There can be no assurance that the Company will be able to maintain sufficient authorized shares to fully settle all outstanding equity-linked financial instruments in shares.
3.    Inventory

(in thousands)	September 30, 2023	December 31, 2022
Raw materials (net of reserves)	$33,839	$4,457
Work in progress	1,063	—
Finished goods	313	—
Total inventory	$35,215	$4,457
The increase in inventory is due to the start of production on March 29, 2023. The inventory reserve was $1.0 million and zero as of September 30, 2023 and December 31, 2022, respectively.
4.    Deposits and Other Current Assets

(in thousands)
Deposits:	September 30, 2023	December 31, 2022
Deposits for research and development, prototype and production parts, and other	$59,783	$40,879
Deposits for goods and services yet to be received (“Future Work”)	2,773	3,187
Total deposits	$62,556	$44,066

Other current assets:
Prepaid expenses	$11,260	$14,437
Other current assets	9,703	3,052
Total other current assets	$20,963	$17,489
Deposits for research and development, prototype and production parts, and other are recognized and reported as Research and development expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss when services are provided or as prototype parts are received. In addition, during the three and nine months ended September 30, 2023, the Company made deposits for inventory and property and equipment items which are classified out of Deposits upon receipt of title.
Prepaid expenses primarily consist of software subscriptions and insurance, and other current assets includes certain deferred expenses. As of September 30, 2023, Other current assets also includes an insurance receivable relating to a legal settlement with a corresponding liability recognized in Accrued expenses and other current liabilities.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
5.    Property and Equipment, Net

(in thousands)	September 30, 2023	December 31, 2022
Buildings and leasehold improvements	$86,320	$5,598
Computer hardware	2,142	3,112
Tooling, machinery and equipment	265,760	9,542
Vehicles	669	337
Computer software	4,172	4,212
Construction in process	93,626	393,814
Less: Accumulated depreciation	(36,175)	(10,295)
Total property and equipment, net	$416,514	$406,320
FF announced the start of production of its first electric vehicle, the FF 91 Futurist, on March 29, 2023, at which point the Company classified a portion of its construction in process assets that are available for their intended use in the amount of $225.7 million and $75.7 million to Tooling, machinery and equipment and Buildings and leasehold improvements, respectively, during the three months ended March 31, 2023. In the three months ended September 30, 2023, the Company made available for intended use another $30.7 million and $5.0 million of Tooling, machinery and equipment and Buildings and leasehold improvements, respectively.
Depreciation expense related to property and     equipment totaled $13.2 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and $27.5 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.
6.    Accrued Expenses and Other Current Liabilities

(in thousands)	September 30, 2023	December 31, 2022
Accrued payroll and benefits	$27,309	$20,502
Accrued legal contingencies	21,819	18,940
Other current liabilities	19,318	26,267
Total accrued expenses and other current liabilities	$68,446	$65,709
7.    Notes Payable
The Company has entered into notes payable agreements with third parties, which consist of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes (1)	Various	10%-15%	$113,376	$(20,945)	$(13,567)	$78,864
Unsecured SPA Notes (1)*	Various dates in 2029	10%-15%	20,073	133	(3,625)	16,581
Notes payable – China other	Due on Demand	—%	4,847			4,847
Auto loans	October 2026	7%	82			82
			$138,378	$(20,812)	$(17,192)	100,374
Less: Related party notes payable						$(2,945)
Less: Notes payable, current portion						(4,929)
Total: Notes payable, less current portion						$92,500
* includes amounts attributed to the Unsecured Streeterville SPA

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
(1) Secured and Unsecured SPA Notes
On August 14, 2022, the Company entered into the Secured SPA with FF Simplicity Ventures LLC (“FFSV”) as administrative agent, collateral agent,and purchaser and certain additional purchasers (collectively the “Secured SPA Purchasers”) to issue and sell the Company’s senior secured convertible notes (the “Secured SPA Notes” and with the Unsecured SPA Notes (as defined below) the “SPA Notes”) in three tranches originally aggregating to $52.0 million in principal with a four year maturity, which was subsequently extended to six year.

On May 8, 2023, as further described below, the Company entered into the Unsecured SPA with Metaverse Horizon Limited (“MHL”) and V W Investment Holding Limited (“VW”, and together with MHL and other purchasers, the ”Unsecured SPA Purchasers”) to issue and sell $100.0 million aggregate principal of the Company’s senior unsecured convertible notes (the “Unsecured SPA Notes”). In August 2023, as further described below, the Company entered into the Unsecured Streeterville SPA (collectively included with the Unsecured SPA and Unsecured SPA Notes in future references), as part of its issuance of the Unsecured SPA Notes. The terms of the Secured SPA Notes and Unsecured SPA Notes are generally the same, however, the Secured SPA Notes are secured by the grant of a second lien upon substantially all of the personal and real property of the Company and its subsidiaries, as well as guarantee by substantially all of the Company’s domestic subsidiaries.
The SPA Notes are generally subject to an original issue discount of 10%, and are convertible, along with any interest accrued, into shares of Class A Common Stock at the Conversion Price (as defined in each SPA Note), subject to full ratchet anti-dilution price protection. The conversion price for the SPA Notes is $1.64 as of September 30, 2023, which represents an amended and reduced conversion price due-to the full ratchet price protections, as described below.

The SPA Notes bear interest at 10% per annum (or 15% if interest or settlement is paid in shares) payable on each conversion date and on the maturity date in cash or in shares of Class A Common Stock. Unless earlier paid, the SPA Notes entitle the purchasers, at each conversion date, to an interest make-whole (“Make-Whole Amount”), in a combination of cash or Class A Common Stock, at the Company’s discretion, in the amount of the interest that would have been payable if such converted amount was held to maturity. The conversion price for the Make-Whole Amount is the greater of (a) the floor price, which is $3.63 as of September 30, 2023 or (b) 90% of the lowest volume-weighted average price (“VWAP”) for the five consecutive trading days. When calculating the shares issuable upon conversion, the Make-Whole Amount shall be decreased by 50% of the original issue discount pertaining to such amount.

Total commitments under the initial Secured SPA were not to exceed $300.0 million, however, each original Secured SPA Purchaser has the option within 12 months from November 12, 2022 to purchase additional Secured SPA Notes under similar terms (the “Tranche B Notes”) (see Note 2, Liquidity and Capital Resources, for detailed discussion on commitments to fund additional Secured SPA Notes).
In connection with the issuance of the SPA Notes, the Company also granted to each Secured SPA Purchaser and Unsecured SPA Purchaser a warrant (the “SPA Warrants”) to purchase shares of Class A Common Stock equal to 33% of the shares issuable upon conversion of the aggregate principal amount under the SPA Notes funded.
The Company elected the fair value option afforded by Accounting Standards Codification (“ASC”) 825, Financial Instruments, with respect to the SPA Notes because the notes include features, such as a contingently exercisable put option, which meet the definition of an embedded derivative. The Company expenses transaction costs to Changes in fair value of notes

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
payable and warrant liabilities or Changes in fair value of related party notes payable and warrant liabilities, as applicable, in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
First Secured SPA Amendment
On September 23, 2022, the Secured SPA was amended (the “First Secured SPA Amendment”), pursuant to which the existing Secured SPA Purchasers agreed to accelerate their funding obligations. The First Secured SPA Amendment modified the conversion price to $84.00 per share. All of the other terms and conditions of the Secured SPA Notes were unchanged.
The Company evaluated the First Secured SPA Amendment in accordance with ASC 470-50, Debt–Modifications and Extinguishments, and determined that it constitutes an extinguishment because the change in the fair value of the conversion feature is substantial. Accordingly, the Company recognized a loss on extinguishment in Loss on settlement of notes payable in the Condensed Consolidated Statements of Operations and Comprehensive Loss in the amount of $7.7 million, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the Secured SPA Notes.
Joinder and Amendment Agreement with Senyun International Ltd (“Senyun”).
On September 25, 2022, the Company entered into a Joinder and Amendment Agreement (the “Joinder”) with Senyun, the Agent, as administrative agent, collateral agent, and purchaser, and RAAJJ Trading LLC (“RAAJJ”), pursuant to which Senyun agreed to purchase Secured SPA Notes in an aggregate principal amount of up to $60.0 million in installments.
Third and Fourth Secured SPA Amendments
On October 24, 2022, the Company entered into a Limited Consent and Third Amendment to the Secured SPA (the “Third Secured SPA Amendment”) with the existing Secured SPA Purchasers, pursuant to which the maturity date for the Secured SPA Notes was extended from August 14, 2026 to October 27, 2028. In addition, pursuant to the Third Secured SPA Amendment, each Secured SPA Purchaser and the Agent (as defined in the First Secured SPA Amendment) waived certain defaults and events of default under the Secured SPA, any notes issued pursuant to the Secured SPA, and other related documents. The Third Secured SPA Amendment was accounted for as a troubled debt restructuring under ASC 470-60, Debt – Troubled Debt Restructurings by Debtors, because the Company was experiencing financial difficulty and the extension of the maturity date following the restructuring results in a reduced effective borrowing rate for the Company. The Third Secured SPA Amendment was accounted for prospectively with no gain or loss recorded in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022.
On November 8, 2022, the Company entered into a Limited Consent and Amendment to the Secured SPA (the “Fourth Secured SPA Amendment”), pursuant to which the parties agreed that (i) in no event will the effective conversion price of any interest or interest Make-Whole amount payable in shares of Class A Common Stock be lower than $16.80 per share of Class A Common Stock, and (ii) in order for the Company to make payment of any interest or interest Make-Whole amount in shares of Class A Common Stock, certain price and volume requirements must be met, namely that (x) the VWAP of the Class A Common Stock is not less than $16.80 per share on any trading day during the preceding seven trading day period, and (y) the total volume of the Class A Common Stock does not drop below $1.5 million on any trading day during the same period (in each case, as adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions). The Fourth Secured SPA Amendment was accounted for as a troubled debt restructuring under ASC 470-60, Debt – Troubled Debt Restructurings by Debtors, because the Company was experiencing financial difficulty and the addition of a floor price on the conversion of the convertible notes is assessed as a concession to the Company. The Fourth Secured SPA Amendment was accounted for prospectively with no gain or loss recorded in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022.
Senyun Amendment
On December 28, 2022, the Company entered into a Letter Agreement and Amendment to the Secured SPA (the “Senyun Amendment”) with Senyun pursuant to which the conversion rate of notes totaling $19.0 million was lowered from $84.00 to $71.40 and future funding timeframes were renegotiated. As a result of the new conversion rate, the Company was obligated for the year then ended to issue additional shares to Senyun based on the lower conversion rate. The Company accounted for this obligation by crediting Other current liabilities in the Consolidated Balance Sheet for $0.9 million, which represents the fair value of the additional shares owed to Senyun. In addition, the $0.9 million was recognized as a Loss on settlement of notes payable in the Consolidated Statement of Operations and Comprehensive Loss as the underlying debt

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
instruments were extinguished on the date the Senyun Amendment was entered into. The Company remitted the shares to Senyun in March 2023.
Sixth Secured SPA Amendment
On February 3, 2023, the Company entered into Amendment No. 6 to the Secured SPA (the “Sixth Secured SPA Amendment”) with certain Secured SPA Purchasers, in which the Company agreed to sell up to $135.0 million in aggregate principal (the “Tranche C Notes”) with terms largely congruent to prior issuances and a $84.00 base conversion price subject to full ratchet anti-dilution price protection. Each applicable Secured SPA Purchaser has the option to purchase additional Secured SPA Notes on the same terms as the Tranche C Notes in an amount not to exceed 50% of the initial principal amount of the Tranche C Notes issued to each applicable Secured SPA Purchaser (the “Tranche D Notes”).
Pursuant to the Sixth Secured SPA Amendment, certain outstanding Secured SPA Notes issued by the Company to Secured SPA Purchasers with an aggregate outstanding principal amount of $31.0 million were replaced by the same principal amount of new notes with a $71.40 base conversion price. In accordance with ASC 470-50, Debt— Modifications and Extinguishments, the change in conversion price qualifies as an extinguishment because the change in the fair value of the conversion feature was substantial. Accordingly, the Company recognized a Loss on settlement of notes payable in the Condensed Consolidated Statements of Operations and Comprehensive Loss in the amount of $3.0 million, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the Secured SPA Notes.
Pursuant to the Sixth Secured SPA Amendment, the Company entered into an agreement with certain Secured SPA Purchasers (the “Exchange Agreement”) holding a total of 2,476,625 warrants to exchange them for an aggregate 1,131,117 warrants and principal convertible notes (the “Exchange Notes”) totaling $41.0 million. The issued warrants have terms that limit down-round ratchet clauses to price adjustments only. The Exchange Notes mature on February 3, 2025, bear interest at 11% per annum, have no original issuance discount, do not have a fixed price conversion, and convert using a VWAP calculation as described in the Exchange Agreement. The remainder of the terms of the Exchange Notes are largely congruent to the existing Secured SPA Notes, including most-favored nation rights. In connection with the Exchange Agreement, equity-classified warrants were exchanged for warrants which satisfy liability classification per ASC 480, Distinguishing Liabilities from Equity, and were reclassified from equity to Warrant liabilities during the period in an amount totaling $6.8 million (the “Warrant Exchange”). As a result of the transaction the Company did not recognize a gain or loss in the Condensed Consolidated Statements of Operations and Comprehensive Loss, as the fair value of the instruments exchanged and received were approximately the same.
Seventh Secured SPA Amendment
On March 23, 2023, the Company entered into an Amendment No. 7 to the Secured SPA (the “Seventh Secured SPA Amendment”) with FFSV, as administrative agent, collateral agent and purchaser, Senyun, and FF Prosperity Ventures LLC (“FF Prosperity”), pursuant to which the parties agreed to accelerate the funding timeline of Tranche C Notes in the amount of $40.0 million, and FFSV agreed to purchase additional Tranche B Notes in the amount of $5.0 million, in each case, subject to meeting certain conditions, in exchange for an agreement to increase the original issuance costs associated with such funding. As part of the agreement, the Company agreed that the original issuance discount related to $25.0 million in principal amount of Tranche C Notes and Tranche B Notes was 14% and 16%, respectively.
Eighth Amendment to the Secured SPA
On May 8 and 9, 2023, the Company entered into an eighth amendment to the Secured SPA (the “Eighth Secured SPA Amendment”) with certain Secured SPA Purchasers. Pursuant to the Amendments the parties agreed to amend the floor price of all outstanding Secured SPA Notes, including the Exchange Notes, from $16.80 to $8.00 and to change the exercise price of the Secured SPA Notes and SPA Warrants from $84.00 to $71.40.
In accordance with ASC 470-50, Debt— Modifications and Extinguishments, the change in conversion price qualifies as an extinguishment because the change in the fair value of the conversion feature was substantial. Accordingly, the Company recognized a Loss on settlement of notes payable in the Condensed Consolidated Statements of Operations and Comprehensive

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Loss in the amount of $11.4 million, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the notes.
Unsecured SPA
On May 8, 2023, the Company entered into the Unsecured SPA. The Unsecured SPA Notes are subject to an original issue discount of 10%, and are convertible, along with any interest accrued, into shares of Class A Common Stock at a conversion price equal to $71.40, subject to anti-dilution protection. When calculating the shares issuable upon conversion, the converted amount shall be decreased by 50% of the original issue discount pertaining to such amount.
Unless earlier paid, the Unsecured SPA Notes entitle the Unsecured SPA Purchasers, at each conversion date, to a Make-Whole Amount, in a combination of cash or Class A Common Stock at the Company’s discretion, in the amount of the interest that would have been payable if such converted amount was held to maturity based on an interest rate of 15% per annum. The conversion price of interest is the greater of (a) the floor price, $8.00 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring after the date hereof) and (b) 90% of the lowest VWAP for the five consecutive trading days ending immediately prior to the conversion date.
Each Unsecured SPA Purchaser has the option within 12 months from the closing date to purchase additional Unsecured SPA Notes under similar terms for a total potential commitment of up to $50.0 million or with the consent of the Company a total of $100.0 million.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured SPA Notes because the notes include features, such as a contingently exercisable put option, which meets the definition of an embedded derivative. The Company expenses the transaction costs to Changes in fair value of notes payable and warrant liabilities in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
As part of the Unsecured SPA the Unsecured SPA Purchasers also received warrants consistent with the rights, terms and privileges of the warrants afforded to the holders of the Secured SPA Notes.
First Amendment to the Unsecured SPA
On June 26, 2023, the Company entered into the First Unsecured SPA Amendment. The First Unsecured SPA Amendment enabled the Unsecured SPA Purchasers to postpone or cancel any closing of their commitment to purchase the Unsecured SPA Notes if the Company has not issued a press release or other public announcement confirming that the second phase of the Company’s Delivery Plan has begun on or prior to August 31, 2023, within 15 calendar days of such date. The First Unsecured SPA Amendment did not change the cash flows of the Unsecured SPA and is accounted for prospectively with no gain or loss recognized. On August 9, 2023, the Company announced that it had completed the relevant processes and steps that are needed for the second phase of delivery to begin.

Joinder Agreements

On June 26, 2023, the Company entered into a Joinder and Amendment Agreement (the “FFVV Joinder”) with FF Vitality Ventures LLC (“ FFVV”), pursuant to which FFSV agreed to exercise its option to purchase $20.0 million of Secured SPA Tranche B Notes, subject to certain closing conditions, including the delivery of a warrant to purchase shares of Class A Common Stock equal to 33% of FFSV’s conversion shares with an exercise price equal to $71.40. In addition, If FFSV exercises its option to invest another $10.0 million of Tranche B Notes in accordance with the terms of the Secured SPA on or prior to the later of (x) August 1, 2023 or (y) four business days after the meeting of the Company’s stockholders for the required stockholder approval under the Unsecured SPA to increase the Company’s authorized shares of Common Stock, then the Company agrees to subsequently amend the Unsecured SPA whereby FFVV would invest another $20.0 million in new unsecured notes subject to terms substantially identical to those provided in the Unsecured SPA.

Pursuant to the FFVV Joinder, FFVV agreed to purchase, Unsecured SPA Notes up to $40.0 million in eight installments. The floor price of the FFVV Unsecured SPA Notes and for each of the notes issued to FFSV (or its affiliates) under the Secured SPA, shall be $4.00 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring thereafter). The funding at each closing is subject to various closing conditions, including: (a) an effective registration statement with respect to the shares of Common Stock issuable upon exercise of the warrants issuable under the Unsecured SPA and the shares of Common Stock issuable pursuant to the FFVV Unsecured SPA Notes and

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(b) the Company shall have reserved the Required Reserve Amount (as defined in the FFVV Joinder) in full. In addition, FFVV has the option, for 12 months from June 25, 2023, to purchase Unsecured SPA Notes. FFVV agreed, on behalf of its affiliates, that FFSV may exchange any Tranche B Notes for either (x) Tranche D Notes, and/or (y) any Unsecured SPA Notes.
The Company agreed to pay FFVV a one-time $0.3 million working fee and legal fees not to exceed $0.4 million, which shall be paid by netting the purchase price for any new notes with the amount of such fees.
On June 26, 2023, Senyun executed a Second Joinder and Amendment Agreement (the “Senyun Joinder”), pursuant to which, Senyun agreed to exercise its option to purchase $15.0 million of Secured SPA Notes in accordance with the terms of the Secured SPA Notes. If Senyun exercises its option to invest another $10.0 million of Secured SPA Notes in accordance with the terms of the Secured SPA Notes on or prior to the later of (x) August 1, 2023 or (y) four business days after the meeting of the Company’s stockholders for the Stockholder Approval (as defined below), then the Company agrees to subsequently amend the Unsecured SPA Notes whereby Senyun would invest another $20.0 million. Senyun did not exercise this option.
Pursuant to the Senyun Joinder, Senyun agreed to purchase, under the Unsecured SPA Notes, unsecured notes in an aggregate principal amount of up to $30.0 million in eight installments. The floor price, for each note issued to Senyun (or its affiliates) under the SPA Notes, is $3.63 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring thereafter).
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
Amendment to Joinder and Amendment Agreement
On August 4, 2023, the Company entered into a Waiver and Amendment Agreement to the FFVV Joinder, pursuant to which FFVV agreed to waive any and all requirements of the Company to reserve shares of Common Stock for issuance pursuant to the SPA Notes or SPA Warrants and defers any obligations of the Company to deliver any shares of Common Stock for issuance pursuant to the SPA Notes or SPA Warrants until the earlier of (x) September 30, 2023 and (y) the earlier of (I) the trading day immediately following the date of consummation of a reverse stock split of the Common Stock and (II) the 15th business day after the Company’s receipt of stockholder approval to increase the authorized shares of Common Stock. Further, if FFVV exercises its option to invest another $10.0 million of Tranche B Notes in accordance with the terms of the Secured SPA on or prior to the latest of (x) August 1, 2023, (y) four business days after the meeting of the Company’s stockholders for the required stockholder approval under the Unsecured SPA to increase the Company’s authorized shares of Common Stock and for purposes of Nasdaq Stock Market LLC (“Nasdaq”) Listing Rule 5635 (to the extent needed) (the “Stockholder Approval”), and (z) six business days after the Company has filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, then FFVV shall have the right, at any time prior to the 30th day after the date of consummation of such funding, to invest another $20.0 million in Unsecured SPA Notes, subject to terms substantially identical to those provided for in the Unsecured SPA. FFVV did not exercise this option.
Ninth and Tenth Secured SPA Amendments
On August 4, 2023, the Company entered into Amendment No. 9 to the Secured SPA (the “Ninth Secured SPA Amendment”) with FFVV, as purchaser, and Amendment No. 10 to Secured SPA (the “Tenth Secured SPA Amendment”) with Senyun, as purchaser, pursuant to which, the Company, FFVV, and Senyun agreed to amend the definition of Required Minimum to mean (a) until the earlier of (x) September 30, 2023 and (y) the earlier of (I) the trading day immediately following the date of consummation of a reverse stock split of the Common Stock and (II) the 15th business day after the Company shall have obtained stockholder approval to increase the authorized shares of Common Stock (as applicable, the “Waiver Expiration Date”), zero shares of Common Stock, and (b) immediately after the Waiver Expiration Date, the maximum aggregate number of shares of Common Stock then issued or potentially issuable in the future pursuant to the Transaction Documents (as defined in the Secured SPA), including any Underlying Shares (as defined in the Secured SPA) issuable upon exercise in full of all Warrants (as defined in the Secured SPA) or conversion in full of all Secured SPA Notes (including Underlying Shares issuable as payment of interest on the Secured SPA Notes), ignoring any conversion or exercise limits set forth therein.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Unsecured Securities Purchase Agreement – Streeterville Capital, LLC (“Streeterville”)
On August 4, 2023, the Company entered into the Unsecured Streeterville SPA, for $16.5 million aggregate principal amount of the Company’s senior unsecured promissory notes (the “Streeterville Note”) and a common stock purchase warrant (the “Streeterville Warrant”) to purchase up to 76,261 shares of Common Stock with an exercise price equal to $71.40 per share, subject to full ratchet anti-dilution protection and other adjustments, and are exercisable for seven years on a cash or cashless basis.
The Streeterville Note is subject to an original issue discount of $1.5 million. In addition, the Company will pay Streeterville $0.2 million to cover Streeterville’s legal fees and other transaction costs incurred in connection with the purchase and sale of the Streeterville Note. The Streeterville Note is convertible into shares of Class A Common Stock, at a conversion price equal to $71.40, plus an interest make-whole amount as described above for the Unsecured SPA, subject to certain adjustments including full ratchet anti-dilution price protection.
The Streeterville Note matures on August 4, 2029 and is subject to the same repayment conversion, and most-favored nation terms and conditions as described above for the Unsecured SPA.
Streeterville has the option, from time to time for 12 months after the date of the Unsecured Streeterville SPA, to purchase up to $7.5 million in aggregate (or $15.0 million in aggregate with Company’s consent) in additional convertible senior unsecured notes and warrants on the same terms as the Streeterville Note and Streeterville Warrant. Additionally, from the date of the Unsecured Streeterville SPA until the date that is the five-year anniversary of the date of the Unsecured Streeterville SPA, upon any issuance by the Company or any of its subsidiaries of Class A Common Stock or Class A Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (subject to certain exceptions set forth in the Unsecured Streeterville SPA) (each, a “Subsequent Financing”), if Streeterville that then owns at least $7.5 million principal amount of Streeterville Notes (when aggregated with any affiliates of Streeterville) shall have the right to participate in up to an amount of the Subsequent Financing such that Streeterville’s ownership of the Company remains the same immediately following such Subsequent Financing as its ownership immediately prior to such Subsequent Financing, pursuant to the procedures outlined in the Unsecured Streeterville SPA.
Pursuant to the Streeterville Note, the Company agrees to include a proposal to obtain stockholder approval, as is required by the Nasdaq listing rules, with respect to the issuance of any shares of Class A Common Stock in excess of 19.99% of the issued and outstanding shares of Class A Common Stock (the “Issuance Cap”), of the Conversion Shares (as defined in the Streeterville Note), the Warrant Shares (as defined in the Unsecured Streeterville SPA), and subject to any applicable Nasdaq rules, any shares Common Stock issuable pursuant to the note and warrant issuable in connection with the reinvestment right set forth in the Unsecured Streeterville SPA in excess of the Issuance Cap at the earlier of its next annual meeting of stockholders to be held in 2024 and any special meeting of stockholders called by the Company at which at least one “routine” proposal is to be included.
Amendment to Joinder and Amendment Agreement
On September 21, 2023, in accordance with the FFVV Joinder, the Company entered into an amendment agreement with FFVV to the Unsecured SPA, pursuant to which FFVV agreed to purchase Unsecured SPA Notes in an aggregate principal amount of up to $20.0 million, subject to terms substantially identical to those provided in the FFVV Joinder, in installments. The funding of each installment is subject to various closing conditions.
End of Period Secured and Unsecured SPA Information
The Company received cash proceeds, net of original issue discounts, of $47.9 million and $228.4 million in exchange for the issuance of the SPA Notes and incurred approximately $0.3 million and $2.5 million in transaction costs during the three and nine months ended September 30, 2023, respectively.
During the nine months ended September 30, 2023, the Company issued to the Secured SPA Purchasers and Unsecured SPA Purchasers a total of 2,225,118 warrants pursuant to both the Secured SPA and Unsecured SPA arrangements and in connection with the Warrant Exchange. As of September 30, 2023 the warrants had an exercise price of $1.64 per share, subject to anti-dilution ratchet price protection, exercisable for seven years from the date of issuance (see Note 10, Stockholders' Equity ). The Company may repurchase certain warrants for $0.01 per share if and to the extent the VWAP of the Class A Common Stock during 20 out of 30 trading days prior to the repurchase is greater than $15.00 per share, subject to certain additional conditions. During the nine months ended September 30, 2023, the Secured SPA Purchasers exercised warrants to

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
purchase 639,109 shares of Class A Common Stock issued pursuant to the SPA Notes, via both cash and cashless exercise. As of September 30, 2023, there were 1,654,726 warrants outstanding issued pursuant to the SPA Notes.
On September 30, 2023 the Company determined that the fair value of the SPA Notes and warrants was $95.4 million and $1.7 million, respectively. The Company recorded a gain in Change in fair value of notes payable and warrant liabilities in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 in the amount of $22.3 million and $95.1 million, respectively, for the SPA Notes and warrants.
During the nine months ended September 30, 2023, total SPA Notes principal of $200.4 million with a fair value of $125.3 million was converted to Additional paid-in capital. In connection with the conversions of the SPA Notes the Company recognized a Loss on settlement of notes payable for the three and nine months ended September 30, 2023 in the amount of $32.1 million and $207.7 million, respectively.
Anti-dilution adjustments
During the three months ended September 30, 2023 the Company entered into multiple dilutive stock sale and purchase transactions, as discussed in Note 2, Liquidity and Capital Resources above that triggered the full ratchet anti-dilution price protections embedded in the SPA Notes and SPA Warrants. As a result, the fixed-price conversion price of the SPA Notes and exercise price of the SPA Warrants outstanding prior to such financings was reduced to a price equal to the price per share paid in the dilutive financings. As of September 30, 2023 the SPA Note conversion and SPA Warrant exercise price equals $1.64.
Fair Value of Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s notes payable not carried at fair value, using inputs from Level 3 under the fair value hierarchy, approximated their carrying value as of September 30, 2023 and December 31, 2022, respectively.
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of September 30, 2023 are as follows:

(in thousands)
Due on demand	$4,847
2023	—
2024	—
2025	41,000
2026	82
2027
Thereafter	89,126
$135,055
8.    Related Party Transactions
Related Party Notes Payable
The Company receives funding via notes payable from various parties, including related parties. These related parties include employees as well as affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Related party notes payable consists of the following as of September 30, 2023:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – China	December 31, 2023	12.0%	$5,071
Related party notes – Unsecured SPA	August 2029	10% - 15%	2,945
Related party notes – China various other	Due on Demand	—%	3,759
			11,775
Less: Related party notes payable, current			(8,830)
Total: Related party notes payable, less current			$2,945
Related party notes payable consists of the following as of December 31, 2022:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – China	December 31, 2023	12.0%	$5,209
Related party notes – China various other	Due on Demand	—%	3,755
			$8,964

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Unsecured SPA
MHL is the anchor investor in the Unsecured SPA and has committed $80.0 million of such funding. MHL is a related party of the Company as MHL’s investors include a subsidiary of FF Global Partners LLC (“FF Global”). FF Global has control over the Company’s management, business and operations. See Note 7, Notes Payable, for details on the Unsecured SPA.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured SPA Notes because the notes include features, such as a contingently exercisable put option, which meet the definition of an embedded derivative. The Company expensed the original issue discount and transaction costs to Changes in fair value of related party notes payable and warrant liabilities in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
Subsequent to the issuance of the Unsecured SPA, MHL funded, net of original issue discounts, $19.8 million in exchange for the issuance of the Unsecured SPA Notes and related warrants. In connection with the Unsecured SPA, the Company issued MHL warrants to purchase 101,588 shares of the Class A Common Stock at an exercise price of $71.40 per share, subject to anti-dilution ratchet price protection, exercisable for seven years from the date of issuance (see Note 10, Stockholders' Equity and Note 7, Notes Payable). During the nine months ended September 30, 2023 MHL converted $18.7 million of gross principal balances in exchange for 72,353,608 shares of the Class A Common Stock. In connection with the conversion of Unsecured SPA Notes, the Company recognized a $17.2 million Loss on settlement of related party notes payable, during the nine months ended September 30, 2023, for the difference between the fair value of the shares issued and the fair value of the debt instrument.
Related party notes payable issued pursuant to the Unsecured SPA consist of the following as of September 30, 2023:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
MHL - Unsecured SPA Note	August 2029	10% - 15%	$3,323	$223	$(601)	$2,945
Related Party Notes - China
As of April 1, 2023, the Company has been in breach of its debt agreement with, and contractual obligation to make interest payments to, Chongqing Leshi Small Loan Co., Ltd., a related party, with an outstanding principal balance of $4.5 million. As a result of the default, the interest rate on the outstanding principal balance has increased to a rate of 18% per annum until the event of default is no longer applicable. The Company recorded $0.1 million and $0.1 million in interest expense in related party interest expense during the three and nine months ended September 30, 2023, respectively.
Fair Value of Related Party Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s related party notes payable not carried at fair value approximated their carrying value as of September 30, 2023 and December 31, 2022, respectively.
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of related party notes payable as of September 30, 2023 were as follows:

(in thousands)
Due on demand	$3,759
2023	5,071
2029	3,323
$12,153

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
FF Global Partners LLC (“FFGP”) Expense Reimbursements and Consulting Fees
On January 31, 2023, the Company entered into a supplemental agreement to a preliminary term sheet (the “Term Sheet” and with such supplemental agreement, the “Supplemental Agreement”) with FFGP, pursuant to which the parties agreed, due to the high amount of FFGP’s out-of-pocket legal fees and expenses incurred in connection with its financing efforts, to amend the Term Sheet to increase the cap for legal fees and expenses from $0.3 million to $0.7 million. The Company agreed to pay the remaining $0.4 million of the fees owed to FFGP as follows: (i) $0.2 million within one business day of execution of the Supplemental Agreement, and (ii) $0.2 million within one business day of consummation of new financing by the Company in an amount not less than $5.0 million or an earlier date approved by the Board. Pursuant to the Term Sheet, as amended by the Supplemental Agreement, the Company paid FFGP $0.2 million on each of February 1, 2023 and February 6, 2023. On April 8, 2023, the Company reimbursed FFGP for $0.2 million related to legal expenses incurred by FFGP in connection with the Sixth Secured SPA Amendment. In addition, on April 10, 2023 and May 31, 2023, the Company reimbursed FFGP for $0.1 million and $0.3 million related to legal expenses incurred by FFGP in connection with the Unsecured Financing.
In early February 2023, FFGP requested from the Company legal expense reimbursement of $6.5 million for costs incurred related to the governance changes at the Company, which was not approved by the Board as of the date the Condensed Consolidated Financial Statements were issued. FFGP may in the future continue to request additional expense reimbursements and indemnification from the Company.
On March 6, 2023, the Company entered into a consulting service agreement with an effective date of February 1, 2023 with FF Global (the “Consulting Services Agreement”), according to which the Company agreed to pay a monthly consulting fee of $0.2 million to FF Global for the following services:
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
Either party may terminate the Consulting Services Agreement upon one month prior written notice to the other party. Upon any termination of the Consulting Services Agreement, the Company shall promptly pay FF Global any accrued but unpaid fees hereunder and shall reimburse FF Global for any unreimbursed expenses that are reimbursable hereunder. In addition, FF Global is entitled to reimbursement for all reasonable and documented out-of-pocket travel, legal, and other out-of-pocket expenses incurred in connection with their services, which expenses shall not exceed $0.1 million without the prior written consent of the Company. The Company paid $0.9 million and $1.4 million, respectively, to FF Global during the three and nine months ended September 30, 2023, pursuant to the Consulting Services Agreement.
Advertising Services Payable to Leshi Information Technology Co., Ltd. (“LeTV”)
The Company has recorded a payable to LeTV within Accrued expenses and other current liabilities in the amount of $7.0 million and $7.0 million as of September 30, 2023 and December 31, 2022, respectively, in connection with advertising services provided to the Company in prior years. LeTV is a Shanghai Stock Exchange-listed public company founded and controlled by Mr. Yueting Jia, the Company’s founder and Chief Product and User Ecosystem Officer.
X-Butler previously known as Warm Time Inc. (“Warm Time”) and Ocean View Drive Inc. (“Ocean View”) Transactions
The Company leased two real properties, located in Rancho Palos Verdes, California (the “Rancho Palos Verdes Properties”), from X-Butler from January 1, 2018 through March 31, 2022. X-Butler in turn leased the Rancho Palos Verdes Properties from Mr. Jia. The Rancho Palos Verdes Properties were used by the Company to provide long-term or temporary housing to employees of the Company (including Dr. Carsten Breitfeld, former Global Chief Executive Officer (“CEO”) of the

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Company). According to the agreement between the parties, the Company paid X-Butler for rent and certain services, including catering, room services and organization of meetings, external gatherings and events, for the Rancho Palos Verdes Properties.
In each of the three and nine months ended September 30, 2023 X-Butler invoiced the Company approximately $0.1 million, for rent and business development services rendered to the Company and its executives. In each of the three and nine months ended September 30, 2022 the Company paid to X-Butler less than $0.1 million, for rent and business development services rendered to the Company and its executives.
As part of its relationship with the Company, X-Butler also served as the conduit for certain loans from Ocean View, an entity formerly controlled by Mr. Jia and now wholly owned by the spouse of Mr. Ruokun Jia, who is the former Assistant Treasurer of the Company and Mr. Jia’s nephew. The loan principal was repaid to the Company in prior years and accrued interest on such loans remains outstanding as of September 30, 2023 and December 31, 2022 in the amount of $0.2 million and $0.2 million, respectively.
In prior years, the Company advanced funding to Ocean View for various real estate purchases, including the Rancho Palos Verdes Properties, and related expenses. As of September 30, 2023 and December 31, 2022, the Company had a receivable in the amount of $0.9 million and $0.9 million, respectively, due from Ocean View recorded in Deposits in the Condensed Consolidated Balance Sheets.
On February 9, 2023, the Company made a payment of approximately $0.2 million on behalf of Ocean View, an indemnified co-defendant, in connection with a seizure of funds related to the outstanding judgment in ongoing litigation, also involving Han’s San Jose Hospitality, LLC. Ocean View fulfilled its payment obligation under the settlement arrangement of such litigation, but the Company did not make its payment on the outstanding judgment which caused such seizure of funds of Ocean View. See Note 9, Commitments and Contingencies, for more information. Following such seizure, the Company paid the outstanding judgment and all accrued interest. The Company received the return of such indemnification payment in April 2023.
Other Related Party Transactions
The Company pays for a vehicle lease totaling less than $0.1 million annually on behalf of Mr. Jia, the Company’s founder and Chief Product and User Ecosystem Officer.
The Company owes a total of $0.4 million and $0.1 million to various related parties as of September 30, 2023 and December 31, 2022, respectively, which is included in Accounts Payable within the Condensed Consolidated Balance Sheets.
9.    Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
As of September 30, 2023 and December 31, 2022, the Company had accrued legal contingencies of $21.8 million and $18.9 million, respectively, recorded within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable. For the legal matters involving third-party vendors, such as suppliers and equipment manufacturers, the Company recorded an accrual in Accounts payable in the Condensed Consolidated Balance Sheets based on the amount invoiced by such vendors, which represents the minimum amount of loss out of the range of potential outcomes in accordance with ASC 450-20-30-1, Liabilities – Contingencies – Loss Contingencies – General.
Settlements
In October 2023, the Company agreed, in principle, to settle a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company denies all allegations but deemed a settlement to be in its best interest based on the facts and circumstances of the case and recommendation of a neutral mediator. The settlement agreement provides for a non-reversionary cash payment of $7.5 million for the benefit of the settlement class in exchange for the release of all claims asserted against the Company by the lead plaintiffs. On November 7, 2023, preliminary

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
approval for the settlement was granted, consequently, the Company and plaintiffs will move forward with the settlement process.
Derivative Actions
In March 2022, two putative derivative lawsuits alleging violations of the Exchange Act and various common law claims were filed in the United States District Court, Central District of California, and were subsequently consolidated (“California Federal Derivative Action”). The California Federal Derivative Action was stayed pending resolution of certain proceedings in the putative class action. The stay expired in February 2023 and plaintiffs filed a verified consolidated amended complaint on June 2, 2023. Defendants filed motions to dismiss on September 15, 2023. Plaintiffs must file any response in opposition to the motions to dismiss on or before November 22, 2023, and Defendants must file any reply in support of their motions to dismiss on or before December 21, 2023.
Additionally, in April 2022, two putative derivative lawsuits alleging violations of the Exchange Act and various common law claims were filed in the United States District Court, District of Delaware (the “Delaware Federal Derivative Actions”). The Delaware Derivative Actions were stayed pending resolution of certain proceedings in the putative class action and currently remain stayed.
In June 2023, an additional putative derivative lawsuit alleging common law claims was filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”).
Given the early stages of the legal proceedings in the above derivative actions, it is not possible to predict the outcome of the claims.
Consolidated Delaware Class Action
In June 2022, a verified stockholder class action lawsuit alleging breaches of fiduciary duties was filed in the Court of Chancery (the “Yun Class Action”). In September 2022, a verified stockholder class action lawsuit alleging breaches of contract and fiduciary duties, and aiding and abetting alleged breaches of fiduciary duties, in connection with disclosures and stockholder voting leading up to the Business Combination was filed in the Court of Chancery (the “Cleveland Class Action”). The Yun Class Action and Cleveland Class Action were consolidated and the complaint in the Cleveland Class Action was designated as the operative pleading (the “Consolidated Delaware Class Action”). On April 7 2023, the defendants filed opening briefs in support of their respective motions to dismiss the complaint. Plaintiffs filed an omnibus answering brief in opposition to defendants’ motions to dismiss on September 26, 2023. Defendants must file any reply in support of the motions to dismiss on or before December 5, 2023. Given the early stages of the legal proceedings in the Consolidated Delaware Class Action, it is not possible to predict the outcome of the claims.
Palantir Technologies, Inc. (“Palantir”)
In July 2023, Palantir filed a demand for arbitration against the Company alleging the Company has refused to make payments under the July 12, 2021 Master Subscription Agreement (“MSA”), asserting claims for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment, for damages totaling $41.5 million. On August 4, 2023, the Company submitted its response to Palantir’s arbitration demand, including both a general denial of all allegations and affirmative defenses. Given the early stage of the legal proceeding, it is not possible to predict the outcome of the claims.
Other Legal Matters
In January 2023, Riverside Management Group, LLC (“Riverside”) filed a complaint seeking to enforce its alleged contractual right to the advancement of costs and expenses, including attorneys’ fees, it has and will incur as a named defendant in the Consolidated Delaware Class Action under its October 13, 2020 transaction services agreement with the PSAC Sponsor, LLC. The Company agreed to conditionally advance to Riverside the reasonable attorneys’ fees and costs it incurs in defense of the Consolidated Delaware Class Action, subject to, and in express reservation of, the Company’s right to recover all such fees and expenses following disposition of the Consolidated Delaware Class Action. Given the early stage of the legal proceeding, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.

FF has received correspondence from each of Senyun, MHL and VW alleging that the Company had entered into oral agreements to compensate those investors for any losses in connection with converting their notes into shares of Class A

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Common Stock in order to support the Company’s proposals at its August 2023 special stockholders meeting. The Company is unaware of any such oral agreements and is contesting these claims on multiple grounds. Given the early stage of the legal proceeding, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.

Other than disclosed herein, as of the date hereof FF is not a party to any legal proceedings the outcome of which, if determined adversely to FF, would individually or in the aggregate be reasonably expected to have a material adverse effect on FF’s business, financial condition, or results of operations.
Special Committee Investigation
In November 2021, the Board established a special committee of independent directors (“Special Committee”) to investigate allegations of inaccurate Company disclosures, including those made in an October 2021 short seller report and whistleblower allegations, which resulted in FFIE being unable to timely file its third quarter 2021 Quarterly Report on Form 10-Q, Annual Report on Form 10-K for the year ended December 31, 2021, first quarter 2022 Quarterly Report on Form 10-Q and amended Registration Statement on Form S-1 (File No. 333-258993). The Special Committee engaged outside independent legal counsel and a forensic accounting firm to assist in its review. On February 1, 2022, FFIE announced that the Special Committee completed its review. On April 14, 2022, FFIE announced the completion of additional investigative work based on the Special Committee’s findings which were performed under the direction of the Executive Chairperson, reporting to the Audit Committee. In connection with the Special Committee’s review and subsequent investigative work, the following findings were made.
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

The investigation also found that certain individuals failed to cooperate and withheld potentially relevant information in connection with the Special Committee investigation. Among such individuals were non-executive officers or members of the management team of FF, and remedial action was taken with respect to such individuals based on the extent of non-cooperation and/or withholding of information. The failure to cooperate with the investigation was taken into consideration in connection with the remedial actions outlined below with respect to Mr. Jiawei (“Jerry”) Wang, and Mr. Matthias Aydt.

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
Based on the results of the Special Committee investigation and subsequent investigative work described above, the Board approved the following remedial actions designed to enhance oversight and corporate governance of the Company:
•The appointment of Ms. Susan Swenson, a former member of the Board, to the then newly created position of Executive Chairperson of FF;
•Dr. Carsten Breitfeld, FF’s former Global CEO, reporting directly to Ms. Swenson and receiving a 25% annual base salary reduction;
•The removal of Mr. Jia as an executive officer, although continuing in his position as Chief Product and User Ecosystem Officer of FFIE. Certain dual-reporting arrangements were eliminated with respect to Mr. Jia, and he was required to report directly to Ms. Swenson, a non-independent director nominated by FFGP. Mr. Jia also received a 25% annual base salary reduction, and his role was limited from a policy-making position to focusing on (a) product and mobility ecosystem and (b) Internet, Artificial Intelligence (“I.A.I.”), and advanced research and development (“R&D”) technology. On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board approved Mr. Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Chen, subject to processes and controls to be approved by the Board after consultation with the Company’s management. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act;
•Mr. Aydt, former Senior Vice President, Business Development and Product Definition of FFIE, and current Global Chief Executive Officer and a director of FFIE, being placed on probation as an executive officer for a six-month period, during which period he remained a non-independent member of the Board, which probationary period has since ended;
•The appointment of Mr. Jordan Vogel as Lead Independent Director; certain changes to the composition of Board committees, including Mr. Brian Krolicki stepping down from his role as Chairman of the Board and Chair of the Nominating and Corporate Governance Committee and becoming a member of the Audit and Compensation Committees of the Board; Mr. Jordan Vogel stepping down from the Nominating and Corporate Governance Committee; and Mr. Scott Vogel becoming the Chair of the Audit Committee and the Nominating and Corporate Governance Committee of the Board;
•The suspension without pay of Mr. Wang, former Vice President, Global Capital Markets, who subsequently notified the Board of his decision to resign from FF on April 10, 2022;
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
•The hiring of a Chief Compliance Officer, who reports on a dotted line to the Chair of the Audit Committee, and assessing and enhancing FF’s compliance policies and procedures. The Company hired a Compliance Officer with the title of Deputy General Counsel in March 2023, who reports on a dotted line to the Chair of the Audit Committee, and is actively looking to hire a Chief Compliance Officer;
•The implementation of a comprehensive training program for all directors and officers regarding, among other things, internal FF policies;

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
•The separation of Mr. Jarret Johnson, FF’s Vice President, General Counsel and Secretary; and in other disciplinary actions and terminations of employment with respect to other FF employees (none of whom is an executive officer).

As of September 30, 2023, FF is continuing to implement certain of the remedial actions approved by the Board. However, certain of these remedial actions are no longer in effect and no assurance can be provided that those remedial measures that continue to be implemented will be implemented in a timely manner or at all, or will be successful to prevent inaccurate disclosures in the future. Additionally, pursuant to the agreement between FF Global and FFGP, on September 23 2022, FF has implemented certain governance changes, including Board composition and leadership, that impact certain of the above-discussed remedial actions.

SEC and DOJ Investigations

As previously reported, the Company is subject to investigation by the SEC dealing with matters related to the Special Committee investigation, the Company’s transactions with Senyun, timing of the Company’s deliveries, and the consulting and sales agreements with the first three users of the FF 91 Futurist. FF is cooperating fully with the SEC’s investigation, including responding to multiple subpoenas and requests for information. The outcome of such an investigation is difficult to predict. FF has incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with the SEC investigation. At this stage, FF is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss.

In addition, in June 2022, FF received a preliminary request for information from the Department of Justice (“DOJ”) in connection with the matters that were the subject of the Special Committee investigation. FF has responded to that request and intends to fully cooperate with any future requests from the DOJ.
The Palantir License
In July 2021, the Company and Palantir entered into the MSA that sets forth the terms of the Palantir’s platform hosting arrangement. Under the MSA, the Company committed to pay a total of $47.0 million of hosting fees over a six-year term, $5.3 million of which was paid in 2021. The software is cloud hosted for the entirety of the subscription term and the Company cannot take possession of the software. Accordingly, the Company determined that the MSA represents a hosting arrangement that is a service contract. The Company recognizes hosting costs on a straight-line basis over the agreement term.
In connection with the MSA, the Company has recorded $12.3 million and $2.5 million as of September 30, 2023 and December 31, 2022, respectively, in Accounts payable and recorded $3.0 million as of December 31, 2022 in Accrued expenses and other current liabilities. During the three months ended September 30, 2023 and 2022, the Company recognized expense of $2.0 million and $2.0 million, respectively, related to the MSA. During the nine months ended September 30, 2023 and 2022, the Company recognized expense of $5.9 million and $5.9 million, respectively, related to the MSA.
10.    Stockholders’ Equity
Amendments to the Company’s Certificate of Incorporation
On the Closing Date of the Business Combination, the Company’s stockholders adopted the Company’s Second Amended and Restated Certificate of Incorporation. The amendment set forth the rights, privileges, and preferences of the Class A Common Stock and 6,562,500 shares of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”). The amendment authorizes the issuance of 10,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”) with such designations, rights and preferences as may be determined from time to time by the Board. The Board is empowered, without stockholder approval, to issue the Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock; provided that any issuance of Preferred Stock with more than one vote per share will require the prior approval of the holders of a majority of the outstanding shares of Class B Common Stock.
At a special meeting of the Company’s stockholders held on November 3, 2022, stockholders approved, among other things, an increase to the number of the Company’s authorized shares of Common Stock and Preferred Stock from 20,312,500 to 26,750,000. On November 22, 2022, the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the increase.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
At a special meeting of the Company’s stockholders held on February 28, 2023, the Company’s stockholders approved a further increase to the number of the Company’s authorized shares of Class A Common Stock from 10,187,500 to 21,125,000, increasing the Company’s total number of authorized shares of Common Stock and Preferred Stock from 26,750,000 to 37,687,500. On March 1, 2023, the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect such amendment.
Additionally, at a special meeting of the Company’s stockholders held on August 16, 2023, the Company’s stockholders approved a proposal authorizing the Board to effect a reverse stock split of the outstanding Common Stock at a range between 1-for-2 and 1-for-90 shares of outstanding Common Stock, and a proposal stating that a reverse stock split is implemented at a ratio of 1-for-8 or greater, the Company will amend its Second Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of the Common Stock to a number equal to 12,355,000,000 divided by the reverse stock split ratio determined by the Board. On August 22, 2023, the Board approved the Reverse Stock Split ratio. Accordingly, on August 24, 2023, the Company filed the Third Amended and Restated Certificate of Incorporation of the Company to effect the Reverse Stock Split and to set the number of authorized shares of Common Stock to 154,437,500 (which is 12,355,000,000 divided by 80, the Reverse Stock Split ratio). As a result, effective August 25, 2023, every 80 shares of the issued and outstanding Common Stock were converted into one share of Common Stock, without any change in par value per share, and the authorized shares of Common Stock were reduced to 154,437,500, composed of (i) 147,875,000 shares of Class A Common Stock and (ii) 6,562,500 shares of Class B Common Stock. No fractional shares of Common Stock were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have received a fractional share were instead issued a full share in lieu of such fractional share.
The Class A Common Stock began trading on The Nasdaq Capital Market on a split-adjusted basis at the opening of trading on August 28, 2023 under the symbol “FFIE” with a new CUSIP number (307359 505). The Company’s Public Warrants continue to be traded on the Nasdaq Capital Market under the symbol “FFIEW” and the CUSIP number for the warrants remains unchanged.
Series A Preferred Stock
On June 16, 2023, in connection with a purchase agreement entered into with Mr. Chen, the Company’s Global CEO at that time, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series A Certificate of Designation designates one share of the Company’s Preferred Stock as Series A preferred stock, par value $0.0001 per share (the “Series A Preferred”) and establishes and designates the preferences, rights and limitations thereof. The closing of the sale and purchase of the share of Series A Preferred was completed on June 16, 2023 for a purchase price of $100.00.
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
The Series A Preferred may not be transferred at any time prior to stockholder approval of a reverse stock split without the prior written consent of the Board. The outstanding share of Series A Preferred will be redeemed in whole, but not in part, for a redemption price of $100.00, payable out of funds lawfully available therefor, (i) if such redemption is ordered by the

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion, or (ii) automatically immediately following the approval by the Company’s stockholders of a reverse stock split. The Series A Preferred was redeemed for $100.00 following the August 16, 2023 special meeting of the Company’s stockholders.
Warrants
Period End Warrant Information
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of September 30, 2023 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
SPA Warrants	1,654,726	$1.64	Various through September 30, 2030
Ares warrants	4,096,242	$1.64	August 5, 2027
Public Warrants	294,263	$920.00	July 21, 2026
Private Warrants	1,390	$920.00	July 21, 2026
Total	6,046,621
During the nine months ended September 30, 2023, 754,945 warrants were exercised to purchase 639,109 shares of Class A Common Stock for cash proceeds of $4.1 million. Certain of the warrants were exercised pursuant to a cashless exercise feature whereby 115,836 warrant shares were surrendered as the purchase price.
The number of outstanding warrants to purchase Class A Common Stock as of December 31, 2022 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
SPA Warrants	4,330,664	$18.40	Various through September 23, 2029
ATW NPA Warrants(1)	960,056	$18.40	Various through August 10, 2028
Ares warrants	368,183	$18.20	August 5, 2027
Public Warrants	294,263	$920.00	July 21, 2026
Private Warrants	1,390	$920.00	July 21, 2026
Total	5,954,556
(1) The ATW NPA Warrants were fully exercised during the nine months ended September 30, 2023, through which the Company received aggregate proceeds of $0.3 million that was recorded as an increase to Additional paid-in capital.
Insufficient Authorized Shares
From time to time, certain of the Company’s equity-linked financial instruments may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to the Company having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. In such case, the Company applies a sequencing policy under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary due to the Company’s inability to demonstrate it has sufficient authorized shares to settle the equity-linked financial instrument in shares, the Company will reclassify contracts that have overlapping settlement dates with the latest inception date as derivative instruments. The contracts reclassified as derivative instruments are recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification were settled or the Company has sufficient authorized, unissued shares to settle such contracts with shares. The Company has elected to apply the same sequencing policy for share-based compensation arrangements if the Company granted share-based payment arrangements where the Company may have insufficient shares to settle the contract.
As of December 31, 2022, the Company reclassified the earnout shares from equity classification to liability classification as a result of the Company having insufficient authorized shares to share-settle the earnout, which was previously determined to be equity classified under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. As a result of the

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
reclassification, the Company reclassified $2.3 million out of Additional paid-in capital into the Earnout liability, which is included in Other current liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2022.
As of December 31, 2022, the Company reclassified 672,758 shares of outstanding share-based payment arrangements from equity classification to liability classification as a result of the Company having insufficient authorized shares to settle the share-based payment arrangements when the awards vest or are exercised. As a result of the reclassification, the Company reclassified an amount of $4.0 million out of Additional paid-in capital into Share-based payment liability, which is included in Other current liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2022.
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
As a result of the Reverse Stock Split and the related increase in the number of available authorized shares of Class A Common Stock, effective August 25, 2023 the Company has sufficient authorized shares of Class A Common Stock to fully settle its equity-linked financial instruments in shares. Accordingly, on August 25, 2023, the Company reclassified the fair value of the Earnout liability of $1.4 million and the fair value of the Share-based payment liability of $2.0 million into Additional paid-in capital. Refer to the table summarizing the activity of Level 3 fair value measurements in Note 12 for the changes in fair value of the Earnout liability and the Share-based payment liability recognized in periods when they were thus classified.
Salary Deduction and Stock Purchase Agreement
On September 21, 2023, certain executive officers of the Company entered into Salary Deduction and Stock Purchase Agreements (collectively, the “Purchase Agreement”) with the Company. Under the Purchase Agreement, on each payroll date after the receipt of stockholder approval of the Purchase Agreement, the officer has agreed to authorize the Company to deduct 50% of the officer’s after-tax base salary. This deducted amount will be used to purchase a number of shares of Class A Common Stock determined using the VWAP (as defined in the Purchase Agreement) of Class A Common Stock per share on the applicable payroll date. Pursuant to the Purchase Agreement, the officer may decrease the amount of the deduction upon notice to the Board. No shares have been purchased under the Salary Deduction and Stock Purchase Agreements as of September 30, 2023.
11.    Stock-Based Compensation
2021 Stock Incentive Plan (“2021 SI Plan”)
In July 2021, the Company adopted the 2021 SI Plan. The 2021 SI Plan allows the Board to grant incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for Class A Common Stock to employees, directors, and non-employees. At the special meeting held on August 16, 2023, the Company’s stockholders approved (among other proposals) an amendment to the 2021 SI Plan to increase the number of shares of Class A Common Stock available for issuance under the 2021 SI Plan by an additional 2,584,825 shares.
As a result of the Reverse Stock Split, the number of shares of Class A Common Stock reserved for issuance under the 2021 SI Plan, the Company’s Equity Incentive Plan, and the Company’s Special Talent Incentive Plan (the “Plans”), as well as the number of shares subject to the then-outstanding awards under each of the Plans, were proportionately adjusted, using the 1-for-80 ratio, rounded down to the nearest whole share. In addition, the exercise price of the then-outstanding stock options under each of the Plans was proportionately adjusted, using the 1-for-80 ratio, rounded up to the nearest whole cent.
As of September 30, 2023 and December 31, 2022, the Company had 3,352,775 and 303,156 shares of Class A Common Stock available for future issuance under its 2021 SI Plan.
SOP/SOD Incentive Plan
On February 23, 2023, the Board approved the Company’s SOP/SOD Incentive Plan (“Incentive Plan”) granting: (i) cash bonuses to all active employees of the Company that began employment at the Company prior to December 31, 2022 upon the commencement of the start of production of the Company’s FF 91 Futurist on or prior to March 31, 2023 and (ii) cash bonuses and equity incentive awards to all active employees of the Company that began employment at the Company prior to December

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
31, 2022 upon the commencement of the start of delivery of the Company’s FF 91 Futurist on or prior to April 30, 2023 (“Delivery Condition”).
On August 17, 2023, the Board approved an amendment to the Incentive Plan (“Incentive Plan Amendment”) to reflect the updated timing of the previously announced FF 91 2.0 Futurist Alliance phase two of its Delivery Plan from the end of April 2023 to the end of the second quarter 2023 and subsequently to August 2023. The Incentive Plan Amendment is available to all active employees of the Company that began employment at the Company prior to July 1, 2023 and reduced the cash bonuses and milestone based restricted stock units (“RSUs”) by 10% for the internal Company sign-off on requirements to commence phase two of the Company’s Delivery Plan on or prior to July 31, 2023 (“New Delivery Condition”). Pursuant to the Incentive Plan Amendment, RSU awards will be granted after the Company has sufficient additional shares available for such issuance (“Share Issuance Condition”) and cash bonuses will be paid once the Company has received an additional $15.0 million in financings.
The Incentive Plan Amendment includes the grant of RSUs to certain executive officers of the Company upon the Company’s satisfaction of the New Delivery Condition and the Share Issuance Condition with a grant date fair market value of approximately $8.0 million, subject to vesting in three annual installments on the first three anniversaries of the grant date, generally subject to the applicable executive’s continuous employment through each applicable vesting date. In addition, subject to the Share Issuance Condition, upon the satisfaction of the New Delivery Condition and continuing for an eight-year period, certain executive officers will annually receive a grant of fully-vested RSUs with a grant date fair market value of $0.78 million, subject to their continued employment through each grant date of the award.
During the three and nine months ended September 30, 2023, the Company recognized $0.7 million of cash bonus expense under the Incentive Plan. As a result of the Share Issuance Condition not yet being met, no RSUs have been granted under the Incentive Plan.
Other than the above, during the nine months ended September 30, 2023, the Company granted:
•0.04 million stock options which had a weighted-average grant date fair value of $86.40 per share. 25,000 stock options vest ratably over eight years. 12,500 stock options commenced vesting on March 29, 2023 upon the start of production of the FF 91 Futurist Alliance at its FF ieFactory California, and 25% of such stock options will vest on each of the first four one-year anniversaries of the vesting start date. As of September 30, 2023, the total remaining stock-based compensation expense for unvested stock options was $0.7 million, which is expected to be recognized over a weighted-average period of 2.85 years.
•0.08 million RSUs, which had a weighted-average grant date fair value of $75.52 per share, and 0.01 million performance share units (“PSUs”), which had a weighted-average grant date fair value of $86.40 per share. The substantial majority of the RSUs will vest ratably over four years. The PSUs will commence vesting upon the start of delivery of the FF 91 Futurist Alliance, and 25% of such PSUs will vest on each of the first four one-year anniversaries of the vesting start date. As of September 30, 2023, the total remaining stock-based compensation expense for unvested RSU’s was $1.7 million, which is expected to be recognized over a weighted-average period of 4.24 years.
The following table presents stock-based compensation expense included in each respective expense category in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$(358)	$1,831	$6,616	$6,532
Sales and marketing	(33)	236	786	861
General and administrative	(79)	603	1,504	1,751
	$(470)	$2,670	$8,906	$9,144
Included in stock-based compensation expense for the three months ended September 30, 2023 is a $0.7 million gain related to when the Company’s share-based payment awards were classified as liabilities from July 1, 2023 through August 25, 2023. Included in stock-based compensation expense for the nine months ended September 30, 2023 is $4.1 million related to

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
when the Company’s share-based payment awards were classified as liabilities from time to time during the nine months ended September 30, 2023.
12.    Fair Value of Financial Instruments
Fair Value Measurements
The Company applies the provisions of ASC 820, Fair Value Measurement, which defines a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurements. The provisions of ASC 820, Fair Value Measurement relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring and nonrecurring basis. The standard clarifies that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
Notes Payable
The Company has elected to measure certain notes payable and related party notes payable at fair value. Specifically, the SPA Notes as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 7, Notes Payable). The Company used a binomial lattice model and discounted cash flow methodology to value the SPA Notes. The significant assumptions used in the models include the volatility of the Class A Common Stock, the Company’s expectations around the full ratchet trigger, the Company’s debt discount rate based on a CCC rating, annual dividend yield, and the expected life of the instrument. Fair value measurements associated with the notes payable represent Level 3 valuations under the fair value hierarchy.
The fair value adjustments related to notes payables were recorded in Change in fair value measurements on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
SPA Warrants
The Company has elected to measure the SPA Warrants at fair value. The Company uses a Monte Carlo simulation model to measure the fair value of the SPA Warrants, where the significant assumptions used include the volatility of the Company’s Class A Common Stock, the Company’s expectations around the full ratchet trigger, the contractual term of the SPA Warrants, the risk-free rate and annual dividend yield. Fair value measurements associated with the liability-classified warrants represent Level 3 valuations under the fair value hierarchy.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
SEPA
Since November 14, 2022, the Company has had the right, but not the obligation, to issue and sell to Yorkville up to $200.0 million in shares of Class A Common Stock. The Company determined that SEPA represents a derivative financial instrument under ASC 815, Derivatives and Hedging, which should be recorded at fair value at inception and each reporting date thereafter. The financial instrument was classified as a derivative asset with a fair value of zero as of September 30, 2023 and December 31, 2022.
Liabilities due to Insufficient Authorized Shares
From time to time, certain of the Company’s equity-linked financial instruments may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to the Company having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. See Note 10, Stockholders' Equity .
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities[1]	$—	$—	$1,730
Notes payable[1]	—	—	95,445
1 Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$—	$—	$92,833
Notes payable	—	—	26,008
Earnout shares liability	—	—	2,250
Share-based payment liabilities	—	—	3,977

There were not any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the nine months ended September 30, 2023. The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, accounts payable, accrued liabilities and current notes payable approximate fair value because of their short-term nature or contractually defined value.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the activity of Level 3 fair value measurements:

(in thousands)	Warrant Liabilities[1]	Notes Payable[1]	Earnout Shares Liability	Liability for Insufficient Authorized Shares Related to Stock Options and RSUs
Balance as of December 31, 2022	$92,833	$26,008	$2,250	$3,977
Additions	41,068	211,088	—	—
Net disposal pursuant to Warrant Exchange	(16,506)	—	—	—
Exercises	(47,202)	—	—	—
Debt extinguishments	1,317	13,078	—	—
Change in fair value measurements	(69,780)	(28,235)	2,033	—
Payments of notes payable, including periodic interest	—	(1,167)	—	—
Stock-based compensation expense	—	—	—	4,067
Reclassification from liability to equity on February 28, 2023	—	—	(5,014)	(8,979)
Reclassification from equity to liability on April 21, 2023	—		2,112	2,978
Reclassification from liability to equity on August 25, 2023			(1,381)	(2,043)
Conversions of notes to Class A Common Stock	—	(125,327)	—	—
Balance as of September 30, 2023	$1,730	$95,445	$—	$—
1 Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.
13.    Net Loss per Share
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
The net loss per common share was the same for the Class A Common Stock and Class B Common Stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Because the Company reported net losses for all periods presented, all potentially dilutive Common Stock equivalents were determined to be antidilutive for those periods and have been excluded from the calculation of net loss per share.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock attributable to Common Stock stockholders because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares issuable upon conversion of SPA Notes and settlement of make-whole provisions	89,569,362	1,110,705	89,569,362	1,110,705
Shares issuable upon exercise of SPA Warrants	1,654,726	884,681	1,654,726	884,681
Other warrants	4,096,242	17,863	4,096,242	17,863
Stock-based compensation awards – Options	428,081	473,659	428,081	473,659
Stock-based compensation awards – RSUs	177,650	—	177,650	—
Public warrants	294,263	292,200	294,263	292,200
Private warrants	1,390	3,452	1,390	3,452
Total	96,221,714	2,782,560	96,221,714	2,782,560
14.    Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Condensed Consolidated Financial Statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.
Conversion of Notes Payable into Class A Common Stock
Between October 2, 2023 and November 9, 2023, the Purchasers converted portions of the aggregate principal amount of $9.4 million notes payable into 10,570,266 shares of Class A Common Stock including aggregate principle amount of $1.5 million of related party notes payable (MHL) into 1,781,682 shares of Class A Common Stock.
Sale Leaseback Transaction
On October 19, 2023, Faraday&Future Inc. (the “Tenant”), a subsidiary of FFIE, entered into a sale leaseback transaction whereby it has exercised its option to purchase the FF ieFactory California and simultaneously completed a sale leaseback to Ocean West Capital Partners (“Landlord”) pursuant to that certain Lease Agreement, dated as of October 19, 2023, by and between the Tenant and 10701 Idaho Owner, LLC (the “Lease Agreement”). The Lease Agreement also allows the Tenant to access to up to $12.0 million of tenant improvement allowance for the FF ieFactory California. The new lease will be for a term of five years, with a monthly lease rate of $0.4 million, with a five-year extension option, and the Tenant has an option to purchase the fee interest in the FF ieFactory California at any time after the second year of the lease term. Furthermore, the Tenant has a right of first offer to purchase the FF ieFactory California in the event Landlord desires to sell the FF ieFactory California.
Unsecured SPA Funding
In October 2023, VW and MHL funded an additional portion of Unsecured SPA Notes. The Company received net proceeds of $1.8 million in exchange for such issuance.
At-the-Market Funding
Pursuant to the Sales Agreement, the Company has sold 14,273,045 shares of Class A Common Stock for a total gross proceeds of $16.6 million. The Company pays a fee of 3.5% of the gross sales price, to the Sales Agents and received $16.1 million net of this fee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to help the reader understand FF’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with FF’s Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q (this “Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to FF’s plans and strategy for FF’s business, includes forward-looking statements that involve risks and uncertainties. FF’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K/A filed on August 21, 2023 (“Form 10-K/A”), “Risk Factors” in this Report and “Cautionary Note Regarding Forward-Looking Statements” below. The objective of this section is to provide investors an understanding of the financial drivers and levers in FF’s business and describe the financial performance of the business.
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
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section titled “Risk Factors” in the Form 10-K/A, as updated in this Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” in the Form 10-K/A, as updated in this Report, may not be exhaustive.
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
On July 21, 2021, FF (f/k/a Property Solutions Acquisition Corp. (“PSAC”)), a Delaware corporation, consummated the previously announced business combination pursuant to an agreement and plan of merger, dated as of January 27, 2021 (as amended, the “Merger Agreement”), by and among PSAC, PSAC Merger Sub Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands and wholly-owned subsidiary of PSAC (“Merger Sub”), and FF Intelligent Mobility Global Holdings Ltd. (“Legacy FF”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Legacy FF, with Legacy FF surviving the merger as a wholly-owned subsidiary of the Company (the “Business Combination”).
Upon the consummation of the Business Combination, PSAC changed its name from Property Solutions Acquisition Corp. to Faraday Future Intelligent Electric Inc., and FF’s Class A common stock, par value $0.0001 per share (the Class A Common Stock”) and 287,220 public warrants (the “Public Warrants”) began trading on The Nasdaq Global Market under the ticker symbols “FFIE” and “FFIEW,” respectively.
With headquarters in Los Angeles, California, FF designs and engineers next-generation, intelligent, connected, electric vehicles. FF manufactures vehicles at its production facility in Hanford, California (the “FF ieFactory California”), with additional future production capacity needs addressed through a contract manufacturing agreement with Myoung Shin Co., Ltd. (“Myoung Shin”), an automotive manufacturer headquartered in South Korea. FF has additional engineering, sales, and operational capabilities in China and is exploring opportunities for potential manufacturing capabilities in China through a joint venture or other arrangements.
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
We believe the following combination of capabilities of FF’s products, technology, the recent upgrade to FF Product and Technology Upgrade Generation 2.0 (PT Gen 2.0), team, and business model distinguish FF from its competitors:
•FF has designed and developed a breakthrough mobility platform — its proprietary Variable Platform Architecture (“VPA”).
•FF’s propulsion system provides a competitive edge in acceleration and range, enabled by an expected industry-leading inverter design, and propulsion system.
•FF’s advanced Internet Artificial Intelligence (“I.A.I.”) technology offers high-performance computing, high speed internet connectivity, Over the Air (“OTA”) updating, an open ecosystem for third-party application integration, and a Level 3 autonomous driving-ready system, in addition to several other proprietary innovations that enable FF to build an advanced, highly-personalized user experience.
•Since inception, FF has developed a portfolio of intellectual property, established its proposed supply chain, and assembled a global team of automotive and technology experts and innovators to achieve its goal of redefining the future of the automotive industry. As of November 7, 2023, FF has been granted approximately 660 patents globally.
•FF’s B2C (business-to-customer) passenger vehicle pipeline over the next five years is planned to include the FF 91 series, the FF 81 series, and the FF 71 series.
•FF believes that the FF 91 Futurist ( the “FF 91,” “FF 91 Futurist,” or “FF 91 2.0 Futurist Alliance”) will be the first ultra-luxury electric vehicle to offer a highly-personalized, fully-connected user experience for driver and passengers. FF started production on the first FF 91 futurist and delivered the first FF 91 2.0 Futurist Alliance in the first half of 2023.

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
All FF vehicles are expected to be available for sale in the U.S. and China, with potential expansion to European markets.
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
Segment Information
On February 26, 2023, after an assessment by the board of directors of the Company (the “Board”) of the Company’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced research and development (“R&D”) technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Chen, subject to processes and controls to be determined by the Board after consultation with the Company’s management. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act.
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
On September 16, 2023, Mr. Chen notified the Company of his decision to resign from his position as Global CEO of the Company and as a member of the Board effective September 29, 2023. On September 21, 2023, the Board appointed Mattias Aydt to succeed Mr. Chen as Global Chief Executive Officer and as a member of the Board, effective September 29, 2023. The change in the Company’s Global CEO has not impacted the Company’s prior determination that its co-CODM's are both its Global CEO and Founder.

Recent Developments
Recent Governance Developments
•On August 4, 2023, the Board appointed Mr. Lev Peker as a member of the Board and as a member and Chair of the Audit Committee of the Board to fill the vacancy on the Board and Audit Committee created by Mr. Adam (Xin) He’s resignation from the Board on July 31, 2023. In connection with Mr. He’s resignation, and to comply with the Nasdaq Stock Market LLC (“Nasdaq”) Listing Rule 5605(c)(4)(B), on August 2, 2023, the Company notified Nasdaq that the Company no longer complied with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605 as the Board was not comprised of a majority of independent directors as required by Nasdaq Listing Rule 5605(b)(1) and the Audit Committee was not comprised of at least three independent directors as required by Nasdaq Listing Rule 5605(c)(2)(A), which noncompliance was subsequently cured by the appointment of Mr. Peker as a member of the Board and as a member of the Audit Committee. In response to the Company’s notice, Nasdaq issued a letter to the Company on August 4, 2023 indicating that, effective July 31, 2023, the Company no longer complies with Nasdaq’s independent director and audit committee requirements as set forth in Nasdaq Listing Rule 5605. As a result of the appointment of Mr. Peker as a member of the Board and as a member and chair of the Audit Committee, the Company regained compliance with the board independence requirements as set forth in Nasdaq Listing Rule 5605(b)(1) and the audit committee requirements as set forth in Nasdaq Listing Rule 5605(c)(2)(A).
•At a special meeting of the Company’s stockholders held on August 16, 2023, the Company’s stockholders approved a proposal authorizing the Board to effect a reverse stock split of the Company’s outstanding common stock, par value $0.0001 per share (the “Common Stock”) at a range between 1-for-2 and 1-for-90, and a proposal stating that if a reverse stock split is implemented at a ratio of 1-for-8 or greater, the Company will amend its Second Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of the Common Stock to a number equal to 12,355,000,000 divided by the reverse stock split ratio determined by the Board. On August 22, 2023, the Board approved a reverse stock split ratio of 1-for-80 of Common Stock (the “Reverse Stock Split”). Accordingly, on August 24, 2023, the Company filed the Third Amended and Restated Certificate of Incorporation of the Company to effect the Reverse Stock Split and to set the number of authorized shares of Common Stock, to 154,437,500 (which is 12,355,000,000 divided by 80, the Reverse Stock Split ratio). As a result, effective August 25, 2023, every 80 shares of the issued and outstanding Common Stock were converted into one share of Common Stock, without any change in par value per share, and the Company’s authorized shares of Common Stock were reduced to 154,437,500, composed of (i) 147,875,000 shares of Class A Common Stock and (ii) 6,562,500 shares of the Company’s Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”). No fractional shares of common stock were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have received a fractional share were instead issued a full share in lieu of such fractional share.
The Class A Common Stock began trading on The Nasdaq Capital Market on a split-adjusted basis at the opening of trading on August 28, 2023 under the symbol “FFIE” with a new CUSIP number (307359 505). The Company’s Public Warrants continue to be traded on the Nasdaq Capital Market under the symbol “FFIEW” and the CUSIP number for the warrants remains unchanged. However, every 80 warrants are now exercisable for one share of Class A Common Stock at an exercise price of $920.00 per share.
•On September 16, 2023, Mr. Chen notified the Company of his decision to resign from his position as Global CEO of the Company and as a member of the Board effective September 29, 2023. On September 21, 2023, the Board appointed Mr. Mattias Aydt to succeed Mr. Chen as Global Chief Executive Officer and as a member of the Board, effective September 29, 2023.
•On October 10, 2023, Ke Sun, a member of the Board notified the Company of her decision to resign as a director of the Company effective immediately.
Components of FF’s Results of Operations
Key Factors Affecting Operating Results
FF’s performance and future success depend on several factors that present significant opportunities but also pose risks and challenges including those discussed below and, in the section titled “Risk Factors” in the Form 10-K/A, as updated in this Report.
Production and Operations
FF expects to continue to incur significant operating costs that will impact its future profitability, including R&D expenses as it introduces new models and improves existing models; capital expenditures for the expansion of its manufacturing capacities; additional operating costs and expenses for production ramp-up; raw material procurement costs; general and administrative expenses as it scales its operations; interest expense from debt financing activities; and selling and distribution expenses as it builds its brand and markets its vehicles. FF may incur significant costs in connection with its services once it delivers the FF 91 Futurist, including servicing and warranty costs. FF’s ability to become profitable in the future will depend on its ability to successfully market its vehicles and control its costs.
As of September 30, 2023, FF has delivered only three vehicles to spire users. As a result, FF will require substantial additional capital to develop products and fund operations for the foreseeable future. Until FF can generate sufficient revenue from product sales, FF will fund its ongoing operations through a combination of various funding and financing alternatives, including equipment leasing and construction financing of the FF ieFactory California, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of its FF ieFactory California will impact FF’s ability to generate revenue. For additional discussion of the substantial doubt about FF’s ability to continue as a going concern, see Note 2, Liquidity and Capital Resources in the notes to the Condensed Consolidated Financial Statements and for further details on liquidity, please see the “Liquidity and Capital Resources” section below.
Revenue Recognition
Automotive Sales Revenue

We began the production of our FF 91 Futurist in March 2023 and started making deliveries to customers in August 2023.

Automotive sales revenue includes revenues related to deliveries of new vehicles, and specific other features and services including home charger, charger installation, twenty-four-seven roadside assistance, OTA software updates, internet connectivity and destination fees.

We recognize revenue on automotive sales upon delivery to the customer, which is when control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business indicated in the sales contract. OTA software updates are provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the good or service, third-party pricing of similar options and other information that may be available. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of our performance obligations. Our vehicle contracts do not contain a significant financing component.

We have entered into and may continue to enter into co-creator consulting agreements with our customers under which customers share feedback, driving data, ideas, experiences with our engineers, social media posts and other promotions in exchange for specified fees. We consider these arrangements consideration payable to a customer. The consideration paid to the customer relates to marketing and R&D services that are distinct and could be purchased by the Company from a separate third-party. We perform an analysis in which we maximize the use of observable market inputs to ascribe a fair value to these services and record the fair value of these services to sales and marketing expense or R&D expense, as applicable. Any consideration payable to a customer that is above the fair value of the distinct services being provided is treated as a reduction of revenue.

Customer Deposits
The Company’s customers may reserve a vehicle and preorder certain services by making a customer deposit, which is fully refundable at any time. Refundable deposits, for vehicle reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits (Accrued expenses and other current liabilities). Customer deposits were $3.3 million and $3.4 million as of September 30, 2023 and December 31, 2022, respectively. When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to the transfer of products or services by the Company. Such advance payments are considered non-refundable, and the Company defers revenue related to any products or services that are not yet transferred.

Warranties
We provide a manufacturer’s warranty on all vehicles sold. The warranty covers the rectification of reported defects via repair, replacement, or adjustment of faulty parts or components. The warranty does not cover any item where failure is due to normal wear and tear. This assurance-type warranty does not create a performance obligation separate from the vehicle. Management tracks warranty claims by vehicle ID, owner, and date. As we continue to manufacture and sell more vehicles we will reassess and evaluate our warranty claims for purposes of our warranty accrual.

Cost of Automotive Sales Revenue
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense.
Operating Expenses
Research and Development
R&D activities represent a significant part of FF’s business. FF’s R&D efforts focus on the design and development of FF’s electric vehicles and continuing to prepare its prototype electric vehicles to exceed industry standards for compliance, innovation, and performance. R&D expenses consist of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for FF’s employees focused on R&D activities, other related costs, depreciation, R&D services provided by co-creators, and an allocation of overhead. FF expects R&D expenses to decrease in the near future as the Company substantially completed R&D activities related to the FF 91.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for FF’s employees focused on sales and marketing, costs associated with sales and marketing activities, marketing services provided by co-creators, and an allocation of overhead. Marketing activities are those related to introducing FF’s brand and its electric vehicle prototypes to the market. FF expects selling and marketing expenses to continue to increase as FF brings its electric vehicles to market and seeks to generate sales.
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
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment relates to the abandonment of certain FF 91 Futurist program construction in progress assets, primarily vendor tooling, machinery, and equipment, due to the redesign of the related FF 91 components and implementation of FF’s cost reduction program. Charges associated with disposals are recognized within operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Change in Fair Value of Earnout Liability
Legacy FF shareholders, as of the Closing Date of the Business Combination until its fifth anniversary, are entitled to contingent consideration of up to 312,500 additional shares of Class A Common Stock in the aggregate in two equal tranches upon the occurrence of each earnout triggering event (“Earnout Shares”). The Company recognized the Earnout Shares at fair value upon the closing of the Business Combination and classified them in Stockholders’ Equity (Deficit) since the Earnout Shares were determined to be indexed to the Company’s own stock and meet the requirements for equity classification in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. From time to time subsequent to the closing of the Business Combination, the Earnout Shares may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to the Company having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. The Earnout Shares reclassified as derivative instruments are recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification were settled or the Company has sufficient authorized, unissued shares to settle such contracts with shares.
Non-operating Expenses
Change in Fair Value of (Related Party and Third Party) Notes Payable and Warrant Liabilities
Change in fair value measurements consists of the losses and gains as a result of fair value measurements of certain notes payable and warrant liabilities which FF records at fair value.

Loss on Settlement of (Related Party and Third Party) Notes Payable
Loss on settlement of notes payable consists of losses resulting from the settlement of notes payable as part of the Company’s ongoing financing activities and losses incurred on modifications of the Company’s notes payable that qualify as an extinguishment pursuant to ASC 470-50, Debt–Modifications and Extinguishments.
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

Results of Operations

	Three Months Ended September 30,
(in thousands)	2023	2022
Consolidated Statements of Operations
Revenues
Auto sales	$551	$—
Cost of revenues
Auto sales	16,131	—
Gross loss	(15,580)	—
Operating expenses
Research and development	21,593	47,582
Sales and marketing	5,318	3,823
General and administrative	24,023	28,551
Change in fair value of earnout liability	(67)	—
Total operating expenses	50,867	79,956
Loss from operations	(66,447)	(79,956)
Change in fair value of notes payable and warrant liabilities	17,571	(1,764)
Change in fair value of related party notes payable and related party warrant liabilities	4,726	—
Loss on settlement of notes payable	(21,357)	(30,454)
Loss on settlement of related party notes payable	(10,756)	—
Interest expense	(90)	(245)
Related party interest expense	(69)	(996)
Other expense, net	(1,624)	(6,457)
Loss before income taxes	(78,046)	(119,872)
Income tax provision	—	—
Net loss	$(78,046)	$(119,872)
Revenues

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Auto Sales	$551	$—	$551	NM*
*NM = not meaningful.

Automotive sales revenue was $0.6 million for the three months ended September 30, 2023. The Company started vehicle delivery to its customers during the three months ended September 30, 2023.
Cost of Revenues

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Cost of revenues	$16,131	$—	$16,131	NM*
*NM = not meaningful.

Cost of revenues was $16.1 million for the three months ended September 30, 2023. On March 29, 2023, the Company announced the start of production of its first electric vehicle, the FF 91 Futurist and, on April 14, 2023, the Company’s first production FF 91 Futurist vehicle came off the line. The Company started to recognize automotive sales revenue during the three months ended September 30, 2023 and the corresponding cost of revenue. Cost of revenue is primarily driven by higher costs of early-stage cost inefficiencies including lower fixed cost absorption largely due to depreciation of tooling and machinery. To a lesser extent, the Cost of Revenues includes higher initial manufacturing inefficiencies coupled with higher initial cost of parts resulting from lower volume associated with delivery of the FF 91 Futurist vehicles.
Research and Development

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Research and development	$21,593	$47,582	$(25,989)	(55)%
The decrease in R&D expense is primarily due to the reduction in engineering, design, and testing (“ED&T”) services of $11.9 million as the Company substantially completed R&D activities related to the FF 91 Futurist vehicle in 2022. Further, as the Company started production in March 2023, certain costs were recognized as cost of revenues and certain materials purchases were capitalized to inventory versus all being recognized as R&D expense. In addition, there was a decrease in personnel and compensation expenses of $10.0 million due to a decrease in headcount as part of cost saving measures implemented by the Company in light of its financial position, as well as the allocation of certain personnel from the R&D department to production, a decrease in stock-based compensation expense of $2.7 million and a decrease in other miscellaneous expenses of $1.3 million.
Sales and Marketing

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Sales and marketing	$5,318	$3,823	$1,495	39%
The increase in sales and marketing expense is due to an increase in compensation expenses of $0.9 million, an increase in professional services expenses of $0.4 million and an increase in marketing expenses of $0.1 million as the Company allocated more resources to sales and marketing due to the achievement of the delivery milestone in August 2023.
General and Administrative

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
General and administrative	$24,023	$28,551	$(4,528)	(16)%
The decrease in general and administrative expense is primarily due to a decrease in professional services expenses of $6.6 million due to the conclusion of the Special Committee investigation in 2022; partially offset by an increase in compensation related expense of $2.1 million.
Change in Fair Value of Earnout Liability

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Change in fair value of earnout liability	$(67)	$—	$(67)	NM*
*NM = not meaningful.
As of August 25, 2023, the Company reclassified the Earnout Shares from liability classification to equity classification as a result of the Company having sufficient authorized shares to share-settle the earnout, which was determined to be equity classified under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. The $0.1 million decrease in the Earnout liability was recognized as a Change in fair value of earnout liability during the three months ended September 30, 2023.
Change in Fair Value of Notes Payable and Warrant Liabilities

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Change in fair value of notes payable and warrant liabilities	$17,571	$(1,764)	$19,335	(1,096)%

The Change in the fair value of notes payable and warrant liabilities is primarily due to a significant increase in the volume of outstanding notes payable and warrants accounted for at fair value when compared with the comparative period in 2022. As of September 30, 2022 the Company had $44.5 million of notes payable outstanding, compared with $130.1 million outstanding as of September 30, 2023, excluding the impact of mark to market valuation adjustments. Additionally, during the three months ended September 30, 2022 the Company did not have material liability classified warrants with changes in fair value included in earnings. During the three months ended September 30, 2023, the Company recognized a gain in the Change in fair value of notes payable and warrant liabilities of $21.9 million, specific to the change in fair value of the Company’s warrant liabilities. These gains were offset by an increase in the fair value of the Company’s notes payable during the period, stemming from the impact of the full ratchet price adjustments that were applied to the Company’s SPA Notes.
Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Change in fair value of related party notes payable and related party warrant liabilities	$4,726	$—	$4,726	NM*
*NM = not meaningful.
The Company did not have any related party notes payable or warrants that were re-measured at fair value during the three months ended September 30, 2022. In May 2023, the Company entered into Unsecured SPA Notes with MHL, who is a related party, and VW. On September 30, 2023, the related party Unsecured SPA Notes and warrant were revalued at a lower fair value than at their issuance due to pricing inputs that use the market price of the Class A Common Stock and debt discount rate which have experienced a decline.
Loss on Settlement of Notes Payable

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Loss on settlement of notes payable	$(21,357)	$(30,454)	$9,097	(30)%
The decrease in the Loss on settlement of notes payable during the three months ended September 30, 2023 is primarily driven by a reduced conversion volume during the period. During the three months ended September 30, 2023 note holders converted $25.8 million of notes payable compared with $67.2 million in the prior period. The impact of the volume difference is offset by a larger loss on settlement per dollar of principal. The increase in the loss on settlement per dollar of principal is driven by the trailing-twelve-month trend of declines in the fair value of the Company’s notes payable driven by the change in the Company’s stock price over the period.
Loss on Settlement of Related Party Notes Payable

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Loss on settlement of related party notes payable	$(10,756)	$—	$(10,756)	NM*
*NM = not meaningful.
The Company did not have any related party notes payable that settled during the three months ended September 30, 2022. In May 2023, the Company entered into Unsecured SPA Notes with MHL,who is a related party, and VW. During the three months ended September 30, 2023, the related party converted Unsecured SPA Notes with principal balances of $6.6 million in exchange for 2,621,940 shares of Class A Common Stock. The Company recognized a Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument.

Interest Expense

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Interest expense	$(90)	$(245)	$155	63%
The decrease in Interest expense was primarily due to the Company’s repayment of $85.0 million of Ares notes payable principal and the conversion of $73.9 million of ATW NPA notes payable principal into the Class A Common Stock in the year ended December 31, 2022. The SPA Notes are carried at fair value and fluctuations in interest expense are included in the Change in fair value of notes payable.
Related Party Interest Expense

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Related party interest expense	$(69)	$(996)	$927	93%
The decrease in Related party interest expense was due to an agreement, dated December 27, 2022, with Chongqing Leshi Small Loan Co., Ltd, a related party, according to which it was agreed that a portion of principal and all outstanding accrued interest was waived.
Other (Expense) Income, Net

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Other expense, net	$(1,624)	$(6,457)	$4,833	75%
The change in Other expense, net was primarily due to a decrease in foreign currency transaction losses resulting from the revaluation of transactions denominated in currencies other than U.S. Dollars that are remeasured at the end of each period.

	Nine Months Ended September 30,
(in thousands)	2023	2022
Consolidated Statements of Operations
Revenues
Auto	$551	$—
Cost of revenues
Auto	22,744	—
Gross loss	(22,193)	—
Operating expenses
Research and development	104,670	259,741
Sales and marketing	18,082	16,207
General and administrative	67,598	89,069
Loss on disposal of property and equipment	3,698	1,407
Change in fair value earnout liability	2,033	—
Total operating expenses	196,081	366,424
Loss from operations	(218,274)	(366,424)
Change in fair value of notes payable and warrant liabilities	90,030	4,580
Change in fair value of related party notes payable and related party warrant liabilities	5,110	—
Loss on settlement of notes payable	(204,885)	(30,454)
Loss on settlement of related party notes payable	(17,248)	—
Interest expense	(591)	(5,119)
Related party interest expense	(139)	(2,931)
Other expense, net	(1,922)	(14,307)
Loss before income taxes	(347,919)	(414,655)
Income tax provision	(28)	(9)
Net loss	$(347,947)	$(414,664)
Revenues

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Auto Sales	$551	$—	$551	NM*
*NM = not meaningful.

Automotive sales revenue was $0.6 million for the nine months ended September 30, 2023. The Company started vehicle delivery to its customers during the nine months ended September 30, 2023.

Cost of Revenues

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Cost of revenues	$22,744	$—	$22,744	NM*
*NM = not meaningful.

Cost of revenue was $22.7 million for the nine months ended September 30, 2023. On March 29, 2023, the Company announced the start of production of its first electric vehicle, the FF 91 Futurist and, on April 14, 2023, the Company’s first production FF 91 Futurist vehicle came off the line. The Company started to recognize automotive sales revenue during the three months ended September 30, 2023 and the corresponding cost of revenue. Cost of revenue is primarily driven by higher costs of early-stage cost inefficiencies including lower fixed cost absorption largely due to depreciation of tooling and machinery. To a lesser extent, the Cost of Revenues includes higher initial manufacturing inefficiencies coupled with higher initial cost of parts resulting from lower volume associated with delivery of the FF 91 Futurist vehicle.
Research and Development

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Research and development	$104,670	$259,741	$(155,071)	(60)%
The decrease in R&D expense is primarily due to the reduction in ED&T services of $118.5 million as the Company substantially completed R&D activities related to the FF 91 Futurist vehicle in 2022. Further, as the Company started production in March 2023, certain costs were recognized as cost of revenues and certain materials purchases were capitalized to inventory versus all being recognized as R&D expense in 2022. In addition, there was a decrease in personnel and compensation expenses of $15.7 million due to a decrease in headcount as part of cost saving measures implemented by the Company in light of its financial position, as well as the allocation of certain personnel from the R&D department to production; a decrease in professional services related expense of $15.3 million as the Company substantially completed R&D activities related to the FF 91 Futurist vehicle in 2022 and a decrease in other miscellaneous expenses of $3.6 million.
Sales and Marketing

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Sales and marketing	$18,082	$16,207	$1,875	12%
The increase in sales and marketing expense is primarily due to the increase in professional services expenses of $1.5 million and an increase in other miscellaneous expenses of $1.8 million due to the allocation of more resources to sales and marketing due to the achievement of the delivery milestone; partially offset by a decrease in personnel and compensation expenses of $0.3 million due to a decrease in headcount as part of cost saving measures implemented by the Company in light of its financial position and a decrease of $0.3 million in stock-based compensation expense.
General and Administrative

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
General and administrative	$67,598	$89,069	$(21,471)	(24)%
The decrease in general and administrative expense was primarily due to the decrease in personnel and compensation expenses of $14.3 million due to a decrease in headcount as part of cost saving measures implemented by the Company in light of its financial position and the focus on achieving start of production; a decrease in professional services expenses of $13.7 million due to the conclusion of the Special Committee investigation in 2022; a decrease in information technology related expenses of $0.9 million; partially offset by $4.8 million in increased premiums associated with a new D&O policy entered into in the third quarter of 2022 and an increase in remaining other miscellaneous expenses of $2.6 million.
Loss on Disposal of Property and Equipment

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Loss on disposal of property and equipment	$3,698	$1,407	$2,291	163%
The loss on disposal of property and equipment during the nine months ended September 30, 2023 was primarily due to the write off of $3.7 million of certain construction in process assets that are not expected to be used as part of start of production.

Change in Fair Value of Earnout Liability

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Change in fair value of earnout liability	$2,033	$—	$2,033	NM*
*NM = not meaningful.
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
As of April 21, 2023, the Company had insufficient authorized shares to fully settle its equity-linked financial instruments in shares primarily due to the issuance of additional convertible notes and warrants between February 28, 2023 and April 21, 2023. As a result, on April 21, 2023, the Company reclassified $2.1 million out of Additional paid-in capital into the Earnout liability.
As of August 25, 2023, the Company reclassified the Earnout Shares from liability classification to equity classification as a result of the Company having sufficient authorized shares to share-settle the earnout. The $2.0 million decrease in the Earnout liability from August 25, 2023 to September 30, 2023 was recognized as a Change in fair value of earnout liability during the nine months ended September 30, 2023.
Change in Fair Value of Notes Payable and Warrant Liabilities

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Change in fair value of notes payable and warrant liabilities	$90,030	$4,580	$85,450	1,866%
The change in the fair value of notes payable and warrant liabilities is due to a significant change in the volume of outstanding notes payable and warrants accounted for at fair value when compared with the comparative period in 2022 and the re-valuation of the Company’s notes payable and warrants at predominantly lower fair values due to pricing inputs that use the market price of the Common Stock and debt discount rate, which have experienced a decline. As of September 30, 2022 the Company had $44.5 million of notes payable outstanding, compared with $130.1 million outstanding as of September 30, 2023, excluding the impact of mark to market valuation adjustments. Additionally, during the nine months ended September 30, 2022 the Company did not have material liability classified warrants with changes in fair value included in earnings. During the nine months ended September 30, 2023, the Company recognized a gain in the Change in fair value of notes payable and warrant liabilities of $69.8 million, specific to the change in fair value of the Company’s warrant liabilities. These gains were offset by an increase in the fair value of the Company’s notes payable during the period, stemming from the impact of the full ratchet price adjustments that were applied to the Company’s SPA Notes.
Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Change in fair value of related party notes payable and related party warrant liabilities	$5,110	$—	$5,110	NM*
*NM = not meaningful.
The Company did not have any related party notes payable or warrants that were re-measured at fair value during the nine months ended September 30, 2022. In May 2023, the Company issued the Unsecured SPA Notes to MHL, who is a related party, and VW. On September 30, 2023, the related party Unsecured SPA Notes and warrants were revalued at a lower fair value than at their issuance due to pricing inputs that use the market price of the Class A Common Stock and debt discount rate which have experienced a decline.
Loss on Settlement of Notes Payable

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Loss on settlement of notes payable	$(204,885)	$(30,454)	$(174,431)	573%
The increase in the Loss on settlement of notes payable during the three months ended September 30, 2023 is driven by a substantially higher conversion volume during the period and an increase in the loss on settlement per dollar of principal. During the nine months ended September 30, 2023 note holders converted $187.7 million of notes payable compared to $67.2 million in the prior period. The increase in the loss on settlement per dollar of principal is driven by the trailing-twelve-month trend of declines in the fair value of the Company’s notes payable driven by the change in the Common Stock price over the period.
Loss on Settlement of Related Party Notes Payable

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Loss on settlement of related party notes payable	$(17,248)	$—	$(17,248)	NM*
*NM = not meaningful.
The Company did not have any related party notes payable that settled during the nine months ended September 30, 2022. In May 2023, the Company entered into Unsecured SPA Notes with MHL,who is a related party, and VW. During the nine months ended September 30, 2023, the related party converted Unsecured SPA Notes with principal balances of $18.7 million in exchange for 72,353,608 shares of Class A Common Stock and the Company recognized a Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument.
Interest Expense

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Interest expense	$(591)	$(5,119)	$4,528	88%
The decrease in Interest expense was primarily due to the Company’s repayment of $85.0 million of Ares notes payable principal and the conversion of $73.9 million of ATW NPA notes payable principal into Class A Common Stock in the year ended December 31, 2022. The SPA Notes are carried at fair value and fluctuations in interest expense are included in the Change in fair value of notes payable.
Related Party Interest Expense

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Related party interest expense	$(139)	$(2,931)	$2,792	(95)%
The decrease in Related party interest expense was due to an agreement, dated December 27, 2022, with Chongqing Leshi Small Loan Co., Ltd, a related party, according to which it was agreed that a portion of principal and all outstanding accrued interest was waived.
Other (Expense) Income, Net

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Amount	%
Other expense, net	$(1,922)	$(14,307)	$12,385	(87)%
The change in Other expense, net was primarily due to a decrease in foreign currency transaction losses resulting from the revaluation of transactions denominated in currencies other than U.S. Dollars that are remeasured at the end of each period.

Liquidity and Capital Resources
Going Concern
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. Based on its recurring losses from operations since inception and continued cash outflows from operating activities (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these Condensed Consolidated Financial Statements were issued.
Since its formation, the Company has devoted substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of initial electric vehicle models, and capital raising. Since inception, the Company has incurred cumulative losses from operations and negative cash flows from operating activities, and has an accumulated deficit of $3,874.7 million and a cash balance of $6.7 million as of September 30, 2023. The Company expects to continue to generate significant operating losses for the foreseeable future. The Company has funded its operations and capital needs primarily through the net proceeds received from capital contributions, the issuance of related party notes payable and notes payable (see Note 8, Related Party Transactions and Note 7, Notes Payable), the sale of Common Stock, and the net proceeds received from the Business Combination and a subscription agreement with certain investors (see Note 1, Nature of Business and Organization and Basis of Presentation).
FF announced the start of production of its first electric vehicle, the FF 91 Futurist, on March 29, 2023 and announced the delivery of its first electric vehicle, the Ultimate AI TechLuxury FF 91 2.0 Futurist Alliance, on August 14, 2023. However, FF has recognized an insignificant amount of revenue as of the date hereof. FF’s future business depends in large part on its ability to execute its plans to develop, manufacture, market, and deliver electric vehicles, including the FF 91, FF 81, FF 71 series, and Smart Last Mile Delivery electric vehicle models that appeal to customers. Based on certain management assumptions, including timely completion of certain testing and suppliers meeting our supply chain requirement, FF originally expected deliveries of the FF 91 to users to begin before the end of April 2023. However, certain of FF’s suppliers were unable to meet FF’s timing requirements and, therefore, FF updated the timing for the start of deliveries for its FF 91 vehicle. FF has developed a three-phase delivery plan for the FF 91 (the “Delivery Plan”). The first phase, which began in May 2023, is the “Industry Expert Futurist Product Officer (“FPO”) Co-Creation Delivery.” In this first phase, the Industry Expert FPO(s) are expected to pay in full for an FF 91 vehicle in order to reserve the vehicle and be trained in the use of the vehicle. The second phase, which is the “FPO Co-Creation Delivery,” began in August 2023. In this second phase, FPO(s) are taking possession of the FF 91 vehicle and are also entering into consulting, branding, marketing, and other arrangements with FF in exchange for fees to be paid by the Company to the FPO(s). The third phase is the “Full Co-Creation Delivery,” in which, FF will deliver FF 91 vehicles to all spire users that are expected to have paid in full for an FF 91 vehicle at time of delivery.
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
The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments, which have exacerbated the supply chain and liquidity pressures on FF’s business. Since August 14, 2022, pursuant to the Secured SPA, Unsecured SPA and Unsecured Streeterville SPA (as defined in Note 7, Notes Payable), the Company has obtained commitments from several investors totaling $513.5 million in convertible note financing. Additionally, the Company has received commitments totaling $20.0 million through forced warrant exercise proceeds, subject to certain conditions. A total of $300.2 million under these convertible note financing commitments has been funded to date ($263.2 million net of original discount and transaction costs). The remaining balance of $213.3 million is subject to various conditions, including achievement of delivery milestones, satisfaction of closing conditions, resolving disputes with investors, and satisfaction or waiver of certain conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes. In addition to the amounts received pursuant to the above commitments, the Company received additional optional funding - an aggregated gross proceeds of $38.0 million ($32.9 million net of original issuance discount) under the Secured SPA.
There can be no assurance that FF will be able to satisfy the closing conditions under the Unsecured SPA or that FF will be able further to successfully obtain additional incremental convertible senior secured note purchasers under the Secured SPA,

Unsecured SPA, Unsecured Streeterville SPA or other debt or equity financing in a timely manner or on acceptable terms, if at all. These factors, in addition to the continued rise in inflation increasing the cost of labor and materials and other challenging macroeconomic conditions, have led FF to take steps to preserve its current cash position, including reducing spending, extending payment cycles and implementing other similar measures. If our ongoing capital raising efforts are unsuccessful or significantly delayed, or if we experience prolonged material adverse trends in our business, our production will be delayed or decreased, and our actual use of cash, production volume and revenue for 2023 will vary from our previously disclosed forecasts, and such variances may be material. While FF continues to be actively engaged in negotiations with potential financing sources, there is no guarantee that it will be able to raise additional capital on terms acceptable to it or at all. In addition to the risk that FF’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Incremental capital needs beyond 2023 to fund operations and the development of the Company’s remaining product portfolio and to ramp up production will be highly dependent on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs. Apart from the FF 91 Futurist series, substantial additional capital will be required to fund operations, as well as, research, development, and design efforts for future vehicles.
On November 11, 2022, FF entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), which is an affiliate of Yorkville Advisors. Under the terms of the SEPA, FF has the right, but not the obligation, to sell up to $200.0 million (which can be increased up to $350.0 million at FF’s option) of Class A Common Stock to an affiliate of Yorkville Advisors, subject to certain limitations, at the time of the Company’s choosing during the three-year term of the SEPA. During the three and nine months ended September 30, 2023, FF sold 837,500 shares of Class A Common Stock at a price equal to 97% of the average daily volume weighted average price of the Class A Common Stock to Yorkville under the SEPA for $7.3 million.
On June 16, 2023, the Company filed the Shelf Registration with the SEC, which was declared effective by the SEC on June 28, 2023. As a result, the Company may from time-to-time issue Class A Common Stock and/or warrants, up to an aggregate amount of $300.0 million in one or more offerings. The Shelf Registration provides an ability for the Company to raise additional capital through Class A Common Stock and/or warrant issuances to both institutional and retail investors as it looks to raise additional financing to support production ramp-up. On September 27, 2023, the Company filed a prospectus supplement to the Shelf Registration regarding the At-the-Market Equity Offering Sales Agreement (the “Sales Agreement”) the Company entered into on September 26, 2023 with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC (the “Sales Agents”) to offer and sell up to $90.0 million of Class A Common Stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of Class A Common Stock from time to time through or to the Sales Agents as sales agent or principal by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933. The aggregate compensation payable to the Sales Agents shall be up to 3.5% of the gross sales price of the shares sold through the Sales Agents. During the three and nine months ended September 30, 2023, the Company issued 780,000 shares of its Class A Common Stock under the Sales Agreement for gross cash proceeds of $1.3 million less placement agent fees of $0.1 million.
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
The Company is exploring various funding and financing alternatives to fund its ongoing operations and to ramp up production, including equipment leasing, construction financing of the FF ieFactory California, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time.
The timely achievement of the Company’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with the Company’s ability to continue to successfully close additional sources of funding, control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, the rising prices of materials, and general macroeconomic conditions.
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
As of September 30, 2023, the Company was in default on the Secured SPA Notes; however, the holders of such notes subsequently waived the default. As of April 2023, the Company has been in breach of its debt agreement with Chongqing Leshi Small Loan Co., Ltd., a related party, with an outstanding principal balance of $4.5 million. As a result of the default, the interest rate on the outstanding principal balance has increased to a rate of 18% per annum until the event of default is no longer applicable.
There can be no assurance that the Company will be able to maintain sufficient authorized shares to fully settle all outstanding equity-linked financial instruments in shares.
Material Cash Requirements
The Company's material cash requirements include the following contractual and other obligations:
As of September 30, 2023, the Company had outstanding notes payable to related parties, comprised of $3.8 million which is due on demand, $5.1 million is scheduled to become due in December 2023, and $3.3 million due in the year 2029. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by Mr. Jia, the Company’s founder and Chief Product and User Ecosystem Officer. See Note 8, Related Party Transactions, in the Condensed Consolidated Financial Statements.
As of September 30, 2023, the Company had outstanding $135.1 million in aggregate principal amount of notes payable to third parties, of which $4.8 million is due on demand, $41.0 million and the remainder due in year 2029. See Note 7, Notes Payable, in the Condensed Consolidated Financial Statements.
As of September 30, 2023, the Company had operating and financing lease obligations (inclusive of interest) of $37.0 million, primarily related to its FF ieFactory California production facility, corporate office, store, equipment, and vehicle lease agreements, of which approximately $7.2 million in payments are scheduled to become due in the succeeding 12 months.
We have purchase commitments under legally enforceable agreements for goods and services, including purchases of inventory, tooling, machinery and equipment, and items to be used in research and development activities, with defined terms as to quantity, price and timing of delivery.
Sources of Liquidity
As of September 30, 2023, the Company’s principal source of liquidity was cash on hand totaling $6.7 million, which was held for working capital and general corporate purposes. The Company also has access to various sources of additional capital, including the SEPA, the Sales Agreement, and the SPA Commitments. The Company’s ability to access these sources of capital and further information on amounts available is discussed in Note 2, Liquidity and Capital Resources.
Cash Flow Analysis
Presented below is a summary of FF’s cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in)
Operating activities	$(240,370)	$(355,109)
Investing activities	(10,846)	(112,099)
Financing activities	237,565	(40,935)
Effect of exchange rate changes on cash and restricted cash	3,704	11,594
Operating Activities
FF continues to experience negative cash flows from operations as FF designs and develops its vehicles and builds its infrastructure both in the U.S. and China. FF’s cash flows from operating activities are significantly affected by FF’s cash investments to support the growth of FF’s business in areas such as R&D associated with FF’s electric vehicles, corporate planning, and general and administrative functions. FF’s operating cash flows are also affected by its working capital needs to support growth and fluctuations in personnel-related expenditures, accounts payable, accrued interest, other current liabilities, deposits, and other current assets.
Net cash used in operating activities was $240.4 million for the nine months ended September 30, 2023 which were primarily related to ED&T services, compensation and benefits, and other professional services associated with research and development activities performed. The largest components of FF’s cash used by operating activities during the nine months ended September 30, 2023, were $87.5 million for research and development expenses, $82.1 million for wages and compensation related expenses, and $31.1 million for professional services.
Net cash used in operating activities was $355.1 million for the nine months ended September 30, 2022. The largest components of FF’s cash used by operating activities during the nine months ended September 30, 2022, were for professional and contracted services totaling $119.5 million, compensation, benefits and related expenses totaling $95.3 million and prepaid insurance totaling $21.7 million.
Investing Activities
Net cash used in investing activities was $10.8 million and $112.1 million for the nine months ended September 30, 2023 and 2022, respectively, and is related to the acquisition of fixed assets.
Financing Activities
For the nine months ended September 30, 2023, net cash provided by financing activities was $237.6 million. For the nine months ended September 30, 2022, net cash used in financing activities was $40.9 million.
Net cash provided by financing activities during the nine months ended September 30, 2023, primarily consists of $228.4 million in proceeds from notes payable, net of original issue discount, and $4.1 million in proceeds from the exercise of warrants, partially offset by the payment of $2.5 million in debt issuance costs and $1.0 million in payments of finance lease obligations.
Net cash used in financing activities during the nine months ended September 30, 2022 primarily consists of $87.3 million in repayment of notes payable, including liquidation premiums, and $1.4 million in payments of finance lease obligations, partially offset by $9.5 million in proceeds from exercise of stock options.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The exchange rates effect on cash and restricted cash was $3.7 million and $11.6 million for the nine months ended September 30, 2023 and 2022, respectively. The effects of exchange rate changes on cash and restricted cash result from fluctuations on the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Renminbi. Fluctuations in exchange rates against the U.S. Dollar may positively or negatively affect FF’s operating results.
Off-Balance Sheet Arrangements
The Company did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, the Company did not have any off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.
Critical Accounting Estimates
The preparation of our Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities, and the reported amounts of expenses during the reporting period. Management has based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values that are not readily apparent from other sources.
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

Critical accounting estimates are defined as estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. For a description of the Company’s critical accounting estimates, refer to the section titled “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K/A. As of the date of this report, there have been no changes to our critical accounting estimates described in the Form 10-K/A that have had a material impact on our Condensed Consolidated Financial Statements and related footnotes.

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
Based on an evaluation of FF’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act), FF’s Global CEO and Chief Accounting Officer and Interim CFO (its principal executive officer and principal financial and accounting officer, respectively) have concluded that FF’s disclosure controls and procedures were not effective as of September 30, 2023, due to the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
FF identified material weaknesses in FF’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual Condensed Consolidated Financial Statements or interim Condensed Consolidated Financial Statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
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
These material weaknesses resulted in adjustments primarily related to expense cut-off and the associated accounts including operating expenses, accounts payable and accruals, property and equipment, convertible notes payable and interest expense and related financial disclosures, which were recorded as of and for the year ended December 31, 2019. These material weaknesses also resulted in adjustments primarily related to the extinguishment of a noncontrolling interest, accounts payable, vendor payables in trust and adjustments to the statement of cash flows which were recorded as of and for the year ended December 31, 2019 as well as disclosure errors related to the anti-dilutive shares excluded from the calculation of diluted net loss per share, deferred tax assets and related valuation allowance, accrued interest for certain notes payable, and the fair value of the Vendor Trust as of December 31, 2019. Refer to Note 3 to FF’s Condensed Consolidated Financial Statements for the year ended December 31, 2020, included in its Registration Statement on Form S-4 (File Number 333-255027), initially filed with the SEC on April 5, 2021 as amended. Additionally, the material weakness related to accounting for warrant instruments resulted in the restatement of the previously issued financial statements as disclosed in Note 2 to PSAC’s Condensed Consolidated Financial Statements for the year ended December 31, 2020 within PSAC’s Annual Report on Form 10-K/A, of the entity acquired as part of the July 21, 2021 Merger Agreement related to warrant liabilities and equity. Finally, these material weaknesses resulted in the restatement of the Company’s previously filed financial statements as of and for the year ended December 31, 2022 and for the quarterly periods ended March 31, 2023 and September 30, 2022.
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
The material weaknesses identified in connection with the Special Committee investigation resulted in the revision of the Company’s previously filed financial statements as of and for the period ended December 31, 2020 (as disclosed in Note 9 to FF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021) and for the periods ended March 31, 2021 (as disclosed in Note 1 to FF’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022) and June 30, 2021 (as disclosed in Note 1 to FF’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022) related to notes payable, related party notes payable, accrued interest, related party accrued interest, interest expense, and related party interest expense.
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
•FF appointed Ms. Becky Roof as Interim CFO and engaged an affiliate of AlixPartners LLP to accelerate implementation of Special Committee recommendations including, but not limited to remediation of the material weaknesses in internal control over financial reporting. On October 12, 2022, Ms. Roof resigned from FF upon the successful completion of key milestones in FF’s reporting and fundraising activities, on October 22, 2022, the Company appointed Ms. Yun Han as Chief Accounting Officer and Interim CFO, effective as of October 25, 2022, on July 5, 2023, Ms. Han resigned from her positions as Interim CFO, principal financial officer and principal accounting officer (but will continue in her role as Chief Accounting Officer), and on July 11, 2023, the Board appointed Jonathan Maroko as Interim CFO, principal financial officer and principal accounting officer effective as of July 24, 2023. Mr. Maroko’s responsibilities include, but are not limited to, the remediation of the material weaknesses in internal control over financial reporting;
•FF implemented enhanced controls around FF’s related party transactions, including regular attestations;
•FF removed Mr. Jia, FF’s founder, as an executive officer, although he continued in his position as Chief Product and User Ecosystem Officer of FF, reporting to the Chairperson with his role limited to focusing on (a) product and mobility ecosystem and (b) I.A.I., and advanced R&D technology (however, as of February 26, 2023, this remedial measure is no longer being implemented as further discussed below);
•Functions previously dual-reporting to Mr. Jia and Mr. Breitfeld reported only to Ms. Swenson (but Mr. Jia remained involved in long-term strategy) (and following the resignation of Ms. Swenson on October 3, 2022, all FF management (including Mr. Jia) reported directly or indirectly to the Global CEO of FF (previously Dr. Breitfeld and currently Mr. Aydt) indefinitely while the Board continues to evaluate the appropriate FF management reporting lines) (however, as of February 26, 2023, this remedial measure is no longer being implemented as further discussed below); and
•FF adopted an Insider Investment Reporting Policy to enhance internal reporting of related party transactions.
Our remediation activities are continuing during 2023, although certain of the remedial efforts described above are no longer applicable given recent developments and resignations. There have also been substantial changes to the composition of the Board as a result of the governance settlement entered into between FF and FF Global, as well as substantial turnover in key management personnel, including legal and compliance personnel, which could impact our ability to implement the above described remedial measures.
In addition, as of February 26, 2023, certain departments within the Company report to both Mr. Jia and Mr. Chen, including the Company’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments, subject to processes and controls to be determined by the Board after consultation with the Company’s management. Further, based on the changes to his responsibilities within FF, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act, and an “executive officer” of the Company under Rule

3b-7 under the Exchange Act. FF has or is planning to put in place processes and controls to mitigate the risks associated with the changes in Mr. Jia’s responsibilities as well as to enhance oversight and corporate governance, including but not limited to:
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
•hiring of a Compliance Officer with the title of Deputy General Counsel (hired in March 2023), who reports on a dotted line to the Chair of the Audit committee; and
•engaging an external consulting firm in April 2023 to work in the capacity of an internal audit function who will report on a dotted line to the Chair of the Audit Committee.
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
Changes in Internal Control Over Financial Reporting
Other than as described in the preceding paragraphs, there have been no changes in internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, FF’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. Other than disclosed under Note 9, Commitments and Contingencies, to FF’s Condensed Consolidated Financial Statements included in this Quarterly Report of Form 10-Q (“Report”), we are not presently party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.
ITEM 1A. RISK FACTORS
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our Annual Report on Form 10-K/A filed with the SEC on August 21, 2023 (the “Form 10-K/A”).

FF has identified material weaknesses in its internal control over financial reporting. FF’s inability to remediate these material weaknesses, or identification of additional material weaknesses in the future or other failure to maintain effective internal control over financial reporting, has, and could further, result in material misstatements in FF’s consolidated financial statements and FF’s ability to accurately or timely report its financial condition or results of operations, which may adversely affect FF’s business and share price.

FF’s management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as amended. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, FF’s management concluded that its internal control over financial reporting was not effective as of December 31, 2022. FF is actively engaged in remediation efforts designed to address these material weaknesses. As FF continues to evaluate and work to improve its internal control over financial reporting, FF may determine that additional measures or modifications to the remediation plan are necessary. FF is working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation to potentially go beyond December 31, 2023. At this time, we cannot predict the total costs expected to be incurred; however, the remediation measures have been and will continue to be time consuming, costly, and a significant demand on our financial and operational resources.

While FF believes these efforts will remediate the material weaknesses, it will not be considered remediated until FF completes the design and implementation of the enhanced controls, the controls operate for a sufficient period of time, and FF has concluded, through testing, that these controls are effective. FF may not be able to complete its evaluation, testing or any required remediation in a timely fashion, or at all. FF cannot assure you that the measures it has taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to its material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of FF’s internal control over financial reporting is subject to various inherent limitations, including cost, judgments and assumptions, human error and the risk of fraud. The material weaknesses, or a failure to promptly remediate them, may adversely affect our business, our reputation, our results of operations and the market price of our Class A common stock, par value $0.0001 per share (“Class A Common Stock”). If FF is unable to remediate the material weaknesses in a timely manner, our investors, customers and other business partners may lose confidence in our business or our financial reports, and our access to capital markets may be adversely affected.

In addition, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the Securities and Exchange Commission (“SEC”) and other regulatory authorities, could be adversely affected, which may result in violations of applicable securities laws, stock exchange listing requirements and the covenants under our debt and equity agreements. Any such delays or deficiencies could penalize us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and hurt our reputation and could thereby impede our ability to implement our growth strategy. We could also be exposed to lawsuits, investigations, or other legal actions.

The control deficiencies resulting in the material weaknesses, in the aggregate, has resulted, and may in the future result, in misstatements of accounts or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements. For example, in July 2023, the Company identified errors in its Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the periods ended March 31, 2023 and September 30, 2022, determined these financial statements should no longer be relied upon, and subsequently restated them.
In addition, we cannot be certain that we will not identify additional control deficiencies or material weaknesses in the future. If we identify future control deficiencies or material weaknesses, these may lead to adverse effects on our business, our reputation, our results of operations, and the market price of our Class A Common Stock. Further, if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate additional financial results.
Further, FF has recently experienced substantial turnover in key management personnel, including legal and compliance personnel, as well as substantial changes to the composition of the Board, and further changes may occur in the future. See “– The composition of FF’s Board has changed, and may further change.” As a result these Board and management changes, there can be no guarantee that the Company’s board of directors (the “Board”) as composed in the future will agree with decisions made by the Board regarding the material weakness and the necessary remedial measures, that they will not identify other areas that require remediation or that they will continue to pursue the remediation measures. Any turnover of personnel, particularly accounting, finance and legal personnel, may also negatively impact FF’s internal controls over financial reporting and other disclosures and our ability to prepare and make timely and accurate public disclosures.

FF needs to raise additional capital to support its operations.

FF operates in a capital-intensive industry which requires significant cash to fund its operations. As of September 30, 2023, FF’s cash position was $8.6 million, including restricted cash of $1.9 million. FF expects its capital expenditures to continue to be significant for the foreseeable future as it continues to develop and grow its business. In response to the delay in obtaining funding commitments and negative macroeconomic trends in the industry in which FF operates, such as supply chain pressures, rising interest rates, and high inflation, FF has identified and implemented certain cost reduction and cash conservation measures, including headcount and temporary salary reductions and supplier payment deferrals. FF expects to defer the completion of construction of certain areas in its manufacturing facility and for the ramp up of production to be slower relative to previous plans.
Despite having 330 non-binding, fully refundable pre-orders as of September 30, 2023, the Company has only recognized $0.6 million in revenue for the three and nine months ended of September 30, 2023. Accordingly, FF relies on capital from investors to support its operations.
Currently, FF has several financing agreements, such as the Secured SPA, Unsecured SPA, the Unsecured Streeterville SPA, the SEPA, FFVV Joinder, and the Senyun Joinder (each as defined in Note 7, Notes Payable, in the Notes to Unaudited Condensed Consolidated Financial Statements in this Report). However, certain investors under FF’s existing financing agreements may not fund their commitments if the volume-weighted average price for the Class A Common Stock is less than $8.00 for the five trading days prior to the closing date for the funding. Furthermore, there can be no assurance that FF would be able to satisfy the closing conditions under certain of the existing financing agreements, or that FF will be able to successfully obtain additional purchasers under the certain of the agreements. Accordingly, the Company needs additional financing agreements to support its operations, including the production and delivery of the FF 91 Futurist.

FF may raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from financial institutions or governmental organizations. The Company has continued financing discussions with multiple parties, but has experienced delays in securing additional funding commitments, which have exacerbated the supply chain pressures on FF’s business. If the Company is unable to obtain additional financing on acceptable terms, in a timely manner, or at all the Company’s business, liquidity and results of operations may be materially adversely affected. Further, any additional financing is expected to dilute FF’s stockholder value, which would affect your investment in FF and/or adversely effect the market for FF’s shares.

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

Pursuant to the Secured SPA, Unsecured SPA, the Unsecured Streeterville SPA, FFVV Joinder, and the Senyun Joinder, the Company has obtained commitments from several investors totaling $513.5 million in convertible note financing and $20.0 million in committed forced warrant exercise proceeds, subject to certain conditions. A total of $300.2 under these commitments has been funded as of September 30, 2023 ($263.2 million net of original discount and transaction costs) with the remaining unfunded commitment of $213.3 million. There can be no assurance that FF will be able to successfully satisfy the conditions to receive the additional funding. Further, if FF fails to satisfy these funding conditions to receive the unfunded commitments, the Company may be required to further delay our production and delivery plans for the FF 91 Futurist, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations. In addition, during and after the third quarter of 2023, the Company temporarily suspended effecting the conversion requests from its noteholders. While the Company has begun effecting these conversion requests, there can be no assurance that the Company will not again suspend effecting such requests in a manner that could result in an event of default and monetary penalties under the various securities purchase agreements. Further, the Company may be subject to legal claims by the investors, which could have a material and adverse impact on FF’s reputation and financial condition.

FF may also be subject to legal claims arising from disagreement over the terms of its securities. For example, FF previously issued certain convertible notes (the “Senyun Notes”) to Senyun. The Senyun Notes are subject to a restriction that FF will not convert the Senyun Notes, and Senyun will not have the right to convert the Senyun Notes, to the extent that Senyun would own more than 9.99% of the Company’s outstanding common stock, par value $0.0001 per share (the “Common Stock”) of FF after giving effect to the conversion. In May 2023, Senyun requested to convert the Senyun Notes into shares of Common Stock and FF converted a certain amount of the Senyun Notes. FF did not convert the Senyun Notes that would have resulted in Senyun owning more than 9.99% of the Common Stock. However, Senyun believes that the Senyun Notes should have been converted in full in accordance with its interpretation of conversion limitations in the Senyun Notes. The Company disputes this interpretation. In July 2023 and October 2023, Senyun sent the Company a letter outlining its position and reserving its rights under the Secured SPA. Further, pursuant to the Senyun Joinder, Senyun agreed to exercise its option to purchase $15.0 million of Tranche A Notes (as defined in Note 7, Notes Payable, in the Notes to Unaudited Condensed Consolidated Financial Statements in this Report) in accordance with the terms of the Secured SPA, with funding of 75% of such amount within five business days of the date of the Senyun Joinder and the remaining 25% of such amount within three business days thereafter, subject to certain conditions which have been satisfied. As of September 30, 2023, Senyun has funded $11.5 million of its obligation and has not funded the remaining $3.5 million until the disagreement described herein is resolved. The Company is in active discussions to resolve the disagreement. However, it is not possible at this time to predict the outcome of the disagreement with Senyun and if it is not resolved, Senyun may not fund its remaining obligation.

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

If FF has insufficient reserves to cover future warranty claims, its business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

As our vehicles are produced and delivered, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Additionally, estimating the necessary amount of warranty reserves is inherently uncertain, particularly in light of our limited operating history and limited field data available to us, and changes to such estimates based on real-world observations may cause material changes to our warranty reserves. In the future, we may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims. In addition, if future laws or regulations impose additional warranty obligations on us that go beyond our manufacturer’s warranty, we may be exposed to materially higher warranty expenses than we expect, and our reserves may be insufficient to cover such expenses.

FF might not obtain and maintain sufficient insurance coverage, which could expose FF to significant costs and business disruption.

FF may be subject to losses resulting from claims such as product liability, accidents, force majeure or other claims brought against the Company, for which it may have no or insufficient insurance coverage. As FF commercializes its vehicles, it may not maintain as much insurance coverage as other OEMs, and in some cases, it may not maintain any at all. Additionally, the policies that FF has may include significant deductibles or exclusions, and FF cannot be certain that its insurance coverage will be sufficient to cover all or any future claims. A loss that is uninsured or exceeds existing policy limits may require FF to pay unexpected and substantial amounts, which could adversely affect FF’s financial condition and results of operations. Further, insurance coverage may not continue to be available to FF or, if available, may be at a significantly higher cost, based on insurance market conditions or a change in FF’s risk profile. This may require a change in FF’s insurance purchasing philosophy and strategy which can result in the assumption of greater risks to offset insurance market fluctuations.

FF is subject to legal proceedings, claims, and disputes arising both in and outside the ordinary course of business.

FF has been, continues to be, and may in the future be involved in legal proceedings and claims arising both in and outside the ordinary course of FF’s business. We could also be subject to claims and litigation by investors based on the decline of the price of our Common Stock. For example, FF has been involved in litigation with contractors and suppliers over past due payments and FF’s subsidiaries in the People’s Republic of China (the “PRC Subsidiaries”) are involved in multiple proceedings or disputes involving lease contracts, third-party suppliers or vendors, or labor disputes. Additionally, FF has in the past been, and may in the future be, party to various disputes with our stockholders, such as the dispute with FF Global Partners LLC (“FF Global”), the California Federal Derivative Action, the Delaware Federal Derivative Actions, the Consolidated Delaware Class Action, and a putative class action (each as defined in Note 9, Commitments and Contingencies). See “Part I, Item 1. Financial Statements – Note 9, Commitments and Contingencies” and “Part II, Item 1. Legal Proceedings” for more information regarding the current proceedings the Company is involved in.

Such litigation and other legal proceedings or disputes are inherently uncertain, divert managements time and attention, and are costly. Any adverse judgments or settlements in some of these legal disputes, or future proceedings or disputes, may result in adverse monetary damages, penalties or injunctive relief against FF, which could negatively impact its financial position, cash flows or results of operations. Additionally, if one or more of those legal matters were resolved against FF in a reporting period for amounts above management’s expectations, FF’s business prospects, financial condition and operating results could be materially adversely affected. Further, any claims or litigation, regardless of outcome or if fully indemnified or insured, could damage FF’s reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

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

Under the Holding Foreign Companies Accountable Act (the “HFCA”), if the SEC determines that a company has filed audit reports by a registered public accounting firm that has not been subject to inspection by the PCAOB for two consecutive years, the SEC shall prohibit such ordinary shares from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. The PCAOB provides a framework to use when determining, as contemplated under the HFCA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. Additionally, the SEC has disclosure requirements that apply to registrants that the SEC identifies as having filed an Annual Report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

Our current auditor, the independent registered public accounting firm that issued the audit report included the Form 10-K/A, is registered with the PCAOB, and is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Accordingly, we have not been identified as a “Commission-Identified Issuer” by the PCAOB under the current framework of the HFCA. However, prior to 2022, the auditors of the PRC Subsidiaries were not subject to inspection by the PCAOB and any future determination by the PCAOB that the PRC Subsidiaries’ auditors are not subject to inspection could materially adversely affect the Company.

Our ability to retain an auditor subject to PCAOB inspection and investigation may depend on the relevant positions of U.S. and Chinese regulators. If the PCAOB is unable to inspect or investigate completely the Company’s auditor in China because of a position taken by the Chinese authorities, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCA, and ultimately result in a determination by the SEC to delist the Company’s securities. Such a prohibition would substantially impair an investor’s ability to sell or purchase the Common Stock and negatively impact the price of the Common Stock. Accordingly, the HFCA calls for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially non-U.S. auditors. In addition, PCAOB inspections help improve future audit quality and effectiveness. Without the benefit of PCAOB inspections, existing or potential investors could lose confidence in our reported financial information and the quality of our financial statements with respect to the PRC Subsidiaries.

There can be no assurance that FF will be able to comply with the continued listing standards of Nasdaq.

If the Nasdaq Stock Market LLC (“Nasdaq”) delists FF’s shares from trading on its exchange for failure to meet the applicable listing standards, we and our stockholders could face significant material adverse consequences including:

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

On October 31, 2022, we received written notice from Nasdaq that we were not in compliance with the Nasdaq requirement for the bid price for Class A Common Stock to be at least $1.00 per share (the “Minimum Bid Price Requirement”). In order to comply with the Minimum Bid Price Requirement, in the third quarter of 2023, the Company, after stockholder approval, effected the Reverse Stock Split at a ratio of 1:80 and set the number of authorized shares of Class A Common Stock to 154,437,500. Nasdaq notified the Company that it had regained compliance with the Minimum Bid Price Requirement on September 13, 2023.

In addition, in connection with Mr. He’s resignation, and to comply with Nasdaq Listing Rule 5605(c)(4)(B), on August 2, 2023, the Company notified Nasdaq that the Company no longer complied with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605 as the Board was not comprised of a majority of independent directors and the Audit Committee of the Board (the “Audit Committee”) was not comprised of at least three independent directors. The non-compliance was subsequently cured by the appointment of Mr. Peker as an independent member of the Board and Audit Committee.

Although, the Company has regained compliance with Nasdaq Listing Rules, there can be no assurance that the Company will remain compliant with such rules or other Listing Rules in the future. In particular, the rights granted to FF Global Partners LLC (“FFGP”) under the Amended Shareholder Agreement or other similar rights granted to other investors in the future may cause FF to fall out of compliance with certain of Nasdaq’s Listing Rules, including Nasdaq Rule 5640, which disallows the voting rights of existing stockholders to be disparately reduced through any corporate action or issuance. Any future non-compliance may be costly, divert management’s time and attention, and could have a material adverse effect on the Company’s business, reputation, financing, and results of operations.

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

Sales of a substantial number of shares of our Class A Common Stock in the public market, including the resale of the shares of Common Stock held by FF stockholders pursuant to its registrations statements on Form S-3 filed with the SEC or pursuant to Rule 144, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of Common Stock intend to sell shares, could reduce the market price of the Class A Common Stock. Pursuant to our obligations under the Secured SPA, Unsecured SPA, Unsecured Streeterville SPA, FFVV Joinder and the Senyun Joinder, we have registered 23,671,743 shares of Class A Common Stock issuable upon conversion of the Secured SPA Notes, the Unsecured SPA Notes and the exercise of Warrants (the “August Registration Statement”). Such securities represent approximately 74.5% of the shares of Class A Common Stock outstanding as of September 30, 2023. The August Registration Statement permits the resale of these shares until it is no longer effective. The resale, or expected or potential resale, of a substantial number of shares of our Class A Common Stock in the public market could adversely affect the market price for the Class A Common Stock and make it more difficult for you to sell your holdings at times and prices that you determine are appropriate. Furthermore, because there is a large number of shares registered under the August Registration Statement, we expect the selling Stockholders (as defined in the August Registration Statement and related prospectus) will continue to offer the securities covered thereby pursuant to the August Registration Statement or Rule 144 for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the August Registration Statement may continue for an extended period of time.

In addition, as of September 30, 2023, the Class A Common Stock is also subject to potential dilution from: (i) the exercise of up to 4,391,895 warrants, (ii) the exercise of up to 428,081 stock options, (iii) the vesting of 177,650 unvested RSUs, (iv) the issuance of up to 312,500 earnout shares pursuant to the triggering events in the Merger Agreement and (v) the issuance of up to 289,001 remaining registered shares of Class A Common Stock that FF may elect, in its sole discretion, to issue and sell to Yorkville pursuant to the SEPA. Additionally, the Class A Common Stock is subject to potential dilution upon the full conversion and exercise of the SPA Notes, Unsecured SPA Notes and SPA Warrants. The Class A Common Stock is also subject to potential dilution due to issuance of Common Stock in connection with future equity and/or convertible debt financings. Sales of substantial numbers of such shares in the public market, including the resale of the shares of Common Stock held by FF stockholders, could adversely affect the market price of the Class A Common Stock, the impact of which is increased as the value of our stock price increases.

FFGP is able to exert substantial influence over FF, including by delaying or preventing a change in control.

Under the Amended Shareholder Agreement, FFGP is entitled to nominate a number of directors based on its voting power with respect to FF’s outstanding Common Stock, currently entitling FFGP to nominate four out of seven directors to the Board of FF. In addition, on September 23, 2022 and January 13, 2023, FF, FF Global and FFGP entered into governance settlements with FFGP, including with respect to the composition of the Board.
As a result, certain of FF’s stockholders particularly FFGP, may have the ability to determine the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Class A Common Stock.

Additionally, FFGP beneficially owns, directly or indirectly, all of the outstanding shares of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), which accounts for approximately 2.5% of FF’s total outstanding shares of Common Stock (i.e., Class A Common Stock and Class B Common Stock combined) and voting power as of September 30, 2023. Under FF’s Third Amended and Restated Certificate of Incorporation, each share of Class A Common Stock is entitled to one vote per share and each share of Class B Common Stock is entitled to one vote per share, subject to an increase to 10 votes per share if the company reaches a $20.0 billion equity market capitalization. Pursuant to the Amended Shareholder Agreement, FFGP informed FF that it expects FF will submit a proposal to FF stockholders for approval to amend the Third Amended and Restated Certificate of Incorporation to provide that (i) the voting power of the Class B Common Stock will be increased to 10 votes per share (after which the outstanding shares of Class B Common Stock, which FFGP beneficially owns, will account for approximately 19.7% of FF’s voting power) and (ii) the voting power of the Class B

Common Stock will increase from 10 votes per share to 20 votes per share following the Company achieving an equity market capitalization of $3.0 billion (after which the outstanding shares of Class B Common Stock, which FFGP beneficially owns, will account for approximately 32.9% of FF’s voting power). If FFGP obtains such enhanced voting rights, it would have considerable influence over matters such as decisions regarding mergers, consolidations and the sale of all or substantially all of the assets of FF, election of directors and other significant corporate actions. FFGP could take actions that are not in the best interest of FF or its other stockholders. This mechanism may discourage, delay or prevent a change in control, which could have the effect of depriving other stockholders of FF of the opportunity to receive a premium for their shares as part of a sale of FF.

Based on a Schedule 13D/A filed on June 21, 2023, FFGP has beneficial ownership over 1,346,856 shares of Common Stock, which includes: (i) 800,008 shares of Class A Common Stock issuable upon conversion of 800,008 shares of Class B Common Stock held by FFGP and (ii) shares for which FFGP has entered into voting agreements with certain FF stockholders pursuant to which FFGP will vote as a proxy of all of the Class A Common Stock owned by such FF stockholders subject to certain limitations. As a result, FFGP exercises voting power for less than 4.1% of FF’s outstanding Common Stock as of September 30, 2023.

The Company’s ability to produce the FF 91 series on a meaningful scale at its Hanford, California facility may be substantially delayed or result in material unanticipated cost increases, which would have a material adverse impact on the Company’s business, prospects, financial condition, results of operations, and cash flows.

FF plans to continue building out its FF ieFactory in Hanford, California, to support the production of the FF 91 series. The Company may experience delays and other difficulties that could further increase costs and adversely affect FF’s scheduled timeline to manufacture and deliver vehicles at scale. Various risks and uncertainties inherent in new manufacturing processes could result in delays in the production of FF’s vehicles including, for example, those with respect to the Company’s:

•ability to secure funding necessary to complete the build-out of the FF ieFactory California;
•securing permits and certificates required to manufacture FF’s vehicles at scale;
•pace of bringing production equipment and processes online with the capability to manufacture high-quality units at scale;
•compliance with complex and evolving environmental, workplace safety and similar regulations;
•channels to secure necessary equipment, tools and components from suppliers on acceptable terms or at all and in a timely manner;
•the ability to attract, recruit, hire and train skilled employees;
•quality controls;
•facing a health emergency such as the outbreak of the COVID-19 pandemic, difficult economic conditions, and international political tensions; and
•other delays and cost increases and overruns.

If the Company in unable to timely produce the FF 91 series on a meaningful scale at FF ieFactory California or experiences unanticipated cost increases or overruns, it would have a material adverse impact on its business, prospects, financial condition, results of operations, and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Pursuant to the Secured SPA, Unsecured SPA and Unsecured Streeterville SPA, each as amended or supplemented, the Company sold approximately $4.2 million in principal amount of SPA notes to investors since the filing of Item 3.02. Unregistered Sales of Equity Securities in the Form 8-K filed on October 18, 2023. The Company may sell an additional approximately $85.1 million in principal amount of SPA Notes. The SPA Notes were issued, to the extent issued, or will be issued, to the extent unissued, pursuant to the exemption from registration requirements of the Securities Act, provided by Section 4(a)(2) thereof. See “Part I, Item 1. Financial Statements—Note 7, Notes Payable” for additional information regarding the SPA Notes.
The SPA Notes, upon the funding, may be converted into shares of Class A Common Stock on a cashless basis at any time, at the request of the holders subject to the availability of registered shares or the note holder satisfying the holding period pursuant to Rule 144 (“Rule 144”) of the Securities Act of 1933, as amended (the “Securities Act”). As of November 9, 2023, the principal conversion price of the SPA Notes was $1.05 per share and the interest make whole conversion price was $3.6320 per share. The principal conversion price is subject to a anti-dilution adjustments, including full ratchet price protection if the

Company has a subsequent equity sale below $1.05 per share, subject to certain exceptions set forth in the convertible notes. For every $1.0 million of notes converted, the Company would issue 10,235,408, 1,187,789, 1,123,381, and 1,037,881 shares at a hypothetical per share price of Class A Common Stock of $0.10, $3.00, $5.00, and $10.00, respectively.

The shares to be issued upon conversion of the principal amounts under the convertible notes to each of the holders, will be issued pursuant to the exemption from the registration requirements of the Securities Act, provided by Section 3(a)(9) thereof.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits		Incorporation by Reference

3.1	Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Faraday Future Intelligent.		Exhibit 3.1 to the Current Report on Form 8-K/A filed on August 29, 2023
3.2	Certificate of Designation of Elimination of Series A Preferred.		Exhibit 3.1 to the Current Report on Form 8-K/A filed on August 29, 2023
3.3	Amended and Restated Bylaws of Faraday Futures Intelligent Electric Inc. (effective as of June 12, 2023).		Exhibit 3.2 to the Current Report on Form 8-K filed on June 16, 2023
4.1	Common Stock Purchase Warrant, dated August 4, 2023, issued to Streeterville Capital, LLC.		Exhibit 4.1 to the Current Report on Form 8-K filed on August 7, 2023
4.2	Common Stock Purchase Warrant, dated September 21, 2023, issued to FF Vitality Ventures LLC.		Exhibit 4.1 to the Current Report on Form 8-K filed on September 22, 2023
10.1++	Offer Letter, dated July 11, 2023.		Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2023
10.2	Securities Purchase Agreement, dated as of August 4, 2023, among Faraday Future Intelligent Electric Inc. and Streeterville Capital, LLC.		Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2023
10.3	Unsecured Convertible Senior Promissory Note, dated August 4, 2023, issued to Streeterville Capital, LLC.		Exhibit 10.2 to the Current Report on Form 8-K filed on August 7, 2023
10.4	Amendment No. 9 to Securities Purchase Agreement, dated August 4 2023, by and between Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.		Exhibit 10.3 to the Current Report on Form 8-K filed on August 7, 2023
10.5	Amendment No. 10 to Securities Purchase Agreement, dated August 4, 2023, by and between Faraday Future Intelligent Electric Inc. and Senyun International Ltd.		Exhibit 10.4 to the Current Report on Form 8-K filed on August 7, 2023
10.6	Waiver and Amendment Agreement, dated as of August 4, 2023, among Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.		Exhibit 10.5 to the Current Report on Form 8-K filed on August 7, 2023
10.7	Employment Agreement, dated [ ], by and between Faraday Future Intelligent Electric Inc. and Mattias Aydt.
10.8	Form of Salary Deduction and Stock Purchase Agreement.		Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2023
10.9	Amendment Agreement, dated as of September 21, 2023, among Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.		Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2023
10.10	Unsecured Convertible Senior Promissory Note, dated September 21, 2023, issued to FF Vitality Ventures LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on June 27, 2023	Exhibit 10.2 to the Current Report on Form 8-K filed on September 22, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the unaudited Condensed Consolidated Financial Statements and accompanying notes to unaudited Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                         Faraday Future Intelligent Electric Inc.

Date: November 13, 2023

By:	/s/ Matthias Aydt
Name:	Matthias Aydt
Title:	Global Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jonathan Maroko
Name:	Jonathan Maroko
Title:	Interim Chief Financial Officer
(Principal Accounting and Financial Officer)