Form 10-K
period 2023-12-31
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2024-05-28
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-39395
Faraday Future Intelligent Electric Inc.
(Exact name of registrant as specified in its charter)

Delaware	3711	84-4720320
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial classification code number)	(I.R.S. Employer Identification Number)
18455 S. Figueroa Street Gardena, CA		90248
(Address of Principal Executive Offices)		(Zip Code)
(424) 276-7616
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FFIE	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Class A Common Stock at an exercise price of $2,760.00 per share	FFIEW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing price as reported on the Nasdaq Stock Market, the aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $297.6 million. Shares of Common Stock held by each executive officer and director and by each stockholder of more than 10% of any class of voting equity securities of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 17, 2024, there were 439,674,662 shares of Class A Common Stock, $0.0001 par value, and 266,670 shares of Class B Common Stock, $0.0001 par value, issued and outstanding.

Part I

Item 1. Business

Unless the context indicates otherwise, references in this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Form 10-K”) to “FFIE” refer to Faraday Future Intelligent Electric Inc. (f/k/a Property Solutions Acquisition Corp.), a holding company incorporated in the State of Delaware, and not to its subsidiaries, and references herein to the “Company,” “FF,” “we,” “us,” “our” and similar terms refer to FFIE and its consolidated subsidiaries. We refer to our primary operating subsidiary in the U.S., Faraday&Future Inc., as “FF U.S.” We refer to all our subsidiaries organized in China (including Hong Kong) collectively as the “PRC Subsidiaries,” a complete list of which is set forth in Exhibit 21.1 to this Form 10-K forms a part. As of December 31, 2023, our only operating subsidiaries in mainland China and in Hong Kong are FF Automotive (China) Co. Ltd., Ruiyu Automotive (Beijing) Co., Ltd. and Shanghai Faran Automotive Technology Co., Ltd., each of which was organized in the PRC. The discussion of FF’s business and the electric vehicle industry below is qualified by, and should be read in conjunction with, the discussion of the risks related to FF’s business and industry detailed elsewhere in this Form 10-K.

Company Overview

FF is a California-based global shared intelligent mobility ecosystem company with a vision to disrupt the automotive industry.

With headquarters in Los Angeles, California, the Company designs and engineers next-generation intelligent, connected, electric vehicles. FF manufactures vehicles at its production facility in Hanford, California, with additional future production capacity needs addressed through a contract manufacturing partner in South Korea. FF is also exploring other potential contract manufacturing options in addition to the contract manufacturer in South Korea. The Company has additional engineering, sales, and operational capabilities in China and is exploring opportunities for potential manufacturing capabilities in China through a joint venture or other arrangement.

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

The VPA is a modular skateboard-like platform which can be sized to accommodate various motor and powertrain configurations, enabling fast and capital efficient product development for both the passenger and commercial vehicle segments. FF’s propulsion system includes an industry-leading inverter design, and a propulsion system that provides a competitive edge in electric drivetrain performance. FF’s advanced I.A.I. technology offers high-performance computing, high speed internet connectivity, Over-the-air (“OTA”) updates, an open ecosystem for third party application integration, and an advanced autonomous driving-ready system, in addition to several other proprietary innovations that enable the Company to build a highly personalized user experience.

In 2023, FF completed the upgrade for the FF 91 Futurist vehicle from PT Gen 1.0 to PT Gen 2.0. This generational upgrade consisted of 26 significant upgrades to systems and core components of both the EV area (the vehicle) and the I.A.I area (the advanced core of intelligence, autonomous driving and internet). The 13 key upgrades to the EV area include improvements to the powertrain, battery, charging, chassis, and interior, and the 13 key upgrades to I.A.I. include upgrades in computing, sensing, user interaction, and communication, as well as upgrades to the newest technology. Along with other vehicle performance improvements, FF’s technology is designed to deliver superior acceleration of 2.27 seconds from 0 to 60 mph and safety.

In January 2024, FF delivered its first major OTA upgrades for the FF 91 2.0 since it began making deliveries, consisting of 752 new additions and 846 improvements. These upgrades and enhancements showcased a breakthrough in FF’s user experience and technology and further reflected trends of "All-AI, All-Hyper, All-Ability, and user-focused Co-Creation value."

Since inception, FF has developed a differentiated portfolio of valuable intellectual property. As of December 31, 2023, the Company had been granted approximately 660 patents (with approximately a third issued in the U.S., and slightly less than two-thirds issued in China, and the remaining issued in other jurisdictions). These patents are issued to various FFIE entities, including Faraday Future, Faraday & Future, FF Automotive (China) Co., Ltd., Leka Automotive Intelligent Technology (Beijing) Co., Ltd., and LeEco Eco-Car (Zhejiang) Co., Ltd. Key patents include FF’s inverter assembly, integrated drive and motor assemblies, methods and apparatus for generating current commands for an interior permanent magnet (“IPM”) motor, and keyless vehicle entry system. These key patents will expire in 2035 and 2036.

Products

FF’s B2C (business-to-consumer) passenger vehicle pipeline includes the FF 91 series, the FF 81 series, and the FF 71 series, each designed to target different passenger vehicle segments. In addition to passenger vehicles, and leveraging its VPA and other proprietary technology, FF plans to produce a Smart Last Mile Delivery (“SLMD”) vehicle to address the high growth last mile delivery market. The FF 91 is the current production flagship model, and future pipeline models are contingent upon funding availability.

Each of the three passenger vehicle series is planned in two different configurations (the FF 91 also comes in a limited edition model). At the top end, the “Futurist” configurations will drive FF’s core brand values (design, superior driving experience, and personalized user experience enabled through FF’s unique I.A.I technologies) to the fullest. Offering multiple configurations allows FF to participate in a wide price range within each vehicle series.

●
The FF 91 series is designed to compete with Maybach, Bentley Bentayga, Lamborghini Urus, Ferrari Purosangue, Mercedes S-Class, Rolls Royce Spectre, Porsche Taycan, BMW 7-Series, etc. On May 31, 2023, FF launched the Ultimate AI TechLuxury FF 91 2.0 Futurist Alliance, as well as the eco product aiHypercar+, open for reservations in both the United States and China. On August 12, 2023, FF celebrated the delivery of the first FF 91 2.0 Futurist Alliance to the first Developer Co-Creator.

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
Distribution Model

FF launched its first passenger vehicles in the U.S. in 2023. Additional markets may be added thereafter. FF plans to utilize a direct sales model integrating online and offline sales channels to drive sales and user (including customers, drivers, and passengers of FF vehicles) operations to continuously create value. FF’s offline sales are planned through FF’s self-owned stores as well as FF Partner-owned stores and showrooms. The self-owned stores are expected to help establish the FF brand and provide seamless vehicle purchase experience, while the partner-owned stores and showrooms will enable expansion of the sales and distribution network without substantial capital investment by FF.

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

Internet, Autonomous Driving, and Intelligence (“I.A.I”) Technology

FF’s advanced I.A.I. technology offers high-performance computing, high speed internet connectivity, OTA updates, an open ecosystem for third party application integration, and an advanced autonomous driving-ready system, in addition to several other proprietary innovations that enable the Company to build an advanced highly personalized user experience. The FF 91 series will feature a high-performance dual systems-on-a-chip (“SoC”) computing platform for in-vehicle infotainment, a NVIDIA based autonomous driving hardware platform, and a high-speed connectivity system that will be capable of up to three simultaneous 5G connections. Together, these systems will deliver a highly intelligent voice-first user experience, and seamless cloud connectivity and a vehicle that is Level 3 highway autonomous driving ready.

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

Strong intellectual property portfolio

FF has significant capabilities in the areas of vehicle engineering, vehicle design and development, as well as software, internet, and AI. The Company has also developed a number of proprietary processes, systems and technologies across these areas. FF’s research and development efforts have resulted in a strong intellectual property portfolio across battery, powertrain, software, user interface design and user experience design (“UI/UX”), and advanced driver-assistance systems, among other areas. FF’s proprietary inverter design provides high current and is integrated into the electric drive unit, creating a high power-to-weight ratio. The patented keyless entry technology recognizes the user from a distance, opens (rather than simply unlocking) doors and customizes the user’s seating area using facial-recognition-prompted download of FFID data. The eyes-free on-screen gestures controls enable users to open or close doors with one swipe, adjust temperature or volume with three fingers anywhere on the Center Display. Patented autonomous driving technology will allow users to find empty space in a parking lot and autonomously park using cameras, radars, LIDARs (Light Detection and Ranging), ultrasound and an inertial measurement unit (“IMU”) (available after production and delivery via a software upgrade). FF believes its strong intellectual property portfolio will allow continued differentiation from its competitors and shorten time to market for future products.

Visionary management with a strong record of success

FF is led by a visionary management team with a unique combination of automotive, communication, and internet experience. FF’s Global CEO,Matthias Aydt has been at FF for nearly eight years, before appointed the global CEO, he had previously served successively as head of Product Execution, head of Vehicle R&D and Vehicle engineering, Head of Product Definition & Mobility Ecosystems, as well as head of Business Development. Matthias Aydt has over 40 years of experience in luxury OEMs across technology, operations, and general management, including developing and growing multinational organizations, establishing cross-functional work environments, designing and developing processes, project management processes, and simultaneous engineering processes. Mr. Aydt has also received over 15 registered patents during his career and is deeply committed to the Company, its employees, users, and investors in fulfilling the vision for a sustainable transportation future.

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

Innovative Marketing and Sales Approach Through User Co-Creation

As we look forward, FF's focus is set on continued ramp of vehicle production and building its brand with Co-Creation. And these initiatives do more than just elevate the brand presence; they cultivate a deep connection between FF and its community, offering an enriched brand journey.

At its core, Co-Creation transcends mere collaboration; it's the manifestation of FF’s commitment to centering our users in all our endeavors. Through collaborative partnerships with Co-Creators, the Company believes that substantial value can be accessed across various aspects such as product development, technological development, brand amplification, trust and loyalty, pricing power, strategic positioning, and brand marketing. This paradigm sets us apart in the dynamic EV landscape, ensuring our offerings are not merely technologically superior but also resonate with the ever-evolving expectations and aspirations of our clientele.

Electric Vehicle Industry Overview and Market Opportunity

McKinsey & Company released a public report titled “Five trends shaping tomorrow’s luxury-car market” in July, 2022 that segments the luxury-car market based on four manufacturers’ suggested retail price (MSRP) tiers. These tiers consist of vehicles priced from $80,000 to $149,000, $150,000 to $299,000, $300,000 to $500,000, and above $500,000. Each of these four luxury segments are projected to expand at a compound annual growth rate of between 8 and 14 percent through 2031. In contrast, McKinsey projected that the market for cars with an MSRP of less than $80,000 would remain virtually flat through the same time period.

Driven by China’s new energy vehicle (“NEV”) credit and European CO2 regulations as well as city policies restricting new internal combustion engine (“ICE”) vehicle sales, electric vehicle sales in China and Europe are estimated to exceed 65% of all passenger electric vehicle sales by 2030, according to the Electric Vehicle Outlook 2022 report, a long-term forecast published by Bloomberg New Energy Finance (“BNEF Report”). In addition, since many U.S. households have the infrastructure to install home charging, they are ideal adopters of electric vehicles. According to the BNEF Report, by 2040, over three-quarters of all new passenger vehicles sold will be electric, with markets in China and parts of Europe achieving even higher penetration. For commercial electric vehicles, demand for electric small vans, and trucks are expected to rise quickly, with the U. S., Europe, and China markets expanding faster than the overall market, according to the BNEF Report. In addition, the report notes that light-duty commercial vehicles will see the greatest surge in demand for electric drivetrains among all commercial vehicles. FF believes its U.S. and China dual-home market strategy, as well as its innovative DNA, strong technology portfolio, and emphasis on design, driving experience and personalized user experience will position it well in the passenger electric vehicle segments in these markets. By leveraging the scalable design and modularity of FF’s variable platform architecture, FF is well-positioned to capitalize on growing demands for light, commercial electric vehicles. Additionally, FF’s robust vehicle engineering capabilities and extensive portfolio of technologies offer significant future licensing and strategic partnership opportunities.

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

Decreasing Battery and Electric Vehicle Ownership Costs

Battery and battery-related costs generally represent the most expensive components of an electric vehicle. The falling price of lithium-ion batteries is expected to be among the most important factors affecting electric vehicle penetration in the future. Additionally, the average battery energy density is expected to increase with continuous improvements in battery chemistries, improved materials, advanced engineering, and manufacturing efficiencies. With improvements in battery technology and economies of scale, battery production costs (translated to electric vehicle ownership costs) should continue to decrease. The BNEF Report stated that the average lithium-ion battery price had fallen by 89% from 2010 to 2021 to $131/kWh. They projected the cost of lithium-ion batteries would fall below $100/kWh by 2024 and continue to decline as advancements in manufacturing and technology continue. According to the BNEF Report, price parity between electric vehicles and ICE is expected to be reached by the mid-2020s in most vehicle segments, subject to variation between geographies.

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

Growth of Electric “Shared Mobility”

According to the BNEF Report, the global shared mobility fleet (i.e., ride-hailing and car-sharing) is expected to represent more than 15% of the total kilometers traveled by passenger vehicles by 2040, up from less than 5% in 2019. Bloomberg data also predicted that due to electric vehicles’ lower operating costs, they are anticipated to account for over 75% of shared mobility vehicles by 2040, representing a dramatic increase from current low single digit penetration. At the same time, as vehicle consumers move to rely upon shared mobility fleets, and view ride-hailing and car-sharing as a service, such trends may partially offset passenger vehicle demand growth.

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
PRC Subsidiaries

FFIE is a holding company incorporated in the State of Delaware. “FF U.S.”, FF’s primary U.S. operating subsidiary, was incorporated and founded in the State of California in May 2014. We refer to all our subsidiaries organized in China (including Hong Kong) collectively as the “PRC Subsidiaries.” A complete list of our subsidiaries is set forth in Exhibit 21.1 to this Annual Report on Form 10-K. As of December 31, 2023, our only operating subsidiaries in China (including Hong Kong) are FF Automotive (China) Co. Ltd., Ruiyu Automotive (Beijing) Co., Ltd. and Shanghai Faran Automotive Technology Co., Ltd., each of which was organized in the PRC.

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

In 2022 and 2023, FF U.S. extended loans in an aggregated amount of $8.0 million and $16.3 million, respectively, to FF Hong Kong Holding Limited to fund the operations of the PRC Subsidiaries. We will continue to assess the PRC Subsidiaries’ requirements to fund their operations and intend to effect additional contributions as appropriate. As of December 31, 2023, our only operating subsidiaries in China (including Hong Kong) are FF Automotive (China) Co. Ltd., Ruiyu Automotive (Beijing) Co., Ltd. and Shanghai Faran Automotive Technology Co., Ltd., each of which was organized in the PRC. The PRC Subsidiaries have not transferred cash or other assets to FFIE, including by way of dividends. FFIE does not currently plan or anticipate transferring cash or other assets from our operations in China to any non-Chinese entity.

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

As our operations in the PRC expand, our PRC Subsidiaries will be required to obtain approvals, licenses, permits and registrations from PRC regulatory authorities, such as the State Administration for Market Regulation, the National Development and Reform Commission, Ministry of Commerce (“MOFCOM”), and the Ministry of Industry and Information Technology (“MIIT”), which oversee different aspects of the electric vehicle business. As of December 31, 2023, no application by our PRC Subsidiaries for any such approvals, licenses, permits and registrations that are currently applicable to them had been denied, but there can be no assurance that the PRC Subsidiaries will be able to maintain their existing licenses or obtain new ones. See “Risk Factors–Risks Related to FF’s Operations in China–FF may be adversely affected by the complexity, uncertainties and changes in PRC regulations on internet-related business, automotive businesses and other business carried out by FF’s PRC Subsidiaries.” for a more detailed discussion of the risks relevant to the regulations relating to the operations of the PRC Subsidiaries.

We do not believe any permission is required from any Chinese authorities (including the China Securities Regulatory Commission (the “CSRC”) and the Cyberspace Administration of China (the “CAC”)) in connection with our previous offerings or listing. We do not and immediately prior to the filing of this Annual Report on Form 10-K, will not possess over one million of PRC-based individual’s personal information. After consulting our PRC counsel, we believe we are currently not subject to the requirement under the Cybersecurity Review Measures that a network platform operator which possesses more than one million users’ personal information must apply for a cybersecurity review with CAC before listing abroad. In addition, as of December 31, 2023, after consulting our PRC counsel, we are not aware of any other laws or regulations currently effective in the PRC which explicitly require us to obtain any permission from the CSRC or other Chinese authorities for our previous offering or listing, nor had we received any inquiry, notice, or warning from the CSRC or any other Chinese authorities in such respects. The PRC authorities have promulgated new or proposed laws and regulations recently to further regulate securities offerings that are conducted overseas and/or foreign investment in China-based issuers. According to these new laws and regulations and the draft laws and regulations if enacted in their current forms, in connection with our future securities offering activities, we may be required to fulfill filing, reporting procedures with the CSRC, and may be required to go through cybersecurity review by the PRC authorities. However, there are uncertainties with respect to whether we will be able to fully comply with requirements to obtain such permissions and approvals from, or complete such reporting or filing procedures with PRC authorities. For more detailed information, see “Risk Factors–Risks Related to FF’s Operations in China–The approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities may be required in connection with certain of our financing activities, and, if required, we cannot predict if we will be able to obtain such approval or complete such filing or other administrative procedures” and “Risk Factors–Risks Related to FF’s Operations in China–We face challenges from the evolving regulatory environment regarding cybersecurity, information security, privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and any actual or alleged failure to comply with related laws and regulations regarding cybersecurity, information security, data privacy and protection could materially and adversely affect our business and results of operations” for a more detailed discussion of the relevant risks relating to the applicable of PRC laws and Regulations.

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

Milestones

Significant milestones in FF’s historical development and commercialization of FF’s electric vehicles include the following:

●	In 2015, FF completed its first test mule car, and a fully developed electric vehicle Beta prototype was completed in August 2016.

●	In January 2016, FF debuted the FF Zero 1 at the 2016 Consumer Electronics Show (“CES”) and obtained a U.S. patent for FF’s proprietary power inverter, the “FF Echelon Inverter.” In November 2016, FF obtained an autonomous vehicle testing permit issued by the State of California, which allowed FF to test self-driving vehicles on public roads with the presence of a safety driver.

●	In January 2017, FF revealed FF 91, its luxury electric crossover vehicle, at CES 2017. FF 91’s beta prototype set the fastest production-electric vehicle record at the Pikes Peak International Hill Climb in 2017, with a time of 11 minutes and 25.083 seconds.

●	In November 2017, FF entered into agreements with its Series A investor in connection with its Series A financing and received gross proceeds of $800.0 million through June 2018.

●	In August 2018, FF completed its first pre-production build of FF 91 in its Hanford, California manufacturing facility. FF also began designing the FF 81 project in January 2018.

●	In January 2021, Legacy FF, FF Automotive (Zhuhai) Co., Ltd. and FF Hong Kong Holding Limited entered into a cooperation framework agreement with Zhejiang Geely Holding Group Co., Ltd. pursuant to which Geely Holding agreed to explore the possibility of joint investment in the technology licensing, contract manufacturing and joint venture with FF and the city, as well as to pursue the possibility of further business cooperation with the joint venture. The joint venture and contract manufacturing projects with Geely Holding are on hold.

●	In January 2021, FF announced that it entered into a definitive agreement for a business combination with PSAC, with the combined company to be listed on The Nasdaq Stock Market under the ticker symbol “FFIE”.

●	In July 2021, FF announced that it completed its previously announced merger with PSAC, which resulted in the combined company being renamed Faraday Future Intelligent Electric. The Class A Common Stock and Public Warrants of the Company began trading on The Nasdaq Stock Market on July 22, 2021 as “FFIE” and “FFIEW,” respectively.

●	In September 2021, FF completed the installation of pilot equipment in the pre-production build area of its Hanford, California facility.

●	In October 2021, FF received its final Certificate of Occupancy (“CO”) for a dedicated area for pre-production manufacturing at the facility in Hanford, California.

●	In December 2021, FF started foundation construction for all remaining production areas in the Hanford facility, including body, propulsion, warehouse and vehicle assembly. Interior foundation work in the production area is complete, major mechanical systems, including electrical and plumbing, have been installed and equipment installation is underway.

●	In February 2022, FF announced that Myoung Shin had been contracted to manufacture FF’s second vehicle, the FF 81, with SOP scheduled for as early as 2024.

●	In February 2022, FF unveiled the first production-intent FF 91 EV manufactured at its Hanford, California plant.

●	In September 2022, FF announced the FF 91 Futurist, the Ultimate Intelligent TechLuxury EV, was officially certified to have a robust rating of 381 miles of EV range from the U.S. Environmental Protection Agency.

●	In November, 2022, FF announced the CARB has certified the FF 91 Futurist as a zero-emissions vehicle (ZEV). The ZEV program is part of CARB’s Advanced Clean Cars package of coordinated standards that control smog-causing pollutants and greenhouse gas emissions of passenger vehicles in California.

●	On January 17, 2023, FF announced that, in the third quarter of fiscal year 2022, it had reached a non-binding Cooperation Framework Agreement with the government of the City of Huanggang in Hubei Province, China (“Huanggang”), for promoting FF’s U.S.-China dual-home market strategy. According to the Cooperation Framework Agreement, FF intends to relocate its FF China headquarters to Huanggang, while maintaining its global headquarters in Los Angeles, California.

●	On March 29, 2023, FF successfully started the production of the flagship FF 91 vehicle.
●	On April 14, 2023, the first production FF 91 vehicle rolled off the line at the FF ieFactory California.
●	On May 25, 2023, FF announced that the FF 91 successfully passed U.S. Federal Motor Vehicle Safety Standards (“FMVSS”) crash test requirements, first phase of delivery plan set to begin May 31.
●	On May 31, 2023, FF launched the Ultimate AI TechLuxury FF 91 2.0 Futurist Alliance as well as the eco product aiHypercar+, open for reservations in both the United States and China.
●	On August 12, 2023, FF celebrated the delivery of the first FF 91 2.0 Futurist Alliance to the first industry expert Developer Co-Creation Officer.
●	On November 23, 2023, FF announced entry into Middle East, signed strategic cooperation agreements with Master Investment Group and Siraj Holding LLC, and announced the FF 91 2.0 Futurist aiFalcon Limited Edition for the Middle East market.
Partnership Program

Acting through FF Global Partners LLC (“FF Global”), a shareholder of the Company, in July 2019 certain current and former executives of the Company established a program which they refer to as the “Partnership Program.” FF Global beneficially owned approximately 1.08% of the voting power of the Company’s fully diluted Common Stock as of December 31, 2023. As described below, the Partnership Program provides financial benefits to certain Company directors, management and employees, which they are required to report to the Company pursuant to the Company’s Investment Reporting Policy. The Partnership Program is administered by FF Global and is not under the Company’s supervision.

Purpose of Partnership Program

The purpose of the Partnership Program is to help the Company and FF Global succeed, including by helping key Company employees remain aligned with the Company’s mission, interests and economic success, by awarding units representing membership interests in FF Global to such individuals. We have been advised by FF Global that the VP of Human

Resources in FF, who is also a member of FF Global, provides recommendations to the FF Global Board of Managers regarding proposed awards based on, among other things:

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

Scope of Partnership Program

FF Global has informed us that to date a total of 34 individuals have received awards under the Partnership Program, that 17 individuals continue to hold such awards, and that all recipients of such awards are current or former directors or employees of the Company or its affiliates. Some of these individuals are or were members of the FF Global Board of Managers. In particular, we understand that (amounts below in single dollars):

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

●
Matthias Aydt, the current Global CEO and a director of FFIE, was a member of the FF Global Board of Managers until June 2022, and previously held FF Global units. According to information provided by Mr. Ruokun Jia, a nephew of Mr. Jia who was formerly an Assistant Treasurer of FFIE but who was terminated for conduct during the Special Committee’s investigation, Dream Sunrise is owned by an associate of him. On June 26, 2019, to finance his acquisition of the FF Global units and his then concurrent loan to FF Global in the original principal amount of $4,257,792, Mr. Aydt issued a note in the original principal amount of $4,624,392 to Dream Sunrise LLC (“Dream Sunrise”). On August 2, 2021, FF Global paid down its loan obligations to Mr. Aydt by $2,071,722, by paying down Mr. Aydt’s loan obligations to Dream Sunrise by the same amount, evidenced by that certain Repayment Agreement, dated as of March 7, 2022, by and among Dream Sunrise, FF Global and Mr. Aydt, an amended and restated note dated as of March 7, 2022 from FF Global to Mr. Aydt in the principal amount of $2,186,070 (the “Aydt-FF Global Note”), replacing the prior note issued by FF Global to Mr. Aydt on June 26, 2019 in its entirety, and an amended and restated note dated as of March 7, 2022 from Mr. Aydt to Dream Sunrise in the principal amount of $2,552,670 (the “Dream Sunrise-Aydt Note”), replacing the prior note issued by Mr. Aydt to Dream Sunrise on June 26, 2019 in its entirety. In order to avoid any potential conflicts of interest that his ownership of FF Global units presents toward his role as a director of FFIE, in June 2022, Mr. Aydt requested that FF Global redeem in full all of his FF Global units. On July 8, 2022, FF Global, Dream Sunrise and Mr. Aydt entered into an Redemption Agreement, pursuant to which in exchange for FF Global’s redemption in full of all of Mr. Aydt’s FF Global units and in satisfaction of all of FF Global’s then outstanding loan obligations to Mr. Aydt under the Aydt-FF Global Note, other than $87,743, which represents interests accrued on $366,600 of the principal amount under the Dream Sunrise-Aydt Note, FF Global assumed all of Mr. Aydt’s then outstanding loan obligations under the Dream Sunrise-Aydt Note. As of December 31, 2023, the $87,743 that Mr. Aydt owes to Dream Sunrise remained outstanding.

●
Qing Ye, former director of FFIE and former Vice President of Business Development and FF PAR, previously held FF Global units. On June 26, 2019, to finance his acquisition of the FF Global units and his then concurrent loan to FF Global in the original principal amount of $1,993,009, Mr. Ye issued a note in the original principal amount of $2,164,609 to Dream Sunrise. On June 13, 2022, FF Global paid down its loan obligations to Mr. Ye by $969,742, by paying down Mr. Ye’s loan obligations to Dream Sunrise by the same amount, evidenced by an amended and restated note dated as of June 13, 2022 from FF Global to Mr. Ye in the principal amount of $1,023,267 (the “Ye-FF Global Note”), replacing the prior note issued by FF Global to Mr. Ye on June 26, 2019 in its entirety, and an amended and restated note dated as of June 13, 2022 from Mr. Ye to Dream Sunrise in the principal amount of $1,194,867 (the “Dream Sunrise-Ye Note”), replacing the prior note issued by Mr. Ye to Dream Sunrise on June 26, 2019 in its entirety. In order to avoid any potential conflicts of interest that his ownership of FF Global units presents towards his role as a director of FFIE, in June 2022, Mr. Ye requested that FF Global redeem in full all of his FF Global units. On June 24, 2022, FF Global, Dream Sunrise and Mr. Ye entered into an Redemption Agreement, pursuant to which in exchange for FF Global’s redemption in full of all of Mr. Ye’s FF Global units and in satisfaction of all of FF Global’s then outstanding loan obligations to Mr. Ye under the Ye-FF Global Note, other than $41,071, which represents interests accrued on $171,600 of the principal amount under the Dream Sunrise-Ye Note, FF Global assumed all of Mr. Ye’s then outstanding loan obligations under the Dream Sunrise-Ye Note. As of December 31, 2023, the $41,071. that Mr. Ye owed to Dream Sunrise remained outstanding. On January 25, 2023, Mr. Ye resigned as a member of the Board. Mr. Ye remained a consultant of the Company as an independent contractor until September 15, 2023.

●	Robert Kruse, FF’s former Senior Vice President, Product Execution, previously held 1,500,000 FF Global units. On November 29, 2022, Mr. Kruse resigned from the Company.

●
Chui Tin Mok, our Global Executive Vice President and the Global Head of User Ecosystem and a director of FFIE (effective January 25, 2023), currently holds 780,000 FF Global units. On June 26, 2019, to finance his acquisition of the FF Global units and his then concurrent loan to FF Global in the original principal amount of $2,264,783, Mr. Mok issued a note in the original principal amount of $2,459,783 to Dream Sunrise. In May 2022, Mr. Mok returned 3,120,000 of his FF Global units to FF Global pursuant to amendments to the governance documents of FF Global. On March 7, 2022, FF Global paid down its loan obligations to Mr. Mok by $1,101,980, by paying down Mr. Mok’s loan obligations to Dream Sunrise by the same amount, evidenced by an amended and restated note dated as of March 7, 2022 from FF Global to Mr. Mok in the principal amount of $1,162,803, replacing the prior note issued by FF Global to Mr. Mok on June 26, 2019 in its entirety, and an amended and restated note dated as of March 7, 2022 from Mr. Mok to Dream Sunrise in the principal amount of $1,357,803, replacing the prior note issued by Mr. Mok to Dream Sunrise on June 26, 2019 in its entirety.

●	Hong Rao, our Vice President of I.A.I. (Internet, Autonomous Driving, Intelligence), currently holds 100,000 FF Global units.

●	In addition to the loans described above with respect to Mr. Aydt and Mr. Ye, a number of our other current and former employees have used funds loaned by Dream Sunrise to fund the purchase of their FF Global units and their concurrent loans to FF Global, including Chui Tin Mok and Jerry Wang who is a consultant to FF.

FF Technology

FF aiHyper 6x4 Architecture 2.0

Underpinning the FF 91 2.0 is the “FF aiHyper 6x4 Architecture 2.0.” FF believes the integration of FF’s six technology platforms with the four technology systems, symbolized by “6x4”, lays the groundwork for our commitment to pioneering innovation and excellence in the automotive sphere.

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

Propulsion Technology

FF has designed an integrated set of powertrain systems ideally suited for FF’s modular VPA, which has been upgraded to PT Gen 2.0 to further enhance performance. FF believes its proprietary and patented designed electric powertrain provides a competitive edge in horsepower, efficiency, and acceleration performance.

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

For autonomous driving, FF’s advanced autonomous driving-ready system (“ADAS”) will deliver multiple ADAS features through a combination of FF’s own as well as industry partners’ applications. FF plans to devote resources to autonomous driving research and development and plans to work with partners to deliver full autonomous-driving capabilities in highway and urban driving, as well as parking, across its vehicle lines in the future.

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

FF Products

FF has developed an extensive portfolio of proprietary technologies that will be embedded and integrated in FF vehicles. FF’s B2C passenger vehicle pipeline includes FF 91 series, FF 81 series and FF 71 series. In addition to passenger vehicles, leveraging its VPA, FF plans to produce a Smart Last Mile Delivery (“SLMD”) vehicle to address the high growth last mile delivery opportunity. The FF 91 is the current production flagship model, and future pipeline models are contingent upon funding availability.

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

FF 91 will feature an advanced autonomous driving system that will deliver multiple ADAS features through a combination of FF’s own as well as partners’ applications. FF plans to devote resources to autonomous driving research and development and plans to work with partners to deliver full autonomous-driving capabilities in highway and urban driving, as well as parking, across its vehicle lines in the future.

As limited edition, FF 91 2.0 Futurist Alliance currently has a list price, or MSRP, of $309,000.

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

FF’s technical solutions for advanced connectivity and user experience are well-suited to the SLMD market, where rapid growth is fueling demand for increasingly sophisticated solutions and features. Such features may include:

●	Advanced connectivity and telematics for next-gen fleet management;

●	OTA upgrade capability;

●	Third party application integration on touch screen display;

●	Surround view cameras for improved visibility; and

●	Equipped with advanced autonomy and ready-for-future capabilities.
SLMD’s adaptive modular design enables additional use cases (utilities, tradesmen, and others) with minimal additional time or investment.

Manufacturing Strategy

FF builds its FF 91 series vehicles in its manufacturing facility in Hanford, California, which has an estimated annual capacity of 10,000 vehicles. FF will conduct operations similar to traditional vehicle manufacturing facilities such as body assembly, paint operations, final vehicle assembly, and end-of-line testing for FF 91 in the Hanford manufacturing facility. FF intends for its vehicle engineering and manufacturing teams to work alongside one another to streamline the feedback loop for rapid product enhancements and quality improvement and will extensively utilize virtual manufacturing simulation methods to validate operations and improve the manufacturing processes.

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

Sales, Delivery, and Servicing of Vehicle

FF initiated delivery of the first FF 91s in 2023. FF is adopting a direct sales model that utilizes a mix of online and offline presence to drive sales. FF’s offline sales network will consist of FF experience centers and FF Partner-owned experience centers. The self-operated experience centers are expected to establish FF brand awareness and provide a seamless vehicle purchase experience, while the FF Partner-owned experience centers (established dealerships) are expected to expand the sales and distribution network without substantial capital investment by FF.

FF’s contemplated flagship experience center, which is under construction, will be located in Beverly Hills, California. FF may consider other Company-operated experience centers in the U.S., China and the Middle East. These locations would operate as experiential showrooms for FF’s electric vehicle models and would provide sales, after-sales, and charging services. The FF Partner-owned stores and showrooms would support FF’s online-to-offline sales model, vehicle delivery, charging service and other user operations.

All purchase transactions will be processed online through FF’s website or mobile apps, while FF Partners will support the process (including demonstration drives and providing vehicle information) and receive compensation based on a revenue sharing model and territory and/or services performed. Users accessing FF.com can directly purchase the vehicle online and can choose their closest FF experience centers or FF Partner-operated experience centers and showroom for support. Customers going to an FF Partner-operated experience center will be supported by staff and directed to FF.com for purchasing. FF believes that once the reputation of FF’s vehicles has been established and users are familiar with FF vehicles, an increasing share of the vehicle sales process is likely to be completed fully online. This will further free up offline capacity and potentially increase productivity for FF’s Partner-operated experience centers. As FF will oversee delivery of the vehicles, both FF stores and FF Partner-operated experience centers and showrooms will be able to run their operations in an asset-light fashion.

The FF Partner-owned experience centers and showrooms will be the prioritized network for servicing FF’s vehicles, which may include repair, maintenance, and bodywork services. FF will also contract with select third-party service centers to ensure coverage and will deploy mobile service vans based on user demand. To ramp up its service capabilities, FF Eco Sales Company, LLC, FF’s sales subsidiary, has engaged Somit Solutions (KPIT) to support FF Aftersales with the development of the underlying systems required to support all after-sales elements, such as repair order, warranty, parts catalog, repair manuals to support the expansion of the FF Service Network. Additionally, FF plans to engage with a national automotive services provider to support FF Aftersales operations, such as shipping logistics, as well as leveraging a service center network. FF users will benefit from FF’s connected remote service platform.

FF outlined a 3-phase delivery plan aimed at delivering the best experience to all our users. This initial phase launched at the end of May 2023, marking the start of FF's delivery plan for the vehicle to the industry expert Futurist Product Officers (FPO).

In phase two, all FPO(s) are invited to purchase the vehicle and take full possession, receiving comprehensive training on vehicle's features. The second phase launched in August, 2023, and FF became a revenue generating company. In the meantime, FF continues to optimize its brand strategy, including the second brand strategy.

In the third and final phase, the FF 91 is made available to all users.

Co-Creation Program

Instead of the traditional one-way sales and marketing approach that is common in the automotive space, FF intends to build a direct and reciprocal relationship with our user base. On August 12, 2023, FF delivered the first FF 91 2.0 Futurist Alliance to its first industry expert Developer Co-Creator. FF intends to build brand awareness through this program.

Other Sales and Service Capabilities

To complement our brand-building efforts, our sales team was busy at building out our sales and services capabilities. Here's an overview of our recent advancements:

●	Leasing Program Launch: In collaboration with Luxury Lease Partners, we've initiated a leasing program for our FF 91 2.0 Futurist Alliance owners. With competitive pricing, customers can acquire our flagship model with just a few electronic clicks, in line with our vision of an intelligent electric future.
●	Mobile Service Fleet: We've activated our mobile service fleet, offering on-demand concierge service to our first FF 91 2.0 Futurist Alliance owners.
●	Bureau of Automotive Repair License: Holding a license from the California Bureau of Automotive Repair is a testament to our commitment to uphold the highest compliance standards in vehicle maintenance, warranty repairs, and service.
●
Home Charging Installation Program Activation: In alliance with Qmerit Electrification, we've launched our home charging installation program. The FF Home Charger, which supports up to 19.2 kW, is a Wi-Fi-connected smart charger compatible with most EVs.

●	Public Charging Program: Ensuring uninterrupted travel for our vehicle owners, we've rolled out a public charging program. Every FF 91 2.0 Futurist Alliance owner is entitled to $1,000 charging credits, applicable across major US EV charging networks.
FF Suppliers

FF has partnered with suppliers in North America, Europe, and Asia, and has on-boarded suppliers for all parts for the FF 91. FF aims to obtain systems, components, raw materials, parts, manufacturing equipment, and other supplies and services from suppliers which FF believes to be reputable and reliable.

Intellectual Property

FF has significant capabilities in the areas of vehicle engineering, development and design, and has developed a number of proprietary systems and technologies. As of December 31, 2023, FF had been granted approximately 660 patents (with approximately a third issued in the U.S., slightly less than two-thirds issued in China, and the remaining issued in other jurisdictions). These patents are issued to various FFIE entities, including Faraday Future, Faraday & Future, FF Automotive (China) Co., Ltd., Leka Automotive Intelligent Technology (Beijing) Co., Ltd., and LeEco Eco-Car (Zhejiang) Co., Ltd. FF intends to continue to file additional patent applications with respect to its technology. FF’s patented technology covers UI/UX, powertrain, ADAS, body, hardware/software platform and chassis. Key patents include FF’s inverter assembly, integrated drive and motor assemblies, methods and apparatus for generating current commands for an interior permanent magnet (“IPM”) motor and seamless vehicle access system. These key patents will expire in 2035 or 2036.

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

In January 2021, FF Intelligent Mobility Global Holdings Ltd.,, FF Automotive (Zhuhai) Co., Ltd. and FF Hong Kong Holding Limited entered into a cooperation framework agreement with Zhejiang Geely Holding Group Co., Ltd. pursuant to which Geely Holding agreed to explore the possibility of joint investment in the technology licensing, contract manufacturing and joint venture with FF and the city, as well as to pursue the possibility of further business cooperation with the joint venture. The joint venture and contract manufacturing projects with Geely Holding are on hold.

After-Sales and Service

FF U.S. has engaged Somit Solutions (KPIT) to support the development of the underlying After-sales Service Systems (U.S. and China), plans to further engage a US based national automotive services provider to support Aftersales Operations (U.S. only), and has engaged SalesForce (U.S. only) to deliver and service the FF 91 in compliance with governmental agencies and to support critical path alignment with the Company’s user journeys.

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

Human Capital Management and Resources

As of December 31, 2023, FF had 505 full time employees globally. A majority of FF’s employees are engaged in research and development and related engineering, manufacturing, and supply chain functions. To preserve its current cash position, FF may implement additional headcount reductions, taking into account FF’s financial condition and market conditions.

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

Vehicle Safety and Testing Regulation

FF vehicles will be subject to, and must comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable FMVSS. As a manufacturer, FF self-certifies that its vehicles meet all applicable FMVSSs before the vehicles can be sold in the U.S. There are many FMVSSs that apply to FF vehicles, such as crash-worthiness requirements, active safety requirements and electric vehicle requirements (e.g., limitations on electrolyte spillage, battery retention and avoidance of electric shock after certain crash tests).

In addition to FMVSS, FF is required to comply with other federal laws administered by NHTSA, including the Corporate Average Fuel Economy (“CAFE”) standards, Theft Prevention Act requirements, consumer information labeling requirements, early warning reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls and owners’ manual requirements. FF must also comply with the Automobile Information and Disclosure Act, which requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and other pricing. In addition to meeting NHTSA obligations, FF is also required to comply with the Environmental Protection Agency (EPA) and California Air Resource Board (CARB) with respect to annual compliance certification and running change impacts in case the vehicle range is impacted by software or hardware updates. Additionally, NHTSA can, at its discretion, purchase FF vehicles to run a New Car Assessment Program (NCAP), which would require the crash test results to be printed on the Monroney Label, as part of the consumer information federal requirements, which combines both NHTSA and EPA consumer information in a single document that is affixed to each new vehicle sold.

FF vehicles sold outside of the U.S. will be subject to similar foreign safety, environmental, and other regulations. If those regulations and standards are different from those applicable in the U.S., FF will redesign and/or retest its vehicles. For example, the European Union (“E.U.”) has published new Vehicle General Safety Regulations, applying from July 6, 2022, which introduced a range of mandatory advanced driver assistant systems to improve road safety and establishes the legal framework for the approval of automated and fully driverless vehicles in the EU., FF vehicles sold in China will be subject to compulsory product certification by certification authorities designated by the State Certification and Accreditation Administration Committee. Additionally, for FF vehicles to be approved for manufacture and sale in China, FF vehicles will need to be added to the Announcement of Vehicle Manufacturers and Products issued by the Ministry of Industry and Information Technology (“MIIT”) of China, by showing compliance with the relevant safety and technical requirements and other conditions, including among others, the Administrative Rules on the Admission of New Energy Vehicle Manufacturers and Products and the Administrative Rules on the Admission of Passenger Vehicles Manufacturer and Products, and passing the review by the MIIT.

Battery Safety and Testing Regulations

FF’s battery packs must conform to mandatory regulations governing the transport of “dangerous goods” that may present a risk in transportation, which includes lithium-ion batteries, and are subject to regulations issued by the Pipeline and Hazardous Materials Safety Administration. (“PHMSA”). These regulations are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations and related UN Manual Tests and Criteria. The regulations vary by mode of transportation when these items are shipped, such as by ocean vessel, rail, truck, or air. FF will complete the applicable transportation tests for its battery packs, demonstrating its compliance with applicable regulations. FF uses lithium-ion cells in its high-voltage battery packs. The use, storage and disposal of FF’s battery packs is regulated under federal law. FF will enter into agreements with third-party battery recycling companies to recycle FF’s battery packs. In addition to this, China and Europe have stringent battery safety regulations which FF designs its batteries to comply with.

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

EPA Emissions and Certification

The U.S. Clean Air Act requires that FF obtain a Certificate of Conformity issued by the EPA and approval under California Executive Order issued by CARB certifying that FF vehicles comply with all applicable emissions requirements. A Certificate of Conformity is required for vehicles sold under the EPA Clean Air Act’s standards. A CARB Executive Order is required for vehicles sold in states that have adopted California’s stricter standards for emissions controls related to new vehicles and engines sold in such states. States that have adopted the California standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles, of which the FF 91 is certified under the CARB executive order as a zero-emission vehicle. In addition to California, there are 17 other states that have either adopted or are in the process of adopting the stricter California standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Virginia, Delaware, Colorado, Minnesota, Nevada, Virginia, and New Mexico. FF has current for the FF 91 both the EPA certificate of conformity and is certification from CARB as being a zero-emission vehicle, and an EPA attested range of 381 miles. Starting in model year 2026, FF must also meet California data standardization requirements for zero-emission vehicles, which specifies required vehicle and battery data that must be made available to vehicle owners through a scan tool device.

Regulation––Self Driving

Currently, there are no federal U.S. regulations pertaining to the safety of self-driving vehicles; however, the NHTSA has established recommended guidelines. Certain U.S. states have legal restrictions on self-driving vehicles, and many other states are considering them. This patchwork of licensing requirements increases the legal complexity for FF’s vehicles. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the U.S. and foreign countries, and may create restrictions on self-driving features that FF develops. International standards exist for ensuring the safety of intended functionality, which provides a framework for original equipment manufacturers (OEM) to build a safety case as part of the development of robustly designed and validated self-driving vehicles. For the current deployment of self-driving vehicles, permits are required which include approved, limited, operational design domains which define the limits to which self-driving vehicles are able to operate in.

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

ITEM 1A. RISK FACTORS

Below is a summary of material factors that make an investment in our Common Stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” in this Form 10-K. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A, “Risk Factors” in this Form 10-K as part of your evaluation of an investment in our Common Stock.

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

Risks Related to FF’s Business and Industry

•FF does not have sufficient liquidity to pay its outstanding obligations and to operate its business and it will likely file for bankruptcy protection if it is unable to access additional capital.
•FF has missed rental payments on all of its leased properties and may be in breach of its insurance obligations.
•FF has a limited operating history and faces significant barriers to growth in the electric vehicle industry.
•FF has incurred substantial losses in the operation of its business and anticipates that it will continue to do so.
•FF expects its operating expenses to increase significantly, which may impede its ability to achieve profitability.
•FF’s operating results forecast relies in large part upon assumptions and analyses developed by its management. If these assumptions and analyses prove to be incorrect, its actual operating results could suffer.
•FF’s payroll expenses reduction plan may not be successful.
•FF has significant unfunded commitments from its investors. If FF is unable to satisfy the conditions to funding or if there is a dispute regarding the conversion requirements related to the unfunded commitments, FF may not have enough capital to support its business and could be subject to investor legal claims.
•FF has historically incurred substantial indebtedness and may incur substantial additional indebtedness in the future, and it may not be able to refinance borrowings on terms that are acceptable to FF, or at all.
•The production and delivery of the FF 91 Futurist has experienced, and may continue to experience, significant delays.
•Non-binding pre-orders and other non-binding indications of interest may not be converted into binding orders/sales.
•FF may have insufficient reserves to cover future warranty claims.
•FF has taken remedial measures in response to the Special Committee findings that may be unsuccessful.
•FF is involved in an SEC investigation and may be further subject to investigations and legal proceedings related to the matters underlying the Special Committee investigation and other matters.
•FF will depend on revenue generated from a single series of vehicles for the foreseeable future.
•The market for FF’s vehicles, including its SLMD vehicles, is nascent and not established.
•FF depends on its suppliers, the majority of which are single-source suppliers.
•FF’s decision to manufacture its own vehicles in its leased FF ieFactory does not guarantee FF will not incur significant delays in the production of the vehicles.
•FF has minimal experience servicing and repairing its vehicles.
•Changes in U.S. and international trade policies may adversely impact FF’s business and operating results.
•FF faces competition from multiple sources, including new and established domestic and international competitors, and expects to face competition from others in the future, including competition from companies with new technology.
•FF’s go-to-market and sales strategy will require substantial investment and commitment of resources and is subject to numerous risks and uncertainties.
•If FF is unable to attract and/or retain key employees and hire qualified Board members, officers and other individuals, its ability to compete could be harmed.
•The discovery of defects in vehicles may result in delays in production and delivery of new models, recall campaigns or increased warranty costs.
•FF may become subject to product liability claims, which could harm its financial condition and liquidity .
•If FF is sued for infringing or misappropriating intellectual property rights of third parties, litigation could be costly and time consuming and could prevent FF from developing or commercializing its future products.

•FF has elected to protect some of its technologies as trade secrets rather than as patents, however, this approach has certain risks and disadvantages.
•FF is dependent upon its proprietary intellectual properties.
•FF is subject to stringent and changing laws, regulations, standards and contractual obligations related to data privacy and security.
•FF is subject to cybersecurity risks relating to its various systems and software, or that of any third party that FF relies upon, and any failure, cyber event or breach of security could substantially harm FF.
•FF and its suppliers and manufacturing partners may be subject to increased environmental and safety or other regulations and disclosure rules resulting in higher costs, cash expenditures, and/or sales restrictions.
•FF might not obtain/maintain sufficient insurance coverage, which could expose FF to significant costs and disruption.
•Yueting Jia's public image may color public and market perceptions of FF. Negative information about Mr. Jia may adversely impact FF. Disassociating from Mr. Jia could also adversely impact FF.
•Yueting Jia is subject to restrictions in China that may adversely impact FF’s China strategy.
•Yueting Jia and FF Global, over which Mr. Jia exercises significant influence, have control over the FF’s management, business and operations, and may use this control in ways that are not aligned with FF’s interests.
•Disputes with FF’s stockholders are costly and distracting.
•FF is subject to legal proceedings, claims, and disputes arising both in and outside the ordinary course of business.

Risks Related to FF’s Operations in China

•Policy changes of the PRC government may materially and adversely affect FF.
•Uncertainties with respect to the Chinese legal system, regulations and policies could have a material adverse effect.
•Fluctuations in exchange rates could result in foreign currency exchange losses to FF.
•Changes in the laws and regulations of China or noncompliance with applicable laws and regulations may have a significant impact on FF’s business, results of operations and financial condition.
•FF is a holding company and may rely on dividends and other distributions on equity paid by the PRC Subsidiaries.
•PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent FF from making loans or additional capital contributions to the PRC Subsidiaries.
•The PRC government can take regulatory actions and make statements to regulate business operations in China with little advance notice.
•The approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities may be required in connection with certain of FF’s financing activities, and, if required, it cannot predict if it will be able to obtain such approval or complete such filing or other administrative procedures.
•U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our China operations.
•A significant portion of FF’s financing is expected to come from investors in China, and such investment is subject to delay due to due diligence review, including know your customer, anti-money laundering and other review.

Risks Related to the Restatement

•FF’s inability to remediate in its internal control over financial reporting, or identification of additional material weaknesses or other failure to maintain effective internal control over financial reporting, has, and could further, result in material misstatements in FF’s consolidated financial statements and FF’s ability to accurately or timely report.
•FF faces risks related to the restatement of its previously issued consolidated financial statements.

Risks Related to FF’s Common Stock

•FF is not able to continue to utilize its “at-the-market” equity program.
•FF is not currently in compliance with the continued listing requirements for Nasdaq and may be delisted, which could affect the market price and liquidity for the FF’s Common Stock and reduce the FF’s ability to raise additional capital.
•If FF seeks to implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse split could negatively affect the price of its Common Stock
•The price of the Class A Common Stock has been and may continue to be volatile, and you could lose all or part of your investment.
•FF may issue additional shares of Common Stock or preferred shares, which would dilute stockholder interests.
•FF has granted preferential director nomination rights to certain investors which may cause FF to fall out of compliance with Nasdaq listing rules.
•Claims for indemnification by FF’s directors and officers may reduce its available funds to satisfy successful third-party claims against it and may reduce the amount of money available to it.

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

Risks Related to FF’s Business and Industry

FF does not have sufficient liquidity to pay its outstanding obligations and to operate its business and it will likely file for bankruptcy protection if we are unable to access additional capital.

Since inception, we have incurred cumulative losses from operations, negative cash flows from operating activities and has an accumulated deficit of $3,958.5 million, $3,526.8 million and $2,907.6 million as of December 31, 2023, 2022 and 2021, respectively. We expect to continue to generate significant operating losses for the foreseeable future. Based on our recurring losses from operations since inception and continued cash outflows from operating activities, in our audited consolidated financial statements for the years ended December 31, 2023 and 2022, we concluded that this circumstance raised substantial doubt about our ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in their audit reports on the consolidated financial statements for the years ended December 31, 2023 and 2022, our current and former independent registered public accounting firms included an explanatory paragraph stating that our recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2023 and 2022 do not include any adjustments that may result from the outcome of this uncertainty. As of the date our consolidated financial statements for the year ended December 31, 2023 were issued, our management determined that FF would be required to obtain additional funding to continue as a going concern, resulting in there being substantial doubt about its ability to continue as a going concern.

FF only recognized $0.8 million in revenue during the second half of the year ended December 31, 2023. FF relies on capital from investors to support its operations.To date, we have primarily financed our operations through the sale of our Class A Common Stock, warrants and convertible notes. For example, on June 16, 2023, we filed a Registration Statement on Form S-3 covering the offering of up to $300.0 million of Class A Common Stock and warrants, which was declared effective by the SEC on June 28, 2023 (the “Registration Statement”). On September 26, 2023, we also entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC, as sales agents, to sell shares of Common Stock, from time to time, with aggregate gross sales proceeds of up to $90.0 million pursuant to the Registration Statement as an “at-the-market” (the “ATM Program”) offering under the Securities Act of 1933, as amended (the “Securities Act”). The ATM Program was the primary source of liquidity for FF from September to December 2023. As of December 31, 2023, our principal source of liquidity was cash totaling $1.9 million, which was held for working capital and general corporate purposes. As of December 31, 2023, our cash position was $4.0 million, including restricted cash of $2.1 million. For a discussion of our capital needs and the current status of our financing efforts, see “– FF does not have sufficient liquidity to pay its outstanding obligations and to operate its business and it will likely file for bankruptcy protection if it is unable to access additional capital.”

We do not have sufficient cash on hand to meet our current obligations and are unable to generate cash through our ATM Program or via our Registration Statement because we are not currently S-3 eligible. For further detail, see “-FF is not able to continue to utilize its “at the market program.” We also have extremely limited remaining authorized share availability to generate cash through equity or equity-linked issuances. If we are unable to find additional sources of capital, we will lack sufficient resources to fund our outstanding obligations and continue operations and we will likely have to file for bankruptcy protection and our assets will likely be liquidated. Our equity holders would likely not receive any recovery at all in a bankruptcy scenario.

FF has missed rental payments on all of its leased properties and may be in breach of its insurance obligations under its property leases.

FF leases five facilities in California and three facilities in China for manufacturing, retail, office, administrative services, R&D and strategic planning purposes. FF is behind on rental payments at all locations. Additionally, FF does not currently have the insurance coverage required under some property leases.

FF is taking certain actions, and may take additional actions, with respect to many if not all of its existing leases, including negotiating with landlords for rent abatement or deferral, terminating certain leases, or discontinuing rent payments, which may subject FF to legal, reputational and financial risks. FF can provide no assurances that any forbearance of its lease obligations will be provided to it, nor that FF will be able to regain compliance with its lease obligations. If, as a result, FF’s leases are terminated, FF may not be able to continue production of its vehicles. If FF is unable to continue production, FF will likely have to file for bankruptcy protection and its assets will likely be liquidated. FF’s equity holders would likely not receive any recovery at all in a bankruptcy scenario.

FF has a limited operating history and faces significant barriers to growth in the electric vehicle industry.

 FF expects to need substantial additional financing to start the third phase of its three phase delivery plan. There cannot be any assurance that FF will be able to develop the manufacturing capabilities and processes, or secure reliable sources of component supply to meet the quality, engineering, design or production standards, or the required production volumes to successfully grow into a viable business.

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

Given FF’s limited operating history, the likelihood of its success must be evaluated especially considering the risks, expenses, complications, delays and the competitive environment in which it operates. There is, therefore, no assurance that FF’s business plan will prove successful. FF will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling its infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with its growth. In addition, due to the capital-intensive nature of FF’s business, it can be expected to continue to incur substantial operating expenses without generating sufficient revenues to cover those expenditures. There is no assurance FF will ever be able to generate revenue consistently, raise additional capital when required or operate profitably. Any investment in FF is therefore highly speculative.

FF has incurred substantial losses in the operation of its business and anticipates that it will continue to do so. It may never achieve or sustain profitability.

The design, engineering, manufacturing, sales and service of intelligent, connected electric vehicles is a capital-intensive business. FF has incurred losses from operations and has had negative cash flows from operating activities since inception. FF incurred a net loss of $431.7 million and $602.2 million for the years ended December 31, 2023 and 2022, respectively. Net cash used in operating activities was $278.2 million and $383.1 million for the years ended December 31, 2023 and 2022, respectively.

FF may incur unforeseen expenses, or encounter difficulties, complications, and delays in delivering the FF 91 series, and therefore may never generate sufficient revenues to sustain itself. Even though FF has begun initial deliveries of the FF 91 series, it may continue to incur substantial losses for a variety of reasons, including the lack of demand for the FF 91 series and the relevant services, vehicle service and warranty costs, increasing competition, challenging macroeconomic conditions, regulatory changes and other risks discussed herein, and so it may never achieve or sustain profitability.

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

FF has delayed the development of other planned vehicles in the portfolio (FF 81 series, FF 71 series, and SLMD and substantially reduced incremental spending on the development of future vehicles with the goal of reducing new capital requirements in 2024.

FF expects its operating expenses to increase significantly in the future, which may impede its ability to achieve profitability.

FF expects to further incur significant operating costs including R&D expenses, capital expenditures relating to its manufacturing capacities, additional operating costs and expenses for production ramp-up, raw material procurement costs, general and administrative expenses as it seeks to scale its operations, and sales, marketing, and distribution expenses as it builds its brand and markets its vehicles. Additionally, it may incur significant costs as it delivers the FF 91 series, including vehicle service and warranty expenses.

FF’s ability to become profitable will not only depend on its ability to successfully market its vehicles and other products and services, but also to control costs. Ultimately, FF may not be able to adequately control costs associated with its operations for reasons outside its control, including the cost of raw materials such as aluminum, steel and lithium-ion cells. Substantial increases in such costs could increase FF’s cost of revenue and its operating expenses and reduce its margins. Additionally, currency fluctuations, inflationary pressures, tariffs or shortages in petroleum and other economic or political conditions could result in significant increases in logistics and freight charges and raw material costs. If FF is unable to design, develop, manufacture, market, sell and service its vehicles, including providing service in a cost-efficient manner, its margins, profitability, and prospects would be materially and adversely affected.

The rate at which FF may incur costs and losses may increase significantly as it:

●	continues to develop the FF 91, and potentially refocuses on the FF 81, and FF 71 series and SLMD electric vehicle models;

●
continues to develop and equip its manufacturing facility in Hanford, California to produce the FF 91 series, and prepares for manufacturing capabilities in South Korea and other potential manufacturing options, and in China for additional production capacity for the FF 91 series and other electric vehicle models;

●	builds up inventories of parts and components for the FF 91 series;

●	develops and expands its design, development, maintenance, servicing and repair capabilities;

●	potentially looks to open offline FF stores; and

●	increases its sales and marketing activities.

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

FF operates in a capital-intensive industry which requires significant cash to fund its operations, and FF will require substantial additional capital to support the continued production and delivery of the FF 91 series, put FF on a path toward cash flow break-even, and satisfy its additional capital needs, including resuming development of its other electric vehicle models. See “- FF does not have sufficient liquidity to pay its outstanding obligations and to operate its business and it will likely file for bankruptcy protection if it is unable to access additional capital” for a discussion of FF’s capital needs and the current status of its financing efforts.

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

FF’s payroll expenses reduction plan may not be successful.

In December 2023, FF implemented an expenses reduction plan to reduce operating costs. The number of employees at FF subsequently decreased from 499 on December 1, 2023, to 288, including those on leaves of absence and furloughed, as of May 14, 2024. FF instituted ongoing pay cuts for many of its employees and instituted an ongoing pay cap for members of the senior leadership team, among other actions.

These expense reduction measures may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended reduction-in-force, a reduction in morale among remaining employees, and the risk that FF may not achieve the anticipated benefits, all of which may have an adverse effect on FF’s results of operations and financial condition. In addition, FF may be unsuccessful in distributing the duties and obligations of departed employees among remaining employees or to external service providers. FF may also discover that the reductions in workforce and cost cutting measures will make it difficult to ramp up production as anticipated, which may result in additional and unanticipated costs and expenses. FF may further discover that, despite the implementation of its expense reduction plan, it may not have sufficient capital to cover operating expenses and FF will likely have to file for bankruptcy protection and its assets will likely be liquidated. FF’s equity holders would likely not receive any recovery at all in a bankruptcy scenario.

FF has significant unfunded commitments from its investors. If FF is unable to satisfy the conditions to funding or if there is a dispute regarding the conversion requirements related to the unfunded commitments, FF may not have enough capital to support its business and could be subject to investor legal claims.

Pursuant to the Secured SPA, Unsecured SPA, the Unsecured Streeterville SPA, FFVV Joinder, and the Senyun Joinder, (each as defined in Note 7, Notes Payable to the Notes to Consolidated Financial Statements) FF has obtained commitments from several investors totaling $554.5 million in convertible note financing and $20.0 million in committed forced warrant exercise proceeds, subject to certain conditions. A total of $351.5 million under these commitments had been funded as of December 31, 2023 ($273.3 million net of original discount and transaction costs) with the remaining unfunded commitment of $223.0 million. Investors of the convertible notes have the option to purchase an additional up to 100% of the committed notes at the same economics. In aggregate, these investors have an option to invest an additional $366.0 million of which the $39.0 million ($33.8 million net of original issuance discount and transaction fees) has been funded with the remaining optional funding of $327.0 million. There can be no assurance that FF will be able to successfully satisfy the conditions to receive the additional funding. Further, if FF fails to satisfy these funding conditions to receive the unfunded commitments, FF may be required to further delay its production and delivery plans for the FF 91 2.0 Futurist Alliance, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations. In addition, during and after the third quarter of 2023, FF temporarily suspended effecting the conversion requests from its noteholders. As of and since December 31, 2023, FF was and had been in default on the Secured SPA Notes (as defined in Notes 7, Notes Payable to the Notes to Consolidated Financial Statements).While FF has begun effecting these conversion requests, there can be no assurance that FF will not again suspend effecting such requests in a manner that could result in an event of default and monetary penalties under the various securities purchase agreements. Further, FF may be subject to legal claims by the investors, which could have a material and adverse impact on FF’s reputation and financial condition.

FF may also be subject to legal claims arising from disagreement over the terms of its securities. For example, FF previously issued certain convertible notes (the “Senyun Notes”) to Senyun International Ltd. (“Senyun”). The Senyun Notes are subject to a restriction that FF will not convert the Senyun Notes, and Senyun will not have the right to convert the Senyun Notes, to the extent that Senyun would own more than 9.99% of FF’s outstanding Class A Common Stock of FF after giving effect to the conversion. In May 2023, Senyun requested to convert the Senyun Notes into shares of Common Stock and FF converted a certain amount of the Senyun Notes. FF did not convert the Senyun Notes that would have resulted in Senyun owning more than 9.99% of the Common Stock. However, Senyun believes that the Senyun Notes should have been converted in full in accordance with its interpretation of conversion limitations in the Senyun Notes. FF disputes this interpretation. In July 2023 and October 2023, Senyun sent FF a letter outlining its position and reserving its rights under the Secured SPA. Further, pursuant to the Senyun Joinder, Senyun agreed to exercise its option to purchase $15.0 million of Tranche A Notes (as defined in Note 7, Notes Payable, in the Notes to the Consolidated Financial Statements contained in this Form 10-K) in accordance with the terms of the Secured SPA, with funding of 75% of such amount within five business days of the date of the Senyun Joinder and the remaining 25% of such amount within three business days thereafter, subject to certain conditions which have been satisfied. As of December 31, 2023, Senyun had funded $11.5 million of its obligation and had not funded the remaining $3.5 million. It is not possible at this time to predict the outcome of the disagreement with Senyun.

Further, any litigation, proceedings or dispute related to legal claims of FF’s investors, even those without merit, may divert FF’s financial and management resources that would otherwise be used to benefit the future performance of FF’s operations. Any adverse determination against FF in any potential proceedings may also result in settlements, injunctions or damages that could have a material adverse effect on FF’s business, financial condition and results of operations and investors or other financing sources may be unwilling to provide additional funding to FF on commercially reasonable terms, or at all, as a result of any legal claims.

MHL and V W Investment are purchasers of the Unsecured SPA Notes (as defined in Notes 7, Notes Payable to the Notes to Consolidated Financial Statements) and are affiliates of FF Global and a longtime FF stockholder, respectively, and such purchasers have limited assets.

On May 8, 2023, FF entered into the Unsecured SPA with Metaverse Horizon Limited (“MHL”) and V W Investment Holding Limited (“V W Investment”) to issue and sell, subject to the satisfaction of certain closing conditions, $100.0 million aggregate principal amount of FF’s senior unsecured convertible promissory notes. MHL and V W Investment committed to fund in eight subsequent closings fifteen days apart, subject to the satisfaction of certain closing conditions. MHL who is the anchor investor in the Unsecured SPA Notes and has committed $80.0 million of the funding, is an independent investment fund with investors including FF Global, and V W Investment is an affiliate of Mr. Lijun Jin, a long-term shareholder of FF. As such MHL is a related party of FF as MHL’s investors include ax subsidiary FF Global. FF Global has control over FF’s management, business and operations, and may use this control in ways that are not aligned with FF’s business or financial objectives or strategies or that are otherwise inconsistent with FF’s interests.

Further, in connection with the Unsecured SPA, FF entered into equity commitment letters with each of FF Global Partners Investment LLC (formerly known as FF Top Holdings LLC) and Mr. Jin to support the obligations of MHL and V W Investment under the Unsecured SPA subject to the limitations set forth therein. If MHL or V W Investment are unable to fund their commitments and FF Global and/or Mr. Jin breach their obligations under their equity commitment letters with FF, it may not be able to recover the damages caused by such breach(es) from FF Global due to the nature of their assets, including the fact that many of Mr. Jin’s assets are not located in the United States and FF Global’s only assets are shares of FF’s Class B Common Stock, a note payable from FF, and a capital commitment from an investor with terms not disclosed to FF or third party beneficiary rights in favor of FF. If MHL and/or V W Investment do not fund their commitments and FF is unable to recover damages under the equity commitment letters, FF may need to seek additional investors or other financing sources.

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

FF’s future business depends in large part on its ability to execute its plans to develop, manufacture, market, and deliver electric vehicles, including the FF 91, FF 81 and FF 71 series, and SLMD electric vehicle models that appeal to customers. Based on certain management assumptions, including timely completion of certain testing and the suppliers meeting our supply chain requirement, FF originally expected deliveries of the FF 91 to users to begin before the end of April 2023. The first phase of the three-phase delivery plan began at the end of May 2023. In addition, due to a supplier’s timing constraints and the completion of an additional system testing related to FF’s enhanced safety testing of a single unique product feature of the FF 91 2.0 Futurist Alliance, the second phase of the three-phase delivery plan originally contemplated to begin by June 30, 2023, began in August 2023.

Production or delivery of the FF 91 Futurist has experienced further delays due to insufficient capital and may experience further delays due to reasons such as supply shortages and constraints, design defects, additional system testing, talent gaps, and/or force majeure. FF needs substantial additional financing to start the third phase of the delivery plan and is in discussions with additional potential investors to obtain such financing. Further, FF relies on third-party suppliers for the provision and development of many key components used in the FF 91 Futurist and other models and during the second quarter of 2023, certain of FF’s suppliers informed FF that they would be unable to meet FF’s timing requirements, which resulted in FF updating the timing for the start of deliveries for its FF 91 vehicle, and the previously announced three-phase delivery plan. To the extent FF’s suppliers experience any further delays in providing or developing necessary components or if they experience quality issues, FF could experience further delays in delivering on its timelines. In addition, if FF has to adjust and/or reduce or suspend certain payments to suppliers, such adjustments and/or reductions could further delay the production and deliveries of the FF 91 Futurist.

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

Non-binding pre-orders and other non-binding indications of interest may not be converted into binding orders or sales.

While the Company has announced that its first users of the FF 91 2.0 Futurist Alliance have joined or are currently considering participating in the FF owner-developer co-creation project, as of December 31, 2023, FF had only sold four and leased six vehicles. These user developers also entered into consulting, branding, and other arrangements with FF in exchange for fees ranging from approximately $150,000 to $475,000.

Further, although FF has engaged in marketing activities in anticipation of starting customer deliveries of the FF 91 series and FF had received 303 non-binding, fully refundable pre-orders in the U.S. and China as of December 31, 2023 and other non-binding indications of interest, FF does not have binding purchase orders or commitments from customers to purchase any of FF’s vehicles in development. As such, there can be no assurance that the pre-orders and other indications of interest would be converted into binding orders or sales.

Until the time that FF’s products are commercially available for purchase and FF is able to scale up its marketing function to support sales, there will be substantial uncertainty as to customer demand for FF vehicles. The potentially long wait from the time a non-binding pre-order is made or other indication of interest is provided until the time FF vehicles are delivered, and any delays beyond expected wait times, could also impact customer decisions on whether to ultimately make a purchase. Even if FF is able to obtain binding orders, customers may limit their volume of purchases initially as they assess FF’s vehicles and whether to make a broader transition to electric vehicles. Commercializing the FF 91 Futurist and other vehicles in FF’s development pipeline will be a long process and depends on FF’s ability to fund and scale up its productions, including through securing additional funding for its operations, the consummation of various third-party agreements and expanding FF’s marketing functions, as well as the safety, reliability, efficiency and quality of FF’s vehicles, and the support and service that will be available. It will also depend on factors outside of FF’s control, such as competition, general market conditions and broader trends in vehicle electrification and fleet management, that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for FF’s products and the pace and levels of growth that FF may be able to achieve.

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

FF has taken remedial measures in response to the Special Committee findings. There can be no assurance that such remedial measures will be successful. In addition, such remedial measures have not been fully implemented in light of the corporate governance agreements with FF Top and FF Global and the recent assessment by the Board of FF’s management structure, including management roles, responsibilities and reporting lines, and changes to the Board.

In November 2021, the Board established a special committee of independent directors (the “Special Committee”) to investigate allegations of inaccurate Company disclosures. The Special Committee engaged independent legal counsel and a forensic accounting firm to assist in its review. The Special Committee made several findings, including that certain statements made by or on behalf of FF in connection with the PIPE Financing were inaccurate; that deficiencies exist in FF’s internal control environment; and that certain of FF’s policies and procedures required enhancement. Based on the results of the Special Committee investigation and subsequent investigative work based on the Special Committee’s findings performed under the direction of the Executive Chairperson and reporting to the Audit Committee, the Board directed management to implement a number of remedial measures. See Note 10, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements for more information regarding the findings and remedial actions relating to the Special Committee investigation.

There can be no guarantee that the Special Committee investigation revealed all instances of inaccurate disclosure or other deficiencies, or that other existing or past inaccuracies or deficiencies will not be revealed in the future. Additional inaccuracies or deficiencies could subject FF to further litigation and regulatory investigations and could contribute to a failure of FF to meet its SEC reporting obligations in a timely manner, any of which could adversely impact investor confidence in FF, contribute to a decline in trading prices for FF’s securities and interfere with FF’s ability to access financing.

On September 23, 2022, FF entered into an agreement with FF Global and FF Top (the “Heads of Agreement”) pursuant to which FF agreed to and implemented significant changes to the Board and Company governance. Certain of such changes have altered some of the remedial measures of the Special Committee and/or preclude FF from fully implementing other remedial measures. For instance, Ms. Swenson, who was appointed to the position of Executive Chairperson that the Board created based on the Special Committee investigation, tendered her resignation from her role as both Executive Chairperson and member of the Board on October 3, 2022, effective immediately, and Mr. Adam (Xin) He was appointed to serve as Interim (non-Executive) Chairman of the Board effective as of the same date. On July 31, 2023, Mr. He tendered his resignation from the Board, effective immediately. FF expects that the current Board will select a permanent Chairperson of the Board. Following the resignation of Ms. Swenson, all FF management (including Mr. Yueting Jia) reported directly or indirectly to the Global CEO of FF (previously Dr. Breitfeld and Mr. Xuefeng Chen). In addition, Mr. jia was, effective as of October 4, 2022, also appointed as Founder Advisor, in which capacity he acts as an advisor to the Board with no change to his current compensation.

On January 13, 2023, FF entered into an amended shareholder agreement with FF Global (only with respect to the amendment of the Heads of Agreement) and FF Top (the “Amended Shareholder Agreement”), pursuant to which various terms of the Heads of Agreement were amended.

On February 26, 2023, after the Board’s assessment of FF’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen. FF’s remaining departments continued to report to Mr. Xuefeng Chen. Mr. Chen subsequently resigned from his position as Global CEO and was replaced by Matthias Aydt. Based on the changes to his responsibilities within FF, the Board determined that Mr. Jia is an “officer” of FF within the meaning of Section 16 of the Exchange Act (a “Section 16 officer”) and an “executive officer” of FF under Rule 3b-7 under the Exchange Act.

Given the governance changes pursuant to the Heads of Agreement such as those described above and further changes to the composition of the Board, there can be no assurance that the remedial actions approved by the Board in connection with the Special Committee investigation will be fully implemented or successful. FF’s Board and management intend to continue to evaluate the Special Committee remedial actions and take actions in the best interest of FF and its stakeholders.

FF is involved in an SEC investigation and may be further subject to investigations and legal proceedings related to the matters underlying the Special Committee investigation and other matters, which may result in adverse findings, damages, the imposition of fines or other penalties, increased costs and expenses and the diversion of management’s time and resources.

On December 23, 2021, a putative class action lawsuit alleging violations of the Exchange Act was filed in the United States District Court, Central District of California, against FF, among others, and its former Global CEO, its former Chief Financial Officer (“CFO”), its current Chief Product and User Ecosystem Officer, as well as the CFO of Legacy FF and former CFO of FF, three independent directors of PSAC, and the Co-CEOs of PSAC. Also, in 2021, 2022 and 2023, putative stockholder derivative lawsuits were filed against numerous current and former officers and directors of FF alleging violations of the Exchange Act and various common law claims. In addition, on June 14, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, FF, its former Global CEO, its former CFO and its current Chief Product and User Ecosystem Officer alleging breaches of fiduciary duties (the “Yun Class Action”). Lastly, on September 21, 2022, a verified stockholder class action complaint was filed in the Court of Chancery of the State of Delaware against, among others, FF, the Co-CEOs and independent directors of PSAC, and certain third-party advisors to PSAC, alleging breaches of fiduciary duties, and aiding and abetting the alleged breaches, in connection with disclosures and stockholder voting leading up to the Business Combination (the “Cleveland Class Action”), which action subsequently was consolidated with the Yun Class Action with the complaint in the Cleveland Class Action being designated as the operative pleading. In April, 2023, the defendants respectively filed motions to dismiss the complaint which are scheduled to be heard by the court on May 4, 2024.. See Note 10, Commitments and Contingencies – Legal Proceedings, in the Notes to the Consolidated Financial Statements for further information regarding these lawsuits.

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

On October 20, 2022, FF received a subpoena from the SEC requiring FF to produce certain documents relating to FF’s transactions with Senyun. On March 31, 2023, FF received questions from the SEC regarding FF’s disclosed delivery estimates regarding the start of production of the FF 91 Futurist. On March 23, 2023, FF received from the SEC a request to supplement production and on May 18, 2023, FF received an additional subpoena from the SEC. On July 14, 2023, FF received an additional request from the SEC to supplement production related to the May 18, 2023 subpoena and documents related to the consulting or sales agreements with the first three users of the FF 9.1 Futurist Alliance. On each of January 30, 2024, and April 8, 2024, FF received a subpoena from the SEC requiring FF to produce certain additional documents relating to the SEC’s investigation. FF has fully complied with and intends to continue to fully comply with the subpoenas.

FF has incurred, and may continue to incur, significant legal, accounting and other professional services expenditures in connection with the Special Committee investigation, SEC investigation, SEC inquiries, the stockholders lawsuits and DOJ inquiry. Any legal proceedings resulting from these investigations and litigation, including further shareholder derivative litigation or governmental inquiries or investigations may further divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. Such legal proceedings could also have a material adverse effect on our business, financial condition, results of operations and cash flows including as a result of such expenses or arising from any consequences of such legal proceedings including damages, monetary fines, sanctions, penalties, adverse publicity and damage to reputation.

FF will depend on revenue generated from a single series of vehicles for the foreseeable future.

FF’s success will initially depend substantially on the future sales and success of the FF 91 series. FF expects the FF 91 series to be its only manufactured vehicle in the market in the near future; it remains uncertain when FF will raise sufficient funding to complete design, development, tooling, production, and deliveries of its second model, the FF 81 series. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. It remains uncertain if FF’s business will generate sufficient funds or FF will be able to obtain sufficient funds through other means to introduce new vehicle models on a regular basis. Given that FF’s business will depend on a single or limited number of models in the foreseeable future, to the extent a particular model is not well-received by the market, FF’s business prospects, financial condition and operating results could be materially and adversely affected.

The market for FF’s vehicles, including its SLMD vehicles, is nascent and not established.

FF’s B2C passenger electric vehicles are planned to be with leading design and provide superior driving experience and personalized user experience in their respective customer segments. FF believes its electric vehicles represent the “smart mobility” of the next generation. FF’s growth is highly dependent upon the consumers’ reception and adoption of FF’s vision as to what the future of transportation and mobility should embody. Although there are many automakers introducing multiple options of mass-market electric vehicles, the market for electric vehicles with ultra-new technology and cutting-edge styling is still nascent and untested. In addition to vehicles targeting end-customers, FF plans to build the SLMD vehicles targeting B2B business-to-business last-mile delivery logistics companies. FF believes its modular approach to vehicle design provides adaptive and sustainable solutions in the commercial vehicle segment, thus meeting the needs of commercial vehicle owners. However, there is uncertainty as to the future demands for FF’s vehicles in both B2B and B2C market segments, and there is no assurance that the retail and commercial vehicle market FF envisions for its vehicles will be established. To a large extent, it depends on general economic, political, and social conditions, all of which are beyond FF’s control.

FF depends on its suppliers, the majority of which are single-source suppliers. The inability of these suppliers to deliver necessary components for FF’s products according to the schedule and at prices, quality levels and volumes acceptable to FF, or FF’s inability to efficiently manage these suppliers, could have a material adverse effect on its business prospects, financial condition and operating results.

The FF 91 model incorporates approximately 1,800 purchased components sourced from approximately 150 suppliers, many of whom are currently FF’s single-source suppliers for the components they supply, and FF expects this to be similar for any other vehicles FF may produce. The supply chain exposes FF to multiple potential sources of delivery failure or component shortages. For example, on June 16, 2023, FF announced that due to a supplier’s timing constraints and the completion of an additional system testing related to FF’s enhanced safety testing of a single unique product feature of the FF 91 2.0 Futurist Alliance, the timing of its previously announced FF 91 2.0 Futurist Alliance Phase 2 delivery would be delayed to August 2023 from the end of the second quarter 2023. Additionally, in view of FF’s current cash position, it has delayed payment to suppliers, which in some cases has resulted in, and may continue to result in, certain of such suppliers ceasing to do business with FF. FF is in active negotiations with suppliers to minimize these risks and has been successful in retaining the majority of key suppliers. To the extent FF’s suppliers experience any delays or stoppages in providing FF with or developing necessary components or experience quality issues, or if they otherwise decide to cease doing business with FF, FF could experience further delays, some of which may be significant, in delivering on its planned timelines.

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

FF’s decision to manufacture its own vehicles in its leased FF ieFactory California does not guarantee FF will not incur significant delays in the production of the vehicles.

FF plans to continue to build-out its leased FF ieFactory California to support the production of the FF 91 series. Additionally, this construction may experience unexpected delays or other difficulties which could further increase costs and/or adversely affect FF’s scheduled timeline to manufacture and deliver vehicles. Further, manufacturing and assembling components in-house in the FF ieFactory does not guarantee that the production of its vehicles will be on schedule. Various risks and uncertainties inherent in all new manufacturing processes could result in delays in the production of FF’s vehicles, including for example those with respect to:

●	pace of bringing production equipment and processes online with the capability to manufacture high-quality units at scale;

●	compliance with complex and evolving environmental, workplace safety and similar regulations;

●	channels to secure necessary equipment, tools and components from suppliers on acceptable terms and in a timely manner;

●	the ability to attract, recruit, hire and train skilled employees;

●	quality controls;

●	a health emergency, difficult economic conditions and international political tensions; and

●	other delays and cost overruns.

Production and manufacturing of some of FF’s vehicles are expected be outsourced to a third-party contract manufacturer in South Korea and potentially through a joint venture in China. If such contract manufacturer or joint venture fails to produce and deliver vehicles in a timely manner for any reason, FF’s business, prospects, financial condition and results of operation could be materially harmed.

FF plans to outsource the manufacturing of some of its vehicles to a third-party contract manufacturer in South Korea and may also set up a joint venture in China for vehicle manufacturing, which FF may heavily rely upon. Collaboration with third parties for the manufacturing of vehicles is subject to risks that may be outside FF’s control. FF has yet to enter into any legally binding definitive agreements regarding such third-party contract manufacturers (other than with a third-party contract manufacturer in South Korea) or joint venture, and the parties could revise or terminate the preliminary memorandum of understanding and cooperation agreement. The parties may also not reach agreement on legally binding definitive documents regarding such joint venture, could abandon the related preliminary memorandum of understanding and cooperation agreement and pursue other commercial arrangements (such as contract manufacturing or sale) or could terminate the preliminary memorandum of understanding and cooperation agreement at any time before the definitive agreements are signed. Even though the definitive agreement has been signed with the third-party contract manufacturer in South Korea, there remains uncertainty if the manufacturing facility will be built-out as planned or if the parties will cooperate with each other as agreed.

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

The automotive market in the United States, China, and the E.U), which are FF’s target markets, is and will remain highly competitive. A significant and growing number of established and new automobile manufacturers, as well as other companies, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles, as well as the market for autonomous driving technology and applications. In some cases, such competitors have announced an intention to produce electric vehicles exclusively at some point in the future. FF directly competes with other pure-play electric vehicle companies targeting the high-end market segment, and to a lesser extent with NEVs and ICE” vehicles in the mid- to high-end market segment offered by traditional OEMs. In light of the increased demand and regulatory push for and technology changes in connection with the alternative fuel vehicles, FF expects competition in the industry to intensify with more new players in the future, including companies with new technology.

Many of FF’s current and potential competitors, have significantly greater financial, technical, manufacturing, marketing, distribution and other resources than FF, and are able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products than FF. In order to acquire customers and better compete, FF may have to incur significant expenses for marketing and business development activities and discounts. Any inability to successfully compete with new or existing competitors may prevent FF from attracting new customers and result in loss of market share. By the time FF starts delivering FF 91 on a larger scale, a substantial portion of the market share may have already been taken by FF’s competitors. There can be no assurance that FF will be able to compete successfully in global and local markets, failure of which may materially and adversely affect FF’s business, prospects, financial condition and results of operations.

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

FF expects the partner stores and showrooms will be compensated from the sales and services that are conducted online and from the capital upside of the FF equity that the retail partners may receive as an incentive for making their initial investment in stores of showrooms. However, FF cannot assure that its partner business model will be as attractive as that of traditional OEMs and thus that FF will be able to scale up its network to an adequate size. In addition, FF is not in a position to guarantee that it will be able to generate sufficient traffic to FF’s online web platform or to attract enough users to place orders. Moreover, FF will be competing with automakers with well-established distribution channels, which places significant risk to the successful implementation of FF’s business plan.

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

Sales of premium consumer products, such as the FF 91 Futurist and other electric vehicles, depend in part on discretionary consumer spending and therefore may decline based on adverse changes in general economic conditions. The global economy and financial markets experience significant disruptions from time to time, constantly facing new challenges, including ongoing trade disputes and tariffs, as well as the related economic policies taken by various governments around the world. It is unclear whether these challenges will be successfully addressed and what effects they may have. Any prolonged slowdown in economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and consumer confidence and dramatic changes in business and consumer behaviors.

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

FF’s future success depends, in part, upon its ability to retain key members of its senior management team and the Board, and to attract and retain other highly qualified individuals for the Board and senior management positions. FF has experienced significant changes in the membership of the Board and senior management team, including most recently the resignations of Ke Sun from her position as a member of the Board and member of both the Compensation Committee and Nominating and Corporate Governance Committee and of Adam He from his position as interim Chairman of the Board, member and Chair of the Audit Committee and from all other committees of the Board on which he served, as well as the resignation of FF’s China CEO, its Chief Accounting Officer and its Head of Human Resources, the transition in the Interim Chief Financial Officer position and, prior to that, the Global CEO position, and the appointment of a new Interim Chief Financial Officer and a new member of the Board and Audit Committee Chair. This significant recent turnover has disrupted, and potential future turnover could further disrupt, FF’s operations, strategic focus or ability to drive stockholder value.

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

In addition, FF may incur additional expenses to recruit, train and retain qualified personnel. Certain current and former executives of FF adopted a global partnership program to retain, and provide incentives for, certain key management members. However, there is no guarantee that FF will be able to attract other qualified candidates to fill certain positions. The failure to do so may lead to difficulties in effectively executing FF’s business strategies, and its business, prospects, financial condition and results of operations could be materially and adversely affected. Furthermore, if any of FF’s executive officers or key employees join a competitor or form a competing company, FF may lose know-how and be poorly positioned in the marketplace.

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

The discovery of defects in FF’s vehicles may result in delays in production and delivery of new models, recall campaigns, product liability claims or increased warranty costs and other expenses, and may decrease the residual values of vehicles that are subject to leasing arrangements. FF might from time to time, voluntarily or involuntarily, initiate vehicle recalls if any of FF’s vehicles, including any systems or parts sourced from suppliers and contractors, prove to be defective or noncompliant with applicable laws and regulations. For example, on March 1, 2024, FF issued a voluntary recall of certain 2023 FF 91 2.0 vehicles when it was discovered that these vehicles had a software issue that could prevent the airbag malfunction light from illuminating in case of an airbag control unit communications fault. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by FF or by suppliers and contractors, could require that FF incur significant costs relating to logistics and/or repair. All of the foregoing could materially harm FF’s brand image, business, prospects, financial condition and results of operations.

FF may become subject to product liability claims, which could harm its financial condition and liquidity if it is not able to successfully defend or insure against such claims.

FF may become subject to product liability claims, even those without merit, which could harm its business, prospects, operating results, and financial condition. The automobile industry experiences significant product liability claims and FF faces inherent risk of exposure to claims in the event its vehicles do not perform as expected or malfunction resulting in personal injury or death. The risks in this area are particularly pronounced given FF has limited field experience for its vehicles and currently does not have product liability insurance. A successful product liability claim against FF could require it to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about FF’s vehicles and business and inhibit or prevent commercialization of other future vehicle candidates, which would have a material adverse effect on FF’s brand, business, prospects and operating results. Any insurance coverage FF is able to obtain in the future might not be sufficient to cover all potential product liability claims. FF may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, which could have a material and adverse effect on FF’s operating results and financial condition.

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

FF plans to permit certain of its business partners to collect, process, store, and in some cases transfer across borders, personally identifiable information concerning the drivers and passengers of FF’s vehicles. Such information may include among other things faces, names, geolocation information, payment data, and preferences. Although FF has adopted security policies and measures, including technology, to protect its customer information and other proprietary data, it may be required to expend significant resources to further comply with information security laws, data breach notification requirements, as well as privacy and data protection law if third parties improperly obtain or use personal information of FF’s customers or FF otherwise experiences a data loss with respect to its customers’ personal information. Moreover, privacy and data protection laws are constantly evolving, and new requirements may limit or disrupt FF’s data practices, restrict our ability to market our products, impact operations and increase legal and reputational risks.

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

The global regulatory framework governing the collection, processing, storage, use and sharing of personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. In the United States, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”) which went into effect in January 2020 and became enforceable by the California Attorney General in July 2020, and which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights of access and deletion for personal information, as well as the right to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, a California ballot initiative, the California Privacy Rights Act (“CPRA”) was passed in November 2020 and its amendments to the CCPA went into effect January 1, 2023. The CPRA amendments impose additional obligations on in-scope companies and significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA amendments also created a new state agency vested with authority to implement and enforce the CCPA, and which is presently engaged in rulemaking processes that can introduce additional burdens or obligations on FF’s compliance programs and data practices. Moreover, additional states such as Virginia, Colorado, Connecticut and Utah have passed similar legislation that went into effect in 2023, and further states may follow. Additionally, the Federal Trade Commission has issued an Advanced Notice of Proposed Rulemaking in August of 2022 indicating its interest in developing broad regulations around information security and commercial surveillance practices that may further impact our business. The effects of these new privacy laws and regulations are potentially significant and may require FF to modify its data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

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

Motor vehicles are subject to substantial regulation under international, federal, state and local laws. Vehicles produced by FF will be required to comply with the applicable safety, product and other standards and regulations in FF’s targeted markets. For example, FF’s vehicles in the U.S. are subject to numerous regulatory requirements established by the NHTSA, including all applicable Federal Motor Vehicle Safety Standards (“FMVSS”). FF’s vehicles must also obtain emissions certification from either the EPA or CARB. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. In addition, FF’s vehicles sold in China must pass various tests and undergo a certification process and be affixed with the China Compulsory Certification (“CCC”), before delivery from the factory and sale, and such certification is also subject to periodic renewal. FF may fail to obtain or renew the required certification or regulatory approval for its vehicles, which may prevent FF from delivering, selling and/or importing/exporting its vehicles, and therefore materially and adversely affect its business, results of operations, financial condition and prospects.

FF and its suppliers and manufacturing partners may be subject to increased environmental and safety or other regulations and disclosure rules resulting in higher costs, cash expenditures, and/or sales restrictions.

As a manufacturing company, including with respect to the current FF ieFactory California facility, its planned future facility with a third-party manufacturer in South Korea and other potential contract manufacturing options, and its planned joint venture in China, FF and its suppliers and manufacturing partners are or will be subject to complex environmental, manufacturing, health and safety laws and regulations at numerous jurisdictional levels in the U.S., South Korea and other locations where they may expand operations, including laws relating to the use, handling, storage, recycling, disposal and human exposure to hazardous materials and relating to the construction, expansion and maintenance of their facilities. Evolving disclosure rules on environmental matters may also entail additional compliance and reporting costs, including, for instance, the new climate change reporting rules recently adopted by the SEC.

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

The FF 91 series is designed with autonomous driving functionalities and FF plans to continue its R&D efforts in autonomous driving technology. However, such functionality is relatively new and poses risks, such as from defective software performance or unauthorized access or security attacks by other persons. The safety of such technologies also depends in part on user interaction, and users may not be accustomed to using such technologies. Such failures could lead to accidents, injury and death. For example, there have already been fatal accidents caused by autonomous driving vehicles developed by other leading market players. Any accidents involving self-driving vehicles — even if involving those of FF’s competitors — may result in lawsuits, liability and negative publicity and increase calls for more restrictive laws and regulations governing self-driving vehicles or to keep in place laws and regulations in locations that do not permit drivers to employ the self-driving functionality. Any of the foregoing could materially and adversely affect FF’s business, results of operations, financial condition, reputation and prospects.

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

FF has a global footprint with domestic and international operations and subsidiaries. Accordingly, FF is subject to a variety of legal, political and regulatory requirements and social, environmental and economic conditions over which FF has little control. For example, FF may be impacted by trade policies, environmental conditions, political uncertainty and economic cycles involving the U.S. and China, which are inherently unpredictable. FF is subject to a number of risks particularly associated with international business activities that may increase FF’s costs, impact its ability to sell vehicles and require significant management attention. These risks include conforming FF’s vehicles to various international regulatory and safety requirements as well as charging and other electric infrastructures, organizing local operating entities, difficulty in establishing, staffing and managing foreign operations, challenges in attracting customers, hedging against foreign exchange risk, compliance with foreign labor laws and restrictions, and foreign government taxes, regulations and permit requirements, FF’s ability to enforce its contractual rights, trade restrictions, customs regulations, tariffs and price or exchange controls, and preferences of foreign nations for domestically manufactured products. If FF does not sufficiently address any of these challenges, its business, prospects, financial condition and results of operations may be materially and adversely affected.

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

Yueting Jia, FF’s founder and Chief Product and User Ecosystem Officer, is closely associated with FF’s image and brand, and his public image may color public and market perceptions of FF. Negative information about Mr. Jia may adversely impact FF. Disassociating from Mr. Jia could also adversely impact FF.

Because of his position as the founder of FF and his continuing role with FF as Chief Product and User Ecosystem Officer, as Founder Advisor to the Board (effective as of October 4, 2022), and, as of February 26, 2023, a Section 16 officer and an “executive officer” of FF under Rule 3b-7 of the Exchange Act, Mr. Jia is closely associated with the image and brand of FF. As a result, his activities, media coverage about his activities and those of his affiliates and public and market perception of him and his role within FF all contribute to public and market perception of FF, which in turn impacts, among other things, FF’s ability to conduct business, FF’s relationships with its management and employees, FF’s ability to raise financing and FF’s relationships with government and regulatory officials.

In the past, Mr. Jia’s activities have resulted in him being subject to discipline by FF. He has also been the subject of regulatory and legal scrutiny for his conduct at FF and in connection with his other business ventures. The following events and activities, among others, and any future similar events and activities could generate negative perceptions about Mr. Jia and, by extension, FF:

●
Mr. Jia was disciplined as part of the Special Committee investigation. See “Note 10, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements for more information regarding the findings and remedial actions relating to the Special Committee investigation.

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

Yueting Jia and FF Global, over which Mr. Jia exercises significant influence, have control over FF’s management, business and operations, and may use this control in ways that are not aligned with FF’s’s business or financial objectives or strategies or that are otherwise inconsistent with the FF’s interests.

Mr. Yueting Jia founded FF in 2014, and was its Chief Executive Officer from 2017 until 2019. He chose and led the team creating the FF 91 series, and is our current Chief Product & User Ecosystem Officer, Mr. Jia continues to be an integral part of the innovation and development of our products. In addition, under the Heads of Agreement, FF agreed to reinstitute the FF Transformation Committee, a management committee without decision-making authority (of which Mr. Jia is a member and Mr. Jerry Wang is initially an observer as a representative of FF Global) that discusses business matters being undertaken by FF. Effective as of October 4, 2022, Mr. Jia was also appointed as Founder Advisor, in which capacity he acts as an advisor to the Board (with no change to his current compensation). On February 26, 2023, after an assessment by the Board of FF’s management structure, the Board approved Mr. Jia (alongside FF’s then Global CEO, Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen, subject to processes and controls to be determined by the Board after consultation with FF’s management. FF’s remaining departments continue to report to Mr. Xuefeng Chen. Based on the changes to his responsibilities within FF, the Board determined that Mr. Jia is a Section 16 officer and an “executive officer” of FF under Rule 3b-7 under the Exchange Act. As a result, Mr. Jia’s responsibilities at FF have been expanded and his ability to further influence FF, its management, business and operations has been increased.

FF Global is controlled by a board of five voting managers that includes Mr. Jia and certain business associates and a family member, which at times have included directors and senior executives of FF. Despite the participation of some members of our executive management in the management of FF Global, FF Global is not under the control of our Board.

FF Global, in turn, has control over FF’s management, business and operations by several means, including:

•FF Global has substantial influence over the composition of our Board (in addition to FF Global’s director nomination rights under the Shareholder Agreement described below). Additionally, pursuant to the Amended Shareholder Agreement, FF Top informed the Company that it may request the Company to submit a proposal to the Company stockholders for approval to amend the Amended and Restated Charter to provide that (i) the voting power of the Class B Common Stock, of which FF Global owns all outstanding shares, will be 10 votes per share and (ii) the voting power of the Class B Common Stock will increase from 10 votes per share to 20 votes per share following the Company achieving an equity market capitalization of $3.0 billion.
•Control of the Partnership Program described in this 10-K under “Business – Partnership Program.” Acting through FF Global, in July 2019 certain current and former directors and executives of the Company established an arrangement which they refer to as the “Partnership Program.” The Partnership Program provides financial benefits to certain Company directors, management and employees. The Partnership Program is administered by FF Global and is not under the Company’s supervision, and as a consequence the Company cannot be sure that it has all information about the Partnership Program that would be necessary to evaluate or mitigate its impact on FF’s ability to set and ensure the execution of FF’s business objectives and strategies.

•the exercise of rights to appoint and remove directors. As previously disclosed, beginning in June 2022, FF was party to a dispute with FF Global over various terms of the Shareholder Agreement (as then in effect), including relating to FF Global’s right to remove its designees from the Board. On September 23, 2022, FF entered into the Heads of Agreement, which provided for a governance settlement with FF Top that gave FF Global significant influence over the nomination and election of directors to the Board. On January 13, 2023, FF entered into the Amended Shareholder Agreement, which in part amended the Heads of Agreement.

Under the Heads of Agreement, as amended by the Amended Shareholder Agreement, FF Global (through its subsidiary FF Top) had the right to select four directors (at least two of whom must be independent directors) out of a total of seven directors to be included on the Board’s slate for the Company’s 2023 annual meeting of stockholders. The four directors selected by FF Global are Mr. Chad Chen, Ms. Li Han, Mr. Chui Tin Mok and Mr. Jie Sheng.

Pursuant to the Amended Shareholder Agreement, FF Top currently has the right to nominate for election to the Board four designees until the first date on which FF Top has ceased to beneficially own at least 88,890 shares of Common Stock for at least 365 consecutive days, with such amount subject to adjustment in connection with any stock split, reverse stock split or other similar corporate action after the date of the Amended Shareholder Agreement. Following the termination of FF Top’s right to nominate four designees, FF Top will continue to have the right to nominate a number of designees not less than the number equal to the total number of directors on the Board, multiplied by the aggregate voting power of the shares of Common Stock and other securities of FF generally entitled to vote in the election of directors of FF beneficially owned by FF Top and its affiliates, divided by the total voting power of the then-outstanding shares of Common Stock issued as of the record date for any meeting of stockholders of FF at which directors are to be elected, rounding up to the next whole director. The Amended Shareholder Agreement also requires FF to take all Necessary Action (as defined in the Amended Shareholder Agreement) to cause to be appointed to any committee of the Board a number of FF Top designees that corresponds to the proportion that the number of directors FF Top has the right to designate to the Board bears to the total number of directors on the Board, to the extent such designees of FF Top are permitted to serve on such committees under the applicable rules and regulations of the SEC and applicable listing rules. The designees of FF Top are required to include two independent directors for so long as FF Top is entitled to nominate four designees, and FF is at all times required to cause the Board to include a sufficient number of independent directors who are not designees of FF Top to comply with applicable listing standards, unless and until FF becomes a “controlled company” under relevant listing exchange rules. FF Top has the /right to fill any vacancies created on the Board at any time by the death, disability, retirement, removal, failure of being elected or resignation of any designee of FF Top. Further, FF Top has the right at any time, and from time to time, to remove any designee of FF Top, and FF Top has the exclusive right to nominate a replacement nominee to fill any vacancy so created by such removal or resignation of such designee of FF Top. FF will use its reasonable best efforts to take or cause to be taken, to the fullest extent permitted by law, all necessary action to fill such vacancies or effect such removals in accordance with the Amended Shareholder Agreement. The appointment or nomination for election of designees of FF Top (other than FF Top’s designees for the Company’s 2023 annual meeting of stockholders, the appointment of whom was governed by the Heads of Agreement, as amended by the Amended Shareholder Agreement) will be subject to the reasonable verification and/or approval by the Nominating and Corporate Governance Committee of the Board based on the criteria set forth in the Amended Shareholder Agreement. If any designee of FF Top fails to be elected at any meeting of FF’s stockholders, then, upon FF Top’s request in writing, FF will promptly expand the size of the Board by a number of seats equal to the number of non-elected designees of FF Top, and FF Top will have the exclusive right to fill the vacancy or vacancies on the Board created by such expansion (provided the individual or individuals who will fill such vacancy or vacancies will not be the same designees of FF Top who failed to get elected, without prejudice to FF Top’s right to re-designate the non-elected designees as designees of FF Top in any other circumstance), and such new designees of FF Top will be appointed to the Board by the Board promptly following their having been approved or deemed approved in accordance with the relevant criteria and procedures set forth in the Amended Shareholder Agreement. Immediately prior to (and effective as of) the first meeting of stockholders following such expansion of the Board, the Board will cause the size of the Board to be decreased back to seven.

As a result of the foregoing, FF Global has significant influence over the composition of the Board and, as a result, Mr. Jia and FF Global have strengthened their already significant influence over FF.

Given that Mr. Jia was disciplined by FF in connection with the Special Committee investigation, and in light of the regulatory sanctions he has faced in China (as described above under “– Yueting Jia, FF’s founder and Chief Product and User Ecosystem Officer, is closely associated with FF’s image and brand, and his public image may color public and market perceptions of FF. Negative information about Mr. Jia may adversely impact FF. Disassociating from Mr. Jia could also adversely impact FF”), the fact that the Board has determined that Mr. Jia is a Section 16 officer and as an “executive officer” of FF under Rule 3b-7 of the Exchange Act, which both could imply that Mr. Jia has policy-making authority in FF, could adversely affect the outcome of the pending SEC and DOJ investigations of FF in connection with the matters that were the subject of the Special Committee investigation. Moreover, as a result of Mr. Jia’s regulatory sanctions in China, the Board’s determination that Mr. Jia is both a Section 16 officer and an executive officer of FF could result in the delisting of FF’s securities by Nasdaq, which would adversely impact our ongoing financing efforts, business and financial position and materially impair the market for and market price of our Class A Common Stock and warrants. If our securities are delisted by Nasdaq, we are unlikely to be able to raise sufficient additional funds in the near term, and as a result may be required to further delay our production and delivery plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations. In determining that Mr. Jia is a Section 16 officer and as an “executive officer” of FF under Rule 3b-7 of the Exchange Act, the Board considered the value of Mr. Jia to FF’s product and technology innovation, I.A.I., advanced technology, product and technology power and future development and his significant contributions to FF’s financings.

Mr. Jia maintains that the litigation previously initiated by FF Global for purposes of changing the Board and management of FF, which has since been dismissed without prejudice pursuant to the Heads of Agreement, was a collective decision made by FF Global and was not Mr. Jia’s decision. See Note 10, Commitments and Contingencies – Legal Proceedings, in the Notes to the Consolidated Financial Statements. Our interests may not coincide with the interests of Mr. Jia or FF Global in all circumstances. For example, our Board may prioritize business or financial objectives or strategies that Mr. Jia or FF Global disagree with or that Mr. Jia or FF Global consider not to be in their interest. In such a case, Mr. Jia or FF Global could use their significant influence over FF’s stockholders and potential investors, FF’s management, business and operations to advance the interests of Mr. Jia or FF Global notwithstanding any adverse impact on FF’s interests.

Disputes with FF’s stockholders are costly and distracting.

We have in the past been, and may in the future be, party to various disputes with our stockholders. For example, beginning in June 2022 FF and FF Global were party to a dispute over various terms of the Shareholder Agreement (as then in effect), including relating to FF Global’s right to remove its designees from the Board. As part of this dispute, on June 22, 2022, Matthias Aydt, FF’s current Global CEO and director and then a member of the board of managers of FF Global, after a discussion with a member of FF Global, relayed to Mr. Brian Krolicki, a former member of the Board, that FF Global would pay Mr. Krolicki up to $700,000, offset by the amount of any severance payments made by FF, if Mr. Krolicki resigned from the Board. This offer was rejected by Mr. Krolicki.

While FF entered into governance settlements with FF Top on September 23, 2022 and on January 13, 2023, which included general mutual releases of claims, there can be no assurance that disputes with FF Global or FF’s other stockholders will not arise in the future. For instance, shortly following the execution of the Heads of Agreement, FF Global began making additional demands of FF which were beyond the scope of the terms contemplated by the Heads of Agreement and pertained to, among other things, FF’s management reporting lines and certain governance matters. On September 30, 2022, FF Global alleged that FF was in material breach of the spirit of the Heads of Agreement. FF believes it has complied with the applicable terms of the Heads of Agreement, and disputes any characterization to the contrary. Such dispute could result in litigation, may consume substantial amounts of Board and management time, make it difficult for the Board to operate in a constructive and collegial manner and are likely to be costly to FF. In addition, the diversion of management and Board attention caused by such disputes may risk the successful completion of FF’s ongoing financing efforts. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our production and delivery plans for the FF 91 Futurist, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.

FF is subject to legal proceedings, claims, and disputes arising both in and outside the ordinary course of business.

FF has been, continues to be, and may in the future be involved in legal proceedings and claims arising both in and outside the ordinary course of FF’s business. We could also be subject to claims and litigation by investors based on the decline of the price of our Common Stock. For example, FF has been involved in litigation with contractors and suppliers over past due payments and FF’s subsidiaries in the People’s Republic of China (the “PRC Subsidiaries”) are involved in multiple proceedings or disputes involving lease contracts, third-party suppliers or vendors, or labor disputes. Additionally, FF has in the past been, and may in the future be, party to various disputes with our stockholders, such as the dispute with FF Global, the California Federal Derivative Action, the Delaware Federal Derivative Actions, the Consolidated Delaware Class Action, and a putative class action (each as defined in Note 10, Commitments and Contingencies), in the Notes to the Consolidated Financial Statements. See Note 10, Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements and “Part I, Item 13 Legal Proceedings” for more information regarding the current legal proceedings FF is involved in.

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

Risks Related to FF’s Operations in China

FF operates in China, and plans to have significant operations in the future in China (including Hong Kong) through the PRC Subsidiaries, and faces various legal and operational risks associated with doing business in China, which could result in a material change in the operations of the PRC Subsidiaries, cause the value of FF’s securities to significantly decline or become worthless, and significantly limit or completely hinder FF’s ability to accept foreign investments, and FF’s ability to offer or continue to offer our shares of Class A Common Stock and warrants to investors. FF also faces similar risks related to its expansion plans in Hong Kong, which is subject to political and economic influence from China. These risks include:

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

While China’s economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and the rate of growth has been slowing down. Some of the governmental measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. Higher inflation could adversely affect our results of operations and financial condition. Furthermore, certain operating costs and expenses, such as employee compensation and office operating expenses, may increase as a result of higher inflation. In addition, the PRC government has implemented in the past certain measures to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for our products and services, and consequently have a material adverse effect on our businesses, financial condition and results of operations.

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

Recently, the General Office of the State Council and another PRC authority jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law” (the “Opinions”), which was promulgated on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, the need to strengthen the supervision over overseas listings by PRC-based companies and the need to revise the special provisions of the State Council on overseas issuance and listing of shares by those companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of PRC-based companies, and cybersecurity, data security, privacy protection requirements and similar matters. On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic companies (the “Overseas Listing Trial Measures”) and relevant five guidelines, which became effective on March 31, 2023. The Overseas Listing Trial Measures will comprehensively reform the existing regulatory regime for overseas securities offering and listing of PRC domestic companies by adopting a filing-based regulatory regime. See “The approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities may be required in connection with certain of our financing activities, and, if required, we cannot predict if we will be able to obtain such approval or complete such filing or other administrative procedures” for more details.

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

Fluctuations in exchange rates could result in foreign currency exchange losses to FF and may reduce the value of, and amount in U.S. Dollars of dividends payable on, its Common Stock in foreign currency terms.

The value of the CNY against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. In August 2015, the People’s Bank of China (the “PBOC”), changed the way it calculates the mid-point price of the CNY against the U.S. Dollar, requiring the market-makers who submit for reference rates to consider the previous day’s closing spot rate, foreign-exchange demand and supply as well as changes in major currency rates. In 2018, the value of CNY appreciated by approximately 5.5% against the U.S. Dollar; in 2019, the CNY appreciated by approximately 1.9% against the U.S. Dollar; in 2020, the CNY appreciated 7.0% against the U.S. Dollar; in 2021, the CNY appreciated 2.7% against the U.S. Dollar; in 2022, the CNY appreciated 8.5% against the U.S. Dollar; and in 2023, the CNY appreciated 2.6% against the U.S. Dollar. It is difficult to predict how market forces or PRC or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the CNY and the U.S. Dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the CNY against the U.S. Dollar. However, the PRC government may still at its discretion restrict access to foreign currencies for capital account or current account transactions in the future. Therefore, it is difficult to predict how market forces or government policies may impact the exchange rate between the CNY and the U.S. Dollar or other currencies in the future. In addition, the PBOC regularly intervenes in the foreign exchange market to limit fluctuations in CNY exchange rates and achieve policy goals. If the exchange rate between the CNY and U.S. Dollar fluctuates in an unanticipated manner, our results of operations and financial condition, and the value of, and dividends payable on, our shares in foreign currency terms may be adversely affected.

Changes in the laws and regulations of China or noncompliance with applicable laws and regulations may have a significant impact on FF’s business, results of operations and financial condition.

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

FF is a holding company and, in the future, may rely on dividends and other distributions on equity paid by the PRC Subsidiaries to fund any cash and financing requirements that FF may have, and the restrictions on the PRC Subsidiaries’ ability to pay dividends or make other payments to FF could restrict FF’s ability to satisfy its liquidity requirements and have a material adverse effect on FF’s ability to conduct its business.

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

Under the EIT Law, FF may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to FF and its non-PRC enterprise stockholders and have a material adverse effect on FF’s results of operations and the value of your investment.

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

FF and its stockholders face uncertainty with respect to indirect transfers of equity interests in China resident enterprises through transfer of non-Chinese-holding companies. Enhanced scrutiny by the Chinese tax authorities may have a negative impact on potential acquisitions and dispositions it may pursue in the future.

On February 3, 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, known as Bulletin 7. Pursuant to this Bulletin 7, an “indirect transfer” of assets, including non-publicly traded equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immovable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include, without limitation: whether the main value of the equity interest of the relevant offshore enterprise derives directly or indirectly from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the stockholders, business model and organizational structure; the income tax payable abroad on the income from the transaction of indirect transfer of PRC taxable assets; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immovable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange. On October 17, 2017, the SAT promulgated the Announcement of the SAT on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, known as SAT Circular 37, which became effective on December 1, 2017 and was most recently amended on June 15, 2018. SAT Circular 37, among other things, simplified procedures of withholding and payment of income tax levied on non-resident enterprises.

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

PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent FF from making loans or additional capital contributions to the PRC Subsidiaries, which could materially and adversely affect its liquidity and its ability to fund and expand its business.

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

The PRC government can take regulatory actions and make statements to regulate business operations in China with little advance notice, so FF’s assertions and beliefs of the risks imposed by the Chinese legal and regulatory system cannot be certain.

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

Furthermore, it is uncertain when and whether FF will be required to obtain permission from the PRC government to maintain its listing on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although FF is currently not required to obtain permission from the PRC government and has not received any denial to list on the U.S. exchange, as the PRC laws and regulations are still evolving rapidly and their interpretation and implementation are subject to uncertainties, our operations could be adversely affected, directly or indirectly, by existing or future PRC laws and regulations relating to its business or industry.

The approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities may be required in connection with certain of FF’s financing activities, and, if required, it cannot predict if it will be able to obtain such approval or complete such filing or other administrative procedures.

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

The Mergers and Acquisitions Rules and certain other PRC regulations establish certain procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for FF to pursue growth through acquisitions in China.

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

Several PRC regulatory authorities, such as the State Administration for Market Regulation, the NDRC, MOFCOM, and the MIIT of China, oversee different aspects of the electric vehicle business, and the PRC Subsidiaries will be required to obtain a wide range of government approvals, licenses, permits and registrations in connection with their operations in China. For example, according to the Administrative Rules on the Admission of New Energy Vehicle Manufacturers and Products, promulgated by the MIIT on January 6, 2017 and amended on July 24, 2020, the MIIT is responsible for the national-wide administration of new energy vehicles and their manufacturers. The manufacturers must apply to the MIIT for the entry approval to become a qualified manufacturer in China and must further apply to the MIIT for the entry approval for the new energy passenger vehicles before commencing the manufacturing and sale of the new energy passenger vehicles in China. Both of the new energy passenger vehicles and their manufacturers will be listed in the Announcement of the Vehicle Manufacturers and Products issued by the MIIT from time to time, if they have obtained the entry approval from the MIIT. According to the Management Measures for Automobile Sales promulgated by the MOFCOM in July 2017, corporate basic information filings must be made by automobile dealers through the information system for the national automobile circulation operated by the MOFCOM within 90 days after the receipt of a business license. Furthermore, the electric vehicle industry is relatively immature in China, and the government has not adopted a clear regulatory framework to regulate the industry.

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

FF faces challenges from the evolving regulatory environment regarding cybersecurity, information security, privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and any actual or alleged failure to comply with related laws and regulations regarding cybersecurity, information security, data privacy and protection could materially and adversely affect its business and results of operations.

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

Furthermore, on November 14, 2021, the CAC published a discussion draft of Regulations on the Administration of Cyber Data Security for public comment, which provides that data processors conducting the following activities must apply for cybersecurity review: (i) merger, reorganization or division of internet platform operators that have acquired a large number of data resources related to national security, economic development or public interests affects or may affect national security; (ii) listing abroad of data processors processing over one million users’ personal information; (iii) listing in Hong Kong which affects or may affect national security; or (iv) other data processing activities that affect or may affect national security. The draft also provides that operators of large internet platforms that set up headquarters, operation centers or R&D centers overseas will report to the national cyberspace administration and competent authorities. In addition, the draft also requires that data processors processing important data or going public overseas will conduct an annual data security self-assessment or entrust a data security service institution to do so, and submit the data security assessment report of the previous year to the local branch of the Cyberspace Administration of China before January 31 each year. As of the date of this Form 10-K, the above mentioned drafts have not been formally adopted, and substantial uncertainties exist with respect to their enactment timetable, final content, interpretation and implementation. On July 7, 2022, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission, which took effect on September 1, 2022. These measures require the data processor providing data overseas and falling under any of the following circumstances apply for the security assessment of cross-border data transmission by the national cybersecurity authority through its local counterpart: (i) the data processor provides important data overseas; (ii) critical information infrastructure operators and data processors processing personal information of more than one million individuals provide personal information overseas; (iii) data processors which have provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals overseas since January 1 of the previous year provides personal information overseas; and (iv) other situations required to declare security assessment of cross-border data transmission as stipulated by the national cybersecurity authority.

The PRC Subsidiaries may become subject to enhanced cybersecurity review. Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. If the PRC Subsidiaries are deemed to be a critical information infrastructure operator or a network platform operator that is engaged in data processing that affect or may affect national security, they could be subject to PRC cybersecurity review. As of the date of this Form 10-K, we have not received any notice from any PRC governmental authority identifying any of the PRC Subsidiaries as a “critical information infrastructure operator” or “network platform operator” that is engaged in data processing which affects or may affect national security as mentioned above, or requiring us to go through the cybersecurity review or initiating a cybersecurity review against us in such respects.

As advised by the PRC counsel, the above mentioned laws, regulations or the relevant drafts are relatively new and the PRC laws and regulations relating to cybersecurity, information security, data privacy and protection are evolving rapidly, there remains significant uncertainty in the enactment, interpretation and enforcement of such PRC laws, regulations or the relevant drafts, and the PRC Subsidiaries could become subject to enhanced cybersecurity review or non-compliance investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance investigations in accordance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions to the PRC Subsidiaries, which may have material adverse effects on our business, financial condition or results of operations. As of the date of this Form 10-K, the PRC Subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC or related governmental regulatory authorities, and they have not received any inquiry, notice, warning, or sanction in such respect. However, as uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that the PRC Subsidiaries will comply with such regulations in all respects and they may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities.

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

Our current auditor, the independent registered public accounting firm that issued the audit report included this Form 10-K, is registered with the PCAOB, and is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Accordingly, we have not been identified as a “Commission-Identified Issuer” by the PCAOB under the current framework of the HFCA. However, prior to 2022, the auditors of the PRC Subsidiaries were not subject to inspection by the PCAOB and any future determination by the PCAOB that the PRC Subsidiaries’ auditors are not subject to inspection could materially adversely affect FF.

Our ability to retain an auditor subject to PCAOB inspection and investigation may depend on the relevant positions of U.S. and Chinese regulators. If the PCAOB is unable to inspect or investigate completely FF’s auditor in China because of a position taken by the Chinese authorities, then such lack of inspection could cause trading in FF’s securities to be prohibited under the HFCA, and ultimately result in a determination by the SEC to delist FF’s securities. Such a prohibition would substantially impair an investor’s ability to sell or purchase the Common Stock and negatively impact the price of the Common Stock. Accordingly, the HFCA calls for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially non-U.S. auditors. In addition, PCAOB inspections help improve future audit quality and effectiveness. Without the benefit of PCAOB inspections, existing or potential investors could lose confidence in our reported financial information and the quality of our financial statements with respect to the PRC Subsidiaries.

U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of FF’s operations in China.

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

There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against FF and its management.

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

A significant portion of FF’s financing in the near future is expected to come from investors in China, and such investment is subject to delay due to due diligence review, including know your customer, anti-money laundering and other review.

We conduct due diligence, including know your customer, anti-money laundering and other review, on all potential financing sources. This process has been time consuming, particularly in connection with review of investors in China, and may result in our not being able to consummate any financing from these or other financing sources on a timely basis or at all. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our production and delivery plans for the FF 91 Futurist, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations. For more information, see “Risk Factors – Risks Related to FF’s Business and Industry – FF does not have sufficient liquidity to pay its outstanding obligations and to operate its business and it will likely file for bankruptcy protection if it is unable to access additional capital..”

Risks Related to the Restatement

FF has identified material weaknesses in its internal control over financial reporting. FF’s inability to remediate these material weaknesses, or identification of additional material weaknesses in the future or other failure to maintain effective internal control over financial reporting, has resulted, and could further result, in material misstatements in FF’s consolidated financial statements and FF’s ability to accurately or timely report its financial condition or results of operations, which may adversely affect FF’s business and share price.
FF’s management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, FF’s management concluded that its internal control over financial reporting was not effective as of December 31, 2022 or December 31, 2023. FF has engaged in remediation efforts designed to address these material weaknesses. As FF continues to evaluate and work to improve its internal control over financial reporting, FF may determine that additional measures or modifications to the remediation plan are necessary. FF is working to remediate the material weaknesses, but full remediation could go beyond December 31, 2024. At this time, we cannot predict the total costs expected to be incurred; however, the remediation measures have been and will continue to be time consuming, costly, and a significant demand on our financial and operational resources.

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

The control deficiencies resulting in the material weaknesses, in the aggregate, has resulted, and may in the future result, in misstatements of accounts or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements. For example, in July 2023, FF identified errors in its Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the periods ended March 31, 2023 and September 30, 2022, determined these financial statements should no longer be relied upon, and subsequently restated them.

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

Further, FF has recently experienced substantial turnover in key management personnel, including legal, compliance, human resources and finance personnel, as well as substantial changes to the composition of the Board, and further changes may occur in the future. As a result of these Board and management changes, there can be no guarantee that FF’s board of directors (the “Board”) as composed in the future will agree with decisions made by the Board regarding the material weakness and the necessary remedial measures, that they will not identify other areas that require remediation or that they will continue to pursue the remediation measures. Any turnover of personnel, particularly accounting, finance and legal personnel, may also negatively impact FF’s internal controls over financial reporting and other disclosures and our ability to prepare and make timely and accurate public disclosures.

FF faces risks related to the restatement of its previously issued consolidated financial statements.
We reached a determination to restate certain financial information and related footnote disclosures in our previously issued consolidated financial statements for the 2022 Form 10-K for the period ended December 31, 2022 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and September 30, 2022. As a result, we face a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many of the risks and challenges related to the restatement, including the following:

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

Risks Related to FF’s Common Stock

FF is not able to continue to utilize its “at-the-market” equity program.

FF’s operations have consumed substantial amounts of cash since its inception. Historically, FF has primarily financed its operations through the sale of its Common Stock, warrants and convertible notes. For example, on June 16, 2023, FF filed the Registration Statement which was declared effective by the SEC on June 28, 202. On September 26, 2023, FF also entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC, as sales agents, to sell shares of Class A Common Stock, from time to time, with aggregate gross sales proceeds of up to $90.0 million pursuant to the Registration Statement as an ATM Program. The ATM Program was the primary source of liquidity for FF from September to December 2023.

Under applicable SEC rules and regulations, because FF failed to timely file this Form 10-K, it is not eligible to access the ATM Program.

Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on FF, and may not be available on attractive terms. FF’s inability to continue to raise capital when needed will harm its business, financial condition and results of operations, and will likely cause FF’s stock value to decline and FF will likely have to file for bankruptcy protection and its assets will likely be liquidated. FF’s equity holders would likely not receive any recovery at all in a bankruptcy scenario.

FF is not currently in compliance with the continued listing requirements for Nasdaq and may be delisted, which could affect the market price and liquidity for the FF’s Common Stock and reduce the FF’s ability to raise additional capital.

On December 28, 2023, FF received a letter from the Listing Qualifications Staff of Nasdaq noting that FF was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for 30 consecutive trading days for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Beginning on November 9, 2023, FF’s closing bid price of the Class A Common Stock has been below $1.00 per share.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), FF was initially provided 180 calendar days from receipt of the notice from Nasdaq to regain compliance with the Minimum Bid Price Requirement.
On April 18, 2024, Nasdaq notified FF that since it had not yet filed this Form 10-K, it no longer complied with Listing Rule 5250(c)(1). Pursuant to Listing Rule 5810(c)(2)(A), this deficiency was an additional basis for delisting.

On April 24, 2024, FF received a letter from Nasdaq indicating that FF was not in compliance with Nasdaq Listing Rule 5810(c)(3)(A)(iii), as FF’s Class A Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days (the “Low Priced Stocks Rule”). The letter indicated that, as a result, the Nasdaq staff had determined to delist FF’s securities from The Nasdaq Capital Market (the “Delisting Determination”).

On May 1, 2024, FF requested a hearing to appeal the Delisting Determination, which stayed the suspension of FF’s securities for 15 days. FF also requested an extended stay of the suspension pending such hearing with Nasdaq’s Hearings Panel (the “Panel”), which Nasdaq granted on May 28, 2024.

The Panel may not grant FF’s request for continued listing of the Class A Common Stock on The Nasdaq Capital Market pending FF’s compliance with all applicable listing criteria, including the Minimum Bid Price Requirement, or FF may be unable to timely satisfy the terms of any extension that may be granted by the Panel.

FF will continue to monitor the closing bid price of its Class A Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods and may, if appropriate, consider available options, including implementation of a reverse stock split, to regain compliance with the Minimum Bid Price Requirement.

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

If FF seeks to implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of its Common Stock.

While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Minimum Bid Price Requirement, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, Nasdaq may determine that it is not in the public interest to maintain FF’s listing, even if we regain compliance with the Minimum Bid Price Requirement.

In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that if a listed company that fails to meet the Minimum Bid Price Requirement after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then FF is not eligible for a Compliance Period. FF effected a 1-for-80 reverse stock split of its Common Stock on August 25, 2023, and an additional 1-for-3 reverse stock split of its Common Stock on February 29, 2024, for a cumulative ratio of 240 shares to one. FF anticipates seeking stockholder approval for another reverse stock split. Any subsequent reverse stock split would cause FF to exceed the 1-for-250 ratio.

FF may fail to regain compliance with the Minimum Bid Price requirement during the Compliance Period or maintain compliance with the other Nasdaq listing requirements. In particular, the rights granted to FF Global Partners LLC (“FF Global”) under the Amended Shareholder Agreement or other similar rights granted to other investors may cause FF to fall out of compliance with certain of Nasdaq’s Listing Rules, including Nasdaq Rule 5640, which disallows the voting rights of existing stockholders to be disparately reduced through any corporate action or issuance. Any non-compliance may be costly, divert management’s time and attention, and could have a material adverse effect on FF’s business, reputation, financing, and results of operation A delisting could substantially decrease trading in the Class A Common Stock, adversely affect the market liquidity of the Common Stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, materially adversely affect its ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of the Class A Common Stock may decline further and stockholders may lose some or all of their investment.

FF does not currently intend to pay dividends on the Class A Common Stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of the Class A Common Stock.

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

The price of the Class A Common Stock has been and may continue to be highly volatile, and you could lose all or part of your investment.

The trading price of the Class A Common Stock has been and may continue to be highly volatile and could be attributable, among others, to factors beyond our control, including limited trading volume. For example, our stock traded within a range of a high price of $117.36 and a low price of $0.038 per share for the period from April 1, 2023, through May 15, 2024.

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

There are additional limitations found under Sections 269, 383, and 384 of the Code that may also limit the use of net operating loss carryforwards that may apply and result in increased tax liability to FF, potentially decreasing the value of the Common Stock. In addition, a Separate Return Limitation Year (“SRLY”), generally encompasses all separate return years of a U.S. federal consolidated group member (or predecessor in a Section 381 or other transaction), including tax years in which it joins a consolidated return of another group. According to Treasury Regulation Section 1.1502-21, net operating losses of a member that arise in a SRLY may be applied against consolidated taxable income only to the extent of the loss member’s cumulative contribution to the consolidated taxable income. As a result, this SRLY limitation may also increase FF’s tax liability (by reducing the carryforward of certain net operating losses that otherwise might be used to offset the amount of taxable gain), potentially decreasing the value of the Common Stock.

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

FF may issue additional shares of Common Stock or preferred shares, which would dilute the interest of FF stockholders.

FF has and may, in the future, issue a substantial number of additional shares of Common Stock or preferred stock. The issuance of additional shares of Common Stock or preferred stock:

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

In addition, as of December 31, 2023, the Class A Common Stock was also subject to potential dilution from: (i) conversion of notes and exercise of warrants for which 3,136,051 shares have been registered; (ii) conversion of notes which have satisfied the holding period subject to Rule 144 eligibility; (iii) the exercise of up to 98,551 warrants; (iv) the exercise of up to 134,986 stock options; (v) the vesting of 115,327 unvested RSUs; (vi) the issuance of up to 104,167 earnout shares pursuant to the triggering events in the merger agreement; (vii) the issuance of up to 96,334 remaining registered shares of Class A Common Stock that FF may elect, in its sole discretion, to issue and sell to YA II PN Ltd. (“Yorkville”) pursuant to the SEPA (as defined in Note 2, Liquidity and Capital Resources and Going Concern, to the Notes to Consolidated Financial Statements) (FF currently does not have enough authorized and uncommitted shares to access the SEPA); and (viii) issuance of shares in connection with the ATM Program. Additionally, the Class A Common Stock is subject to potential dilution upon the full conversion and exercise of the SPA Notes, Unsecured SPA Notes and SPA Warrants. The Class A Common Stock is also subject to potential dilution due to issuance of Common Stock in connection with future equity and/or convertible debt financings. Sales of substantial numbers of such shares in the public market, including the resale of the shares of Common Stock held by FF stockholders, could adversely affect the market price of the Class A Common Stock, the impact of which is increased as the value of our stock price increases.

The issuance of additional shares of Common Stock, including upon full conversion of the principal amount of all outstanding SPA Notes, Unsecured SPA Notes and the Streeterville Note and exercise of all outstanding SPA Warrants and the Streeterville Warrant, and/or the implementation of the full ratchet anti-dilution price protection in the SPA Notes and SPA Warrants and the issuance of shares pursuant to the SEPA would substantially dilute the ownership interest of existing stockholders.

The shares of Class A Common Stock issuable upon full conversion and exercise of the SPA Notes and the SPA Warrants issued and issuable under the SPA, as amended, upon full conversion of the Unsecured SPA Notes, and upon full conversion and exercise of the Streeterville Note and the Streeterville Warrant will result in significant additional dilution to the existing stockholders of FF. At a special meeting of FF stockholders held on November 3, 2022, FF stockholders approved (among other proposals) a proposal to approve, as is required by the applicable Nasdaq rules and regulations, transactions involving notes and warrants issued to ATW Partners LLC (“ATW”), RAAJJ Trading LLC (“RAAJJ”), Senyun and/or their affiliates as committed under the SPA, the Joinder and the Third Amendment, including the issuance of any shares in excess of 19.99% of the issued and outstanding shares of the Common Stock upon conversion of the SPA Notes and exercise of the SPA Warrants. At a special meeting of FF stockholders held on March 30, 2023, FF stockholders approved (among other proposals) a proposal to approve, as is required by the applicable Nasdaq rules and regulations, additional transactions involving notes and warrants issued to ATW Partners LLC, RAAJJ, Senyun, Acuitas Group Holdings LLC and/or their affiliates as committed under the Sixth Amendment to the SPA (as defined in Note 7, Notes Payable to the Notes to Consolidated Financial Statements). At a special meeting of FF stockholders held on August 16, 2023, FF stockholders approved (among other proposals), as is required by the applicable Nasdaq rules and regulations, additional transactions involving notes and warrants issued to MHL, V W Investment and Senyun under the Unsecured SPA, as amended. At a special meeting of FF stockholders held on February 5, 2024, FF stockholders approved (among other proposals), as is required by the applicable Nasdaq rules and regulations, additional transactions involving notes and warrants issued to Streeterville Capital, LLC (“Streeterville”) under the Unsecured Streeterville SPA.To the extent the SPA Notes, the Unsecured SPA Notes and the Streeterville Note are converted and the SPA Warrants and the Streeterville Warrant are exercised, such conversions and exercises would have a significant dilutive effect on the ownership interest of existing stockholders of FF. Additionally, any issuance of shares of Class A Common Stock under the SEPA that is below the exercise price of the warrants issued and issuable under the SPA or the conversion price of the notes issued and issuable under the SPA will decrease such exercise or conversion price, as applicable, as described in more detail in such warrants and notes.

FF has granted preferential director nomination rights to certain investors which may cause FF to fall out of compliance with Nasdaq listing rules.

FF has been raising additional capital via debt or equity financings and expects to continue doing so in order to continue its operations. See “Risk Factors – Risks Related to FF’s Business and Industry – FF does not have sufficient liquidity to pay its outstanding obligations and to operate its business and it will likely file for bankruptcy protection if it is unable to access additional capital.” As discussed above, the sale of additional equity or convertible debt securities could result in further dilution of the equity interests of our existing stockholders. Additionally, FF has entered into arrangements with certain of stockholders that give them additional representation on the Board. Pursuant to the Amended Shareholder Agreement, FF Top has the right to nominate for election to the Board four designees until the first date on which FF Top has ceased to beneficially own at least 88,890 shares of Common Stock for at least 365 consecutive days, with such amount subject to adjustment in connection with any stock split, reverse stock split or other similar corporate action after the date of the Amended Shareholder Agreement. Following the termination of FF Top’s right to nominate four designees, FF Top will continue to have the right to nominate a number of designees not less than the number equal to the total number of directors on the Board, multiplied by the aggregate voting power of the shares of Common Stock and other securities of FF generally entitled to vote in the election of directors of FF beneficially owned by FF Top and its affiliates, divided by the total voting power of the then-outstanding shares of Common Stock issued as of the record date for any meeting of stockholders of FF at which directors are to be elected, rounding up to the next whole director. Such right granted to FF Top or other similar rights granted to other investors in the future may cause FF to fall out of compliance with certain of Nasdaq’s listing rules, in particular Nasdaq Rule 5640, which disallows the voting rights of existing stockholders to be disparately reduced through any corporate action or issuance, and cause FF’s Class A Common Stock to be delisted from Nasdaq.

FF’s Third Amended and RestateCertificate of Incorporation, as amended provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit FF’s stockholders’ ability to obtain a chosen judicial forum for disputes with it or its directors, officers, employees or stockholders.

FF’s Third Amended and Restated Certificate of Incorporation requires to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the forum provisions in our certificate of incorporation. In addition, our third Amended and Restated Certificate of Incorporation provides that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

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

Charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of the Common Stock.

FF’s Third Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that could delay or prevent a change in control of FF. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the Delaware General Corporate Law (“DGCL”) govern FF. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with FF for a certain period of time without the consent of its Board. These and other provisions in our Third Amended and Restated Certificate of Incoproration and Amended and Restated Bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of Class A Common Stock and result in the market price of Class A Common Stock being lower than it would be without these provisions.

Claims for indemnification by FF’s directors and officers may reduce its available funds to satisfy successful third-party claims against it and may reduce the amount of money available to it.

Our Third Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

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

We cannot predict whether FF’s dual-class structure will result in a lower or more volatile market price of the Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple-class structures. As a result, the dual-class structure of the Common Stock may cause stockholder advisory firms to publish negative commentary about FF’S corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of the Class A Common Stock.

If securities or industry analysts do not publish research or reports about FF’s business or publish negative reports about its business, its share price and trading volume could decline.

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

If FF has not fully developed and implemented all required accounting practices and policies and has been unable to provide the financial information required of a U.S. publicly traded company in a timely and reliable manner.

We have failed to to develop and maintain effective internal controls and procedures and disclosure procedures and controls, we have been unable to provide financial information and required SEC reports that a U.S. publicly traded company is required to provide in a timely and reliable fashion. Any such delays or deficiencies could penalize us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and hurt our reputation and could thereby impede our ability to implement our growth strategy. The delay in filing this Form 10-K has resulted in our failure to meet the requirements for listing of our shares of Common Stock on Nasdaq.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
We at Faraday Future employ a cybersecurity strategy for addressing cybersecurity risks, security vulnerabilities, and impacts that align with the NIST Cybersecurity Framework (CSF). The NIST Risk Management Framework (RMF) provides a comprehensive, flexible, and measurable process to manage information security and privacy risks for Faraday Future systems. This framework outlines standards and guidelines to support the implementation of risk management programs to meet the requirements of the Federal Information Security Modernization Act (FISMA). The NIST framework promotes the protection of Faraday Future infrastructure. We utilize the five core functions of the framework which are Identify, Protect, Detect, Respond, and Recover.

Our Information technology security team has a working relationship with our third-party vendors such as Rapid7, Carbon Black and Cisco to provide guidance related to the management of cybersecurity risks. Our strategy includes both short- and long-term projects to increase the security surrounding our assets by using threat monitoring, threat detection, and SIEM tools within our security systems. We perform cybersecurity assessments with respect to asset scanning, risk assessments, and vulnerability scans with respect to users in our organization and third parties who provide critical services or who have access to critical confidential data.

We have not identified any cybersecurity threats that have materially impaired or are reasonably likely to materially impair our operations or financial standing. Our critical business systems are fully redundant and backed up. Our security systems correlate security events from our SIEM and aggregate security-related incident data, such as malware activity, malicious activities, and ransomware. Security functionality is continuously monitored by our IT security team and our third party comanaged vendor soc team, and our network traffic is analyzed for signs of malicious activity through the Cyber security systems. Anti-virus solutions are deployed throughout our organization on servers, laptops and workstations in our data centers, headquarters, and remote sites.

We have hired an independent third-party cybersecurity firm to perform penetration testing annually. The third-party checks for vulnerabilities on our external and internal network perimeters. If vulnerabilities are found, corrective actions are implemented to remediate any issues.

Our employees are required to take annual cyber security training designed to help employees guard our cyber and physical data. Employees are tested on this training.
Item 2.     Properties
FF leases all of its facilities. The following table sets forth the location, approximate size, primary use and lease term of FF’s major facilities as of December 31, 2023:

Location	Approximate Size (Building) in Square Feet	Primary Use	Lease Expiration Date
Gardena, California	146,765	Global headquarters, research and development, office	April 30, 2027
FF’s ieFactory California	1,100,000	Manufacturing	October 19, 2028
Beverly Hills, California	12,947	Retail	August 31, 2032
San Jose, California	30,260	Office	March 31, 2025
Gardena, California	12,650	Office	March 31, 2027
Beijing, China	13,993	Administrative services, research and development, strategic planning	December 14, 2024
Shanghai, China	2,799	Administrative services, research and development, strategic planning	July 19, 2024
Shanghai, China	9,074	Administrative services, research and development, strategic planning	July 15, 2027

FF is finalizing the refurbishment of the FF ieFactory California manufacturing facility. The facility is finishing the main components which includes a body shop, a paint shop, component manufacturing and an assembly line. The FF ieFactory California manufacturing facility is approximately 1.1 million square feet and, once it is built out, is expected to have the capacity to support a production of 10,000 vehicles per year.
Item 3.    Legal Proceedings
From time to time, FF may become involved in legal proceedings arising in the ordinary course of business. We are currently a party to various legal or governmental proceedings, the outcome of which, although currently uncertain, if determined adversely to us, could individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. See the section titled “Legal Proceedings” in Note 10, Commitments and Contingencies included in the notes to our audited consolidated financial statements contained within this Form 10-K for further discussion of our legal proceedings.
Item 4.     Mine Safety Disclosures
Not applicable.

Part II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
FF’s shares of Class A Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “FFIE” and “FFIEW,” respectively. Prior to the consummation of the Business Combination, our Common Stock and warrants were listed on Nasdaq under the symbols “PSACU,” “PSAC,” and “PSACW,” respectively. There is no established public trading market in the Class B Common Stock. As of May 17, 2024, there were 427 holders of record of our Class A Common Stock, one holder of record of our Class B Common Stock, one holder of record of our Public Warrants and one holder of private warrants.
Dividend Policy
FF has not paid any cash dividends on our Class A Common Stock or the warrants to date. The Board may from time to time consider whether or not to institute a dividend policy. It is our present intention to retain any earnings for use in our business operations and accordingly, we do not anticipate the Board declaring any dividends for the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board. Further, our ability to declare dividends will also be limited by restrictive covenants contained in our debt agreements.
Securities Authorized for Issuance Under Equity Incentive Plan
At the special meeting of PSAC’s stockholders held on July 20, 2021, the stockholders of the Company considered and approved the Faraday Future Intelligent Electric Inc. 2021 Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan was previously approved, subject to stockholder approval, by the PSAC board of directors. Pursuant to the Incentive Plan, 1,067,189 shares of Class A Common Stock have been reserved for issuance under the Incentive Plan.
The following table sets forth information as of December 31, 2023 (as adjusted for the 1-for-3 reverse stock split effective March 1, 2024) regarding the number of shares of our Common Stock that may be issued under the Company’s equity compensation plans. The Company maintains three equity compensation plans, the 2021 Plan, the Smart King Ltd. Equity Incentive Plan (the “Smart King EIP”), and the Smart King Ltd. Special Talent Incentive Plan (the “Smart King STIP”). The 2021 Plan was approved by the stockholders. The Smart King EIP and Smart King STIP plans existed prior to the Company going public and therefore were not approved by the security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans ( excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security holders :
Faraday Future Intelligent Electric Inc. 2021 Incentive Plan	147,232(1)	107.82(2)	1,067,189(3)
Equity Compensation Plans Not Approved by Security Holders:
Smart King Ltd. Equity Incentive Plan	81,203	660.19(4)	__(5)
Smart King Ltd. Special Talent Incentive Plan	22,551	1505.15(4)	__(5)
Total	250,986	412.08(6)	1,067,189
(1)Of the shares reported in the table, 110,671 shares were subject to awards of restricted stock units, 31,897 shares were subject to outstanding stock options and 4,664 shares were subject to performance stock units, all under the 2021 Plan.
(2)Represents the weighted-average exercise price of options, RSU and PSUs granted under the 2021 Plan.
(3)All of the securities reported in this column were then available for issuance under the 2021 Plan. Shares available for issuance under the 2021 Plan generally may be used for any type of award authorized under that plan including stock options, stock appreciation rights, restricted stock
(4)The weighted-average exercise price is calculated without taking into account outstanding awards of stock units
(5)There are no remaining shares available for issuance under the Smart King EIP and the Smart King STIP.
(6)The weighted-average exercise price is calculated based on the exercise price of Equity Compensation Plans Approved By Security Holders and Equity Compensation Plans Not Approved By Security Holders and taking into account options, RSUs and PSUs under the 2021 Plan.

Item 6.     [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to help the reader understand FF’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with FF’s Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to FF’s plans and strategy for FF’s business, include forward-looking statements that involve risks and uncertainties. FF’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” in Item 1A above and “Cautionary Note Regarding Forward Looking Statements” below. The objective of this section is to provide investors an understanding of the financial drivers and levers in FF’s business and describe the financial performance of the business.
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
Cautionary Note Regarding Forward-Looking Statements
This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, market acceptance and success of our business model, our ability to expand the scope of our offerings, and our ability to comply with the extensive, complex, and evolving regulatory requirements. These statements are based on management's current expectations, but actual results may differ materially due to various factors.
The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section titled “Risk Factors” in Item 1A above. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” in Item 1A above may not be exhaustive.
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
Overview
The Company is a California-based, global, shared, intelligent, mobility ecosystem company founded in 2014 with a vision to disrupt the automotive industry. The Company’s Class A Common Stock and Public Warrants trade on The Nasdaq Capital Market (“Nasdaq”) under the ticker symbols “FFIE” and “FFIEW,” respectively.
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
We believe the following combination of capabilities of FF’s products, technology, the upgrade to FF Product and Technology Upgrade Generation 2.0 (PT Gen 2.0), team, and business model distinguish FF from its competitors:

●	FF has designed and developed a breakthrough mobility platform — its proprietary Variable Platform Architecture (“VPA”).

●	FF’s propulsion system provides a competitive edge in acceleration and range, enabled by an expected industry-leading inverter design, and propulsion system.

●
FF’s advanced Internet Artificial Intelligence (“I.A.I.”) technology offers high-performance computing, high speed internet connectivity, Over-the-Air (“OTA”) updating, an open ecosystem for third-party application integration, and an advanced autonomous driving-ready system, in addition to several other proprietary innovations that enable FF to build an advanced, highly-personalized user experience.

●
Since inception, FF has developed a portfolio of intellectual property, established its supply chain, and assembled a global team of automotive and technology experts and innovators to achieve its goal of redefining the future of the automotive industry. As of December 31, 2023, FF has been granted approximately 660 patents globally.

●
FF believes that the FF 91 Futurist ( the “FF 91,” “FF 91 Futurist,” or “FF 91 2.0 Futurist Alliance”) is the first ultra-luxury electric vehicle to offer a highly-personalized, fully-connected user experience for driver and passengers. FF started production on the first FF 91 futurist and delivered the first FF 91 2.0 Futurist Alliance in 2023.

●	FF’s planned B2C passenger vehicle pipeline includes the FF91 series, the FF81 series, and the FF71 series.

●	Subject to future financing, FF plans to produce and deliver its second passenger vehicle, the FF 81, which is expected to be designed to be a premium, mass-market electric vehicle positioned to compete against the Tesla Model S, Tesla Model X, the BMW 5-series, the Range Rover Sport and similar vehicles.

●	Subject to future financing, FF plans to develop a mass-market passenger vehicle, the FF 71. FF expects to start production and deliveries of the FF 71 subsequent to production and deliveries of the FF 81. The FF 71 is expected to be designed to integrate full connectivity and advanced technology into a smaller vehicle size and is positioned to compete with vehicles such as the Tesla Model 3, Tesla Model Y, and the BMW 3-series.

●	Subject to future financing, FF plans to develop a Smart Last Mile Delivery (“SLMD”) vehicle to address the high-growth, last-mile delivery opportunity, particularly in Europe, China and the U.S. FF’s modular VPA facilitates entry into the last-mile delivery segment, allowing FF to expand its total addressable market and avenues of growth.
All FF vehicles are expected to be available for sale in the U.S., China and the Middle East, with potential expansion to European markets.
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
Segment Information
On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board approved Mr. Yueting Jia, FF’s founder and Chief Product and User Ecosystem Officer (alongside the then Chief Executive Officer, Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced research and development (“R&D”) technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Chen, subject to processes and controls to be determined by the Board after consultation with the Company’s management. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act.
On September 16, 2023, Mr. Chen notified the Company of his decision to resign from his position as Global Chief Executive Officer (“Global CEO”) and as a member of the Board effective September 29, 2023. On September 21, 2023, the Board appointed Mattias Aydt to succeed Mr. Chen as Global CEO and as a member of the Board, effective September 29, 2023.
The Company has determined that its co-“Chief Operating Decision Maker (“CODM”) are both its Global CEO and Chief Product and User Ecosystem Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the co-CODM’s review financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Substantially all of the Company’s consolidated operating activities, including its long-lived assets, are located within the U.S. Given the Company’s early-revenue operating stage, it currently has no concentration exposure to products, services or customers.
Recent Developments

Recent Governance Developments

•On October 10, 2023, Ke Sun, a member of the Board notified the Company of her decision to resign as a director of the Company effective immediately. On October 16, 2023, Li Han, a member of the Board, was deemed to be an independent director as defined by Nasdaq Listing Rule 5605. In addition, the Board voted to reduce the size of the Board from seven to six members, effectively immediately.
•Effective November 7, 2023, Scott Graziano, the Company’s General Counsel, was appointed Corporate Secretary.
•On February 5, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the office of the Secretary of the State of Delaware to effect an increase in the authorized shares of Common Stock from 154,437,500 to 1,389,937,500.

•At a special meeting of the Company’s stockholders held on February 5, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Common Stock by a ratio of 1-for-3, with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of the special meeting and a corresponding reduction in the total number of shares of Common Stock the Company is authorized to issue. On February 23, 2024, the Company filed a second amendment to the Company’s Third Amended and Restated Certificate of Incorporation, asa amended with the Secretary of State of the State of Delaware to effect this reverse stock split and to set the number of authorized shares of Common Stock to 463,312,500 (which is 1,389,937,500 divided by 3). Pursuant to the Certificate of Amendment, effective as of 5:00 p.m., Eastern Time, on February 29, 2024 (the “Effective Time”), every three shares of the issued and outstanding Common Stock was automatically converted into one share of Common Stock, without any change in par value per share and the number of authorized shares of Common Stock was reduced to 463,312,500.
At the Effective Time, the number of shares of Common Stock reserved for issuance under the Company’s Amended and Restated 2021 Stock Incentive Plan, the Company’s Smart King Ltd. Equity Incentive Plan, and the Company’s Smart King Ltd. Special Talent Incentive Plan (collectively, the “Plans”), as well as the number of shares subject to the then-outstanding awards under each of the Plans, were proportionately adjusted, using the 1-for-3 ratio, rounded down to the nearest whole share. In addition, the exercise price of the then-outstanding options under each of the Plans was proportionately adjusted, using the 1-for-3 ratio, rounded up to the nearest whole cent. Proportionate adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s outstanding warrants and convertible securities, as well as the applicable exercise or conversion prices.
The Company’s Class A Common Stock began trading on The Nasdaq Capital Market on a split-adjusted basis at the opening of trading on March 1, 2024. The Class A Common Stock continues trading on Nasdaq under the symbol “FFIE” with a new CUSIP number (307359 703). The Class B Common Stock also has a new CUSIP number (307359 802). The Company’s publicly traded warrants continue to be traded on Nasdaq under the symbol “FFIEW” and the CUSIP number for the warrants remains unchanged. However, under the terms of the applicable warrant agreement, the number of shares of Class A Common Stock issuable on exercise of each warrant has been proportionately decreased. Specifically, following the effectiveness of the reverse stock split, every three shares of Class A Common Stock that may be purchased pursuant to the exercise of public warrants now represents one share of Class A Common Stock that may be purchased pursuant to such warrants. Accordingly, for the Company’s warrants trading under the symbol “FFIEW”, every three warrants are now exercisable for one share of Class A Common Stock at an exercise price of $2,760.00 per share of Class A Common Stock.
No fractional shares of Common Stock were issued as a result of the reverse stock split. Stockholders who would otherwise receive a fractional share were instead issued a full share in lieu of such fractional share. The reverse stock split affected all record holders of the Common Stock uniformly and did not affect any record holder’s percentage ownership interest in the Company, except for de minimis changes as a result of the elimination of fractional shares. Holders of Common Stock who hold in “street name” in their brokerage accounts did not have to take any action as a result of the reverse stock split. Their accounts were automatically adjusted to reflect the number of shares owned. Stockholders of record received information from Continental Stock Transfer & Trust Company regarding their stock ownership following the reverse stock split.
•Effective February 26, 2024, Mr. Chen, transitioned from his role as China Chief Executive Officer to Senior Vice President and no longer served as a Section 16 officer of Faraday Future Intelligent Electric Inc. Mr. Chen has subsequently resigned from the Company.
Components of FF’s Results of Operations
Key Factors Affecting Operating Results
FF’s performance and future success depend on several factors that present significant opportunities but also pose risks and challenges including those discussed below and in the section titled “Risk Factors” in Item 1A of this Form 10-K.

Production and Operations

FF expects to continue to incur significant operating costs that will impact its future profitability, including R&D expenses as it introduces new models and improves existing models; capital expenditures for the expansion of its manufacturing capacities; additional operating costs and expenses for production ramp-up; raw material procurement costs; general and administrative expenses as it scales its operations; interest expense from debt financing activities; and selling and distribution expenses as it builds its brand and markets its vehicles. FF may incur significant costs in connection with its services as it delivers at scale the FF 91 Futurist, including servicing and warranty costs. FF’s ability to become profitable in the future will depend on its ability to successfully market its vehicles and control its costs.
As of December 31, 2023, FF has sold four and leased six vehicles. As a result, FF will require substantial additional capital to develop products and fund operations for the foreseeable future. Until FF can generate sufficient revenue from product sales, FF will fund its ongoing operations through a combination of various funding and financing alternatives, including equipment financing of the FF ieFactory California, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of its FF ieFactory California will impact FF’s ability to generate revenue. For additional discussion of the substantial doubt about FF’s ability to continue as a going concern, see Note 2, Liquidity and Capital Resources and Going Concern in the notes to the Consolidated Financial Statements and for further details on liquidity, please see the “Liquidity and Capital Resources” section below.
Revenue Recognition

Automotive Sales Revenue

We began the production of our FF 91 Futurist in March 2023 and started making deliveries to customers in August 2023 and have sold four and leased six vehicles for the year ended December 31, 2023.

Automotive sales revenue includes revenues related to deliveries of new vehicles, and specific other features and services including home charger, charger installation, twenty-four-seven roadside assistance, OTA software updates, internet connectivity and destination fees.

We recognize revenue on automotive sales upon delivery to the customer, which is when control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business and as indicated in the sales contract. OTA software updates are provisioned upon transfer of control of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. For obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the good or service, third-party pricing of similar options and other information that may be available. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of our performance obligations. Vehicle contracts do not contain a significant financing component.

Revenue from immaterial promises are combined with the vehicle performance obligation and recognized when the product has been transferred. We accrue costs to transfer these immaterial goods and services regardless of whether they have been transferred.

In certain circumstances, we provide customers with a residual value guarantee which may or may not be exercised in the future. The impact of such residual value guarantees was immaterial to the our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023.

The Company has entered into and may continue to enter into co-creator consulting agreements with its customers under which customers share feedback, driving data, ideas, experiences with its engineers, social media posts and other promotions in exchange for specified fees. The Company considers these arrangements consideration payable to a customer. The consideration paid to the customer relates to marketing and R&D services that are distinct and could be purchased by the Company from a separate third-party. The Company performs an analysis in which it maximizes the use of observable market inputs to ascribe a fair value to these services and record the fair value of these services to sales and marketing expense or R&D expense, as applicable. Any consideration payable to a customer that is above the fair value of the distinct services being provided is treated as a reduction of revenue.

Automotive Leasing Revenue

Revenue from Operating Leasing Program

We have outstanding leases under our vehicle operating leasing program in the U.S. Qualifying customers are permitted to lease a vehicle for up to 36 months. At the end of the lease term, customers are generally required to return the vehicles to us.

We account for these leasing transactions as operating leases. We record leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles to cost of automotive leasing revenue. As of December 31, 2023, deferred lease-related upfront payments which will be recognized on a straight-line basis over the contractual terms of the individual leases were immaterial. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Revenue from Sales-Type Leasing Program

We have outstanding leases accounted for as sales-type leases under accounting standards codification (“ASC”) 842, Leases (“ASC 842”). Customers have the right to purchase the vehicle at the end of the lease term, which is usually 36 months. A customer qualifies under this program if the purchase option is reasonably certain to be exercised, and we therefore expect the customer to take title to the vehicle at the end of the lease term after making all contractual payments. We recognize all revenue and costs associated with the sales-type lease as automotive leasing revenue and automotive leasing cost of revenue, respectively, upon delivery of the vehicle to the customer when collectability of lease payments is probable at lease commencement. If collectability of lease payments is not probable at commencement, we recognize the lease payments as deposit liability and do not derecognize the leased vehicle until such point that collectability of lease payments becomes probable.

Customer Deposits and Deferred Revenue

Our customers may reserve a vehicle and preorder certain services by making a customer deposit, which is fully refundable at any time. Refundable deposits, for vehicle reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits (Accrued expenses and other current liabilities). Customer deposits were $3.2 million and $3.4 million as of December 31, 2023 and 2022, respectively. When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to the transfer of products or services by the Company. Such advance payments are considered non-refundable, and the Company defers revenue related to any products or services that are not yet transferred.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Deferred revenue related to products and services was immaterial as of December 31, 2023, and 2022.

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

Cost of Automotive Leasing Program

Cost of automotive leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with direct sales-type leases and warranty expense related to leased vehicles.

Operating Expenses

Research and Development

R&D activities represent a significant part of our business. Our R&D efforts focus on the design and development of our electric vehicles and continuing to prepare our prototype electric vehicles to exceed industry standards for compliance, innovation, and performance. R&D expenses consist of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our employees focused on R&D activities, other related costs, depreciation, R&D services provided by co-creators, and an allocation of overhead. We expect R&D expenses to decrease in the near future as we substantially have completed R&D activities related to the FF 91.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, marketing services provided by co-creators, and an allocation of overhead. Marketing activities are those related to introducing our brand, our electric vehicles, and our electric vehicle prototypes to the market. We expect selling and marketing expenses to continue to increase as we bring our electric vehicles to market and seek to generate additional sales.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, (including salaries, bonuses, benefits, and stock-based compensation) for employees associated with administrative services such as legal, human resources, information technology, accounting and finance, other related costs, and legal loss contingency expenses, which are our estimates of future legal settlements. These expenses also include certain third-party consulting services, certain facilities costs, and any corporate overhead costs not allocated to other expense categories. We expect our general and administrative expenses to increase as we continue to grow our business.

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

Change in Fair Value of Earnout Liability

Our shareholders prior to the Business Combination, until its fifth anniversary, are entitled to contingent consideration of up to 104,167 additional shares of Class A Common Stock in the aggregate in two equal tranches upon the occurrence of each earnout triggering event (“Earnout Shares”). We recognized the Earnout Shares at fair value upon the closing of the Business Combination and classified them in Stockholders’ Equity since the Earnout Shares were determined to be indexed to our own stock and meet the requirements for equity classification in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. From time to time subsequent to the closing of the Business Combination, the Earnout Shares may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to the us having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. The Earnout Shares reclassified as derivative instruments are recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification were settled or we have sufficient authorized, unissued shares to settle such contracts with shares.

Non-operating Expenses

Change in Fair Value of (Related Party and Third Party) Notes Payable and Warrant Liabilities
Change in fair value measurements consists of the losses and gains as a result of fair value measurements of certain notes payable and warrant liabilities which we record at fair value.

Loss on Settlement of (Related Party and Third Party) Notes Payable
Loss on settlement of notes payable consists of losses resulting from the settlement of notes payable as part of our ongoing financing activities and losses incurred on modifications of our notes payable that qualify as an extinguishment pursuant to ASC 470-50, Debt–Modifications and Extinguishments.

Related Party Interest Expense

Related party interest expense consists of interest expense on notes payable with related parties.

Interest Expense

Interest expense primarily consists of interest on outstanding notes payable not marked to fair value, capital leases, certain supplier payables, and vendor payables in trust.

Other Expense, net

Other expense, net consists of foreign currency transaction gains and losses and other expenses such as bank fees and late charges. Foreign currency transaction gains and losses are generated by revaluation of debt and the settlements of invoices denominated in currencies other than the functional currency. We expect other expense to fluctuate as we continue to transact internationally

Results of Operations

	Year Ended December 31,
(dollars in thousands)	2023	2022
Consolidated Statements of Operations
Revenues
Auto sales	$784	$—
Cost of revenues
Auto sales	42,607	—
Gross loss	(41,823)	—
Operating expenses
Research and development	132,021	299,989
Sales and marketing	22,836	21,689
General and administrative	82,888	112,771
Loss on disposal of property and equipment	4,453	2,695
Change in fair value of earnout liability	2,033	—
Total operating expenses	244,231	437,144

Loss from operations	(286,054)	(437,144)
Change in fair value of notes payable and warrant liabilities	89,860	(70,512)
Change in fair value of related party notes payable and related party warrant liabilities	7,101	—
Loss on settlement of notes payable	(217,019)	(73,204)
Loss on settlement of related party notes payable	(20,045)	—
Interest expense	(2,288)	(5,561)
Related party interest expense	(753)	(3,879)
Other expense, net	(2,437)	(11,878)
Loss before income taxes	(431,635)	(602,178)
Income tax provision	(109)	(61)
Net loss	$(431,744)	$(602,239)
Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Revenue	$784	$—	$784	—%
Automotive sales revenue was $0.8 million for the year ended December 31, 2023. We started vehicle delivery to our customers during the third quarter of 2023 and this amount is primarily driven by the four cars that were sold through December 31, 2023. There was no sales revenue for the year ended December 31, 2022.

Cost of Revenue

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Cost of revenue	$42,607	$—	$42,607	—%

Cost of revenue\ was $42.6 million for the year ended December 31, 2023. We started to recognize automotive sales revenue during the year ended December 31, 2023 and the corresponding cost of revenue. Cost of revenue is primarily driven by higher costs of early-stage cost inefficiencies including lower fixed cost absorption largely due to depreciation of tooling and machinery. To a lesser extent, cost of revenue includes higher initial manufacturing inefficiencies coupled with higher initial cost of parts resulting from lower volume associated with delivery of the FF 91 Futurist vehicles.

Research and Development

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Research and development	$132,021	$299,989	$(167,968)	(56.0)%
The decrease in R&D expense is primarily due to the reduction in engineering, design, and testing services of $125.9 million as we substantially completed R&D activities related to the FF 91 Futurist vehicle in 2022. Further, as we started production in March 2023, certain costs were recognized as cost of revenue and certain materials purchases were capitalized to inventory versus all being recognized as R&D expense. In addition, there was a decrease in personnel and compensation expenses of $20.2 million due to a decrease in headcount and a decrease in professional services of $15.1 million as part of cost saving measures implemented by us in light of our financial position.
Sales and Marketing

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Sales and marketing	$22,836	$21,689	$1,147	5.3%
Sales and marketing expenses did not significantly fluctuate from the prior year. These efforts remained consistent as we only began vehicle deliveries in the third quarter of 2023.

General and Administrative

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%
General and administrative	$82,888	$112,771	$(29,883)	(26.5)%
The decrease in general and administrative expense is primarily due to a decrease in compensation expense of $20.6 million and professional services expenses of $18.6 million due to our financial position; partially offset by general costs of $12.2 million primarily related to an increase in property insurance and Director & Officer Insurance.

Loss on disposal of property and equipment

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Loss on disposal of property and equipment	$4,453	$2,695	$1,758	65.2%
The increase in loss on disposal of property and equipment was the result of the sale of a property/equipment satisfying liquidity needs to fund short-term business activities.
Change in Fair Value of Earnout Liability

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Change in fair value of earnout liability	$2,033	$—	$2,033	—%

As of December 31, 2022, the Company reclassified the earnout shares from equity classification to liability classification as a result of the Company having insufficient authorized shares to share-settle the earnout, which was previously determined to be equity classified under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. As of August 25, 2023, we reclassified the Earnout Shares from liability classification to equity classification as a result of us having sufficient authorized shares to share-settle the earnout, which was determined to be equity classified under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. The $2.0 million decrease in the earnout liability was recognized as a change in fair value of earnout liability during the third quarter of 2023 and there was no comparable expense in the prior period.
Change in Fair Value of Notes Payable and Warrant Liabilities

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Change in fair value of notes payable and warrant liabilities	$89,860	$(70,512)	$160,372	(227.4)%
The change in the fair value of notes payable and warrant liabilities is primarily due to notes payable and warrant liabilities revalued during 2023 at predominantly lower fair values due to pricing inputs that use the market price of the Company’s Common Stock and debt discount rate which have experienced large declines. As of December 31, 2022 the Company had $41.7 million of notes payable outstanding, compared with $118.9 million outstanding as of December 31, 2023, excluding the impact of mark to market valuation adjustments. During the year ended December 31, 2023, we recognized a gain in the change in fair value of notes payable and warrant liabilities of $69.7 million, specific to the change in fair value of our warrant liabilities, which was driven by the significant decline in the Company’s stock price.
Change in Fair Value of Related Party Payable and Related Party Warrant Liabilities

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Change in fair value of related party payable and related party warrant liabilities	$7,101	$—	$7,101	—%
We did not have any related party notes payable or warrants that were re-measured at fair value during the year ended December 31, 2022. In May 2023,we entered into Unsecured SPA Notes (as defined in Note 6, Accrued Expenses and Other Current Liabilities, in the Notes to the Consolidated Financial Statements) with MHL, who is a related party, and V W Investment. On December 31, 2023, the related party Unsecured SPA Notes and warrant were revalued at a lower fair value than at their issuance due to pricing inputs that use the market price of the Class A Common Stock and debt discount rate which have experienced a decline.
Loss on Settlement of Notes Payable

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Loss on settlement of notes payable	$(217,019)	$(73,204)	$(143,815)	196.5%

The increase in the Loss on settlement of notes payable during the year ended December 31, 2023 is primarily driven by a higher conversion volume during the period and a larger loss on settlement per dollar principal. During the year ended December 31, 2023 note holders converted $200.6 million of notes payable, excluding the impact of mark to market valuation adjustments, compared with $119.3 million in the year ended December 31, 2022. The increase in the loss on settlement per dollar of principal is driven by the trailing-twelve-month trend of declines in the fair value of our notes payable driven by the change in the stock price over the period.
Loss on Settlement of Related Party Notes Payable

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Loss on settlement of related party notes payable	$(20,045)	$—	$(20,045)	—%

We did not have any related party notes payable that settled during the year ended December 31, 2022. In May 2023, we entered into Unsecured SPA Notes with MHL, who is a related party. During the year ended December 31, 2023, the related party converted Unsecured SPA Notes with principal balances of $22.3 million in exchange for 5.0 million shares of Class A Common Stock. We recognized a loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument.
Interest Expense

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Interest expense	$(2,288)	$(5,561)	$3,273	(58.9)%
The decrease in interest expense was primarily due to our repayment of $85.0 million of Ares notes payable principal and the conversion of $73.9 million of ATW NPA notes payable principal into the Class A Common Stock in the year ended December 31, 2022. The SPA Notes are carried at fair value and fluctuations in interest expense are included in the change in fair value of notes payable.
Related Party Interest Expense

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Related party interest expense	$(753)	$(3,879)	$3,126	(80.6%)
The decrease in related party interest expense was due to an agreement, dated December 27, 2022, with Chongqing Leshi Small Loan Co., Ltd, a related party, according to which it was agreed that a portion of principal and all outstanding accrued interest was waived.
Other Expense, net

	Year Ended December 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Other expense, net	$(2,437)	$(11,878)	$9,441	(79.5%)
The change in other expense, net was primarily due to a decrease in foreign currency transaction losses resulting from the revaluation of transactions denominated in currencies other than U.S. Dollars that are remeasured at the end of each period.

Liquidity and Capital Resources
We have evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. Based on our recurring losses from operations since inception and continued cash outflows from operating activities

(all as described below), we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the Consolidated Financial Statements were issued.

The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Consolidated Financial Statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

We had and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of its electric vehicle platform, development of vehicle models, optimizing the build out of the FF ieFactory, California, and capital raising. We incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $3,958.5 million, an unrestricted cash balance of $1.9 million and a negative working capital position of $169.8 million as of December 31, 2023. During 2023, we delivered our first vehicles but expect to continue to generate significant operating losses for the foreseeable future. We have funded our operations and capital needs primarily through the issuance of related party notes payable and notes payable, convertible notes, and the sale of common stock. See Note 7, Notes Payable and Note 8, Related Party Transactions, convertible notes, and the sale of common stock, of the notes to the Consolidated Financial Statements included in this Form 10-K..

Pursuant to the Secured SPA, Unsecured SPA, the Unsecured Streeterville SPA, the FFVV Joinder and the Senyun Joinder (collectively the “SPA Commitments”), we obtained commitments from several investors. At December 31, 2023, commitments under the SPA Commitments totaled $554.5 million, of which $343.2 million was funded, $211.3 million remained to be funded, and $112.9 million was outstanding. At December 31, 2023, Optional Commitments under the SPA Commitments totaled $366.0 million, of which $39.0 million was funded, $327.0 million remained to be funded, and $1.0 million was outstanding. The remaining amounts to be funded as of December 31, 2023, is subject the achievement of delivery milestones, satisfaction of closing conditions, resolving disputes with investors, and satisfaction or waiver of other conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes.

We may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional incremental convertible senior secured note purchasers under the SPA Commitments or other debt or equity financing in a timely manner, on acceptable terms, or at all.

On November 11, 2022, we entered into a three-year Standby Equity Purchase Agreement (the “SEPA”) with Yorkville. Under terms of the SEPA, we may, at our option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate under the Company’s option) of common stock to an affiliate of Yorkville Advisors, subject to certain limitations. As of December 31, 2023, we had the right to issue and sell up to an additional $192.5 million, or $342.5 million if we exercises our option under the SEPA.

On June 16, 2023, we filed a shelf registration on Form S-3 with the SEC (the “Shelf Registration”), which was declared effective by the SEC on June 28, 2023. As a result, we may from time-to-time issue up to $300.0 million of common stock and/or warrants in the aggregate. As of December 31, 2023, we had the right to sell up to $271.9 million under the Shelf Registration. Under applicable SEC rules and regulations, because FF failed to timely file this Form 10-K it is not S-3 eligible and the Shelf Registration Statement is no longer effective. See Note 11, Stockholders’ Equity, of the notes to the Consolidated Financial Statements included in this Form 10-K.

In addition, on September 26, 2023, we also entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC, as sales agents, to sell shares of Class A Common Stock, from time to time, with aggregate gross sales proceeds of up to $90.0 million pursuant to the Registration Statement as an “at-the-market” offering under the Securities Act (the “ATM Program”). The ATM Program has been the primary source of liquidity for us since September 2023. Under applicable SEC rules and regulations, because FF failed to timely file this Form 10-K, it is not S-3 eligible and cannot access the ATM Program. For additional information see “Risk Factors – Risks Related to FF’s Common Stock – FF is unable to utilize its “at-the-market” equity program.”

Our ability to issue and sell additional shares of common stock or warrants under the SEPA is constrained by the number of authorized shares. We must consider shares issuable under convertible debt, warrants or other obligations with equity rights. In addition, equity issuances can potentially trigger provisions under the SPA Commitments that increase the number of shares to be issued upon conversion and reduce the strike price of related warrants. This could result in us having inadequate authorized shares to meet our outstanding commitments.

Despite the potential access to liquidity resulting from the SEPA and the unfunded commitments from the SPA Commitments, we project that we will require substantial additional funds to continue operations and support production of the FF 91. If we are unable to find additional sources of capital, we will not have sufficient resources to fund our outstanding obligations and continue operations and we will likely have to file for bankruptcy protection and our assets will likely be liquidated. Our equity holders would likely not receive any recovery at all in a bankruptcy scenario.

We continue to explore various funding and financing alternatives to fund our ongoing operations and to ramp up production. The particular funding and financing mechanisms, terms, timing, and amounts depend on our assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. However, there have been delays in securing additional funding commitments, which have exacerbated supply chain pressures, among other things. If our ongoing capital raising efforts are unsuccessful or significantly delayed, or if we experience prolonged material adverse trends in our business, production will be delayed or decreased, and actual use of cash, production volume and revenue for 2024 will vary from our previously disclosed forecasts, and such variances may be material . While we are actively engaged in negotiations with potential financing sources, we may be unable to raise additional capital on terms acceptable to us or at all. In addition to the risk that our assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered or may be considered in the future and ongoing legal risks. Capital needs to fund development of our remaining product portfolio will highly depend on the market success and profitability of the FF 91 and our ability to accurately estimate and control costs. Apart from the FF 91 series, substantial additional capital would be required to fund operations, research, development, and design efforts for future vehicles.

As of and since December 31, 2023, we were and have been in default on the Secured SPA Notes. All of the related notes have been presented as current given any waivers received are not for a sufficient duration and the events of default are reasonably certain to continue. Since April 2023, we have been in breach of our debt agreement with Chongqing Leshi Small Loan Co., Ltd., a related party, with an outstanding principal balance of $4.5 million. As a result of the default, the interest rate on the outstanding principal balance has increased to a rate of 18% per annum until the event of default is no longer applicable.
Sources of Liquidity
As of December 31, 2023, our principal source of liquidity was cash on hand totaling $1.9 million, which was held for working capital and general corporate purposes. We also have access to various sources of additional capital, including the SEPA and the SPA Commitments. Our ability to access these sources of capital and further information on amounts available is discussed in Note 2, Liquidity and Capital Resources , of the notes to the Consolidated Financial Statements included in this Form 10-K.
Significant Related Party Notes Payable and Notes Payable Facilities

We have been significantly funded by notes payable from related parties and third parties. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by our founder and Chief Product and User Ecosystem Officer. For more information on the outstanding related party notes payable and notes payable as well as the related schedules of maturities, see Note 7, Notes Payable, and Note 8, Related Party Transactions, of the notes to the Consolidated Financial Statements included in this From 10-K.

Related party notes payable consists of the following as of December 31, 2023:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – China	December 31, 2023	18.0%	$5,103
Related party notes – Unsecured SPA	August 2029	10% - 15%	542
Related party notes – China various other	Due on Demand	—%	3,789
Related Party Notes- Other	February, 2024	5.27%	$326
			$9,760
Less: Related party notes payable, current			$(9,760)
Total: Related party notes payable, less current			$—

We have entered into notes payable agreements with third parties, which consist of the following as of December 31, 2023:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%-15%	$100,052	$(15,501)	$(10,319)	$74,232
Unsecured SPA Notes*	Various dates in 2029	10%-15%	13,885	1,208	(2,613)	12,480
Notes payable – China other	Due on Demand	—%	4,898		—	4,898
Auto loans	October 2026	7%	82		—	82
			$118,917	$(14,293)	$(12,932)	91,692
Less: Related party notes payable						$(542)
Less: Notes payable, current portion						(91,150)
Total: Notes payable, less current portion						$—
* includes amounts attributed to the Unsecured Streeterville SPA
All notes are classified as current as of December 31, 2023.

Cash Flow Analysis

	For the Year Ended December 31,
	2023	2022
Net cash (used in) provided by
Operating activities	(278,178)	(383,058)
Investing activities	(31,109)	(123,222)
Financing activities	291,446	(6,721)
Effect of exchange rate changes on cash and restricted cash	3,352	1,038
Operating Activities
We continue to experience negative cash flows from operations as we design and develop our vehicles and build our infrastructure both in the U.S. and China. Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as R&D associated with our electric vehicles, corporate planning, and general and administrative functions. Our operating cash flows are also affected by our working capital needs to support growth and fluctuations in personnel related expenditures, accounts payable, accrued interest, other current liabilities, deposits, and other current assets.
Net cash used in operating activities was $278.2 million for the year ended December 31, 2023. The largest components of our cash used in operating activities during the year ended December 31, 2023 were $286.1 million of operating losses, primarily driven by personnel and compensation expense of $98.0 million and professional services of $35.3 million as well as cost of goods sold of $42.6 million, and cash outflows related to increasing inventory of $29.8 million and decreases to accrued expenses and other current and non-current liabilities of $42.5 million

Net cash used in operating activities was $383.1 million for the year ended December 31, 2022. The largest components of our cash used by operating activities during the year ended December 31, 2022 were professional and contracted services totaling $124.6 million, compensation, benefits and related expenses totaling $120.4 million and prepaid insurance totaling $21.7 million.
Investing Activities
Net cash used in investing activities was $31.1 million and $123.2 million for the years ended December 31, 2023 and December 31, 2022, respectively, and is related to acquisition of property and equipment.
Financing Activities
Net cash provided by financing activities was $291.4 million for the year ended December 31, 2023 and used in financing activities $6.7 million for the year ended December 31, 2022.
Net cash provided by financing activities during the year ended December 31, 2023 primarily consists of $210.5 million in proceeds from notes payable, $24.9 million in proceeds from a sale and lease back transaction, the proceeds from the issuance of Class A Common Stock of $34.5 million, $21.0 million in proceeds from related party notes payable, and the proceeds from exercise of warrants totaling $4.1 million, partially offset by issuance costs of $2.5 million.
Net cash used in financing activities during the year ended December 31, 2022 primarily consists of cash payments of $87.3 million for settling notes payable and accrued interest, $0.5 million for settling related party notes payable and accrued interest, $3.8 million for settling vendor payables in trust, $1.9 million principal pay down for finance lease liabilities, and $0.8 million for repurchase and retirement of Class A Common Stock. These were partially offset by $73.8 million in proceeds from the issuance of notes payable net of original issuance discounts, $9.5 million from the exercise of stock options and $4.2 million in proceeds from the exercise of warrants.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The exchange rates effect on cash and restricted cash was $3.4 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively. The effects of exchange rate changes on cash and restricted cash result from fluctuations on the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Yuan. Fluctuations in exchange rates against the U.S. Dollar may positively or negatively affect our operating results.
Off-Balance Sheet Arrangements
We did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, we did not have any off-balance sheet arrangements as of December 31, 2023 and 2022.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAPgenerally accepted accounting principles. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities, and the reported amounts of expenses during the reporting period. Management has based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, future financial statement presentation, financial condition, results of operations, and cash flows will be affected. Given the global economic climate and unpredictable nature, estimates are subject to additional variability and volatility.
For a description of our significant accounting policies, see Note 1, Nature of Business and Organization, and Summary of Significant Accounting Policies of the notes to Consolidated Financial Statements included elsewhere in this Form 10-K. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the

Consolidated Financial Statements. Management believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Description	Judgements and Uncertainties	Effect if Actual Results Differ from Assumptions
Fair Value of Warrants
FF has elected to measure certain warrants at fair value, mainly related to any related SPA notes. These warrants are liability classified instruments. Upon exercise, any difference between the fair value measurement and the exercise price would be recorded to the statement of operations.

FF estimates the fair value of warrants using a Monte Carlo simulation model where the significant assumptions used include the volatility of the FF’s Class A Common Stock, the Company’s expectations around the full ratchet trigger, the contractual term of the SPA Warrants, the risk-free rate and annual dividend yield. Fair value measurements associated with the liability-classified warrants represent Level 3 valuations under the fair value hierarchy.

Expected volatility of the Class A Common Stock— FF determines the expected volatility by weighing the historical average volatilities of publicly traded industry peers and its own trading history. FF intends to continue to consistently apply this methodology using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the its own Class A Common Stock price becomes available, unless circumstances change such that the identified companies are no longer similar to FF, in which case more suitable companies whose stock prices are publicly available would be utilized in the calculation.

Expectations around the full ratchet trigger — the warrants contain a provision to adjust the strike price if FF issues equity, under certain equity issuance mechanism, at a lower price. Management estimates the probability of this based on the current stock price.

Risk-free interest rate — The risk-free interest rate used to value awards is based on the United States Treasury yield in effect at the time of grant for a period consistent with the expected term of the award.

Dividend yield — The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends for the foreseeable future.

These estimates involve inherent uncertainties and the application of management’s judgment. If FF had made different assumptions, the fair value of warrants and effect on the statement of operations due to exercise could have been different.

An increase in the risk-free interest rate will reduce the estimated fair value of a stock option grant, while a decrease in these factors will have an opposite effect.

Likewise, a decrease in volatility will decrease the estimated fair value of a stock option grant, while an increase in this factor will have the opposite effect.

The Company does not expect to change the dividend yield assumption in the near future.

Description	Judgements and Uncertainties	Effect if Actual Results Differ from Assumptions
Recognition and disclosure of contingent liabilities, including litigation reserves.
FF is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.

As of December 31, 2023 and 2022, FF had accrued legal contingencies of $21.6 million and $18.9 million, respectively, recorded within Accrued expenses and other current liabilities for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable. For the legal matters involving third party vendors, such as suppliers and equipment manufacturers, FF recorded an accrual in Accounts payable in the Consolidated Balance Sheets based on the amount invoiced by such vendors, which represents the minimum amount of loss out of the range of potential outcomes in accordance with ASC 450-20-30-1.

Contingent liabilities, including litigation reserves involve a significant amount of judgment in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events.
If further developments or resolutions of a contingent matter are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period related to an existing contingent matter.

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

FF has elected to measure certain notes payable and related party notes payable at fair value. Specifically, the SPA Notes as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 7, Notes Payable, Note 8, Related Party Transactions and Note 13, Fair Value of Financial Instruments). The Company used a binomial lattice model and discounted cash flow methodology to value the SPA Notes. The significant assumptions used in the models include the volatility of the Class A Common Stock, the Company’s expectations around the full ratchet trigger, the Company’s debt discount rate based on a CCC rating, annual dividend yield, and the expected life of the instrument.

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

Level 1 - Valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities, or funds.

Level 2 - Valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 instruments typically include U.S. government and agency debt securities, and corporate obligations. Valuations are usually obtained through market data of the investment itself as well as market transactions involving comparable assets, liabilities or funds.

Level 3 - Valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

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
Impairment of Long-Lived Assets
FF its long-lived assets, consisting primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets (or asset groups) may not be recoverable. FF performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

The recoverability of long-lived assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to the assets carrying values. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value.

These forecasted undiscounted cash flows represent management’s best estimates of the future outcomes. Assumptions that are significant to estimate the cash flows utilized include but are not limited to management’s estimates of future production, sales revenue, lease revenue and all related costs as well as other assumptions such as future capital expenditures and volumetric growth rates.

Increases or decreases in cash flow assumptions could cause corresponding increases to or decreases to the estimates of undiscounted cash flow amounts. Decreases in cash flow assumptions could cause management to incorrectly conclude that the assets (or asset groups) in question may not be recoverable and an asset impairment could be required.
Recent Accounting Pronouncements
See the sections titled “Recent Accounting Pronouncements” in Note 1, Nature of Business and Organization, and Summary of Significant Accounting Policies in our Consolidated Financial Statements included elsewhere in this Form 10-K for a discussion about our recently adopted accounting pronouncements and the recently issued accounting pronouncements not yet adopted which are determined to be applicable to us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Pursuant to Item 305(e) of Regulation S-K , FF is not required to provide the information required by this Item as it is a “smaller reporting company.”.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Faraday Future Intelligent Electric Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Faraday Future Intelligent Electric Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, Liquidity and Capital Resources and Going Concern in the consolidated financial statements, the Company has incurred operating losses since inception, has continued cash outflows from operating activities, and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

May 28, 2024

Faraday Future Intelligent Electric Inc.
Consolidated Balance Sheets
Years Ended December 31, 2023 and 2022
(in thousands, except share and per share data)

	2023	2022
Assets
Current assets
Cash	$1,898	$16,968
Restricted cash	2,127	1,546
Accounts receivable, net	7	—
Inventory	34,229	4,457
Deposits	31,382	44,066
Other current assets	21,721	17,489
Total current assets	91,364	84,526
Property and equipment, net	417,812	406,320
Finance lease right-of-use assets	—	12,362
Operating lease right-of-use assets	16,486	19,588
Other non-current assets	4,877	6,492
Total assets	$530,539	$529,288
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$93,170	$91,603
Accrued expenses and other current liabilities	62,391	65,709
Warrant liabilities	285	92,781
Related party warrant liabilities	21	—
Accrued interest	25	189
Related party accrued interest	753	—
Operating lease liabilities, current portion	3,621	2,538
Finance lease liabilities, current portion	—	1,364
Related party notes payable, current portion	9,760	8,964
Notes payable, current portion	91,150	5,097
Total current liabilities	261,176	268,245
Financial obligations on a sale and lease back transaction	25,483	—
Finance lease liabilities, less current portion	—	6,570
Operating lease liabilities, less current portion	14,306	18,044
Other liabilities	1,338	9,429
Related party notes payable, less current portion	—	—
Notes payable, less current portion	—	26,008
Total liabilities	302,303	328,296
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 49,291,667 and 23,770,834 shares authorized; 42,433,025 and 2,347,276 shares issued and outstanding as of December 31, 2023 and 2022, respectively	4	—
Class B Common Stock, $0.0001 par value; 2,187,500 and 312,500 shares authorized; 266,670 shares issued and outstanding as of December 31, 2023 and 2022	—	—
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, zero share issued and outstanding as of December 31, 2023 and 2022	—	—
Additional paid-in capital	4,180,869	3,724,242
Accumulated other comprehensive gain	5,862	3,505
Accumulated deficit	(3,958,499)	(3,526,755)
Total stockholders’ equity	228,236	200,992
Total liabilities and stockholders’ equity	$530,539	$529,288
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2023 and 2022
(in thousands, except share and per share data)

	2023	2022
Revenues
Auto sales	$784	$—
Cost of revenues
Auto sales	42,607	—
Gross loss	(41,823)	—
Operating expenses
Research and development	132,021	299,989
Sales and marketing	22,836	21,689
General and administrative	82,888	112,771
Loss on disposal of property and equipment	4,453	2,695
Change in fair value of earnout liability	2,033	—
Total operating expenses	244,231	437,144

Loss from operations	(286,054)	(437,144)
Change in fair value of notes payable and warrant liabilities	89,860	(70,512)
Change in fair value of related party notes payable and related party warrant liabilities	7,101	—
Loss on settlement of notes payable	(217,019)	(73,204)
Loss on settlement of related party notes payable	(20,045)	—
Interest expense	(2,288)	(5,561)
Related party interest expense	(753)	(3,879)
Other expense, net	(2,437)	(11,878)
Loss before income taxes	(431,635)	(602,178)
Income tax provision	(109)	(61)
Net loss	$(431,744)	$(602,239)

Per share information (Note 15):
Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	(44.81)	$(393.56)
Diluted	(44.81)	$(393.56)
Weighted average common shares used in computing net loss per share of Class A and Class B Common Stock:
Basic	9,634,759	1,530,227
Diluted	9,634,759	1,530,227

Total comprehensive loss
Net loss	$(431,744)	$(602,239)
Foreign currency translation adjustment	2,357	10,450
Total comprehensive loss	$(429,387)	$(591,789)
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2023 and 2022
(in thousands, except share data)

	Commitment to Issue Class A Common Stock		Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholder’s Equity
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	—	702,887	$—	—	$—	$3,482,244	$(6,945)	$(2,907,644)	$567,655
Reclassification of obligation to issue registered shares of Class A Common Stock upon adoption of ASU 2020-06	—	32,900	—	—	—	—	—	—	(20,265)	(20,265)
Reclassification of deferred gain upon adoption of ASC 842	—	—	—	—	—	—	—	—	3,393	3,393
Conversion of notes payable into Class A Common Stock (Note 7)	—	—	1,071,008	—	—	—	164,068	—	—	164,068
Class A Common Stock to be delivered for conversion of notes payable (Note 7)	—	—	—	—	—	—	—	—	—	—
Issuance pursuant to commitment to issue registered shares	—	(32,900)	9,948	—	—	—	32,900	—	—	32,900
Stock-based compensation	—	—	—	—	—	—	17,664	—	—	17,664
Chongqing related party note payable restructuring (Note 8)	—	—	—	—	—	—	16,841	—	—	16,841
Exercise of stock options and settlement on restricted stock tax withholding	—	—	17,084	—	—	—	9,015	—	—	9,015
Exercise of warrants	—	—	121,261	—	—	—	7,419	—	—	7,419
Amended exercise price of ATW NPA warrants (Note 11)	—	—	—	—	—	—	1,238	—	—	1,238
Transfer of private warrants to unaffiliated parties	—	—	—	—	—	—	264	—	—	264
Repurchase and retirement of Class A Common Stock	—	—	(404)	—	—	—	(767)	—	—	(767)
Receipt of Class A Common Stock in consideration of exercises of options	—	—	(1,300)	—	—	—	(669)	—	—	(669)
Settlement on restricted stock tax withholding	—	—	—	—	—	—	—	—	—	—
Issuance of shares pursuant to the commitment to issue Class A and Class B Common Stock	—	—	371,468	—	266,670	—	—	—	—	—
Issuance of shares for restricted stock vesting	—	—	52,036	—	—	—	—	—	—	—
Liability for insufficient authorized shares related to stock options and RSUs	—	—	—	—	—	—	(3,977)	—	—	(3,977)
Liability for insufficient authorized shares related to earnout	—	—	—	—	—	—	(2,250)	—	—	(2,250)
Issuance of SEPA commitment shares of Class A Common Stock (see Note 13)	—	—	3,288	—	—	—	252	—	—	252
Balance as of Foreign currency translation adjustment	—	—	—	—	—	—	—	10,450	—	10,450
Net loss	—	—	—	—	—	—	—	—	(602,239)	(602,239)
Balance as of December 31, 2022	—	$—	2,347,276	$—	266,670	$—	$3,724,242	$3,505	$(3,526,755)	$200,992
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2023 and 2022
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	2,347,276	$—	266,670	$—	$3,724,242	$3,505	$(3,526,755)	$200,992
Conversion of notes payable and accrued interest into Class A Common Stock (Note 7)	25,025,903	3	—	—	360,665	—	—	360,668
Change in classification of warrants from Additional paid-in capital to liability pursuant to the Warrant Exchange (Note 7)	—	—	—	—	(6,811)	—	—	(6,811)
Reclassification of Feb. 28, 2023 earnout shares liability to equity due to authorized share increase (Note 10)	—	—	—	—	5,014	—	—	5,014
Reclassification of Feb. 28, 2023 stock-based awards liability to equity due to authorized share increase (Note 10)	—	—	—	—	8,978	—	—	8,978
Reclassification of earnout shares from equity to liability on April 21, 2023 due to insufficient authorized shares (Note 10)	—	—	—	—	(2,112)	—	—	(2,112)
Reclassification of stock-based awards from equity to liability on April 21, 2023 due to insufficient authorized shares (Note 10)	—	—	—	—	(2,979)	—	—	(2,979)
Reclassification of August 25, 2023 earnout shares liability to equity due to authorized share increase (Note 10)	—	—	—	—	1,381	—	—	1,381
Reclassification of August 25, 2023 stock-based awards liability to equity due to authorized share increase (Note 10)	—	—	—	—	2,043	—	—	2,043
Issuance of Common Stock	14,752,057	1	—	—	34,491	—	—	34,492
Reverse Stock split related round up share issuances	81,560	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,101	—	—	5,101
Exercise of warrants	213,037	—	—	—	51,276	—	—	51,276
Exercise of stock options	207	—	—	—	44	—	—	44
Issuance of shares for RSU vesting net of tax withholdings	14,016	—	—	—	(464)	—	—	(464)
Cancellations	(1,031)	—	—	—	—	—	—	—
Foreign Currency translation adjustment	—	—	—	—	—	2,357	—	2,357
Net loss	—	—	—	—	—	—	(431,744)	(431,744)
Balance as of December 31, 2023	42,433,025	$4	266,670	$—	$4,180,869	$5,862	$(3,958,499)	$228,236
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2023 and 2022
(in thousands)

	2023	2022
Cash flows from operating activities
Net loss	$(431,744)	$(602,239)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	42,473	2,975
Amortization of operating lease right-of-use assets and intangible assets	2,992	2,520
Stock-based compensation	9,167	17,664
Recognition of lease impairment from sale leaseback arrangement	5,173	—
Loss on disposal of property and equipment	4,453	2,695
Change in fair value measurement of related party notes payable and warrant liability	(7,101)	—
Change in fair value measurement of notes payable and warrant liability	(90,518)	70,500
Loss (gain) on foreign exchange	(2,068)	2,484
Loss (gain) on forgiveness of accounts payable and deposits, net (see Note 4)	408	5,200
Non-cash interest expense	—	8,403
Loss on extinguishment of related party notes payable and notes payable	237,064	73,204
Other	667	1,028
Changes in operating assets and liabilities:
Inventory	(29,772)	(4,457)
Deposits	14,337	10,874
Other current and non-current assets	(2,884)	(5,243)
Accounts payable	13,785	60,369
Accrued expenses and other current and non-current liabilities	(42,481)	(14,947)
Operating lease liabilities	(2,717)	(1,620)
Accrued interest expense	588	(12,468)
Net cash used in operating activities	(278,178)	(383,058)
Cash flows from investing activities
Payments for property and equipment	(31,109)	(123,222)
Net cash used in investing activities	(31,109)	(123,222)
Cash flows from financing activities
Proceeds from a sale and lease back transaction	24,897	—
Proceeds from notes payable, net of original issuance discount	210,450	73,800
Proceeds from related party notes payable	21,008	—
Proceeds from exercise of stock options	44	9,535
Payments of notes payable issuance costs	(2,503)	(3,834)
Payments of notes payable, including liquidation premium	—	(87,279)
Payments of related party notes payable	—	(517)
Proceeds from exercise of warrants	4,074	4,229
Repurchase and retirement of Common Stock	—	(767)
Payments of finance lease obligations	(1,016)	(1,888)
Debt Conversion	—	—
Proceeds from issuance of Class A Common Stock	34,492	—
Net cash (used in) provided by financing activities	291,446	(6,721)
Effect of exchange rate changes on cash and restricted cash	3,352	1,038
Net (decrease) increase in cash and restricted cash	(14,489)	(511,963)
Cash and restricted cash, beginning of period	18,514	530,477
Cash and restricted cash, end of period	$4,025	$18,514
The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Cash Flows — (Continued)
Years Ended December 31, 2023 and 2022
(in thousands)

	2023	2022
Cash	$1,898	$16,968
Restricted cash	2,127	1,546
Total cash and restricted cash, end of period	$4,025	$18,514

Supplemental disclosure of cash flow information
Cash paid for interest	$465	$13,577

Supplemental disclosure of noncash investing and financing activities
Conversion of convertible note to equity	$123,460	$164,069
Additions of property and equipment included in accounts payable and accrued expenses	48,037	12,268
Issuance of SPA warrants, excluding Exchange Agreement (Note 7)	34,269	—
Issuance of Secured SPA Notes pursuant to the Exchange Agreement (Note 7)	16,500	—
Conversion of related party notes payable and related party accrued interest into Class A Common Stock	12,662	—
Reclassification of Feb. 28, 2023 stock-based awards liability to equity due to authorized share increase	8,978	—
Reclassification of warrants from equity to liability	6,811	—
Reclassification of Feb. 28, 2023 earnout shares liability to equity due to authorized share increase	5,014	—
Reclassification of stock-based awards from equity to liability on April 21, 2023 due to insufficient authorized shares	2,979	—
Reclassification of earnout shares from equity to liability on April 21, 2023 due to insufficient authorized shares	2,112	—
Reclassification of August 25, 2023 stock-based awards liability to equity due to authorized share increase	2,043	—
Reclassification of August 25, 2023 earnout shares liability to equity due to authorized share increase	1,381	—
Reduction in Warrants pursuant to the Exchange Agreement (Note 7)	16,506	—
Write off of a finance lease pursuant to a sale and lease back transaction	6,917	—
Issuance pursuant to commitment to issue registered shares	—	32,900
Recognition of operating ROU assets and lease liabilities as part of the adoption of ASC 842 and for new operating leases entered into during the year ended December 31, 2022	—	21,865
Troubled debt restructuring accounted for as a capital transaction	—	16,841
Issuance of warrants	—	9,938
Liability for insufficient authorized shares related to stock options and restricted stock units	—	3,976
Liability for insufficient authorized shares related to earnout	—	2,250
Settlement of finance leases with prepaid deposit	—	709
Receipt of class A Common Stock in consideration of exercises of options	—	669
Transfer of private warrants to unaffiliated parties	—	264

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
The Company operates in a single operating segment and designs and engineers next-generation, intelligent, electric vehicles. The Company is manufacturing vehicles at the FF ieFactory California and has additional engineering, sales, and operations capabilities in China. The Company has created innovations in technology, products, and a user-centered business model that are being incorporated into its planned electric vehicle platform.
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and all other entities in which the Company has a controlling financial interest, including the accounts of any variable interest entity, in which the Company has a controlling financial interest and for which it is the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
Foreign Currency
The Company determines the functional and reporting currency of each of its international subsidiaries based on the primary currency in which they operate. The functional currency of the Company’s foreign subsidiaries in China is their local currency, Chinese Yuan (“CNY”). For foreign subsidiaries where the functional currency is their local currency, assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the balance sheet date, stockholders’ equity (deficit) is translated at the applicable historical exchange rate, and expenses are translated using the average exchange rates during the period. The effect of exchange rate changes resulting from the translation of the foreign subsidiary financial statements is accounted for as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets.
Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts in the Consolidated Financial Statements.
Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis management evaluates its estimates, including those related to the: (i) recognition and disclosure of contingent liabilities, including litigation reserves; (ii) fair value of related party notes payable and notes payable; (iii) calculations related to the evaluation of possible long term asset impairment; (iv) the valuation of warrants. Such estimates often require the selection of appropriate valuation methodologies and financial models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions, financial inputs, or circumstances.
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
ASC 825-10, Financial Instruments, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument are reported in earnings at each subsequent reporting date. The Company has elected to apply the fair value option to certain related party notes payable and notes payable with conversion features as discussed in Note 13, Fair Value of Financial Instruments. The Company did not separately report interest expense attributable to the notes payable accounted for pursuant to the fair value option in the Consolidated Statements of Operations and Comprehensive Income (Loss) because such interest was included in the determination of the fair value of the notes payable and changes thereto.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Concentration of Risk
Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash, restricted cash, and deposits. Substantially all of the Company’s cash and restricted cash is held at financial institutions located in the United States of America and in the People’s Republic of China. The Company maintains its cash and restricted cash with major financial institutions. At times, cash and restricted cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250 per depositor per institution) and China Deposit Insurance Regulations limits (CNY 500 per depositor per institution). Management believes the financial institutions that hold the Company’s cash and restricted cash are financially sound and, accordingly, minimal credit risk exists with respect to cash and restricted cash. Cash and restricted cash held by the Company’s non-U.S. subsidiaries is subject to foreign currency fluctuations against the U.S. Dollar. If, however, the U.S. Dollar is devalued significantly against the Chinese Yuan, the Company’s cost to develop its business in China could exceed original estimates.
The Company receives certain components from sole suppliers. The inability of a supplier to fulfill the Company’s supply requirements could materially impact future operating results.
Revenue Recognition
Automotive sales and leasing revenue was $0.8 million and less than $0.1 million, respectively, for the year ended December 31, 2023. Services and other revenue was immaterial for the year ended December 31, 2023. There were neither sales and leasing revenue nor services and other revenue recognized for the year ended December 31, 2022.

Automotive Sales Revenue

The Company began the production of its first vehicle the FF 91 Futurist (the “FF 91,” “FF 91 Futurist”, or “FF 91 2.0 Futurist Alliance”) in March 2023 and started making deliveries to customers in August 2023.

Automotive sales revenue includes revenues related to deliveries of new vehicles, and specific other features and services including home charger, charger installation, twenty-four-seven roadside assistance, over-the-air (“OTA”) software updates, internet connectivity and destination fees.

The Company recognizes revenue on automotive sales upon delivery to the customer, which is when control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business and as indicated in the sales contract. OTA software updates are provisioned upon transfer of control of a vehicle and recognized over time on a straight-line basis as the Company has a stand-ready obligation to deliver such services to the customer. For obligations related to automotive sales, FF estimates standalone selling price by considering costs used to develop and deliver the good or service, third-party pricing of similar options and other information that may be available. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of our performance obligations. Vehicle contracts do not contain a significant financing component.

Revenue from immaterial promises will be combined with the vehicle performance obligation and recognized when the product has been transferred. The Company accrues costs to transfer these immaterial goods and services regardless of whether they have been transferred.

The Company provides its customers with a residual value guarantee which may or may not be exercised in the future. The impact of such residual value guarantees was immaterial to the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023.

Co-creation Arrangements

As part of the Company’s Futurist Product Officers (“FPO”) Co-Creation Delivery program which began in August 2023, the Company has entered into co-creation agreements with certain customers. The arrangement leverages some of the Company’s sales and leasing customers to provide valuable driving data, insights, marketing and brand awareness of the FF 91 vehicle. For the services performed, the Company compensates the respective customers through a monthly consulting fee payment or a discount on their monthly lease payment. Management examined in detail the services provided by each respective customer in accordance with the co-creation agreement, established various datapoints, and rationally assigned a dollar amount which was deemed representative of the fair value of the services. Co-creation payments that exceed the fair value of the distinct services

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
performed by the customer are considered consideration paid to the customer and was treated as a reduction in revenue. For the period ended December 31, 2023, approximately $0.4 million was incurred as co-creation fees and was recorded within R&D expenses and sales and marketing expenses in the accompanying Consolidated Financial Statements. For the period ended December 31, 2023, approximately $0.4 million was recorded as a reduction to revenue.
The Company has entered into and may continue to enter into co-creator consulting agreements with its customers under which customers share feedback, driving data, ideas, experiences with its engineers, social media posts and other promotions in exchange for specified fees. The Company considers these arrangements consideration payable to a customer. The consideration paid to the customer relates to marketing and R&D services that are distinct and could be purchased by the Company from a separate third-party. The Company performs an analysis in which it maximizes the use of observable market inputs to ascribe a fair value to these services and record the fair value of these services to sales and marketing expense or R&D expense, as applicable. Any consideration payable to a customer that is above the fair value of the distinct services being provided is treated as a reduction of revenue.

Automotive Leasing Revenue

Operating Leasing Program

The Company has outstanding leases under its vehicle operating leasing program in the U.S. Qualifying customers are permitted to lease a vehicle directly from the Company for up to 36 months. At the end of the lease term, customers are generally required to return the vehicle to the Company. We account for these leasing transactions as operating leases. The Company records leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and it records the depreciation of these vehicles to cost of automotive leasing revenue. For the year ended December 31, 2023, the Company recognized less than $0.1 million of revenue for this program. As of December 31, 2023, deferred lease-related upfront payments which will be recognized on a straight-line basis over the contractual terms of the individual leases were immaterial. The Company’s policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Sales-Type Leasing Program

The Company has outstanding leases accounted for as sales-type leases under ASC 842. Customers have the right to purchase the vehicle at the end of the lease term, which is usually 36 months. A customer qualifies under this program if the purchase option is reasonably certain to be exercised, and the Company therefore expects the customer to take title to the vehicle at the end of the lease term after making all contractual payments. The Company recognizes all revenue and costs associated with the sales-type lease as automotive leasing revenue and automotive leasing cost of revenue, respectively, upon delivery of the vehicle to the customer when collectability of lease payments is probable at lease commencement. If collectability of lease payments is not probable at commencement, the Company recognizes the lease payments as deposit liability and does not derecognize the leased vehicle until such point that collectability of lease payments becomes probable. For the year ended December 31, 2023, the Company recognized less than $0.1 million of revenue under this program.

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
Customer deposits were $3.2 million and $3.4 million as of December 31, 2023 and 2022, respectively. When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to the transfer of products or services by the Company. Such advance payments are considered non-refundable, and the Company defers revenue related to any products or services that are not yet transferred.
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Deferred revenue related to products and services was immaterial as of December 31, 2023, and 2022.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Warranties
The Company provides a manufacturer’s warranty on all vehicles sold. The warranty covers the rectification of reported defects via repair, replacement, or adjustment of faulty parts or components. The warranty does not cover any item where failure is due to normal wear and tear. This assurance-type warranty does not create a performance obligation separate from the vehicle. Management tracks warranty claims by vehicle ID, owner, and date. As the Company continues to manufacture and sell more vehicles it will reassess and evaluate its warranty claims for purposes of its warranty accrual.

(in thousands)	2023	2022
Accrued warranty- beginning of period	$—	$—
Provision for warranty	731	—
Warranty costs incurred	(47)	—
Accrued warranty- end of period	$684	$—

Cost of Revenue

Automotive Sales Revenue
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense.
Cost of services and other revenue includes costs associated with providing non-warranty after-sales services, costs for retail merchandise, and costs to provide vehicle insurance. Cost of services and other revenue also includes direct parts and material. Cost of services and other revenue was immaterial for the years ended December 31, 2023 and 2022.
Automotive Leasing Program

Cost of automotive leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with direct sales-type leases and warranty expense related to leased vehicles.

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

Useful Life (in years)
Buildings	39
Building improvements	15
Computer hardware	5
Tooling, machinery, and equipment	5 to 10
Vehicles	5
Lease vehicles	7
Computer software	3
Leasehold improvements	Shorter of 15 years or term of the lease
Construction in process (“CIP”) consists of the construction activities related to theFF ieFactory California production facility in plant and tooling, machinery and equipment being built to serve the manufacturing of production vehicles. These assets are capitalized and depreciated once put into service.
The amounts capitalized in CIP that are held at vendor sites relate to the completed portion of work-in-progress of tooling, machinery and equipment built based on the Company’s specific needs. The Company may incur storage fees or interest fees related to CIP which are expensed as incurred. CIP is presented within Property and Equipment, net on the Consolidated Balance Sheets.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, consisting primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets (or asset groups) may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to the assets carrying values. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Assets classified as held for sale are also assessed for impairment and such amounts are determined at the lower of the carrying amount or fair value, less costs to sell the asset. No impairment charges were recorded during the years ended December 31, 2023 and 2022. See Note 5, Property and Equipment, Net for a discussion of disposals of CIP during the year ended December 31, 2023 and 2022.
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
Research and Development
R&D costs are expensed as incurred and are primarily comprised of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees focused on R&D activities, other related costs, license fees, and depreciation and amortization. The Company’s R&D efforts are focused on design and development of the Company’s electric vehicles and continuing to prepare the Company’s prototype electric vehicle to achieve industry standards. Advanced payments for items and services related to R&D activities have been classified as Deposits on the Consolidated Balance Sheets and are

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
included in operating activities on the Company’s Consolidated Statements of Cash Flows. The Company expenses deposits as the services are provided and prototype parts are received.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees focused on sales and marketing, and direct costs associated with sales and marketing activities. Marketing activities include expenses to introduce the brand and the FF 91 to the market. Advertising costs were immaterial for the years ended December 31, 2023 and 2022.
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
Forfeiture rate — Effective January 1, 2023, stock-based compensation expense is reduced for forfeitures only when they occur. This change of accounting policy resulted in the recognition of a cumulative increase of prior stock-based compensation expenses totaling $1.8 million, which was recorded in the Consolidated Statement of Operations and Comprehensive Loss.
Fair value of Common Stock — The closing price of the Company’s Class A Common Stock on Nasdaq is used as the fair value of the Common Stock.
Income Taxes
The Company accounts for its income taxes using the asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the basis used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that the

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Company will not realize those tax assets through future operations. The carrying value of deferred tax assets reflects an amount that is more likely than not to be realized. As of December 31, 2023 and 2022, the Company had recorded a full valuation allowance on net deferred tax assets because the Company expects it is more likely than not that the net deferred tax assets will not be realized.
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
The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense. There were no material such interest or penalties for the years ended December 31, 2023 and 2022.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined that both its Global CEO and Chief Product and User Ecosystem Officer are its co-CODMs. The Company has determined that it operates in one operating segment and one reportable segment, as the co-CODM review financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Substantially all of the Company’s consolidated operating activities, including its long-lived assets, are located within the United States of America. Given the Company has only recently entered the revenue generating operating stage, it currently has no significant concentration exposure to products, services or customers.
Reclassifications
Certain reclassifications have been made to the prior period in the accompanying Consolidated Financial Statements to conform with the current presentation. Inventory and Finance lease right-of-use assets are now separately presented in the Consolidated Balance Sheets, as they were previously included in Other current assets and Property and equipment, net, respectively (see Note 4, Deposits and Other Current Assets and Note 5, Property and Equipment, Net). In addition, the Buildings and Leasehold improvements within Property and equipment, net (see Note 5, Property and Equipment, Net) have been combined and included in Land, buildings and leasehold improvements, as they were previously presented separately. On the Consolidated Statement of Cash Flows, changes in Inventory is now separately presented under Changes in operating assets and liabilities instead of being combined with Other current and non-current assets and the change in fair value measurement of notes payable and warrant liability are presented as a single amount as a item to reconcile net income to cash flow from operating activities.
Reverse Stock Splits and Recasting of Per-Share Amounts
On August 22, 2023, the Board approved the implementation of a 1-for-80 reverse stock split (the “Reverse Stock Split”) of the Common Stock and set the number of authorized shares of Common Stock to 154,437,500 (which is 12,355,000,000 divided by 80. The Reverse Stock Split was effected after market close on August 25, 2023, and shares of the Class A Common Stock and publicly traded warrants (the “Public Warrants”) began trading on a split-adjusted basis as of market open on August 28, 2023. As approved by the Company’s stockholders at a special meeting held on February 5, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the office of the Secretary of the State of Delaware to effect an increase in the number of authorized shares of Common Stock from 154,437,500 to 1,389,937,500.
On February 23, 2024, the Board approved the implementation of a 1-for-3 reverse stock split (the “Second Reverse Stock Split”) of the Common Stock and set the number of authorized shares of Common Stock to 463,312,500 (which is 1,389,937,500 divided by 3). The Second Reverse Stock Split was effected after market close on February 29, 2024, and shares of the Class A Common Stock par value $0.0001 per share and the Public Warrants began trading on a split-adjusted basis as of market open on March 1, 2024.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
All shares of Common Stock, Public Warrants, stock-based compensation awards, earnout shares and per share amounts contained in the Consolidated Financial Statements and accompanying notes have been retroactively adjusted to reflect the Reverse Stock Split and Second Reverse Stock Split. In addition, proportionate adjustments were made to the number of shares of Class A Common Stock issuable upon exercise or conversion of the Company’s outstanding convertible debt securities and warrants, as well as the applicable exercise or conversion prices. See Note 10, Stockholders' Equity , and Note 11, Stock-Based Compensation, for further discussion regarding the Reverse Stock Split and the second Reverse Stock Split.
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure (ASU 2023-07). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the effect of ASU 2023-07 on the financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 is intended to enhance the decision usefulness of income tax disclosures and requires the disclosure of various disaggregated information, including an entity’s effective tax rate reconciliation as well as additional information on taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024 with early adoption allowed. The Company is in the process of evaluating the effect of ASU 2023-09 on the financial statements.

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

The Company has and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of its electric vehicle platform, development of vehicle models, finalizing the build out of the FF ieFactory California manufacturing facility, and capital raising. The Company incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $3,958.5 million, an unrestricted cash balance of $1.9 million and a negative working capital position of $169.8 million as of December 31, 2023. During 2023, the Company delivered its first vehicles but expects to continue to generate significant operating losses for the foreseeable future. The Company has funded its operations and capital needs primarily through the issuance of related party notes payable and notes payable (see Note 7, Notes Payable and Note 8, Related Party Transactions), convertible notes, and the sale of common stock.

Pursuant to the the Secured SPA, the Unsecured SPA, the Unsecured Streeterville SPA, the FFVV Joinder, and the Senyun Joinder (collectively the “SPA Commitments”) (see Note 7, Notes Payable and Note 8, Related Party Transactions),

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
the Company obtained commitments from several investors. At December 31, 2023, the SPA Commitments totaled $554.5 million, of which $343.2 million was funded, $211.3 million remained to be funded, and $112.9 million in principal was outstanding. At December 31, 2023, Optional Commitments under the SPA Commitments totaled $366.0 million, of which $39.0 million was funded, $327.0 million remained to be funded, and $1.0 million was outstanding. The remaining amounts to be funded as of December 31, 2023, are subject the achievement of delivery milestones, satisfaction of closing conditions, resolving disputes with investors, and satisfaction or waiver of other conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes.

The Company may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional incremental convertible senior secured note purchasers under the SPA Commitments or other debt or equity financing in a timely manner, on acceptable terms, or at all.

On November 11, 2022, the Company entered into the SEPA. Under terms of the SEPA, the Company may, at its option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate under the Company’s option) of common stock to an affiliate of Yorkville Advisors, subject to certain limitations. As of December 31, 2023, the Company had the right to issue and sell up to an additional $192.5 million, or $342.5 million if the Company exercises its option under the SEPA.

On June 16, 2023, the Company filed a shelf registration on Form S-3 with the SEC (the “Shelf Registration”), which was declared effective by the SEC on June 28, 2023. As a result, the Company may from time-to-time issue up to $300.0 million of common stock and/or warrants in the aggregate. (Note 11, Stockholders' Equity) As of December 31, 2023, FF had the right to sell up to $271.9 million under the Shelf Registration. Under applicable SEC rules and regulations, because FF failed to timely file this Form 10-K it is not S-3 eligible and the Shelf Registration Statement is no longer effective.

In addition, on September 26, 2023, the Company also entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC, as sales agents, to sell shares of Class A Common Stock, from time to time, with aggregate gross sales proceeds of up to $90.0 million pursuant to the Registration Statement as an “at-the-market” offering under the Securities Act (the “ATM Program”). The ATM Program has been the primary source of liquidity for the Company since September 2023. Under applicable SEC rules and regulations, because FF failed to timely file this Form 10-K, it is not S-3 eligible and cannot access the ATM Program.

The Company’s ability to issue and sell additional shares of common stock or warrants under the SEPA is further constrained by the number of authorized shares. The Company must consider shares issuable under convertible debt, warrants or other obligations with equity rights. In addition, equity issuances can potentially trigger provisions under the SPA Commitments that increase the number of shares to be issued upon conversion and reduce the strike price of related warrants. This could result in FF having inadequate authorized shares to meet its outstanding commitments.

The Company projects that it will require substantial additional funds to continue operations and support production of the FF 91. If the Company is unable to find additional sources of capital, the Company will not have sufficient resources to fund its outstanding obligations and continue operations and the Company will likely have to file for bankruptcy protection and its assets will likely be liquidated. The Company’s equity holders would likely not receive any recovery at all in a bankruptcy scenario.

The Company continues to explore various funding and financing alternatives to fund its ongoing operations and to ramp up production. The particular funding and financing mechanisms, terms, timing, and amounts depend on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. However, there have been delays in securing additional funding commitments, which have exacerbated supply chain pressures, among other things. If the Company’s ongoing capital raising efforts are unsuccessful or significantly delayed, or if the Company experiences prolonged material adverse trends in its business, production will be delayed or decreased, and actual use of cash, production volume and revenue for 2024 will vary from the Company’s previously disclosed forecasts, and such variances may be material . While the Company is actively engaged in negotiations with potential financing sources, it may be unable to raise additional capital on terms acceptable to it or at all. In addition to the risk that the Company’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Capital needs to fund development of the

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Company’s remaining product portfolio will highly depend on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs. Apart from the FF 91 series, substantial additional capital would be required to fund operations, research, development, and design efforts for future vehicles.

As of and since December 31, 2023, the Company was and has been in default on the SPA Commitments and the Company is presenting the related notes as current. Since April 2023, the Company has been in breach of its debt agreement with Chongqing Leshi Small Loan Co., Ltd., a related party, with an outstanding principal balance of $4.5 million. As a result of the default, the interest rate on the outstanding principal balance has increased to a rate of 18% per annum until the event of default is no longer applicable.

3.Inventory

(in thousands)	2023	2022
Raw materials (net of reserves)	$33,345	$4,457
Work in progress	572	—
Finished goods	312	—
Total inventory	$34,229	$4,457
The increase in inventory is due to the start of production on March 29, 2023. The inventory reserve was $2.8 million and zero as of December 31, 2023 and 2022, respectively.

4.Deposits and Other Current Assets
Deposits and other current assets consists of the following as of December 31 (dollars in thousands):

(in thousands)	2023	2022
Deposits
Deposits for research and development, prototype and production parts, and other	$28,609	$40,879
Deposits for goods and services yet to be received (“Future Work”)	2,773	3,187
Total deposits	$31,382	$44,066

Other current assets	2023	2022
Prepaid expenses	$13,309	$14,437
Other current assets	8,412	$3,052
Total other current assets	$21,721	$17,489

Deposits for R&D, prototype and production parts, and other are recognized and reported as R&D expenses in the Consolidated Statement of Operations and Comprehensive Loss when services are provided or as prototype parts are received. In addition, during the years ended December 31, 2023 and 2022, the Company made deposits for inventory and property and equipment items which are classified out of Deposits upon receipt of title.
Prepaid expenses primarily consist of software subscriptions and insurance, and Other current assets includes certain deferred expenses. As of December 31, 2023 and 2022, Other current assets also includes an insurance receivable relating to a legal settlement with a corresponding liability recognized in Accrued expenses and other current liabilities.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
5.Property and Equipment, Net
Property and equipment, net, consists of the following as of December 31 (dollars in thousands):

	2023	2022
Land, buildings and leasehold improvements	$103,522	$5,598
Computer hardware	2,195	3,112
Tooling, machinery and equipment	318,301	9,542
Vehicles	669	337
Lease vehicles	1,873	—
Computer software	4,301	4,212
Construction in process	36,491	393,814
Less: Accumulated depreciation	(49,540)	(10,295)
Total property and equipment, net	$417,812	$406,320
The Company’s CIP is primarily related to the construction of tooling, machinery and equipment for the FF ieFactory California. Tooling, machinery, and equipment are either held at Company facilities, primarily FF ieFactory California, or at the vendor’s location until the tooling, machinery and equipment is completed. Of the $36.5 million and $393.8 million of CIP, $4.8 million and $195.7 million is held at Company facilities and $31.7 million and $198.1 million is held at vendor locations as of December 31, 2023 and 2022, respectively.
Depreciation and amortization expense totaled $42.5 million and $3.0 million for the years ended December 31, 2023 and 2022, respectively.
Due to the build out of the FF ieFactory California, the Company has an asset retirement obligation (“ARO”) totaling $0.7 million and $9.4 million for the years ended December 31, 2023 and 2022, respectively. The ARO is recorded to Other liability, less current portion with a corresponding ARO asset within Land, buildings and leasehold improvements and Tooling, machinery, and equipment. The ARO asset is depreciated to operating expense over the remaining term of the lease through December 2027.
During 2023 and 2022, the Company disposed of $4.6 million and $9.6 million, respectively, of CIP relating to the abandonment of certain FF 91 program assets, primarily vendor tooling, machinery and equipment, due to the redesign of the related FF 91 components and implementation of the Company’s cost reduction program. Disposals of CIP of $4.6 million and $3.7 million were charged to operating expenses in the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2023 and 2022, respectively. In addition, there were disposals of CIP of $5.9 million for the year ended December 31, 2022, which reduced Accounts payable in the Consolidated Balance Sheet as of December 31, 2022.
6.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following as of December 31 (dollars in thousands):

	2023	2022
Accrued payroll and benefits	$28,037	$20,502
Accrued legal contingencies	21,590	18,940
Other current liabilities	12,764	26,267
Total accrued expenses and other current liabilities	$62,391	$65,709

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
7.Notes Payable
The Company has entered into notes payable agreements with third parties, which consist of the following as of December 31, 2023 and 2022:

	December 31, 2023
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%-15%	$100,052	$(15,501)	$(10,319)	$74,232
Unsecured SPA Notes*	Various dates in 2029	10%-15%	13,885	1,208	(2,613)	12,480
Notes payable – China other	Due on Demand	—%	4,898		—	4,898
Auto loans	October 2026	7%	82		—	82
			$118,917	$(14,293)	$(12,932)	91,692
Less: Related party notes payable						$(542)
Less: Notes payable, current portion						(91,150)
Total: Notes payable, less current portion						$—
* includes amounts attributed to the Unsecured Streeterville SPA

	December 31, 2022
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	October 27, 2028	10%	$36,622	$264	$(10,878)	$26,008
Notes payable – China other	Due on Demand	—%	4,997	—	—	4,997
Auto loans	October 2026	7%	100	—	—	100
			$41,719	$264	$(10,878)	31,105
Less: Notes payable, current portion						(5,097)
Total: Notes payable, less current portion						$26,008

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

Secured and Unsecured SPA Notes
On August 14, 2022, the Company entered into a securities purchase agreement (as amended from time to time, the “Secured SPA”) with FF Simplicity Ventures LLC (“FFSV”) as administrative agent, collateral agent and purchaser, and certain additional purchasers (collectively the “Secured SPA Purchasers”) to issue and sell the Company’s senior secured convertible notes (the “Secured SPA Notes”. The Secured SPA Notes were to originally be issued in three tranches aggregating to $52.0 million in principal with a four year maturity. The Secured SPA Notes were subsequently amended multiple times, as further described below.

On May 8, 2023, as further described below, the Company entered into a securities purchase agreement (as amended from time to time, the “Unsecured SPA”) with MHL and VW Investments (together wiuth the other purchasers, the “Unsecured SPA Purchasers”) to issue and sell $100.0 million aggregate principal of the Company’s senior unsecured convertible notes (the “Unsecured SPA Notes” and, together with the Secured SPA Notes, the “SPA Notes”). In August 2023, as further described below, the Company entered into the Unsecured Streeterville SPA (collectively included with the Unsecured SPA, Unsecured SPA Notes and SPA Warrants in future references), as part of its issuance of the Unsecured SPA Notes. The terms of the Secured SPA Notes and Unsecured SPA Notes are generally the same, however, the Secured SPA Notes are secured by the grant of a second lien upon substantially all of the personal and real property of the Company and its subsidiaries, as well as guarantee by substantially all of the Company’s domestic subsidiaries.

The SPA Notes are generally subject to an original issue discount of 10%, and are convertible, along with any interest accrued, into shares of Class A Common Stock at the Conversion Price (as defined in each SPA Note), subject to full ratchet anti-dilution price protection. The conversion price for the SPA Notes is $0.73 as of December 31, 2023, which represents an amended and reduced conversion price due to the full ratchet price protections, as described below.

The SPA Notes bear interest at 10% per annum (or 15% if interest or settlement is paid in shares). Generally the SPA Notes require interest to be paid on each conversion date and on the maturity date in cash or in shares of Class A Common Stock. Certain SPA Notes require the payment of interest in cash or shares of Class A Common Stock on a quarterly basis. Unless earlier paid, the SPA Notes entitle the purchasers, at each conversion date, to an interest make-whole (“Make-Whole Amount”), in a combination of cash or Class A Common Stock, at the Company’s discretion, in the amount of the interest that would have been payable if such converted amount was held to maturity. The conversion price for the Make-Whole Amount is the greater of (a) the floor price, which is $10.90 as of December 31, 2023 or (b) 90% of the lowest volume-weighted average price (“VWAP”) for the five consecutive trading days. When calculating the shares issuable upon conversion, the Make-Whole Amount shall be decreased by 50% of the original issue discount pertaining to such amount.

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

The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the SPA Notes because the notes include features, such as a contingently exercisable put option, which meet the definition of an embedded derivative. The Company expenses transaction costs to Changes in fair value of notes payable and warrant liabilities or Changes in fair value of related party notes payable and warrant liabilities, as applicable, in the Consolidated Statement of Operations and Comprehensive Loss.

First Secured SPA Amendment

On September 23, 2022, the Secured SPA was amended (the “First Secured SPA Amendment”), pursuant to which the existing Secured SPA Purchasers agreed to accelerate their funding obligations. The First Secured SPA Amendment modified the conversion price from $645.40 to $252.00 per share. All of the other terms and conditions of the Secured SPA Notes were unchanged.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

The Company evaluated the First Secured SPA Amendment in accordance with ASC 470-50, Debt–Modifications and Extinguishments, and determined that it constitutes an extinguishment because the change in the fair value of the conversion feature is substantial. Accordingly, the Company recognized a loss on extinguishment in Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Loss in the amount of $7.7 million, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the Secured SPA Notes.

Joinder and Amendment Agreement with Senyun.

On September 25, 2022, the Company entered into a Joinder and Amendment Agreement (the “Joinder”) with Senyun, the Agent, as administrative agent, collateral agent, and purchaser, and RAAJJ), pursuant to which Senyun agreed to purchase Secured SPA Notes in an aggregate principal amount of up to $60.0 million in installments.

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

On November 8, 2022, the Company entered into a Limited Consent and Amendment to the Secured SPA (the “Fourth Secured SPA Amendment”), pursuant to which the parties agreed that (i) in no event will the effective conversion price of any interest or interest Make-Whole Amount payable in shares of Class A Common Stock be lower than $50.40 per share of Class A Common Stock, and (ii) in order for the Company to make payment of any interest or interest Make-Whole amount in shares of Class A Common Stock, certain price and volume requirements must be met, namely that (x) the VWAP of the Class A Common Stock is not less than $50.40 per share on any trading day during the preceding seven trading day period, and (y) the total volume of the Class A Common Stock does not drop below $1.5 million on any trading day during the same period (in each case, as adjusted for any stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions). The Fourth Secured SPA Amendment was accounted for as a troubled debt restructuring under ASC 470-60, Debt – Troubled Debt Restructurings by Debtors, because the Company was experiencing financial difficulty and the addition of a floor price on the conversion of the convertible notes is assessed as a concession to the Company. The Fourth Secured SPA Amendment was accounted for prospectively with no gain or loss recorded in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022.

Senyun Amendment
On December 28, 2022, the Company entered into a Letter Agreement and Amendment to the Secured SPA (the “Senyun Amendment”) with Senyun pursuant to which the conversion rate of notes totaling $19.0 million was lowered from $$252.00 to $214.20 and future funding timeframes were renegotiated. As a result of the new conversion rate, the Company was obligated for the year then ended to issue additional shares to Senyun based on the lower conversion rate. The Company accounted for this obligation by crediting Other current liabilities in the Consolidated Balance Sheet for $0.9 million, which represents the fair value of the additional shares owed to Senyun. In addition, the $0.9 million was recognized as a Loss on settlement of notes payable in the Consolidated Statement of Operations and Comprehensive Loss as the underlying debt instruments were extinguished on the date the Senyun Amendment was entered into. The Company remitted the shares to Senyun in March 2023.

Sixth Secured SPA Amendment

On February 3, 2023, the Company entered into a sixth amendment to the Secured SPA (the “Sixth Secured SPA Amendment”) with certain Secured SPA Purchasers, in which the Company agreed to sell up to $135.0 million in aggregate

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
principal (the “Tranche C Notes”) with terms largely congruent to prior issuances and a $252.00 base conversion price subject to full ratchet anti-dilution price protection. Each applicable Secured SPA Purchaser has the option to purchase additional Secured SPA Notes on the same terms as the Tranche C Notes in an amount not to exceed 50% of the initial principal amount of the Tranche C Notes issued to each applicable Secured SPA Purchaser (the “Tranche D Notes”).

Pursuant to the Sixth Secured SPA Amendment, certain outstanding Secured SPA Notes issued by the Company to Secured SPA Purchasers with an aggregate outstanding principal amount of $31.0 million were replaced by the same principal amount of new notes with a $214.20 base conversion price. In accordance with ASC 470-50, Debt— Modifications and Extinguishments, the change in conversion price qualifies as an extinguishment because the change in the fair value of the conversion feature was substantial. Accordingly, the Company recognized a Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Loss in the amount of $3.0 million, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the Secured SPA Notes.

Pursuant to the Sixth Secured SPA Amendment, the Company entered into an agreement with certain Secured SPA Purchasers (the “Exchange Agreement”) holding a total of 825,542 warrants to exchange them for an aggregate 377,039 warrants and convertible notes (the “Exchange Notes”) with a principal balance totaling $41.0 million. The issued warrants have terms that limit down-round ratchet clauses to price adjustments only. The Exchange Notes mature on February 3, 2025, bear interest at 11% per annum, have no original issuance discount, do not have a fixed price conversion, and convert using a VWAP calculation as described in the Exchange Agreement. The remainder of the terms of the Exchange Notes are largely congruent to the existing Secured SPA Notes, including most-favored nation rights. In connection with the Exchange Agreement, equity-classified warrants were exchanged for warrants which qualify for liability classification per ASC 480, Distinguishing Liabilities from Equity, and were reclassified from equity to Warrant liabilities during the period in an amount totaling $6.8 million (the “Warrant Exchange”). As a result of the transaction the Company did not recognize a gain or loss in the Consolidated Statements of Operations and Comprehensive Loss, as the fair value of the instruments exchanged and received were approximately the same.

Seventh Secured SPA Amendment

On March 23, 2023, the Company entered into a seventh amendment to the Secured SPA (the “Seventh Secured SPA Amendment”) with FFSV, as administrative agent, collateral agent and purchaser, Senyun, and FF Prosperity Ventures LLC (“FF Prosperity”), pursuant to which the parties agreed to accelerate the funding timeline of Tranche C Notes in the amount of $40.0 million, and FFSV agreed to purchase additional Tranche B Notes in the amount of $5.0 million, in each case, subject to meeting certain conditions, in exchange for an agreement to increase the original issuance discount associated with such funding. As part of the agreement, the Company agreed that the original issuance discount related to $25.0 million in principal amount of Tranche C Notes and Tranche B Notes was 14% and 16%, respectively.

Eighth Amendment to the Secured SPA

On May 8 and 9, 2023, the Company entered into an amendments to the Secured SPA (collectively, the “Eighth Secured SPA Amendment”) with certain Secured SPA Purchasers. Pursuant to the Eighth Secured SPA Amendments the parties agreed to amend the floor price of all outstanding Secured SPA Notes, including the Exchange Notes, from $50.40 to $24.00 and to change the exercise price of the remaining Secured SPA Notes and SPA Warrants from $252.00 to $214.20.

In accordance with ASC 470-50, Debt— Modifications and Extinguishments, the change in conversion price qualifies as an extinguishment because the change in the fair value of the conversion feature was substantial. Accordingly, the Company recognized a Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Loss in the

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
amount of $11.4 million, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the notes.

Unsecured SPA

On May 8, 2023, the Company entered into the Unsecured SPA. The Unsecured SPA Notes are subject to an original issue discount of 10%, and are convertible, along with any interest accrued, into shares of Class A Common Stock at an original conversion price equal to $214.20, subject to anti-dilution protection. Interest on Unsecured SPA Notes is payable at conversion or at maturity. When calculating the shares issuable upon conversion, the converted amount shall be decreased by 50% of the original issue discount pertaining to such amount.

Unless earlier paid, the Unsecured SPA Notes entitle the Unsecured SPA Purchasers, at each conversion date, to a Make-Whole Amount, in a combination of cash or Class A Common Stock at the Company’s discretion, in the amount of the interest that would have been payable if such converted amount was held to maturity based on an interest rate of 15% per annum. The conversion price of interest is the greater of (a) the floor price, $24.00 at inception (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring after the date hereof) and (b) 90% of the lowest VWAP for the five consecutive trading days ending immediately prior to the conversion date.

Each Unsecured SPA Purchaser has the option within 12 months from the closing date to purchase additional Unsecured SPA Notes under similar terms for a total potential commitment of up to $50.0 million or with the consent of the Company a total of $100.0 million.

The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured SPA Notes because the notes include features, such as a contingently exercisable put option, which meets the definition of an embedded derivative. The Company expenses the transaction costs to Changes in fair value of notes payable and warrant liabilities in the Consolidated Statement of Operations and Comprehensive Loss.

As part of the Unsecured SPA the Unsecured SPA Purchasers also received warrants consistent with the rights, terms and privileges of the warrants afforded to the holders of the Secured SPA Notes.
First Amendment to the Unsecured SPA
On June 26, 2023, the Company entered into an amendment to the Unsecured SPA (the “First Unsecured SPA Amendment”). The First Unsecured SPA Amendment enabled the Unsecured SPA Purchasers to postpone or cancel any closing of their commitment to purchase the Unsecured SPA Notes if the Company has not issued a press release or other public announcement confirming that the second phase of the Company’s delivery plan has begun on or prior to August 31, 2023, within 15 calendar days of such date. The First Unsecured SPA Amendment did not change the cash flows of the Unsecured SPA and is accounted for prospectively with no gain or loss recognized. On August 9, 2023, the Company announced that it had completed the relevant processes and steps that are needed for the second phase of delivery to begin.

Joinder Agreements

On June 26, 2023, the Company entered into a Joinder and Amendment Agreement (the “FFVV Joinder”) with FF Vitality Ventures LLC (“ FFVV”), pursuant to which FFSV agreed to exercise its option to purchase $20.0 million of Secured SPA Tranche B Notes, subject to certain closing conditions, including the delivery of a warrant to purchase shares of Class A Common Stock equal to 33% of FFSV’s conversion shares with an exercise price equal to $214.20. In addition, If FFSV exercises its option to invest another $10.0 million of Tranche B Notes in accordance with the terms of the Secured SPA on or prior to the later of (x) August 1, 2023 or (y) four business days after the meeting of the Company’s stockholders for the required stockholder approval under the Unsecured SPA to increase the Company’s authorized shares of Common Stock, then the Company agrees to subsequently amend the Unsecured SPA whereby FFVV would invest another $20.0 million in new unsecured notes subject to terms substantially identical to those provided in the Unsecured SPA.

Pursuant to the FFVV Joinder, FFVV agreed to purchase, Unsecured SPA Notes up to $40.0 million in eight installments. The floor price of the FFVV Unsecured SPA Notes and for each of the notes issued to FFSV (or its affiliates) under the Secured SPA, shall be $12.00 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
other similar transactions occurring thereafter). The funding at each closing is subject to various closing conditions, including: (a) an effective registration statement with respect to the shares of Common Stock issuable upon exercise of the warrants issuable under the Unsecured SPA and the shares of Common Stock issuable pursuant to the FFVV Unsecured SPA Notes and (b) the Company shall have reserved the Required Reserve Amount (as defined in the FFVV Joinder) in full. In addition, FFVV has the option, for 12 months from June 25, 2023, to purchase Unsecured SPA Notes. FFVV agreed, on behalf of its affiliates, that FFSV may exchange any Tranche B Notes for either (x) Tranche D Notes, and/or (y) any Unsecured SPA Notes.
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

Pursuant to the Senyun Joinder, Senyun agreed to purchase, under the Unsecured SPA Notes, unsecured notes in an aggregate principal amount of up to $30.0 million in eight installments. The floor price, for each note issued to Senyun (or its affiliates) under the SPA Notes, is $10.90 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring thereafter).

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
Amendment to Joinder and Amendment Agreement
On August 4, 2023, the Company entered into a Waiver and Amendment Agreement to the FFVV Joinder, pursuant to which FFVV agreed to waive any and all requirements of the Company to reserve shares of Common Stock for issuance pursuant to the SPA Notes or SPA Warrants and defers any obligations of the Company to deliver any shares of Common Stock for issuance pursuant to the SPA Notes or SPA Warrants until the earlier of (x) September 30, 2023 and (y) the earlier of (I) the trading day immediately following the date of consummation of a reverse stock split of the Common Stock and (II) the 15th business day after the Company’s receipt of stockholder approval to increase the authorized shares of Common Stock. Further, if FFVV exercised its option to invest another $10.0 million of Tranche B Notes in accordance with the terms of the Secured SPA on or prior to the latest of (x) August 1, 2023, (y) four business days after the meeting of the Company’s stockholders for the required stockholder approval under the Unsecured SPA to increase the Company’s authorized shares of Common Stock and for purposes of Nasdaq Listing Rule 5635 (to the extent needed) (the “Stockholder Approval”), and (z) six business days after the Company had filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, then FFVV had the right, at any time prior to the 30th day after the date of consummation of such funding, to invest another $20.0 million in Unsecured SPA Notes, subject to terms substantially identical to those provided for in the Unsecured SPA. FFVV did not exercise this option.

Ninth and Tenth Secured SPA Amendments

On August 4, 2023, the Company entered into a ninth amendment to the Secured SPA (the “Ninth Secured SPA Amendment”) with FFVV, as purchaser, and a tenth amendment to Secured SPA (the “Tenth Secured SPA Amendment”) with Senyun, as purchaser, pursuant to which, the Company, FFVV, and Senyun agreed to amend the definition of Required Minimum to mean (a) until the earlier of (x) September 30, 2023 and (y) the earlier of (I) the trading day immediately following the date of consummation of a reverse stock split of the Common Stock and (II) the 15th business day after the Company shall have obtained stockholder approval to increase the authorized shares of Common Stock (as applicable, the “Waiver Expiration Date”), zero shares of Common Stock, and (b) immediately after the Waiver Expiration Date, the maximum aggregate number of shares of Common Stock then issued or potentially issuable in the future pursuant to the Transaction Documents (as defined

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
in the Secured SPA), including any Underlying Shares (as defined in the Secured SPA) issuable upon exercise in full of all Warrants (as defined in the Secured SPA) or conversion in full of all Secured SPA Notes (including Underlying Shares issuable as payment of interest on the Secured SPA Notes), ignoring any conversion or exercise limits set forth therein.

Unsecured Securities Purchase Agreement – Streeterville

On August 4, 2023, the Company entered into a securities purchase agreement with Streeterville (the “Unsecured Streeterville SPA”), for $16.5 million aggregate principal amount of the Company’s senior unsecured promissory notes (the “Streeterville Note”) and a common stock purchase warrant (the “Streeterville Warrant”) to purchase up to 25,421 shares of Common Stock with an exercise price equal to $214.20 per share, subject to full ratchet anti-dilution protection and other adjustments, and are exercisable for seven years on a cash or cashless basis.

The Streeterville Note is subject to an original issue discount of $1.5 million. In addition, the Company will pay Streeterville $0.2 million to cover Streeterville’s legal fees and other transaction costs incurred in connection with the purchase and sale of the Streeterville Note. The Streeterville Note is convertible into shares of Class A Common Stock, at a conversion price equal to $214.20, plus an interest make-whole amount as described above for the Unsecured SPA, subject to certain adjustments including full ratchet anti-dilution price protection.

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

Pursuant to the Streeterville Note, the Company obtained stockholder approval, as required by the Nasdaq listing rules, with respect to the issuance of any shares of Class A Common Stock in excess of 19.99% of the issued and outstanding shares of Class A Common Stock (the “Issuance Cap”), of the Conversion Shares (as defined in the Streeterville Note), the Warrant Shares (as defined in the Unsecured Streeterville SPA), and subject to any applicable Nasdaq rules, any shares Common Stock issuable pursuant to the note and warrant issuable in connection with the reinvestment right set forth in the Unsecured Streeterville SPA in excess of the Issuance Cap at a special meeting of the Company’s stockholders held on February 5, 2024.
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
Anti-dilution adjustments
During the period ended December 31, 2023 the Company entered into multiple dilutive stock sale and purchase transactions, as discussed in Note 2, Liquidity and Capital Resources and Going Concern above that triggered the full ratchet anti-dilution price protections embedded in the SPA Notes and SPA Warrants. As a result, the fixed-price conversion price of the SPA Notes and exercise price of the SPA Warrants outstanding prior to such financings was reduced to a price equal to the price per share paid in the dilutive financings. As of December 31, 2023 the SPA Note conversion and SPA Warrant exercise price equals $0.73.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
End of Period Secured and Unsecured SPA Information
The Company received cash proceeds, net of original issue discounts, of $231.1 million and $73.8 million in exchange for the issuance of the SPA Notes and incurred approximately $2.5 million and $3.8 million in transaction costs during the twelve months ended December 31, 2023 and 2022 respectively.
During the twelve months ended December 31, 2023, the Company issued to the Secured SPA Purchasers and Unsecured SPA Purchasers warrants pursuant to both the Secured SPA and Unsecured SPA arrangements and in connection with the Warrant Exchange. As of December 31, 2023, there were 556,205 SPA Warrants outstanding and the warrants had an exercise price of $0.73 per share, subject to anti-dilution ratchet price protection, exercisable for seven years from the date of issuance (see Note 10, Stockholders' Equity ). The Company may repurchase certain warrants for $0.01 per share if and to the extent the VWAP of the Class A Common Stock during 20 out of 30 trading days prior to the repurchase is greater than $45.00 per share, subject to certain additional conditions. During the twelve months ended December 31, 2023, the Secured SPA Purchasers exercised warrants to purchase 251,649 shares of Class A Common Stock issued pursuant to the SPA Notes, via both cash and cashless exercise.

On December 31, 2023 the Company determined that the fair value of the SPA Notes and warrants was $86.71 million and $0.25 million, respectively. The Company recorded a gain in Change in fair value of notes payable and warrant liabilities in the Consolidated Statement of Operations and Comprehensive Loss for the twelve month ended December 31, 2023, in the amount of $97.0 million for the SPA Notes and warrants.

During the year ended December 31, 2023, total SPA Notes principal of $222.9 million with a fair value of $136.1 million was converted to Additional paid-in capital. In connection with the conversions of the SPA Notes the Company recognized a Loss on settlement of notes payable for the twelve months ended December 31, 2023 and 2022 in the amount of $222.7 million and $41.1 million, respectively.

2022 Note Purchase Agreement (“NPA”)
From 2019 to 2022 the Company issued notes with various related and unrelated parties through the NPA. The Company settled the following NPAs during the year ended December 31, 2022 as follows (dollars in thousands):

	Year ended December 31, 2022
Note Name	Contractual Maturity Date	Contractual Interest Rates	Net carrying value at 12/31/2021 Balance	Fair Value Measurement Adjustments	Payment Premium	Cash Payment	Conversion into Class A Common Stock (As Restated)
March 1, 2021 Notes (1)	March 1, 2022	14%	$56,695	$(1,695)	$—	$(55,000)	$—
August 26, 2021 Notes (1)	March 1, 2022	14%	30,924	(924)	2,065	(32,065)	—
June 2021 Notes (as restated) (2)	October 31, 2026	—%	38,981	1,019	—	—	(40,000)
Optional Notes (as restated)(2)	October 31, 2026	15%	34,682	(765)	—	—	(33,917)
			$161,282	$(2,365)	$2,065	$(87,065)	$(73,917)

In July 2022, certain NPAs were modified and it was accounted for as a troubled debt restructuring under ASC 470-60, because the Company was experiencing financial difficulty and the conversion mechanism resulted in the effective borrowing rate decreasing after the restructuring which was determined to be a concession. Since the future undiscounted cash flows of the restructured notes payable exceed the net carrying value of the original note payable due to the maturity date extension, the modification was accounted for prospectively with no gain or loss recorded in the Consolidated Statements of Operations and Comprehensive Loss

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2022 the NPA notes were fully settled for either cash or equity. The Company paid $87.1 million cash to settle various NPA notes. Total NPA principal which was converted to equity totaled $73.9 million, resulting in a $23.5 million Loss on settlement of notes payable being recognized in the Consolidated Statement of Operations and Comprehensive Loss during the year ended December 31, 2022.

Fair Value of Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s notes payable not carried at fair value approximated their carrying value as of December 31, 2023 and 2022, respectively. These amounts relate to the Notes Payable - China other and Auto loan balances.

Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of December 31, 2023 are as follows (dollars in thousands):

Due on demand	4,898
2023	—
2024	—
2025	40,728
2026	82
2027	—
Thereafter	72,543
118,251
8.Related Party Notes
Related Party Notes Payable
The Company receives funding via notes payable from various parties, including related parties. These related parties include employees as well as affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer.
Related party notes payable consists of the following as of December 31, 2023:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – China	December 31, 2023	18.0%	$5,103
Related party notes – Unsecured SPA	August 2029	10% - 15%	542
Related party notes – China various other	Due on Demand	—%	3,789
Related Party Notes- Other	February, 2024	5.27%	$326
			$9,760
Less: Related party notes payable, current			(9,760)
Total: Related party notes payable, less current			$—

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Related party notes payable consists of the following as of December 31, 2022:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – China	December 31, 2023	12.0%	$5,209
Related party notes – China various other	Due on Demand	—%	3,755
			$8,964
Less: Related party notes payable, current			(8,964)
Total: Related party notes payable, less current			$—

Unsecured SPA
MHL is the anchor investor in the Unsecured SPA and has committed $80.0 million of such funding. MHL is a related party of the Company as MHL’s investors include a subsidiary of FF Global. FF Global has control over the Company’s management, business and operations. See Note 7, Notes Payable, for details on the Unsecured SPA.

The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured SPA Notes because the notes include features, such as a contingently exercisable put option, which meet the definition of an embedded derivative. The Company expensed the original issue discount and transaction costs to Changes in fair value of related party notes payable and warrant liabilities in the Consolidated Statement of Operations and Comprehensive Loss.

Subsequent to the issuance of the Unsecured SPA, MHL funded, net of original issue discounts, $20.7 million in exchange for the issuance of the Unsecured SPA Notes and related warrants. In connection with the Unsecured SPA, the Company issued MHL warrants to purchase 35,405 shares of the Class A Common Stock at an exercise price of $214.20 per share, subject to anti-dilution ratchet price protection, exercisable for seven years from the date of issuance (see Note 11, Stockholders' Equity and Note 7, Notes Payable). During the year ended December 31, 2023 MHL converted $22.3 million of gross principal balances in exchange for 5,010,651 shares of the Class A Common Stock. In connection with the conversion of Unsecured SPA Notes, the Company recognized a $20.0 million Loss on settlement of related party notes payable, during the year ended December 31, 2023, for the difference between the fair value of the shares issued and the fair value of the debt instrument.
Related party notes payable issued pursuant to the Unsecured SPA consist of the following as of December 31, 2023:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
MHL - Unsecured SPA Note	August 2029	10% - 15%	$666	$(54)	$(70)	$542
Related Party Notes - China
As of April 1, 2023, the Company has been in breach of its debt agreement with, and contractual obligation to make interest payments to, Chongqing Leshi Small Loan Co., Ltd., a related party, with an outstanding principal balance of $4.5 million. As a result of the default, the interest rate on the outstanding principal balance has increased to a rate of 18% per annum until the event of default is no longer applicable. The Company recorded $0.1 million in interest expense in related party interest expense during the year ended December 31, 2023.
Fair Value of Related Party Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s related party notes payable not carried at fair value approximated their carrying value as of December 31, 2023 and 2022, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of related party notes payable as of December 31, 2023 were as follows:

(in thousands)
Due on demand	$8,892
2024	326
2029	666
$9,884

X-Butler previously known as Warm Time Inc. (“Warm Time”) and Ocean View Drive Inc. (“Ocean View”) Transactions

The Company leased two real properties, located in Rancho Palos Verdes, California (the “Rancho Palos Verdes Properties”), from X-Butler from January 1, 2018 through March 31, 2022. X-Butler in turn leased the Rancho Palos Verdes Properties from Yueting Jia, the Company’s founder and Chief Product and User Ecosystem Officer. The Rancho Palos Verdes Properties were used by the Company to provide long-term or temporary housing to employees of the Company (including a former Global CEO). According to the agreement between the parties, the Company paid X-Butler for rent and certain services, including catering, room services and organization of meetings, external gatherings and events, for the Rancho Palos Verdes Properties. For the year ended December 31, 2023, the Company paid to X-Butler Less than $0.1 million, for rent and business development services rendered to the Company and its executives. The Company has recorded approximately $0.1 million recorded in Accounts Payable as of December 31. 2023.

As part of its relationship with the Company, X-Butler also served as the conduit for certain loans from Ocean View, an entity formerly controlled by Mr. Jia and now wholly owned by the spouse of Mr. Ruokun Jia, who is the former Assistant Treasurer of the Company and Mr. Jia’s nephew. The loan principal was repaid to the Company in prior years and accrued interest on such loans remains outstanding as of December 31, 2023 and 2022 in the amount of zero and $0.2 million, respectively.

In prior years, the Company advanced funding to Ocean View for various real estate purchases, including the Rancho Palos Verdes Properties, and related expenses. As of December 31, 2023 and 2022, the Company had no receivable from Ocean View on the Consolidated Balance Sheets.

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

FF Global Expense Reimbursements and Consulting Fees
On July 30, 2022, the Company entered into a preliminary term sheet (the “Preliminary Term Sheet”) with FF Top, a subsidiary of FF Global, setting out a summary of the preliminary terms and conditions for FF Top’s assistance in arranging a proposed convertible term loan facility to the Company. In connection with the Preliminary Term Sheet, the Company agreed to reimburse FF Top for its reasonable and documented out-of-pocket legal and diligence fees and expenses incurred in connection with such financing efforts up to a $0.3 million cap (the “Original Cap”), irrespective of whether or not closing occurred, with $0.2 million to be payable as a deposit upon execution of the Preliminary Term Sheet. Pursuant to the Preliminary Term Sheet, the Company paid FF Top $0.2 million on August 9, 2022 and $0.2 million on December 16, 2022.
On January 31, 2023, the Company entered into a supplemental agreement to a preliminary term sheet (the “Term Sheet” and with such supplemental agreement, the “Supplemental Agreement”) with FF Global, pursuant to which the parties agreed, due to the high amount of FF Global’s out-of-pocket legal fees and expenses incurred in connection with its financing efforts, to

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
amend the Term Sheet to increase the cap for legal fees and expenses from $0.3 million to $0.7 million. The Company agreed to pay the remaining $0.4 million of the fees owed to FF Global as follows: (i) $0.2 million within one business day of execution of the Supplemental Agreement, and (ii) $0.2 million within one business day of consummation of new financing by the Company in an amount not less than $5.0 million or an earlier date approved by the Board. Pursuant to the Term Sheet, as amended by the Supplemental Agreement, the Company paid FF Global $0.2 million on each of February 1, 2023 and February 6, 2023. On April 8, 2023, the Company reimbursed FF Global for $0.2 million related to legal expenses incurred by FF Global in connection with the Sixth Secured SPA Amendment. In addition, on April 10, 2023 and May 31, 2023, the Company reimbursed FF Global for $0.1 million and $0.3 million related to legal expenses incurred by FF Global in connection with the Unsecured Financing.
In early February 2023, FF Global requested from the Company legal expense reimbursement of $6.5 million for costs incurred related to the governance changes at the Company, which was not approved by the Board as of the date the Consolidated Financial Statements were issued. FF Global may in the future continue to request additional expense reimbursements and indemnification from the Company.

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

The Consulting Services Agreement has an initial term of 12 months and automatically renews for successive 12 months periods unless earlier terminated in accordance with the terms thereof. Effective March 6, 2024, the Consulting Agreement renewed automatically. Either party may terminate the Consulting Services Agreement upon one month prior written notice to the other party. Upon any termination of the Consulting Services Agreement, the Company shall promptly pay FF Global any accrued but unpaid fees hereunder and shall reimburse FF Global for any unreimbursed expenses that are reimbursable thereunder. In addition, FF Global is entitled to reimbursement for all reasonable and documented out-of-pocket travel, legal, and other out-of-pocket expenses incurred in connection with their services, which expenses shall not exceed $0.1 million without the prior written consent of the Company. The Company paid $1.8 million to FF Global during the year ended December 31, 2023, pursuant to the Consulting Services Agreement. The Company has $0.6 million of amounts payable to FF Global recorded in Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets at December 31, 2023.
Common Units of FF Global
During 2022, certain executives and employees of the Company were granted the opportunity to subscribe to 24,000,000 common units of FF Global. The subscription price of $0.50 per common unit, payable by the executives and employees of the Company, was financed through non-recourse loans issued by FF Global payable in equal annual installments over ten years. The common units to be purchased with a non-recourse loan are required to be treated for accounting purposes as stock options granted by FF Global to executives and employees of the Legacy FF. The awards were valued using the Black-Scholes option pricing model. The grant date fair value of the units purchased through non-recourse loans was immaterial for the years ended December 31, 2023 and 2022.
Advertising Services Payable to Leshi Information Technology Co., Ltd. (“LeTV”)
The Company has recorded a payable to LeTV within Accrued expenses and other current liabilities in the amount of $7.5 million and $7.0 million as of December 31, 2023 and December 31, 2022, respectively, in connection with advertising services provided to the Company in prior years. LeTV is a Shanghai Stock Exchange-listed public company founded and controlled by Mr. Yueting Jia, the Company’s founder and Chief Product and User Ecosystem Officer.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Other Related Party Transactions
The Company pays for a vehicle lease totaling less than $0.1 million annually on behalf of Mr. Jia.

The Company owes a total of $0.2 million and $0.1 million to various related parties as of December 31, 2023 and 2022, respectively, which is included in Accounts Payable within the Consolidated Balance Sheets.
9.Leases
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
The Company’s lease arrangements consist primarily of its ieFactory California production facility, corporate office, store and equipment (which was terminated during December 2022, see Note 5, Property and Equipment, Net lease agreements. The leases expire at various dates through 2032, some of which include options to extend the lease term for additional 5-year periods.

ASC 842 Disclosures

On January 1, 2022, the Company adopted ASC 842. For more information on the adoption, see the “Recently Adopted Accounting Pronouncements” section in Note 1, Nature of Business and Organization, and Summary of Significant Accounting Policies.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost for the year ended December 31 were as follows (dollars in thousands):

	2023	2022
Finance lease cost
Amortization of ROU assets	$273	$1,990
Interest on lease liabilities	275	664
Total finance lease cost	548	2,654

Operating lease cost	5,915	4,657
Variable lease cost	257	159
Total lease cost	$6,720	$7,470
The following table summarizes future lease payments as of December 31, 2023 (dollars in thousands):

Fiscal year	Operating Leases
2024	$5,617
2025	4,997
2026	5,019
2027	2,814
2028	1,813
Thereafter	7,602
Total	27,862
Less: Imputed Interest	9,935
Present value of net lease payments	$17,927

Lease liability, current portion	$3,621
Lease liability, net of current portion	14,306
Total lease liability	$17,927
Supplemental information and non-cash activities related to operating and finance leases are as follows (dollars in thousands):

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,709	$4,143
Operating cash flows from finance leases	275	686
Financing cash flows from finance leases	1,016	1,888
	$7,000	$6,717

Lease assets obtained in exchange for financing lease liabilities	$—	$21,865
Lease assets obtained in exchange for operating lease liabilities	$—	$—

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)
Operating leases	5.70	6.4
Finance leases	5.00	5

Weighted average discount rate
Operating leases	15.6%	15.6%
Finance leases	9.2%	5.0%

Sale and Lease Back transaction of the FF isFactory California

On October 19, 2023, the Company entered into a sale leaseback transaction whereby it has exercised its option to purchase its Hanford manufacturing facility (the “Property”) and simultaneously completed a sale leaseback to Ocean West Capital Partners (“Landlord”) pursuant to that certain Lease Agreement, dated as of October 19, 2023, by and between the Tenant and 10701 Idaho Owner, LLC (the “Lease Agreement”). This Lease Agreement also allows the Tenant to access to up to $12.0 million of tenant improvement allowance for the Property. The new lease will be for a term of five years, with a monthly lease rate of $355,197, with a five-year extension option, and the Tenant has an option to purchase the fee interest in the Property at any time after the second year of the lease term. Furthermore, the Tenant has a right of first offer to purchase the Property in the event Landlord desires to sell the Property. The obligations of the Tenant under the lease are guaranteed by the Company pursuant to that certain Guaranty of Lease made by the Company to 10701 Idaho Owner, LLC

Due to the inclusion of the purchase option in the lease agreement, the Company was considered to have continuing involvement and, thus, accounted for the transaction as a failed sale lease back, with the HQ assets subject to the sale leaseback remaining on the balance sheet and the sale proceeds recorded as a liability in accordance with the financing method. The Company recognized a $24.9 million financing obligation at the completion of the transaction, which was recorded to the Financial obligations on a sale and lease back transaction on our Consolidated Balance Sheet. No gain or loss was record on the failed sale and lease back.
The future scheduled payments of the financing obligations on our Hanford manufacturing facility sale and lease back transaction as of December 31, 2023 are as follows (dollars in thousands):

Twelve months ended December 31,
2024	$4,284
2025	4,035
2026	4,156
2027	4,681
2028	62,180
Total	79,336
Less implied interest	(41,853)
Less expected tenant improvement allowance	(12,000)
Present value of payments	$25,483

Under the terms of the sale and leaseback transaction, we expect to receive $12.0 million in tenant improvement allowance, the repayment of which is included into the financing obligation payments above.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
10.Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
As of December 31, 2023 and 2022, the Company had accrued legal contingencies of $21.6 million and $18.9 million, respectively, recorded within Accrued expenses and other current liabilities for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable. For the legal matters involving third party vendors, such as suppliers and equipment manufacturers, the Company recorded an accrual in Accounts payable in the Consolidated Balance Sheets based on the amount invoiced by such vendors, which represents the minimum amount of loss out of the range of potential outcomes in accordance with ASC 450-20-30-1.
Class and Derivative Actions
Zhou v. Faraday Future Intelligent Electric Inc. f/k/a Property Solutions Acquisition Corp. et al., Case No. 2:21-cv-009914 (U.S. District Court – Central District of California).

On December 23, 2021, a putative class action lawsuit alleging violations of the Exchange Act was filed in the United States District Court, Central District of California, against the Company and its former Chief Executive Officer and Chief Financial Officer, and its current Chief Product and User Ecosystem Officer, as well as the Co-CEOs of Property Solutions Acquisition Corp. (“PSAC”). On May 6, 2022, the appointed lead plaintiffs in the Zhou putative class action filed an amended complaint alleging violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, Sections 11 and 15 of the Securities Act , and related “control” person claims for secondary liability under those statutes, seeking unspecified damages. On or about July 7, 2022, defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part, finding, among other things, that the plaintiffs had failed to sufficiently plead a claim with respect to the alleged statements made as to the expected schedule for the production and delivery of the FF 91 vehicle, but had sufficiently pled a claim for violation of Sections 10(b), 14(a) and 20(a) of the Exchange Act with respect to certain statements made in 2021 concerning Legacy FF receipt of 14,000 reservations for the FF 91 vehicle. On January 6, 2023, the plaintiffs declined to again amend their complaint to attempt to reallege the claims dismissed by the court, thereby making the operative complaint the one that was at issue in the motion to dismiss absent the judicially dismissed claims. The Company and the other defendants filed answers to that compliant on February 10, 2023, following which the parties engaged in discovery. On April 27, 2023, the court granted the parties’ joint motion for a temporary stay pending mediation. The parties thereafter participated in a private mediation on June 29, 2023. After further discussions and negotiations, the parties reached an agreement-in-principle to settle the Zhou putative class action. Although denying all allegations, the Company nevertheless agreed to settle the Zhou putative class action for a non-reversionary cash payment of $7.5 million for the benefit of the settlement class and to be funded entirely by the Company’s insurers, in exchange for the release of all claims asserted against the Company. The court granted preliminary approval of the settlement on November 7, 2023, and scheduled a hearing for final approval of the settlement that took place on March 18, 2024. On January 23, 2024, the ostensible lead plaintiff in the Consolidated Delaware Class Action discussed below, filed an Objection to final approval of the settlement (the “Objection”) to which the Company and the other defendants responded on March 11, 2024. On March 18, 2024, the court overruled the Objection in its entirety and entered an Order finally approving the Zhou putative class action settlement.

Farazmand v. Breitfeld et al., Case No. 2:22-cv-01570 (U.S. District Court – Central District of California).
Zhou v Breitfeld et al., Case No. 2:22-cv-01852 (U.S. District Court – Central District of California).
Moubarak v. Breitfeld et al., Case No. 1:22-cv-00467 (U.S. District Court – District of Delaware).
Wang v. Breitfeld et al., Case No. 1:22-cv-00525 (U.S. District Court – District of Delaware).
Wallace v. Breitfeld et al., Case No. 2023-0639-KSJM (Delaware Court of Chancery).
Ashkan Farazmand and Wangjun Zhou v. Breitfeld, et al.,Case No. 2023-1283 (Delaware Court of Chancery).

On March 8 (Farazmand) and March 21 (Zhou), 2022, putative stockholder derivative lawsuits were respectively filed in the United States District Court, Central District of California and were subsequently consolidated in an action now entitled In re Faraday Future Intelligent Electric Inc. Case No. 2:22-cv-1570 (the “California Federal Derivative Action”). The California Federal Derivative Action was stayed pending resolution of certain proceedings in the Zhou putative class action, which stay expired in February 2023. Plaintiffs thereafter filed a verified consolidated amended complaint on June 2, 2023, in response to which the Company and the other defendants filed a motion to dismiss. On January 22, 2024, the court granted in

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
part, and denied in part, the motion to dismiss with leave to amend. On February 6, 2024, the parties filed a stipulation to stay the California Federal Derivative Action pending mediation that was entered by the court on February 12, 2024, and that will stay the case until 30 days after the date of mediation.

On April 11 (Moubarak) and April 25 (Wang), 2022, putative stockholder derivative lawsuits were respectively filed in the United States Delaware District Court (collectively, the “Delaware Federal Derivative Actions”). On February 6, 2023, the Delaware Derivative Actions were and remain stayed pending resolution of the pending proceedings in the Zhou putative class action.

On June 21 (Wallace) and December 22 (Farazmand), 2023, putative derivative lawsuits were respectively filed in the Delaware Court of Chancery (collectively, the “Delaware State Derivative Actions”). The parties stipulated to a stay of the Wallace action which was entered by the court on December 29, 2023. In the Farazmand action, the Company and the other defendants plan to file various motions to dismiss in response to the Farazmand complaint pursuant to a yet to be determined briefing schedule.

Each of the foregoing derivative lawsuits purport to assert claims on behalf of the Company against certain of the Company’s current and former officers and directors for alleged violations of the Exchange Act or for various common law claims based upon those officers’ and directors’ alleged breaches of their purported fiduciary duties owed to the Company and/or for their alleged aiding and abetting of those purported breaches, resulting in unspecified damages to the Company. Although the complaints filed in the foregoing lawsuits vary in detail, they are generally premised upon many of the same underlying allegations made in the Zhou putative class action.

The Company maintains that each of the derivative lawsuits is without merit and has stated its intention to vigorously defend those actions. The Company has not concluded that an adverse outcome in these matters is either “probable” or “remote” within the meaning of the ABA Statement of Policy and, accordingly, decline to express any view as to the possible outcome of these matters.

The Consolidated Delaware Class Action

On June 14, 2022, a verified stockholder class action complaint was filed in the Delaware Court of Chancery against, among others, the Company, its former Global CEO and CFO, and its current Chief Product and User Ecosystem Officer alleging breaches of fiduciary duties (the “Yun Class Action”). On September 21, 2022, a second verified stockholder class action complaint was filed in the Delaware Court of Chancery against, among others, FFIE, the Co-CEOs and independent directors of PSAC, and certain third-party advisors to PSAC, alleging breaches of fiduciary duties, and aiding and abetting alleged breaches, in connection with disclosures and stockholder voting leading up to the PSAC/Legacy FF merger (the “Cleveland Class Action”), which action subsequently was consolidated with the Yun Class Action with the complaint in the Cleveland Class Action being designated as the operative pleading (collectively, the “Consolidated Delaware Class Action”). In April, 2023, the defendants respectively filed motions to dismiss the complaint.

The Company maintains that the Consolidated Delaware Class Action is without merit and has stated its intention to vigorously defend that action. The Company has not concluded that an adverse outcome in these matters is either “probable” or “remote” within the meaning of the ABA Statement of Policy and, accordingly, decline to express any view as to the possible outcome of these matters.
Additionally, on September 19, 2022, FF Global, filed a lawsuit in the Chancery Court of the State of Delaware against FFIE, seeking the removal of Ms. Susan Swenson and Mr. Brian Krolicki from the Board. On September 27, 2022, the case was dismissed without prejudice pursuant to an agreement between FF Global and FF Top (the “Heads of Agreement”). Shortly following the execution of the Heads of Agreement, FF Global began making additional demands of the Company which were beyond the scope of the terms contemplated by the Heads of Agreement and pertained to, among other things, the Company’s management reporting lines and certain governance matters. On September 30, 2022, FF Global alleged that the Company was in material breach of the spirit of the Heads of Agreement. The Company believes it has complied with the applicable terms of the Heads of Agreement, and disputes any characterization to the contrary. Such disputes divert management and Board resources and are costly. There can be no assurance that this or any other dispute between the Company and FF Global will not result in litigation. On October 3, 2022, Ms. Swenson and Mr. Scott Vogel, a member of the Board, tendered their resignation from the Board effective immediately. On October 3, 2022, Mr. Jordan Vogel also tendered his resignation from the Board

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately.
Governance Matters
Following the completion of the Special Committee (as defined below) investigation through the date hereof, the Company and certain of its directors and officers have received numerous e-mail communications from a group of self-described “employee whistleblowers” and from various individuals and entities who represented themselves as current investors of the Company. These communications have included various allegations (including, for example, that certain directors have conspired to push the Company into bankruptcy for their own personal gain) and requests for certain organizational and governance changes. The Company engaged an independent law firm to conduct a thorough independent external investigation with respect to these allegations. The independent investigation found that all such allegations have been without merit.
Other Legal Matters
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
On January 30, 2023, Riverside Management Group, LLC (“Riverside”) filed a verified complaint seeking to enforce its alleged contractual right to the advancement of all reasonable costs and expenses, including attorneys’ fees, it has and will incur as a named defendant in the Consolidated Delaware Class Action under its October 13, 2020 Transaction Services Agreement with FFIE and Property Solutions Acquisition Sponsor, LLC (the “TSA”), pursuant to which Riverside provided PSAC with advisory services in connection with the PSAC/Legacy FF merger. In addition to seeking the advancement of such costs and expenses, Riverside also seeks an award of its attorneys’ fees and costs incurred in enforcing its alleged advancement rights under the TSA, and has concurrently filed a Motion for Expedited Proceedings, requesting that trial of the action be conducted on a summary basis and commence within 30 days of the motion’s disposition. The Company entered into a Stipulation and Order with Riverside under which it would conditionally advance Riverside the reasonable attorneys’ fees and costs it incurs in defense of the Consolidated Delaware Action, subject to, and in express reservation of, the Company’s right to recover all such fees and expenses following disposition of the Consolidated Delaware Class Action. On May 30, 2023, the Company filed a Motion to Compel Arbitration. Given the early stages of the legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
On January 31, 2023, Raymond Handling Solutions, Inc. (“Raymond”), an equipment supplier, filed an action alleging that the Company breached its contract with Raymond and refused to pay for warehouse racking equipment. Raymond requested a judgement in its favor in the amount of $1.14 million. The Company defaulted on the payment plan and a trial had been set for July 2024 to resolve the matter. On April 15, 2024, the Company and Raymond executed a Settlement Agreement in order to release all claims in exchange for the return of racks.

In July 2021, the Company and Palantir entered into a Master Subscription Agreement (“MSA”) that sets froth the terms of the Palantir’s platform hosting arrangement which was expected to be used as a central operating system for data and analytics. On April 26, 2023, the Company received a letter from Palantir Technologies Inc. (“Palantir”) providing a notice of dispute regarding the Company’s alleged material breach of the MSA with Palantir. The letter asserts that the Company has not paid invoices totaling $12.3 million of past due fees. On July 7, 2023, Palantir filed a Demand for Arbitration against the

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Company with Judicial Arbitration and Mediations Services, Inc., regarding a dispute between Palantir and the Company over the MSA. Palantir alleges that the Company has refused to make payments under the MSA. Palantir asserts claims for: (i) breach of contract; (ii) breach of the covenant of good faith and fair dealing; and (iii) unjust enrichment. Palantir alleged that the amount in controversy was $41.5 million. On August 4, 2023, the Company submitted its response to Palantir’s arbitration demand. The Company’s response included both affirmative defenses and a general denial of all allegations in Palantir’s arbitration demand. On March 11, 2024, the Company and Palantir executed a Settlement and Release Agreement in order to terminate the MSA and resolve the disputes. The Company agreed to pay Palantir $5.0 million, with a liquidated damages clause of $0.25 million for late payments. This settlement includes mutual waivers and releases of claims to avoid future disputes.

On May 2, 2023, the Company received a notice of Commencement of Arbitration by Envisage Group Developments Inc. USA (“Envisage”) for unpaid invoices relating to professional engineering services and for design and manufacture of a Master Buck cube with a total claimed damages of $1,104,770.72. At the hearings, the Company disputes the adequacy of Envisage’s documentation for professional services and contends that no contract exists for Master Buck due to unfulfilled payment conditions. The Company further challenges Envisage’s unilateral alteration of payment terms. A post-arbitration briefing was held on May 21, 2024, with an anticipated ruling from the arbitrator shortly thereafter. The Company maintains that the dispute is without merit and has stated its intention to vigorously defend the action. The Company has not concluded that an adverse outcome in this matter is either “probable” or “remote” within the meaning of the ABA Statement of Policy and, accordingly, decline to express any view as to the possible outcome of this matter.
On June 12, 2023, the Company received a letter demanding access to the Company’s books and records in connection with (a) the Company entering into the amended and restated shareholder agreement with FF Top Holding LLC n/k/a FF Global and (b) certain other related matters. Given the early stages of the legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
On June 13, 2023, L & W LLC (“Autokiniton”), a provider of tooling for use in the automotive industry, filed an action in State of Michigan 3rd Judicial Circuit County of Wayne Court alleging the Company breached its contract with Autokiniton and refused to fulfill its obligations under the applicable Purchase Order. Autokiniton requested a judgment in the amount of at least $8.1 million. In discovery, the Company has conceded that $4.6 million is due and owing under the Purchase Order, and it is anticipated that the court will likely grant Autokintion’s prospective motion for summary disposition and enter judgment for the undisputed amount owed. The Company disputes that the remaining $3.5 million alleged balance is owed and has stated its intention to vigorously defend the action as to that alleged balance. The Company has not concluded that an adverse outcome in this matter is either “probable” or “remote” within the meaning of the ABA Statement of Policy and, accordingly, decline to express any view as to the possible outcome of this matter.
On October 11, 2023, Joseph Hof and Scott McPherson filed a class action lawsuit in Supreme Court of the State of New York, County of New York against Benchmark 237 LLC, Benchmark Real Estate Trust, SLLC, Canvas Investment Partners, LLC, Canvas Property Group, LLC, Juliet Technologies, LLC, and the Company, alleging that the defendants engaged in various scheming practices that discriminatorily impacted the plaintiffs and other class members The court granted the Company’s Motion to Dismiss on January 12, 2024, and dismissed the case on January 18, 2024. The plaintiffs filed an appeal on February 12, 2024, against the dismissal orders. Given the early stages of the assertion, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
On December 8, 2023, 10701 Idaho Owner, LLC (“Landlord”) notified the Company of rental defaults amounting to $645,819.37 for the months of October to December 2023, demanding a 5% late fee and 18% annual interest on overdue amounts. Following this, the parties reached a First Amendment to the Lease Agreement dated October 19, 2023 to address the Company’s total rent default of $1.1 million, including a $125,000 partial payment made on January 26, 2024, and additional late fees and charges of $158,771. The amendment established a repayment plan requiring the Company to pay $1.2 million from February 26 to March 31, 2024, and to either replenish or provide a new $0.6 million Letter of Credit. On March 26, 2024, the Landlord served the Company with a Notice to Pay or Quit, demanding payment of $1.0 million within five business days. On April 10, 2024, the Company made a $150,000 payment to Landlord in exchange for Landlord deferring further action in this matter.
On February 14, 2024, Rexford Industrial - 18455 Figueroa, LLC (“Rexford”) filed a Complaint for Unlawful Detainer against Faraday SPE, LLC in Superior Court of California, County of Los Angeles. The complaint asserts that the Company has failed to pay outstanding rent in the amount of $917,887.26. Furthermore, Rexford seeks recovery of reasonable attorney’s fees and damages calculated at a rate of $10,187.23 per day commencing from March 1, 2024. This action is based on a breach of a Lease Agreement dated March 8, 2019, for premises at 18455 S. Figueroa Street, Gardena, Los Angeles, with Rexford

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
requesting forfeiture of the lease. On April 10, 2024, the court issued a Notice of Dismissal, dismissing the Complaint without prejudice.
On March 25, 2024, Cooper Standard GmbH filed a lawsuit against Faraday&Future Inc. in Superior Court of California, County of Los Angeles, alleging non-payment of the estimated sum of $1.5 million, which constitutes a breach of contractual obligations set forth in purchase orders, a Letter of Tool Acceptance, and invoices to facilitate the supply of automotive products and services for the FF 91 vehicle from August 2021 to December 2022. Given the early stages of the legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
On March 27 and March 29, 2024, Jose Guerrero and Victoria Xie, former Senior Director of Sales and Aftersales, and Go-to-Market Project Manager and Launch Manager, respectively, filed wrongful termination lawsuits against Faraday&Future Inc. and certain of its officers in Superior Court of California, County of Los Angeles. Each plaintiff is demanding compensatory, general, and special damages, each not less than $1.0 million. On April 19, 2024, an additional formal employee submitted a request for arbitration against the same group of defendants without quantifying alleged damages. Given the early stages of these legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
Other than disclosed herein, as of the date hereof FF is not a party to any legal proceedings the outcome of which, if determined adversely to FF, would individually or in the aggregate be reasonably expected to have a material adverse effect on FF’s business, financial condition, or results of operations.
Dispute with Noteholders
In August 2023, and September 2023, the Company received correspondence from each of Senyun, MHL and V W Investment alleging that the Company had entered into oral agreements to compensate those investors for any losses in connection with converting their notes into shares of the Company in order to support the Company’s proposals at the August 2023 special stockholders meeting. The Company is unaware of any such oral agreements and is contesting these claims on multiple grounds.

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

In connection with the Business Combination, statements made by certain Company employees to certain investors describing the role of Mr. Yueting Jia, within the Company were inaccurate and his involvement in the management of the Company post-Business Combination was more significant than what had been represented to certain investors.

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
Notes to Consolidated Financial Statements

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
Notes to Consolidated Financial Statements

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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

●	certain other disciplinary actions and terminations of employment with respect to other FF employees (none of whom is an executive officer).
As of May 17, 2024, FF is continuing to implement certain of the remedial actions approved by the Board. However, certain of these remedial actions are no longer in effect and no assurance can be provided that those remedial measures that continue to be implemented will be implemented in a timely manner or at all, or will be successful to prevent inaccurate disclosures in the future. Please see “Risk Factors – Risks Related to FF’s Business and Industry – FF has taken remedial measures in response to the Special Committee findings. There can be no assurance that such remedial measures will be successful. In addition, there can be no assurance that such remedial measures will be fully implemented in light of the recent corporate governance agreements with FF Top and FF Global and the recent assessment by the Board of FF’s management structure, including management roles, responsibilities and reporting lines and changes to the Board.” However, pursuant to the Heads of Agreement, FF has implemented certain governance changes that impact certain of the above-discussed remedial actions. On October 3, 2022, Ms. Swenson tendered her resignation from her role as both Executive Chairperson and member of the Board effective immediately. In addition, on October 3, 2022, Mr. Scott Vogel resigned from the Board effective immediately and Mr. Jordan Vogel resigned effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately. On December 15, 2022, Mr. Lee Liu tendered his resignation from the Board, which resignation was effective on December 18, 2022. On December 18, 2022, Mr. Jie Sheng was appointed to the Board, effective immediately, following the resignation of Mr. Liu. On December 25, 2022, Mr. Edwin Goh tendered his resignation from the Board, which resignation was effective on December 26, 2022. On December 27, 2022, Ms. Ke Sun was appointed to the Board, effective immediately, following the resignation of Mr. Goh. Mr. Sheng and Ms. Sun are designees of FF Top pursuant to the Amended Shareholder Agreement. On December 26, 2022, Dr. Carsten Breitfeld tendered his resignation from the Board, which resignation was effective immediately. On December 27, 2022, Mr. Xuefeng Chen was appointed to the Board, effective immediately, following the resignation of Dr. Breitfeld. On January 20, 2023, Mr. Qing Ye tendered his resignation from the Board, which resignation was effective immediately. Mr. Ye remained a consultant of the Company as an independent contractor until November 18, 2023. On January 25, 2023, Mr. Chui Tin Mok was appointed to the Board, effective immediately, following the resignation of Mr. Ye. Each of Ms. Ke Sun and Mr. Xuefeng Chen have subsequently resigned from the Board.See “Management – Governance Agreement with FF Top and FF Global” for more information.

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

Unconditional Contractual Obligations
An unconditional contractual obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding (non-cancelable, or cancellable only in certain circumstances). As of December 31, 2023, we estimate FFIE’s total unconditional contractual commitments, including purchases of inventory, tooling, machinery and equipment as well as items to be used in R&D activities; lease minimum payments and other contractual commitments, totaling $210.2 million, which included $56.8 million for the year ended December 31, 2024, $37.8 million for the two years ended December 31, 2026, $108.1 million for the two years ended December 31, 2028 and $7.6 million thereafter.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
11.Stockholders’ Equity
The number of authorized, issued and outstanding stock, were as follows:

	December 31, 2023
	Authorized Shares	Issued Shares
Preferred Stock	10,000,000	—
Class A Common Stock	49,291,667	42,433,025
Class B Common Stock	2,187,500	266,670
	61,479,167	42,699,695

	December 31, 2022
	Authorized Shares	Issued Shares
Preferred Stock	10,000,000	—
Class A Common Stock	3,395,834	2,347,276
Class B Common Stock	312,500	266,670
	13,708,334	2,613,946
Amendments to the Company’s Certificate of Incorporation
On the Closing Date of the Business Combination, the Company’s shareholders adopted the Company’s Second Amended and Restated Certificate of Incorporation. The amendment set forth the rights, privileges, and preferences of the Common Stock. The amendment authorizes the issuance of 10,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board. The Board is empowered, without stockholder approval, to issue the Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock; provided that any issuance of preferred stock with more than one vote per share will require the prior approval of the holders of a majority of the outstanding shares of Class B Common Stock.
At a special meeting of the Company’s stockholders held on November 3, 2022, stockholders approved, among other things, an increase to the number of the Company’s authorized shares from 3,437,500 to 3,750,000. On November 22, 2022, the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the increase.
A special meeting of the Company’s stockholders held on February 28, 2023, the Company’s stockholders approved a further increase to the number of the Company’s authorized shares of Class A Common Stock from 3,395,834 to 7,041,667, increasing the Company’s total number of authorized shares of Common Stock and preferred stock from 13,708,334 to 17,354,167. On March 1, 2023, the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect such amendment.
Additionally, at a special meeting of the Company’s stockholders held on August 16, 2023, the Company’s stockholders approved a proposal authorizing the Board to effect a reverse stock split of the outstanding Common Stock at a range between 1-for-2 and 1-for-90 shares of outstanding Common Stock, and a proposal stating that a reverse stock split is implemented at a ratio of 1-for-8 or greater. On August 22, 2023, the Board approved the Reverse Stock Split ratio (1-for-80). Accordingly, on August 24, 2023, the Company filed the Third Amended and Restated Certificate of Incorporation of the Company to effect the Reverse Stock Split and to set the number of authorized shares of Common Stock to 51,479,167. As a result, effective August 25, 2023, every 80 shares of the issued and outstanding Common Stock were converted into one share of Common Stock, without any change in par value per share, and the authorized shares of Common Stock were reduced to 51,479,167, composed of (i) 49,291,667 shares of Class A Common Stock and (ii) 2,187,500 shares of Class B Common Stock. No fractional shares of

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Common Stock were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have received a fractional share were instead issued a full share in lieu of such fractional share.

The Class A Common Stock began trading on The Nasdaq Capital Market on a split-adjusted basis at the opening of trading on August 28, 2023 under the symbol “FFIE” with a new CUSIP number (307359 505). The Company’s Public Warrants continue to be traded on The Nasdaq Capital Market under the symbol “FFIEW” and the CUSIP number for the warrants remains unchanged.

On February 5, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the office of the Secretary of the State of Delaware to effect an increase in the authorized shares of Common Stock from 154,437,500 to 1,389,937,500.

At a special meeting of the Company’s stockholders held on February 5, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Common Stock by a ratio of 1-for-3, with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of the Special Meeting and a corresponding reduction in the total number of shares of Common Stock the Company is authorized to issue. On February 23, 2024, the Company filed a second amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect this reverse stock split and to set the number of authorized shares of Common Stock to 463,312,500 (which is 1,389,937,500 divided by 3). Pursuant to the Certificate of Amendment, effective as of 5:00 p.m., Eastern Time, on February 29, 2024 (, every three shares of the issued and outstanding Common Stock was automatically converted into one share of Common Stock, without any change in par value per share and the number of authorized shares of Common Stock was reduced to 463,312,500.
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
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2023 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Ares Warrants	9,139,280	$0.73	August 5, 2027
SPA Warrants	556,205	$0.73	Various through November 28, 2030
Public Warrants	98,088	$2,760.00	July 21, 2026
Private Warrants	464	$2,760.00	July 21, 2026
Total	9,794,037

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2023, 251,649 warrants were exercised to purchase 213,037 shares of Class A Common Stock for cash proceeds of $4.1 million. Certain of the warrants were exercised pursuant to a cashless exercise feature whereby 38,612 warrant shares were surrendered as the purchase price.
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2022 were as follows:

	Number of warrants	Exercise Price	Expiration Date
SPA Warrants	1,443,555	$55.20	Various through September 23, 2029
ATW NPA Warrants(1)	320,019	$55.20	Various through August 10, 2028
Other warrants	122,728	$55.20	August 5, 2027
Public Warrants	98,088	$2,760.00	July 21, 2026
Private Warrants	464	$2,760.00	July 21, 2026
Total	1,984,854
(1) The ATW NPA Warrants were fully exercised during the year ended December 31, 2023, through which the Company received aggregate proceeds of $0.3 million that was recorded as an increase to Additional paid-in capital.
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
As of December 31, 2022, the Company reclassified the earnout shares from equity classification to liability classification as a result of the Company having insufficient authorized shares to share-settle the earnout, which was previously determined to be equity classified under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. As a result of the reclassification, the Company reclassified $2.3 million out of Additional paid-in capital into the Earnout liability, which is included in Other current liabilities in the Consolidated Balance Sheet as of December 31, 2022.
As of December 31, 2022, the Company reclassified 224,253 shares of outstanding share-based payment arrangements from equity classification to liability classification as a result of the Company having insufficient authorized shares to settle the share-based payment arrangements when the awards vest or are exercised. As a result of the reclassification, the Company reclassified an amount of $4.0 million out of Additional paid-in capital into Share-based payment liability, which is included in Other current liabilities in the Consolidated Balance Sheet as of December 31, 2022.
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
As a result of the Reverse Stock Split and the related increase in the number of available authorized shares of Class A Common Stock, effective August 25, 2023 the Company had sufficient authorized shares of Class A Common Stock to fully settle its equity-linked financial instruments in shares. Accordingly, on August 25, 2023, the Company reclassified the fair value of the Earnout liability of $1.4 million and the fair value of the Share-based payment liability of $2.0 million into Additional paid-in capital.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

Refer to the table summarizing the activity of Level 3 fair value measurements in Note 13, Fair Value of Financial Instruments for the changes in fair value of the Earnout liability and the Share-based payment liability recognized in periods when they were thus classified.

Salary Deduction and Stock Purchase Agreement
On September 21, 2023, certain executive officers of the Company entered into Salary Deduction and Stock Purchase Agreements (collectively, the “SD SPA”) with the Company. Under the SD SPA, on each payroll date after the receipt of stockholder approval of the SD SPA, the officer has agreed to authorize the Company to deduct 50% of the officer’s after-tax base salary. This deducted amount will be used to purchase a number of shares of Class A Common Stock determined using the VWAP (as defined in the SD SPA) of Class A Common Stock per share on the applicable payroll date. Pursuant to the SD SPA, the officer may decrease the amount of the deduction upon notice to the Board. No shares have been purchased under the SD SPA as of December 31, 2023.

12.Stock-based Compensation
2021 SI Plan
In July 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 SI Plan”). The 2021 SI Plan allows the Board of Directors to grant up to 206,557 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for the Class A Common Stock to employees, directors, and non-employees. The number of shares of Class A Common Stock available under the 2021 SI Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022, and continuing until (and including) the calendar year ending December 31, 2031. Annual increases are equal to the lesser of (i) 5 percent of the number of shares of Class A Common Stock issued and outstanding on December 31 of the immediately preceding fiscal year and (ii) an amount determined by the Board. As of the date of issuance of the Consolidated Financial Statement, the Board is evaluating the timing and extent of such increases.
As of the effective date of the 2021 SI Plan, no further stock awards have been or will be granted under the EI Plan or STI Plan (defined below).
As of December 31, 2023 and 2022 the Company had 1,067,189 and 101,053 shares of Class A Common Stock available for future issuance under the 2021 SI Plan.
Option Awards
A summary of the Company’s stock option activity under the SI Plan is as follows (dollars in thousands except weighted average exercise price):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	27,694	$662.40	8.97	$—
Granted	12,500	259.20
Exercised	(207)	213.60
Expired/forfeited	(8,090)	700.50
Outstanding as of December 31, 2023	31,897	$497.13	8.74	$5,351

Exercisable as of December 31, 2023	10,119	535.83	8.63	$2,352

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
As of December 31, 2023, the total unrecognized stock-based compensation expense for stock options granted under the SI Plan was $0.4 million, which is expected to be recognized over a weighted average period of 3.9 years.
The weighted-average assumptions used in the Black-Scholes option pricing model for awards granted during the year ended December 31, 2023 are as follows:

2023
Risk-free interest rate:	3.53%
Expected term (in years):	8.71
Expected volatility:	89.62%
Dividend yield:	0%
Grant date fair value per share	$259.20
The total grant date fair value of options vested during the years ended December 31, 2023 and 2022 was $2.5 million and $2.7 million, respectively.

Restricted Stock Units

A summary of the Company’s RSU activity under the SI Plan is as follows:

	Shares	Weighted Average Fair Value
Outstanding as of December 31, 2022 (1)	74,457	$261.60
Granted	102,012	67.56
Released	(25,970)	258.24
Forfeited	(35,138)	245.43
Outstanding as of December 31, 2023	115,361	$94.62

(1)     The Company’s subsidiaries in China have employees who are citizens of the PRC. Pursuant to the regulation Circular 78 and Circular 7 issued by the Central State Administration of Foreign Exchange of PRC (“SAFE”), we cannot release vested RSUs to it’s PRC citizen employees before they have completed the required SAFE registration with a dedicated account set up for each of them to repatriate proceeds back to China under the SAFE. As a result, 6,037 RSUs of the Company’s PRC citizens employees vested in 2022 were included in the outstanding RSUs at December 31, 2022 as unreleased RSUs because those employees did not complete the SAFE registration process.
As of December 31, 2023, the total unrecognized stock-based compensation expense for RSUs granted under the SI Plan was $1.4 million which is expected to be recognized over a weighted average period of 3.76 years.
The total fair value of RSUs vested during the years ended December 31, 2023 and 2022 was $4.4 million and $6.0 million, respectively.

As further described in Note 2, Liquidity and Capital Resources and Going Concern, during 2022 management had been undertaking certain cash conservation measures directed toward achieving start of production of the FF 91 with available and secured funds. As part of these measures, in October 2022, management implemented the Crowd Entrepreneurship – 2022 RSU Project (“CEP”), according to which employees were granted 37,894 RSUs, fully vested on December 31, 2022 subject to continued employment with the Company. The RSUs were granted in lieu of at least a 25% reduction in salary from November 1, 2022 to December 31, 2022, subject to certain laws and regulations.

EI Plan
On February 1, 2018, the Board adopted the Equity Incentive Plan (“EI Plan”), under which the Board authorized the grant of up to 176,625 incentive and nonqualified stock options, restricted stock, unrestricted stock, restricted stock units, and other stock-based awards for Legacy FF’s Class A Ordinary Stock to employees, directors and non-employees.
On the closing date and in connection with the Business Combination, each of the Legacy FF’s outstanding options

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
under the EI Plan immediately prior to the closing of the Business Combination remained outstanding and converted into the right to purchase the Company’s Class A Common Stock based on the Exchange Ratio.
A summary of the Company’s stock option activity under the EI Plan is as follows (dollars in thousands except weighted average exercise price):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	97,592	$679.20	6.92	$22
Granted	—	—
Exercised	—	—		—
Expired/forfeited	(16,389)	772.77
Outstanding as of December 31, 2023	81,203	$660.21	5.92	$31,743

Exercisable as of December 31, 2023	67,592	$632.67	5.75	$26,679
The weighted-average assumptions used in the Black-Scholes option pricing model for awards granted during the year ended December 31, 2021 are as follows:

2021
Risk-free interest rate:	0.79%
Expected term (in years):	6.05
Expected volatility:	42.10%
Dividend yield:	0.00%
The total grant date fair value of options vested during the years ended December 31, 2023 and 2022 was $9.3 million and $6.5 million, respectively.
As of December 31, 2023, the total unrecognized stock-based compensation expense for stock options granted under the EI Plan was $0.2 million which is expected to be recognized over a weighted average period of 2.39 years.
STI Plan
On May 2, 2019, the Company adopted its Special Talent Incentive Plan (“STI Plan”) under which the Board may grant up to 58,875 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for Legacy FF’s Class A Ordinary Stock to employees, directors, and non-employees.
The STI Plan does not specify a limit on the number of stock options that can be issued under the plan. Per the terms of the STI Plan the Company must reserve and keep available a sufficient number of shares to satisfy the requirements of the STI Plan.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
A summary of the Company’s stock option activity under the STI Plan is as follows (dollars in thousands except weighted average exercise price):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	23,410	$1,521.60	6.94	$—
Granted	—	—
Exercised	—	—		—
Expired/forfeited	(859)	1,968.06
Outstanding as of December 31, 2023	22,551	$1,504.23	6.64	$16,318

Exercisable as of December 31, 2023	12,106	$901.53	5.99	$4,613
The Company elected to use the contractual term of non-employee options awarded under the STI Plan as the expected term. The weighted-average assumptions used in the Black-Scholes option pricing model for awards granted during the year ended December 31, 2021 are as follows:

2021
Risk-free interest rate:	1.39%
Expected term (in years):	9.06
Expected volatility:	35.86%
Dividend yield:	0.00%
The total grant date fair value of options vested during the years ended December 31, 2023 and 2022 was $1.7 million and $0.1 million, respectively.
As of December 31, 2023, the total unrecognized stock-based compensation expense for stock options granted under the STI Plan was $0.1 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Stock-based compensation expense
The following table presents stock-based compensation expense for all of the Company’s SI Plan, EI Plan, STI Plan and Common Units of FF Global included in each respective expense category in the Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31 (dollars in thousands):

	2023	2022
Research and development	$6,812	$13,118
Sales and marketing	807	1,744
General and administrative	1,548	2,802
	$9,167	$17,664
Included in stock-based compensation expense for the year ended December 31, 2023 is $4.1 million related to when the Company’s share-based payment awards were classified as liabilities from time to time during the year ended December 31, 2023.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
13.Fair Value of Financial Instruments

Cash Equivalents

The fair value of the Company’s money market funds is based on the closing price of these assets as of the reporting date, which are included in cash equivalents. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The Company had no cash equivalents at December 31, 2023 and 2022.

Notes Payable
The Company has elected to measure certain notes payable and related party notes payable at fair value. Specifically, the SPA Notes as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 7, Notes Payable and Note 8, Related Party Transactions). The Company used a binomial lattice model and discounted cash flow methodology to value the SPA Notes. The significant assumptions used in the models include the volatility of the Class A Common Stock, the Company’s expectations around the full ratchet trigger, the Company’s debt discount rate based on a CCC rating, annual dividend yield, and the expected life of the instrument. Fair value measurements associated with the notes payable represent Level 3 valuations under the fair value hierarchy.
The fair value adjustments related to notes payables were recorded in Change in fair value measurements on the Consolidated Statements of Operations and Comprehensive Loss.
SPA Warrants
The Company is required to measure the SPA Warrants at fair value. The Company uses a Monte Carlo simulation model to measure the fair value of the SPA Warrants, where the significant assumptions used include the volatility of the Company’s Class A Common Stock, the Company’s expectations around the full ratchet anti-dilution trigger, the contractual term of the SPA Warrants, the risk-free rate and annual dividend yield. Fair value measurements associated with the liability-classified warrants represent Level 3 valuations under the fair value hierarchy.
SEPA

On November 23, 2022, the Company issued 3,288 Commitment Shares in satisfaction of the commitment fee agreed upon in the SEPA. The Company determined that SEPA represents a derivative financial instrument under ASC 815, Derivatives and Hedging, which should be recorded at fair value at inception and each reporting date thereafter. The financial instrument was classified as a derivative asset with a fair value of zero as of December 31, 2023 and 2022.
Commitment to Issue Class A Common Stock
On July 18, 2021, the Company entered into an omnibus transaction services fee agreement and acknowledgement (“Agreement and Acknowledgement”) with RMG. Pursuant to the Agreement and Acknowledgement, the Company will issue 9,948 registered shares of Class A Common Stock to the parties upon effectiveness of the registration statement covering these shares. As of December 31, 2021, the Company’s registration statement was not effective.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
On July 21, 2022, the Company amended its agreement with the service provider and delivered 9,948 unregistered shares of Class A Common Stock in satisfaction of its obligation. Upon its settlement, the carrying amount of the commitment equaled its initial carrying amount, therefore the Company classified the entire commitment to issue Class A Common Stock to additional paid-in capital (“APIC’) in the amount of $32.9 million.

Public and Private Warrants
Upon the closing of the Business Combination, the Company assumed 95,740 Public Warrants and 2,478 Private Warrants from PSAC. The Company also issued 334 Private Warrants to settle related party notes of PSAC. The Public Warrants are indexed to the Company’s own stock and, as such, meet the scope exception in accordance with ASC 815-40 to be classified in equity. The Private Warrants are classified as liabilities and the fair value is included in Warrant Liabilities on the Consolidated Balance Sheets. The Company valued the Private Warrants using a binomial lattice model. Inherent in a binomial lattice model are assumptions related to risk free rate, annual dividend yield, expected warrant life, and volatility of the Company's stock. The Company estimated the fair value of the Private Warrants to be $0.1 million as of December 31, 2023 and 2022. Changes in the fair value of the Private Warrants are recorded in Change in Fair Value Measurements in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
Fair value measurements associated with the Private Warrants liabilities represent Level 3 valuations under the fair value hierarchy.
Transfer of Private Warrants to Unaffiliated Third Parties

During the year ended December 31, 2022 PSAC Sponsor transferred a total 2,348 Private Warrants to unaffiliated third-party purchasers on the open market. Upon such transfer, the transferred warrants became subject to identical terms to the Public Warrants underlying the units offered in the initial public offering of PSAC. Therefore, upon their transfer the Company classified the warrants to additional-paid-in-capital (“APIC”) at their fair value of $0.6 million the year ending December 31, 2022. There were no transfers during the year ending December 31, 2023.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Liabilities due to Insufficient Authorized Shares
From time to time, certain of the Company’s equity-linked financial instruments may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to the Company having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. See Note 11, Stockholders' Equity.
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy (dollars in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities[1]	$—	$—	$306
Notes payable[1]	—	—	86,712
1 Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$—	$—	$92,833
Notes payable	—	—	26,008
Earnout shares liability	—	—	2,250
Share-based payment liabilities	—	—	3,977
There were not any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the year ended December 31, 2023. The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, accounts payable, accrued liabilities and notes payable, other than the SPA Notes, approximate fair value because of their short-term nature or contractually defined value.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The following table summarizes the activity of Level 3 fair value measurements:

(in thousands)	Warrant Liabilities[1]	Notes Payable[1]	Earnout Shares Liability	Liability for Insufficient Authorized Shares Related to Stock Options and RSUs
Balance as of December 31, 2022	$92,833	$26,008	$2,250	$3,977
Additions	41,080	213,776	—	—
Net disposal pursuant to Warrant Exchange	(16,506)	—	—	—
Exercises	(47,202)	—	—	—
Debt extinguishments	1,317	13,078	—	—
Change in fair value measurements	(71,216)	(28,934)	2,033	—
Payments of notes payable, including periodic interest		(1,167)	—	—
Stock-based compensation expense			—	4,065
Reclassification from liability to equity on February 28, 2023	—	—	(5,014)	(8,978)
Reclassification from equity to liability on April 21, 2023	—	—	2,112	2,979
Reclassification from liability to equity on August 25, 2023	—	—	(1,381)	(2,043)
Conversions of notes to Class A Common Stock		(136,049)	—	—
Balance as of December 31, 2023	$306	$86,712	$—	$—
1 Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.
14.Income Taxes
The provision for income tax consisted of the following (dollars in thousands):

	2023	2022
Current:
Federal	$—	$—
State	2	2
Foreign	107	59
Total current	109	61

Deferred:
Federal	(48,499)	(79,319)
State	(22,277)	(37,128)
Foreign	6,577	11,056
Valuation allowance	64,199	105,391
Total deferred	—	—
Total provision	$109	$61
The components of losses before income taxes, by taxing jurisdiction, were as follows for the years ended December 31 (dollars in thousands):

	2023	2022
U.S.	$(411,790)	$(560,897)
Foreign	(19,845)	(41,281)
Total	$(431,635)	$(602,178)

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The provision for income taxes for the years ended December 31, 2023 and 2022 differs from the amount computed by applying the statutory federal corporate income tax rate of 21% to losses before income taxes as a result of the following:

	2023	2022
Federal income tax expense	21.0%	21.0%
State income taxes (net of federal benefit)	4.1%	4.7%
Permanent differences	(0.7)%	(0.9)%
Fair value debt adjustments	(5.8)%	(4.8)%
Disallowed interest	(1.2)%	(0.5)%
Foreign tax rate difference	0.2%	(0.1)%
Prior year true-up on deferred taxes	(0.1)%	—%
Return-to-provision adjustment	—%	0.3%
Uncertain tax benefit	(1.0)%	(0.6)%
Expiration of tax attributes	(1.8)%	(1.6)%
Valuation allowance	(14.7)%	(17.5)%
Effective tax rate	0.0%	0.0%
The main changes in permanent differences related to fair value adjustments on convertible related party notes payable and notes payable and disallowed interest expense due to embedded features. The main changes in foreign tax rate difference and valuation allowance related to higher foreign losses incurred in 2023.
The tax effects of temporary differences for the years ended December 31, 2023 and 2022 that give rise to significant portions of the deferred tax assets and deferred tax liabilities are provided below (dollars in thousands):

	2023	2022
Deferred Tax Assets:
Net operating losses (“NOL”)	$353,839	$342,888
Research and development credits	4,239	4,239
Accrued liabilities	16,646	14,762
Capital loss	3,420	3,420
Amortization	9,921	11,284
Capitalized R&D expense	74,835	—
Stock-based compensation	418	3,385
Transaction costs	45	—
Other	594	1,278
Gross deferred tax assets	463,957	381,256
Valuation allowance	(426,003)	(361,804)
Deferred tax assets, net of valuation allowance	37,954	19,452
Deferred Tax Liabilities:
Depreciation	(14,113)	(290)
State taxes	(23,841)	(19,162)
Total deferred tax liabilities	(37,954)	(19,452)
Total net deferred tax assets (liabilities)	$—	$—
The Company has recognized a full valuation allowance as of December 31, 2023 and 2022 since, in the judgment of management given the Company’s history of losses, the realization of these deferred tax assets was not considered more likely

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
than not. The valuation allowance was $426.0 million and $361.8 million as of December 31, 2023 and 2022, respectively, with increases attributable to the current year’s provision. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. During 2023 and 2022, the Company evaluated the realizability of its net deferred tax assets based on available positive and negative evidence and concluded that the likelihood of realization of the benefits associated with its net deferred tax assets does not reach the level of more likely than not due to the Company’s history of cumulative pre-tax losses and risks associated with the generation of future income given the current stage of the Company’s business.

As of December 31, 2023, the Company has U.S. federal and foreign net operating loss carryforwards of $1,094.4 million and $43.4 million, respectively, which will begin to expire in 2034 and 2024, respectively. The U.S. federal net operating loss carryforwards of $1,013.9 million generated post the Tax Cuts and Jobs Act may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. The U.S. federal net operating loss carryforwards of $80.5 million generated prior to December 31, 2017 may be carried forward for twenty years. As of December 31, 2023, the Company has California net operating loss carryforwards of $1,243.7 million, which will begin to expire in 2034.
The Company has no U.S. federal R&D tax credit carryforwards and a state R&D tax credit carryforward of $4.2 million as of December 31, 2023 which will begin to expire in 2035. The U.S. state tax credits do not expire and can be carried forward indefinitely.
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
The Company’s intention is to indefinitely reinvest earnings in all jurisdictions outside the United States. As of December 31, 2023 and 2022, there was no material cumulative earnings outside the United States due to net operating losses and the Company has no earnings and profits in any jurisdiction, that if distributed, would give rise to a material unrecorded liability.
The Company is subject to taxation and files income tax returns with the U.S. federal government, California and China. As of December 31, 2023, the 2020 through 2023 federal income tax returns and 2019 through 2023 state income tax returns are open to exam. The Company is not under any income tax audits. All of the prior year income tax returns, from 2017 through 2023, are open under China tax law.
Uncertain Income Tax Position
The aggregate change in the balance of unrecognized tax benefits for the years ended December 31, 2023 and 2022 is as follows (dollars in thousands):

	2023	2022
Beginning balance	$8,807	$4,997
Increase related to current year tax positions	4,165	3,810
Ending balance	$12,972	$8,807
In accordance with ASC 740-10, Income Taxes — Overall, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. No interest and penalties related to the Company’s unrecognized tax benefits was accrued as of December 31, 2023 and 2022, as the uncertain tax benefit only reduced the net operating losses. The Company does not expect its uncertain income tax positions

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
to have a material impact on its consolidated financial statements within the next twelve months. As of December 31, 2023 and 2022, the realization of uncertain tax positions were not expected to impact the effective rate due to a full valuation allowance on federal and state deferred taxes.
The following table summarizes the valuation allowance (dollars in thousands):

	2023	2022
Beginning balance	$361,804	$256,413
Increase related to current year tax positions	64,199	105,391
Ending balance	$426,003	$361,804
15.Net Loss per Share
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
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock attributable to Common Stock stockholders because their effect was anti-dilutive as of December 31:

	2023	2022
Shares issuable upon conversion of SPA Notes and settlement of make-whole provisions	42,768,078	725,514
Shares issuable upon exercise of SPA Warrants	556,205	1,443,555
Other warrants	9,139,280	442,747
Stock-based compensation awards – Options	31,897	148,698
Stock-based compensation awards – RSUs	115,361	74,457
Public warrants	98,088	98,088
Private warrants	464	464
Total	52,709,373	2,933,523

16.Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Consolidated Financial Statements were issued.

Insurance Coverage

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The Company is generally required to maintain certain insurance coverage that, subsequent to December 31, 2023, lapsed due to lack of payment.

On May 17, 2024, FF Adventures SPV XVIII LLC (“the Buyer”), a third-party investment firm affiliated with ATW Partners, LLC, purchased $11.9 million of Unsecured Convertible Senior Promissory Note principal from Streeterville. In connection with the purchase and sale, Streeterville assigned and transferred all rights, title and interest to the Buyer clear of any lien, claim, or encumbrance.

Subsequent Unsecured Notes

On January 2, 2024, the Company issued an unsecured note of $1.3 million to a related party with a due date of April 1, 2024 at 4.27% interest. This note is in default as of the date of these financial statements.

On January 9, 2024, the Company issued an unsecured convertible note of $1.5 million to a related party with a due date of April 8, 2024 at 4.27% interest. This note is in default as of the date of these financial statements. Principal and accrued interest are convertible at the option of the related party into either a) Common Stock of the Company at a conversion price per share equal to the closing stock price at the closing of trading day immediately prior to the day on which lender provides conversion notice or b) unsecured convertible notes of the Company pursuant to the terms contained in the Unsecured SPA.

On February 14, 2024, the Company issued a convertible unsecured note of $0.3 million to a related party with a due date of May 10, 2024 at 4.27% interest. This note is in default as of the date of these financial statements. The note is convertible, in whole or in part, at the latest closing price of FFIE (“Conversion Price”), into shares of Common Stock of the Company at the option of the related party, at any time and from time to time. The number of Common Stock issuable upon a conversion shall be determined by the quotient obtained by dividing the total amount of interest and principal accrued to be converted by the Conversion Price.

Subsequent to December 31, 2023, the Company issued unsecured convertible notes to a third party totaling $12.1 million with due dates ranging from April 25, 2024 through August 19, 2024 at 4.27% interest. Of this amount, $2.5 million is in default as of the date of these financial statements. Principal and accrued interest are convertible at the option of the related party into either a) Common Stock of the Company at a conversion price per share equal to the closing stock price at the closing of trading day immediately prior to the day on which lender provides conversion notice or b) unsecured convertible notes of the Company pursuant to the terms contained in the Unsecured SPA.

Subsequent SPA Activity

Subsequent to December 31, 2023, the Company received additional funding through the optional SPA loans totaling $8.2 million. In addition, $34.4 million of principal and $19.5 million of interest was converted into 398.6 million shares of FF's Class A Common Stock. Included in this amount is $0.7 million of principal and $0.6 million of interest to a related party activity. These related party conversions were converted into 1.3 million shares of Class A Common Stock.

Increase in Authorized Shares

On February 5, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the office of the Secretary of the State of Delaware to effect an increase in the authorized shares of Common
Stock from 154,437,500 to 1,389,937,500.

Reverse Stock Split

At a special meeting of the Company’s stockholders held on February 5, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Common Stock by a ratio of 1-for-3, with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of the special meeting and a corresponding reduction in the total number of shares of Common Stock the Company is authorized to issue. On February 23, 2024, the Company filed a second amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect this reverse stock split and to set the number of authorized shares of Common Stock to 463,312,500

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
(which is 1,389,937,500 divided by 3). Pursuant to the Certificate of Amendment, effective as of 5:00 p.m., Eastern Time, on February 29, 2024, every three shares of the issued and outstanding Common Stock was automatically converted into one share of Common Stock, without any change in par value per share and the number of authorized shares of Common Stock was reduced to 463,312,500.

The Company’s Class A Common Stock began trading on The Nasdaq Capital Market on a split-adjusted basis at the opening of trading on March 1, 2024. The Class A Common Stock continues trading on the Nasdaq Capital Market under the symbol “FFIE” with a new CUSIP number (307359 703). The Class B Common Stock also has a new CUSIP number (307359802). The Company’s publicly traded warrants continue to be traded on the Nasdaq Capital Market under the symbol “FFIEW” and the CUSIP number for the warrants remains unchanged. However, under the terms of the applicable warrant agreement, the number of shares of Class A Common Stock issuable on exercise of each warrant has been proportionately decreased. Specifically, following the effectiveness of the reverse sock split, every three shares of Class A Common Stock that may be purchased pursuant to the exercise of public warrants now represents one share of Class A Common Stock that may be purchased pursuant to such warrants. Accordingly, for the Company’s warrants trading under the symbol “FFIEW”, every three warrants became exercisable for one share of Class A Common Stock at an exercise price of $2,760.00 per share of Class A Common Stock.

Other than what has been disclosed in other footnotes or above, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

FF’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that FF files or submits under the Exchange Act, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Security Exchange Commission's (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation of FF’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act), FF’s Global Chief Executive Officer and Interim Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that FF’s disclosure controls and procedures were not effective as of December 31, 2023, due to the material weaknesses in the Company’s internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting

FF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including FF’s Global CEO and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, due to the material weaknesses described below, we concluded that the system of internal control over financial reporting was not effective.

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

●
FF did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of generally accepted accounting principles to such transactions. Specifically, FF did not design and maintain controls to timely identify and account for convertible notes under the fair value option, warrant liabilities, embedded derivatives related to convertible notes, impute interest on related party notes payable with interest rates below market rates, account for failed sale leaseback transactions, and account for warrant instruments.

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

●	FF did not maintain an effective control environment or demonstrate a commitment to maintain integrity and ethical values. Specifically, members management failed to reinforce the need for compliance and internal control awareness with certain of FF’s governance, accounting and finance policies and procedures. This resulted in inaccurate and incomplete disclosures of certain relationships, arrangements, and transactions.

●	FF did not design and maintain effective controls related to the identification and disclosure of certain arrangements and transactions with related parties.
 Each of the material weaknesses described above could result in a material misstatement to substantially all of the Company’s accounts or disclosures.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

Management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. Since identifying the material weaknesses described above, FF made the following enhancements to the Company’s internal control over financial reporting:

●	FF has added and will continue to add finance and accounting personnel to the organization to strengthen our finance and accounting teams. The additional personnel are expected to provide oversight, structure, reporting lines, and additional review over the Company’s disclosures;

●	FF has implemented and will continue to develop new accounting policies and procedures, and the Company has installed and continues to configure an IT system relevant to the preparation of the Company’s financial statements to improve communication of key areas across the different departments at FF and to provide adequate structure, accountability, and segregation of duties;

●	FF has implemented and will continue to develop enhanced controls around FF’s related party transactions, including regular attestations;

●	FF adopted an Insider Investment Reporting Policy to enhance internal reporting of related party transactions..
Our remediation activities are continuing during 2024. There has been substantial changes to the composition of the Board as a result of the governance settlement entered into between FF and FF Global, as well as substantial turnover in key management personnel, including accounting, legal and compliance personnel, which could impact our ability to implement the above-described remedial measures. In addition, the Company has engaged various advisory firms to provide consulting services to assist in improving the internal control environment and reviewing the corporate organization on a go-forward basis.

In addition, as of December 31, 2023, certain departments within the Company report to both Mr. Jia and Mr. Aydt, including the Company’s user ecosystem, capital markets, human resources and administration, and FF China (“FFCN”), subject to processes and controls that have been determined and continue to be developed by the Board after consultation with the Company’s management. Further, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act, and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act. FF has or is planning to put in place processes and controls to mitigate the risks associated with the changes in Mr. Jia’s responsibilities as well as to enhance oversight and corporate governance, including but not limited to:

●	Continuing to monitor the segregation of responsibilities and duties in the Company’s user ecosystem, capital markets, human resources and administration, and FFCN;

●
Requiring the Board, or a designated committee of the Board, to approve the signing of financing agreements, the hiring, promoting or terminating vice presidents of the Company and above (including additional Section 16 officers), and the adoption of Company-wide compensation policies;

●
While the Company has hired a Compliance Officer with the title of a Deputy General Counsel to support its compliance efforts, (hired in March 2023),it will continue to review the need to employ a Chief Compliance Officer who will report on a dotted line to the Chair of the Audit committee, and

●	Re-engaging external consulting resources review compliance activities and perform work in the capacity of an internal audit function, who will report on a dotted line to the Chair of the Audit committee.

In addition to the above actions and in view of the governance changes that the Company implemented pursuant to the Heads of Agreement and Amended Shareholder Agreement and otherwise, FF expects to engage in additional activities, including, but not limited to:

●	Continuing to hire key finance and accounting personnel as FF scales and until FF has sufficient technical accounting resources, combined with engaging external consultants to provide support and to assist in the evaluation of more complex applications of generally accepted accounting principles and to assist with documenting and assessing our accounting policies and procedures;

●	Designing and implementing controls in response to the risks of material misstatement to identify and evaluate changes in FF’s business and the impact on internal controls;

●	Designing and implementing controls for communicating and sharing information between legal, capital markets, and accounting to facilitate transactions being recorded timely and accurately;

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

●
Continuing to implement additional IT systems relevant to the preparation of FF’s financial statements and controls over financial reporting to improve communication of key areas across the different departments at the Company and to provide adequate structure, accountability, and segregation of duties; and

●	Designing and implementing IT general controls, including controls over change management, the review and update of user access controls and controls over critical batch jobs and data backups.
While FF has made progress, the material weaknesses will not be considered remediated until the Company completes the design and implementation of the enhanced controls, the controls operate for a sufficient period of time, and FF has concluded, through testing, that these controls are effective. FF believes that the remediation plan will be sufficient to remediate the identified material weakness and strengthen internal control over financial reporting.

As the Company continues to evaluate and work to improve internal control over financial reporting, FF may determine that additional measures or modifications to the remediation plan are necessary.

FF is working to remediate the material weaknesses as efficiently and effectively as possible and expects full remediation could potentially go beyond December 31, 2024. At this time, the Company cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in FF incurring significant costs, and will place significant demands on the Company’s financial and operational resources.

While FF believes these efforts will remediate the material weaknesses, the Company may not be able to complete its evaluation, testing or any required remediation in a timely fashion, or at all. FF cannot assure that the measures that have been taken to date and may be taken in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of FF’s internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Further loss and/or turnover in key management personnel, particularly accounting, finance and legal personnel, may negatively impact FF’s ability to implement its remediation plan. If FF is unable to remediate its material weaknesses, FF’s ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect the Company’s reputation and business and the market price of the Class A Common Stock. Any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of FF’s securities and harm to FF’s reputation and financial condition, or diversion of financial and management resources from the operation of FF’s business.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Item 9B. Other Information

On March 6, 2023, the Company entered into a Consulting Services Agreement (the “Consulting Services Agreement”) with FF Global, effective as of February 1, 2023. Pursuant to the Consulting Services Agreement, FF Global shall provide consultation and integrate resources to assist the Company in achieving its 2023 strategic goals, including to (i) assist the Company in developing its funding strategy; (ii) assist the Company in developing its value return & management strategy; (iii) consult on and integrate stockholder relations and stockholder resources; (iv) provide support on communications regarding stockholders meetings; (v) develop the Company’s existing stockholder financing strategy, including retail investors and others; (vi) assist the Company in risk management strategy; and (vii) assist in capability build up & operation strategy. The Consulting Services Agreement has an initial term of 12 months and automatically renews for successive 12 month periods unless earlier terminated in accordance with the terms thereof. Effective March 6, 2024, the Consulting Services Agreement renewed automatically.

As consideration, the Company shall pay FF Global a monthly fee of $0.2 million per month, due and payable on the last day of each month beginning on March 31, 2023, as well as reimburse FF Global for all reasonable and documented out-of-pocket travel, legal, and other out-of-pocket expenses incurred in connection services pursuant to the Consulting Services Agreement, (including reasonable fees and disbursements of Consultant’s external legal counsel), which out-of-pocket expenses shall not exceed $0.05 million without the prior written consent of the Company (which consent shall be in the sole and absolute discretion of the Company).

The description of the Consulting Agreement in this Item 9B is qualified in its entirety by reference to the terms of the Consulting Agreement, which is filed as Exhibit 10.62 to this Form 10-K and is incorporated herein by reference.

Insider Trading Arrangements

During 2023 and 2022, we did not adopt or terminate any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements with any officers or directors of the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth, as of the date hereof, certain information regarding our directors and executive officers who are responsible for overseeing the management of our business.

Name	Age	Position
Matthias Aydt	67	Global Chief Executive Officer and Director(4)
Yueting Jia	50	Chief Product and User Ecosystem Officer
Jonathan Maroko	39	Interim Chief Financial Officer
Scott Graziano	53	Global General Counsel
Chui Tin Mok	49	Executive Vice President, Head of User Ecosystem(4)
Hong Rao	52	Vice President, I.A.I.
Chad Chen	41	Director(1)(2)(3)
Li Han	50	Director(2)
Jie Sheng	40	Director(1)(2)(3)(4)
Lev Peker	42	Director(1)(3)

(1) Member of the Audit Committee
(2) Member of the Nominating Committee
(3) Member of the Compensation Committee
(4) Member of the Finance and Investment Committee

Executive Officers and Directors

Mr. Matthias Aydt, 67, has served as FF’s Global Chief Executive Officer since September, 2023 and has been served as a member of the Board of Directors from July 2021 to March 2023 and from September 2023 to present. He has been at FF for nearly eight years, and before being appointed as the global CEO, previously served as head of Product Execution from December, 2022 to September 2023, head of Product Definition & Mobility Ecosystems as well as head of Business Development from November 2019 to December 2022, head of Vehicle Line Executive and Vehicle Engineering from July 2016 to November 2019. Mr. Aydt was placed on probation as an executive officer for a six-month period from April 2022 to September 2022. He has over 40 years of experience in luxury OEMs across technology, operations, and general management, including developing and growing multinational organizations, establishing cross-functional work environments, designing and developing processes, project management processes, and simultaneous engineering processes. Prior to joining FF in July 2016, Mr. Aydt served as the Vice President of Vehicle Engineering of Qoros Auto from January 2015 to May 2016, held various positions at Magna Steyr from 2006 to 2014, including Branch Manager and Head of Project Management at Magna Steyr China. Mr. Aydt received his Bachelor of Science degree from Fachhochschule Ulm - Hochschule für Technik. He has also received over 15 registered patents during his career and is deeply committed to the Company, its employees, users, and investors in fulfilling the vision for a sustainable transportation future.

Mr. Aydt is well-qualified to serve on the Board based on his extensive executive experience in the automotive industry and with FF and his strategic and technical background.

Mr. Yueting Jia, 50, is the Founder of FF and has served as FF’s Chief Product and User Ecosystem Officer since September 2019 and served as CEO from 2017 to September 2019. In 2003, Mr. Jia founded Xbell Union Communication Technology (Beijing) Co., a Singapore publicly-listed company that developed and launched China’s first mobile video streaming software system. In 2004, he founded LeTV, a video streaming website. In 2011, YT Jia founded Le Holdings Co. Ltd (“LeEco”), which is an internet ecosystem technology company with business segments including smart phones, smart TV, smart cars, internet sports, video content, internet finance and cloud computing. In 2014, YT Jia founded FF. YT Jia defined and led the team in creating the FF 91. As Chief Product and User Ecosystem Officer, YT Jia oversees activities in product innovation, strategy and definition; internet, AI and autonomous driving; user experience, user acquisition and user operation, capital markets, human resources and administration, corporate strategy and China departments and reports directly to the Board.

Mr. Jonathan Maroko, 39, has served as FF’s Interim Chief Financial Officer since July 2023. Prior to this role, he served as External CFO for multiple venture-backed companies across industries during their growth phase from January 2022 to July 2023. From June 2013 to December 2021, he served as Portfolio Manager at Mulholland Vista Capital Advisors, a discretionary global macro hedge fund. Mr. Maroko began his career as an Investment Banking Analyst at Bank of America Merrill Lynch, and later worked as a Senior Investment Analyst at Vanadium Capital Management, a special situations hedge fund. He holds a Bachelor of Science in Business in Accounting and Finance from Indiana University, Kelley School of Business and is a CFA® charterholder.

Mr. Scott Graziano, 53, has served as Global General Counsel at Faraday Future since September 2023. Prior to joining FF, he served at Healthpeak Properties, Inc. (NYSE: DOC) from October 2015 to September 2023, including as Senior Vice President and Deputy General Counsel beginning in February 2017, as well as Corporate Secretary. Prior to joining Healthpeak, Mr. Graziano served as Director – Securities and Corporate Governance at Western Digital Corporation (NASDAQ: WDC). Prior to that, Mr. Graziano was a counsel at the law firm of O’Melveny & Myers LLP in Newport Beach, California, and Shanghai, China, from November 2004 to January 2015, and an associate at the law firm of Shearman & Sterling LLP in New York City from September 2000 to November 2004.

Mr. Chui Tin Mok, 49, has served as FF’s Executive Vice President and the Global Head of User Ecosystem since August 2018 and has served as a member of the Board as an executive director since January 2023. He is experienced in managing marketing and sales functions in global internet tech companies. Prior to joining FF, Mr. Mok worked in Trend Lab Limited, which he founded in January 2017. From September 2017 to January 2018, Mr. Mok was the President of EFT Solutions Limited (HKEx: 8062), a Hong Kong public company that provides online and offline payment solutions. From 2013 to 2017, he served as the Group Chief Marketing Officer of LeEco Group and also the CEO of LeEco APAC. Mr. Mok served as the Global Vice President of Sales and Marketing of Meizu Technology Co., Ltd. from 2010 to 2013. He received his Higher Diploma in Building Service Engineering from Hong Kong Institute of Vocational Education, and his Executive Master Degree in Business Administration from International Business Academy of Switzerland.

Mr. Mok is well-qualified to serve on the Board based on his extensive executive experience in the automotive industry and with FF and his technical background.

Mr. Hong Rao, 52, has served as FF’s Vice President of I.A.I. since April 2015, overseeing technology innovation, product and technology roadmap, system architecture, software and AI, among others. Prior to joining FF, Mr. Rao served as Co-Founder and Chief Technology Officer at Borqs Technologies from October 2007 to March 2015 and held several engineering leadership positions in Motorola from 2003 to 2007. Mr. Rao received his Master of Business Administration degree from Arizona State University, his Master of Science degree in Electrical Engineering from Beijing Institute of Technology, and his Bachelor of Science degree in Electrical Engineering from Shanghai University of Science & Technology.

Mr. Chad Chen, 41, has served as a member of the Board since October 27, 2022. Mr. Chen is a partner with the law firm of Yoka | Smith, LLP (“Yoka Smith”), where he has practiced since 2012. He represents national and multinational clients in both litigation and non-litigation matters. Mr. Chen’s litigation practice includes representing corporate clients in commercial and business disputes, product liability defense, and class action defense. His non-litigation practice encompasses contract management, counseling on business transactions and serving as outside general counsel in dealing with local, state, and federal agencies, including the U.S. Department of the Treasury, the U.S. Department of Commerce, United States International Trade Commission, and various tax authorities. Prior to joining Yoka Smith, Mr. Chen worked in various legal capacities for a national alternative energy company, private practice, the United States District Court, and the United States Bankruptcy Court. He received his Juris Doctor degree from Southwestern Law School in Los Angeles, California and his Bachelor of Arts in Economics and Political Science from the University of California, Irvine.

Mr. Chen is well-qualified to serve on the Board based on his extensive legal experience.

Ms. Li Han, 50, has served as a member of the Board since March 2023. Since January 2022, Ms. Li Han has served as General Counsel of Mirana Corp., a global investment firm that focuses on Web3 technologies. From June 2021 to December 2021, she served as General Counsel of Bybit Fintech Limited, a cryptocurrency trading platform. Ms. Li Han was a partner of O'Melveny & Myers LLP, an international law firm, from March 2018 to May 2021. While Ms. Li Han was a partner at O'Melveny, O'Melveny represented Legacy FF (a wholly owned subsidiary of the Company), Yueting Jia, FF Global, Royod LLC, and Ocean View Drive Inc. (“Ocean View”). She was the Group General Counsel of Shanda Investment Group, a privately-owned investment group based in Singapore, from September 2011 to February 2018. Prior to that, Ms. Li Han was an associate in two global law firms, Davis Polk & Wardwell LLP and Sullivan & Cromwell. She received her Juris Doctor degree from Columbia University, M.A. from Peking University and B.A. from Fudan University.

Ms. Li Han is well-qualified to serve on the Board based on her extensive legal and compliance experience, including from her background as general counsel for various entities and as a partner in an international law firm.

Mr. Jie Sheng, 40, has served as a member of the Board since December 2022. Mr. Sheng is currently the Head of Operations & Finance Director of FF Global, a position he has held since June 2022. FF Global, through its subsidiary FF Top, is one of the Company’s key stockholders. From October 2018 to June 2022, Mr. Sheng served as Deputy Managing Director of China Aviation Fuel (Europe) Limited, a wholly-owned subsidiary of China Aviation Oil (Singapore) Corporation (“CAO”), a Singapore Exchange-listed Company, which in turn is a majority-owned subsidiary of China National Aviation Fuel Group Corporation (“CNAF”), a Fortune 500 company, the largest Chinese state-owned aviation fuel supplier which integrates the purchase, transportation, storage, quality management, sales and into-plane service of aviation fuel in China. From October 2010 to October 2018, Mr. Sheng served as Executive Director of Finance of North American Fuel Corporation, also a wholly-owned subsidiary of CAO, which conducts aviation fuel procurement, supplies jet fuel, and engages in general aviation endeavors in North America. Mr. Sheng received a master’s degree in accounting and financial economics from the University of Essex in 2008.

Mr. Sheng is well-qualified to serve on the Board based on his finance and operational experience.

Mr. Lev Peker, 42, has served as a member of the Board since August 4, 2023. Mr. Peker is an automotive and retail experienced C-Suite executive who has served in the CEO role as well as on the board of directors at various public and private organizations. He has a results-driven mindset and a strong track record of performance in turnaround and high-paced organizations. Mr. Peker is currently the CEO of PartsiD, a leading digital commerce platform for the automotive aftermarket, a position he has held since April 2023. Prior to this role, Mr. Peker served as the CEO of CarLotz, a nationwide used car consignment retailer (which recently merged with Shift Technologies), from April 2022 to December 2022. Prior to that role, Mr. Peker was the CEO of CarParts.com from 2019 to 2022 where he oversaw a more than doubling of annual revenue, a nearly fourfold improvement in EBITDA and an increase in market capitalization of over 500%. He also led the organization through a turnaround and strategic repositioning, while creating a 3-year plan to increase operational efficiency, maximize inventory, and improve the customer experience. Mr. Peker has also held various executive roles at Adorama, Sears Holdings Corporation and US Auto Parts in his career. Mr. Peker is a Certified Public Accountant (CPA), has an MBA from The Anderson School of Management at UCLA and a BS in Accounting from USC’s Marshall School of Business.

Mr. Peker is well-qualified to serve on the Board based on his extensive corporate experience and expertise in the field.

There are no family relationships among any of our directors or executive officers.

Audit Committee Information

FF’s Audit Committee currently consists of Lev Peker, Chad Chen and Jie Sheng, each of whom is “independent” as such term is defined for Audit Committee members under the rules of the SEC and the listing standards of Nasdaq. Lev Peker is the chair of the Audit Committee. The Board has determined that Lev Peker, Chad Chen and Jie Sheng each qualifies as an “audit committee financial expert” as defined under the rules of the SEC.

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

The Audit Committee has adopted a written charter approved by the Board, which is available on FF’s website at https://investors.ff.com/corporate-governance/governance-overview.

Guidelines for Selecting Director Nominees

The Nominating and Governance Committee (the “Nominating Committee”) is responsible for, among other things, determining the criteria for Board membership, recommending Board candidates, and proposing any changes to the composition of the Board; provided that the nomination of directors by FF Top are subject to the Amended and Restated Shareholder Agreement (“A&R Shareholder Agreement”). The guidelines for selecting nominees, which are specified in the Nominating Committee charter, generally provide that persons to be nominated:

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

It is the policy of the Nominating Committee to consider persons for Board nomination identified by its members, management, stockholders, investment bankers and others, and to evaluate those individuals using the same criteria. The Nominating Committee will not distinguish among nominees recommended by stockholders and other persons. The Company’s stockholders may recommend nominees for consideration by the Nominating and Corporate Governance Committee by submitting the names and supporting information to the Company’s Secretary or the Chair of the Nominating and Corporate Governance Committee; provided that the nomination of directors by FF Top are subject to the A&R Shareholder Agreement. Under the A&R Shareholder Agreement entered into between FF and FF Top, based on FF Top’s voting power, FF Top currently has the right to nominate four out of nine directors on the Board.

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

Delinquent Section 16(A) Reports

Under Section 16 of the Exchange Act, FF’s directors, executive officers and any persons holding more than 10% of FF’s common stock are required to report initial ownership of FF common stock and any subsequent changes in ownership to the SEC. Specific due dates have been established by the SEC, and FF is required to disclose below any failure to file required ownership reports by these dates. Based solely upon a review of forms filed with the SEC and the written representations of such persons, FF is aware of no late Section 16(a) filings except as follows: (i) for Rao Hong, failure to file a Form 4 related to a grant of performance stock option for start-of-production of the EV car model FF 91; (ii) for Matthias Aydt, a late Form 4 filing related to a purchase of Series A preferred stock; (iii) for Lev Peker, a late Form 4 filing related to a grant of restricted stock unit for his director services; (iv) for Li Han, a late Form 4 filing related to a grant of restricted stock unit for her director services; (v) for Chad Chen, a late Form 4 filing related to a grant of restricted stock unit for his director services; and (vi) for Jie Sheng, a late Form 4 filing related to a grant of restricted stock unit for his director services.
Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for certain of FF’s executive officers and directors. The share amounts discussed in this section have been adjusted to reflect the 1-for-3 reverse stock split effective March 1, 2024. As an “emerging growth company” as defined in the JOBS Act, FF is not required to include a Compensation Discussion and Analysis section and has elected to apply the scaled back disclosure requirements applicable to emerging growth companies, which require compensation disclosure for all individuals who served as FF’s principal executive officer during 2023, its two most highly compensated executive officers other than the principal executive officer whose total compensation for 2023 exceeded $100,000 and who were serving as executive officers as of December 31, 2023 and two additional individuals for whom disclosure would have been provided but for the fact that such individual was not serving as an executive officer at the end of 2023. We refer to these individuals as “named executive officers.” For 2023, FF’s named executive officers and the positions each held as of December 31, 2023 were:

•Mr. Matthias Aydt, Global Chief Executive Officer(1)
•Mr. Xuefeng (XF) Chen, former Global Chief Executive Officer(2)
•Mr. Jonathan Maroko, Interim Chief Financial Officer(3)
•Ms. Yun Han, Former Chief Accounting Officer and Former Interim Chief Financial Officer(4)
•Mr. Chui Tin Mok, Global Executive Vice President and Global Head of User Ecosystem
•Mr. YT Jia, Chief Product and User Ecosystem Officer

(1)	Mr. Aydt was appointed Global Chief Executive Officer effective September 29, 2023.
(2)	Mr. XF Chen resigned from his position as Global Chief Executive Officer effective September 29, 2023.
(3)	Mr. Maroko was appointed Interim Chief Financial Officer effective July 24, 2023.
(4)	Ms. Han resigned from her position as Interim Chief Financial Officer of the Company effective July 5, 2023. Ms. Han resigned from her position as Chief Accounting Officer of the Company Effective February 2, 2024.

We expect that FF’s executive compensation program will continue to evolve to reflect FF’s status as a newly publicly-traded company, while still supporting FF’s overall business and compensation objectives of attracting, motivating and retaining individuals who contribute to the long-term success of FF. The Compensation Committee of the Board is responsible for administering FF’s executive compensation program and, at the direction of the Compensation Committee.

2023 Compensation of Named Executive Officers

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of the executive compensation program. In general, FF seeks to provide a base salary level designed to reflect each executive officer’s scope of responsibility and accountability. Please see the “Salary” column in the “Summary Compensation Table — Fiscal 2023” for the base salary amounts received by each named executive officer in 2023.

Bonuses

Pursuant to the terms of their respective offer letter and employment agreement, as applicable, the named executive officers are eligible for a pro-rated discretionary target bonus for 2023 in the following amounts:

•Mr. Aydt in the amount of $100,000.
•Mr. Chen in the amount of $450,000.
•Mr. Maroko in the amount of $250,000.
•Mr. Mok in the amount of $300,000.
•Ms. Han in the amount of $240,000.
•Mr. Jia in the amount of $350,000.

Based on a review of the Company’s performance in 2023, the Compensation Committee of the Board is in the process of determining whether to award these discretionary bonuses.

Equity Awards

To further focus FF’s executive officers on FF’s long-term performance, FF has granted equity compensation in the form of stock options and RSUs.

In early 2023, the Company granted Mr. Chen stock options to purchase 8,334 shares of Common Stock, which would vest in eight equal annual installments on each of the first eight anniversaries. Mr. Chen was also granted performance based stock options to purchase 4,167 shares of Common Stock, which would vest in four equal annual installments on each of the first four anniversaries of the start of production of the Company’s FF 91 model. These awards were forfeited upon Mr. Chen’s resignation.

In late 2023, the Company granted Mr. Maroko 19,324 RSUs, which will vest in four equal annual installments on each of the first four anniversaries.

Please see the “Summary Compensation Table — Fiscal 2023” and the “Outstanding Equity Awards at 2023 Fiscal Year-End” tables for further information regarding the equity grants received by the named executive officers during 2023.

Summary Compensation Table - Fiscal 2023

The following table sets forth certain information concerning compensation paid to the named executive officers for the fiscal year ended December 31, 2023 and, to the extent required by the SEC executive compensation disclosure rules, 2022:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Matthias Aydt Global Chief Executive Officer	2023	348,250	5,000	—	—	—	—	353,250
	2022	383,333	—	148	1,052	—	—	384,533
Xuefeng Chen Former Global Chief Executive Officer	2023	725,207	50,000	2,407	51,606	—	80,272	909,492
	2022	487,500	500,000	—	—	—	—	987,500
Jonathan Maroko Interim Chief Financial Officer	2023	165,758	100,000	13,391	—	—	—	279,149
Yun Han Former Chief Accounting Officer and Former Interim Chief Financial Officer	2023	390,000	325,000		—	—	—	715,000
	2022	73,976	200,000	4,983	—	—	—	278,959
Chui Tin Mok Global Executive Vice President and Global Head of User Ecosystem	2023	433,250	5,000	—	—	—	—	438,250
	2022	500,000	—	185	115	—	—	500,300
YT Jia Chief Product and User Ecosystem Officer	2023	390,750	50,000	—	—	—	—	440,750
	2022	397,900	—	1,148	68,988	—	15,728	483,764

(1)
The annualized base salaries for the named executive officers at the beginning of fiscal 2023 were as follows: Mr. Aydt $400,000; Mr. Chen, $900,000; Mr. Maroko, $400,000 (upon his appointment as Interim Chief Financial Officer in July 2023); Ms. Han, $400,000; Mr. Mok, $500,000; and Mr. Jia, $450,000. In connection with Mr. Chen's resignation as Global Chief Executive Officer, Mr. Chen's annual base salary was reduced to $750,000 effective September 29, 2023. In October 2023, Messrs. Chen, Mok, Aydt and Jia agreed to a temporary salary reduction to an annualized minimum wage of $66,000. In December 2023, as part of the Company's cost cutting initiatives, the base salaries of all named executive officers, other than Mr. Chen, were reduced by 30%, and Mr. Chen's salary was reduced by approximately 50%.

(2)	The amounts reported in this column for Mr. Chen, Ms. Han and Mr. Maroko represent cash signing and retention bonuses of $500,000, $520,000 and $100,000, respectively.
(3)
The amounts reported in these columns reflect the grant date fair value of time-based RSUs, time-based stock option awards and PSU awards, as applicable, granted to the named executive officers during 2023 and 2022 and are accounted for in accordance with FASB ASC Topic 718. The awards were valued in accordance with FASB ASC Topic 718. The RSUs were fair valued using the December 29, 2023, closing share price of $0.693.

(4)
The average of assumptions used to calculate the grant date fair value of the option awards granted in 2022 and 2023 are as follows: expected volatility of 94.19%, expected dividend yield of 0%, an assumed risk-free interest rate of 4.34% and expected term of 7.64 years.

Employment Agreements, Offer Letters and Other Compensatory Agreements

Matthias Aydt

Mr. Aydt entered into an offer letter with Faraday&Future, Inc., a California corporation and a wholly-owned subsidiary of FF (“FF U.S.”), dated March 31, 2016, that provided for his employment as Vehicle Line Executive. The offer letter provided for Mr. Aydt to receive an annual base salary of $240,000. The offer letter also provided that Mr. Aydt would be paid a signing bonus of $40,000 within 30 days of his start date of July 1, 2016 (the “employment Date”), as well as a settling in allowance of $6,000. Pursuant to the offer letter, Mr. Aydt is entitled to receive a discretionary annual performance bonus (with a target amount of $40,000). Mr. Aydt is also entitled to participate in FF U.S.’s health insurance, 401(k) plan, paid time off and paid holidays. Pursuant to the offer letter, Mr. Aydt was entitled to receive an employee stock option grant equal to 250,000 stock options. The stock option grant vested 25% on the first anniversary of the Employment Date and 1/36th on each of the following 36 months, subject to Mr. Aydt’s continued employment. Pursuant to the offer letter, Mr. Aydt’s employment constitutes employment at will.

Effective September 29, 2023, Mr. Aydt was appointed to the position of Global Chief Executive Officer of Faraday Future. In connection with his appointment to Global Chief Executive Officer, the Board approved an annual base salary of $400,000, which was consistent with his salary as Senior Vice President of Business Development and Product Definition. Mr. Aydt is also eligible to receive a discretionary annual performance bonus of up to $100,000.

Xuefeng Chen

Effective November 28, 2022 (the “Global CEO Effective Date”), Mr. XF Chen was appointed to the position of Global CEO. In connection with his appointment as Global CEO, FF and FF U.S., entered into an employment agreement with Mr. XF Chen, dated as of November 27, 2022 (the “XF Employment Agreement”), setting forth the terms of his employment and compensation. Pursuant to such employment agreement and contingent on continued service as Global CEO, Mr. XF Chen was entitled to a base salary of $900,000 and was eligible for an annual performance-based bonus of up to $600,000 under the FF’s bonus plan beginning in 2023. Mr. XF Chen also received a cash signing and retention bonus of $500,000, subject to repayment (i) in full within 15 business days of termination of Mr. XF Chen for “Cause” (as defined in the employment agreement), or (ii) on a pro-rated basis, within 15 days, if Mr. XF Chen either resigns or is terminated without Cause within 36 months of the Global CEO Effective Date. In addition, Mr. XF Chen was eligible to participate in the Faraday Future Intelligent Electric Inc. Amended and Restated 2021 Stock Incentive Plan (the “2021 Plan”). Subject to the terms of the 2021 Plan Mr. XF Chen has received $250,000 in grant date fair value of restricted stock units (“RSUs”). Additionally, in accordance to the terms of the 2021 Plan and subject to approval by the Board, Mr. XF Chen (i) received, as of the first anniversary of the Global CEO Effective Date, $300,000 in grant date fair value of RSUs, and (ii) would receive (A) as of the second anniversary of the Global CEO Effective Date, $400,000 in grant date fair value of RSUs, (B) as of the third anniversary of the Global CEO Effective Date, $450,000 in grant date fair value of RSUs, and (C) as of the fourth anniversary of the Global CEO Effective Date, $600,000 in grant date fair value of RSUs. Each RSU grant would have vested in equal 25% increments on each of the first four anniversaries of the applicable grant date, provided Mr. XF Chen remained employed with the Company on each such vesting date.

Subject to approval by the Board and the terms of the 2021 Plan, Mr. XF Chen was eligible based on continued service as Global CEO to receive an additional number of PSUs having a target grant date fair value equal to $2,000,000 if FF reached certain milestones and/or performance goals on certain dates, as specified by the Board (each a “Milestone”), and would have been granted as follows: (i) $250,000 in value after FF achieves the first Milestone; (ii) $300,000 in value after FF achieves the second Milestone; (iii) $400,000 in value after FF achieves the third Milestone; (iv) $450,000 in value after FF achieves the fourth Milestone; and (v) $600,000 in value after FF achieves the fifth Milestone. If FF reached any such Milestone, the PSUs associated with such Milestone were to be issued on the date(s) such Milestone was reached and were to vest in equal one-third increments on each of the first three annual Milestone anniversary dates following the applicable grant date, provided Mr. XF Chen remained employed with FF on each such vesting date. On February 3, 2023, the Board granted Mr. XF Chen an additional $650,000 of PSUs, which would have vested in equal one-fourth increments on each of the first four annual Milestone anniversary dates.

Pursuant to Mr. XF Chen’s employment agreement, on February 3, 2023, Mr. XF Chen received an option to purchase 2,000,000 shares of the Class A Common Stock (the "Standard Grant") 50% of which would have vested in equal 25% increments on each of the first four anniversaries of the Global CEO Effective Date, and the other 50% would have commenced vesting on the fourth anniversary of the Global CEO Effective Date, and would have vested in equal 25% increments on each of the next four anniversaries of the Global CEO Effective Date following such date, in each case, subject to Mr. XF Chen’s continued employment on each such vesting date. Mr. XF Chen also received a performance-based option to purchase 2,000,000 shares of Class A Common Stock, which started vesting upon the Company reaching certain milestones on certain dates, as specified by the Board (each, an “Option Milestone,” and such grant, the “Milestone-Based Grant”). The portion of the Milestone-Based Grant subject to each Option Milestone commenced vesting on the date such Option Milestone was achieved and would vest in equal 25% increments on each of the subsequent four anniversaries of such date. The vesting of Mr. XF Chen’ first 1,000,000 of the 2,000,000 performance-based option to purchase shares of Class A Common Stock started upon the completion of the start of production Option Milestone on March 29, 2023.

On September 16, 2023, Mr. XF Chen notified the Company of his decision to resign from his position as Global CEO of the Company effective September 29, 2023. Mr. XF Chen also resigned from his position as a member of the Board, effective September 29, 2023. Effective September 29, 2023, Mr. XF Chen resumed his prior position as FF China Chief Executive

Officer, based in China. In this position, Mr. XF Chen focused on the launch of the FF 91 2.0 Futurist Alliance in China and the next stage of developments with the dual home markets of China and the United States. Mr. XF Chen also focused on the implementation of the Company’s China business development plans, including establishing FF China joint venture, accessing China automotive market, integrating the China supply chain, and ongoing costs reductions. In connection with his resignation as Global Chief Executive Officer, his employment agreement was modified to provide for a base salary of $750,000 and eligibility for an annual performance-based bonus of up to $450,000 under the Company’s bonus plan. Mr. XF Chen’s total annual cash target was reduced 20% to $1,200,000. All other compensation terms set forth in his employment agreement remained unchanged.

Mr. XF Chen voluntarily terminated his employment with the Company in March 2024 and did not receive any severance and all unvested awards were forfeited.

Jonathan Maroko

Effective July 24, 2023, Mr. Maroko was appointed Interim Chief Financial Officer. In connection with Mr. Maroko’s appointment, the Company entered into an offer letter with Mr. Maroko, pursuant to which Mr. Maroko will receive an annual base salary of $400,000 and a signing and retention bonus consisting of $200,000, payable in two installments in cash on his start date and upon completion of 12 months of employment with the Company (the “Cash Signing and Retention Bonus”). If Mr. Maroko voluntarily leaves the Company within 24 months of his start date, he must repay a pro-rata portion of the Cash Signing and Retention Bonus (or the entire Cash Signing and Retention Bonus in the case of a termination of his employment for cause).

Mr. Maroko is eligible to receive a discretionary annual performance bonus up to $250,000. Subject to the terms of the Company’s 2021 Stock Incentive Plan, Mr. Maroko is eligible to receive (i) as of his start date with the Company, $200,000 in grant date fair value of RSUs ($80,000 of which was received on Mr. Maroko's start date), (ii) as of his first annual work anniversary with the Company, $300,000 in grant date fair value of RSUs, (iii) as of his second annual work anniversary with the Company, $400,000 in grant date fair value of RSUs, (iv) as of his third annual work anniversary with the Company, $500,000 in grant date fair value of RSUs, and (v) as of his fourth annual work anniversary with the Company, $600,000 in grant date fair value of RSUs. Each RSU grant will vest in equal 25% increments on each of the first four anniversaries of the applicable grant date, provided Mr. Maroko remains employed with the Company on each such vesting date.

Subject to approval by the Board and the terms of the Company’s 2021 Stock Incentive Plan, Mr. Maroko will be eligible to receive an additional number of PSUs having a target value equal to $2,000,000 if the Company and Mr. Maroko reach certain milestones and/or performance goals on certain dates as specified by the Board (each, a “Milestone”). Such Milestones will be determined by the Board or a committee thereof. The PSUs will be granted as follows: (i) $200,000 in target grant date fair value after the Company achieves the first Milestone, (ii) $300,000 in target grant date fair value after the Company achieves the second Milestone, (iii) $400,000 in target grant date fair value after the Company achieves the third Milestone, (iv) $500,000 in target grant date fair value after the Company achieves the fourth Milestone, and (v) $600,000 in target grant date fair value after the Company achieves the fifth Milestone. Each PSU grant will vest in equal one-third increments on each of the first three anniversaries of the applicable grant date, provided Mr. Maroko remains employed by the Company on each such vesting date.

In the event that Mr. Maroko’s employment is terminated without cause or due to his death or disability or if he resigns for good reason, then, subject to his execution and non-revocation of a standard release of claims in favor of the Company and its affiliates, he will be entitled to (i) a lump sum payment equal to twelve months’ base salary and (ii) the immediate vesting in full of all outstanding equity awards, with any applicable performance metrics to be deemed satisfied at the greater of target performance or actual performance measured on the termination date.

Yun Han

In connection with Ms. Han’s appointment as Chief Accounting Officer and Interim Chief Financial Officer in October 2022, the Company entered into an offer letter with Ms. Yun Han, pursuant to which Ms. Han will receive an annual base salary of $400,000 and a one-time signing and retention bonus consisting of $200,000 in cash (the “Cash Signing and Retention Bonus”) and RSUs having a grant date fair value of $200,000, which fully vested 30 days after Ms. Yun Han’s onboarding at the Company (the “Equity Signing and Retention Bonus” and together with the Cash Signing and Retention Bonus, the “Signing and Retention Bonus”).

Ms. Han was eligible to receive a discretionary annual performance bonus of up to $240,000. Subject to approval by the Board and the terms of the 2021 Plan, Ms. Han received as of her start date with the Company, $300,000 in grant date fair value of RSUs. Additionally, Ms. Han (i) received as of her first annual work anniversary with the Company, $400,000 in grant date fair value of RSUs, (ii) would receive as of her second annual work anniversary with the Company, $550,000 in grant date fair value of RSUs, and (iii) would receive as of her third annual work anniversary with the Company, $750,000 in grant date fair value of RSUs. Each RSU grant would vest in equal 25% increments on each of the first four anniversaries of the applicable grant date, provided Ms. Han remained employed with the Company on each such vesting date.

Subject to approval by the Board and the terms of the 2021 Plan, Ms. Han would be eligible to receive an additional number of PSUs having a target value equal to $2,000,000 if the Company and Ms. Han reach certain milestones and/or performance goals on certain dates as specified by the Board. The first tranche of such PSUs were granted to Ms. Han as of her start date and had a grant date fair value of $300,000 and would vest on the first three anniversaries of the start of production of the Company’s FF 91 model.

On July 5, 2023, Ms. Han notified the Company of her decision to resign from her positions as Interim Chief Financial Officer, principal financial officer and principal accounting officer effective immediately. Ms. Han has continued her role as Chief Accounting Officer of the Company. In February 2024, Ms. Han resigned from the Company.

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

Outstanding Equity Awards at 2023 Fiscal Year-End

FF Equity Awards:

The table below sets forth certain information concerning outstanding stock options to purchase Class A Common Stock of FF and RSUs and PSUs that were unvested as of December 31, 2023.

	Option Awards						Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, units or other rights that have not vested (#)	Equity Incentive Plan Awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Matthias Aydt	2/1/2018	325	1(1)	—	611.5	2/1/2028
	5/30/2019	741	68(1)	—	611.5	5/30/2029
	7/26/2020	729	47(1)	—	577.5	7/26/2030
	4/28/2021	—	590(1)	—	1907.4	4/28/2031
	11/23/2022	45	44(1)	—	213.6	11/23/2032

Xuefeng Chen	1/20/2021	1206	3,216(2)	—	664.1	1/20/2031
	7/4/2021	1001	1,944(2)	—	2670.1	7/4/2031
	2/3/2023	1322	11,179(2)	—	259.2	2/3/2033	723(5)	501	2,508(8)	1,738
Jonathan Maroko	10/17/2023	—	—	—	—	—	19,324(6)	13,391	—	—
Yun Han	—	—	—	—	—	—	3,773(7)	2,614	—	—
Chui Tin Mok	5/30/2019	2,969	568(3)	—	612	5/30/2029
	7/26/2020	872	100(3)	—	577.5	7/26/2030	—	—	—	—
	11/23/2022	6	5(3)	—	213.6	11/23/2032	—	—	—	—
Yueting Jia	12/15/2022	2,356	2,356(4）	—	213.6	12/15/2032	—	—	—	—

(1)
 This option is scheduled to vest as follows (subject in each case to the named executive officer’s continued employment through the applicable vesting date):
•With respect to 1 share, on January 1, 2024.
•With respect to 68 shares, in 23 equal monthly installments on the second day of each month through November 2, 2025.
•With respect to 47 shares, in 3 equal monthly installments on the sixteenth day of each month through March 16, 2024.
•With respect to 590 shares, the vesting schedule is as follows:
◦With respect to 295 shares, in 48 equal monthly installments on the twenty-ninth day of each month through March 29, 2027.
◦With respect to 118 shares, in 48 equal monthly installments beginning on March 29, 2024.
◦With respect to 118 shares, in 48 equal monthly installments beginning on March 29, 2025.
◦With respect to 59 shares, in 48 equal monthly installments beginning on March 29, 2026.
•With respect to 44 shares, in 4 equal annually installments on the twenty ninth day of March each year through March 29, 2027.

(2)
This option is scheduled to vest as follows (subject in each case to the named executive officer’s continued employment through the applicable vesting date):
•With respect to 3,216 shares, the vesting schedule is as follows:
◦With respect to 1,742 shares, in 51 equal monthly installments on the fifteenth day of each month through March 15, 2028.
◦With respect to 1,474 shares, in 39 equal monthly installments on the twenty-ninth day of each month through March 29, 2027.
•With respect to 1,944 shares, the vesting schedule is as follows:
◦With respect to 458 shares, in 19 equal monthly installments on the twenty first day of each month through July 21, 2025.
◦With respect to 372 shares, in 31 equal monthly installments on the twenty first day of each month through July 21, 2026.
◦With respect to 525 shares, in 43 equal monthly installments on the twenty first day of each month through July 21, 2027.
◦With respect to 589 shares, in 48 equal monthly installments beginning on July 21, 2024.
•With respect to 11,179 shares, the vesting schedule is as follows:
◦With respect to 7,012 shares, in 7 equal annual installments on the twenty eighth day of November each year through November 22, 2030
◦With respect to 4,167 shares, in 4 equal annual installments on the twenty ninth day of March each year through March 29, 2027.

(3)
This option is scheduled to vest as follows (subject in each case to the named executive officer’s continued employment through the applicable vesting date):
•With respect to 568 shares, the vesting schedule is as follows:
◦With respect to 14 shares on January 8, 2024.
◦With respect to 191 shares, in 13 equal monthly installments on the eighth day of each month through January 8, 2025.
◦With respect to 363 shares, in 25 equal monthly installments on the eighth day of each month through January 8, 2026.
•With respect to 100 shares, the vesting schedule is as follows:
◦With respect to 216 shares, in 15 equal monthly installments on the 26th day of each month through March 16, 2024.
◦With respect to 36 shares, in 6 equal monthly installments on the 26th day of each month through Jun 26, 2024.
◦With respect to 36 shares, in 18 equal monthly installments on the 26th day of each month through Jun 26, 2025.
◦With respect to 31 shares, in 30 equal monthly installments on the 26th day of each month through June 26, 2026.
◦With respect to 44 shares,in 42 equal monthly installments on the 26th day of each month through June 26, 2027.
•With respect to 5 shares, in 4 equal annually installments on the twenty ninth day of March each year through March 29, 2027.

(4)
This option is scheduled to vest as follows (subject in each case to the named executive officer’s continued employment through the applicable vesting date): in 4 equal annually installments on the twenty ninth day of March each year through March 29, 2027.

(5)
These RSUs are scheduled to vest in equal 25% increments on each of the first four anniversaries of the applicable grant date, provided Mr. Chen remains employed with the Company on each such vesting date.

(6)
These RSUs are scheduled to vest in equal 25% increments on each of the first four anniversaries of the applicable grant date, provided Mr. Maroko remains employed with the Company on each such vesting date.

(7)
These RSUs are scheduled to vest in equal 25% increments on each of the first four anniversaries of the applicable grant date, provided Ms. Han remains employed with the Company on each such vesting date.

(8)
These PSUs are scheduled to vest in equal 25% increments on each of the first four anniversaries of the start of delivery of the Company’s FF 91 model, provided Mr. Chen remains employed with the Company on each such vesting date.

FF Global Equity Awards:
Certain members of Company management and other Company employees are equity owners of FF Global, which beneficially owned less than 1% of the voting power of FF’s fully diluted Common Stock as of May 15, 2024. MHL is an independent investment fund with investors including FF Global. As such, MHL is a related party of the Company as MHL’s investors include a subsidiary of FF Global. FF Global has control over the Company’s management, business and operations. MHL did not hold beneficially ownership of the voting power of FF’s fully diluted Common Stock as of May 15, 2024. The below sets forth the FF Global and MHL’s equity interests for each of the named executive officers as of December 31, 2023.

FF Global Awards

Name	Date of Grant	Number of Securities Underlying Unexercised Awards Exercisable	Number of Securities Underlying Unexercised Awards) Unexercisable	Per-Unit Purchase Price ($)	Award Expiration Date
Matthias Aydt	—	—	—	—	—
Xuefeng Chen	—	—	—	—	—
Jonathan Maroko	—	—	—	—	—
Yun Han	—	—	—	—	—
Chui Tin Mok (1)	6/25/2019	3,250	—	120	6/25/2029
YT Jia	—	—	—	—	—

(1)
The FF Global equity interests are fully vested and exercisable. However, if the executive does not pay an installment of the purchase price when due, the equity interests related to that installment will be forfeited to FF Global without consideration.

Description of Retirement Plans

FF maintains a defined contribution 401(k) plan for the benefit of its full-time employees based in the United States, This 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended (the “Code”), so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer a portion of their eligible compensation, not to exceed the statutorily prescribed annual limit, in the form of elective deferral contributions to this 401(k) plan. This 401(k) plan also has a “catch-up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer amounts over the statutory limit that applies to all other employees. Currently, FF does not make any discretionary or matching employer contributions to the 401(k) plan. Participants are always vested in their contributions to the 401(k) plan.

Director Compensation Table — Fiscal 2023

The following table sets forth certain information concerning compensation paid to each of FF’s non-employee directors during 2023. Mr. Aydt, Mr. Mok and Mr. Xuefeng Chen served in 2023 as directors and employees of FF; however, they did not receive any additional compensation for their service on the Board during 2023. Please see the “– Summary Compensation Table — Fiscal 2023” for the compensation received by Mr. Chen and Mr. Aydt during 2023.

Name	Fee Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Chad Chen (1)	144,267	10,664	—	22,916
Li Han(1)	27,603	10,200	—	772,702
Adam (Xin) He (2)	257,708	736	—	68,739
Lev Peker (1)	14,712	7,017	—	538,314
Jie Sheng (1)	134,606	10,488	—	3,848
Ke Sun (2)	78,013	414	—	771

(1)	Messrs. Chad Chen, Sheng and Peker and Ms. Han were appointed to the Board effective October 27, 2022, December 18, 2022, August 4, 2023, and March 13, 2023, respectively.
(2)	Mr. He resigned from the Board effective July 31, 2023. Ms. Sun resigned from the Board effective October 10, 2023.
Non-Employee Director Compensation Policy

The following director compensation program relates to FF’s non-employee directors and accordingly, Messrs. Xuefeng Chen did not, and Mr. Aydt and Mr. Mok do not, receive compensation for their services as directors. The FF non-employee director compensation program provides for the following:

•Annual Board Cash Retainer: $50,000
•Annual Lead Independent Director Cash Retainer: $20,000
•Annual Committee Member Cash Retainers:
◦Audit Committee: $10,000

◦Compensation Committee: $6,250
◦Nominating and Corporate Governance Committee: $5,000
◦Finance & Investments Committee: $5,000
•Annual Executive Chairperson and Committee Chair Cash Premiums:
◦Executive Chairperson: $30,000
◦Audit Committee: $15,000
◦Compensation Committee: $10,000
◦Nominating and Corporate Governance Committee: $7,500
◦Finance & Investments Committee: $7,500
•Annual RSU Award: $150,000
•Compensation for Additional Time: $1,500 per Board or Board committee meeting (excepting meetings of special committees of the Board) for every meeting above 15 per year (measured from August 1 to July 31 of each year), up to a maximum of $20,000 for each calendar month.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The following table and accompanying footnotes set forth information with respect to the beneficial ownership of Common Stock, as of May 17, 2024, for (1) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (2) each member of the Board, (3) each of our named executive officers and (4) all of the members of the Board and our executive officers, as a group. As of May 17, 2024, there were outstanding 439,674,662 shares of Class A Common Stock, 266,670 shares of Class B Common Stock, and 98,552 outstanding warrants to purchase shares of Class A Common Stock.
The beneficial ownership percentages set forth in the table below are based on 439,941,332 shares of Class A Common Stock issued and outstanding as of May 17, 2024, (including for this purpose, 439,674,662 shares of Class A Common Stock issuable upon conversion of 266,670 shares of Class B Common Stock held by FF Top, all as issued and outstanding shares as of May 17, 2024) and do not take into account the issuance of any shares of Class A Common Stock upon the exercise of warrants to purchase up to 9,799,425 shares of Class A Common Stock that remain outstanding, the exercise of any of the 87,109 outstanding options and vesting of unvested 5,003 RSUs (both within 60 days May 17, 2024), or the conversion of any of the outstanding convertible notes. In computing the number of shares of Common Stock beneficially owned by a person, we deemed to be outstanding all shares of Common Stock subject to warrants and stock options held by the person that are currently exercisable or may be exercised within 60 days of May 17, 2024. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days.
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

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class
	Holder of Over 5%:
Class A Common Stock	N/A

	Director Nominees and Executive Officers
Class A common Stock	Matthias Aydt(1)**	2,450	*
Class A common Stock	Chad Chen****	15,389	*
Class A common Stock	Xuefeng Chen(2)***	1,480	*
Class A common Stock	Yun Han(3)*****	3,228	*
Class A common Stock	Li Han****	14,719	*
Class A common Stock	Chui Tin Mok(4)****	4,866	*
Class A common Stock	Jie Sheng****	15,134	*
Class A common Stock	Lev Peker****	10,125	*
Class A common Stock	Jonathan Maroko(5)******	4,831	*
Class A common Stock	Yueting Jia (6)*******	4,777	*
	All executive officers and directors as a group (12 individuals)	79,620	*

*	Less than 1%.

**	Mr. Matthias Aydt was appointed Global CEO of the Company effective as of September 29, 2023.
***	Mr. Xuefeng Chen was appointed Global CEO of the Company effective as of November 27, 2022 and was appointed as a director of the Board on December 27, 2022. Mr. Chen resigned from his positions as Global CEO and director effective as of September 29, 2023.

****	Mr. Chad Chen was appointed as a director of the Board as of October 27, 2022. Mr. Jie Sheng was appointed as a director of the Board on December 18, 2022. Mr. Chui Tin Mok was appointed as a director of the Board on January 25, 2023. Ms. Li Han was appointed as a director of the Board on March 13, 2023. Mr. Lev Peker was appointed as a director of the Board on August 4, 2023.

*****	Ms. Yun Han was appointed as Chief Accounting Officer and Interim Chief Financial Officer of the Company on October 22, 2022, effective as of October 25, 2022. Ms. Han resigned from her position as Interim Chief Financial Officer of the Company effective as of July 5, 2023. Ms. Han resigned from her position as Chief Accounting Officer of the Company as of February 2, 2024.
******	Mr. Jonathan Maroko was appointed Interim Chief Financial Officer of the Company effective as of July 24, 2023.

*******	On February 26, 2023, Mr. Yueting Jia was determined to be an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” under Rule 3b-7 under the Exchange Act.

(1)	Includes options to acquire 2,032 shares of Class A Common Stock that have vested or will vest within 60 days of May 17, 2024. To the Company’s knowledge, Mr. Aydt has not sold any shares since the Company became a public company.

(2)	Includes options to acquire 1,322 shares of Class A Common Stock that have vested or will vest within 60 days of May 17, 2024. To the Company’s knowledge, Mr. Xuefeng Chen has not sold any shares since the Company became a public company.

(3)	Includes 1,431 RSUs having a grant date fair value of $200,000, which fully vested within 30 days of the effective date of Ms. Han’s appointment as Interim Chief Financial Officer. To the Company’s knowledge, Ms. Han has not sold any shares since the Company became a public company.

(4)	Includes options to acquire 4,160 shares of Class A Common Stock that have vested or will vest within 60 days of May 17, 2024. To the Company’s knowledge, Mr. Mok has not sold any shares since the Company became a public company.

(5)	Includes right to acquire 2,945 shares of Class A Common Stock that will vest within 60 days of May 17, 2024. To the Company’s knowledge, Mr. Maroko has not sold any shares since the Company became a public company.

(6)	Includes options to acquire 2,945 shares of Class A Common Stock that have vested or will vest within 60 days of May 17, 2024. To the Company’s knowledge, Mr. Jia has not sold any shares since the Company became a public company.

Item 13. Certain Relationships and Related Person Transactions, and Director Independence
In addition to the executive officer and director compensation arrangements discussed in the section titled “Executive and Director Compensation” above, described below are the transactions since January 1, 2021 to which the Company has been a participant, in which the amount involved in the transaction exceeds or will exceed $120,000 and in which any of the Company’s directors, executive officers, director nominees or holders of more than 5% of the Company’s capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Certain Relationships and Related Person Transactions – the Company

Amended and Restated Registration Rights Agreement

In connection with the consummation of the Business Combination on July 21, 2021, Property Solutions Acquisition Sponsor, LLC (the “PSAC Sponsor”), EarlyBirdCapital, Inc., FF Top Holding Ltd. and Season Smart Ltd. (“Season Smart”) (collectively, the “A&R RRA Parties”) entered into the Amended and Restated Registration Rights Agreement (the “A&R RRA”) with the Company, which became effective upon the consummation of the Business Combination. In accordance with the A&R RRA, the A&R RRA Parties are entitled to have registered, in certain circumstances, the resale of shares of Class A Common Stock (and the shares of Class A Common Stock underlying outstanding Company warrants) held by or issued to them at the closing of the Business Combination, subject to the terms and conditions set forth therein. Within 45 days of the closing of the Business Combination, the Company was obligated to file a shelf registration statement to register the resale of certain securities and the Company was required to use its reasonable best efforts to have such shelf registration statement declared effective as soon as practicable after the filing thereof and no later than the earlier of (x) the 90th calendar day following the filing date if the SEC notifies the Company that it will “review” the shelf registration statement and (y) the tenth (10th) business day after the date the Company is notified in writing by the SEC that such shelf registration statement will not be “reviewed” or will not be subject to further review. Additionally, at any time and from time to time after one year (or 180 days with respect to Season Smart Ltd.) after the closing of the Business Combination, the A&R RRA Parties representing a majority-in-interest of the total number of shares of Class A Common Stock issued and outstanding on a fully diluted basis held by the A&R RRA Parties (or Season Smart) may make a written demand for registration for resale under the Securities Act of all or part of the shares of Class A Common Stock (and the shares of Class A Common Stock underlying outstanding Company warrants) held by or issued to them at the closing of the Business Combination in an underwritten offering involving gross proceeds of no less than $50,000,000. The Company will not be obligated to effect more than an aggregate of two underwritten offerings per year (or three underwritten offerings per year demanded by Season Smart) and, with respect to Season Smart, such shares of Class A Common Stock do not exceed more than 10% of the outstanding shares of the Company. The A&R RRA Parties will also be entitled to participate in certain registered offerings by the Company, subject to certain limitations and restrictions. The Company will be required to pay certain expenses incurred in connection with the exercise of the registration rights under the A&R RRA.

Indemnification Agreements

In connection with the closing of the Business Combination, the Company entered into indemnification agreements with its directors and executive officers. Those indemnification agreements and the Bylaws require the Company to indemnify all directors and officers to the fullest extent permitted by Delaware law against any and all expenses, judgments, liabilities, fines, penalties, and amounts paid in settlement of any claims. The indemnification agreements also provide for the advancement or payment of all expenses to the indemnitee and for reimbursement to the Company if it is found that such indemnitee is not entitled to such indemnification under applicable law.

Amended and Restated Shareholder Agreement

In connection with the Business Combination, the Company and FF Top entered into the Existing Shareholder Agreement pursuant to which, among other things:

•the Company and FF Top agreed on the initial composition of the Board;
•FF Top has certain rights to nominate a number of directors to the Board;
•FF Top has certain rights to remove and replace its director designees; and
•FF Top also has the right for its nominees to serve on each committee of the Board proportionate to the number of nominees it has on the Board, subject to compliance with applicable law and stock exchange listing rules.

Under the Existing Shareholder Agreement, the Company and FF Top also agreed:

•to take all reasonably necessary action (subject to applicable Board fiduciary duties) to cause the initial directors to be nominated for another one-year term at the Company’s first annual general meeting following the closing of the Business Combination; and
•that Ms. Susan Swenson, Mr. Edwin Goh, Mr. Brian Krolicki and Mr. Lee Liu shall be deemed to be FF Top’s designees for the Company’s first and second annual general meetings following the closing of the Business Combination.

On September 23, 2022, the Company entered into the Heads of Agreement, and, on January 13, 2023, the Company entered into the Amended and Restated Shareholder Agreement, pursuant to which the Company and FF Top agreed to the following matters:

•FF Top will have the right to nominate for election to the Board four FF Top Designees until the first date on which FF Top has ceased to beneficially own at least 88,889 shares of Common Stock for at least 365 consecutive days, with such amount subject to adjustment in connection with any stock split, reverse stock split or other similar corporate action after the date of the Amended Shareholder Agreement (the “Minimum Share Amount”). Following the termination of FF Top’s right to nominate four FF Top Designees, FF Top shall continue to have the right to nominate a number of FF Top Designees not less than the number equal to the total number of directors on the Board, multiplied by the aggregate voting power of the shares of Common Stock and other securities of the Company generally entitled to vote in the election of directors of the Company beneficially owned by FF Top and its affiliates, divided by the total voting power of the then-outstanding shares of Common Stock issued as of the record date for any meeting of stockholders of the Company at which directors are to be elected, rounding up to the next whole director. The Amended and Restated Shareholder Agreement also requires the Company to take all necessary action to cause to be appointed to any committee of the Board a number of FF Top Designees that corresponds to the proportion that the number of directors FF Top has the right to designate to the Board bears to the total number of directors on the Board, to the extent such FF Top Designees are permitted to serve on such committees under the applicable rules and regulations of the SEC and applicable listing rules. The FF Top Designees are required to include two independent directors for so long as FF Top is entitled to nominate four FF Top Designees, and the Company is at all times required to cause the Board to include a sufficient number of independent directors who are not FF Top Designees to comply with applicable listing standards, unless and until the Company becomes a “controlled company” under relevant listing exchange rules. FF Top shall have the right to fill any vacancies created on the Board at any time by the death, disability, retirement, removal, failure of being elected or resignation of any FF Top Designee. Further, FF Top has the right at any time, and from time to time, to remove any FF Top Designee, and FF Top has the exclusive right to nominate a replacement nominee to fill any vacancy so created by such removal or resignation of such FF Top Designee. The Company shall use its reasonable best efforts to take or cause to be taken, to the fullest extent permitted by law, all necessary action to fill such vacancies or effect such removals in accordance with the Amended and Restated Shareholder Agreement. The appointment or nomination for election of designees of FF Top (other than FF Top Designees for the Annual Meeting, the appointment of whom shall be governed by the Heads of Agreement, as amended by the Amended and Restated Shareholder Agreement) will be subject to the reasonable verification and/or approval by the Nominating and Corporate Governance Committee of the Board based on the criteria set forth in the Amended and Restated Shareholder Agreement. If any FF Top Designee fails to be elected at any meeting of the Company’s stockholders, then, upon FF Top’s request in writing, the Company shall promptly expand the size of the Board by a number of seats equal to the number of non-elected FF Top Designees, and FF Top shall have the exclusive right to fill the vacancy or vacancies on the Board created by such expansion (provided the individual or individuals who shall fill such vacancy or vacancies shall not be the same FF Top Designees who failed to get elected, without prejudice to FF Top’s right to re-designate the non-elected designees as FF Top Designees in any other circumstance), and such new FF Top Designees shall be appointed to the Board by the Board promptly following their having been approved or deemed approved in accordance with the relevant criteria and procedures set forth in the Amended and Restated Shareholder Agreement. Immediately prior to (and effective as of) the first meeting of shareholders following such expansion of the Board, the Board shall cause the size of the Board to be decreased back to seven. This Board expansion right shall cease to have any further force or effect at such time as the voting power of each share of Class B Common Stock, by operation of the Charter, shall be twenty votes per share.

•The size of the Board may not be increased without FF Top’s prior written consent, which consent shall not be unreasonably withheld, conditioned or delayed (with it being reasonable for FF Top to withhold its consent to any change in the size of the Board that would result in a decrease in the proportion or percentage of the members of the Board who are designees of FF Top).

•Until the Company achieves an equity market capitalization of $3 billion, the Company agrees not to elect to be treated as a “controlled company” as defined under the rules of the securities exchange on which the Company is listed.

•The Company agrees to cooperate with any written requests by FF Top relating to any such pledge of any of the shares of Common Stock of the Company owned by FF Top, or hypothecation or grant thereof, including delivery of letter agreements to lenders in form and substance reasonably satisfactory to such lenders (which may include agreements by the Company in respect of the exercise of remedies by such lenders) and, subject to applicable law (as defined in the

Amended Shareholder Agreement), instructing the transfer agent to transfer any such shares of Common Stock subject to the pledge, hypothecation or grant into the facilities of The Depository Trust Company without restricted legends.

•FF Top has informed the Company that FF Top expects the following proposals will be submitted to the Company’s stockholders for approval. Upon FF Top’s written request (an “Amendment Request”), the Company shall submit for approval by the Company’s stockholders, at each annual and special meeting of the Company’s stockholders held during a reasonable number of years (which shall not be, in any event, fewer than seven years) following the date of the Amendment Request, binding proposals to amend the Charter to incorporate each of the amendments described below (the “Charter Amendments”), and to recommend in favor of such Charter Amendments at each such meeting and solicit proxies in favor of each such Charter Amendment at each such meeting using a well-regarded proxy solicitation firm. Each Charter Amendment is required to be in such form as FF Top, acting reasonably, shall approve:

◦Amend Section 4.5(a) of the Charter (and any other applicable provisions thereof, if any) to provide that (i) the voting power of the Company’s Class B Common Stock shall be ten votes per share with effect immediately upon the Company’s stockholders’ approval of such amendment and (ii) the voting power of the Company’s Class B Common Stock shall increase from ten votes per share to twenty votes per share immediately following the Company achieving a Qualifying Equity Market Capitalization (substituting $3.0 billion for $20.0 billion in the definition of “Qualifying Equity Market Capitalization”).

◦Amend Section 6.1 of the Charter (and any other applicable provisions thereof, if any) to provide that FF Top shall have the right to nominate, remove and/or replace FF Top Designees whom it is entitled to nominate pursuant to the Amended Shareholder Agreement by written consent, with such conforming changes to the certificate of incorporation as are required to give legal effect to the right to act by written consent under Delaware law.

◦Further amend Section 6.1 of the Charter (and any other applicable provisions thereof, if any) to provide that for so long as FF Top continues to hold at least 15,168 shares of Common Stock (as such number may be adjusted due to any stock split, reverse stock split or other similar corporate action), the Company’s stockholders shall be entitled to act by written consent by the signature of (a) the requisite number of stockholders required to pass such proposal at a meeting at which all stockholders entitled to vote on such proposal are present together with (b) FF Top.

◦Further amend the Charter to provide that none of the rights afforded to FF Top in the Charter or in the Bylaws shall be amended without (a) unanimous approval of the Board and (b) the approval by (i) holders of two-thirds of all of the Company’s issued and outstanding shares of Common Stock, voting together as a single class and (ii) holders of a majority of the Company’s issued and outstanding shares of Class B Common Stock, voting together as a separate class.

If, when FF Top first delivers an Amendment Request, the Company’s next annual meeting is scheduled to be held more than 120 days after the date of such request (or the Company has already mailed a definitive proxy statement with respect to the Company’s next annual meeting of stockholders), the Company shall promptly call a special meeting of its stockholders to consider and vote upon the Charter Amendments, with the same recommendation and solicitation obligations of the Board described above. Promptly upon receipt of an Amendment Request, the Company shall also, in cooperation with FF Top, make such conforming changes to the Bylaws as may reasonably be requested by FF Top to make them consistent with the Charter Amendments.

•The Company has agreed not to enter into any transaction or series of related transactions that would require a stockholder vote under Nasdaq Listing Rule 5635(d) (without giving effect to Section 5635(f) thereof) without FF Top’s prior written consent, which written consent shall not be unreasonably withheld, conditioned or delayed. Such consent right expires upon the earlier of (a) the conversion of the voting power of the Company’s Class B Common Stock from one vote per share to ten votes per share and (b) the first date on which FF Top has ceased to beneficially own a number of shares of Common Stock at least equal to the Minimum Share Amount.

•The Company has agreed that the investors under the SPA shall have, by operation of the Amended and Restated Shareholder Agreement and irrespective of any provision of the SPA to the contrary, the right to enter into any voting agreement or grant a voting proxy, at any time and on any terms, with or to FF Top with respect to any shares of Common Stock held by such investor, and that the Company shall take any and all such further action as may be necessary or desirous to give full effect to the foregoing (including without limitation, irrevocably waiving any rights that the Company may have to restrict the entry by any such persons into any such voting agreements or voting proxies pursuant to the SPA or otherwise and, solely to the extent required, amending the SPA). Each party to the SPA is a third-party beneficiary of, and may enforce, the foregoing provision under the Amended Shareholder Agreement; however, the Company and FF Top are permitted, acting alone without the consent of any such third-party beneficiary, to amend such provision in writing.

•FF Top agreed to vote all shares of Common Stock that it beneficially owns in favor of an increase in the Company’s authorized shares of Class A Common Stock from 815 million to 1.69 billion (before giving effect to the subsequent 1-for-80 and 1-for-3 reverse stock splits) at the next meeting of the Company’s stockholders held to consider such proposal (as such meeting may be adjourned or postponed). FF Top also agreed not to transfer, convert or otherwise take any action that would result in the conversion of any shares of Class B Common Stock into Class A Common Stock of the Company prior to the Company’s receipt of stockholder approval for an increase in the number of authorized shares of Class A Common Stock in accordance with the foregoing. Such proposal was approved at a special meeting of stockholders of the Company on February 28, 2023.

•FF Top released and waived any and all claims it or any other “FF Top Parties” (i.e., FF Top, FF Peak Holding LLC, a Delaware limited liability company, Pacific Technology Holding LLC, a Delaware limited liability company, FF Global and each of their affiliates, and their respective successors and assigns) may have had against the Company and the Company Parties (described below; such claims, the “FF Top Claims”) relating to matters occurring at any time after September 23, 2022 but prior to the execution of the Amended Shareholder Agreement (the “FF Top Release”). The FF Top Release does not (i) release any FF Top Claim or right that existed on or prior to September 23, 2022 but was not released pursuant to that certain Mutual Release, dated as of September 23, 2022, by and among the Company, FF Top, FF Global Partners LLC and the other parties thereto (the “Prior Release”) or (ii) release any claim or right under (or terminate) any agreement between one or more FF Top Parties on the one hand, and one or more Company Parties on the other hand (including without limitation the Amended and Restated Shareholder Agreement, the Heads of Agreement and the Prior Release).

•The Company also released and waived any and all claims it or any other “Company Parties” (i.e., the Company and each of the Company’s controlled affiliates, each individual currently serving as a director or on the management team of the Company or any of its controlled affiliates, and the respective successors and assigns of any of the foregoing) may have against FF Top Parties relating to any matters occurring at any time after September 23, 2022 but prior to the execution of the Amended and Restated Shareholder Agreement; provided that the Company Release does not (i) release any claim or right that existed on or prior to September 23, 2022 but was not released pursuant to the Prior Release or (ii) release any claim or right under (or terminate) any agreement between one or more FF Top Parties on the one hand, and one or more Company Parties on the other hand (including without limitation the Amended and Restated Shareholder Agreement, Heads of Agreement and the Prior Release).

FF Shareholder Lockup Agreements

Under the Merger Agreement, as a condition to receiving Class A Common Stock after the closing of the Business Combination in respect of their Legacy FF ordinary shares, Legacy FF’s stockholders were required to execute lockup agreements pursuant to which such stockholders must agree not to sell, transfer or take certain other actions with respect to such shares of Class A Common Stock for a period of 180 days after the closing of the Business Combination, subject to certain customary exceptions. Under the lock-up agreement entered into by the Vendor Trust. certain holders of Legacy FF notes payable and related party notes payable and certain warrant holders of Legacy FF, subject to certain limited exceptions, such parties agree that with respect to (a) 33% of the shares of Class A Common Stock received by such Legacy FF stakeholders in connection with the closing of the Business Combination, not to sell, transfer or take certain other actions with respect to such shares of Class A Common Stock for a period of 30 days after such closing (which expired on August 20, 2021), (b) 33% of the shares of Class A Common Stock received by such Legacy FF stakeholders in connection with such closing (which expired on September 19, 2021), not to sell, transfer or take certain other actions with respect to such shares of Class A Common Stock for a period of 60 days after such closing, and (c) the remaining 33% of the shares of Class A Common Stock received by such Legacy FF stakeholders in connection with the Business Combination, not to sell, transfer or take certain other actions with respect to such shares of Class A Common Stock for a period of 90 days after such closing. The shares of Class A Common Stock to be issued to FF employees on account of their reduced compensation will be subject to a vesting period of 90 days. The lockup agreements expired as of January 17, 2022.

Sponsor Lockup Agreement

Under the Merger Agreement, as a condition to Legacy FF’s obligation to close the Business Combination, PSAC was required to deliver to Legacy FF a lockup agreement executed by the PSAC Sponsor pursuant to which the PSAC Sponsor agreed that (a) 50% of the shares of PSAC common stock held by the PSAC Sponsor would not be sold, transferred or otherwise disposed of for a period ending the earlier of (i) the one year anniversary of the closing of the Business Combination (or July 21, 2022), and (ii) the date on which the closing price of shares of PSAC common stock on the principal securities exchange or securities market on which such shares are then traded equaled or exceeded $12.50, before giving effect to 1-to-80 and 1-to-3 reverse stock splits, per share for any twenty trading days within any thirty trading day period after the closing of the Business Combination; and (b) the other 50% of the shares of PSAC common stock held by the PSAC Sponsor will not be sold, transferred or otherwise disposed of for a period ending earlier of (i) the one year anniversary of the closing of the Business Combination (or July 21, 2022) and (ii) the date on which PSAC completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of PSAC’s stockholders having the right to exchange their shares for cash, securities or other property. The lockup agreement expired on July 21, 2022.

Governance Agreement with FF Top and FF Global

As previously disclosed, beginning in June 2022, the Company was party to a dispute with FF Global, its then-largest stockholder, over various terms of the Existing Shareholder Agreement, including relating to FF Global’s right to remove its designees from the Board. On September 23, 2022, the Company entered into the Heads of Agreement, pursuant to which, effective as of September 23, 2022, the Company (a) increased the size of the Board from nine to ten, (b) appointed Mr. Adam (Xin) He to fill the vacancy resulting from such increase in the size of the Board until the Annual Meeting, (c) appointed Mr. He to the Audit Committee and the Nominating and Corporate Governance Committee of the Board and (d) agreed to not remove Mr. He from either committee prior to the Annual Meeting. Pursuant to the Heads of Agreement, FF Top and FF Global caused all actions in the Court of Chancery of the State of Delaware, and any other forum, filed by FF Top, FF Global and/or any of their respective controlled affiliates as of the effective date of the Heads of Agreement, naming the Company or any of its directors or officers, to be dismissed without prejudice as of September 27, 2022. On January 13, 2023, the Company entered into the Amended and Restated Shareholder Agreement, which amends certain terms of the Heads of Agreement.

Pursuant to the Heads of Agreement, as amended by the Amended and Restated Shareholder Agreement, the Company, FF Global and FF Top agreed to the following matters:

•the resignation of the Company’s Executive Chairperson, Ms. Susan Swenson, from all non-director positions at the Company and all Board leadership and Board committee positions, upon the Company receiving $13.5 million in funding that is immediately available for the Company’s general use (which was satisfied upon the funding of the initial $10 million tranche of SPA Notes to Senyun on October 27, 2022). It was also agreed that Ms. Swenson would not thereafter seek or accept new non-director positions at the Company;

•the reinstitution of the former FF Transformation Committee, a management committee that will discuss business matters being undertaken by the Company (the committee will not have any decision-making authority) and be comprised of the Company’s Global Chief Executive Officer (Mr. Xuefeng Chen), Founder/Chief Product and User Ecosystem Officer and Founder Advisor to the Board (Mr. Yueting Jia), Interim Chief Financial Officer (Ms. Yun Han), the General Counsel and other senior leadership team members invited by members of the FF Transformation Committee from time to time, with Mr. Jiawei Wang (an FF Top designee) being given committee observer status subject to certain customary non-disclosure and confidentiality agreements; and

•subject to the Company having entered into definitive agreements providing for at least $85 million of additional or (in certain circumstances, accelerated) financing commitments in the aggregate and having received funding of at least $35 million immediately available for the Company’s general use in connection therewith (which condition was, pursuant to the Amended and Restated Shareholder Agreement, agreed to be satisfied):

◦the Company would call, convene, hold and complete an Annual Meeting on the earliest date permitted under Delaware law and applicable Nasdaq and SEC requirements;

◦the size of the Board would be reduced to seven members effective with the directors to be elected at the next Annual Meeting;

◦the following individuals were nominated for election to the Board and included on the Board’s recommended slate at the Annual Meeting: (a) the Company’s then-Global CEO, (b) four FF Top Designees, at least two of whom will be independent directors, and (c) two independent directors selected by the Selection Committee, for which any member of the Selection Committee may propose director candidates who will be included in the process with all final decisions made by the Selection Committee;

◦no re-nomination of FF directors as of the date of the Heads of Agreement at the next Annual Meeting without the consent of the Selection Committee;

◦FF Top has the right to nominate for election to the Board four designees until the first date on which FF Top has ceased to beneficially own the Minimum Share Amount. Following the termination of FF Top’s right to nominate four designees, FF Top shall continue to have the right to nominate a number of designees not less than the number equal to the total number of directors on the Board, multiplied by the aggregate voting power of the shares of Common Stock and other securities of the Company generally entitled to vote in the election of directors of the Company beneficially owned by FF Top and its affiliates, divided by the total voting power of the then-outstanding shares of Common Stock issued as of the record date for any meeting of stockholders of the Company at which directors are to be elected, rounding up to the next whole director; and

◦the resignation of Ms. Swenson and Mr. Brian Krolicki as directors of the Company. It was also agreed that (i) Ms. Swenson and Mr. Krolicki would not thereafter seek or accept re-appointment, re-nomination or re-election to the Board and (ii) that following their resignations from the Board, their seats would be left empty until the Annual Meeting (which would result in the Company having an eight person Board until the Annual Meeting).

On October 3, 2022, Ms. Swenson tendered her resignation from her role as both Executive Chairperson and member of the Board effective immediately. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately.

Mutual Release

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

Voting Agreements by FF Top Holding LLC and Season Smart Ltd.

On September 23, 2022, the Company entered into a letter agreement with each of FF Top and Season Smart, the two largest holders of Common Stock, pursuant to which each of FF Top and Season Smart agreed to vote and did vote, with respect to all shares of Company voting stock over which such party has voting control, in favor of any resolution presented to the stockholders of the Company at a stockholders’ meeting to approve, among other things:

•the issuance, in the aggregate, of more than 19.999% of the number of shares of outstanding Common Stock (under Nasdaq Listing Rule 5635(d)) as a result of:

◦the issuance of up to (x) $57 million in principal amount of senior secured Tranche A convertible notes at a conversion price of not below $1.05, before giving effect to 1-to-80 and 1-to-3 reverse stock splits, per share of Class A Common Stock for $27.0 million, and the remainder ($30 million) at a conversion price of not below $2.69, before giving effect to 1-to-80 and 1-to-3 reverse stock splits, per share of Class A Common Stock, (y) $57 million in principal amount of senior secured Tranche B convertible notes at a conversion price of not below $1.05, before giving effect to 1-to-80 and 1-to-3 reverse stock splits, per share of Class A Common Stock for $27.0 million, and the remainder ($30 million) at a conversion price of not below $2.69, before giving effect to 1-to-80 and 1-to-3 reverse stock splits, per share of Class A Common Stock, and (z) 26,822,724, before giving effect to 1-to-80 and 1-to-3 reverse stock splits, shares of Class A Common Stock upon the exercise of associated warrants, in each case, pursuant to the Existing Purchase Agreement (as then amended) and subject to the full-ratchet anti-dilution and most favored nation protections therein;

◦the issuance of up to 73,675,656, before giving effect to 1-to-80 and 1-to-3 reverse stock splits, shares of Class A Common Stock upon the exercise of all previously issued convertible notes and warrants of the Company; and

◦the issuance of up to $60 million in principal amount of senior secured convertible notes by Senyun and/or its affiliates; and

•an increase to the number of authorized shares of Common Stock to 900,000,000, before giving effect to 1-to-80 and 1-to-3 reverse stock splits.

In addition, each of FF Top and Season Smart agreed in their respective voting agreements that, subject to the consent of such FF Top and Season Smart (with respect to each such party’s respective voting agreement), which consent is not to be unreasonably withheld, conditioned or delayed, the Company may seek to further increase the number of authorized shares of Common Stock to up to a maximum of 1,500,000,000, before giving effect to 1-to-80 and 1-to-3 reverse stock splits, shares, and such party agrees to vote all shares with respect to which it has voting power in favor of any resolutions presented to stockholders to effect such increase in the number of authorized shares.

On October 22, 2022, the Company and FF Top agreed to an amendment to FF Top’s voting agreement, pursuant to which FF Top (i) reaffirmed its commitment under the voting agreement, in light of the maturity date extension of notes under the SPA, to vote all of its shares of Company voting stock in favor of the resolution to be presented to stockholders at the November 3, 2022 special meeting to approve the issuance, in the aggregate, of more than 19.99% of the issued and outstanding shares of Common Stock underlying the various instruments issued and issuable pursuant to the SPA; (ii) revised the condition precedent to FF Top’s voting obligations that the Company comply in all material respects with its obligations pursuant to the Heads of Agreement and any definitive documentation contemplated by the Heads of Agreement to only apply to the period from and after October 22, 2022; and (iii) extended the deadline to November 11, 2022 (which was subsequently extended to December 31, 2022) for the Company and FF Top to enter into an amendment to the Existing Shareholder Agreement between FF Top and the Company and other definitive documentation contemplated by the Heads of Agreement (provided that the failure of such amendment and other definitive documentation to be executed by such date will not, in and of itself, release FF Top from its voting obligations).

FF Top’s obligations pursuant to the FF Top Voting Agreement were conditioned on (i) the appointment of Mr. Chad Chen (or a substitute nominee, as applicable) to the Board as the fourth FF Top Designee no later than October 27, 2022 (provided that Mr. Chad Chen or a substitute nominee, as applicable, is reasonably acceptable to the Nominating and Corporate Governance Committee of the Board with respect to the Nasdaq independence rules and legal compliance and criminal compliance) (provided that if Mr. Chad Chen is not so reasonably acceptable to the Nominating and Corporate Governance Committee of the Board, then FF Top will be permitted to nominate another individual to the Board); and (ii) constructive engagement by Mr. Adam (Xin) He, the then-Interim Chairman of the Board, directly with representatives with FF Top on certain additional governance and management matters and, to the extent the Interim Chairman of the Board so determines, in his discretion, such matters will be put to a discussion and a vote of the full Board. On October 27, 2022, Mr. Chad Chen was appointed to the Board.

FF Top’s and Season Smart’s obligations pursuant to their respective voting agreements are conditioned on the accuracy of certain representations, compliance by the Company with certain covenants and the satisfaction of certain conditions, in each case as further set forth in the applicable voting agreement.

The Company also agreed in the FF Top Voting Agreement that FF Top may vote its shares of Common Stock in favor of each of the Krolicki and Swenson removal proposals (if any), that neither FF Top nor the Company has any obligation to nominate or reappoint Mr. Krolicki or Ms. Swenson to the Board at any time following their resignation or removal for any reason, that neither Mr. Krolicki nor Ms. Swenson shall be re-appointed or re-nominated to the Board following their resignation or removal and that neither Mr. Krolicki nor Ms. Swenson shall be (re)hired, (re)engaged or (re)appointed to any position at the Company following their resignation or removal from their respective non-Board roles (if any) at the Company. On October 3, 2022, Ms. Swenson tendered her resignation from her role as both Executive Chairperson and member of the Board effective immediately. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately.

At a special meeting of Company stockholders held on November 3, 2022, Company stockholders approved the following three proposals: (1) a proposal to approve, as is required by the applicable Nasdaq rules and regulations, transactions involving notes and warrants issued to Purchasers as committed under the SPA (as then amended), including the issuance of any shares in excess of 19.99% of the issued and outstanding shares of the Common Stock; (2) a proposal to increase total authorized shares of the Company from 825,000,000, before giving effect to 1-to-80 and 1-to-3 reverse stock splits, to 900,000,000, before giving effect to 1-to-80 and 1-to-3 reverse stock splits, (the “Share Authorization Proposal”); and (3) a proposal to approve an amendment to the Charter to effect a reverse stock split of the Common Stock by a ratio of any whole number in the range of 1-for-2 to 1-for-10, and a corresponding reduction in the number of authorized shares of Common Stock (after adjustment of the number of authorized shares, if applicable, resulting from stockholder approval of the Share Authorization Proposal), with such ratio to be determined in the discretion of the Board and with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of such special meeting of stockholders.

FF Top Expense Reimbursements

On July 30, 2022, the Company entered into Preliminary Term Sheet with FF Top setting out a summary of the preliminary terms and conditions for FF Top’s assistance in arranging a proposed convertible term loan facility to the Company. In connection with the Preliminary Term Sheet, the Company agreed to reimburse FF Top for its reasonable and documented out-of-pocket legal and diligence fees and expenses incurred in connection with such financing efforts up to a $300,000 cap (the “Original Cap”), irrespective of whether or not closing occurred, with $150,000 to be payable as a deposit upon execution of the Preliminary Term Sheet. Pursuant to the Preliminary Term Sheet, the Company paid FF Top $150,000 on August 9, 2022 and $150,000 on December 16, 2022.

On January 31, 2023, the Company entered into a supplemental agreement to the Preliminary Term Sheet (the “Supplemental Agreement”) with FF Top, pursuant to which the parties agreed, due to the high amount of FF Top’s out-of-pocket legal fees and expenses incurred in connection with assisting with and successfully closing this financing effort, to amend the Preliminary Term Sheet to increase the Original Cap from $300,000 to $682,733.64. The Company agreed to pay the remaining $379,911.64 of the fee owed to FF Top as follows: (i) fifty percent, equaling $189,955.82, within one business day of execution of the Supplemental Agreement, and (ii) fifty percent, equaling $189,955.82, within one business day of consummation of new financing by the Company in an amount not less than $5.0 million or an earlier date approved by the Board. Pursuant to the Preliminary Term Sheet, as amended by the Supplemental Agreement, the Company paid FF Top $189,955.82 on February 1, 2023.

FF Top has requested additional expense reimbursements from the Company in connection with its efforts and expenses incurred related to resolving corporate governance issues since 2022. FF Top may in the future continue to request, additional reasonable expense reimbursements and indemnification from the Company.

Payment on Behalf of Ocean View

On February 9, 2023, the Company made a payment of approximately $220,000 on behalf of Ocean View, an indemnified co-defendant, in connection with a seizure of funds related to the outstanding judgment in ongoing litigation. Ocean View fulfilled its payment obligation under the settlement arrangement of such litigation, but the Company did not make its payment on the outstanding judgment which caused such seizure of funds of Ocean View. Following such seizure, the Company paid the outstanding judgment and all accrued interest. The Company expects to receive the approximately $220,000 it paid on behalf of Ocean View following the release of such seizure.

Certain Relationships and Related Person Transactions—PSAC

Promissory Notes

On February 28, 2021, PSAC issued an unsecured promissory note to the PSAC Sponsor pursuant to which PSAC may borrow up to an aggregate principal amount of $500,000 and on June 7, 2021 and July 8, 2021 PSAC issued another unsecured promissory note to the PSAC Sponsor pursuant to which PSAC may borrow up a further $200,000 and $100,000, respectively (the “Promissory Notes”). The Promissory Notes were non-interest bearing. At the closing of the Business Combination, all of the unpaid balance of the notes were converted into units consisting of one share of Class A Common Stock and one warrant to purchase a share of Class A Common Stock at $10.00, before giving effect to 1-to-80 and 1-to-3 reverse stock splits, per unit.

Subscription Agreements

In connection with the execution of the Merger Agreement, PSAC entered into separate subscription agreements with certain accredited investors or qualified institutional buyers (collectively, the “Subscription Investors”), related to the purchase by Subscription Investors of an aggregate of 76.1 million shares of Class A Common Stock for an aggregate purchase price of $761.4 million (such agreements, the “Subscription Agreements”), concurrently with the execution of the Merger Agreement on January 27, 2021. The Subscription Agreements require PSAC to use commercially reasonable efforts to have an effective shelf registration statement registering the resale of the shares of PSAC common stock held by the Subscription Investors within 60 calendar days (or 90 calendar days if the SEC notifies PSAC that it will review the registration statement) following the closing of the Business Combination.

Agreement with Riverside Management Group

On July 18, 2021, PSAC entered into an omnibus transaction services fee agreement and acknowledgement with the PSAC Sponsor, FF, RMG and Philip Kassin, Robert Mancini and James Carpenter (each, a “Service Provider” and, collectively, the “Service Providers”), as subsequently amended by an amendment entered into on July 21, 2022, pursuant to which (i) the Service Providers, together with such other service providers, who assisted the Service Providers as identified by the Service Providers, replaced RMG as the recipients of the cash and share compensations under the Original RMG Agreement and (ii) the Company agreed to issue, and subsequently issued on July 22, 2022, 2,387,500 shares of Class A Common Stock in the aggregate to the Service Providers and such other service providers as identified by the Service Providers in full consideration of certain consulting and advisory services provided by RMG in connection with the Business Combination.

Certain Relationships and Related Person Transactions —Legacy FF

Restructuring Agreement with Evergrande

In November 2017, Legacy FF received a commitment from Season Smart, an affiliate of Evergrande Health Industry Group (“Evergrande”), to provide $2.0 billion in funding, subject to certain conditions, in exchange for a 45% preferred equity stake in Legacy FF. Evergrande initially funded $800 million in 2018, and the terms of the agreement provided that the remaining $1.2 billion would be contributed by the end of 2019 and 2020, subject to certain conditions.

After a dispute among Legacy FF, Season Smart and certain of their affiliates regarding, among other things, whether certain conditions to Season Smart’s requirement to provide additional funding were satisfied, on December 31, 2018, Legacy FF, Season Smart and certain of their affiliates entered into a restructuring agreement pursuant to which Season Smart’s preferred equity interest in Legacy FF was restructured and reduced to 32% preferred equity stake in Legacy FF and the Legacy FF affiliated parties and Season Smart affiliated parties released one another and their respective affiliates from certain claims (including Season Smart’s obligation to make additional investments in Legacy FF) (the “Restructuring Agreement”). In addition, the Restructuring Agreement provided that Legacy FF may at any time before December 31, 2023 redeem, in part or in whole, the Legacy FF shares held by Season Smart at a predetermined redemption price. The Restructuring Agreement also provided that, among other matters, (i) Season Smart agreed that Legacy FF could enter into new equity financing arrangements without Season Smart’s approval so long as the valuation for such equity financing is not less than a specified threshold; (ii) Season Smart agreed to acquire Evergrande FF Holding (Hong Kong) Limited, which was previously a wholly-owned subsidiary of Legacy FF and owned certain Chinese assets of Legacy FF; and (iii) Legacy FF revised its memorandum and articles of association to provide Season Smart with certain rights. Certain Season Smart approval rights under the Restructuring Agreement were terminated at the closing of the Business Combination under the transaction support agreement signed by Season Smart with PSAC and Legacy FF on January 27, 2021.

Borrowings from Related Parties

Related Party Notes Payable

Prior to the Business Combination, FF funded its operations and capital needs primarily through the proceeds received from capital contributions and the issuance of related party notes payable and notes payable. The notes payable and equity were significantly funded by entities controlled or previously controlled by Mr. Yueting Jia, the founder and Chief Product and User Ecosystem Officer of the Company. As of December 31, 2023 and 2022, the outstanding principal balance of FF’s related party notes payable was $9.8 million and $9.0 million, respectively.

Related Party Notes - NPA Tranche

On April 29, 2019, Legacy FF entered into a note purchase agreement (as amended, restated and otherwise modified from time to time, the “Note Purchase Agreement”) with certain purchasers, U.S. Bank National Association, as the notes agent, and Birch Lake Fund Management, LP as the collateral agent. The principal amount of notes that may be issued under the Note Purchase Agreement was $200.0 million. The notes issued under the Note Purchase Agreement bore interest at 10%, payable at the maturity date of the note. All notes issued under the Note Purchase Agreement were collateralized by a first lien, with second payment priority, on substantially all tangible and intangible assets of the borrowers and guarantors. The notes under the Note Purchase Agreement were subject to representations, warranties, and covenants and were initially scheduled to mature on October 31, 2019. In October 2020, Legacy FF obtained an extension of the maturity date of the notes under the Note Purchase Agreement to October 6, 2021. In connection with the Business Combination, the principal amount of the loans, amounting to $27.7 million, were repaid in cash, with accrued interest and conversion premiums totaling $11.3 million converted into shares of Class A Common Stock.
Unsecured SPA
MHL is the anchor investor in the Unsecured SPA and has committed $80.0 million of such funding. MHL is a related party of the Company as MHL’s investors include a subsidiary of FF Global. FF Global has control over the Company’s management, business and operations. See Note 7, Notes Payable to the Consolidated Financial Statements, for details on the Unsecured SPA.

The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured SPA Notes because the notes include features, such as a contingently exercisable put option, which meet the definition of an embedded derivative. The Company expensed the original issue discount and transaction costs to Changes in fair value of related party notes payable and warrant liabilities in the Consolidated Statement of Operations and Comprehensive Loss.

Subsequent to the issuance of the Unsecured SPA, MHL funded, net of original issue discounts, $20.7 million in exchange for the issuance of the Unsecured SPA Notes and related warrants. In connection with the Unsecured SPA, the Company issued MHL warrants to purchase 35,405 shares of the Class A Common Stock at an exercise price of $214.20 per share, subject to anti-dilution ratchet price protection, exercisable for seven years from the date of issuance (see Note 11, Stockholders' Equity and Note 7, Notes Payable to the Consolidated Financial Statements). During the year ended December 31, 2023, MHL converted $22.3 million of gross principal balances in exchange for 5,010,651 shares of the Class A Common Stock. In connection with the conversion of Unsecured SPA Notes, the Company recognized a $20.0 million Loss on settlement of related party notes payable, during the year ended December 31, 2023, for the difference between the fair value of the shares issued and the fair value of the debt instrument.

Chinese Related Party Notes Payable

As of December 31, 2022, due to two separate note payable payoff settlement agreements entered into with Chongqing Leshi Small Loan Co., Ltd. (“Chongqing”) on December 27, 2022, according to which Chongqing agreed to forgive principal and all outstanding accrued interest, the remaining principal balance of $4.7 million was agreed to be payable in five installment payments through December 31, 2023 and the current interest rate was set to 12%. The remaining amounts are due on demand to various other Chinese related party notes payable holders and bear a 0% coupon. Interest at a rate of 10% is imputed on these related party notes payable as the interest rates prescribed by the respective agreements are below market rates. As of April 1, 2023, the Company has been in breach of its debt agreement with, and contractual obligation to make interest payments to, Chongqing , with an outstanding principal balance of $4.5 million. As a result of the default, the interest rate on the outstanding principal balance has increased to a rate of 18% per annum until the event of default is no longer applicable. The Company recorded $0.1 million in interest expense in related party interest expense during the year ended December 31, 2023.

X-Butler previously known as Warm Time Inc. (“Warm Time”) and Ocean View Drive Inc. (“Ocean View”) Transactions

The Company leased two real properties, located in Rancho Palos Verdes, California (the “Rancho Palos Verdes Properties”), from X-Butler from January 1, 2018 through March 31, 2022. X-Butler in turn leased the Rancho Palos Verdes Properties from Yueting Jia, the Company’s founder and Chief Product and User Ecosystem Officer. The Rancho Palos Verdes Properties were used by the Company to provide long-term or temporary housing to employees of the Company (including a former Global CEO. According to the agreement between the parties, the Company paid X-Butler for rent and certain services, including catering, room services and organization of meetings, external gatherings and events, for the Rancho Palos Verdes Properties. For the year ended December 31, 2023, the Company paid to X-Butler less than $0.1 million, for rent and business development services rendered to the Company and its executives. The Company has recorded approximately $0.1 million recorded in Accounts Payable as of December 31. 2023.

As part of its relationship with the Company, X-Butler also served as the conduit for certain loans from Ocean View, an entity formerly controlled by Mr. Jia and now wholly owned by the spouse of Mr. Ruokun Jia, who is the former Assistant Treasurer of the Company and Mr. Jia’s nephew. The loan principal was repaid to the Company in prior years and accrued interest on such loans remains outstanding as of December 31, 2023 and 2022 in the amount of $0.0 million for each period.

In prior years, the Company advanced funding to Ocean View for various real estate purchases, including the Rancho Palos Verdes Properties, and related expenses. As of December 31, 2023 and 2022, the Company had a receivable in the amount of $0.0 million for each period, due from Ocean View recorded in Deposits in the Consolidated Balance Sheets.

On February 9, 2023, the Company made a payment of approximately $0.2 million on behalf of Ocean View, an indemnified co-defendant, in connection with a seizure of funds related to the outstanding judgment in ongoing litigation, also involving Han’s San Jose Hospitality, LLC. Ocean View fulfilled its payment obligation under the settlement arrangement of such litigation, but the Company did not make its payment on the outstanding judgment which caused such seizure of funds of Ocean View. See Note 10, Commitments and Contingencies to the Consolidated Financial Statements, for more information. Following such seizure, the Company paid the outstanding judgment and all accrued interest. The Company received the return of such indemnification payment in April 2023.

FF Global Expense Reimbursements and Consulting Fees
On July 30, 2022, the Company entered into the Preliminary Term Sheet with FF Top, a subsidiary of FF Global, setting out a summary of the preliminary terms and conditions for FF Top’s assistance in arranging a proposed convertible term loan facility to the Company. In connection with the Preliminary Term Sheet, the Company agreed to reimburse FF Top for its reasonable and documented out-of-pocket legal and diligence fees and expenses incurred in connection with such financing efforts up to a $0.3 million cap (the “Original Cap”), irrespective of whether or not closing occurred, with $0.2 million to be payable as a deposit upon execution of the Preliminary Term Sheet. Pursuant to the Preliminary Term Sheet, the Company paid FF Top $0.2 million on August 9, 2022 and $0.2 million on December 16, 2022.
On January 31, 2023, the Company entered into a supplemental agreement to the Term Sheet and with FF Global, pursuant to which the parties agreed, due to the high amount of FF Global’s out-of-pocket legal fees and expenses incurred in connection with its financing efforts, to amend the Term Sheet to increase the cap for legal fees and expenses from $0.3 million to $0.7 million. The Company agreed to pay the remaining $0.4 million of the fees owed to FF Global as follows: (i) $0.2 million within one business day of execution of the Supplemental Agreement, and (ii) $0.2 million within one business day of consummation of new financing by the Company in an amount not less than $5.0 million or an earlier date approved by the Board. Pursuant to the Term Sheet, as amended by the Supplemental Agreement, the Company paid FF Global $0.2 million on each of February 1, 2023 and February 6, 2023. On April 8, 2023, the Company reimbursed FF Global for $0.2 million related to legal expenses incurred by FF Global in connection with the Sixth Secured SPA Amendment. In addition, on April 10, 2023 and May 31, 2023, the Company reimbursed FF Global for $0.1 million and $0.3 million related to legal expenses incurred by FF Global in connection with the Unsecured Financing.
In early February 2023, FF Global requested from the Company legal expense reimbursement of $6.5 million for costs incurred related to the governance changes at the Company, which was not approved by the Board as of the date the Consolidated Financial Statements were issued. FF Global may in the future continue to request additional expense reimbursements and indemnification from the Company.

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

The Consulting Services Agreement has an initial term of 12 months and automatically renews for successive 12 months periods unless earlier terminated in accordance with the terms thereof. Effective March 6, 2024, the Consulting Agreement renewed automatically. Either party may terminate the Consulting Services Agreement upon one month prior written notice to the other party. Upon any termination of the Consulting Services Agreement, the Company shall promptly pay FF Global any accrued but unpaid fees hereunder and shall reimburse FF Global for any unreimbursed expenses that are reimbursable thereunder. In addition, FF Global is entitled to reimbursement for all reasonable and documented out-of-pocket travel, legal, and other out-of-pocket expenses incurred in connection with their services, which expenses shall not exceed $0.1 million without the prior written consent of the Company. The Company paid $1.8 million, respectively, to FF Global during the year ended December 31, 2023, pursuant to the Consulting Services Agreement. The Company has $0.6 million of amounts payable to FF Global recorded in Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets at December 31, 2023.
Common Units of FF Global
During 2022, certain executives and employees of the Company were granted the opportunity to subscribe to 24,000,000 common units of FF Global. The subscription price of $0.50 per common unit, payable by the executives and employees of the Company, was financed through non-recourse loans issued by FF Global payable in equal annual installments over ten years. The common units to be purchased with a non-recourse loan are required to be treated for accounting purposes as stock options granted by FF Global to executives and employees of the Legacy FF. The awards were valued using the Black-Scholes option pricing model. The grant date fair value of the units purchased through non-recourse loans was immaterial for the years ended December 31, 2023 and 2022.
Advertising Services Payable to Leshi Information Technology Co., Ltd. (“LeTV”)
The Company has recorded a payable to LeTV within Accrued expenses and other current liabilities in the amount of $7.5 million and $7.0 million as of December 31, 2023 and December 31, 2022, respectively, in connection with advertising services provided to the Company in prior years. LeTV is a Shanghai Stock Exchange-listed public company founded and controlled by Mr. Yueting Jia, the Company’s founder and Chief Product and User Ecosystem Officer.
Other Related Party Transactions
The Company pays for a vehicle lease totaling less than $0.1 million annually on behalf of Mr. Jia, the Company’s founder and Chief Product and User Ecosystem Officer. In addition, during 2023, the Company leased a FF 91 to Mr. Jia.

The Company owes a total of $0.2 million and $0.1 million to various related parties as of December 31, 2023 and 2022, respectively, which is included in Accounts Payable within the Consolidated Balance Sheets.

Procedures with Respect to Review and Approval of Related Person Transactions

Following the consummation of the Business Combination, the Board adopted a written policy with respect to the review, approval and ratification of related person transactions. Under the policy, FF’s Audit Committee is responsible for reviewing and approving related person transactions. In the course of its review and approval of related party transactions, the Audit Committee will consider the relevant facts and circumstances to decide whether to approve such transactions. In particular, the policy requires the Audit Committee to consider, among other factors it deems appropriate:

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

Item 14. Principal Accounting Fees and Services
Mazars served as the independent registered public accounting firm of the Company for the years ended December 31, 2022 and 2023. The following is a summary of fees paid or to be paid to Mazars for services rendered for the years ended December 31, 2022 and 2023.
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Mazars in connection with regulatory filings. The aggregate fees billed by Mazars for professional services rendered for the audit of FF’s annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, services provided in connection with registration statements, and other required filings with the SEC for the year ended December 31, 2022 totaled $557,000, and for the year ended December 31, 2023, totaled $1,265,000. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.
Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Mazars did not provide services and we did not incur fees for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 or 2023.
Tax Fees. Mazars did not provide services and we did not incur fees for tax planning and advice provided by Mazars for the years ended December 31, 2022 or 2023.
All Other Fees. No other fees were paid to Mazars for the years ended December 31, 2022 or 2023.
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
The Audit Committee approved all services provided by Mazars during the years ended December 31, 2022 and 2023. The Audit Committee has considered the nature and amount of the fees billed by Mazars and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Mazars’ independence.

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
Exhibit 2.2 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
2.3	Second Amendment to Agreement and Plan of Merger, dated as of May 3, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Exhibit 2.3 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-255027) filed on June 1, 2021
2.4	Third Amendment to Agreement and Plan of Merger, dated as of June 14, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Exhibit 2.4 to Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-255027) filed on June 23, 2021
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of July 12, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Exhibit 2.5 to the Current Report on Form 8-K filed on July 22, 2021.
3.1	Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024.
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024.
3.3	SecondCertificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 26, 2024.
3.4	Amended and Restated Bylaws of the Company	Exhibit 3.2 to the Current Report on Form 8-K filed on June 16, 2023
4.1*	Description of the Securities	S-3/A (Registration Statement) filed on August 29, 2023

4.2	Specimen Common Stock Certificate	Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
4.3	Specimen Warrant Certificate	Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company	Exhibit 4.5 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
4.5	Form of Common Stock Purchase Warrant (under Securities Purchase Agreement, dated as of August 14, 2022)	Exhibit 4.1 to the Current Report on Form 8-K filed on August 15, 2022
4.6	Form of Common Stock Purchase Warrant (under Amendment No. 1 to the Securities Purchase Agreement and Convertible Senior Secured Promissory Notes, dated as of September 23, 2022)	Exhibit 4.1 to the Current Report on Form 8-K filed on September 26, 2022
4.7	Form of Adjustment Warrant (under Amendment No. 1 to Securities Purchase Agreement and Convertible Senior Secured Promissory Notes, dated as of September 23, 2022)	Exhibit 4.2 to the Current Report on Form 8-K filed on September 26, 2022
4.8	Form of Tranche C Warrant (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 4.1 to the Current Report on Form 8-K filed on February 6, 2023
4.9	Form of Replacement Warrant (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 4.2 to the Current Report on Form 8-K filed on February 6, 2023
4.10	Form of Common Stock Purchase Warrant (under Amendment No. 8 to Security Purchase Agreement, dated May 8, 2023)	Exhibit 4.1 to the Current Report on Form 8-K filed on May 10, 2023
4.11	Form of FFVV Common Stock Purchase Warrant.	Exhibit 4.1 to the Current Report on Form 8-K filed on June 27, 2023
4.12	Form of Senyun Common Stock Purchase Warrant.	Exhibit 4.2 to the Current Report on Form 8-K filed on June 27, 2023
4.13	Common Stock Purchase Warrant, dated August 4, 2023, issued to Streeter Ville Capital, LLC.	Exhibit 4.1 to the Current Report on Form 8-K filed on August 7, 2023
4.14	Common Stock Purchase Warrant, dated September 21, 2023, issued to FF Vitality Ventures LLC.	Exhibit 4.1 to the Current Report on Form 8-K filed on September 22, 2023
10.1	Amended and Restated Registration Rights Agreement between the Company and certain holders identified therein	Exhibit 10.1 to the Current Report on Form 8-K filed on July 22, 2021.
10.2	Form of Subscription Agreement between the Company and the subscribers party thereto	Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.3	Amended and Restated Shareholder Agreement dated as of January 13, 2023, by and between the Company and FF Top Holding LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2023
10.4	Form of Support Agreement between FF Intelligent Mobility Global Holdings Ltd. and FF Top Holding Limited.	Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.5	Form of Support Agreement between FF Intelligent Mobility Global Holdings Ltd. and Season Smart Limited.	Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021

10.6	Form of Support Agreement between FF Intelligent Mobility Global Holdings Ltd. and Founding Future Creditors Trust.	Exhibit 10.14 to Registration Statement on Form S-4 (File No.333-255027) filed on April 5, 2021
10.7	Sponsor Support Agreement between Property Solutions Acquisition Corp. and Property Solutions Acquisition Sponsor, LLC.	Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.8	Form of Lock-up Agreement between the Company and certain stockholders party thereto.	Exhibit 10.16 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.9	Form of Lock-up Agreement between the Company and Property Solutions Acquisition Sponsor, LLC.	Exhibit 10.17 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.10#	Faraday Future Intelligent Electric Inc. 2021 Stock Incentive Plan	Exhibit 10.10 to the Current Report on Form 8-K filed on July 22, 2021.
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
Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2023
10.57	Form of Tranche C Note (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 10.2 to the Current Report on Form 8-K filed on February 6, 2023
10.58	Form of Replacement Note (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 10.3 to the Current Report on Form 8-K filed on February 6, 2023
10.59	Form of Exchange Note (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 10.4 to the Current Report on Form 8-K filed on February 6, 2023

10.60+	Exchange Agreement, dated as of February 3, 2023, by and between Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.5 to the Current Report on Form 8-K filed on February 6, 2023
10.61+	Exchange Agreement, dated as of February 3, 2023, by and among Faraday Future Intelligent Electric Inc. and the affiliates of FF Simplicity Ventures LLC party thereto	Exhibit 10.6 to the Current Report on Form 8-K filed on February 6, 2023
10.62	Consulting Services Agreement, dated as of March 6, 2023, by and between Faraday Future Intelligent Electric Inc. and FF Global Partners LLC	Exhibit 10.62 to the Annual Report on Form 10-K/A filed on August 21, 2023
10.63
Amendment No. 7 to Securities Purchase Agreement, dated March 23, 2023, by and among Faraday Future Intelligent Electric Inc., FF Simplicity Ventures LLC, Senyun International Ltd., and FF Prosperity Ventures LLC
Exhibit 10.1 to the Current Report on Form 8-K filed on March 23, 2023
10.64	Amendment No. 8 to Securities Purchase Agreement, dated May 8, 2023, by and between Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 10, 2023
10.65	Amendment to ATW Notes and Warrants, dated as of May 9, 2023, by and among Faraday Future Intelligent Electric Inc., FF Simplicity Ventures LLC and FF Prosperity Ventures LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 10, 2023
10.66+	Securities Purchase Agreement, dated as of May 8, 2023, among Faraday Future Intelligent Electric Inc. and the purchasers from time to time party thereto.	Exhibit 10.3 to the Current Report on Form 8-K filed on May 10, 2023
10.67	Form of Unsecured Convertible Senior Promissory Note.	Exhibit 10.4 to the Current Report on Form 8-K filed on May 10, 2023
10.68	Equity Commitment Letter, dated as of May 8, 2023, by and among FF Global Partners Investment LLC, Metaverse Horizon Limited and Faraday Future Intelligent Electric Inc.	Exhibit 10.5 to the Current Report on Form 8-K filed on May 10, 2023
10.69	Equity Commitment Letter, dated as of May 8, 2023, by and among V W Investment Holding Limited, Lijun Jin and Faraday Future Intelligent Electric Inc.	Exhibit 10.6 to the Current Report on Form 8-K filed on May 10, 2023
10.70	Purchase Agreement, dated June 16, 2023, by and between the Company and Xuefeng Chen.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2023
10.71	Amendment No. 1 to Securities Purchase Agreement, dated as of June 26, 2023, among Faraday Future Intelligent Electric Inc. and the Unsecured SPA Purchasers party thereto.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 27, 2023
10.72	Joinder and Amendment Agreement, dated as of June 26, 2023, among Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on June 27, 2023
10.73	Second Joinder and Amendment Agreement, dated as of June 26, 2023, among Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.3 to the Current Report on Form 8-K filed on June 27, 2023
10.74	Form of FFVV Unsecured Convertible Senior Promissory Note.	Exhibit 10.4 to the Current Report on Form 8-K filed on June 27, 2023

10.75	Form of Senyun International Ltd. Unsecured Convertible Senior Promissory Note.	Exhibit 10.5 to the Current Report on Form 8-K filed on June 27, 2023
10.76#	Offer Letter, dated July 11, 2023.	Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2023
10.77	Securities Purchase Agreement, dated as of August 4, 2023, among Faraday Future Intelligent Electric Inc. and Streeterville Capital, LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2023
10.78	Unsecured Convertible Senior Promissory Note, dated August 4, 2023, issued to Streeterville Capital, LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on August 7, 2023
10.79	Amendment No. 9 to Securities Purchase Agreement, dated August 4 2023, by and between Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.	Exhibit 10.3 to the Current Report on Form 8-K filed on August 7, 2023
10.80	Amendment No. 10 to Securities Purchase Agreement, dated August 4, 2023, by and between Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.4 to the Current Report on Form 8-K filed on August 7, 2023
10.81	Waiver and Amendment Agreement, dated as of August 4, 2023, among Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.	Exhibit 10.5 to the Current Report on Form 8-K filed on August 7, 2023
10.82	Form of Salary Deduction and Stock Purchase Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2023
10.83	Amendment Agreement, dated as of September 21, 2023, among Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2023
10.84	Unsecured Convertible Senior Promissory Note, dated September 21, 2023, issued to FF Vitality Ventures LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on September 22, 2023
10.85	Lease Agreement dated October 19, 2023	Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2023
10.86	Guaranty of Lease dated October 19, 2023	Exhibit 10.2 to the Current Report on Form 8-K filed on October 19, 2023
10.87	Purchase Agreement, dated December 21, 2023, by and between the Company and Matthias Aydt.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on December 28, 2023
10.88*^	Settlement Agreement, dated March 11, 2024, by and between the Faraday Future Intelligent Electric Inc. and Palantir Technologies, Inc.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Mazars USA LLP, independent registered public accounting firm of the Company
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

***	Furnished herewith.

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

^	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Faraday Future Intelligent Electric Inc.

By:	/s/Matthias Aydt
Matthias Aydt
Global Chief Executive Officer

Date:	May 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Faraday Future Intelligent Electric Inc and in the capacities and on the date indicated.

Name	Title	Date

/s/Matthias Aydt	Global Chief Executive Officer and Director	May 28, 2024
Matthias Aydt	(Principal Executive Officer)

/s/ Jonathan Maroko	Interim Chief Financial Officer	May 28, 2024
Jonathan Maroko	(Principal Financial and Accounting Officer)

/s/ Chad Chen	Director	May 28, 2024
Chad Chen

/s/ Li Han	Director	May 28, 2024
Li Han

/s/ Chui Tin Mok	Director	May 28, 2024
Chui Tin Mok

/s/ Lev Peker	Director	May 28, 2024
Lev Peker

/s/Jie Sheng	Director	May 28, 2024
Jie Sheng