Form 10-K/A
period 2023-12-31
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2024-06-24
CIK 1805521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

Faraday Future Intelligent Electric Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2024, as amended on May 30, 2024 (the “Original Filing”).

This Form 10-K/A is being filed to correct an administrative error in the tables entitled “Summary Compensation Table – Fiscal 2023” and “Director Compensation Table – Fiscal 2023” included in Part III, Item 11 “Executive Compensation” in the Original Filing. Specifically, the values of equity awards granted to the named executive officers and non-employee directors reported in each table did not reflect the fair value of each award determined as of the grant date under applicable accounting rules as required for these disclosures.

The amended “Summary Compensation Table – Fiscal 2023” and “Director Compensation Table – Fiscal 2023” tables are set forth below. The information for Jonathan Maroko, the Company’s Interim Chief Financial Officer, has not been included as he is not a named executive officer pursuant to Item 402(m)(2) of Regulation S-K.

Summary Compensation Table — Fiscal 2023

The following table sets forth certain information concerning compensation paid to the named executive officers for the fiscal year ended December 31, 2023 and, to the extent required by the SEC executive compensation disclosure rules, 2022.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Matthias Aydt	2023	348,250	5,000	—	—	—	—	353,250
Global Chief Executive Officer

Xuefeng Chen	2023	725,207	50,000	900,202	99,110	—	80,272	1,854,791
Former Global Chief Executive Officer	2022	487,500	500,000	—	—	—	—	987,500

Yun Han	2023	390,000	325,000	—	—	—	—	715,000
Former Chief Accounting Officer and Former Interim Chief Financial Officer	2022	73,976	200,000	912,815	—	—	—	1,186,791

Chui Tin Mok	2023	433,250	5,000	—	—	—	—	438,250
Global Executive Vice President and Global Head of User Ecosystem	2022	500,000	—	20,904	76	—	—	520,904

YT Jia	2023	390,750	50,000	—	—	—	—	440,750
Chief Product and User Ecosystem Officer

(1)	The annualized base salaries for the named executive officers at the beginning of fiscal 2023 were as follows: Mr. Aydt $400,000; Mr. Chen, $900,000; Ms. Han, $400,000; Mr. Mok, $500,000; and Mr. Jia, $450,000. In connection with Mr. Chen’s resignation as Global Chief Executive Officer, Mr. Chen’s annual base salary was reduced to $750,000 effective September 29, 2023. In October 2023, Messrs. Chen, Mok, Aydt and Jia agreed to a temporary salary reduction through November 2023 to an annualized minimum wage of $66,000. In December 2023, as part of the Company’s cost cutting initiatives, the base salaries of all named executive officers, other than Mr. Chen, were reduced by 30%, and Mr. Chen’s salary was reduced by approximately 50%.

(2)	The amounts reported in this column for each executive represent cash signing and retention bonuses.

(3)	The amounts reported in these columns reflect the grant date fair value of time-based RSUs, time-based stock option awards and PSU awards, as applicable, granted to the named executive officers during 2023 and 2022 and are accounted for in accordance with FASB ASC Topic 718. For the assumptions used to value these awards, see Note 12 (Stock-Based Compensation) in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for 2023 filed with the SEC on May 28, 2024 (or the corresponding note in the annual report for prior years).

(4)	The amount reported in this column for Mr. Chen includes a housing allowance of $64,000 and $16,272 for the payment of accrued paid time off and other benefits.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)	Option Awards ($)	Total ($)
Chad Chen	144,267	136,147	—	280,414
Li Han(1)(2)	27,603	74,000	—	101,603
Adam (Xin) He(2)	257,708	90,253	—	347,961
Lev Peker	14,712	41,918	—	56,630
Jie Sheng(1)	134,606	114,476	—	249,082
Ke Sun(2)	78,013	50,735	—	128,748

(1)	Mr. Peker and Ms. Han were appointed to the Board effective August 4, 2023 and March 13, 2023, respectively.

(2)	Mr. He resigned from the Board effective July 31, 2023. Ms. Sun resigned from the Board effective October 10, 2023. Ms. Han resigned from the Board effective June 9, 2024.

(3)	The amounts reported in this column reflect the grant date fair value of time-based RSUs granted to the director during 2023 and are accounted for in accordance with FASB ASC Topic 718. For the assumptions used to value these awards, see Note 12 (Stock-Based Compensation) in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on May 28, 2024. As of December 31, 2023, the non-employee directors held the following number of outstanding and unvested RSUs: Mr. Chad Chen – 14,493; Ms. Han – 14,493; Mr. Peker – 10,125; and Mr. Sheng – 14,493.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

a) List of documents filed as a part of this report:

1.	Financial Statements - No financial statements are included with this Form 10-K/A. The financial statements were included as part of the Original Filing.

2.	Financial Statement Schedules - No financial statement schedules are included with this Form 10-K/A. The financial statement schedules were included as part of the Original Filing.

3.	Exhibits – The exhibits listed in the accompanying Exhibit Index are filed as part of this Form 10-K/A.

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
31.1*	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Faraday Future Intelligent Electric Inc.

By:	/s/ Jonathan Maroko
Jonathan Maroko
Interim Chief Financial Officer

Date:	June 24, 2024

4