Form 10-Q
period 2024-03-31
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2024-07-30
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The registrant had outstanding 441,264,705 shares of Class A common stock and 266,670 shares of Class B common stock as of July 30, 2024.

Faraday Future Intelligent Electric Inc.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Faraday Future Intelligent Electric Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024
	(Unaudited)	December 31, 2023
Assets
Current assets:
Cash	$407	$1,898
Restricted cash	898	2,127
Accounts receivable	7	7
Inventory	29,425	34,229
Deposits	27,124	31,382
Other current assets	24,875	21,721
Total current assets:	82,736	91,364
Property, plant and equipment, net	397,432	417,812
Operating lease right-of-use assets	15,766	16,486
Other non-current assets	4,007	4,877
Total assets:	$499,941	$530,539
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$96,625	$93,170
Accrued expenses and other current liabilities	61,065	62,391
Related party accrued interest	17,439	753
Warrant liabilities	100	285
Accrued interest	25	25
Related party warrant liabilities	3	21
Operating lease liabilities, current portion	3,135	3,621
Related party notes payable	14,829	9,760
Notes payable	63,769	91,150
Total current liabilities:	256,990	261,176
Financial obligations on sale and lease back transaction	26,234	25,483
Operating lease liabilities, less current portion	13,860	14,306
Other liabilities	1,338	1,338
Total liabilities:	298,422	302,303
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 443,625,000 and 49,291,667 shares authorized; 159,390,384 and 42,433,025 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	16	4
Class B Common Stock, $0.0001 par value; 19,687,500 and 2,187,500 shares authorized; 266,670 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, zero share issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	4,202,125	4,180,869
Accumulated other comprehensive income	6,094	5,862
Accumulated deficit	(4,006,716)	(3,958,499)
Total stockholders’ equity:	201,519	228,236
Total liabilities and stockholders’ equity:	$499,941	$530,539

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023 (As Restated)
Revenue	$2	$—
Cost of revenues	20,687	—
Gross Profit	(20,685)	—
Operating expenses
Research and development	6,688	57,808
Sales and marketing	2,474	5,065
General and administrative	13,848	26,513
(Gain)/Loss on disposal on property, plant and equipment	(87)	3,698
Change in fair value of earnout liability	—	2,764
Total operating expenses	22,923	95,848
Loss from operations	(43,608)	(95,848)
Change in fair value of notes payable and warrant liabilities	27,885	48,135
Change in fair value of related party notes payable and related party warrant liabilities	(7)	—
Loss on settlement of notes payable	(11,403)	(98,136)
Loss on related party notes payable	(14,295)	—
Interest expense	(2,225)	(292)
Related party interest expense	(5,094)	—
Other expense, net	530	1,168
Loss before income taxes	(48,217)	(144,973)
Income tax provision	—	—
Net loss	$(48,217)	$(144,973)

Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(0.66)	$(48.22)
Diluted	(0.66)	(48.22)
Weighted average shares used in computing net loss per share of Class A and B Common Stock:
Basic	73,518,321	3,006,526
Diluted	73,518,321	3,006,526

Total comprehensive loss
Net loss	$(48,217)	$(144,973)
Foreign currency translation adjustment	232	(555)
Total comprehensive loss	$(47,985)	$(145,528)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	42,433,025	$4	266,670	$—	$4,180,869	$5,862	$(3,958,499)	$228,236
Conversion of notes payable and accrued interest into Class A Common Stock (Note 7)	116,945,093	12	—	—	20,714	—	—	20,726
Reverse Stock split related round up share issuances	12,266	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	542	—	—	542
Foreign currency translation adjustment	—	—	—	—	—	232	—	232
Net loss	—	—	—	—	—	—	(48,217)	(48,217)
Balance as of March 31, 2024	159,390,384	$16	266,670	$—	$4,202,125	$6,094	$(4,006,716)	$201,519
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) (Continued)
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022 (as restated)	2,347,276	$—	266,670	$—	$3,724,242	$3,505	$(3,526,755)	$200,992
Conversion of notes payable and accrued interest into Class A Common Stock (Note 7)	931,416	—	—	—	138,180	—	—	138,180
Change in classification of warrants from Additional paid-in capital to liability pursuant to the Warrant Exchange (Note 7)	—	—	—	—	(6,811)	—	—	(6,811)
Reclassification of February 28, 2023 earnout shares liability to equity due to authorized share increase (Note 10)	—	—	—	—	5,014	—	—	5,014
Reclassification of February 28, 2023 stock-based awards liability to equity due to authorized share increase (Note 10)	—	—	—	—	8,978	—	—	8,978
Stock-based compensation	—	—	—	—	3,631	—	—	3,631
Exercise of warrants	213,037	—	—	—	51,276	—	—	51,276
Exercise of stock options	207	—	—	—	44	—	—	44
Issuance of shares for RSU vesting net of tax withholdings	3,367	—	—	—	1	—	—	1
Foreign currency translation adjustment		—	—	—	—	(555)	—	(555)
Net loss		—	—	—	—	—	(144,973)	(144,973)
Balance as of March 31, 2023 (as restated)	3,495,303	$—	266,670	$—	$3,924,555	$2,950	$(3,671,728)	$255,777

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023 (As Restated)
Cash flows from operating activities
Net loss	$(48,217)	$(144,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	17,728	1,103
Stock-based compensation	542	8,633
(Gain) loss on disposal of property, plant and equipment	(87)	3,698
Change in fair value of related party notes payable and related party warrant liabilities	7	31,327
Change in fair value of notes payable and warrant liabilities	(27,885)	(79,462)
Change in fair value measurement of earnout liability	—	2,764
Amortization of operating lease right-of-use asset	749	736
Loss on foreign exchange	(2,105)	653
Gain on forgiveness of accounts payable and deposits, net	(518)	—
Non-cash interest expense	—	34
Loss on settlement of notes payable	11,403	98,136
Loss on related party notes payable	14,295	—
Other	—	661
Changes in operating assets and liabilities:
Deposits	5,955	(12,108)
Inventory	4,804	408
Other current and non-current assets	(1,808)	6,819
Accounts payable	3,559	(11,044)
Financial obligations on sale and lease back transaction	751	—
Accrued expenses and other current liabilities	1,749	(9,626)
Operating lease liabilities	(755)	(542)
Accrued interest expense	5,114	(197)
Net cash used in operating activities	(14,719)	(102,980)
Cash flows from investing activities
Proceeds from sale of equipment	87	—
Purchase of property, plant and equipment	(99)	(16,873)
Net cash used in investing activities	(12)	(16,873)
Cash flows from financing activities
Proceeds from notes payable, net of original issuance discount	9,038	131,800
Proceeds from related party notes payable	3,000	—
Proceeds from exercise of warrants	—	4,079
Payments of notes payable	—	(6)
Settlement of notes payable transaction costs	(25)	(1,139)
Payments of finance lease obligations	—	(335)
Proceeds from exercise of stock options	—	44
Net cash provided by financing activities	12,013	134,443
Effect of exchange rate changes on cash and restricted cash	(2)	170
Net change in cash and restricted cash	(2,720)	14,760
Cash and restricted cash, beginning of period	4,025	18,514
Cash and restricted cash, end of period	$1,305	$33,274

Faraday Future Intelligent Electric Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(in thousands)

The following table provides a reconciliation of cash and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31, 2024	March 31, 2023 (As Restated)
Cash and restricted cash
Cash	$407	$31,769
Restricted cash	898	1,505
Total cash and restricted cash	$1,305	$33,274

	Three Months Ended March 31,
	2024	2023 (As Restated)

Supplemental disclosure of noncash investing and financing activities
Additions of property, plant and equipment included in accounts payable and accrued expenses	$45,424	17,249
Conversion of notes payable, related party notes payable and accrued interest into Class A Common Stock	9,118	138,180
Issuance of SPA Warrants	1	26,457
Issuance of Secured SPA Notes pursuant to the Exchange Agreement	—	16,500
Reduction in outstanding warrants pursuant to the Exchange Agreement	—	16,506
Reclassification of liability for insufficient authorized shares related to stock options and RSUs	—	8,979
Change in classification of warrants from Additional paid-in capital to liability pursuant to the Warrant Exchange	—	6,811
Reclassification of earnout shares liability to equity as part of authorized share increase	—	5,014

Supplemental disclosure of cash flow information
Cash paid for interest	465	324
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
The Company operates in a single operating segment and designs and engineers next-generation, intelligent, electric vehicles. The Company manufactures its vehicles at the FF ieFactory California in Hanford, California and has additional engineering, sales, and operations capabilities in China. The Company has created innovations in technology, products, and a user-centered business model that are being incorporated into its planned electric vehicle platform.
Principles of Consolidation and Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and all other entities in which the Company has a controlling financial interest, including the accounts of any variable interest entity in which the Company has a controlling financial interest and for which it is the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
These Unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual audited financial statements prepared in accordance with GAAP and should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 28, 2024 (as amended, the “Form 10-K”). Accordingly, the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2023, has been derived from the Company’s annual audited Consolidated Financial Statements but does not contain all of the footnote disclosures from the annual financial statements. The Company believes that the disclosures included in this quarterly report on Form 10-Q (this “Form 10-Q”) are adequate to make the information presented not misleading.
In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position, results of operations, and cash flows for the periods presented. The accounting policies used in the preparation of these Unaudited Condensed Consolidated Financial Statements are the same as those disclosed in the audited Consolidated Financial Statements for the year ended December 31, 2023, included in the Form 10-K, except as described below.
Our annual reporting period is the calendar year. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the 2024 full year or any future periods.
Reclassification of Presentation in the Company’s Unaudited Condensed Consolidated Statements of Cash Flow
Certain reclassifications have been made to the prior period in the accompanying Unaudited Condensed Consolidated Financial Statements to conform with the current presentation. Changes in Inventory is now separately presented under Changes in operating assets and liabilities within the Unaudited Condensed Consolidated Statement of Cash Flows instead of being combined with Other current and non-current assets.
Use of Estimates and Judgments
The preparation of the Company’s Unaudited Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in such financial statements and in the accompanying notes. Actual results may differ materially from these estimates.
Estimates are based on historical experience, where applicable, and other assumptions that management believes are reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, including those related to the: (i) recognition and disclosure of contingent liabilities, including litigation reserves; (ii) fair value of related party notes payable and notes payable; (iii) calculations related to the evaluation of possible long term asset impairment; and (iv) valuation of warrants. Such estimates often require the selection of appropriate valuation methodologies and financial models and may

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions, financial inputs, or circumstances.
Given the global economic climate, estimates are subject to additional volatility. As of the date of filing the Company’s Unaudited Condensed Consolidated Financial Statements on this Form 10-Q with the SEC for the period ended March 31, 2024, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revisions to the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s Unaudited Condensed Consolidated Financial Statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.
Revenue Recognition
Revenue is recognized by the Company in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification (“ASC”) Topic 606) (“ASU 2014-09”).
In order to recognize revenue under ASU 2014-09, the Company applies the following five steps:
•identify a customer along with a corresponding contract;
•identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer;
•determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods or services to a customer;
•allocate the transaction price to the performance obligation(s) in the contract; and
•recognize revenue when or as the Company satisfies the performance obligation(s).
Revenue, which was primarily related to automotive leasing revenue, was less than $0.1 million for the three months ended March 31, 2024. There were no sales, services and other revenue recognized for the three months ended March 31, 2023.
Automotive Sales Revenue
The Company began the production of its first vehicle, the FF 91 Futurist (the “FF 91,” “FF 91 Futurist”, or “FF 91 2.0 Futurist Alliance”), in March 2023 and began delivering to customers in August 2023.
Automotive sales revenue includes revenues related to deliveries of new vehicles, and specific other features and services including home charger, charger installation, 24/7 roadside assistance, over-the-air (“OTA”) software updates, internet connectivity and destination fees.
The Company recognizes revenue on automotive sales upon delivery to the customer, which is when control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business and as indicated in the sales contract. OTA software updates are provisioned upon transfer of control of a vehicle and recognized over time on a straight-line basis as the Company has a stand-ready obligation to deliver such services to the customer. For obligations related to automotive sales, FF estimates standalone selling price by considering costs used to develop and deliver the good or service, third-party pricing of similar options and other information that may be available. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of the Company’s performance obligations. Vehicle contracts do not contain a significant financing component.
Revenue from promises to the customer that are considered immaterial are combined with the vehicle performance obligation and recognized when the product has been transferred. The Company accrues costs to transfer these immaterial goods and services regardless of whether they have been transferred.
The Company provides its customers with a residual value guarantee that may or may not be exercised in the future. The impact of such residual value guarantees was immaterial to the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Co-creation Arrangements
As part of the Company’s Futurist Product Officers (“FPO”) Co-Creation Delivery program that began in August 2023, the Company has entered into co-creation agreements with certain customers. The arrangement leverages some of the Company’s sales and leasing customers to provide valuable driving data, insights, marketing and brand awareness of the FF 91 vehicle. For the services performed, the Company compensates the respective customers through a monthly consulting fee payment or a discount on their monthly lease payment. Management examined in detail the services provided by each respective customer in accordance with the co-creation agreement, established various data points, and rationally assigned a dollar amount that was deemed representative of the fair value of the services. Co-creation payments that exceed the fair value of the distinct services performed by the customer are considered consideration paid to the customer and were treated as a reduction in revenue. Co-creation fees recorded as a reduction to revenue and also within research and development (“R&D”) expenses in the Unaudited Condensed Consolidated Financial Statements were immaterial for the three months ended March 31, 2024.
The Company has entered into and may continue to enter into co-creator consulting agreements with its customers under which customers share feedback, driving data, ideas, and experiences with the Company’s engineers, social media posts and other promotions in exchange for specified fees. The Company considers these arrangements consideration payable to a customer. The consideration paid to the customer relates to marketing and R&D services that are distinct and could be purchased by the Company from a separate third party. The Company performs an analysis in which it maximizes the use of observable market inputs to ascribe a fair value to these services and record the fair value of these services to sales and marketing expense or R&D expense, as applicable. Any consideration payable to a customer that is above the fair value of the distinct services being provided is treated as a reduction of revenue.
Automotive Leasing Revenue
Operating Leasing Program
The Company has outstanding leases under its vehicle operating leasing program in the United States. Qualifying customers are permitted to lease a vehicle under for up to 36 months. At the end of the lease term, customers are generally required to return the vehicle to the Company. The Company accounts for these leasing transactions as operating leases. The Company records leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and it records the depreciation of these vehicles to cost of automotive leasing revenue. For the three months ended March 31, 2024, the Company recognized less than $0.1 million of revenue for this program. As of March 31, 2024, deferred lease-related upfront payments that will be recognized on a straight-line basis over the contractual terms of the individual leases were immaterial. The Company’s policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.
Sales-Type Leasing Program
The Company has outstanding leases accounted for as sales-type leases under ASC 842, Leases (“ASC 842”). Customers have the right to purchase the vehicle at the end of the lease term, which is usually 36 months. A customer qualifies under this program if the purchase option is reasonably certain to be exercised, and the Company therefore expects the customer to take title to the vehicle at the end of the lease term after making all contractual payments. The Company recognizes all revenue and costs associated with the sales-type lease as automotive leasing revenue and automotive leasing cost of revenue, respectively, upon delivery of the vehicle to the customer when collectability of lease payments is probable at lease commencement. If collectability of lease payments is not probable at commencement, the Company recognizes the lease payments as deposit liability on the Company’s Consolidated Balance Sheet and does not derecognize the leased vehicle until such point that collectability of lease payments becomes probable. For the three months ended March 31, 2024, there was no revenue recognized under this program.
Customer Deposits and Deferred Revenue
The Company’s customers may reserve a vehicle and pre-order certain services by making a customer deposit, which is fully refundable at any time. Refundable deposits, for vehicle reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits within Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheet.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Customer deposits were $3.2 million as of March 31, 2024 and December 31, 2023. When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to the transfer of products or services by the Company. Such advance payments are considered non-refundable, and the Company defers revenue related to any products or services that are not yet transferred.
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Deferred revenue related to products and services was immaterial as of March 31, 2024 and December 31, 2023.
Warranties
The Company provides a manufacturer’s warranty on all vehicles sold. The warranty covers the rectification of reported defects via repair, replacement, or adjustment of faulty parts or components. The warranty does not cover any item where failure is due to normal wear and tear. This assurance-type warranty does not create a performance obligation separate from the vehicle. Management tracks warranty claims by vehicle ID, owner, and date. As the Company continues to manufacture and sell more vehicles, it will reassess and evaluate its warranty claims for purposes of its warranty accrual.

(in thousands)	Three Months Ended March 31, 2024
Accrued warranty- beginning of period	$684
Provision for warranty	38
Warranty costs incurred	(64)
Accrued warranty- end of period	$658
Cost of Revenue
Automotive Sales Revenue
Cost of revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense.
Cost of services and other revenue includes costs associated with providing non-warranty after-sales services, costs for retail merchandise, and costs to provide vehicle insurance. Cost of services and other revenue also includes direct parts and material. There were no automotive sales and as such, no related cost of revenue for the three months ended March 31, 2024 and 2023.
Automotive Leasing Program
Cost of leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with direct sales-type leases and warranty expense related to leased vehicles.
Property, Plant and Equipment, Net
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the assets’ lives, are charged to operating expense as incurred. Upon sale or disposition, the cost and related accumulated depreciation or amortization are removed from the Unaudited Condensed Consolidated Balance Sheets and any gain or loss is included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Depreciation and amortization on property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets and for leasehold improvements, over the remaining term of the lease, if shorter.

Useful Life (in years)
Buildings	39
Building improvements	15
Computer hardware	5
Tooling, machinery, and equipment	5 to 10
Vehicles	5
Lease vehicles	7
Computer software	3
Leasehold improvements	Shorter of 15 years or remaining term of the lease
Construction in process (“CIP”) consists of the construction activities related to the FF ieFactory California production facility plant and tooling, machinery and equipment being built to serve the manufacturing of production vehicles. These assets are capitalized and depreciated once put into service.
The amounts capitalized in CIP that are held at vendor sites relate to the completed portion of work-in-progress of tooling, machinery and equipment built based on the Company’s specific needs. The Company may incur storage fees or interest fees related to CIP that are expensed as incurred. CIP is presented within Property, Plant and Equipment, net on the Unaudited Condensed Consolidated Balance Sheets.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, consisting primarily of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to the assets’ carrying values. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Assets classified as held for sale are also assessed for impairment and such amounts are determined at the lower of the carrying amount or fair value, less costs to sell the asset. No impairment charges were recorded during the three months ended March 31, 2024 and 2023. See Note 5, Property, Plant and Equipment, Net for a discussion of disposals of CIP during the three months ended March 31, 2024 and 2023.
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
Income Taxes
There was no income tax provision impact on the unaudited Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023. The difference in the Company’s effective tax rate from the federal statutory rate of 21% is due to the ratio of domestic and international loss before taxes. The Company records a full valuation allowance to reflect limited benefits for income taxes in jurisdictions that historically reported losses and a provision for income taxes in jurisdictions that are profitable. The income tax provision for each period was the combined calculated tax expenses/benefits for various jurisdictions.
The Company is subject to taxation and files income tax returns with the U.S. federal government, the state of California and China. The Company’s income tax returns are open to examination by the relevant tax authorities until the expiration of the

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
applicable statute of limitations, which is generally three years after the filing of the tax return. As of March 31, 2024, the Company is not under any tax audits on its income tax returns. All of the Company’s prior year tax returns, from 2017 through 2023, are open under Chinese tax law.
The company did not accrue any interest or penalties related to the Company's unrecognized tax benefits as of March 31, 2024 and 2023, as the uncertain tax benefits only reduced the net operating losses. The Company does not expect the uncertain tax benefits to have material impact on its Unaudited Condensed Consolidated Financial Statements within the next twelve months.
Reverse Stock Splits and Recasting of Per-Share Amounts
On August 22, 2023, the Board approved the implementation of a 1-for-80 reverse stock split (the “Reverse Stock Split”) of the Company’s Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”) and Class B Common Stock, Par Value $0.0001 per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”) and set the number of authorized shares of Common Stock to 154,437,500 (which is 12,355,000,000 divided by 80). The Reverse Stock Split was effected after market close on August 25, 2023, and shares of the Class A Common Stock and publicly traded warrants (the “Public Warrants”) began trading on a split-adjusted basis as of market open on August 28, 2023. As approved by the Company’s stockholders at a special meeting held on February 5, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the office of the Secretary of State of the State of Delaware to effect an increase in the number of authorized shares of Common Stock from 154,437,500 to 1,389,937,500.
On February 23, 2024, the Board approved the implementation of a 1-for-3 reverse stock split (the “Second Reverse Stock Split”) of the Common Stock and set the number of authorized shares of Common Stock to 463,312,500 (which is 1,389,937,500 divided by 3). The Second Reverse Stock Split was effected after market close on February 29, 2024, and shares of the Class A Common Stock and the Public Warrants began trading on a split-adjusted basis as of market open on March 1, 2024.
All shares of Common Stock, Public Warrants, stock-based compensation awards, earnout shares and per share amounts contained in the Unaudited Condensed Consolidated Financial Statements and accompanying notes have been retroactively adjusted to reflect the Reverse Stock Split and Second Reverse Stock Split. In addition, proportionate adjustments were made to the number of shares of Class A Common Stock issuable upon exercise or conversion of the Company’s outstanding convertible debt securities and warrants, as well as the applicable exercise or conversion prices. See Note 10, Stockholders’ Equity, and Note 11, Stock-Based Compensation, for further discussion regarding the Reverse Stock Split and the second Reverse Stock Split.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure (ASU 2023-07). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the effect of ASU 2023-07 on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 is intended to enhance the decision usefulness of income tax disclosures and requires the disclosure of various disaggregated information, including an entity’s effective tax rate reconciliation as well as additional information on taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024 with early adoption allowed. The Company is in the process of evaluating the effect of ASU 2023-09 on its consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
2. Liquidity and Capital Resources and Going Concern
The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Unaudited Condensed Consolidated Financial Statements are issued. Based on its recurring losses from operations since inception and continued cash outflows from operating activities (all as described below), the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these Unaudited Condensed Consolidated Financial Statements were issued.
The Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Unaudited Condensed Consolidated Financial Statements have been prepared on a basis that assumes the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
The Company has and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of its electric vehicle platform, development of vehicle models, finalizing the build out of the FF ieFactory California manufacturing facility, and capital raising. The Company incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $4,006.7 million, an unrestricted cash balance of $0.4 million and a negative working capital position of $175.2 million, excluding restricted cash, as of March 31, 2024. During 2023, the Company delivered its first vehicles but expects to continue generating significant operating losses for the foreseeable future. The Company has funded its operations and capital needs primarily through the issuance of related party notes payable and notes payable (see Note 7, Notes Payable and Note 8, Related Party Transactions), convertible notes, and the sale of common stock.
Pursuant to the Secured SPA, the Unsecured SPA, the Unsecured Streeterville SPA, the FFVV Joinder, and the Senyun Joinder (collectively the “SPA Commitments”) (see Note 7, Notes Payable and Note 8, Related Party Transactions), the Company obtained commitments from several investors. At March 31, 2024, the SPA Commitments totaled $554.5 million, of which $343.2 million was funded, $211.3 million remained to be funded, and $93.6 million in principal was outstanding. At March 31, 2024, Optional Commitments under the SPA Commitments totaled $366.0 million, of which $40.6 million was funded, $325.4 million remained to be funded, and $3.0 million was outstanding. The remaining amounts to be funded as of March 31, 2024, are subject to the achievement of delivery milestones, satisfaction of closing conditions, resolution of disputes with investors, and satisfaction or waiver of other conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes.
The Company may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional incremental convertible senior secured note purchasers under the SPA Commitments or other debt or equity financing in a timely manner, on acceptable terms, or at all.
On November 11, 2022, the Company entered into a three-year Standby Equity Purchase Agreement (the “SEPA”) with YA II PN LTD. (“Yorkville”). Under terms of the SEPA, the Company may, at its option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate under the Company’s option) of Class A Common Stock to an affiliate of Yorkville Advisors, subject to certain limitations. As of March 31, 2024, the Company had the right to issue and sell up to an additional $192.5 million, or $342.5 million if the Company exercises its option under the SEPA, of Class A Common Stock under the SEPA.
In addition, on September 26, 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC, as sales agents, to sell shares of Class A Common Stock, from time to time, with aggregate gross sales proceeds of up to $90.0 million pursuant to the Registration Statement as an “at-the-market” offering under the Securities Act (the “ATM Program”). The ATM Program has been the primary source of liquidity for the Company since September 2023. Under applicable SEC rules and regulations, because FF failed to timely file its Form 10-K and this Form 10-Q, it is not S-3 eligible and cannot access the ATM Program.
The Company’s ability to issue and sell additional shares of common stock or warrants under the SEPA is constrained by the number of authorized shares of the Company’s common stock. The Company must consider shares issuable under convertible debt, warrants or other obligations with equity rights. In addition, equity issuances can potentially trigger provisions

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
under the SPA Commitments that increase the number of shares to be issued upon conversion and reduce the strike price of related warrants. This could result in FF having inadequate authorized shares to meet its outstanding commitments.
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
The Company continues to explore various funding and financing alternatives to fund its ongoing operations and to ramp up production. The particular funding and financing mechanisms, terms, timing, and amounts depend on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. However, there have been delays in securing additional funding commitments, which have exacerbated supply chain pressures, among other things. If the Company’s ongoing capital raising efforts are unsuccessful or significantly delayed, or if the Company experiences prolonged material adverse trends in its business, production will be delayed or decreased, and actual use of cash, production volume and revenue for 2024 will vary from the Company’s previously disclosed forecasts, and such variances may be material. While the Company is actively engaged in negotiations with potential financing sources, it may be unable to raise additional capital on terms acceptable to it or at all. In addition to the risk that the Company’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Capital needs to fund development of the Company’s remaining product portfolio will highly depend on the market success and profitability of the FF 91 and the Company’s ability to accurately estimate and control costs. Apart from the FF 91 series, substantial additional capital would be required to fund operations, research, development, and design efforts for future vehicles.
As of and since March 31, 2024, the Company was and has been in default on the SPA Commitments and the Company is presenting the related notes as current. Since April 2023, the Company has been in default on, and since January 1, 2024, it has been in breach of, its debt agreement with Chongqing Leshi Small Loan Co., Ltd., a related party, with an outstanding principal balance of $7.6 million and interest payable of $17.4 million as of March 31, 2024.
3. Inventory

(in thousands)	March 31, 2024	December 31, 2023
Raw materials (net of reserves)	$28,812	$33,345
Work in progress	$301	$572
Finished goods	$312	$312
Total inventory	$29,425	$34,229
The inventory reserve was $2.8 million for each of the periods ended March 31, 2024 and December 31, 2023.
4. Deposits and Other Current Assets

(in thousands)
Deposits:	March 31, 2024	December 31, 2023
Deposits for research and development, prototype parts and other	$24,364	$28,609
Deposits for goods and services yet to be received (“Future Work”)	2,760	2,773
Total deposits	$27,124	$31,382

Other current assets:
Prepaid expenses	$16,595	$13,309
Other current assets	8,280	8,412
Total other current assets	$24,875	$21,721

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Deposits for research and development, prototype and production parts, and other are recognized and reported as Research and development expenses in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss when services are provided or as prototype parts are received. In addition, during the three months ended March 31, 2024, the Company made deposits for inventory and property, plant and equipment items, which are classified out of Deposits upon receipt of title.
Prepaid expenses primarily consist of software subscriptions and insurance, and Other current assets includes certain deferred expenses. Other current assets also includes an insurance receivable relating to a legal settlement with a corresponding liability recognized in Accrued expenses and other current liabilities.
5. Property, Plant and Equipment, Net

(in thousands)	March 31, 2024	December 31, 2023
Land, buildings and leasehold improvements	$104,531	$103,522
Computer hardware	2,195	2,195
Tooling, machinery and equipment	319,904	318,301
Vehicles	669	669
Lease vehicles	2,185	1,873
Computer software	4,301	4,301
Construction in process	30,836	36,491
Total property, plant and equipment	464,621	467,352
Less: Accumulated depreciation	(67,189)	(49,540)
Total property, plant and equipment, net	$397,432	$417,812
Depreciation and amortization expense totaled $17.8 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.
FF announced the start of production of its first electric vehicle, the FF 91 Futurist, on March 29, 2023, at which point the Company classified a portion of its construction in process assets that are available for their intended use in the amount of $225.7 million and $75.7 million to Tooling, machinery and equipment and Buildings, respectively.
Due to the build out of the FF ieFactory California, the Company has an asset retirement obligation (“ARO”) totaling $0.7 million for each of the periods ended March 31, 2024 and December 31, 2023. The ARO is recorded to Other liability, less current portion with a corresponding ARO asset within Land, buildings and leasehold improvements and Tooling, machinery and equipment. The ARO asset is depreciated to operating expense over the remaining term of the lease through December 2027.
6. Accrued Expenses and Other Current Liabilities

(in thousands)	March 31, 2024	December 31, 2023
Accrued payroll and benefits	$27,263	$28,037
Accrued legal contingencies	20,804	21,590
Other current liabilities	12,998	12,764
Total accrued expenses and other current liabilities	$61,065	$62,391

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
7. Notes Payable
The Company has entered into notes payable agreements with third parties, which consist of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%-15%	$83,387	$(33,603)	$(7,896)	$41,888
Unsecured SPA Notes*	Various dates in 2029	10%-15%	13,219	(1,626)	(2,543)	9,050
Unsecured Convertible Notes	Various dates in 2024	4.27%	9,080	414	—	9,494
Notes payable – China other	Due on Demand	—%	4,897	—	—	4,897
Auto loans	October 2026	7%	72	—	—	72
			$110,655	$(34,815)	$(10,439)	65,401
Less: Related party notes payable						$(1,632)
Less: Notes payable, current portion						(63,769)
Total: Notes payable, less current portion						$—

	December 31, 2023
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%-15%	$100,052	$(15,501)	$(10,319)	$74,232
Unsecured SPA Notes*	Various dates in 2029	10%-15%	13,885	1,208	(2,613)	12,480
Notes payable – China other	Due on Demand	—%	4,898			4,898
Auto loans	October 2026	7%	82			82
			$118,917	$(14,293)	$(12,932)	91,692
Less: Related party notes payable						$(542)
Less: Notes payable, current portion						$(91,150)
Total: Notes payable, less current portion						$—
* includes amounts attributed to the Unsecured Streeterville SPA

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Secured and Unsecured SPA Notes
On August 14, 2022, the Company entered into a securities purchase agreement (as amended from time to time, the “Secured SPA”) with FF Simplicity Ventures LLC (“FFSV”) as administrative agent, collateral agent and purchaser, and certain additional purchasers (collectively the “Secured SPA Purchasers”) to issue and sell the Company’s senior secured convertible notes (the “Secured SPA Notes”). The Secured SPA Notes were subsequently amended multiple times throughout 2022 and 2023, as further described below.
On May 8, 2023, as further described below, the Company entered into a securities purchase agreement (as amended from time to time, the “Unsecured SPA”) with Metaverse Horizon Limited (“MHL”) and V W Investment Holding Limited (“VW Investment”) (MHL and V W Investment, together with the other purchasers, the “Unsecured SPA Purchasers”) to issue and sell $100.0 million aggregate principal of the Company’s senior unsecured convertible notes (the “Unsecured SPA Notes” and, together with the Secured SPA Notes, the “SPA Notes”). In August 2023, as further described below, the Company entered into the Unsecured Streeterville SPA (collectively included with the Unsecured SPA, Unsecured SPA Notes and SPA Warrants in future references), as part of its issuance of the Unsecured SPA Notes. The terms of the Secured SPA Notes and Unsecured SPA Notes are generally the same, however, the Secured SPA Notes are secured by the grant of a second lien upon substantially all of the personal and real property of the Company and its subsidiaries, as well as guarantee by substantially all of the Company’s domestic subsidiaries.
The SPA Notes are generally subject to an original issue discount of 10%, and are convertible, along with any interest accrued, into shares of Class A Common Stock at the Conversion Price (as defined in each SPA Note), subject to full ratchet anti-dilution price protection. The principal balance of the SPA Notes is convertible at $0.73 per share as of each of March 31, 2024 and December 31, 2023, which represents an amended and reduced conversion price due to the full ratchet price protections, as described below.
The SPA Notes bear interest at 10% per annum (or 15% if interest or settlement is paid in shares). Generally the SPA Notes require interest to be paid on each conversion date and quarterly in cash or in shares of Class A Common Stock. Certain Unsecured and Secured SPA Notes require the payment of interest in cash or shares of Class A Common Stock at maturity. Unless earlier paid, the SPA Notes entitle the purchasers, at each conversion date, to an interest make-whole (“Make-Whole Amount”), in a combination of cash or Class A Common Stock, at the Company’s discretion, in the amount of the interest that would have been payable if such converted amount was held to maturity. The conversion price for the Make-Whole Amount is the generally the greater of (a) the floor price, which is $10.90 as of March 31, 2024 and December 31, 2023 or (b) 90% of the lowest volume-weighted average price (“VWAP”) for the five consecutive trading days. Certain Secured SPA Notes require the Interest Conversion Price to be the lesser of (1) the Conversion Price or (2) the greater of (a) the floor price, which is $10.90 as of December 31, 2023 or (b) 90% of the lowest volume-weighted average price (“VWAP”) for the five consecutive trading days. When calculating the shares issuable upon conversion, the Make-Whole Amount shall be decreased by 50% of the original issue discount pertaining to such amount.
Generally, the Secured and Unsecured SPA Purchasers have the option to purchase additional SPA Notes under similar terms as the existing SPA Notes, subject to various closing conditions (see Note 2, Liquidity and Capital Resources and Going Concern, for detailed discussion on commitments to fund additional Secured SPA Notes).
In connection with the issuance of the SPA Notes, the Company also granted to each Secured SPA Purchaser and Unsecured SPA Purchaser a warrant (the “SPA Warrants”) to purchase shares of Class A Common Stock equal to 33% of the shares issuable upon conversion of the aggregate principal amount under the SPA Notes funded.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the SPA Notes because the notes include features, such as a contingently exercisable put option, that meet the definition of an embedded derivative. The Company expenses transaction costs to Changes in fair value of notes payable and warrant liabilities or Changes in fair value of related party notes payable and warrant liabilities, as applicable, in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Pursuant to the Sixth Secured SPA Amendment, certain outstanding Secured SPA Notes issued by the Company to Secured SPA Purchasers with an aggregate outstanding principal amount of $31.0 million were replaced by the same principal amount of new notes with a $214.20 base conversion price. In accordance with ASC 470-50, Debt— Modifications and Extinguishments, the change in conversion price qualifies as an extinguishment because the change in the fair value of the conversion feature was substantial. Accordingly, the Company recognized a Loss on settlement of notes payable in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss in the amount of $3.0 million for the three months ended March 31, 2023, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the Secured SPA Notes.
Pursuant to the Sixth Secured SPA Amendment, the Company entered into an agreement with certain Secured SPA Purchasers (the “Exchange Agreement”) holding a total of 825,542 warrants to exchange them for an aggregate 377,039 warrants and convertible notes (the “Exchange Notes”) with a principal balance totaling $41.0 million. The issued warrants have terms that limit down-round ratchet clauses to price adjustments only. The Exchange Notes mature on February 3, 2025, bear interest at 11% per annum, have no original issuance discount, do not have a fixed price conversion, and convert using a VWAP calculation as described in the Exchange Agreement. The remainder of the terms of the Exchange Notes are largely congruent to the existing Secured SPA Notes, including most-favored nation rights. In connection with the Exchange Agreement, equity-classified warrants were exchanged for warrants that qualify for liability classification per ASC 480, Distinguishing Liabilities from Equity, and were reclassified from equity to Warrant liabilities during the period ended March 31, 2023 in an amount totaling $6.8 million (the “Warrant Exchange”). As a result of the transaction, the Company did not recognize a gain or loss in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, as the fair value of the instruments exchanged and received were approximately the same.
Seventh Secured SPA Amendment
On March 23, 2023, the Company entered into a seventh amendment to the Secured SPA (the “Seventh Secured SPA Amendment”) with FFSV, as administrative agent, collateral agent and purchaser, Senyun International Ltd. (“Senyun”), and FF Prosperity Ventures LLC (“FF Prosperity”), pursuant to which the parties agreed to accelerate the funding timeline of Tranche C Notes in the amount of $40.0 million, and FFSV agreed to purchase additional Tranche B Notes in the amount of $5.0 million, in each case, subject to meeting certain conditions, in exchange for an agreement to increase the original issuance discount associated with such funding. As part of the Seventh Secured SPA Amendment, the Company agreed that the original issuance discount related to $25.0 million in principal amount of Tranche C Notes and Tranche B Notes would be 14% and 16%, respectively.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured SPA Notes because the notes include features, such as a contingently exercisable put option, that meet the definition of an embedded derivative. The Company expenses the transaction costs to Changes in fair value of notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.
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
The Streeterville Note is subject to an original issue discount of $1.5 million. In addition, the Company paid Streeterville $0.2 million to cover Streeterville’s legal fees and other transaction costs incurred in connection with the purchase and sale of the Streeterville Note. The Streeterville Note is convertible into shares of Class A Common Stock, at an original conversion price equal to $214.20, plus an interest make-whole amount as described above for the Unsecured SPA, subject to certain adjustments including full ratchet anti-dilution price protection.
The Streeterville Note matures on August 4, 2029 and is subject to the same repayment conversion, and most-favored nation terms and conditions as described above for the Unsecured SPA.
Streeterville has the option, from time to time for 12 months after the date of the Unsecured Streeterville SPA, to purchase up to $7.5 million in aggregate (or $15.0 million in aggregate with the Company’s consent) in additional convertible senior unsecured notes and warrants on the same terms as the Streeterville Note and Streeterville Warrant. Additionally, from the date of the Unsecured Streeterville SPA until the five-year anniversary of the date of the Unsecured Streeterville SPA, upon any issuance by the Company or any of its subsidiaries of Class A Common Stock or Class A Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (subject to certain exceptions set forth in the Unsecured Streeterville SPA) (each, a “Subsequent Financing”), if Streeterville owns at least $7.5 million principal amount of Streeterville Notes (when aggregated with any affiliates of Streeterville) shall have the right to participate in the Subsequent Financing, up to an amount such that Streeterville’s ownership of the Company remains the same immediately following such Subsequent Financing as its ownership immediately prior to such Subsequent Financing, pursuant to the procedures outlined in the Unsecured Streeterville SPA.
Pursuant to the Streeterville Note, the Company obtained stockholder approval, as required by the Nasdaq listing rules, with respect to the issuance of any shares of Class A Common Stock in excess of 19.99% of the issued and outstanding shares of Class A Common Stock (the “Issuance Cap”), the Conversion Shares (as defined in the Streeterville Note), the Warrant Shares (as defined in the Unsecured Streeterville SPA), and subject to any applicable Nasdaq rules, any shares Common Stock issuable pursuant to the note and warrant issuable in connection with the reinvestment right set forth in the Unsecured Streeterville SPA in excess of the Issuance Cap. Such stockholder approval was obtained at a special meeting of the Company’s stockholders held on February 5, 2024.
Anti-dilution adjustments
During the twelve-month period ended December 31, 2023 the Company entered into multiple dilutive stock sale and purchase transactions, as discussed in Note 2, Liquidity and Capital Resources and Going Concern above that triggered the full ratchet anti-dilution price protections embedded in the SPA Notes and SPA Warrants. As a result, the fixed-price conversion price of the SPA Notes and exercise price of the SPA Warrants outstanding prior to such financings was reduced to a price equal to the price per share paid in the dilutive financings. As of March 31, 2024 and December 31, 2023 the SPA Note conversion and SPA Warrant exercise price equals $0.73 for SPA Notes that were issued prior to December 31, 2023. Generally, the Make-Whole Amount is calculated using the floor price, which is $10.90 as of March 31, 2024 and December 31, 2023.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
End of Period Secured and Unsecured SPA Information
During the three months ended March 31, 2024 the Company received cash proceeds, net of original issue discounts, of $1.5 million pursuant to the commitments included in the SPA Notes. The Company received cash proceeds, net of original issue discounts, of $231.1 million in exchange for the issuance of the SPA Notes during the twelve months ended December 31, 2023. The Company incurred approximately $0.0 million and $1.1 million in transaction costs during the three months ended March 31, 2024 and 2023 respectively.
During the three months ended March 31, 2024 and the twelve months ended December 31, 2023, the Company issued to the Secured SPA Purchasers and Unsecured SPA Purchasers SPA Warrants pursuant to both the Secured SPA and Unsecured SPA arrangements and in connection with the Warrant Exchange. As of March 31, 2024, there were 558,689 SPA Warrants outstanding and as of December 31, 2023, there were 556,205 SPA Warrants outstanding. The SPA Warrants are subject to anti-dilution ratchet price protection and are exercisable for seven years from the date of issuance (see Note 10, Stockholders' Equity ). The Company may repurchase certain warrants for $0.01 per share if and to the extent the VWAP of the Class A Common Stock during 20 out of 30 trading days prior to the repurchase is greater than $3,600.00 per share, subject to certain additional conditions. There were no SPA Warrant exercises during the three months ended March 31, 2024. During the twelve months ended December 31, 2023, the Secured SPA Purchasers exercised warrants to purchase 251,649 shares of Class A Common Stock issued pursuant to the SPA Notes, via both cash and cashless exercise.
On March 31, 2024 and 2023 the Company determined that the fair value of the SPA Notes was $50.9 million and $92.7 million and the fair value of the SPA Warrants was $0.1 million and $28.5 million, respectively. The Company recorded a gain in Change in fair value of notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023 in the amounts of $28.3 million and $97.7 million for the SPA Notes and SPA Warrants.
During the three months ended March 31, 2024, total SPA Notes principal of $19.0 million with a fair value of $9.1 million was converted to Class A Common Stock. During the three months ended March 31, 2023, total SPA Notes principal of $61.6 million with a fair value of $42.7 million was converted to Class A Common Stock. In connection with the conversions of the SPA Notes the Company recognized a Loss on settlement of notes payable for the three months ended March 31, 2024 and 2023 in the amount of $11.6 million and $95.1 million, respectively.
Unsecured Convertible Notes
During January through March 2024, the Company issued unsecured convertible notes to Senyun and MHL, in an aggregate principal amount of $9.1 million. The notes are due three months from the date of issuance, accrue interest at a rate of 4.27% per annum, and are convertible into either Class A Common Stock or into an SPA Note at the option of the holder. If conversion into Class A Common Stock is elected, the conversion price is the latest closing price of the Company’s Class A Common Stock on the conversion date. The debt is due on demand upon the occurrence of an event of default as defined in the notes.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to these notes because the Company believes the notes will be exchanged into an SPA Note pursuant to the conversion right included within the notes. The SPA Notes include features, such as a contingently exercisable put option, which meet the definition of an embedded derivative. The Company recorded a loss in Change in fair value of notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2024 in the amount of $0.4 million for the convertible notes.
Subsequent to the balance sheet date and prior to the issuance of these financial statements, this debt went into default due to non-payment by the maturity date.
Fair Value of Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s notes payable not carried at fair value, using inputs from Level 3 under the fair value hierarchy, approximated their carrying value as of March 31, 2024 and December 31, 2023, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of March 31, 2024 are as follows:

(in thousands)
Due on demand	$4,897
2024	7,580
2025	34,128
2026	72
2027	—
2028	—
2029	60,858
Thereafter	1,620
$109,155
8. Related Party Transactions
Related Party Notes Payable
The Company receives funding via notes payable from various parties, including related parties. These related parties include employees as well as affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer.
Related party notes payable consists of the following as of March 31, 2024:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – China	December 2023	18.0%	$7,612
Related party notes – Unsecured Other Convertible	April 8, 2024	4.27%	1,632
Related party notes – China various other	Due on Demand	—%	3,759
Related party notes – Convertible FFGP	May 2024	4.27%	250
Related party notes – FFGP	Various 2024	4.27% - 5.27%	1,576
			14,829
Less: Related party notes payable, current			(14,829)
Total: Related party notes payable, less current			$—

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Related party notes payable consists of the following as of December 31, 2023:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – China	December 31, 2023	18.0%	$5,103
Related party notes – Unsecured SPA	August 2029	10% - 15%	542
Related party notes – China various other	Due on Demand	—%	3,789
Related party notes – FFGP	Varies	4.27% - 5.27%	$326
			9,760
Less: Related party notes payable, current			(9,760)
Total: Related party notes payable, less current			$—
Unsecured SPA
MHL is the anchor investor in the Unsecured SPA and has committed $80.0 million of such funding. MHL is a related party of the Company as MHL’s investors include a subsidiary of FF Global Partners LLC (“FF Global”), a stockholder of the Company. FF Global has control over the Company’s management, business and operations. See Note 7, Notes Payable, for details on the Unsecured SPA.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured SPA Notes because the notes include features, such as a contingently exercisable put option, which meet the definition of an embedded derivative. The Company expensed the transaction costs to Changes in fair value of related party notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.
Subsequent to the issuance of the Unsecured SPA, MHL funded, net of original issue discounts, $20.7 million in exchange for the issuance of the Unsecured SPA Notes and related warrants. MHL did not fund the Unsecured SPA during the three months ended March 31, 2024. In connection with the Unsecured SPA, the Company issued to MHL SPA Warrants to purchase 35,405 shares of the Class A Common Stock. The SPA Warrants are subject to anti-dilution ratchet price protection and are exercisable for seven years from the date of issuance (see Note 11, Stockholders' Equity and Note 7, Notes Payable). During the three months ended March 31, 2024, MHL converted its remaining outstanding gross principal balance, $0.7 million, in exchange for 1,324,292 shares of the Class A Common Stock. In connection with the conversion of Unsecured SPA Notes, the Company recognized a $0.2 million Loss on settlement of related party notes payable during the three months ended March 31, 2024, for the difference between the fair value of the shares issued and the fair value of the debt instrument. MHL did not have any Unsecured SPA Notes outstanding during the three months ended March 31, 2023.
As of March 31, 2024, there were no Related party notes payable issued pursuant to the Unsecured SPA.
Related Party Notes - Unsecured Convertible
In January 2024, the Company issued an unsecured convertible note to MHL in a principal amount of $1.5 million. The note is due three months from the date of issuance, April 2024, accrues interest at a rate of 4.27% per annum, and is convertible into either Class A Common Stock or into an SPA Note at the option of the holder. If conversion into Class A Common Stock is elected, the conversion price is the latest closing price of the Company’s Class A Common Stock on the conversion date. The debt is due on demand upon the occurrence of an event of default as defined in the note.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to this note because the Company believes the note will be exchanged into an SPA Note pursuant to the conversion right included within the note. The SPA Notes include features, such as a contingently exercisable put option, which meet the definition of an embedded derivative. The Company recorded a loss in Change in fair value of related party notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2024 in the amount of $0.1 million for the related party convertible notes.
Subsequent to the balance sheet date and prior to the issuance of these Unaudited Condensed Consolidated Financial Statements, this debt went into default due to non-payment by the maturity date.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Related Party Notes - China
Previously, the Company had outstanding debt payable to Chongquing Leshi Small Loan Co., Ltd. (“Chongquing”), a related party. In 2022, Chongquing agreed to modify the agreement if the Company agreed to make a payment of 10% of the outstanding principal. In this modified agreement, the Company received the rights to all interest accrued, a discount in principal balance, and agreed to make payments during 2023 to completely pay the discounted principal by December 31, 2023. Since the Company did not pay the outstanding principal and interest amount in full on the maturity date, the Company incurred substantial interest and penalties. Per the terms of the agreement, all outstanding interest and penalties since the inception of the original agreement reverted to Chongquing and the discounted principal balance returned to the full unpaid amount. As a result, the Company recognized a $14.1 million loss on related party notes payable and related party warrants in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, the outstanding principal balance related to this related party note was $7.6 million and $5.1 million, respectively and the outstanding accrued related party interest was $17.4 million and $0.8 million, respectively.
Related Party Notes - Convertible FFGP
In February 2024 the Company and FFGP Investment Holding I, LLC (“FFGP”), a related party, entered into an unsecured convertible note in the amount of $0.3 million. The note has a maturity date of May 2024, accrued interest at a rate of 4.27% per annum, and is convertible into Class A Common Stock at the option of the holder. The conversion price is the latest closing price of the Company’s Class A Common Stock on the conversion date. The debt is due on demand upon the occurrence of an event of default as defined in the agreement.
Subsequent to the balance sheet date and prior to the issuance of these Unaudited Condensed Consolidated Financial Statements, this debt went into default due to non-payment by the maturity date.
Related Party Notes - FFGP
In November 2023 and January 2024, the Company issued unsecured promissory notes to FFGP, a related party, in an aggregate principal amount of $1.6 million. These notes were due three months from their respective date of issuance and accrued interest at either 4.27% or 5.27%. The debt is due on demand upon the occurrence of an event of default as defined in the note.
This debt is in default due to non-payment by their respective maturity dates.
Fair Value of Related Party Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s related party notes payable not carried at fair value approximated their carrying value as of March 31, 2024 and December 31, 2023, respectively.
X-Butler previously known as Warm Time Inc. (“Warm Time”) and Ocean View Drive Inc. (“Ocean View”) Transactions
The Company leased two real properties, located in Rancho Palos Verdes, California (the “Rancho Palos Verdes Properties”), from X-Butler from January 1, 2018 through March 31, 2022. X-Butler in turn leased the Rancho Palos Verdes Properties from Yueting Jia, the Company’s founder and Chief Product and User Ecosystem Officer. The Rancho Palos Verdes Properties were used by the Company to provide long-term or temporary housing to employees of the Company (including a former Global CEO). According to the agreement between the parties, the Company paid X-Butler for rent and certain services, including catering, room services and organization of meetings, external gatherings and events, for the Rancho Palos Verdes Properties. For the three months ended March 31, 2024 and March 31, 2023, the Company paid to X-Butler zero and $0.1 million, respectively, for rent and business development services rendered to the Company and its executives. The Company has recorded approximately $0.2 million and $0.1 million in Accounts Payable as of March 31, 2024 and December 31, 2023, respectively.
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
FF Global Expense Reimbursements and Consulting Fees
On July 30, 2022, the Company entered into a Preliminary Term Sheet (the “Preliminary Term Sheet”) with FF Top Holding LLC (“FF Top”), a subsidiary of FF Global, setting out a summary of the preliminary terms and conditions for FF Top’s assistance in arranging a proposed convertible term loan facility to the Company. In connection with the Preliminary Term Sheet, the Company agreed to reimburse FF Top for its reasonable and documented out-of-pocket legal and diligence fees and expenses incurred in connection with such financing efforts up to a $0.3 million cap (the “Original Cap”), irrespective of whether or not closing occurred, with $0.2 million to be payable as a deposit upon execution of the Preliminary Term Sheet. Pursuant to the Preliminary Term Sheet, the Company paid FF Top $0.4 million in 2022.
On January 31, 2023, the Company entered into a supplemental agreement to the Preliminary Term Sheet (the “Term Sheet” and with such supplemental agreement, the “Supplemental Agreement”) with FF Global, pursuant to which the parties agreed, due to the high amount of FF Global’s out-of-pocket legal fees and expenses incurred in connection with its financing efforts, to amend the Preliminary Term Sheet to increase the Original Cap from $0.3 million to $0.7 million. The Company agreed to pay the remaining $0.4 million of the fees owed to FF Global as follows: (i) $0.2 million within one business day of execution of the Supplemental Agreement, and (ii) $0.2 million within one business day of consummation of new financing by the Company in an amount not less than $5.0 million or an earlier date approved by the Board. Pursuant to the Preliminary Term Sheet, as amended by the Supplemental Agreement, the Company paid FF Global $0.2 million on each of February 1, 2023 and February 6, 2023.
On April 8, 2023, the Company reimbursed FF Global for $0.2 million related to legal expenses incurred by FF Global in connection with the Sixth Secured SPA Amendment. In addition, on April 10, 2023 and May 31, 2023, the Company reimbursed FF Global for $0.1 million and $0.3 million related to legal expenses incurred by FF Global in connection with unsecured financing.
In February 2023, FF Global requested from the Company legal expense reimbursement of $6.5 million for costs incurred related to the governance changes at the Company, which was not approved by the Board as of the date these Unaudited Condensed Consolidated Financial Statements were issued. FF Global may in the future continue to request additional expense reimbursements and indemnification from the Company.
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
The Consulting Services Agreement has an initial term of 12 months and automatically renews for successive 12 months periods unless earlier terminated in accordance with the terms thereof. Effective March 6, 2024, the Consulting Agreement renewed automatically. Either party may terminate the Consulting Services Agreement upon one month prior written notice to the other party. Upon any termination of the Consulting Services Agreement, the Company shall promptly pay FF Global any accrued but unpaid fees hereunder and shall reimburse FF Global for any unreimbursed expenses that are reimbursable thereunder. In addition, FF Global is entitled to reimbursement for all reasonable and documented out-of-pocket travel, legal, and other out-of-pocket expenses incurred in connection with their services, which expenses shall not exceed $0.1 million without the prior written consent of the Company. The Company paid zero $0.6 million to FF Global during the the three

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
months ended March 31, 2024 and 2023, pursuant to the Consulting Services Agreement. The Company has $1.0 million and $0.6 million of amounts payable to FF Global recorded in Accounts Payable and Accrued Liabilities in the Unaudited Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively.
Common Units of FF Global
During 2022, certain executives and employees of the Company were granted the opportunity to subscribe to 24,000,000 common units of FF Global. The subscription price of $0.50 per common unit, payable by the executives and employees of the Company, was financed through non-recourse loans issued by FF Global payable in equal annual installments over ten years. The common units to be purchased with a non-recourse loan are required to be treated for accounting purposes as stock options granted by FF Global to executives and employees of the Legacy FF. The awards were valued using the Black-Scholes option pricing model. The grant date fair value of the units purchased through non-recourse loans was immaterial for the three months ended March 31, 2024 and March 31, 2023.
Advertising Services Payable to Leshi Information Technology Co., Ltd. (“LeTV”)
The Company has recorded a payable to LeTV within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets in the amount of $7.4 million and $7.5 million as of March 31, 2024 and December 31, 2023, respectively, in connection with advertising services provided to the Company in prior years. LeTV is a Shanghai Stock Exchange-listed public company founded and controlled by Mr. Yueting Jia, the Company’s founder and Chief Product and User Ecosystem Officer.
Other Related Party Transactions
The Company pays for a vehicle lease totaling less than $0.1 million annually on behalf of Mr. Jia.
The Company owes a total of $0.3 million and $0.2 million to various related parties as of March 31, 2024 and December 31, 2023, respectively, which is included in Accounts Payable within the Unaudited Condensed Consolidated Balance Sheets.
9. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
As of March 31, 2024 and December 31, 2023, the Company had accrued legal contingencies of $20.8 million and $21.6 million, respectively, recorded within Accrued expenses and other current liabilities for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable. For the legal matters involving third party vendors, such as suppliers and equipment manufacturers, the Company recorded an accrual in Accounts payable in the Unaudited Condensed Consolidated Balance Sheets based on the amount invoiced by such vendors, which represents the minimum amount of loss out of the range of potential outcomes in accordance with ASC 450-20-30-1.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Class and Derivative Actions
Zhou v. Faraday Future Intelligent Electric Inc. f/k/a Property Solutions Acquisition Corp. et al., Case No. 2:21-cv-009914 (U.S. District Court – Central District of California).
On December 23, 2021, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934 (the “Exchange Act”) was filed in the United States District Court, Central District of California, against the Company and its former Chief Executive Officer and Chief Financial Officer, and its current Chief Product and User Ecosystem Officer, as well as the Co-CEOs of Property Solutions Acquisition Corp. (“PSAC”). On May 6, 2022, the appointed lead plaintiffs in the Zhou putative class action filed an amended complaint alleging violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, Sections 11 and 15 of the Securities Act , and related “control” person claims for secondary liability under those statutes, seeking unspecified damages. On or about July 7, 2022, defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part, finding, among other things, that the plaintiffs had failed to sufficiently plead a claim with respect to the alleged statements made as to the expected schedule for the production and delivery of the FF 91 vehicle, but had sufficiently pled a claim for violation of Sections 10(b), 14(a) and 20(a) of the Exchange Act with respect to certain statements made in 2021 concerning Legacy FF receipt of 14,000 reservations for the FF 91 vehicle. On January 6, 2023, the plaintiffs declined to again amend their complaint to attempt to reallege the claims dismissed by the court, thereby making the operative complaint the one that was at issue in the motion to dismiss absent the judicially dismissed claims. The Company and the other defendants filed answers to that compliant on February 10, 2023, following which the parties engaged in discovery. On April 27, 2023, the court granted the parties’ joint motion for a temporary stay pending mediation. The parties thereafter participated in a private mediation on June 29, 2023. After further discussions and negotiations, the parties reached an agreement-in-principle to settle the Zhou putative class action. Although denying all allegations, the Company nevertheless agreed to settle the Zhou putative class action for a non-reversionary cash payment of $7.5 million for the benefit of the settlement class and to be funded entirely by the Company’s insurers, in exchange for the release of all claims asserted against the Company. The court granted preliminary approval of the settlement on November 7, 2023, and scheduled a hearing for final approval of the settlement that took place on March 18, 2024. On January 23, 2024, the ostensible lead plaintiff in the Consolidated Delaware Class Action discussed below, filed an Objection to final approval of the settlement (the “Objection”) to which the Company and the other defendants responded on March 11, 2024. On March 18, 2024, the court overruled the Objection in its entirety and entered an Order finally approving the Zhou putative class action settlement.
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
Moubarak v. Breitfeld et al., Case No. 1:22-cv-00467 (U.S. District Court – District of Delaware).
Wang v. Breitfeld et al., Case No. 1:22-cv-00525 (U.S. District Court – District of Delaware).
Wallace v. Breitfeld et al., Case No. 2023-0639-KSJM (Delaware Court of Chancery).
Ashkan Farazmand and Wangjun Zhou v. Breitfeld, et al.,Case No. 2023-1283 (Delaware Court of Chancery).
On March 8 (Farazmand) and March 21 (Zhou), 2022, putative stockholder derivative lawsuits were respectively filed in the United States District Court, Central District of California and were subsequently consolidated in an action now entitled In re Faraday Future Intelligent Electric Inc. Case No. 2:22-cv-1570 (the “California Federal Derivative Action”). The California Federal Derivative Action was stayed pending resolution of certain proceedings in the Zhou putative class action, which stay expired in February 2023. Plaintiffs thereafter filed a verified consolidated amended complaint on June 2, 2023, in response to which the Company and the other defendants filed a motion to dismiss. On January 22, 2024, the court granted in part, and denied in part, the motion to dismiss with leave to amend. On February 6, 2024, the parties filed a stipulation to stay the California Federal Derivative Action pending mediation that was entered by the court on February 12, 2024, and that will stay the case until 30 days after the date of mediation.
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
Each of the foregoing derivative lawsuits purport to assert claims on behalf of the Company against certain of the Company’s current and former officers and directors for alleged violations of the Exchange Act or for various common law claims based upon those officers’ and directors’ alleged breaches of their purported fiduciary duties owed to the Company and/or for their alleged aiding and abetting of those purported breaches, resulting in unspecified damages to the Company. Although the complaints filed in the foregoing lawsuits vary in detail, they are generally premised upon many of the same underlying allegations made in the Zhou putative class action. The parties participated in a mediation on May 13, 2024, following which they reached a settlement in principle. The parties subsequently finalized the documentation of that settlement and submitted that documentation to the Court for its approval on July 19, 2024. The Court is required to preliminarily approve the parties’ settlement before the settlement can be made public and a hearing on the same can be held. Upon final approval of the settlement, the Derivative Actions will be dismissed with prejudice.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Other Legal Matters
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
On January 31, 2023, Raymond Handling Solutions, Inc. (“Raymond”), an equipment supplier, filed an action alleging that the Company breached its contract with Raymond and refused to pay for warehouse racking equipment. Raymond requested a judgement in its favor in the amount of $1.1 million. The Company defaulted on the payment plan and a trial had been set for July 2024 to resolve the matter. On April 15, 2024, the Company and Raymond executed a Settlement Agreement in order to release all claims in exchange for the return of racks.
In July 2021, the Company and Palantir entered into a Master Subscription Agreement (“MSA”) that sets froth the terms of the Palantir’s platform hosting arrangement which was expected to be used as a central operating system for data and analytics. On April 26, 2023, the Company received a letter from Palantir Technologies Inc. (“Palantir”) providing a notice of dispute regarding the Company’s alleged material breach of the MSA with Palantir. The letter asserts that the Company has not paid invoices totaling $12.3 million of past due fees. On July 7, 2023, Palantir filed a Demand for Arbitration against the Company with Judicial Arbitration and Mediations Services, Inc., regarding a dispute between Palantir and the Company over the MSA. Palantir alleges that the Company has refused to make payments under the MSA. Palantir asserts claims for: (i) breach of contract; (ii) breach of the covenant of good faith and fair dealing; and (iii) unjust enrichment. Palantir alleged that the amount in controversy was $41.5 million. On August 4, 2023, the Company submitted its response to Palantir’s arbitration demand. The Company’s response included both affirmative defenses and a general denial of all allegations in Palantir’s arbitration demand. On March 11, 2024, the Company and Palantir executed a Settlement and Release Agreement in order to terminate the MSA and resolve the disputes. The Company agreed to pay Palantir $5.0 million, with a liquidated damages clause of $0.3 million for late payments. This settlement includes mutual waivers and releases of claims to avoid future disputes. The Company subsequently failed to make one of the settlement payments in June 2024 and Palantir amended its Demand for Arbitration for failure to pay amounts owed under the Settlement and Release Agreement. Arbitration is scheduled for August 2024 and the parties are actively engaged in discussions regarding this matter.
On May 2, 2023, the Company received a notice of Commencement of Arbitration by Envisage Group Developments Inc. USA (“Envisage”) for unpaid invoices relating to professional engineering services and for design and manufacture of a Master Buck cube with a total claimed damages of $1.1 million. At the hearings, the Company disputed the adequacy of Envisage’s documentation for professional services and contended that no contract exists for Master Buck due to unfulfilled payment conditions. The Company further challenged Envisage’s unilateral alteration of payment terms. In June 2024, the arbitrator issued an award to Envisage totaling $1.1 million. Envisage subsequently filed a motion for attorneys’ fees and costs, which motion is now pending. The Company is unable to evaluate the amount or range of the potential attorneys’ fees award.
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
On June 13, 2023, L & W LLC (“Autokiniton”), a provider of tooling for use in the automotive industry, filed an action in State of Michigan 3rd Judicial Circuit County of Wayne Court alleging the Company breached its contract with Autokiniton and refused to fulfill its obligations under the applicable Purchase Order. Autokiniton requested a judgment in the amount of at least $8.1 million. In discovery, the Company has conceded that $4.6 million is due and owing under the Purchase Order. In

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
July 2024, the parties subsequently filed a stipulated order and judgement totaling $8.1 million, plus statutory interest, which was entered by the court. The parties are engaged in discussions regarding this matter.
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
On December 8, 2023, 10701 Idaho Owner, LLC (“Landlord”) notified the Company of rental defaults amounting to $0.6 million for the months of October to December 2023, demanding a 5% late fee and 18% annual interest on overdue amounts. Following this, the parties reached a First Amendment to the Lease Agreement dated October 19, 2023 to address the Company’s total rent default of $1.1 million, including a $125,000 partial payment made on January 26, 2024, and additional late fees and charges of $158,771. The amendment established a repayment plan requiring the Company to pay $1.2 million from February 26 to March 31, 2024, and to either replenish or provide a new $0.6 million Letter of Credit. On March 26, 2024, the Landlord served the Company with a Notice to Pay or Quit, demanding payment of $1.0 million within five business days. On April 10, 2024, the Company made a $150,000 payment to Landlord in exchange for Landlord deferring further action in this matter.
On February 14, 2024, Rexford Industrial - 18455 Figueroa, LLC (“Rexford”) filed a Complaint for Unlawful Detainer against Faraday SPE, LLC in Superior Court of California, County of Los Angeles. The complaint asserted that the Company had failed to pay outstanding rent in the amount of $0.9 million. Furthermore, Rexford sought recovery of reasonable attorney’s fees and damages. This action was based on a breach of a Lease Agreement dated March 8, 2019, for premises at 18455 S. Figueroa Street, Gardena, Los Angeles, with Rexford requesting forfeiture of the lease. On April 10, 2024, the court issued a Notice of Dismissal, dismissing the Complaint without prejudice.
In February 2024, the Company initiated a lawsuit against Draexlmaier Automotive Technologies of America LLC (“Draexlmaier”) for breach of contract, seeking $3.2 million in damages plus legal costs incurred. The dispute involves two Purchase Orders placed by the Company with Draexlmaier in September 2021 for the development and tooling of FF 91 vehicle consoles. The parties’ agreement included a clause allowing Faraday to terminate the Purchase Orders at any time, with the understanding that Draexlmaier would promptly refund any advanced payments for undelivered items or unperformed work. Faraday met its financial obligations under the agreement and in March 2022, terminated the agreement prior to the start of tooling fabrication and requested a refund of $3.2 million for the undelivered work, which Draexlmaier failed to remit. Faraday issued a final demand for this refund in August 2023. Faraday subsequently initiated this lawsuit. In May 2024, Draexlmaier filed an Answer and Counterclaim alleging fraudulent inducement, breach of contract, violations of South Carolina’s Unfair Trade Practices Act, and unjust enrichment. In connection with its claims, Draexlmaier seeks $5.0 million in damages for breach of contract, as well as unspecified actual, consequential, punitive, and treble damages, and attorneys’ fees and costs. The Company disputes Draexlmaier’s claims and has stated its intention to vigorously defend the action. Given the early stages of these legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
In connection with the business combination that was consummated on July 21, 2021 pursuant to that certain Agreement and Plan of Merger, dated as of January 27, 2021 (as amended, the “Merger Agreement”), by and among the Company, formerly known as Property Solutions Acquisition Corp (“PSAC”), PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands (“Legacy FF”) (the “Business Combination”), statements made by certain Company employees to certain investors describing the role of Mr. Yueting Jia, within the Company were inaccurate and his involvement in the management of the Company post-Business Combination was more significant than what had been represented to certain investors.

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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
As of July 30, 2024, FF is continuing to implement certain of the remedial actions approved by the Board. However, certain of these remedial actions are no longer in effect and no assurance can be provided that those remedial measures that continue to be implemented will be implemented in a timely manner or at all, or will be successful to prevent inaccurate disclosures in the future. Please see “Risk Factors – Risks Related to FF’s Business and Industry – FF has taken remedial measures in response to the Special Committee findings. There can be no assurance that such remedial measures will be successful. In addition, there can be no assurance that such remedial measures will be fully implemented in light of the recent corporate governance agreements with FF Top and FF Global and the recent assessment by the Board of FF’s management structure, including management roles, responsibilities and reporting lines and changes to the Board.” However, pursuant to the Heads of Agreement, FF has implemented certain governance changes that impact certain of the above-discussed remedial actions. On October 3, 2022, Ms. Swenson tendered her resignation from her role as both Executive Chairperson and member of the Board effective immediately. In addition, on October 3, 2022, Mr. Scott Vogel resigned from the Board effective immediately and Mr. Jordan Vogel resigned effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately. On December 15, 2022, Mr. Lee Liu tendered his resignation from the Board, which resignation was effective on December 18, 2022. On December 18, 2022, Mr. Jie Sheng was appointed to the Board, effective immediately, following the resignation of Mr. Liu. On December 25, 2022, Mr. Edwin Goh tendered his resignation from the Board, which resignation was effective on December 26, 2022. On December 27, 2022, Ms. Ke Sun was appointed to the Board, effective immediately, following the resignation of Mr. Goh. Mr. Sheng and Ms. Sun are designees of FF Top pursuant to the Amended and Restated Shareholder Agreement by and between FF and FF Top (the “Amended Shareholder Agreement”). On December 26, 2022, Dr. Carsten Breitfeld tendered his resignation from the Board, which resignation was effective immediately. On December 27, 2022, Mr. Xuefeng Chen was appointed to the Board, effective immediately, following the resignation of Dr. Breitfeld. On January 20, 2023, Mr. Qing Ye tendered his resignation from the Board, which resignation was effective immediately. Mr. Ye remained a

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
consultant of the Company as an independent contractor until November 18, 2023. On January 25, 2023, Mr. Chui Tin Mok was appointed to the Board, effective immediately, following the resignation of Mr. Ye. Each of Ms. Ke Sun and Mr. Xuefeng Chen have subsequently resigned from the Board. See “Management – Governance Agreement with FF Top and FF Global” for more information.
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
Unconditional Contractual Obligations
An unconditional contractual obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding (non-cancelable, or cancellable only in certain circumstances). As of March 31, 2024, we estimate FFIE’s total unconditional contractual commitments, including lease minimum payments, financial obligations on sale and lease back, notes payable, related party notes payable, related accrued interest, legal contingencies and other contractual commitments, totaling $296.0 million, which included $102.1 million for the year ended December 31, 2024, $52.4 million for the two years ended December 31, 2026, $71.5 million for the two years ended December 31, 2028 and $69.9 million thereafter.
10. Stockholders’ Equity
The number of authorized and issued and outstanding shares stock were as follows:

	March 31, 2024
	Authorized Shares	Issued and Outstanding Shares
Preferred Stock	10,000,000	—
Class A Common Stock	443,625,000	159,390,384
Class B Common Stock	19,687,500	266,670
	473,312,500	159,657,054

	December 31, 2023
	Authorized Shares	Issued and Outstanding Shares
Preferred Stock	10,000,000	—
Class A Common Stock	49,291,667	42,433,025
Class B Common Stock	2,187,500	266,670
	61,479,167	42,699,695
Amendments to the Company’s Certificate of Incorporation
A special meeting of the Company’s stockholders held on February 28, 2023, the Company’s stockholders approved a further increase to the number of the Company’s authorized shares of Class A Common Stock from 3,395,834 to 7,041,667, increasing the Company’s total number of authorized shares of Common Stock and preferred stock from 13,708,334 to

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
17,354,167. On March 1, 2023, the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect such amendment.
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
The Class A Common Stock began trading on The Nasdaq Capital Market on a split-adjusted basis for the Reverse Stock Split at the opening of trading on August 28, 2023 under the symbol “FFIE” with a new CUSIP number (307359 505).

At a special meeting of the Company’s stockholders held on February 5, 2024, the Company’s stockholders approved an increase in the authorized shares of Common Stock from 154,437,500 to 1,389,937,500, increasing the total number of authorized shares of the Common Stock and preferred stock from 164,437,500 to 1,399,937,500. On February 5, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the office of the Secretary of State of the State of Delaware to effect such increase.
Also at the special meeting of the Company’s stockholders held on February 5, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split (referred to as the Second Reverse Stock Split) of the Common Stock by a ratio of 1-for-3, with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of the special meeting and a corresponding reduction in the total number of shares of Common Stock the Company is authorized to issue. On February 23, 2024, the Board approved the implementation of the Second Reverse Stock Split and the Company filed a second amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Second Reverse Stock Split and to set the number of authorized shares of Common Stock to 463,312,500 (which is 1,389,937,500 divided by 3). Pursuant to the Certificate of Amendment, effective as of 5:00 p.m., Eastern Time, on February 29, 2024, every three shares of the issued and outstanding Common Stock were automatically converted into one share of Common Stock, without any change in par value per share and the number of authorized shares of Common Stock was reduced to 463,312,500. No fractional shares of Common Stock were issued as a result of the Second Reverse Stock Split. Stockholders who would otherwise have received a fractional share were instead issued a full share in lieu of such fractional share.
The Class A Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis for the Second Reverse Stock Split at the opening of trading on March 1, 2024 under the symbol “FFIE” with a new CUSIP number (307359 703).
The Company’s Public Warrants continue to be traded on the Nasdaq Capital Market under the symbol “FFIEW” and the CUSIP number for the warrants remains unchanged.
Series A Preferred Stock
On June 21, 2024, in connection with a purchase agreement entered into with Mr. Aydt, the Company’s Global CEO, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series A Certificate of Designation designates one share of the Company’s Preferred Stock as Series A preferred stock, par value 0.0001 per share (the “Series A Preferred”) and establishes and designates the preferences, rights and limitations thereof. The closing of the sale and purchase of the share of Series A Preferred was completed on June 21, 2024 for a purchase price of $100.00.
The share of Series A Preferred is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The share of Series A Preferred shall not be entitled to receive dividends.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The holder of the Series A Preferred is entitled to 16,000,000,000 votes for each share held of record, but has the right to vote only on any share authorization proposal or any reverse stock split proposal (together, the “Shareholder Proposals”) and until such time as the Shareholder Proposals are approved by the stockholders, and will have no voting rights except (i) with respect to the Shareholder Proposals in which its votes are cast for and against such the Shareholder Proposal in the same proportion as shares of Common Stock are voted for and against such reverse stock split proposal (with any shares of Common Stock that are not voted, whether due to abstentions, broker non-votes or otherwise not counted as votes for or against the Shareholder Proposal) and (ii) unless the holders of one-third (1/3rd) of the outstanding shares of Common Stock are present, in person or by proxy, at the meeting of stockholders at which the Shareholder Proposals are submitted for stockholder approval (or any adjournment thereof). The share of Series A Preferred will vote together with the Common Stock as a single class on any Shareholder Proposal. The Series A Preferred has no other voting rights, except as may be required by the General Corporation Law of the State of Delaware.
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
The Series A Preferred may not be transferred at any time prior to stockholder approval of the Shareholder Proposal without the prior written consent of the Board. The outstanding share of Series A Preferred will be redeemed in whole, but not in part, for a redemption price of $100.00, payable out of funds lawfully available therefor, upon the earlier of (i) any time such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion, or (ii) automatically immediately following the approval by the Company’s stockholders of both Shareholder Proposals.
Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of March 31, 2024 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
Ares warrants	9,139,280	$0.73	August 5, 2027
SPA Warrants	558,689	$0.73	Various through November 28, 2030
Public Warrants	98,088	$2,760	July 21, 2026
Private Warrants	464	$2,760	July 21, 2026
Total	9,796,521
There were no warrants exercised during the three months ended March 31, 2024.
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2023 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Ares warrants	9,139,280	$0.73	August 5, 2027
SPA Warrants	556,205	$0.73	Various through November 28, 2030
Public Warrants	98,088	$2,760.00	July 21, 2026
Private Warrants	464	$2,760.00	July 21, 2026
Total	9,794,037
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
On February 28, 2023, upon shareholder approval to increase the Company’s authorized shares, the Company had sufficient authorized shares to fully settle all outstanding equity-linked financial instruments. Again on April 21, 2023, the Company had insufficient authorized shares to fully settle its equity-linked financial instruments in shares primarily due to the issuance of additional convertible notes and warrants between February 28, 2023 and April 21, 2023.
Salary Deduction and Stock Purchase Agreement
On September 21, 2023, certain executive officers of the Company entered into Salary Deduction and Stock Purchase Agreements (collectively, the “SD SPA”) with the Company. Under the SD SPA, on each payroll date after the receipt of stockholder approval of the SD SPA (which stockholder approval was received on February 5, 2024), the officer has agreed to authorize the Company to deduct 50% of the officer’s after-tax base salary. This deducted amount will be used to purchase a number of shares of Class A Common Stock determined using the VWAP (as defined in the SD SPA) of Class A Common Stock per share on the applicable payroll date. Pursuant to the SD SPA, the officer may decrease the amount of the deduction upon notice to the Board. No shares have been purchased under the SD SPA as of March 31, 2024.
11. Stock-Based Compensation
2021 Stock Incentive Plan (“2021 SI Plan”)
In July 2021, the Company adopted the 2021 SI Plan. The 2021 SI Plan allows the Board to grant incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for Class A Common Stock to employees, directors, and non-employees. At the special meeting held on August 16, 2023, the Company’s stockholders approved (among other proposals) an amendment to the 2021 SI Plan to increase the number of shares of Class A Common Stock available for issuance under the 2021 SI Plan by an additional 861,608 shares.
As a result of the Reverse Stock Split on March 1, 2024, the number of shares of Class A Common Stock reserved for issuance under the 2021 SI Plan, the Company’s Equity Incentive Plan, and the Company’s Special Talent Incentive Plan (the “Plans”), as well as the number of shares subject to the then-outstanding awards under each of the Plans, were proportionately adjusted, using the 1-for-3 ratio, rounded down to the nearest whole share. In addition, the exercise price of the then-outstanding stock options under each of the Plans was proportionately adjusted, using the 1-for-3 ratio, rounded up to the nearest whole cent.
As of March 31, 2024 and December 31, 2023, the Company had 2,469,957 and 1,067,189 shares of Class A Common Stock available for future issuance under its 2021 SI Plan.
SOP/SOD Incentive Plan
On February 23, 2023, the Board approved the Company’s SOP/SOD Incentive Plan (“Incentive Plan”) granting: (i) cash bonuses to all active employees of the Company that began employment at the Company prior to December 31, 2022 upon the commencement of the start of production of the Company’s FF 91 Futurist on or prior to March 31, 2023 and (ii) cash bonuses and equity incentive awards to all active employees of the Company that began employment at the Company prior to December 31, 2022 upon the commencement of the start of delivery of the Company’s FF 91 Futurist on or prior to April 30, 2023 (“Delivery Condition”).
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
The Incentive Plan Amendment includes the grant of RSUs to certain executive officers of the Company upon the Company’s satisfaction of the New Delivery Condition and the Share Issuance Condition with a grant date fair market value of approximately $8.0 million, subject to vesting in three annual installments on the first three anniversaries of the grant date, generally subject to the applicable executive’s continuous employment through each applicable vesting date. In addition, subject to the Share Issuance Condition, upon the satisfaction of the New Delivery Condition and continuing for an eight-year period, certain executive officers will annually receive a grant of fully-vested RSUs with a grant date fair market value of $0.8 million, subject to their continued employment through each grant date of the award.
During the three months ended March 31, 2024, the Company recognized $0.2 million of cash bonus expense under the Incentive Plan. As a result of the Share Issuance Condition not yet being met, no RSUs have been granted under the Incentive Plan.
In addition to the above, during the three months ended March 31, 2024, the Company granted:
•763,889 RSUs, which had a weighted-average grant date fair value of $0.19 per share. As of March 31, 2024, the total remaining stock-based compensation expense for unvested RSUs was $1.4 million, which is expected to be recognized over a weighted-average period of 0.77 years.
The following table presents stock-based compensation expense included in each respective expense category in the Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss:

	Three Months Ended March 31,
(in thousands)	2024	2023 (As Restated)
Research and development	$375,350	$6,416
Sales and marketing	63,330	760
General and administrative	103,491	1,457
	$542,171	$8,633
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Notes Payable
The Company has elected to measure certain notes payable and related party notes payable at fair value. Specifically, the SPA Notes as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 7, Notes Payable and Note 8, Related Party Transactions) and the Unsecured Convertible Notes as they can be exchanged into an SPA Note. The Company used a binomial lattice model and discounted cash flow methodology to value the SPA Notes. The significant assumptions used in the models include the volatility of the Class A Common Stock, the Company’s expectations around the full ratchet trigger, the Company’s debt discount rate based on a CCC rating, annual dividend yield, and the expected life of the instrument. Fair value measurements associated with the notes payable represent Level 3 valuations under the fair value hierarchy.
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
Public and Private Warrants
Upon the closing of the Business Combination, the Company assumed 95,740 Public Warrants and 2,478 Private Warrants from PSAC. The Company also issued 334 Private Warrants to settle related party notes of PSAC. The Public Warrants are indexed to the Company’s own stock and, as such, meet the scope exception in accordance with ASC 815-40 to be classified in equity. The Private Warrants are classified as liabilities and the fair value is included in Warrant Liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company valued the Private Warrants using a binomial lattice model. Inherent in a binomial lattice model are assumptions related to risk free rate, annual dividend yield, expected warrant life, and volatility of the Company's stock. The Company estimated the fair value of the Private Warrants to be $0.1 million as of March 31, 2024 and December 31, 2023. Changes in the fair value of the Private Warrants are recorded in Change in Fair Value Measurements in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Fair value measurements associated with the Private Warrants liabilities represent Level 3 valuations under the fair value hierarchy.
Liabilities due to Insufficient Authorized Shares
From time to time, certain of the Company’s equity-linked financial instruments may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to the Company having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. See Note 10, Stockholders’ Equity.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities[1]	$—	$—	$103
Notes payable[1]	—	—	60,432
1 Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$—	$—	$306
Notes payable	—	—	86,712
There were not any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2024 and the year ended December 31, 2023. The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, accounts payable, accrued liabilities and certain notes payable approximate fair value because of their short-term nature or contractually defined value.
The following table summarizes the activity of Level 3 fair value measurements:

(in thousands)	Warrant Liabilities[1]	Notes Payable[1]
Balance as of December 31, 2023	$306	$86,712
Additions	1	1,457
Exercises	—	—
Change in fair value measurements	(204)	(28,113)
Conversions of notes to Class A Common Stock	—	(9,118)
Balance as of March 31, 2024	$103	$50,938
1 Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.
13. Net Loss per Share
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares to be issued under the commitment to issue shares, as these shares are issuable for no consideration. Diluted net loss per share attributable to common stockholders adjusts the basic net loss per share attributable to common stockholders and the weighted-average number of shares issued for potentially dilutive instruments.
The net loss per common share was the same for the Class A Common Stock and Class B Common Stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited). Because the Company reported net losses for all periods presented, all potentially dilutive Common Stock equivalents were determined to be antidilutive for those periods and have been excluded from the calculation of net loss per share.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock attributable to Common Stock stockholders because their effect was anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Shares issuable upon conversion of SPA Notes and settlement of make-whole provisions	93,243,053	1,299,801
Shares issuable upon conversion of Unsecured Convertible Notes	15,624,025	—
Shares issuable upon exercise of SPA Warrants	558,689	389,881
Other warrants	9,139,280	122,728
Stock-based compensation awards – Options	109,224	154,925
Stock-based compensation awards – RSUs	857,530	83,880
Public warrants	98,088	98,088
Private warrants	464	464
Total	119,630,353	2,149,767
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
The Company is generally required to maintain certain insurance coverage that, as of and subsequent to March 31, 2024, lapsed due to lack of payment.
On May 17, 2024, FF Adventures SPV XVIII LLC (the “Buyer”), a third-party investment firm affiliated with ATW Partners, LLC, purchased $11.9 million of Unsecured SPA Notes from Streeterville. In connection with the purchase and sale, Streeterville assigned and transferred all rights, title and interest to the Buyer clear of any lien, claim, or encumbrance.
Subsequent Unsecured Convertible Notes
Subsequent to March 31, 2024, the Company issued unsecured convertible notes to a third party totaling $12.3 million with due dates ranging from July 8, 2024 through October 27, 2024 at 4.27% interest. Of this amount, $1.4 million is in default due to non-payment, as of the date of issuance of these Unaudited Condensed Consolidated Financial Statements. Principal and accrued interest are convertible at the option of the third party into either (a) Common Stock of the Company at a conversion price per share equal to the closing stock price on the trading day immediately prior to the day on which the lender provides a conversion notice or (b) unsecured convertible notes of the Company pursuant to the terms contained in the Unsecured SPA.
Subsequent SPA Activity
Subsequent to March 31, 2024, the Company received additional funding through additional SPA Notes totaling $6.5 million in aggregate principal amount. In addition, $15.4 million of principal and $8.3 million of interest of SPA Notes was converted into 282.7 million shares of Class A Common Stock.
Subsequent Lease and Other
On July 11, 2024, Faraday&Future, Inc. (“F&F”), a California corporation and a wholly owned subsidiary of the Company, entered into a $4.9 million lease financing arrangement under a Master Lease Agreement (the “Master Lease”) with UTICA LEASECO, LLC (“Utica”). Under the Master Lease, Utica is leasing to F&F certain machinery, vehicles, equipment and/or other assets (the “Equipment”) described in the equipment schedule dated as of July 11, 2024 (the “Equipment Schedule”) and F&F will pay Utica 51 monthly payments of $0.1 million. The Master Lease has a four-year term, subject to an end of term buyout option for $0.5 million, under certain conditions. In addition, after the 19th month, F&F may terminate the lease under certain conditions and upon payment of certain fees.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Under the Master Lease, F&F retains title to the Equipment, granting Utica a first priority security interest therein. The Master Lease contains customary representations and warranties, covenants relating to the use and maintenance of the Equipment, indemnification and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, and certain bankruptcy and insolvency events, customary for leases of this nature. The Master Lease further grants to Utica certain remedies upon a default, including the right to cancel the Master Lease, to accelerate all rent payments for the remainder of the term of the Master Lease, to recover liquidated damages, or to repossess and re-lease, sell or otherwise dispose of the Equipment.
The Master Lease and all related arrangements are guaranteed by the Company under a Master Lease Guaranty (the “Guaranty”). Under the Guaranty, the Company has unconditionally guaranteed the obligations of F&F under the Master Lease and related agreements for the benefit of the Utica.
On July 11, 2024, F&F and Utica entered into a Post-Closing Agreement, pursuant to which F&F agreed to provide Utica rent-free access to the Company’s Hanford location (the “Hanford Premises”) and Gardena location (the “Gardena Premises”) for 120 days (the “Hanford Premises Access Period” and the “Gardena Premises Access Period”), in order to reclaim the collateral under the Master Lease in the event of a default. F&F agreed to make immediate prepayments of $0.1 million and $1.4 million for the Hanford Premises Access Period and the Gardena Premises Access Period, respectively, to be applied as set forth in the Post-Closing Agreement. F&F agreed to make an additional prepayment of $0.1 million under the Master Lease, also to be applied in accordance with the Post-Closing Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references in this report to “FF,” the “Company,” “we,” “us,” or “our” mean Faraday Future Intelligent Electric Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “Faraday Future Intelligent Electric Inc.” mean the parent company without its subsidiaries.

The following discussion and analysis is intended to help the reader understand FF’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with FF’s Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q (this “Report” or the “Form 10-Q”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to FF’s plans and strategy for FF’s business, includes forward-looking statements that involve risks and uncertainties. FF’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed on May 28, 2024 (as amended, the “Form 10-K”), “Risk Factors” in this Report and “Cautionary Note Regarding Forward-Looking Statements” below. The objective of this section is to provide investors an understanding of the financial drivers and levers in FF’s business and describe the financial performance of the business.
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
We intend to use press releases, our Investor Relations website, investor.ff.com, and certain social media accounts as a means of disclosing information and observations about the Company and its business that may be of interest or material to our investors, material, non-public information, and for complying with our disclosure obligations under Regulation FD: Instagram, Facebook, X, LinkedIn, YouTube, FF App, WeChat, Weibo, Toutiao, Douyin, and Futu. The information and observations we post through these social media channels may be deemed material. Accordingly, investors should monitor the Investor Relations website and these social media channels, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts. The social media channels that we intend to use as a means of disclosing the information described above may be updated from time to time. The information contained on, or that may be accessed through, our website or social media channels, is not incorporated by reference into, and is not a part of, this Report or any other report or document filed with the SEC. Any reference to our website in this Report is intended to be an inactive textual reference only.
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
We believe the following combination of capabilities of FF’s products, technology, the upgrade to FF Product and Technology Upgrade Generation 2.0 (PT Gen 2.0), team, and business model distinguish FF from its competitors:
• FF has designed and developed a breakthrough mobility platform — its proprietary Variable Platform Architecture (“VPA”).
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
•Since inception, FF has developed a portfolio of intellectual property, established its supply chain, and assembled a global team of automotive and technology experts and innovators to achieve its goal of redefining the future of the automotive industry. As of March 31, 2024, FF has been granted approximately 660 patents globally.
•FF believes that the FF 91 Futurist ( the “FF 91,” “FF 91 Futurist,” or “FF 91 2.0 Futurist Alliance”) is the first ultra-luxury electric vehicle to offer a highly-personalized, fully-connected user experience for driver and passengers. FF started production on the first FF 91 futurist and delivered the first FF 91 2.0 Futurist Alliance in 2023.
•FF’s planned B2C passenger vehicle pipeline includes the FF91 series, the FF81 series, and the FF71 series.
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
•FF has updated its corporate strategy to include a China-U.S. Automotive Bridge Strategy (the “Bridge Strategy”). The Bridge Strategy marks a return to FF’s earlier two-brand strategy, which seeks to distinguish between the spire segment (FF brand) and mass market segment (second brand) of the EV industry. FF intends to seek to establish a second mass market-focused brand by working with one or more China-based OEMs and parts suppliers (“Bridge Strategy Partners”) and to procure quasi-complete components and parts that FF would enhance by adding AI and Vehicle Software technology and product R&D found in its flagship FF 91 brand. This could create a compelling value proposition to consumers in the AI EV mass-market, which is a market that currently has limited offerings. Via the Bridge Strategy, there is the potential to materially accelerate the production timeline for a mass-market AI EV. While the mechanical platform of the mass-market product would be from Bridge Strategy Partners, FF intends to seek to utilize a component mix sufficient to reach part level duty by fulfilling the criteria for part supplier and manufacturing requirement. For a discussion of material risks relating to the Bridge Strategy, please see Item 1A., Risk Factors – “Our latest business strategy, which we refer to as the Bridge Strategy, is subject to numerous risks and uncertainties.”
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
The Company has determined that its co-Chief Operating Decision Makers (“co-CODMs”) are both its Global CEO and its Chief Product and User Ecosystem Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the co-CODMs review financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Substantially all of the Company’s consolidated operating activities, including its long-lived assets, are located within the United States. Given the Company’s early-revenue operating stage, it currently has no concentration exposure to products, services or customers.

Recent Developments
During the three months ended March 31, 2024, these additional milestones and events took place:
•Hosted a Chinese automotive supplier delegation at Faraday Future HQ on January 3, 2024. Discussed strategic cooperation opportunities with the Chinese supply chain.
•Announced, on January 21, 2024, the completion of nearly 1,600 over-the-air (OTA) upgrades and product enhancements on the FF 91 2.0, including many new features based on user R&D co-creation feedback.
•Announced on February 25, 2024, an updated Master Plan 1.1 to strategically position the Company for growth in 2024. The plan includes next steps for the Company’s operations, product and technology, manufacturing/supply chain, and funding/finance. .
•Effected, on February 29, 2024, a reverse stock split of the Company’s issued and outstanding common stock and a corresponding reduction in the total number of shares of common stock the Company is authorized to issue.
•Filed a lawsuit against Ding Lei and affiliated companies of Human Horizons for infringement of trade secrets and unfair competition.
In the period subsequent to March 31, 2024, these additional milestones and events took place:
•As of April 1, 2024, the Company completed its voluntary recall in the United States through an OTA software update.
•The Company announced, on April 9, 2024, the establishment of a Middle Eastern sales entity in Dubai, U.A.E.
•On April 22, 2024, the Company announced Werner Wilhelm as Executive Launch Director.
•On May 29, 2024, the Company announced plans to share the details of the Bridge Strategy in the following months.
•In June 2024, the Company determined that the previously announced future FF 91 Alliance Edition users, Rem D Koolhaas and Emma Hernan, would not complete the acquisition of their respective FF cars, due to personal reasons.
Recent Governance Developments
•At a special meeting of the Company’s stockholders held on February 5, 2024, the Company’s stockholders approved an increase in the authorized shares of Common stock from 154,437,500 to 1,389,937,500, increasing the total number of authorized shares of the Common stock and preferred stock 164,437,500 to 1,399,937,500. On February 5, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the office of the Secretary of State of the State of Delaware to effect such increase.
•Also at the special meeting of the Company’s stockholders held on February 5, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split (the “Second Reverse Stock Split”) of the Common Stock by a ratio of 1-for-3, with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of the special meeting and a corresponding reduction in the total number of shares of Common Stock the Company is authorized to issue. On February 23, 2024, the Board approved the implementation of the Second Reverse Stock Split and the Company filed a second amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the Second Reverse Stock Split and to set the number of authorized shares of Common Stock to 463,312,500 (which is 1,389,937,500 divided by 3). Pursuant to the Certificate of Amendment, effective as of 5:00 p.m., Eastern Time, on February 29, 2024 (the “Effective Time”), every three shares of the issued and outstanding Common Stock were automatically converted into one share of Common Stock, without any change in par value per share and the number of authorized shares of Common Stock was reduced to 463,312,500.

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
The Company’s Class A Common Stock began trading on The Nasdaq Capital Market on a split-adjusted basis at the opening of trading on March 1, 2024 under the symbol “FFIE” with a new CUSIP number (307359 703). The Class B Common Stock also has a new CUSIP number (307359 802). The Company’s publicly traded warrants continue to be traded on Nasdaq under the symbol “FFIEW” and the CUSIP number for the warrants remains unchanged. However, under the terms of the applicable warrant agreement, the number of shares of Class A Common Stock issuable on exercise of each warrant has been proportionately decreased. Specifically, following the effectiveness of the Second Reverse Stock Split, every three shares of Class A Common Stock that may be purchased pursuant to the exercise of public warrants now represents one share of Class A Common Stock that may be purchased pursuant to such warrants. Accordingly, for the Company’s warrants trading under the symbol “FFIEW”, every three warrants are now exercisable for one share of Class A Common Stock at an exercise price of $2,760.00 per share of Class A Common Stock.
No fractional shares of Common Stock were issued as a result of the Second Reverse Stock Split. Stockholders who would otherwise receive a fractional share were instead issued a full share in lieu of such fractional share. The Second Reverse Stock Split affected all record holders of the Common Stock uniformly and did not affect any record holder’s percentage ownership interest in the Company, except for de minimis changes as a result of the elimination of fractional shares. Holders of Common Stock who hold in “street name” in their brokerage accounts did not have to take any action as a result of the Second Reverse Stock Split. Their accounts were automatically adjusted to reflect the number of shares owned. Stockholders of record received information from Continental Stock Transfer & Trust Company regarding their stock ownership following the Second Reverse Stock Split.
•Effective February 26, 2024, Mr. Xuefeng Chen, transitioned from his role as China Chief Executive Officer to Senior Vice President and no longer served as a Section 16 officer of Faraday Future Intelligent Electric Inc. Mr. Chen subsequently resigned from the Company in March 2024.
•On June 9, 2024, Li Han resigned as a director of the Company for personal reasons. Ms. Han also served as a member of the Nominating and Corporate Governance Committee.
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
Through March 31, 2024, FF has sold a total of four and leased six vehicles. As a result, FF will require substantial additional capital to develop products and fund operations for the foreseeable future. Until FF can generate sufficient revenue from product sales, FF will fund its ongoing operations through a combination of various funding and financing alternatives, including equipment financing of the FF ieFactory California, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of its FF ieFactory California will impact FF’s ability to generate revenue. For additional discussion of the substantial doubt about FF’s ability to continue as a going concern, see Note 2, Liquidity and Capital Resources and Going Concern in the notes to the Unaudited Condensed Consolidated Financial Statements and for further details on liquidity, see the “Liquidity and Capital Resources” section below.
Revenue Recognition
We began the production of our FF 91 Futurist in March 2023 and started making deliveries to customers in August 2023. We have sold and leased zero vehicles during the three months ended March 31, 2024.
Automotive Sales Revenue
Automotive sales revenue includes revenues related to deliveries of new vehicles, and specific other features and services including home charger, charger installation, 24/7 roadside assistance, OTA software updates, internet connectivity and destination fees.
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
We provide customers with a residual value guarantee which may or may not be exercised in the future. The impact of such residual value guarantees was immaterial to the our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024.
Co-creation Arrangements
As part of our Futurist Product Officers (“FPO”) Co-Creation Delivery program that began in August 2023, we have entered into co-creation agreements with certain customers. The arrangement leverages some of our sales and leasing customers to provide valuable driving data, insights, marketing and brand awareness of the FF 91 vehicle. For the services performed, we compensate the respective customers through a monthly consulting fee payment or a discount on their monthly lease payment. Management examined in detail the services provided by each respective customer in accordance with the co-creation agreement, established various data points, and rationally assigned a dollar amount that was deemed representative of the fair value of the services. Co-creation payments that exceed the fair value of the distinct services performed by the customer are considered consideration paid to the customer and were treated as a reduction in revenue. Co-creation fees recorded as a reduction to revenue and also within research and development (“R&D”) expenses in the Unaudited Condensed Consolidated Financial Statements were immaterial for the three months ended March 31, 2024.
We have entered into and may continue to enter into co-creator consulting agreements with our customers under which customers share feedback, driving data, ideas, and experiences with our engineers, social media posts and other promotions in exchange for specified fees. We consider these arrangements consideration payable to a customer. The consideration paid to the customer relates to marketing and R&D services that are distinct and could be purchased by us from a separate third party. We perform an analysis in which it maximizes the use of observable market inputs to ascribe a fair value to these services and record the fair value of these services to sales and marketing expense or R&D expense, as applicable. Any consideration payable to a customer that is above the fair value of the distinct services being provided is treated as a reduction of revenue.
Automotive Leasing Revenue
Operating Leasing Program
We have outstanding leases under our vehicle operating leasing program in the United States. Qualifying customers are permitted to lease a vehicle for up to 36 months. At the end of the lease term, customers are generally required to return the vehicles to us. We account for these leasing transactions as operating leases. We record leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles to cost of automotive leasing revenue. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

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
Customer Deposits and Deferred Revenue
Our customers may reserve a vehicle and preorder certain services by making a customer deposit, which is fully refundable at any time. Refundable deposits, for vehicle reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits within Accrued expenses and other current liabilities on our Consolidated Balance Sheet.
Customer deposits were $3.2 million as of March 31, 2024 and December 31, 2023. When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to the transfer of products or services by us. Such advance payments are considered non-refundable, and we defer revenue related to any products or services that are not yet transferred.
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Deferred revenue related to products and services was immaterial as of March 31, 2024 and December 31, 2023.
Warranties
We provide a manufacturer’s warranty on all vehicles sold. The warranty covers the rectification of reported defects via repair, replacement, or adjustment of faulty parts or components. The warranty does not cover any item where failure is due to normal wear and tear. This assurance-type warranty does not create a performance obligation separate from the vehicle. Management tracks warranty claims by vehicle ID, owner, and date. As we continue to manufacture and sell more vehicles, we will reassess and evaluate our warranty claims for purposes of our warranty accrual.
Cost of Automotive Sales Revenue
Cost of revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense.
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
Operating Expenses
Research and Development
Research and Development (“R&D”) activities represent a significant part of our business. Our R&D efforts focus on the design and development of our electric vehicles and continuing to prepare its prototype electric vehicles to exceed industry standards for compliance, innovation, and performance. R&D expenses consist of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our employees focused on R&D activities, other related costs, depreciation, R&D services provided by co-creators, and an allocation of overhead. We expect R&D expenses to decrease in the near future as we substantially completed R&D activities related to the FF 91 in late 2023.

Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, marketing services provided by co-creators, and an allocation of overhead. Marketing activities are those related to introducing our brand and our electric vehicle prototypes to the market. We expect selling and marketing expenses to continue to increase as we brings its electric vehicles to market and seeks to generate sales.
General and Administrative
General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our employees associated with administrative services such as legal, human resources, information technology, accounting and finance, other related costs, and legal loss contingency expenses, which are our estimates of future legal settlements. These expenses also include certain third-party consulting services, certain facilities costs, and any corporate overhead costs not allocated to other expense categories. We expect our general and administrative expenses to increase as we continues to grow our business.
Loss on Disposal of Property, Plant and Equipment
Loss on disposal of property, plant and equipment relates to the abandonment of certain FF 91 Futurist program construction in progress assets, primarily vendor tooling, machinery, and equipment, due to the redesign of the related FF 91 components and implementation of our cost reduction program. Charges associated with disposals are recognized within operating expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Change in Fair Value of Earnout Liability
Legacy FF stockholders, as of the July 21, 2021 closing date of the Business Combination (as defined in Note 9, Commitments and Contingencies in the notes to the Unaudited Condensed Consolidated Financial Statements) until our fifth anniversary, are entitled to contingent consideration of up to 104,167 additional shares of Class A Common Stock in the aggregate in two equal tranches upon the occurrence of each earnout triggering event (“Earnout Shares”). We recognized the Earnout Shares at fair value upon the closing of the Business Combination and classified them in Stockholders’ Equity since the Earnout Shares were determined to be indexed to our own stock and meet the requirements for equity classification in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. From time to time subsequent to the closing of the Business Combination, the Earnout Shares may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to us having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. The Earnout Shares reclassified as derivative instruments are recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification are settled or we have sufficient authorized, unissued shares to settle such contracts with shares.
Non-operating Expenses
Change in Fair Value of (Related Party and Third Party) Notes Payable and Warrant Liabilities
Change in fair value measurements consists of the losses and gains as a result of fair value measurements of certain notes payable and warrant liabilities that we record at fair value.
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
 Other Expense, net

 Other expense, net consists of foreign currency transaction gains and losses and other expenses such as bank fees and late charges. Foreign currency transaction gains and losses are generated by revaluation of debt and the settlements of invoices denominated in currencies other than the functional currency. We expect other expense to fluctuate as we continue to transact internationally.

Results of Operations

	Three Months Ended March 31,
(in thousands)	2024	2023
Unaudited Condensed Consolidated Statements of Operations
Revenue	$2	$—
Cost of revenues	20,687	—
Gross Profit	(20,685)	—
Operating expenses
Research and development	6,688	57,808
Sales and marketing	2,474	5,065
General and administrative	13,848	26,513
(Gain)/Loss on disposal on property, plant and equipment	(87)	3,698
Change in fair value of earnout liability	—	2,764
Total operating expenses	22,923	95,848
Loss from operations	(43,608)	(95,848)
Change in fair value of notes payable and warrant liabilities	27,885	48,135
Change in fair value of related party notes payable and related party warrant liabilities	(7)	—
Loss on settlement of notes payable	(11,403)	(98,136)
Loss on related party notes payable	(14,295)	—
Interest expense	(2,225)	(292)
Related party interest expense	(5,094)	—
Other expense, net	530	1,168
Loss before income taxes	(48,217)	(144,973)
Income tax provision	—	—
Net loss	$(48,217)	$(144,973)
Revenues

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%
Revenue	$2	$—	$2	NM*
*NM = not meaningful.
Automotive sales revenue was $2.0 thousand for the three months ended March 31, 2024. We began vehicle deliveries to our customers during the third quarter of 2023 and have had minimal revenue activity.
Cost of Revenues

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%
Cost of revenues	$20,687	$—	$20,687	NM*
*NM = not meaningful.
Cost of revenue was $20.7 million for the three months ended March 31, 2024. Given we began vehicle deliveries to our customers during the third quarter of 2023, we have no Cost of revenue for the three months ended March 31, 2023.

Research and Development

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%
Research and development	$6,688	$57,808	$(51,120)	(88)%
The decrease in R&D expense is primarily due to the reduction in engineering, design and testing services, General expenses and Information technology of $26.4 million, $1.5 million, and $2.8 million, respectively, as we substantially completed R&D activities related to the FF91 in late 2023 and moved into production. In addition, there was a decrease in personnel and compensation expenses of $14.7 million due to a decrease in headcount resulting from both the substantial completion of R&D and cost saving measures implemented by us in light of our financial position, as well as a decrease in stock-based compensation expense of $6.0 million resulting from the same reduction in headcount and revaluation of stock-based compensation resulting from the transition of stock compensation from liability to equity classification.
Sales and Marketing

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%
Sales and marketing	$2,474	$5,065	$(2,591)	(51)%
The decrease in sales and marketing expense is primarily due to a decrease in personnel and compensation expenses of $1.7 million due to a decrease in headcount as part of cost saving measures implemented by us in light of our financial position and a decrease of $0.7 million in stock-based compensation expense driven by reductions in headcount and the revaluation of stock-based compensation resulting from the transition of stock compensation from liability to equity classification.
General and Administrative

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%
General and administrative	$13,848	$26,513	$(12,665)	(48)%
The decrease in general and administrative expense was primarily due to the decrease in personnel and compensation expenses of $16.3 million due to a decrease in headcount as part of cost saving measures implemented by us in light of our financial position offset by an increase in professional services expenses that resulted from the effects of an insurance payment received during the three months ended March 31, 2023.
Loss on Disposal of Property, Plant and Equipment

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%
(Gain)/Loss on disposal on property, plant and equipment	$(87)	$3,698	$(3,785)	(102)%
The change in loss on disposal of property, plant and equipment was primarily due to the non-recurring write-off of $3.7 million during the three months ended March 31, 2023 of certain construction in process assets that are not expected to be used as part of start of production.
Change in Fair Value of Earnout Liability

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of earnout liability	$—	$2,764	$(2,764)	(100)%
As of December 31, 2022, we had reclassified our earnout obligation from equity classification to liability classification as a result of us having insufficient authorized shares to share-settle the earnout, which was previously determined to be equity classified under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. On February 28, 2023, upon stockholder approval to increase our authorized shares, we had sufficient authorized shares to fully settle all outstanding equity-linked financial instruments. Accordingly, we reclassified the fair value of the Earnout liability of $5.0 million into Additional paid-in capital. The $2.8 million increase in the Earnout liability from December 31, 2022 to February 28, 2023 was recognized as an expense in the Change in fair value of earnout liability during the three months ended March 31, 2023. There is no comparable transaction during the three months ended March 31, 2024.

Change in Fair Value of Notes Payable and Warrant Liabilities

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of notes payable and warrant liabilities	$27,885	$48,135	$(20,250)	(42)%
The decrease in change in the fair value of notes payable and warrant liabilities is due to the fluctuations year over year in the underlying SPA Note and SPA Warrant instruments (as each term is defined in Note 7, Notes Payable in the notes to the Unaudited Condensed Consolidated Financial Statements). There was a significant reduction in the volume of outstanding notes payable accounted for at fair value as of March 31, 2024 when compared with March 31, 2023. As of March 31, 2024 there was approximately $104.2 million of gross principal balance outstanding and measured at fair value, compared with $165.0 million as of March 31, 2023. Additionally, our SPA Warrants had a larger decline in fair value during the three months ended March 31, 2023 compared with the three months ended March 31, 2024. The fluctuation in fair value of our SPA Warrants has declined due to the reductions in exercise price that occurred as a result of the full ratchet anti-dilution price protections embedded in the SPA Warrants. The reductions in exercise price have brought the exercise price of the SPA Warrants closer in line with our stock prices. These impacts are partially offset by a larger decline in fair value per dollar of debt principal outstanding during the three months ended March 31, 2024 compared with the three months ended March 31, 2023. The decreased fair value of our notes payable is due to pricing inputs that use the market price of the Common Stock and debt discount rate, which have experienced a decline.
Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of related party notes payable and related party warrant liabilities	$(7)	$—	$(7)	NM*
*NM = not meaningful.
We did not have any related party notes payable or warrants that were re-measured at fair value during the three months ended March 31, 2023.
Loss on Settlement of Notes Payable

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%
Loss on settlement of notes payable	$(11,403)	$(98,136)	$86,733	(88)%
The decrease in the Loss on settlement of notes payable during the three months ended March 31, 2024 is driven by a lower conversion volume during the period combined with a reduced loss on settlement per dollar of principal. During the three months ended March 31, 2024 note holders converted $18.3 million of notes payable compared to $61.6 million in the prior period. The decrease in the loss on settlement per dollar of principal is driven full ratchet anti-dilution price protection bringing the conversion price closer to the fair value of our Class A Common Stock.
Loss on Settlement of Related Party Notes Payable

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%
Loss on related party notes payable	$(14,295)	$—	$(14,295)	NM*
*NM = not meaningful.
We did not have any related party notes payable that settled during the three months ended March 31, 2023. In May 2023, we entered into Unsecured SPA Notes (as defined in Note 7, Notes Payable in the notes to the Unaudited Condensed Consolidated Financial Statements) with Metaverse Horizon Limited, who is a related party, and V W Investment Holding Limited. During the three months ended March 31, 2024, related party note holders converted $0.7 million of related party notes payable, the remaining outstanding balance, in exchange for 1,324,292 shares of Class A Common Stock and we recognized a Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument. In addition, as discussed in Note 8, Related Party Transactions, we also recognized a loss on related party notes from the recognition of interest and penalties and the increase of principal due to our breach of the agreement with Chongquing Leshi Small Loan Co., Ltd.
Interest Expense

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%
Interest expense	$(2,225)	$(292)	$(1,933)	(662)%
The increase in Interest expense was primarily due to the Financial obligation on sale and leaseback transaction that did not exist in Q1 2023.
Related Party Interest Expense

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%
Related party interest expense	$(5,094)	$—	$(5,094)	NM*
*NM = not meaningful.
The increase in Related party interest expense was due to our default on the Chongquing Leshi Small Loan Co., Ltd note, which resulted in a substantial increase in our interest rate along with additional interest expense and penalties. As discussed in Note 8, Related Party Transactions, we had previously negotiated with a related party to partially forgive debt and interest on its related note, in exchange for the promise to make payments on a scheduled basis. The interest related to this note was reinstated for Q1 2024 due to our default on the underlying note.
Other (Expense) Income, Net

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	Amount	%
Other expense, net	$530	$1,168	$(638)	(55)%
The change in Other expense, net was primarily due to a an change in foreign currency transaction of $1.5 million resulting from the revaluation of transactions denominated in currencies other than U.S. Dollars that are remeasured at the end of each period partially offset by one time expenses incurred in Q1 2023 of $0.9 M.
Liquidity and Capital Resources
Going Concern
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
The Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Unaudited Condensed Consolidated Financial Statements have been prepared on a basis that assumes we will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
We have and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of its electric vehicle platform, development of vehicle models, finalizing the build out of the FF ieFactory California manufacturing facility, and capital raising. We incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $4,006.7 million, an unrestricted cash balance of $0.4 million and a negative working capital position of $175.2 million, excluding restricted cash, as of March 31, 2024. During 2023, we delivered our first vehicles but expects to continue generating significant operating losses for the foreseeable future. We have funded our operations and capital needs primarily through the issuance of related party notes payable and notes payable (see Note 7, Notes Payable and Note 8, Related Party Transactions), convertible notes, and the sale of common stock.

Pursuant to the Secured SPA, the Unsecured SPA, the Unsecured Streeterville SPA, the FFVV Joinder, and the Senyun Joinder (collectively the “SPA Commitments”) (see Note 7, Notes Payable and Note 8, Related Party Transactions), we obtained commitments from several investors. At March 31, 2024, the SPA Commitments totaled $554.5 million, of which $343.2 million was funded, $211.3 million remained to be funded, and $93.6 million in principal was outstanding. At March 31, 2024, Optional Commitments under the SPA Commitments totaled $366.0 million, of which $40.6 million was funded, $325.4 million remained to be funded, and $3.0 million was outstanding. The remaining amounts to be funded as of March 31, 2024, are subject to the achievement of delivery milestones, satisfaction of closing conditions, resolution of disputes with investors, and satisfaction or waiver of other conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes.
We may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional incremental convertible senior secured note purchasers under the SPA Commitments or other debt or equity financing in a timely manner, on acceptable terms, or at all.
On November 11, 2022, we entered into a three-year Standby Equity Purchase Agreement (the “SEPA”) with YA II PN LTD. (“Yorkville”). Under terms of the SEPA, we may, at our option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate under our option) of Class A Common Stock to an affiliate of Yorkville Advisors, subject to certain limitations. As of March 31, 2024, we had the right to issue and sell up to an additional $192.5 million, or $342.5 million if we exercise our option under the SEPA, of Class A Common Stock under the SEPA.
In addition, on September 26, 2023, we entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC, as sales agents, to sell shares of Class A Common Stock, from time to time, with aggregate gross sales proceeds of up to $90.0 million pursuant to the Registration Statement as an “at-the-market” offering under the Securities Act (the “ATM Program”). The ATM Program has been the primary source of liquidity for us since September 2023. Under applicable SEC rules and regulations, because we failed to timely file our Form 10-K and this Form 10-Q, we are not S-3 eligible and cannot access the ATM Program.
Our ability to issue and sell additional shares of common stock or warrants under the SEPA is constrained by the number of authorized shares of our common stock. We must consider shares issuable under convertible debt, warrants or other obligations with equity rights. In addition, equity issuances can potentially trigger provisions under the SPA Commitments that increase the number of shares to be issued upon conversion and reduce the strike price of related warrants. This could result in us having inadequate authorized shares to meet our outstanding commitments.
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
As of and since March 31, 2024, we were and have been in default on the SPA Commitments and we are presenting the related notes as current. Since April 2023, we had been in default on, and since January 1, 2024, have been in breach of, our debt agreement with Chongqing Leshi Small Loan Co., Ltd., a related party, with an outstanding principal balance of $7.6 million and interest payable of $17.4 million as of March 31, 2024.
Sources of Liquidity
As of March 31, 2024, our principal source of liquidity was unrestricted cash on hand totaling $0.4 million, which was held for working capital and general corporate purposes. We also have access to various sources of additional capital, including the SEPA, the ATM Program, the SPA Commitments and other unsecured convertible notes. Our ability to access these sources of capital and further information on amounts available is discussed in Note 2, Liquidity and Capital Resources and Going Concern in the notes to the Unaudited Condensed Consolidated Financial Statements.
Significant Related Party Notes Payable and Notes Payable Facilities
We have been significantly funded by notes payable from related parties and third parties. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by our founder and Chief Product and User Ecosystem Officer. For more information on the outstanding related party notes payable and notes payable as well as the related schedules of maturities, see Note 7, Notes Payable, and Note 8, Related Party Transactions, of the notes to the Unaudited Consolidated Financial Statements.
Related party notes payable consists of the following as of March 31, 2024:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – China	December 2023	18.0%	$7,612
Related party notes – Unsecured Other Convertible	April 8, 2024	0.0427	1,632
Related party notes – China various other	Due on Demand	—%	3,759
Related party notes – Convertible FFGP	May 2024	4.27%	$250
Related party notes – FFGP	Various 2024	4.27% - 5.27%	$1,576
			14,829
Less: Related party notes payable, current			(14,829)
Total: Related party notes payable, less current			$—
We have entered into notes payable agreements with third parties, which consist of the following as of March 31, 2024:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%-15%	$83,387	$(33,603)	$(7,896)	$41,888
Unsecured SPA Notes*	Various dates in 2029	10%-15%	13,219	(1,626)	(2,543)	9,050
Unsecured Convertible Notes	Various dates in 2024	4.27%	9,080	414	—	9,494
Notes payable – China other	Due on Demand	—%	4,897	—	—	4,897
Auto loans	October 2026	6.99%	72	—	—	72
			$110,655	$(34,815)	$(10,439)	65,401
Less: Related party notes payable						$(1,632)
Less: Notes payable, current portion						(63,769)
Total: Notes payable, less current portion						$—
* includes amounts attributed to the Unsecured Streeterville SPA
All notes are classified as current as of March 31, 2024.

Cash Flow Analysis
Presented below is a summary of FF’s cash flows for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(14,719)	$(102,980)
Investing activities	(12)	(16,873)
Financing activities	12,013	134,443
Effect of exchange rate changes on cash and restricted cash	(2)	170
Operating Activities
We continue to experience negative cash flows from operations as we design and develop our vehicles and build our infrastructure both in the United States and China. Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as R&D associated with our electric vehicles, corporate planning, and general and administrative functions. Our operating cash flows are also affected by our working capital needs to support growth and fluctuations in personnel-related expenditures, accounts payable, accrued interest, other current liabilities, deposits, and other current assets.
Net cash used in operating activities was $14.7 million for the three months ended March 31, 2024 as compared to $103.0 million for the three months ended March 31, 2023. Cash used in operating activities is primarily made up of Net loss, depreciation expense, changes in fair value of and settlements on notes and related party notes payable and changes in working capital. The change was primarily driven by the large decrease to net loss, to losses on settlement notes payable, and to changes in fair value of notes payable and warrant liabilities, an increase in depreciation expense and loss on related party notes payable, and a decrease in cash outflows from operating activities, offset by reductions in settlements on notes payable, changes in the fair value of related party notes and a reduction of stock compensation expense.
Investing Activities
Net cash used in investing activities was $0.0 million and $16.9 million for the three months ended March 31, 2024 and 2023, respectively, and is related to the significant decrease in the acquisition of fixed assets due to the reduction of liquidity.
Financing Activities
Net cash provided by financing activities was $12.0 million and $134.4 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
Net cash provided by financing activities during the three months ended March 31, 2024, primarily consists of $9.0 million in proceeds from notes payable, net of original issue discount, and $3.0 million in proceeds from related party notes payable.
Net cash provided by financing activities during the three months ended March 31, 2023 primarily consists of $131.8 million in proceeds from notes payable, net of original issue discount and $4.1 million in proceeds from the exercise of warrants offset by $1.1 million of notes payable transaction costs.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The effects of exchange rate changes on cash and restricted cash was $— million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The effects of exchange rate changes on cash and restricted cash result from fluctuations in the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Renminbi. Fluctuations in exchange rates against the U.S. Dollar may positively or negatively affect our operating results.
Off-Balance Sheet Arrangements
We did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, we did not have any off-balance sheet arrangements as of March 31, 2024 and December 31, 2023.
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
Critical accounting estimates are defined as estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. For a description of our critical accounting estimates, refer to the section titled “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of the Form 10-K. As of the date of this report, there have been no changes to our critical accounting estimates described in the Form 10-K that have had a material impact on our Unaudited Condensed Consolidated Financial Statements and related footnotes.
Recent Accounting Pronouncements
See the section titled “Recent Accounting Pronouncements” in Note 1, Nature of Business and Organization and Basis of Presentation in our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for a discussion about recent accounting pronouncements that are determined to be applicable to us.
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
Based on an evaluation of FF’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act), FF’s Global Chief Executive Officer and Interim Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that FF’s disclosure controls and procedures were not effective as of March 31, 2024, due to the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
FF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including FF’s Global CEO and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, due to the material weaknesses described below, we concluded that the system of internal control over financial reporting was not effective.
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

•FF has added and will continue to add finance and accounting personnel to the organization to strengthen our finance and accounting teams. The additional personnel are expected to provide oversight, structure, reporting lines, and additional review over the Company’s disclosures;
•FF has implemented and will continue to develop new accounting policies and procedures, and the Company has installed and continues to configure an IT system relevant to the preparation of the Company’s financial statements to improve communication of key areas across the different departments at FF and to provide adequate structure, accountability, and segregation of duties;
•FF has implemented and will continue to develop enhanced controls around FF’s related party transactions, including regular attestations; and
•FF adopted an Insider Investment Reporting Policy to enhance internal reporting of related party transactions.
Our remediation activities are continuing during 2024. There have been substantial changes to the composition of the Board as a result of the governance settlement entered into between FF and FF Global, as well as substantial turnover in key management personnel, including accounting, legal and compliance personnel, which could impact our ability to implement the above-described remedial measures. In addition, the Company has engaged various advisory firms to provide consulting services to assist in improving the internal control environment and reviewing the corporate organization on a go-forward basis.
In addition, as of March 31, 2024, certain departments within the Company report to both Mr. Jia (our founder and Chief Product and User Ecosystem Officer) and Mr. Aydt (our Global Chief Executive Officer), including the Company’s user ecosystem, capital markets, human resources and administration, and FF China (“FFCN”), subject to processes and controls that have been determined and continue to be developed by the Board after consultation with the Company’s management. Further, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act, and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act. FF has or is planning to put in place processes and controls to mitigate the risks associated with the changes in Mr. Jia’s responsibilities as well as to enhance oversight and corporate governance, including but not limited to:
•Continuing to monitor the segregation of responsibilities and duties in the Company’s user ecosystem, capital markets, human resources and administration, and FFCN;
•Requiring the Board, or a designated committee of the Board, to approve the signing of financing agreements, the hiring, promoting or terminating vice presidents of the Company and above (including additional Section 16 officers), and the adoption of Company-wide compensation policies;
•While the Company has hired a Compliance Officer with the title of a Deputy General Counsel to support its compliance efforts, (hired in March 2023), it will continue to review the need to employ a Chief Compliance Officer who will report on a dotted line to the Chair of the Audit committee; and
•Re-engaging external consulting resources review compliance activities and perform work in the capacity of an internal audit function, who will report on a dotted line to the Chair of the Audit committee.
In addition to the above actions and in view of the governance changes that the Company implemented pursuant to the Heads of Agreement and Amended Shareholder Agreement (each as described in Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence, in the Form 10-K) and otherwise, FF expects to engage in additional activities, including, but not limited to:
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
•Continuing to implement additional IT systems relevant to the preparation of FF’s financial statements and controls over financial reporting to improve communication of key areas across the different departments at the Company and to provide adequate structure, accountability, and segregation of duties; and
•Designing and implementing IT general controls, including controls over change management, the review and update of user access controls and controls over critical batch jobs and data backups.
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
While FF believes these efforts will remediate the material weaknesses, the Company may not be able to complete its evaluation, testing or any required remediation in a timely fashion, or at all. FF cannot assure that the measures that have been taken to date and may be taken in the future will be sufficient to remediate the control deficiencies that led to the material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of FF’s internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Further loss and/or turnover in key management personnel, particularly accounting, finance and legal personnel, may negatively impact FF’s ability to implement its remediation plan. If FF is unable to remediate its material weaknesses, FF’s ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect the Company’s reputation and business and the market price of the Class A Common Stock. Any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of FF’s securities and harm to FF’s reputation and financial condition, or diversion of financial and management resources from the operation of FF’s business.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, FF’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, FF may become involved in legal proceedings arising in the ordinary course of business. We are currently a party to various legal or governmental proceedings, the outcome of which, although currently uncertain, if determined adversely to us, could individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. See the section titled “Legal Proceedings” in Note 9, Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion of our legal proceedings.
ITEM 1A. RISK FACTORS
Other than the updates to the first two risk factors listed below and the addition to the third risk factor listed below, there have been no material changes from the risk factors previously described under Item 1A of the Form 10-K).
FF is not currently in compliance with the continued listing requirements for Nasdaq and may be delisted, which could affect the market price and liquidity for FF’s Common Stock and reduce FF’s ability to raise additional capital.
On December 28, 2023, FF received written notice from Nasdaq stating that FF has failed to maintain a minimum bid price of at least $1.00 per share for the prior 30-consecutive-trading-day period from November 9, 2023 to December 27, 2023. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), FF was initially provided 180 calendar days from receipt of the notice from Nasdaq to regain compliance with the Minimum Bid Price Requirement. On April 18, 2024, FF received a letter from Nasdaq indicating that FF was not in compliance with Nasdaq Listing Rule 5250(c)(1) as FF had not yet filed its Annual Report on Form 10-K for the year ended December 31, 2023. On April 24, 2024, FF received an additional letter from Nasdaq indicating that FF was not in compliance with Nasdaq Listing Rule 5810(c)(3)(A)(iii), as FF’s Class A Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days (the “Low Priced Stocks Rule”). The letter indicated that, as a result of non-compliance with both the Low Priced Stocks Rule and the requirement to file the Form 10-K for the year ended December 31, 2023, the Nasdaq staff had determined to delist FF’s securities from The Nasdaq Capital Market (the “Delisting Determination”). Further, on May 21, 2024, FF received an additional letter from Nasdaq indicating that FF is now delinquent in filing its Form 10-Q for the period ended March 31, 2024, and as such, the delinquency serves as an additional basis for delisting FF’s securities from The Nasdaq Capital Market.
On May 1, 2024, FF requested a hearing to appeal the Delisting Determination, which stayed the suspension of FF’s securities for 15 days. FF also requested an extended stay of the suspension pending such hearing with Nasdaq’s Hearings Panel (the “Panel”), which Nasdaq granted on May 28, 2024. On June 13, 2024, a hearing was held with the Panel at which FF requested an extension of the period to regain compliance with the Minimum Bid Price Requirement to August 30, 2024 and to cure the delinquency in filing the Form 10-Q for the period ended March 31, 2024 (the “Q1 10-Q”) to July 31, 2024. On May 28, 2024, FF filed its Annual Report on Form 10-K for the year ended December 31, 2023 (as amended on May 30, 2024 and June 24, 2024).
On June 26, 2024, the Panel granted FF’s request for extension subject to FF filing this Form 10-Q on or before July 31, 2024, timely filing the Form 10-Q for the period ended on June 30, 2024, and demonstrating compliance with the Minimum Bid Price Requirement on or before August 31, 2024.
FF is taking definitive steps to timely satisfy the conditions set forth by the Panel, including filing a definitive proxy statement with a proposal for stockholders to approve a reverse stock split and [filing this Form 10-Q on or before July 31, 2024]. In addition, FF intends to timely file its second quarter Form 10-Q. However, FF may be unable to timely satisfy the terms of the extension granted by the Panel.
FF will continue to monitor the closing bid price of its Class A Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods and may, if appropriate, consider available options, including implementation of a reverse stock split if approved by stockholders, to regain compliance with the Minimum Bid Price Requirement.
If Nasdaq delists FF’s shares from trading on its exchange for failure to meet the applicable listing standards, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;

•a determination that our Common Stock is a “penny stock,” which will require brokers trading in our Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our Common Stock;
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
For instance, FF is exposed to multiple risks relating to lithium battery cells or electronic components, including but not limited to: (i) an increase in the cost, or decrease in the available supply, of materials used in the battery cells, such as lithium, nickel, cobalt and manganese, including as a result of the Biden administration’s May 2024 announcement of significant increases in tariff rates on certain imports from China, including on lithium-ion EV batteries, battery parts, and related minerals; (ii) disruption in the supply of battery cells or electronic components due to quality issues or recalls by battery cell or electronic component manufacturers; and (iii) the inability or unwillingness of FF’s current battery cell or electronic component manufacturers to build or operate battery cell or electronic components manufacturing plants to supply the numbers of lithium cells or electronic components required to support the growth of the electric vehicle industry as demand for such battery cells or electronic components increases.
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
Furthermore, tariffs (such as the increased tariffs on lithium-ion EV batteries described above) or shortages in petroleum and other economic conditions may result in significant increases in freight charges and material costs. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to FF thereby negatively impacting its business, prospects, financial condition and results of operations. Substantial increases in the prices for FF’s raw materials or components would increase its operating costs, and could reduce margins if FF cannot recoup the increased costs through increased vehicle prices. Any attempts to increase product prices in response to increased material costs could result in a decrease in sales and therefore materially and adversely affect FF’s brand, business, prospects, financial condition and operating results.
Our latest business strategy, which we refer to as the Bridge Strategy, is subject to numerous risks and uncertainties.
FF has developed a new business strategy that we refer to as the Bridge Strategy as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview contained in Part I of this form 10-Q. This strategy may fail for any number of reasons, including that:
•there may be insufficient demand in the United States for a China-based electric vehicle;
•the price range that FF is initially targeting is a highly competitive segment of the electric vehicle market, and additional competitors are expected in the future;
•FF’s competitors are better capitalized, substantially larger, have developed after-sales service and support infrastructures, have existing or upcoming models in the market, and have stronger name recognition;
•FF currently lacks the necessary funding to execute on the Bridge Strategy and has not yet identified any potential funding sources, and it is unclear how much quarterly funding the Bridge Strategy would require in 2024 or 2025;

•existing tariff policies, including the tariffs on electric vehicles and lithium-ion batteries from China that were announced by the Biden administration in May 2024, and new tariffs could render the Bridge Strategy unfeasible;
•the cost of procuring components and raw materials from countries other than China in order to manage the aforementioned tariffs could render the Bridge Strategy unfeasible;
•FF’s modeling for the Bridge Strategy is preliminary and provides little margin for error in cost modeling;
•the Bridge Strategy could distract management from FF’s other business strategies and operations, including FF’s U.S. and China dual-home strategy, U.S. delivery of the FF 91, FF’s strategy in the Middle East including the United Arab Emirates, delivery of the FF 91 2.0 Futurist aiFalcon Limited Edition for the Middle East market, and the FF 81 and FF 71 pipeline;
•regulatory and compliance costs, as well as obtaining necessary certifications, related to the Bridge Strategy;
•building a new supply chain would be time consuming and costly;
•FF would need to obtain a certificate of occupancy for its Hanford manufacturing facility to allow FF to execute on the Bridge Strategy, and obtaining such a certificate of occupancy would be time consuming and costly;
•FF would need to hire a significant number of employees at its Gardena and Hanford locations to execute on the Bridge Strategy; and
•the Bridge Strategy would require a U.S.-wide after-service and support infrastructure, which would be costly to build.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Pursuant to the Secured SPA, Unsecured SPA, Unsecured Streeterville SPA, and Other Unsecured Notes (together referred to as the “Notes”), each as amended or supplemented, the Company sold approximately $28.70 million in principal amount of convertible notes to investors since December 31, 2023. Under the Secured SPA, Unsecured SPA and Streeterville SPA, investors can purchase an additional $530.1 million in aggregate principal amount of convertible notes. The Notes were issued, to the extent issued, or will be issued, to the extent unissued, pursuant to the exemption from registration requirements of the Securities Act, provided by Section 4(a)(2) thereof. See Note 7, Notes Payable in the notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the Notes.

The SPA Notes, upon the funding, may be converted into shares of Class A Common Stock on a cashless basis at any time, at the request of the holders subject to the availability of registered shares or the note holder satisfying the holding period pursuant to Rule 144 of the Securities Act. As of July 30, 2024, the principal conversion price of the Notes under Secured SPA, Unsecured SPA and Unsecured Streeterville SPA was $0.7332 per share and the interest make whole conversion price was $10.896 per share. The principal conversion price is subject to a full ratchet anti-dilution price protection if the Company has a subsequent equity sale below $0.7332 per share. For every $1.0 million of notes converted, the Company would issue 20,078,469, 10,078,469, 4,078,469, 2,078,469, 1,078,469, 478,469, and 278,469 shares at a hypothetical per share price of common stock of $0.05, $0.10, $0.25, $0.50, $1.00, $2.50, and $5.00, respectively.

The shares to be issued upon conversion of the principal amounts under the convertible notes to each of the holders will be issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
No director or officer of the Company entered into or terminated a 10b5-1 or similar trading plan during the three months ended March 31, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits	Incorporation by Reference

3.1	Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K/A filed on August 29, 2023.
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024.
3.3	Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 26, 2024.
3.4	Amended and Restated Bylaws of the Company	Exhibit 3.2 to the Current Report on Form 8-K filed on June 16, 2023.
10.1	Settlement Agreement, dated March 11, 2024, by and between the Faraday Future Intelligent Electric Inc. and Palantir Technologies, Inc.	Exhibit 10.88 to the Annual Report on Form 10-K filed on May 28, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the Unaudited Condensed Consolidated Financial Statements and accompanying notes to Unaudited Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
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

Date: July 30, 2024

By:	/s/ Matthias Aydt
Name:	Matthias Aydt
Title:	Global Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jonathan Maroko
Name:	Jonathan Maroko
Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)