Form 10-Q
period 2024-06-30
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2024-08-14
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The registrant had outstanding 494,935,355 shares of Class A common stock and 266,670 shares of Class B common stock as of August 14, 2024.

Faraday Future Intelligent Electric Inc.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Faraday Future Intelligent Electric Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2024
	(Unaudited)	December 31, 2023
Assets
Current assets:
Cash	$793	$1,898
Restricted cash	584	2,127
Accounts receivable	—	7
Inventory, net	28,745	34,229
Deposits	27,134	31,382
Other current assets	12,815	21,721
Total current assets:	70,071	91,364
Property, plant and equipment, net	377,047	417,812
Operating lease right-of-use assets. net	6,849	16,486
Other non-current assets	3,921	4,877
Total assets:	$457,888	$530,539
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$91,199	$93,170
Accrued expenses and other current liabilities	63,750	62,391
Related party accrued interest	17,439	753
Warrant liabilities	285	285
Accrued interest	25	25
Related party warrant liabilities	16	21
Operating lease liabilities, current portion	2,894	3,621
Related party notes payable	15,159	9,760
Notes payable	77,394	91,150
Total current liabilities:	268,161	261,176
Financial obligations on sale and lease back transaction	26,836	25,483
Operating lease liabilities, less current portion	12,805	14,306
Other liabilities	1,404	1,338
Total liabilities:	309,206	302,303
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 443,625,000 and 49,291,667 shares authorized; 441,264,626 and 42,433,025 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	44	4
Class B Common Stock, $0.0001 par value; 19,687,500 and 2,187,500 shares authorized; 266,670 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 1 and zero shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	4,257,313	4,180,869
Accumulated other comprehensive income	6,726	5,862
Accumulated deficit	(4,115,401)	(3,958,499)
Total stockholders’ equity:	148,682	228,236
Total liabilities and stockholders’ equity:	$457,888	$530,539

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$293	$—	$295	$—
Cost of revenues	20,970	6,613	41,657	6,613
Gross profit	(20,677)	(6,613)	(41,362)	(6,613)
Operating expenses
Research and development	3,317	25,269	10,005	83,077
Sales and marketing	1,782	7,699	4,256	12,764
General and administrative	17,201	17,062	31,049	43,575
Lease impairment loss	7,616	—	7,616	—
(Gain)/Loss on disposal on property, plant and equipment	16	—	(71)	3,698
Change in fair value of earnout liability	—	(664)	—	2,100
Total operating expenses	29,932	49,366	52,855	145,214
Loss from operations	(50,609)	(55,979)	(94,217)	(151,827)
Change in fair value of notes payable and warrant liabilities	(7,245)	24,324	20,640	72,459
Change in fair value of related party notes payable and related party warrant liabilities	(332)	384	(339)	384
Loss on settlement of notes payable	(46,978)	(85,392)	(58,381)	(183,528)
Loss on related party notes payable	—	(6,492)	(14,295)	(6,492)
Interest expense	(1,719)	(209)	(3,944)	(501)
Related party interest expense	(1,506)	(70)	(6,600)	(70)
Other expense, net	(292)	(1,466)	238	(298)
Loss before income taxes	(108,681)	(124,900)	(156,898)	(269,873)
Income tax provision	(4)	(28)	(4)	(28)
Net loss	$(108,685)	$(124,928)	$(156,902)	$(269,901)

Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(0.31)	$(25.05)	$(0.74)	$(67.21)
Diluted	(0.31)	(25.05)	(0.74)	(67.21)
Weighted average shares used in computing net loss per share of Class A and B Common Stock:
Basic	351,128,013	4,986,995	213,375,206	4,015,695
Diluted	351,128,013	4,986,995	213,375,206	4,015,695

Total comprehensive loss
Net loss	$(108,685)	$(124,928)	$(156,902)	$(269,901)
Foreign currency translation adjustment	632	6,122	864	5,567
Total comprehensive loss	$(108,053)	$(118,806)	$(156,038)	$(264,334)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	159,390,384	$16	266,670	$—	$4,202,125	$6,094	$(4,006,716)	$201,519
Conversion of notes payable and accrued interest into Class A Common Stock (Note 7)	281,874,242	28	—	—	55,071	—	—	55,099
Stock-based compensation	—	—	—	—	117	—	—	117
Foreign currency translation adjustment	—	—	—	—	—	632	—	632
Net loss	—	—	—	—	—	—	(108,685)	(108,685)
Balance as of June 30, 2024	441,264,626	$44	266,670	$—	$4,257,313	$6,726	$(4,115,401)	$148,682
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	42,433,025	$4	266,670	$—	$4,180,869	$5,862	$(3,958,499)	$228,236
Conversion of notes payable and accrued interest into Class A Common Stock (Note 7)	398,819,335	40	—	—	75,786	—	—	75,826
Reverse stock split related round up share issuances	12,266	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	658	—	—	658
Foreign currency translation adjustment	—	—	—	—	—	864	—	864
Net loss	—	—	—	—	—	—	(156,902)	(156,902)
Balance as of June 30, 2024	441,264,626	$44	266,670	$—	$4,257,313	$6,726	$(4,115,401)	$148,682
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	3,495,303	$—	266,670	$—	$3,924,555	$2,950	$(3,671,728)	$255,777
Conversion of notes payable and accrued interest into Class A Common Stock (Note 7)	2,431,875	—	—	—	144,928	—	—	144,928
Reclassification of earnout shares from equity to liability on April 21, 2023 due to insufficient authorized shares (Note 11)	—	—	—	—	(2,112)	—	—	(2,112)
Reclassification of stock-based awards from equity to liability on April 21, 2023 due to insufficient authorized shares (Note 11)	—	—	—	—	(2,979)	—	—	(2,979)
Stock-based compensation	—	—	—	—	993	—	—	993
Issuance of shares for RSU vesting net of tax withholdings	6,154	—	—	—	—	—	—	—
Cancellations	(1,031)	—	—	—	(101)	—	—	(101)
Foreign currency translation adjustment	—	—	—	—	—	6,122	—	6,122
Net loss	—	—	—	—	—	—	(124,928)	(124,928)
Balance as of June 30, 2023	5,932,301	$—	266,670	$—	$4,065,284	$9,072	$(3,796,656)	$277,700

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022 (as restated)	2,347,276	$—	266,670	$—	$3,724,242	$3,505	$(3,526,755)	$200,992
Conversion of notes payable and accrued interest into Class A Common Stock (Note 7)	3,363,291	—	—	—	283,108	—	—	283,108
Change in classification of warrants from Additional paid-in capital to liability pursuant to the Warrant Exchange (Note 7)	—	—	—	—	(6,811)	—	—	(6,811)
Reclassification of February 28, 2023 earnout shares liability to equity due to authorized share increase (Note 11)	—	—	—	—	5,014	—	—	5,014
Reclassification of February 28, 2023 stock-based awards liability to equity due to authorized share increase (Note 11)	—	—	—	—	8,978	—	—	8,978
Reclassification of earnout shares from equity to liability on April 21, 2023 due to insufficient authorized shares (Note 11)	—	—	—	—	(2,112)	—	—	(2,112)
Reclassification of stock-based awards from equity to liability on April 21, 2023 due to insufficient authorized shares (Note 11)	—	—	—	—	(2,979)	—	—	(2,979)
Stock-based compensation	—	—	—	—	4,624	—	—	4,624
Exercise of warrants	213,037	—	—	—	51,276	—	—	51,276
Exercise of stock options	207	—	—	—	44	—	—	44
Issuance of shares for RSU vesting net of tax withholdings	9,521	—	—	—	(100)	—	—	(100)
Foreign currency translation adjustment		—	—	—	—	5,567	—	5,567
Net loss		—	—	—	—	—	(269,901)	(269,901)
Balance as of June 30, 2023	5,932,301	$—	266,670	$—	$4,065,284	$9,072	$(3,796,656)	$277,700

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(156,902)	$(269,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	35,947	14,534
Stock-based compensation	658	9,272
Lease impairment loss	7,616	—
(Gain) loss on disposal of property, plant and equipment	(71)	3,698
Change in fair value of related party notes payable and related party warrant liabilities	339	(384)
Change in fair value of notes payable and warrant liabilities	(20,640)	(72,930)
Change in fair value measurement of earnout liability	—	2,100
Amortization of operating lease right-of-use asset	1,468	1,419
Loss on foreign exchange	287	164
(Gain) Loss on forgiveness of accounts payable and deposits, net	(518)	135
Non-cash interest expense	1,282	—
Loss on settlement of notes payable	58,381	183,528
Loss on related party notes payable	14,295	6,492
Other	—	669
Changes in operating assets and liabilities:
Deposits	3,561	(17,767)
Inventory	5,484	(5,844)
Other current and non-current assets	9,620	2,977
Accounts payable	(1,908)	9,905
Financial obligations on sale and lease back transaction	1,353	—
Accrued expenses and other current liabilities	7,624	(27,551)
Operating lease liabilities	(2,081)	(1,097)
Accrued related party interest expense	5,114	(127)
Net cash used in operating activities	(29,091)	(160,708)
Cash flows from investing activities
Proceeds from sale of equipment	87	—
Purchase of property, plant and equipment	(358)	(25,852)
Net cash used in investing activities	(271)	(25,852)
Cash flows from financing activities
Proceeds from notes payable, net of original issuance discount	23,916	160,800
Proceeds from related party notes payable	3,000	19,782
Proceeds from exercise of warrants	—	4,074
Payments of notes payable	(12)	—
Settlement of notes payable transaction costs	(189)	(1,834)
Settlement of related party notes payable transaction costs	—	(355)
Payments of finance lease obligations	—	(673)
Proceeds from exercise of stock options	—	44
Net cash provided by financing activities	26,715	181,838
Effect of exchange rate changes on cash and restricted cash	(1)	5,604
Net change in cash and restricted cash	(2,648)	882
Cash and restricted cash, beginning of period	4,025	18,514
Cash and restricted cash, end of period	$1,377	$19,396

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)

The following table provides a reconciliation of cash and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30, 2024	June 30, 2023
Cash and restricted cash
Cash	$793	$17,893
Restricted cash	584	1,503
Total cash and restricted cash	$1,377	$19,396

	Six Months Ended June 30,
	2024	2023

Supplemental disclosure of noncash investing and financing activities
Additions of property, plant and equipment included in accounts payable and accrued expenses	$42,690	20,047
Reclassification of February 28, 2023 stock-based awards liability to equity due to authorized share increase	—	8,978
Conversion of notes payable, related party notes payable and accrued interest into Class A Common Stock (as restated)	17,240	106,458
Issuance of SPA Warrants	10	30,348
Reduction in outstanding warrants pursuant to the Exchange Agreement	—	16,506
Issuance of Secured SPA Notes pursuant to the Exchange Agreement	—	16,500
Change in classification of warrants from Additional paid-in capital to liability pursuant to the Warrant Exchange	—	6,811
Reclassification of February 28, 2023 earnout shares liability to equity due to authorized share increase	—	5,014
Reclassification of earnout shares from equity to liability on April 21, 2023 due to insufficient authorized shares	—	2,112
Reclassification of stock-based awards from equity to liability on April 21, 2023 due to insufficient authorized shares	—	2,979

Supplemental disclosure of cash flow information
Cash paid for interest	465	465
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
Our annual reporting period is the calendar year. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the 2024 full year or any future periods.
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
Given the global economic climate, estimates are subject to additional volatility. As of the date of filing the Company’s Unaudited Condensed Consolidated Financial Statements on this Form 10-Q with the SEC for the period ended June 30, 2024, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
revisions to the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s Unaudited Condensed Consolidated Financial Statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.
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
Revenue, which was primarily related to automotive sale revenue, was less than $0.3 million for the three and six months ended June 30, 2024. Revenue from automotive leasing, services and other revenue recognized for the three and six months ended June 30, 2023, was immaterial.
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
The Company provides its customers with a residual value guarantee that may or may not be exercised in the future. The impact of such residual value guarantees was immaterial to the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024.
Co-creation Arrangements
As part of the Company’s Futurist Product Officers (“FPO”) Co-Creation Delivery program that began in August 2023, the Company has entered into co-creation agreements with certain customers. The arrangement leverages some of the Company’s sales and leasing customers to share vehicle feedback, driving data, ideas, and experiences with the Company’s engineers, social media posts and other promotions in exchange for specified fees. For the services performed, the Company compensates the respective customers through a monthly consulting fee payment or a discount on their monthly lease payment.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The consideration paid to these customers relate to marketing and R&D services that are distinct and could be purchased by the Company from a separate third party. Management examined in detail the services provided by each respective customer in accordance with the co-creation agreement, established various data points, and rationally assigned a dollar amount that was deemed representative of the fair value of the services. Co-creation payments that exceed the fair value of the distinct services performed by the customer are considered consideration paid to the customer and were treated as a reduction in revenue. Co-creation fees recorded as a reduction to revenue and also within research and development (“R&D”) expenses in the Unaudited Condensed Consolidated Financial Statements were less than $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively.
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
Automotive Leasing Revenue
Operating Leasing Program
The Company has outstanding leases under its vehicle operating leasing program in the United States. Qualifying customers are permitted to lease a vehicle for up to 36 months. At the end of the lease term, customers are generally required to return the vehicle to the Company. The Company accounts for these leasing transactions as operating leases. The Company records leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and it records the depreciation of these vehicles to cost of automotive leasing revenue. For the three and six months ended June 30, 2024, the revenue recorded for this program was immaterial. As of June 30, 2024, deferred lease-related upfront payments that will be recognized on a straight-line basis over the contractual terms of the individual leases were immaterial. The Company’s policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.
Sales-Type Leasing Program
The Company has outstanding leases accounted for as sales-type leases under ASC 842, Leases (“ASC 842”). Customers have the right to purchase the vehicle at the end of the lease term, which is usually 36 months. A customer qualifies under this program if the purchase option is reasonably certain to be exercised, and the Company therefore expects the customer to take title to the vehicle at the end of the lease term after making all contractual payments. The Company recognizes all revenue and costs associated with the sales-type lease as automotive leasing revenue and automotive leasing cost of revenue, respectively, upon delivery of the vehicle to the customer when collectability of lease payments is probable at lease commencement. If collectability of lease payments is not probable at commencement, the Company recognizes the lease payments as deposit liability on the Company’s Consolidated Balance Sheet and does not derecognize the leased vehicle until such point that collectability of lease payments becomes probable. For the three and six months ended June 30, 2024 and 2023, there was no revenue recognized under this program.
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
Customer deposits were $3.2 million each as of June 30, 2024 and December 31, 2023. When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to the transfer of products or services by the Company. Such advance payments are considered non-refundable, and the Company defers revenue related to any products or services that are not yet transferred.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Deferred revenue related to products and services was immaterial as of June 30, 2024 and December 31, 2023.
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

(in thousands)	Six Months Ended June 30, 2024
Accrued warranty- beginning of period	$684
Provision for warranty	74
Warranty costs incurred	(120)
Accrued warranty- end of period	$638
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, consisting primarily of property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to the assets’ carrying values. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Assets classified as held for sale are also assessed for impairment and such amounts are determined at the lower of the carrying amount or fair value, less costs to sell the asset. An impairment charge was taken during the second quarter of 2024 related to the Company’s right-of-use assets. See Note 9, Leases for more information.
Stock-Based Compensation
Effective January 1, 2023, stock-based compensation expense is reduced for forfeitures only when they occur. This change of accounting policy resulted in the recognition of a cumulative increase of prior stock-based compensation expenses totaling $1.8 million, which was recorded in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2023.
Income Taxes
There was no income tax provision impact on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024. The income tax provision (benefit) recognized for the three and six months ended June 30, 2023 was immaterial. The difference in the Company’s effective tax rate from the federal statutory rate of 21% is due to the ratio of domestic and international loss before taxes. The Company records a full valuation allowance to reflect limited benefits for income taxes in jurisdictions that historically reported losses and a provision for income

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
taxes in jurisdictions that are profitable. The income tax provision for each period was the combined calculated tax expenses/benefits for various jurisdictions.
The Company is subject to taxation and files income tax returns with the U.S. federal government, the state of California and China. The Company’s income tax returns are open to examination by the relevant tax authorities until the expiration of the applicable statute of limitations, which is generally three years after the filing of the tax return. As of June 30, 2024, the Company is not under any tax audits on its income tax returns. All of the Company’s prior year tax returns, from 2017 through 2023, are open under Chinese tax law.
The Company did not accrue any interest or penalties related to the Company's unrecognized tax benefits as of June 30, 2024 and 2023, as the uncertain tax benefits only reduced the net operating losses. The Company does not expect the uncertain tax benefits to have a material impact on its Unaudited Condensed Consolidated Financial Statements within the next twelve months.
Reverse Stock Splits and Recasting of Per-Share Amounts
On August 22, 2023, the Company’s Board of Directors (the “Board”) approved the implementation of a 1-for-80 reverse stock split (the “August 2023 Reverse Stock Split”) of the Company’s Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”) and Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”) and set the number of authorized shares of Common Stock to 154,437,500 (which is 12,355,000,000 divided by 80). The August 2023 Reverse Stock Split was effected after market close on August 25, 2023, and shares of the Class A Common Stock and publicly traded warrants (the “Public Warrants”) began trading on a split-adjusted basis as of market open on August 28, 2023.
As approved by the Company’s stockholders at a special meeting held on February 5, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the office of the Secretary of State of the State of Delaware to effect an increase in the number of authorized shares of Common Stock from 154,437,500 to 1,389,937,500.
On February 23, 2024, the Board approved the implementation of a 1-for-3 reverse stock split (the “February 2024 Reverse Stock Split”) of the Common Stock and set the number of authorized shares of Common Stock to 463,312,500 (which is 1,389,937,500 divided by 3). The February 2024 Reverse Stock Split was effected after market close on February 29, 2024, and shares of the Class A Common Stock and the Public Warrants began trading on a split-adjusted basis as of market open on March 1, 2024.
All shares of Common Stock, Public Warrants, stock-based compensation awards, earnout shares and per share amounts contained in the Unaudited Condensed Consolidated Financial Statements and accompanying notes have been retroactively adjusted to reflect the August 2023 Reverse Stock Split and February 2024 Reverse Stock Split (collectively, the “Splits”). In addition, proportionate adjustments were made to the number of shares of Class A Common Stock issuable upon exercise or conversion of the Company’s outstanding convertible debt securities and warrants, as well as the applicable exercise or conversion prices. See Note 11, Stockholders’ Equity, and Note 12, Stock-Based Compensation, for further discussion regarding the Splits.
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
The Company has and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of its electric vehicle platform, development of vehicle models, finalizing the build out of the FF ieFactory California manufacturing facility, and capital raising. The Company incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $4,115.4 million, an unrestricted cash balance of $0.8 million and a negative working capital position of $198.7 million, excluding restricted cash, as of June 30, 2024. During 2023, the Company delivered its first vehicles but expects to continue generating significant operating losses for the foreseeable future. The Company has funded its operations and capital needs primarily through the issuance of related party notes payable and notes payable (see Note 7, Notes Payable and Note 8, Related Party Transactions), convertible notes, and the sale of common stock.
Pursuant to the Secured SPA, the Unsecured SPA, the Unsecured Streeterville SPA, the FFVV Joinder, and the Senyun Joinder (collectively the “SPA Commitments”) (see Note 7, Notes Payable and Note 8, Related Party Transactions), the Company obtained commitments from several investors. As of June 30, 2024, the SPA Commitments totaled $554.5 million, of which $343.2 million was funded, $211.3 million remained to be funded, and $78.6 million in principal was outstanding. As of June 30, 2024, Optional Commitments under the SPA Commitments totaled $366.0 million, of which $47.2 million was funded, $318.8 million remained to be funded, and $9.2 million was outstanding. The remaining amounts to be funded as of June 30, 2024, are subject to the achievement of delivery milestones, satisfaction of closing conditions, resolution of disputes with investors, and satisfaction or waiver of other conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes.
The Company may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional incremental convertible senior secured note purchasers under the SPA Commitments or other debt or equity financing in a timely manner, on acceptable terms, or at all.
On November 11, 2022, the Company entered into a three-year Standby Equity Purchase Agreement (the “SEPA”) with YA II PN Ltd. (“Yorkville”). Under terms of the SEPA, the Company may, at its option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate under the Company’s option) of Class A Common Stock to an affiliate of Yorkville Advisors, subject to certain limitations. As of June 30, 2024, the Company had the right to issue and sell up to an additional $192.5 million, or $342.5 million if the Company exercises its option under the SEPA, of Class A Common Stock under the SEPA.
In addition, on September 26, 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC, as sales agents, to sell shares of Class A Common Stock, from time to time, with aggregate gross sales proceeds of up to $90.0 million pursuant to the Registration Statement as an “at-the-market” offering under the Securities Act (the “ATM Program”). The ATM Program had been the primary source of liquidity for the Company since September 2023. Under

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
applicable SEC rules and regulations, because FF failed to timely file its Form 10-K and the Quarterly Report Form 10-Q for the quarter ended March 31, 2024, it is not S-3 eligible and cannot access the ATM Program. As such, our current primary source of liquidity is the issuance of various convertible note instruments.
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
As of and since June 30, 2024, the Company was and has been in default on the SPA Commitments and the Company is presenting the related notes as current. Since April 2023, the Company has been in default on, and since January 1, 2024, it has been in breach of, its debt agreement with Chongqing Leshi Small Loan Co., Ltd., a related party, with an outstanding principal balance of $7.6 million and interest payable of $18.5 million as of June 30, 2024.
3. Inventory, net

(in thousands)	June 30, 2024	December 31, 2023
Raw materials (net of reserves)	$28,730	$33,345
Work in progress	$15	$572
Finished goods	$—	$312
Total inventory	$28,745	$34,229
The inventory reserve was $2.8 million for each of the periods ended June 30, 2024 and December 31, 2023.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
4. Deposits and Other Current Assets

(in thousands)
Deposits:	June 30, 2024	December 31, 2023
Deposits for research and development, prototype parts and other	$24,374	$28,609
Deposits for goods and services yet to be received (“Future Work”)	2,760	2,773
Total deposits	$27,134	$31,382

Other current assets:
Prepaid expenses	$4,064	$13,309
Other current assets	8,751	8,412
Total other current assets	$12,815	$21,721
Deposits for research and development, prototype and production parts, and other are recognized and reported as Research and development expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss when services are provided or as prototype parts are received. In addition, during the six months ended June 30, 2024, the Company made deposits for inventory and property, plant and equipment items, which are classified out of Deposits upon receipt of title.
Prepaid expenses primarily consist of software subscriptions and insurance, and Other current assets includes certain deferred expenses.
5. Property, Plant and Equipment, Net

(in thousands)	June 30, 2024	December 31, 2023
Land, buildings and leasehold improvements	$104,531	$103,522
Computer hardware	2,397	2,195
Tooling, machinery and equipment	320,193	318,301
Vehicles	669	669
Lease vehicles	2,185	1,873
Computer software	4,339	4,301
Construction in process	27,646	36,491
Total property, plant and equipment	461,960	467,352
Less: Accumulated depreciation	(84,913)	(49,540)
Total property, plant and equipment, net	$377,047	$417,812
Depreciation and amortization expense totaled $18.1 million and $13.2 million for the three months ended June 30, 2024 and 2023, respectively, and $35.8 million and $14.3 million for the six months ended June 30, 2024 and 2023, respectively.
FF announced the start of production of its first electric vehicle, the FF 91 Futurist, on March 29, 2023, at which point the Company classified a portion of its construction in process assets that are available for their intended use in the amount of $225.7 million and $75.7 million to Tooling, machinery and equipment and Buildings, respectively.
Due to the build out of the FF ieFactory California, the Company has an asset retirement obligation (“ARO”) totaling $0.7 million for each of the periods ended June 30, 2024 and December 31, 2023. The ARO is recorded to Other liability, less current portion with a corresponding ARO asset within Land, buildings and leasehold improvements and Tooling, machinery and equipment. The ARO asset is depreciated to operating expense over the remaining term of the lease through December 2027.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Accrued Expenses and Other Current Liabilities

(in thousands)	June 30, 2024	December 31, 2023
Accrued payroll and benefits	$25,213	$28,037
Accrued legal contingencies	22,231	21,590
Other current liabilities	16,306	12,764
Total accrued expenses and other current liabilities	$63,750	$62,391
7. Notes Payable
The Company has entered into notes payable agreements with third parties, which consist of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%-15%	$74,931	$(25,011)	$(7,205)	$42,715
Unsecured SPA Notes*	Various dates in 2029	10%-15%	12,815	189	(2,501)	10,503
Unsecured Convertible Notes	Various dates in 2024	4.27%	18,080	3,105	—	21,185
Notes payable – China other	Due on Demand	—%	4,878	—	—	4,878
Auto loans	October 2026	7%	64	—	—	64
			$110,768	$(21,717)	$(9,706)	79,345
Less: Related party notes payable						$(1,951)
Less: Notes payable, current portion						(77,394)
Total: Notes payable, less current portion						$—

	December 31, 2023
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%-15%	$100,052	$(15,501)	$(10,319)	$74,232
Unsecured SPA Notes*	Various dates in 2029	10%-15%	13,885	1,208	(2,613)	12,480
Notes payable – China other	Due on Demand	—%	4,898			4,898
Auto loans	October 2026	7%	82			82
			$118,917	$(14,293)	$(12,932)	91,692
Less: Related party notes payable						$(542)
Less: Notes payable, current portion						$(91,150)
Total: Notes payable, less current portion						$—
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
On May 8, 2023, as further described below, the Company entered into a securities purchase agreement (as amended from time to time, the “Unsecured SPA”) with Metaverse Horizon Limited (“MHL”) and V W Investment Holding Limited (“V W Investment”) (MHL and V W Investment, together with the other purchasers, the “Unsecured SPA Purchasers”) to issue and sell $100.0 million aggregate principal of the Company’s senior unsecured convertible notes (the “Unsecured SPA Notes” and, together with the Secured SPA Notes, the “SPA Notes”). In August 2023, as further described below, the Company entered into the Unsecured Streeterville SPA (collectively included with the Unsecured SPA, Unsecured SPA Notes and SPA Warrants in future references), as part of its issuance of the Unsecured SPA Notes. The terms of the Secured SPA Notes and Unsecured SPA Notes are generally the same, however, the Secured SPA Notes are secured by the grant of a second lien upon substantially all of the personal and real property of the Company and its subsidiaries, as well as a guarantee by substantially all of the Company’s domestic subsidiaries.
The SPA Notes are generally subject to an original issue discount of 10%, and are convertible, along with any interest accrued, into shares of Class A Common Stock at the conversion price (as defined in each SPA Note), subject to full ratchet anti-dilution price protection. The SPA Note conversion price equals $0.73 per share for SPA Notes that were issued prior to December 31, 2023, which represents an amended and reduced conversion price due to the full ratchet price protections, as described below and which excludes the impact of the Conversion Price adjustments pursuant to the Unanimous Written Consents, described below and which expired on June 30, 2024.
The SPA Notes bear interest at 10% per annum (or 15% if interest or settlement is paid in shares). Generally the SPA Notes require interest to be paid on each conversion date and quarterly in cash or in shares of Class A Common Stock. Certain Unsecured and Secured SPA Notes require the payment of interest in cash or shares of Class A Common Stock at maturity. Unless earlier paid, the SPA Notes entitle the purchasers, at each conversion date, to an interest make-whole (a “Make-Whole Amount”), in a combination of cash or Class A Common Stock, at the Company’s discretion, in the amount of the interest that would have been payable if such converted amount was held to maturity. The conversion price for the Make-Whole Amount is the generally the greater of (a) the floor price, which was $10.90 each as of June 30, 2024 and December 31, 2023 or (b) 90% of the lowest volume-weighted average price (“VWAP”) for the five consecutive trading days ending immediately prior to the conversion date. Certain Secured SPA Notes require the Interest Conversion Price to be the lesser of (1) the Conversion Price or (2) the greater of (a) the floor price, which was $10.90 as of December 31, 2023 or (b) 90% of the lowest VWAP for the five consecutive trading days ending immediately prior to the conversion date. When calculating the shares issuable upon conversion, the Make-Whole Amount shall be decreased by 50% of the original issue discount pertaining to such amount.
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
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the SPA Notes because the notes include features, such as a contingently exercisable put option, that meet the definition of an embedded derivative. The Company expenses transaction costs to Changes in fair value of notes payable and warrant liabilities or Changes in fair value of related party notes payable and warrant liabilities, as applicable, in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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
Pursuant to the Sixth Secured SPA Amendment, certain outstanding Secured SPA Notes issued by the Company to Secured SPA Purchasers with an aggregate outstanding principal amount of $31.0 million were replaced by the same principal amount of new notes with a $214.20 base conversion price. In accordance with ASC 470-50, Debt—Modifications and Extinguishments, the change in conversion price qualifies as an extinguishment because the change in the fair value of the conversion feature was substantial. Accordingly, the Company recognized a Loss on settlement of notes payable in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss in the amount of $3.0 million for the three months ended June 30, 2023, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the Secured SPA Notes.
Pursuant to the Sixth Secured SPA Amendment, the Company entered into an agreement with certain Secured SPA Purchasers (the “Exchange Agreement”) holding a total of 825,542 warrants to exchange them for an aggregate 377,039 warrants and convertible notes (the “Exchange Notes”) with a principal balance totaling $41.0 million. The issued warrants have terms that limit down-round ratchet clauses to price adjustments only. The Exchange Notes mature on February 3, 2025, bear interest at 11% per annum, have no original issuance discount, do not have a fixed price conversion, and convert using a VWAP calculation as described in the Exchange Agreement. The remainder of the terms of the Exchange Notes are largely congruent to the existing Secured SPA Notes, including most-favored nation rights. In connection with the Exchange Agreement, equity-classified warrants were exchanged for warrants that qualify for liability classification per ASC 480, Distinguishing Liabilities from Equity, and were reclassified from equity to Warrant liabilities during the period ended June 30, 2023 in an amount totaling $6.8 million (the “Warrant Exchange”). As a result of the transaction, the Company did not recognize a gain or loss in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, as the fair value of the instruments exchanged and received were approximately the same.
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
Eighth Amendment to the Secured SPA
On May 8 and 9, 2023, the Company entered into amendments to the Secured SPA (collectively, the “Eighth Secured SPA Amendment”) with certain Secured SPA Purchasers. Pursuant to the Eighth Secured SPA Amendment, the parties agreed to amend the floor price of all outstanding Secured SPA Notes, including the Exchange Notes, from $50.40 to $24.00 and to change the exercise price of the remaining Secured SPA Notes and SPA Warrants from $252.00 to $214.20.
In accordance with ASC 470-50, Debt— Modifications and Extinguishments, the change in conversion price qualified as an extinguishment because the change in the fair value of the conversion feature was substantial. Accordingly, the Company recognized a Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Loss three and six months ended June 30, 2023 in the amount of $11.4 million, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the notes.

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
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured SPA Notes because the notes include features, such as a contingently exercisable put option, that meet the definition of an embedded derivative. The Company expenses the transaction costs to Changes in fair value of notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Joinder Agreements
On June 26, 2023, the Company entered into a Joinder and Amendment Agreement (the “FFVV Joinder”) with FF Vitality Ventures LLC (“FFVV”), pursuant to which FFVV agreed that FFVV would exercise its option to purchase $20.0 million of Secured SPA Tranche B Notes, subject to certain closing conditions, including the delivery of a warrant to purchase shares of Class A Common Stock equal to 33% of FFSV’s conversion shares with an exercise price equal to $214.20. In addition, the parties agreed that if FFSV exercises its option to invest another $10.0 million of Tranche B Notes in accordance with the terms of the Secured SPA on or prior to the later of (x) August 1, 2023 or (y) four business days after the meeting of the Company’s stockholders for the required stockholder approval under the Unsecured SPA to increase the Company’s authorized shares of Common Stock, then the Company would subsequently amend the Unsecured SPA whereby FFVV would invest another $20.0 million in new unsecured notes subject to terms substantially identical to those provided in the Unsecured SPA.
Pursuant to the FFVV Joinder, FFVV agreed to purchase, Unsecured SPA Notes up to $40.0 million in eight installments. The floor price of the FFVV Unsecured SPA Notes and for each of the notes issued to FFSV (or its affiliates) under the Secured SPA, shall be $12.00 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring thereafter). The funding at each closing is subject to various closing conditions, including: (a) an effective registration statement with respect to the shares of Common Stock issuable upon exercise of the warrants issuable under the Unsecured SPA and the shares of Common Stock issuable pursuant to the FFVV Unsecured SPA Notes and (b) the Company shall have reserved the Required Reserve Amount (as defined in the FFVV Joinder) in full. In addition, FFVV has the option, for 12 months from June 25, 2023, to purchase Unsecured SPA Notes. FFVV agreed, on behalf of its affiliates, that FFSV may exchange any Tranche B Notes for either (x) Tranche D Notes, and/or (y) any Unsecured SPA Notes.
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
Pursuant to the Senyun Joinder, Senyun agreed to purchase, under the Unsecured SPA Notes, unsecured notes in an aggregate principal amount of up to $30.0 million in eight installments. The floor price for each note issued to Senyun (or its affiliates) under the SPA Notes, is $10.90 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring thereafter).
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
Streeterville has the option, from time to time for 12 months after the date of the Unsecured Streeterville SPA, to purchase up to $7.5 million in aggregate (or $15.0 million in aggregate with the Company’s consent) in additional convertible senior unsecured notes and warrants on the same terms as the Streeterville Note and Streeterville Warrant. Additionally, from the date of the Unsecured Streeterville SPA until the five-year anniversary of the date of the Unsecured Streeterville SPA, upon any issuance by the Company or any of its subsidiaries of Class A Common Stock or Class A Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (subject to certain exceptions set forth in the Unsecured Streeterville SPA) (each, a “Subsequent Financing”), if Streeterville owns at least $7.5 million principal amount of Streeterville Notes (when aggregated with any affiliates of Streeterville), then Streeterville shall have the right to participate in the Subsequent Financing, for up to an amount such that Streeterville’s ownership of the Company remains the same immediately following such Subsequent Financing as its ownership immediately prior to such Subsequent Financing, pursuant to the procedures outlined in the Unsecured Streeterville SPA.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Unanimous Written Consents
During the period ended June 30, 2024, the Company’s Board of Directors exercised its authority via written consents (the “Unanimous Written Consents”) to adjust the conversion price of the SPA Notes as it considered desirable. The Board chose to reduce the principal conversion price from $0.73 to 105% of the listed market price of the Company’s Common Stock at the close of the trading day on which a conversion notice is delivered. The adjustments to the principal conversion price were temporary in nature and contractually concluded on June 30, 2024. The Company accounted for the modification of the SPA Notes prospectively with no gain or loss recorded in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The actions of the Board in the Unanimous Written Consents do not trigger any full ratchet anti-dilution price protection in the Company’s debt and equity securities.
Anti-dilution adjustments
During the twelve-month period ended December 31, 2023, the Company entered into multiple dilutive stock sale and purchase transactions, as discussed in Note 2, Liquidity and Capital Resources and Going Concern above that triggered the full ratchet anti-dilution price protections embedded in the SPA Notes and SPA Warrants. As a result, the fixed-price conversion price of the SPA Notes and exercise price of the SPA Warrants outstanding prior to such financings was reduced to a price equal to the price per share paid in the dilutive financings. Excluding the impact of the Conversion Price adjustments pursuant to the Unanimous Written Consents, which expired on June 30, 2024, the SPA Note conversion and SPA Warrant exercise price equals $0.73 for SPA Notes that were issued prior to December 31, 2023. Generally, the Make-Whole Amount is calculated using the floor price, which is $10.90 as of June 30, 2024 and December 31, 2023.
End of Period Secured and Unsecured SPA Information
During the six months ended June 30, 2024 the Company received cash proceeds, net of original issue discounts, of $7.3 million pursuant to the commitments included in the SPA Notes. The Company received cash proceeds, net of original issue discounts, of $231.1 million in exchange for the issuance of the SPA Notes during the twelve months ended December 31, 2023. The Company incurred approximately $0.1 million and $0.1 million in transaction costs during the three and six months ended June 30, 2024. The Company incurred approximately $1.1 million and $2.2 million in transaction costs during the three and six months ended June 30, 2023.
During the six months ended June 30, 2024 and the twelve months ended December 31, 2023, the Company issued to the Secured SPA Purchasers and Unsecured SPA Purchasers SPA Warrants pursuant to both the Secured SPA and Unsecured SPA arrangements and in connection with the Warrant Exchange. As of June 30, 2024, there were 568,738 SPA Warrants outstanding and as of December 31, 2023, there were 556,205 SPA Warrants outstanding. The SPA Warrants are subject to anti-dilution ratchet price protection and are exercisable for 7 years from the date of issuance (see Note 11, Stockholders’ Equity). The Company may repurchase certain warrants for $0.01 per share if and to the extent the VWAP of the Class A Common Stock during 20 out of 30 trading days prior to the repurchase is greater than $3,600.00 per share, subject to certain additional conditions. There were no SPA Warrant exercises during the three or six months ended June 30, 2024. During the twelve months ended December 31, 2023, the Secured SPA Purchasers exercised warrants to purchase 251,649 shares of Class A Common Stock issued pursuant to the SPA Notes, via both cash and cashless exercise.
On June 30, 2024 and 2023, the Company determined that the fair value of the SPA Notes was $53.2 million and $69.7 million and the fair value of the SPA Warrants was $0.2 million and $21.1 million, respectively. The Company recorded a loss in Change in fair value of notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss in the amount of $4.7 million for the three months ended June 30, 2024 and a gain in the amounts of $23.6 million for the six months ended June 30, 2024 for the SPA Notes and SPA Warrants. The Company recorded a gain in Change in fair value of notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 in the amount of $24.7 million and $72.8 million, respectively, for the SPA Notes and SPA Warrants.
During the six months ended June 30, 2024, SPA Notes with an aggregate principal amount of $34.3 million and a fair value of $17.2 million were converted to Class A Common Stock. During the six months ended June 30, 2023, SPA Notes with an aggregate principal amount of $168.0 million and a fair value of $106.5 million were converted to Class A Common Stock. In connection with the conversions of the SPA Notes, the Company recognized a Loss on settlement of notes payable for the three and six months ended June 30, 2024 in the amount of $47.0 million and $58.6 million, respectively, and three and six months ended June 30, 2023 in the amount of $80.5 million and $175.6 million, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Unsecured Convertible Notes
During the six months ended June 30, 2024, the Company issued unsecured convertible notes (the “Unsecured Convertible Notes”) to Senyun and MHL, in an aggregate principal amount of $18.1 million. The Unsecured Convertible Notes are due three months from the date of issuance, accrue interest at a rate of 4.27% per annum, and are convertible into either Class A Common Stock or into an SPA Note at the option of the holder. If conversion into Class A Common Stock is elected, the conversion price is the latest closing price of the Company’s Class A Common Stock on the conversion date. The Unsecured Convertible Notes are due on demand upon the occurrence of an event of default as defined in the notes.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured Convertible Notes because the Company believes the Unsecured Convertible Notes will be exchanged into an SPA Note pursuant to the conversion right included within the notes. The SPA Notes include features, such as a contingently exercisable put option, that meet the definition of an embedded derivative. The Company recorded a loss in Change in fair value of notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 in the amount of $2.7 million and $3.1 million for the Unsecured Convertible Notes.
This debt was in default as of the balance sheet date due to non-payment by the maturity date.
Fair Value of Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s notes payable not carried at fair value, using inputs from Level 3 under the fair value hierarchy, approximated their carrying value as of June 30, 2024 and December 31, 2023, respectively.
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of June 30, 2024 are as follows:

(in thousands)
Due on demand	$4,878
2024	16,580
2025	27,519
2026	64
2027	—
2028	—
2029	52,075
Thereafter	8,151
$109,267
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Related party notes payable consists of the following as of June 30, 2024:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – China	December 2023	18.0%	$7,577
Related party notes – Unsecured Convertible	April 8, 2024	4.27%	1,951
Related party notes – China various other	Due on Demand	—%	3,805
Related party notes – Convertible FFGP	May 2024	4.27%	250
Related party notes – FFGP	Various 2024	4.27% - 5.27%	1,576
			15,159
Less: Related party notes payable, current			(15,159)
Total: Related party notes payable, less current			$—
Related party notes payable consists of the following as of December 31, 2023:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – China	December 31, 2023	18.0%	$5,103
Related party notes – Unsecured SPA	August 2029	10% - 15%	542
Related party notes – China various other	Due on Demand	—%	3,789
Related party notes – FFGP	Varies	4.27% - 5.27%	$326
			9,760
Less: Related party notes payable, current			(9,760)
Total: Related party notes payable, less current			$—

Unsecured SPA
MHL is the anchor investor in the Unsecured SPA and has committed $80.0 million of such funding. MHL is a related party of the Company as MHL’s investors include a subsidiary of FF Global Partners LLC (“FF Global”), a stockholder of the Company. FF Global has control over the Company’s management, business and operations. See Note 7, Notes Payable, for details on the Unsecured SPA.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured SPA Notes because the notes include features, such as a contingently exercisable put option, that meet the definition of an embedded derivative. The Company expensed the transaction costs to Changes in fair value of related party notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Subsequent to the issuance of the Unsecured SPA, MHL funded, net of original issue discounts, $20.7 million in exchange for the issuance of the Unsecured SPA Notes and related warrants. MHL did not fund the Unsecured SPA during the six months ended June 30, 2024. In connection with the Unsecured SPA, the Company issued to MHL SPA Warrants to purchase 35,405 shares of the Class A Common Stock. The SPA Warrants are subject to anti-dilution ratchet price protection and are exercisable for seven years from the date of issuance (see Note 11, Stockholders' Equity and Note 7, Notes Payable). During the six months ended June 30, 2024, MHL converted its remaining outstanding gross principal balance, $0.7 million, in exchange for 1,324,292 shares of the Class A Common Stock. In connection with the conversion of Unsecured SPA Notes, there was no Loss on settlement of related party notes during the three months ended June 30, 2024 and the Company recognized $0.2 million Loss on settlement of related party notes payable during the six months ended June 30, 2024, for the difference between the fair value of the shares issued and the fair value of the debt instrument.
As of June 30, 2024, there were no Related party notes payable issued pursuant to the Unsecured SPA.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Related Party Notes - Unsecured Convertible
In January 2024, the Company issued an unsecured convertible note to MHL in a principal amount of $1.5 million. The note was due three months from the date of issuance, April 2024, accrues interest at a rate of 4.27% per annum, and is convertible into either Class A Common Stock or into an SPA Note at the option of the holder. If conversion into Class A Common Stock is elected, the conversion price is the latest closing price of the Company’s Class A Common Stock on the conversion date. The debt is due on demand upon the occurrence of an event of default as defined in the note.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to this note because the Company believes the note will be exchanged into an SPA Note pursuant to the conversion right included within the note. The SPA Notes include features, such as a contingently exercisable put option, that meet the definition of an embedded derivative.
This debt was in default as of the balance sheet date due to non-payment by the maturity date.
The Company recorded a loss in Change in fair value of related party notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 in the amount of $0.3 million and $0.5 million for the related party convertible notes.
Related Party Notes - China
Previously, the Company had outstanding debt payable to Chongquing Leshi Small Loan Co., Ltd. (“Chongquing”), a related party. In 2022, Chongquing agreed to modify its debt agreement with the Company agreed to make a payment of 10% of the outstanding principal. Under this modified agreement, the Company received the rights to all interest accrued, a discount in principal balance, and agreed to make payments during 2023 to completely pay the discounted principal by December 31, 2023. The Company did not pay the outstanding principal and interest amount in full by the maturity date of December 31, 2023, and as a result, the Company incurred substantial interest and penalties. Per the terms of the modified agreement, all outstanding interest and penalties since the inception of the original agreement reverted to Chongquing and the discounted principal balance returned to the full unpaid amount. As a result, the Company recognized no and $14.1 million loss on related party notes payable and related party warrants for the three and six months ended June 30, 2024, respectively, in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2024 and December 31, 2023, the outstanding principal balance related to this related party note was $7.6 million and $5.1 million, respectively, and the outstanding accrued related party interest was $18.5 million and $0.8 million, respectively.
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
This debt was in default as of the balance sheet date due to non-payment by their respective maturity dates.
Related Party Notes - FFGP
In November 2023 and January 2024, the Company issued unsecured promissory notes to FFGP, a related party, in an aggregate principal amount of $1.6 million. These notes were due three months from their respective date of issuance and accrued interest at either 4.27% or 5.27%. The debt is due on demand upon the occurrence of an event of default as defined in the note.
This debt was in default as of the balance sheet date due to non-payment by their respective maturity dates.
Fair Value of Related Party Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s related party notes payable not carried at fair value approximated their carrying value as of June 30, 2024 and December 31, 2023, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
X-Butler previously known as Warm Time Inc. (“Warm Time”) and Ocean View Drive Inc. (“Ocean View”) Transactions
The Company leased two real properties, located in Rancho Palos Verdes, California (the “Rancho Palos Verdes Properties”), from X-Butler from January 1, 2018 through March 31, 2022. X-Butler in turn leased the Rancho Palos Verdes Properties from Yueting Jia, the Company’s founder and Chief Product and User Ecosystem Officer. The Rancho Palos Verdes Properties were used by the Company to provide long-term or temporary housing to employees of the Company (including a former Global CEO). According to the agreement between the parties, the Company paid X-Butler for rent and certain services, including catering, room services and organization of meetings, external gatherings and events, for the Rancho Palos Verdes Properties. For the three months ended June 30, 2024 and June 30, 2023, the Company paid to X-Butler zero and $0.1 million, respectively, for rent and business development services rendered to the Company and its executives. The Company has recorded approximately $0.2 million and $0.1 million in Accounts Payable as of June 30, 2024 and December 31, 2023, respectively.
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
On April 8, 2023, the Company reimbursed FF Global for $0.2 million related to legal expenses incurred by FF Global in connection with the Sixth Secured SPA Amendment. In addition, on April 10, 2023 and May 31, 2023, the Company reimbursed FF Global for $0.1 million and $0.3 million related to legal expenses incurred by FF Global in connection with certain unsecured financings.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
•Consultation on and integration of stockholder relations and stockholder resources.
•Supporting communications regarding stockholders meetings.
•Developing existing stockholder financing strategy, including with respect to retail investors and others.
•Assistance in risk management strategy.
•Assistance in capability build up and operation strategy.
The Consulting Services Agreement has an initial term of 12 months and automatically renews for successive 12 months periods unless earlier terminated in accordance with the terms thereof. Effective March 6, 2024, the Consulting Agreement renewed automatically. Either party may terminate the Consulting Services Agreement upon one month prior written notice to the other party. Upon any termination of the Consulting Services Agreement, the Company shall promptly pay FF Global any accrued but unpaid fees hereunder and shall reimburse FF Global for any unreimbursed expenses that are reimbursable thereunder. In addition, FF Global is entitled to reimbursement for all reasonable and documented out-of-pocket travel, legal, and other out-of-pocket expenses incurred in connection with their services, which expenses shall not exceed $0.1 million without the prior written consent of the Company. The Company paid $0.3 and $0.5 to FF Global during the three and six months ended June 30, 2024 and $0.6 million and $0.8 million for the three and six months ended June 30, 2023, pursuant to the Consulting Services Agreement. The Company has $1.5 million and $0.6 million of amounts payable to FF Global recorded in Accounts Payable and Accrued Liabilities in the Unaudited Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively.
Common Units of FF Global
During 2022, certain executives and employees of the Company were granted the opportunity to subscribe to 24,000,000 common units of FF Global. The subscription price of $0.50 per common unit, payable by the executives and employees of the Company, was financed through non-recourse loans issued by FF Global payable in equal annual installments over ten years. The common units to be purchased with a non-recourse loan are required to be treated for accounting purposes as stock options granted by FF Global to executives and employees of the Legacy FF. The awards were valued using the Black-Scholes option pricing model. The grant date fair value of the units purchased through non-recourse loans was immaterial for the three and six months ended June 30, 2024 and 2023.
Advertising Services Payable to Leshi Information Technology Co., Ltd. (“LeTV”)
The Company has recorded a payable to LeTV within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets in the amount of $7.5 million and $7.5 million as of June 30, 2024 and December 31, 2023, respectively, in connection with advertising services provided to the Company in prior years. LeTV is a Shanghai Stock Exchange-listed public company founded and controlled by Mr. Yueting Jia, the Company’s founder and Chief Product and User Ecosystem Officer.
Other Related Party Transactions
The Company pays for a vehicle lease totaling less than $0.1 million annually on behalf of Mr. Jia.
The Company owes a total of $0.5 million and $0.2 million to various related parties as of June 30, 2024 and December 31, 2023, respectively, which is included in Accounts payable within the Unaudited Condensed Consolidated Balance Sheets.
9. Leases
The Company determines if an arrangement is a lease at its commencement if the Company is both able to identify an asset and conclude that the Company has the right to control the identified asset. Leases are classified as finance leases or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. A right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and a lease liability represents the Company’s obligation to make lease payments related to the lease. The Company recognizes operating and finance lease ROU assets and liabilities at the commencement date based on the present value of lease payments over the lease term. The lease term includes renewal options when it is reasonably certain that the option will be exercised, and excludes termination options. The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
based on information available at the commencement date to determine the present value of lease payments. The incremental borrowing rate used is estimated based on what the Company would be required to pay for a collateralized loan for a similar asset over a similar term. The Company’s leases do not include any material residual value guarantees, or bargain purchase options.
To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate in the measurement and classification of a lease and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is recorded in Operating expenses on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Amortization of ROU assets on finance leases is recorded on a straight-line basis within Operating expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest expense incurred on finance lease liabilities is recorded in Interest expense on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Additionally, the Company does not separate lease and non-lease components. Operating leases are included in ROU assets, Operating leases liabilities, current portion and Operating lease liabilities, less current portion in the Company's Unaudited Condensed Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment, net, Finance lease liabilities, current portion, and Finance lease liabilities, less current portion in the Company's Unaudited Condensed Consolidated Balance Sheets.
The Company’s lease arrangements consist primarily of its corporate office, store, and vehicle lease agreements. The leases expire at various dates through 2032, some of which include options to extend the lease term for additional 5-year periods.
During the three months ended June 30, 2024, the Company moved out of a leased store facility and a leased research facility while working with the landlords to negotiate the related lease terminations, resulting in a lease ROU asset impairment loss of $7.5 million for the loss of use of these two leased facilities. As of June 30, 2024, the lease liabilities of the two leases remained to be on the Company’s books. In addition, the Company terminated one of its operating leases in China, resulting in a net lease ROU asset impairment loss of $0.1 million during the three months ended June 30, 2024.
Total lease costs for the six months ended June 30, 2024 and 2023 were:

(in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Finance lease cost
Amortization of right-of-use assets	$—	$273
Interest on lease liabilities	—	275
Total finance lease cost	—	548

Operating lease cost	2,772	5,915
Variable lease cost	—	257
Total lease cost	$2,772	$6,720

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes future lease payments as of June 30, 2024:

(in thousands)
Fiscal year	Operating Leases
2024 (six months)	$2,712
2025	4,743
2026	4,755
2027	2,661
2028	1,813
Thereafter	7,471
Total	24,155
Less: Imputed Interest	8,456
Present value of net lease payments	15,699

Lease liability, current portion	$2,894
Lease liability, net of current portion	12,805
Total lease liability	$15,699

Supplemental information and non-cash activities related to operating leases are as follows:

(in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,853	$5,709
Operating cash flows from finance leases	—	275
Financing cash flows from finance leases	—	1,016
	$1,853	$7,000
Lease liabilities arising from new right-of-use assets
Operating leases	$30	$—
Finance leases	—	$—

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (in years)
Operating leases	5.6	5.7
Finance leases	0.0	5.0

Weighted average discount rate
Operating leases	15.2%	15.6%
Finance leases	—	9.2%
10. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
As of June 30, 2024 and December 31, 2023, the Company had accrued legal contingencies of $22.2 million and

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
On December 23, 2021, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was filed in the United States District Court, Central District of California, against the Company and its former Chief Executive Officer and Chief Financial Officer, and its current Chief Product and User Ecosystem Officer, as well as the Co-CEOs of Property Solutions Acquisition Corp. (“PSAC”). On May 6, 2022, the appointed lead plaintiffs in the Zhou putative class action filed an amended complaint alleging violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, Sections 11 and 15 of the Securities Act, and related “control” person claims for secondary liability under those statutes, seeking unspecified damages. On or about July 7, 2022, defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part, finding, among other things, that the plaintiffs had failed to sufficiently plead a claim with respect to the alleged statements made as to the expected schedule for the production and delivery of the FF 91 vehicle, but had sufficiently pled a claim for violation of Sections 10(b), 14(a) and 20(a) of the Exchange Act with respect to certain statements made in 2021 concerning Legacy FF’s receipt of 14,000 reservations for the FF 91 vehicle. On January 6, 2023, the plaintiffs declined to again amend their complaint to attempt to reallege the claims dismissed by the court, thereby making the operative complaint the one that was at issue in the motion to dismiss absent the judicially dismissed claims. The Company and the other defendants filed answers to that compliant on February 10, 2023, following which the parties engaged in discovery. On April 27, 2023, the court granted the parties’ joint motion for a temporary stay pending mediation. The parties thereafter participated in a private mediation on June 29, 2023. After further discussions and negotiations, the parties reached an agreement-in-principle to settle the Zhou putative class action. Although denying all allegations, the Company nevertheless agreed to settle the Zhou putative class action for a non-reversionary cash payment of $7.5 million for the benefit of the settlement class and to be funded entirely by the Company’s insurers, in exchange for the release of all claims asserted against the Company. The court granted preliminary approval of the settlement on November 7, 2023, and scheduled a hearing for final approval of the settlement that took place on March 18, 2024. On January 23, 2024, the ostensible lead plaintiff in the Consolidated Delaware Class Action discussed below, filed an Objection to final approval of the settlement (the “Objection”) to which the Company and the other defendants responded on March 11, 2024. On March 18, 2024, the court overruled the Objection in its entirety and entered an Order finally approving the Zhou putative class action settlement.
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
Zhou v Breitfeld et al., Case No. 2:22-cv-01852 (U.S. District Court – Central District of California).
Moubarak v. Breitfeld et al., Case No. 1:22-cv-00467 (U.S. District Court – District of Delaware).
Wang v. Breitfeld et al., Case No. 1:22-cv-00525 (U.S. District Court – District of Delaware).
Wallace v. Breitfeld et al., Case No. 2023-0639-KSJM (Delaware Court of Chancery).
Ashkan Farazmand and Wangjun Zhou v. Breitfeld, et al., Case No. 2023-1283 (Delaware Court of Chancery).
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
Additionally, on September 19, 2022, FF Global filed a lawsuit in the Chancery Court of the State of Delaware against FFIE, seeking the removal of Ms. Susan Swenson and Mr. Brian Krolicki from the Board. On September 27, 2022, the case was dismissed without prejudice pursuant to an agreement between FF Global and FF Top (the “Heads of Agreement”). Shortly following the execution of the Heads of Agreement, FF Global began making additional demands of the Company which were beyond the scope of the terms contemplated by the Heads of Agreement and pertained to, among other things, the Company’s management reporting lines and certain governance matters. On September 30, 2022, FF Global alleged that the Company was in material breach of the spirit of the Heads of Agreement. The Company believes it has complied with the applicable terms of the Heads of Agreement, and disputes any characterization to the contrary. Such disputes divert management and Board resources and are costly. There can be no assurance that this or any other dispute between the Company and FF Global will not result in litigation. On October 3, 2022, Ms. Swenson and Mr. Scott Vogel, a member of the Board, tendered their resignation from the Board effective immediately. On October 3, 2022, Mr. Jordan Vogel also tendered his resignation from the Board effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately.
Governance Matters
Following the completion of the Special Committee (as defined below) investigation through the date hereof, the Company and certain of its directors and officers have received numerous e-mail communications from a group of self-

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
described “employee whistleblowers” and from various individuals and entities who represented themselves as current investors of the Company. These communications have included various allegations (including, for example, that certain directors have conspired to push the Company into bankruptcy for their own personal gain) and requests for certain organizational and governance changes. The Company engaged an independent law firm to conduct a thorough independent external investigation with respect to these allegations. The independent investigation found that all such allegations have been without merit.
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
On January 31, 2023, Raymond Handling Solutions, Inc. (“Raymond”), an equipment supplier, filed an action alleging that the Company breached its contract with Raymond and refused to pay for warehouse racking equipment. Raymond requested a judgment in its favor in the amount of $1.1 million. The Company defaulted on the payment plan and a trial had been set for July 2024 to resolve the matter. On April 15, 2024, the Company and Raymond executed a Settlement Agreement in order to release all claims in exchange for the return of racks.
In July 2021, the Company and Palantir Technologies, Inc. (“Palantir”) entered into a Master Subscription Agreement (“MSA”) that sets froth the terms of the Palantir’s platform hosting arrangement, which was expected to be used as a central operating system for data and analytics. On April 26, 2023, the Company received a letter from Palantir providing a notice of dispute regarding the Company’s alleged material breach of the MSA. The letter asserted that the Company had not paid invoices totaling $12.3 million of past due fees. On July 7, 2023, Palantir filed a Demand for Arbitration against the Company with Judicial Arbitration and Mediations Services, Inc., regarding a dispute between Palantir and the Company over the MSA. Palantir alleged that the Company had refused to make payments under the MSA. Palantir asserted claims for: (i) breach of contract; (ii) breach of the covenant of good faith and fair dealing; and (iii) unjust enrichment. Palantir alleged that the amount in controversy was $41.5 million. On August 4, 2023, the Company submitted its response to Palantir’s arbitration demand. The Company’s response included both affirmative defenses and a general denial of all allegations in Palantir’s arbitration demand. On March 11, 2024, the Company and Palantir executed a Settlement and Release Agreement in order to terminate the MSA and resolve the disputes. The Company agreed to pay Palantir $5.0 million, with a liquidated damages clause of $0.3 million for late payments. This settlement includes mutual waivers and releases of claims to avoid future disputes. On August 9, 2024, the Company and Palantir entered into an amendment to the Settlement and Release Agreement pursuant to which, in lieu of paying the remaining $4.8 million in cash, the Company agreed to issue Palantir $2.4 million of Class A Common Stock by August 9, 2024, and $2.4 million in Class A Common Stock by October 1, 2024. The August 9, 2024 issuance totaled approximately 11.1 million shares of Common Stock. The Company further agreed to register the shares under the Securities Act for resale by Palantir.
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
On June 13, 2023, L & W LLC (“Autokiniton”), a provider of tooling for use in the automotive industry, filed an action in State of Michigan 3rd Judicial Circuit County of Wayne Court alleging the Company breached its contract with Autokiniton and refused to fulfill its obligations under the applicable Purchase Order. Autokiniton requested a judgment in the amount of at least $8.1 million. In discovery, the Company has conceded that $4.6 million is due and owing under the Purchase Order. In July 2024, the parties subsequently filed a stipulated order and judgment totaling $8.1 million, plus statutory interest, which was entered by the court. The parties are engaged in discussions regarding this matter. The Company has accrued $8.1 million related to this matter in the Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets for the period ended June 30, 2024.
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
On December 8, 2023, 10701 Idaho Owner, LLC (“Landlord”) notified the Company of rental defaults amounting to $0.6 million for the months of October to December 2023, demanding a 5% late fee and 18% annual interest on overdue amounts. Following this, the parties reached a First Amendment to the Lease Agreement dated October 19, 2023 to address the Company’s total rent default of $1.1 million, including a $0.1 million partial payment made on January 26, 2024, and additional late fees and charges of $0.2 million. The amendment established a repayment plan requiring the Company to pay $1.2 million from February 26 to March 31, 2024, and to either replenish or provide a new $0.6 million Letter of Credit. On March 26, 2024, the Landlord served the Company with a Notice to Pay or Quit, demanding payment of $1.0 million within five business days. On April 10, 2024, the Company made a $0.2 million payment to Landlord in exchange for Landlord deferring further action in this matter.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Notes to Unaudited Condensed Consolidated Financial Statements
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
•the removal of Mr. Jia as an executive officer, although continuing in his position as Chief Product & User Ecosystem Officer of FFIE. Certain dual-reporting arrangements were eliminated with respect to Mr. Jia, and he is required to report directly to Ms. Swenson, a non-independent director nominated by FF Top. Please see “Risk Factors–Risks Related to FF’s Business and Industry–Yueting Jia and FF Global, over which Mr. Jia exercises significant influence, have control over the Company’s management, business and operations, and may use this control in ways that are not aligned with the Company’s business or financial objectives or strategies or that are otherwise inconsistent with the Company’s interests. Such significant influence may increase if and to the extent the current members of the Board and management are removed and replaced with individuals who are aligned with Mr. Jia and/or FF Global” in the Form 10-K. Mr. Jia also received a 25% annual base salary reduction, and his role was limited from a policy-making position to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and Advanced R&D technology. On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s remaining departments continue to report to Mr. Xuefeng. On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen, subject to processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s remaining departments continue to report to Mr. Xuefeng Chen. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act;

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
As of August 14, 2024, FF is continuing to implement certain of the remedial actions approved by the Board. However, certain of these remedial actions are no longer in effect and no assurance can be provided that those remedial measures that continue to be implemented will be implemented in a timely manner or at all, or will be successful to prevent inaccurate disclosures in the future. Please see “Risk Factors – Risks Related to FF’s Business and Industry – FF has taken remedial measures in response to the Special Committee findings. There can be no assurance that such remedial measures will be successful. In addition, there can be no assurance that such remedial measures will be fully implemented in light of the recent corporate governance agreements with FF Top and FF Global and the recent assessment by the Board of FF’s management structure, including management roles, responsibilities and reporting lines and changes to the Board” in the Form 10-K. However, pursuant to the Heads of Agreement, FF has implemented certain governance changes that impact certain of the above-discussed remedial actions. On October 3, 2022, Ms. Swenson tendered her resignation from her role as both Executive Chairperson and member of the Board effective immediately. In addition, on October 3, 2022, Mr. Scott Vogel resigned from the Board effective immediately and Mr. Jordan Vogel resigned effective on October 5, 2022 upon his receipt of a supplemental release pursuant to the Mutual Release. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately. On December 15, 2022, Mr. Lee Liu tendered his resignation from the Board, which resignation was effective on December 18, 2022. On December 18, 2022, Mr. Jie Sheng was appointed to the Board, effective immediately, following the resignation of Mr. Liu. On December 25, 2022, Mr. Edwin Goh tendered his resignation from the Board, which resignation was effective on December 26, 2022. On December 27, 2022, Ms. Ke Sun was appointed to the Board, effective immediately, following the resignation of Mr. Goh. Mr. Sheng and Ms. Sun are designees of FF Top pursuant to the Amended and Restated Shareholder Agreement by and between FF and FF Top (the “Amended Shareholder Agreement”). On December 26, 2022, Dr. Carsten Breitfeld tendered his resignation from the Board, which resignation was effective immediately. On December 27, 2022, Mr. Xuefeng Chen was appointed to the Board, effective immediately, following the resignation of Dr. Breitfeld. On January 20, 2023, Mr. Qing Ye tendered his resignation from the Board, which resignation was effective

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
immediately. Mr. Ye remained a consultant of the Company as an independent contractor until November 18, 2023. On January 25, 2023, Mr. Chui Tin Mok was appointed to the Board, effective immediately, following the resignation of Mr. Ye. Each of Ms. Ke Sun and Mr. Xuefeng Chen have subsequently resigned from the Board. See “Management – Governance Agreement with FF Top and FF Global” for more information.
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
Unconditional Contractual Obligations
An unconditional contractual obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding (non-cancelable, or cancellable only in certain circumstances). As of June 30, 2024, we estimate FFIE’s total unconditional contractual commitments, including lease minimum payments, financial obligations on sale and lease back, notes payable, related party notes payable, related accrued interest, legal contingencies and other contractual commitments, totaling $271.3 million, which included $87.0 million for the year ended December 31, 2024, $45.3 million for the two years ended December 31, 2026, $71.3 million for the two years ended December 31, 2028 and $67.7 million thereafter.
11. Stockholders’ Equity
The number of authorized and issued and outstanding shares stock were as follows:

	June 30, 2024
	Authorized Shares	Issued and Outstanding Shares
Preferred Stock	10,000,000	1
Class A Common Stock	443,625,000	441,264,626
Class B Common Stock	19,687,500	266,670
	473,312,500	441,531,297

	December 31, 2023
	Authorized Shares	Issued and Outstanding Shares
Preferred Stock	10,000,000	—
Class A Common Stock	49,291,667	42,433,025
Class B Common Stock	2,187,500	266,670
	61,479,167	42,699,695
Amendments to the Company’s Certificate of Incorporation
At a special meeting of the Company’s stockholders held on February 28, 2023, the Company’s stockholders approved an increase to the number of the Company’s authorized shares of Class A Common Stock from 3,395,834 to 7,041,667, increasing the Company’s total number of authorized shares of Common Stock and preferred stock from 13,708,334 to 17,354,167. On March 1, 2023, the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect such increase.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
At a special meeting of the Company’s stockholders held on August 16, 2023, the Company’s stockholders approved a proposal authorizing the Board to effect a reverse stock split of the outstanding Common Stock at a range between 1-for-2 and 1-for-90 shares of outstanding Common Stock, and a proposal, if and only if a reverse stock split is implemented at a ratio of 1-for-8 or greater, to amend the Company’s Second Amended and Restated Certificate of Incorporation, as amended, if necessary to reduce the number of authorized shares of the Company’s common stock to a number equal to 12,355,000,000 divided by the reverse stock split ratio determined by the Board. On August 22, 2023, the Board approved the August 2023 Reverse Stock Split ratio (1-for-80). Accordingly, on August 24, 2023, the Company filed the Third Amended and Restated Certificate of Incorporation of the Company to effect the August 2023 Reverse Stock Split and to set the number of authorized shares of Common Stock to 51,479,167. As a result, effective August 25, 2023, every 80 shares of the issued and outstanding Common Stock were converted into one share of Common Stock, without any change in par value per share, and the authorized shares of Common Stock were reduced to 51,479,167, composed of (i) 49,291,667 shares of Class A Common Stock and (ii) 2,187,500 shares of Class B Common Stock. No fractional shares of Common Stock were issued as a result of the August 2023 Reverse Stock Split. Stockholders who would otherwise have received a fractional share were instead issued a full share in lieu of such fractional share.
The Class A Common Stock began trading on The Nasdaq Capital Market on a split-adjusted basis for the August 2023 Reverse Stock Split at the opening of trading on August 28, 2023 under the symbol “FFIE” with a new CUSIP number (307359 505).

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
Also at the special meeting of the Company’s stockholders held on February 5, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split (referred to as the February 2024 Reverse Stock Split) of the Common Stock by a ratio of 1-for-3, with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of the special meeting and a corresponding reduction in the total number of shares of Common Stock the Company is authorized to issue. On February 23, 2024, the Board approved the implementation of the February 2024 Reverse Stock Split and the Company filed a second amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the February 2024 Reverse Stock Split and to set the number of authorized shares of Common Stock to 463,312,500 (which is 1,389,937,500 divided by 3). Pursuant to the Certificate of Amendment, effective as of 5:00 p.m., Eastern Time, on February 29, 2024, every three shares of the issued and outstanding Common Stock were automatically converted into one share of Common Stock, without any change in par value per share and the number of authorized shares of Common Stock was reduced to 463,312,500. No fractional shares of Common Stock were issued as a result of the February 2024 Reverse Stock Split. Stockholders who would otherwise have received a fractional share were instead issued a full share in lieu of such fractional share.
The Class A Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis for the February 2024 Reverse Stock Split at the opening of trading on March 1, 2024 under the symbol “FFIE” with a new CUSIP number (307359 703).
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
The holder of the Series A Preferred is entitled to 16,000,000,000 votes for each share held of record, but has the right to vote only on any share authorization proposal or any reverse stock split proposal (together, the “Shareholder Proposals”) and until such time as the Shareholder Proposals are approved by the stockholders, and will have no voting rights except (i) with respect to the Shareholder Proposals in which its votes are cast for and against such Shareholder Proposal in the same proportion as shares of Common Stock are voted for and against such reverse stock split proposal (with any shares of Common Stock that are not voted, whether due to abstentions, broker non-votes or otherwise not counted as votes for or against the Shareholder Proposal) and (ii) unless the holders of one-third (1/3rd) of the outstanding shares of Common Stock are present, in person or by proxy, at the meeting of stockholders at which the Shareholder Proposals are submitted for stockholder approval (or any adjournment thereof). The share of Series A Preferred will vote together with the Common Stock as a single class on any Shareholder Proposal. The Series A Preferred has no other voting rights, except as may be required by the General Corporation Law of the State of Delaware.
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
The Series A Preferred may not be transferred at any time prior to stockholder approval of the Shareholder Proposals without the prior written consent of the Board. The outstanding share of Series A Preferred will be redeemed in whole, but not in part, for a redemption price of $100.00, payable out of funds lawfully available therefor, upon the earlier of (i) any time such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion, or (ii) automatically immediately following the approval by the Company’s stockholders of both Shareholder Proposals. The Series A Preferred Stock was redeemed on July 31, 2024, following the annual meeting of stockholders.
Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of June 30, 2024 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
Ares warrants	9,139,280	$0.73	August 5, 2027
SPA Warrants	558,689	$0.73	Various through November 28, 2030
Public Warrants	98,088	$2,760	July 21, 2026
Private Warrants	464	$2,760	July 21, 2026
Total	9,796,521
There were no warrants exercised during the six months ended June 30, 2024.
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
Notes to Unaudited Condensed Consolidated Financial Statements
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
On February 28, 2023, upon stockholder approval to increase the Company’s authorized shares, the Company had sufficient authorized shares to fully settle all outstanding equity-linked financial instruments. Again on April 21, 2023, the Company had insufficient authorized shares to fully settle its equity-linked financial instruments in shares primarily due to the issuance of additional convertible notes and warrants between February 28, 2023 and April 21, 2023.
Salary Deduction and Stock Purchase Agreement
On September 21, 2023, certain executive officers of the Company entered into Salary Deduction and Stock Purchase Agreements (collectively, the “SD SPA”) with the Company. Under the SD SPA, on each payroll date after the receipt of stockholder approval of the SD SPA (which stockholder approval was received on February 5, 2024), the officer has agreed to authorize the Company to deduct 50% of the officer’s after-tax base salary. This deducted amount will be used to purchase a number of shares of Class A Common Stock determined using the VWAP (as defined in the SD SPA) of Class A Common Stock per share on the applicable payroll date. Pursuant to the SD SPA, the officer may decrease the amount of the deduction upon notice to the Board. No shares have been purchased under the SD SPA as of June 30, 2024.
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
As a result of the February 2024 Reverse Stock Split on March 1, 2024, the number of shares of Class A Common Stock reserved for issuance under the 2021 SI Plan, the Company’s Equity Incentive Plan, and the Company’s Special Talent Incentive Plan (the “Plans”), as well as the number of shares subject to the then-outstanding awards under each of the Plans, were proportionately adjusted, using the 1-for-3 ratio, rounded down to the nearest whole share. In addition, the exercise price of the then-outstanding stock options under each of the Plans was proportionately adjusted, using the 1-for-3 ratio, rounded up to the nearest whole cent.
As of June 30, 2024 and December 31, 2023, the Company had 2,586,876 and 1,067,189 shares of Class A Common Stock available for future issuance under its 2021 SI Plan.

At the annual meeting of stockholders held on July 31, 2024, the Company’s stockholders approved (among other proposals) an amendment to the 2021 SI Plan to increase the number of shares of Class A Common Stock available for issuance under the 2021 SI Plan by an additional 88,252,926 shares, subject to proportionate adjustment for stock splits and similar events as provided in the 2021 SI Plan.
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
During the three and six months ended June 30, 2024, the Company recognized a reduction of $1.3 million and $1.1 million of cash bonus expense under the Incentive Plan, respectively. As a result of the Share Issuance Condition not yet being met, no RSUs have been granted under the Incentive Plan.
In addition to the above, during the six months ended June 30, 2024, the Company granted:
•763,889 RSUs, which had a weighted-average grant date fair value of $0.19 per share. As of June 30, 2024, the total remaining stock-based compensation expense for unvested RSUs was $0.4 million, which is expected to be recognized over a weighted-average period of 0.72 years.
The following table presents stock-based compensation expense included in each respective expense category in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30, 2024		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$81	$480	$456	$6,896
Sales and marketing	14	50	77	810
General and administrative	22	109	125	1,566
	$117	$639	$658	$9,272
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Public and Private Warrants
Upon the closing of the Business Combination, the Company assumed 95,740 Public Warrants and 2,478 Private Warrants from PSAC. The Company also issued 334 Private Warrants to settle related party notes of PSAC. The Public Warrants are indexed to the Company’s own stock and, as such, meet the scope exception in accordance with ASC 815-40 to be classified in equity. The Private Warrants are classified as liabilities and the fair value is included in Warrant Liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company valued the Private Warrants using a binomial lattice model. Inherent in a binomial lattice model are assumptions related to risk free rate, annual dividend yield, expected warrant life, and volatility of the Company's stock. The Company estimated the fair value of the Private Warrants to be $0.1 million as of June 30, 2024 and December 31, 2023. Changes in the fair value of the Private Warrants are recorded in Change in Fair Value Measurements in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Fair value measurements associated with the Private Warrants liabilities represent Level 3 valuations under the fair value hierarchy.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Liabilities due to Insufficient Authorized Shares
From time to time, certain of the Company’s equity-linked financial instruments may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to the Company having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. See Note 11, Stockholders’ Equity.
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities[1]	$—	$—	$301
Notes payable[1]	—	—	74,403
1 Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities	$—	$—	$306
Notes payable	—	—	86,712
There were not any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2024 or the year ended December 31, 2023. The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, accounts payable, accrued liabilities and certain notes payable approximate fair value because of their short-term nature or contractually defined value.
The following table summarizes the activity of Level 3 fair value measurements:

(in thousands)	Warrant Liabilities[1]	Notes Payable[1]
Balance as of December 31, 2023	$306	$86,712
Additions	11	25,394
Exercises	—	—
Change in fair value measurements	(16)	(20,463)
Conversions of notes to Class A Common Stock	—	(17,240)
Balance as of June 30, 2024	$301	$74,403
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock attributable to Common Stock stockholders because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares issuable upon conversion of SPA Notes and settlement of make-whole provisions	172,138,338	1,299,801	172,138,338	1,299,801
Shares issuable upon conversion of Unsecured Convertible Notes	35,910,221	—	35,910,221	—
Shares issuable upon exercise of SPA Warrants	568,738	389,881	568,738	389,881
Other warrants	9,139,280	122,728	9,139,280	122,728
Stock-based compensation awards – Options	98,588	154,925	98,588	154,925
Stock-based compensation awards – RSUs	553,679	83,880	553,679	83,880
Public warrants	98,088	98,088	98,088	98,088
Private warrants	464	464	464	464
Total	218,507,396	2,149,767	218,507,396	2,149,767
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
The Company is generally required to maintain certain insurance coverage that, as of and subsequent to June 30, 2024, lapsed due to lack of payment.
Subsequent Unsecured Convertible Notes
Subsequent to June 30, 2024, the Company issued Unsecured Convertible Notes to a third party totaling $3.3 million with due dates ranging from October 1, 2024 through October 27, 2024 at 4.27% interest. Principal and accrued interest are convertible at the option of the third party into either (a) Common Stock of the Company at a conversion price per share equal to the closing stock price on the trading day immediately prior to the day on which the lender provides a conversion notice or (b) unsecured convertible notes of the Company pursuant to the terms contained in the Unsecured SPA.

On August 2, 2024, Senyun exercised its right to convert the outstanding balance of its Unsecured Convertible Notes into Unsecured SPA Notes pursuant to terms contained in the Unsecured Convertible Notes. Senyun converted its outstanding principal balance of $19.9 million into $21.1 million Unsecured SPA Notes.
Subsequent SPA Activity
Subsequent to June 30, 2024, the Company received additional funding through additional SPA Notes totaling $23.4 million in aggregate principal amount. In addition, $8.8 million of principal and $1.6 million of interest of SPA Notes was converted into 46.2 million shares of Class A Common Stock.
Subsequent Waiver Agreement
On August 2, 2024, the Company entered into that certain Waiver Agreement (the “Waiver Agreement”) with certain investors (each, a “Holder” and, collectively, the “Holders”), who (a) beneficially own and hold one or more of the following securities of the Company: (i) certain secured convertible notes of the Company (including any secured convertible notes issued in exchange therefor, collectively, the “Original Secured Notes”) that were issued pursuant to the Secured SPA, and (ii) certain unsecured convertible notes of the Company (including any unsecured convertible notes issued in exchange therefore,

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
collectively, the “Original Unsecured Notes”, and together with the Original Secured Notes, the “Original Notes”) that were issued pursuant to the Unsecured SPA and (b) have the right to acquire one or more of: (i) certain additional secured convertible notes issuable in accordance with the terms to the Secured SPA Notes and (ii) certain additional unsecured convertible notes (the “Additional Unsecured Notes”, and together with the Additional Secured Notes, the “Additional Notes”, and together with the Original Notes, the “Updated SPA Notes”), issuable pursuant to the Unsecured SPA.
Prior to the Waiver Agreement, the Company had certain obligations under the Updated SPA Notes to pay accrued and unpaid interest and a Make-Whole Amount in cash in connection with conversions of such Updated SPA Notes. In an effort to reduce the Company’s ongoing cash obligations pursuant to such Updated SPA Notes and to encourage the continued conversion of the Updated SPA Notes into shares of Common Stock, the Company has agreed to make certain voluntary adjustments to the Updated SPA Notes as described below. Pursuant to the Waiver Agreement, the Company irrevocably agreed that with respect to each conversion of any Updated SPA Note on or after the effective date of the Waiver Agreement, if the Holder delivers a conversion notice (the “Notice of Conversion”) to the Company at a time that 90% of the VWAP (as defined in the SPA Notes) of the Company’s common stock as of the trading day ended immediately prior to the time at which such Notice of Conversion is delivered to the Company (each, an “Adjustment Price”) is less than the conversion price then in effect pursuant to the applicable Updated SPA Note (the “Updated Conversion Price”), the Company shall voluntary reduce the Updated Conversion Price solely with respect to such portion of such Updated SPA Note to be converted in accordance with such Notice of Conversion (and not with respect to any other portion of such Updated SPA Note) to such Adjustment Price (the “Voluntary Adjustment”). The Company also agreed, in exchange for the Holder’s waiver of any accrued and unpaid interest (if any, as of such conversion date) (an “Interim Interest Waiver”) with respect to such aggregate principal of such SPA Note to be converted pursuant to such applicable Notice of Conversion (the “Full Voluntary Adjustment”), to (i) further reduce such Adjustment Price in respect of a Voluntary Adjustment (as adjusted, each a “Full Adjustment Price”); and (ii) issue a number of shares of the Company’s common stock to the Holder such that the aggregate number of shares of common stock to be issued to the Holder in such conversion at such Full Adjustment Price equals the quotient of (x) the sum of (i) such aggregate principal of such SPA Note to be converted pursuant to such applicable Notice of Conversion and (ii) any accrued and unpaid interest thereon, divided by (y) such Adjustment Price prior to any Interim Interest Waiver. Such Full Voluntary Adjustment shall be applicable until the fifth (5th) business day after the Company delivers written notice to the Holder electing to revoke such election.
Pursuant to the Waiver Agreement, the Holder irrevocably agreed that instead of receiving the accrued and unpaid interest, each holder of any such applicable Updated SPA Note shall receive upon conversion of such Updated SPA Note an amount in cash equal to all accrued and unpaid interest on such Updated SPA Note to such date of conversion (or such cash amount shall be deemed satisfied in full without any payment of cash by the Company if the Company effects a Full Voluntary Adjustment with respect to the applicable Notice of Conversion) with respect to the applicable Notice of Conversion.
Further pursuant to the Waiver Agreement, a Holder’s right to purchase any Additional Notes in any agreement with the Company (including, without limitation, the Secured SPA and/or the Unsecured SPA, as applicable) shall be extended until the first (1st) anniversary of the effective date of the Waiver Agreement.
The Company also intends to incorporate the changes in the Waiver Agreement into certain of its other existing notes and notes issuable in the future pursuant to existing purchase agreements, as applicable, through one or more waivers, amendments and/or exchange agreements, as applicable.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following discussion and analysis is intended to help the reader understand FF’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with FF’s Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q (this “Report” or this “Form 10-Q”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to FF’s plans and strategy for FF’s business, includes forward-looking statements that involve risks and uncertainties. FF’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed on May 28, 2024 (as amended, the “Form 10-K”), “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “Q1 2024 10-Q”) and “Cautionary Note Regarding Forward-Looking Statements” below. The objective of this section is to provide investors an understanding of the financial drivers and levers in FF’s business and describe the financial performance of the business.
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
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section titled “Risk Factors” in the Form 10-K, as updated in the Q1 2024 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” in the Form 10-K, as updated in the Q1 2024 10-Q, may not be exhaustive.
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
Overview
The Company is a California-based, global, shared, intelligent, mobility ecosystem company is a global, shared, intelligent, mobility ecosystem company with a vision to disrupt the automotive industry.. The Company is a holding company incorporated in the State of Delaware on February 11, 2020, conducts its operations through the subsidiaries of FF Intelligent Mobility Global Holdings Ltd. (“Legacy FF”), which was founded in 2014 and is headquartered in Los Angeles, California. Our Class A Common Stock and Public Warrants trade on The Nasdaq Capital Market (“Nasdaq”) under the ticker symbols “FFIE” and “FFIEW,” respectively.
FF designs and engineers next-generation intelligent, connected, electric vehicles. We manufacture vehicles at our production facility in Hanford, California (the “FF ieFactory California”), with additional future production capacity needs addressed through a contract manufacturing agreement with Myoung Shin Co., Ltd. (“Myoung Shin”), an automotive manufacturer headquartered in South Korea. We have additional engineering, sales, and operational capabilities in China and are exploring opportunities for potential manufacturing capabilities in China through a joint venture or other arrangements.
Since our founding, we have created major innovations in technology, products, and a user-centered business model. We believe these innovations will enable us to set new standards in luxury and performance that will redefine the future of intelligent mobility.
We believe the following combination of capabilities of our products, technology, the upgrade to FF Product and Technology Upgrade Generation 2.0 (PT Gen 2.0), team, and business model distinguish us from our competitors:
•We have designed and developed a breakthrough mobility platform — our proprietary Variable Platform Architecture (“VPA”).
•Our propulsion system provides a competitive edge in acceleration and range, enabled by an expected industry-leading inverter design, and propulsion system.
•Our advanced Internet Artificial Intelligence (“I.A.I.”) technology offers high-performance computing, high speed internet connectivity, Over-the-Air (“OTA”) updating, an open ecosystem for third-party application integration, and an advanced autonomous driving-ready system, in addition to several other proprietary innovations that enable us to build an advanced, highly-personalized user experience.
•Since inception, we have developed a portfolio of intellectual property, established our supply chain, and assembled a global team of automotive and technology experts and innovators to achieve our goal of redefining the future of the automotive industry. As of June 30, 2024, we have been granted approximately 660 patents globally.
•We believe that the FF 91 Futurist (the “FF 91,” “FF 91 Futurist,” or “FF 91 2.0 Futurist Alliance”) is the first ultra-luxury electric vehicle to offer a highly-personalized, fully-connected user experience for driver and passengers. We started production on the first FF 91 Futurist and delivered the first FF 91 2.0 Futurist Alliance in 2023.
•Our planned B2C passenger vehicle pipeline includes the FF91 series, the FF81 series, and the FF71 series.
•Subject to future financing, we plan to produce and deliver our second passenger vehicle, the FF 81, which is expected to be designed to be a premium, mass-market electric vehicle positioned to compete against the Tesla Model S, Tesla Model X, the BMW 5-series, the Range Rover Sport and similar vehicles.
•Subject to future financing, we plan to develop a mass-market passenger vehicle, the FF 71. We expect to start production and deliveries of the FF 71 subsequent to production and deliveries of the FF 81. The FF 71 is expected to be designed to integrate full connectivity and advanced technology into a smaller vehicle size and is positioned to compete with vehicles such as the Tesla Model 3, Tesla Model Y, and the BMW 3-series.

•Subject to future financing, we plan to develop a Smart Last Mile Delivery (“SLMD”) vehicle to address the high-growth, last-mile delivery opportunity, particularly in Europe, China and the U.S. Our modular VPA facilitates entry into the last-mile delivery segment, allowing us to expand our total addressable market and avenues of growth.
•We have updated our corporate strategy to include a China-U.S. Automotive Bridge Strategy (the “Bridge Strategy”). The Bridge Strategy marks a return to our earlier two-brand strategy, which seeks to distinguish between the spire segment (FF brand) and mass market segment (second brand) of the EV industry. We intend to seek to establish a second mass market-focused brand by working with one or more China-based OEMs and parts suppliers (“Bridge Strategy Partners”) and to procure quasi-complete components and parts that we would enhance by adding AI and Vehicle Software technology and product R&D found in our flagship FF 91 brand. This could create a compelling value proposition to consumers in the AI EV mass-market, which is a market that currently has limited offerings. Via the Bridge Strategy, there is the potential to materially accelerate the production timeline for a mass-market AI EV. While the mechanical platform of the mass-market product would be from Bridge Strategy Partners, we intend to seek to utilize a component mix sufficient to reach part level duty by fulfilling the criteria for part supplier and manufacturing requirement. For a discussion of material risks relating to the Bridge Strategy, please see Part II, Item 1A., Risk Factors – “Our latest business strategy, which we refer to as the Bridge Strategy, is subject to numerous risks and uncertainties” in the Q1 2024 10-Q.
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
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
Segment Information
On February 26, 2023, after an assessment by the Board of Directors (the “Board”) of the Company’s management structure, the Board approved our Chief Product and User Ecosystem Officer (Mr. Yueting Jia, who is also FF’s founder) reporting directly to the Board. In addition, the Board approved our product, mobility ecosystem, I.A.I., and advanced research and development (“R&D”) technology departments reporting directly to the Chief Product and User Ecosystem Officer. The Board also approved our user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both the Chief Product and User Ecosystem Officer and the Global Chief Executive Officer, subject to processes and controls to be determined by the Board after consultation with our management. Based on his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act.

We have determined that our co-Chief Operating Decision Makers (“co-CODMs”) are both our Global CEO and our Chief Product and User Ecosystem Officer. We have determined that we operate in one operating segment and one reportable segment, as the co-CODMs review financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Substantially all of our consolidated operating activities, including our long-lived assets, are located within the United States. Given our early-revenue operating stage, we currently have no concentration exposure to products, services or customers.

Recent Developments
During the three months ended June 30, 2024, these additional milestones and events took place:
•As of April 1, 2024, we completed our voluntary recall in the United States through an OTA software update.
•We announced, on April 9, 2024, the establishment of a Middle Eastern sales entity in Dubai, U.A.E.
•On April 22, 2024, we announced Werner Wilhelm as Executive Launch Director.
•On May 29, 2024, we announced plans to share the details of the Bridge Strategy in the following months.
•In June 2024, we determined that the previously announced future FF 91 Alliance Edition users, Rem D Koolhaas and Emma Hernan, would not complete the acquisition of their respective FF cars, due to personal reasons.
In the period subsequent to June 30, 2024, these additional milestones and events took place:
•On July 20, 2024, we held an interactive investor Community Day at our Los Angeles headquarters.
•In July 2024, we unveiled its innovative Bridge Strategy, making a return to a two-brand approach.
Recent Governance Developments
•On June 9, 2024, Li Han resigned as a director of the Company for personal reasons. Ms. Han also served as a member of the Nominating and Corporate Governance Committee.
•On July 31, 2024, we announced the passage of each of the proposals presented at the annual meeting of stockholders, including the re-election of all members of the Board.
•On April 18, 2024, Nasdaq notified us that since we had not yet filed our Form 10-K for the year ended December 31, 2023, we no longer complied with Listing Rule 5250(c)(1). Pursuant to Listing Rule 5810(c)(2)(A), this deficiency was a basis for delisting (in addition to our failure to maintain a minimum bid price of at least $1.00 per share for the prior 30-consecutive-trading-day period from November 9, 2023 to December 27, 2023, as previously disclosed). We requested and were granted a hearing from the Nasdaq Hearings Panel. On June 26, 2024, Nasdaq notified us that the Nasdaq Hearings Panel had granted our request for continued listing on Nasdaq subject to our compliance with the periodic reporting requirement by July 31, 2024, and the minimum bid price requirement by August 31, 2024. We met the periodic reporting compliance requirement by filing our Q1 2024 Form 10-Q on July 30, 2024.
Components of FF’s Results of Operations
Key Factors Affecting Operating Results
Our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges including those discussed below and in the section titled “Risk Factors” in the December 31, 2023 Form 10-K and March 31, 2024 Form 10-Q.
Production and Operations
We expect to continue to incur significant operating costs that will impact our future profitability, including R&D expenses as we introduce new models and improve existing models; capital expenditures for the expansion of our manufacturing capacities; additional operating costs and expenses for production ramp-up; raw material procurement costs; general and administrative expenses as we scale our operations; interest expense from debt financing activities; and selling and distribution expenses as we build our brand and market our vehicles. We may incur significant costs in connection with our services as we deliver at scale the FF 91 Futurist, including servicing and warranty costs. Our ability to become profitable in the future will depend on our ability to successfully market our vehicles and control our costs.
Through June 30, 2024, we have sold a total of four and leased six vehicles. As a result, we will require substantial additional capital to develop products and fund operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we will fund our ongoing operations through a combination of various funding and financing alternatives, including equipment financing of the FF ieFactory California, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on our assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of our FF ieFactory California will impact our ability to generate revenue. For additional discussion of the substantial doubt about our ability to continue as a going concern, see Note 2, Liquidity and Capital

Resources and Going Concern in the notes to the Unaudited Condensed Consolidated Financial Statements and for further details on liquidity, see the “Liquidity and Capital Resources” section below.
Revenue Recognition
We began the production of our FF 91 Futurist in March 2023 and started making deliveries to customers in August 2023. We sold and leased zero vehicles during the three months ended June 30, 2024.
Automotive Sales Revenue
Automotive sales revenue includes revenues related to deliveries of new vehicles, and specific other features and services including home charger, charger installation, 24/7 roadside assistance, OTA software updates, internet connectivity and destination fees.
We recognize revenue on automotive sales upon delivery to the customer, which is when control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business and as indicated in the sales contract. OTA software updates are provisioned upon transfer of control of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. For obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the good or service, third-party pricing of similar options and other information that may be available. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of our performance obligations.Vehicle contracts do not contain a significant financing component.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, marketing services provided by co-creators, and an allocation of overhead. Marketing activities are those related to introducing our brand and our electric vehicle prototypes to the market. We expect selling and marketing expenses to continue to increase as we bring our electric vehicles to market and seek to generate sales.

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
Change in Fair Value of Earnout Liability
Legacy FF stockholders, as of the July 21, 2021 closing date of the Business Combination (as defined in Note 10, Commitments and Contingencies in the notes to the Unaudited Condensed Consolidated Financial Statements) until its fifth anniversary, are entitled to contingent consideration of up to 104,167 additional shares of Class A Common Stock in the aggregate in two equal tranches upon the occurrence of each earnout triggering event (“Earnout Shares”). We recognized the Earnout Shares at fair value upon the closing of the Business Combination and classified them in Stockholders’ Equity since the Earnout Shares were determined to be indexed to our own stock and meet the requirements for equity classification in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. From time to time subsequent to the closing of the Business Combination, the Earnout Shares may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to us having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. The Earnout Shares reclassified as derivative instruments are recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification are settled or we have sufficient authorized, unissued shares to settle such contracts with shares.
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

Results of Operations
Comparison of results of operations for the three months ended June 30, 2024 versus the three months ended June 30, 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023
Unaudited Condensed Consolidated Statements of Operations
Revenue	$293	$—
Cost of revenues	20,970	6,613
Gross profit	(20,677)	(6,613)
Operating expenses
Research and development	3,317	25,269
Sales and marketing	1,782	7,699
General and administrative	17,201	17,062
Lease impairment loss	7,616	—
(Gain)/Loss on disposal on property, plant and equipment	16	—
Change in fair value of earnout liability	—	(664)
Total operating expenses	29,932	49,366
Loss from operations	(50,609)	(55,979)
Change in fair value of notes payable and warrant liabilities	(7,245)	24,324
Change in fair value of related party notes payable and related party warrant liabilities	(332)	384
Loss on settlement of notes payable	(46,978)	(85,392)
Loss on related party notes payable	—	(6,492)
Interest expense	(1,719)	(209)
Related party interest expense	(1,506)	(70)
Other expense, net	(292)	(1,466)
Loss before income taxes	(108,681)	(124,900)
Income tax provision	(4)	(28)
Net loss	$(108,685)	$(124,928)
Revenue

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Revenue	$293	$—	$293	NM*
*NM = not meaningful.

Automotive sales revenue was $0.3 million for the three months ended June 30, 2024. We started vehicle delivery to its customers during the third quarter of 2023. We began delivering vehicles in the third quarter of 2023.
Cost of Revenues

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Cost of revenues	$20,970	$6,613	$14,357	217%
*NM = not meaningful.

Cost of revenues was $21.0 million for the three months ended June 30, 2024. On March 29, 2023, we announced the start of production of our first electric vehicle, the FF 91 Futurist and, on April 14, 2023, our first production FF 91 Futurist vehicle came off the line. We began delivering vehicles in the third quarter of 2023.

Research and Development (R&D)

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Research and development	$3,317	$25,269	$(21,952)	(87)%
The decrease in R&D expense was primarily due to a decrease in personnel and compensation expenses of $21.2 million, a decrease in stock-based compensation of $1.0 million due to a decrease in headcount as part of cost saving measures implemented by us in light of its financial position, as well as the allocation of certain personnel from the R&D department to production, and a decrease in professional services expenses of $0.8 million.
Sales and Marketing

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Sales and marketing	$1,782	$7,699	$(5,917)	(77)%
The decrease in sales and marketing expense was due to a decrease in compensation expenses of $3.3 million, a decrease in professional services expenses of $1.1 million, a decrease in marketing expenses of $0.7 million, a decrease in stock-based compensation expense of $0.1 million, and a decrease in other miscellaneous expenses of $0.5 million.
General and Administrative

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
General and administrative	$17,201	$17,062	$139	1%
The increase in general and administrative expense was primarily due to an increase in information technology expense of $0.4 million, partially offset by a decrease in stock-based compensation expense of $0.1 million.
Lease impairment loss

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Lease impairment loss	$7,616	$—	$7,616	NM*
During the three months ended June 30, 2024, the we moved out of a leased store facility and a leased research facility while working with the landlords to negotiate the related lease terminations, resulting in a lease ROU asset impairment loss of $7.5 million for the loss of use of these two leased facilities. We also terminated one of the operating leases in China, resulting in a net lease ROU asset impairment loss of $0.1 million during the three months ended June 30, 2024.
(Gain)/Loss on Disposal on Property, Plant and Equipment

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
(Gain)/Loss on disposal on property, plant and equipment	$16	$—	$16	NM*
*NM = not meaningful.
We recognized an immaterial Loss on disposal of property, plant and equipment for the three months ended June 30, 2024. There were no such transactions for the three months ended June 30, 2023.

Change in Fair Value of Earnout Liability

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of earnout liability	$—	$(664)	$664	NM*
*NM = not meaningful.
As of April 21, 2023, we reclassified the earnout obligation from equity classification to liability classification as a result of the us having insufficient authorized shares to share-settle the earnout, which was previously determined to be equity classified under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. As a result of the reclassification, we reclassified $2.1 million out of Additional paid-in capital into the Earnout liability. The $0.7 million decrease in the Earnout liability from April 21, 2023 to June 30, 2023 was recognized as a gain in the Change in fair value of earnout liability during the three months ended June 30, 2023. There was no comparable transaction during the three months ended June 30, 2024.
Change in Fair Value of Notes Payable and Warrant Liabilities

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of notes payable and warrant liabilities	$(7,245)	$24,324	$(31,569)	(130)%
During the three months ended June 30, 2024, the fair value of our outstanding notes and warrants were revalued at higher fair values than in the preceding three month period. The increase in the fair value of the notes and warrants during the period was primarily driven by improvements in our stock price, which also contributed to an improvement in our volatility assumption. During the three months ended June 30, 2023, the fair value of our notes and warrants decreased substantially due to pricing inputs that use the market price of our Common Stock and debt discount rate, which experienced a significant decline during the period.
Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of related party notes payable and related party warrant liabilities	$(332)	$384	$(716)	(186)%
During the three months ended June 30, 2024, the fair value of our outstanding related party notes and warrants were revalued at higher fair values than in the preceding three month period. The increase in the fair value of the related party notes and warrants during the period was primarily driven by improvements in our stock price, which also contributed to an improvement in our volatility assumption. During the three months ended June 30, 2023, the fair value of our related party notes and warrants decreased substantially due to pricing inputs that use the market price of our Common Stock and debt discount rate, which experienced a significant decline during the period.
Loss on Settlement of Notes Payable

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Loss on settlement of notes payable	$(46,978)	$(183,528)	$136,550	(74)%
The decrease in the Loss on settlement of notes payable during the three months ended June 30, 2024 was driven by a reduced conversion volume during the period. In addition, during the three months ended June 30, 2023, we recognized an $11.4 million Loss on settlement of notes payable from amendments to our Secured SPA Notes in May 2023 accounted for as extinguishments. During the three months ended June 30, 2024, note holders converted $15.4 million of notes payable compared with $94.4 million in the comparable prior year period. The impact of the volume difference is offset by a larger loss on settlement per dollar of principal during the three months ended June 30, 2024. The increase in the loss on settlement per dollar of principal was driven by the trailing-twelve-month trend of declines in the fair value of our notes payable driven by the change in our stock price over the period and improvements in the conversion terms of the notes from June 30, 2023 to June 30, 2024.

Loss on Related Party Notes Payable

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Loss on related party notes payable	$—	$(6,492)	$6,492	NM*
*NM = not meaningful.
There were no settlements of related party notes payable during the three months ended June 30, 2024. During the three months ended June 30, 2023, the related party converted Unsecured SPA Notes with principal balances of $12.0 million in exchange for 290,549 shares of our Class A Common Stock. We recognized a Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument.
Interest Expense

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Interest expense	$(1,719)	$(209)	$(1,510)	(722)%
The increase in Interest expense was primarily due to the financial obligation on sale and leaseback transaction that did not exist during the three months ended June 30, 2023.
Related Party Interest Expense

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Related party interest expense	$(1,506)	$(70)	$(1,436)	(2051)%
The increase in Related party interest expense was due to our default on the Chongquing Leshi Small Loan Co., Ltd. note, which resulted in a substantial increase in our interest rate along with additional interest expense and penalties. As discussed in Note 8, Related Party Transactions in the notes to the Unaudited Condensed Consolidated Financial Statements, we had previously negotiated with a related party to partially forgive debt and interest on its related note, in exchange for the promise to make payments on a scheduled basis. The interest related to this note was reinstated during the first quarter of 2024 due to our default on the underlying note.
Other Expense, net

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Other expense, net	$(292)	$(1,466)	$1,174	80%
The change in Other expense, net was primarily due to a decrease in foreign currency transaction losses resulting from the revaluation of transactions denominated in currencies other than U.S. Dollars that are remeasured at the end of each period.

Comparison of results of operations for the six months ended June 30, 2024 versus the six months ended June 30, 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Unaudited Condensed Consolidated Statements of Operations
Revenue	$295	$—
Cost of revenues	41,657	6,613
Gross profit	(41,362)	(6,613)
Operating expenses
Research and development	10,005	83,077
Sales and marketing	4,256	12,764
General and administrative	31,049	43,575
Lease impairment loss	7,616	—
(Gain)/Loss on disposal on property, plant and equipment	(71)	3,698
Change in fair value of earnout liability	—	2,100
Total operating expenses	52,855	145,214
Loss from operations	(94,217)	(151,827)
Change in fair value of notes payable and warrant liabilities	20,640	72,459
Change in fair value of related party notes payable and related party warrant liabilities	(339)	384
Loss on settlement of notes payable	(58,381)	(183,528)
Loss on related party notes payable	(14,295)	(6,492)
Interest expense	(3,944)	(501)
Related party interest expense	(6,600)	(70)
Other expense, net	238	(298)
Loss before income taxes	(156,898)	(269,873)
Income tax provision	(4)	(28)
Net loss	$(156,902)	$(269,901)
Revenues

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Revenue	$295	$—	$295	NM*
*NM = not meaningful.
Automotive sales revenue was $0.3 million for the six months ended June 30, 2024. On March 29, 2023, we announced the start of production of our first electric vehicle, the FF 91 Futurist and, on April 14, 2023, our first production FF 91 Futurist vehicle came off the line. We started vehicle delivery to its customers during the third quarter of 2023.
Cost of Revenues

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Cost of revenues	$41,657	$6,613	$35,044	530%
Cost of revenues was $41.7 million for the six months ended June 30, 2024. We began production of vehicles during the second quarter of 2023 and began delivering vehicles in the third quarter of 2023.

Research and Development (R&D)

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Research and development	$10,005	$83,077	$(73,072)	(88)%
The decrease in R&D expense is primarily due to the reduction in ED&T, General expenses and Information technology of $21.1 million, $4.0 million, and $2.0 million, respectively, as we substantially completed R&D activities related to the FF91 in late 2023 and moved into production. In addition, there was a decrease in personnel and compensation expenses of $35.8 million due to a decrease in headcount resulting from both the substantial completion of R&D and cost saving measures implemented by us in light of our financial position, as well as a decrease in stock-based compensation expense of $7.0 million resulting from the same reduction in headcount and revaluation of stock-based compensation resulting from the transition of stock-based compensation from liability to equity classification.
Sales and Marketing

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Sales and marketing	$4,256	$12,764	$(8,508)	(67)%
The decrease in sales and marketing expense is primarily due to a decrease in personnel and compensation expenses of $5.0 million due to a decrease in headcount as part of cost saving measures implemented by us in light of our financial position and a decrease of $0.6 million in stock-based compensation expense driven by reductions in headcount and the revaluation of stock-based compensation resulting from the transition of stock-based compensation from liability to equity classification. In addition, there was a decrease in marketing expenses and professional services expenses of $0.9 million and $0.8 million, respectively.
General and Administrative

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
General and administrative	$31,049	$43,575	$(12,526)	(29)%
The decrease in general and administrative expense was primarily due to the decrease in professional services expense of $8.3 million, personnel and compensation expense of $2.9 million, and stock-based compensation expense of $1.5 million, due to a decrease in headcount as part of cost saving measures implemented by us in light of our financial position.
Lease impairment loss

	Six Months Ended June 30, 2024		Change
(in thousands)	2024	2023	Amount	%
Lease impairment loss	$7,616	$—	$7,616	NM*
During the six months ended June 30, 2024, we moved out of a leased store facility and a leased research facility while working with the landlords to negotiate the related lease terminations, resulting in a lease ROU asset impairment loss of $7.5 million for the loss of use of these two leased facilities. We also terminated one of the operating leases in China, resulting in a net lease ROU asset impairment loss of $0.1 million during the six months ended June 30, 2024.
(Gain)/Loss on Disposal of Property, Plant and Equipment

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
(Gain)/Loss on disposal on property, plant and equipment	$(71)	$3,698	$(3,769)	(102)%
The change in loss on disposal of property, plant and equipment was primarily due to the non-recurring write-off of $3.7 million during the six months ended June 30, 2023 of certain construction in process assets that are not expected to be used as part of start of production.

Change in Fair Value of Earnout Liability

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of earnout liability	$—	$2,100	$(2,100)	(100)%
As of December 31, 2022, we had reclassified our earnout obligation from equity classification to liability classification as a result of us having insufficient authorized shares to share-settle the earnout, which was previously determined to be equity classified under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. On February 28, 2023, upon stockholder approval to increase our authorized shares, we had sufficient authorized shares to fully settle all outstanding equity-linked financial instruments. Accordingly, we reclassified the fair value of the Earnout liability of $5.0 million into Additional paid-in capital. The $2.8 million increase in the Earnout liability from December 31, 2022 to February 28, 2023 was recognized as an expense in the Change in fair value of earnout liability during the six months ended June 30, 2023.
In addition, as of April 21, 2023, we again reclassified our earnout obligation from equity classification to liability classification as a result of us having insufficient authorized shares to share-settle the earnout, which was previously determined to be equity classified under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. As a result of the reclassification, we reclassified $2.1 million out of Additional paid-in capital into the Earnout liability. The $0.7 million decrease in the Earnout liability from April 21, 2023 to June 30, 2023 was recognized as a gain in the Change in fair value of earnout liability during the six months ended June 30, 2024. There was no comparable transaction during the six months ended June 30, 2024.
Change in Fair Value of Notes Payable and Warrant Liabilities

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of notes payable and warrant liabilities	$20,640	$72,459	$(51,819)	(72)%
During the six months ended June 30, 2024 and 2023, the fair value of our outstanding notes and warrants were revalued at lower values than in the preceding six month periods. Our outstanding notes and warrants were remeasured at predominantly lower fair values due to pricing inputs that use the market price of our Common Stock and debt discount rate, which have experienced a decline.
During the three months ended June 30, 2023, the fair value of our notes and warrants decreased substantially due to pricing inputs that use the market price of our Common Stock and debt discount rate, which experienced a significant decline during the period. The change in fair value during the six months ended June 30, 2024 is smaller than during the six months ended June 30, 2023 predominantly due to improvements in our conversion terms and a smaller decline in our stock price during the period.
Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of related party notes payable and related party warrant liabilities	$(339)	$384	$(723)	(188)%
During the six months ended June 30, 2024, the fair value of our outstanding related party notes and warrants were revalued at higher fair values than in the preceding six month period. The increase in the fair value of the related party notes and warrants during the period was primarily driven by improvements in our stock price, which also contributed to an improvement in our volatility assumption. During the six months ended June 30, 2023, the fair value of our related party notes and warrants decreased substantially due to pricing inputs that use the market price of our Common Stock and debt discount rate, which experienced a significant decline during the period.

Loss on Settlement of Notes Payable

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Loss on settlement of notes payable	$(58,381)	$(183,528)	$125,147	(68)%
The decrease in the Loss on settlement of notes payable during the six months ended June 30, 2024 was driven by a lower conversion volume during the period, partially offset by a higher loss on settlement per dollar of principal. During the six months ended June 30, 2024, note holders converted $33.7 million of notes payable compared to $156.0 million in the comparable prior year period.
Loss on Related Party Notes Payable

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Loss on related party notes payable	$(14,295)	$(6,492)	$(7,803)	120%

During the six months ended June 30, 2024, related party note holders converted $0.7 million of related party notes payable, which constituted the remaining outstanding balance, in exchange for 1,324,292 shares of our Class A Common Stock and we recognized a Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument. In addition, as discussed in Note 8, Related Party Transactions in the notes to the Unaudited Condensed Consolidated Financial Statements, we also recognized a $14.1 million loss on related party notes from the recognition of interest and penalties and the increase of principal due to our breach of the agreement with Chongquing Leshi Small Loan Co., Ltd. There was no comparable related party loss in the comparable prior year period.
During the six months ended June 30, 2023, a related party converted Unsecured SPA Notes with principal balances of $12.0 million in exchange for 290,549 shares of our Class A Common Stock. We recognized a Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument.
Interest Expense

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Interest expense	$(3,944)	$(501)	$(3,443)	(687)%
The increase in Interest expense was primarily due to the financial obligation on sale and leaseback transaction that did not exist during the six months ended June 30, 2023.
Related Party Interest Expense

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Related party interest expense	$(6,600)	$(70)	$(6,530)	9329%
The increase in Related party interest expense was due to our default on the Chongquing Leshi Small Loan Co., Ltd note, which resulted in a substantial increase in our interest rate along with additional interest expense and penalties. As discussed in Note 8, Related Party Transactions, we had previously negotiated with a related party to partially forgive debt and interest on its related note, in exchange for the promise to make payments on a scheduled basis. The interest related to this note was reinstated for the first quarter of 2024 due to our default on the underlying note.
Other (Expense) Income, Net

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Amount	%
Other expense, net	$238	$(298)	$536	(180)%
The change in Other expense, net was primarily due to a decrease in foreign currency transaction losses resulting from the revaluation of transactions denominated in currencies other than U.S. Dollars that are remeasured at the end of each period.

Liquidity and Capital Resources
Going Concern
We have evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Unaudited Condensed Consolidated Financial Statements are issued. Based on our recurring losses from operations since inception and continued cash outflows from operating activities (all as described below), we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q were issued.
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
We have and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of our electric vehicle platform, development of vehicle models, finalizing the build out of the FF ieFactory California manufacturing facility, and capital raising. We incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $4,115.4 million, an unrestricted cash balance of $0.8 million and a negative working capital position of $198.7 million, excluding restricted cash, as of June 30, 2024. During 2023, we delivered our first vehicles but expect to continue generating significant operating losses for the foreseeable future. We have funded our operations and capital needs primarily through the issuance of related party notes payable and notes payable (see Note 7, Notes Payable and Note 8, Related Party Transactions in the notes to the Unaudited Condensed Consolidated Financial Statements), convertible notes, and the sale of common stock.
Pursuant to the Secured SPA, the Unsecured SPA, the Unsecured Streeterville SPA, the FFVV Joinder, and the Senyun Joinder (collectively the “SPA Commitments”) (see Note 7, Notes Payable and Note 8, Related Party Transactions in the notes to the Unaudited Condensed Consolidated Financial Statements), we obtained commitments from several investors. As of June 30, 2024, the SPA Commitments totaled $554.5 million, of which $343.2 million was funded, $211.3 million remained to be funded, and $78.6 million in principal was outstanding. As of June 30, 2024, Optional Commitments under the SPA Commitments totaled $366.0 million, of which $47.2 million was funded, $318.8 million remained to be funded, and $9.2 million was outstanding. The remaining amounts to be funded as of June 30, 2024, are subject to the achievement of delivery milestones, satisfaction of closing conditions, resolution of disputes with investors, and satisfaction or waiver of other conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes.
We may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional incremental convertible senior secured note purchasers under the SPA Commitments or other debt or equity financing in a timely manner, on acceptable terms, or at all.
On November 11, 2022, we entered into a three-year Standby Equity Purchase Agreement (the “SEPA”) with YA II PN Ltd. (“Yorkville”). Under terms of the SEPA, we may, at our option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate under our option) of Class A Common Stock to an affiliate of Yorkville Advisors, subject to certain limitations. As of June 30, 2024, we had the right to issue and sell up to an additional $192.5 million, or $342.5 million if we exercise our option under the SEPA, of Class A Common Stock under the SEPA.
In addition, on September 26, 2023, we entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC, as sales agents, to sell shares of Class A Common Stock, from time to time, with aggregate gross sales proceeds of up to $90.0 million pursuant to the Registration Statement as an “at-the-market” offering under the Securities Act (the “ATM Program”). The ATM Program had been the primary source of liquidity for us since September 2023. SEC rules and regulations, because we failed to timely file the Form 10-K and the Quarterly Report Form 10-Q for the quarter ended March 31, 2024, it is not S-3 eligible and cannot access the ATM Program. As such, our current primary source of liquidity is the issuance of various convertible note instruments.
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
As of and since June 30, 2024, we were and have been in default on the SPA Commitments and we are presenting the related notes as current. Since April 2023, we had been in default on, and since January 1, 2024, have been in breach of, our debt agreement with Chongqing Leshi Small Loan Co., Ltd., a related party, with an outstanding principal balance of $7.6 million and interest payable of $18.5 million as of June 30, 2024.
Sources of Liquidity
As of June 30, 2024, we maintained unrestricted cash on hand totaling $0.8 million, which was held for working capital and general corporate purposes. We also have access to various sources of additional capital, including the SEPA, the ATM Program, the SPA Commitments and other unsecured convertible notes. Our current primary source of liquidity the issuance of various convertible note instruments. Our ability to access these sources of capital and further information on amounts available is discussed in Note 2, Liquidity and Capital Resources and Going Concern in the notes to the Unaudited Condensed Consolidated Financial Statements.
Significant Related Party Notes Payable and Notes Payable Facilities
We have been significantly funded by notes payable from related parties and third parties. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by our founder and Chief Product and User Ecosystem Officer. For more information on the outstanding related party notes payable and notes payable as well as the related schedules of maturities, see Note 7, Notes Payable, and Note 8, Related Party Transactions, of the notes to the Unaudited Condensed Consolidated Financial Statements.
Related party notes payable consists of the following as of June 30, 2024:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – China	December 2023	18.0%	$7,577
Related party notes – Unsecured Convertible	April 8, 2024	0.0427	1,951
Related party notes – China various other	Due on Demand	—%	3,805
Related party notes – Convertible FFGP	May 2024	4.27%	$250
Related party notes – FFGP	Various 2024	4.27% - 5.27%	$1,576
			15,159
Less: Related party notes payable, current			(15,159)
Total: Related party notes payable, less current			$—

We have entered into notes payable agreements with third parties, which consist of the following as of June 30, 2024:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%-15%	$74,931	$(25,011)	$(7,205)	$42,715
Unsecured SPA Notes*	Various dates in 2029	10%-15%	12,815	189	(2,501)	10,503
Unsecured Convertible Notes	Various dates in 2024	4.27%	18,080	3,105	—	21,185
Notes payable – China other	Due on Demand	—%	4,878	—	—	4,878
Auto loans	October 2026	6.99%	64	—	—	64
			$110,768	$(21,717)	$(9,706)	79,345
Less: Related party notes payable						$(1,951)
Less: Notes payable, current portion						(77,394)
Total: Notes payable, less current portion						$—
* includes amounts attributed to the Unsecured Streeterville SPA
All notes are classified as current as of June 30, 2024.
Cash Flow Analysis
Presented below is a summary of FF’s cash flows for the periods indicated:

(in thousands)	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(29,091)	$(160,708)
Investing activities	(271)	(25,852)
Financing activities	26,715	181,838
Effect of exchange rate changes on cash and restricted cash	(1)	5,604
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
Net cash used in operating activities was $29.1 million for the six months ended June 30, 2024 as compared to $160.7 million for the six months ended June 30, 2023. Cash used in operating activities was primarily made up of Net loss, depreciation expense, impairment on leases, changes in fair value of and settlements on notes and related party notes payable and changes in working capital. The change in net cash used in operating activities was primarily driven by decreases to net loss, to losses on settlement notes payable, and to changes in fair value of notes payable and warrant liabilities, and by increases in depreciation expense, loss on impairment on leases, and loss on related party notes payable, and a decrease in cash outflows from operating activities, partially offset by reductions in settlements on notes payable, changes in the fair value of related party notes and a reduction in stock-based compensation expense.
Investing Activities
Net cash used in investing activities was $0.3 million and $25.9 million for the six months ended June 30, 2024 and 2023, respectively, and was related to the significant decrease in the acquisition of fixed assets due to the reduction of liquidity.

Financing Activities
Net cash provided by financing activities was $26.7 million and $181.8 million for the six months ended June 30, 2024 and 2023, respectively.
Net cash provided by financing activities during the six months ended June 30, 2024 primarily consisted of $23.9 million in proceeds from notes payable, net of original issue discount, and $3.0 million in proceeds from related party notes payable.
Net cash provided by financing activities during the six months ended June 30, 2023 primarily consisted of $160.8 million in proceeds from notes payable, net of original issue discount, and $4.1 million in proceeds from the exercise of warrants, offset by $1.8 million of notes payable transaction costs.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The effects of exchange rate changes on cash and restricted cash was immaterial for the six months ended June 30, 2024 and $5.6 million for the six months ended June 30, 2023. The effects of exchange rate changes on cash and restricted cash result from fluctuations in the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Renminbi. Fluctuations in exchange rates against the U.S. Dollar may positively or negatively affect our operating results.
Off-Balance Sheet Arrangements
We did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, we did not have any off-balance sheet arrangements as of June 30, 2024 and December 31, 2023.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
FF’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that FF files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Global Chief Executive Officer and its Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on an evaluation of FF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), FF’s Global Chief Executive Officer and Interim Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that FF’s disclosure controls and procedures were not effective as of June 30, 2024, due to the material weaknesses in our internal control over financial reporting described below.
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
In addition, as of June 30, 2024, certain departments within the Company report to both Mr. Jia (our founder and Chief Product and User Ecosystem Officer) and Mr. Aydt (our Global Chief Executive Officer), including the Company’s user ecosystem, capital markets, human resources and administration, and FF China (“FFCN”), subject to processes and controls that have been determined and continue to be developed by the Board after consultation with the Company’s management. Further, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act, and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act. FF has or is planning to put in place processes and controls to mitigate the risks associated with the changes in Mr. Jia’s responsibilities as well as to enhance oversight and corporate governance, including but not limited to:
•Continuing to monitor the segregation of responsibilities and duties in the Company’s user ecosystem, capital markets, human resources and administration, and FFCN;
•Requiring the Board, or a designated committee of the Board, to approve the signing of financing agreements, the hiring, promotion or termination of vice presidents of the Company and above (including additional Section 16 officers), and the adoption of Company-wide compensation policies;

•While the Company has hired a Compliance Officer with the title of a Deputy General Counsel to support its compliance efforts (hired in March 2023), it will continue to review the need to employ a Chief Compliance Officer who will report on a dotted line to the Chair of the Audit Committee; and
•Re-engaging external consulting resources review compliance activities and perform work in the capacity of an internal audit function, who will report on a dotted line to the Chair of the Audit Committee.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, FF’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, FF may become involved in legal proceedings arising in the ordinary course of business. We are currently a party to various legal or governmental proceedings, the outcome of which, although currently uncertain, if determined adversely to us, could individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations. See the section titled “Legal Proceedings” in Note 10, Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion of our legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously described under Item 1A of the December 31, 2023 Form 10-K and the March 31, 2024 Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Pursuant to the Secured SPA, Unsecured SPA, Unsecured Streeterville SPA, and all other eligible unsecured notes (together referred to as the “Notes”), each as amended or supplemented, the Company sold approximately $21.60 million in principal amount of convertible notes to investors since March 31, 2024. On August 2, 2024, Senyun International Ltd. (“Senyun”) exercised its right to convert the outstanding balance of its unsecured notes into Unsecured Convertible Notes pursuant to terms contained in the Securities Purchase Agreement between the Company and Senyun dated as of May 8, 2023. Senyun converted its outstanding balance and accrued interest into $21.1 million of Unsecured Convertible Notes. Under the Secured SPA, Unsecured SPA and Unsecured Streeterville SPA, investors can purchase an additional $506.8 million in aggregate principal amount of convertible notes. The Notes were issued, to the extent issued, or will be issued, to the extent unissued, pursuant to the exemption from registration requirements of the Securities Act, provided by Section 4(a)(2) thereof. See Note 7, Notes Payable in the notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding the Notes.

The SPA Notes, upon the funding, may be converted into shares of Class A Common Stock on a cashless basis at any time, at the request of the holders subject to the availability of registered shares or the note holder satisfying the holding period pursuant to Rule 144 of the Securities Act. As of August 9, 2024, the principal conversion price of the Notes under Secured SPA, Unsecured SPA and Unsecured Streeterville SPA was $0.7332 per share and the interest make whole conversion price was $10.896 per share. The principal conversion price is subject to a full ratchet anti-dilution price protection if the Company has a subsequent equity sale below $0.7332 per share. On August 2, 2024, the Company entered into a Waiver Agreement with certain investors, which allowed the investors to, upon the delivery of a conversion notice, adjust the principal conversion price and the interest conversion price to the lower of (i) the existing principal conversion price and (ii) 90% of prior day VWAP of the Company’s Common Stock. For every $1.0 million of notes converted, the Company would issue 25,555,555, 12,777,777, 5,111,111, 2,555,555, 1,568,466, 1,568,466, and 1,568,466 shares at a hypothetical per share price of common stock of $0.05, $0.10, $0.25, $0.50, $1.00, $2.50, and $5.00, respectively.

The shares to be issued upon conversion of the principal amounts under the convertible notes to each of the holders will be issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
No director or Section 16 officer of the Company entered into, modified or terminated a Rule 10b5-1 trading arrangement or any non-Rule 105b-1 trading arrangement during the three months ended June 30, 2024.
Settlement Agreement
As previously disclosed, in July 2023, Palantir Technologies, Inc. (“Palantir”) filed a demand for arbitration against the Company related to the July 12, 2021 Master Subscription Agreement (“MSA”), and in March 2024, the Company and Palantir entered into a settlement and release agreement (the “Settlement and Release Agreement”) pursuant to which, among other things, the Company agreed to pay Palantir $5.0 million in four quarterly installments in 2024 (the “Fees”).
On August 9, 2024, the Company and Palantir entered into an amendment to the Settlement and Release Agreement pursuant to which, in lieu of paying the remaining $4.8 million in cash, the Company agreed to issue Palantir $2.4 million of Common Stock by August 9, 2024, and $2.4 million in Common Stock by October 1, 2024. The Company further agreed to register the shares under the Securities Act for resale by Palantir.
The foregoing description of the amendment to the Settlement and Release Agreement is qualified in its entirety by reference to the amendment to the Settlement and Release Agreement, a copy of which will be filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits	Incorporation by Reference

3.1	Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K/A filed on August 29, 2023.
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024.
3.3	Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 26, 2024.
3.4	Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on August 1, 2024.
3.5	Amended and Restated Bylaws of the Company	Exhibit 3.2 to the Current Report on Form 8-K filed on June 16, 2023.
10.1+	Faraday Future Intelligent Electric Inc. Amended and Restated 2021 Stock Incentive Plan, effective June 20, 2024	Faraday Future Intelligent Electric Inc. Amended and Restated 2021 Stock Incentive Plan, effective June 20, 2024
10.2	Purchase Agreement, dated June 21, 2024, by and between the Company and Matthias Aydt	Exhibit 10.1 to the Current Report on Form 8-K filed on June 24, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the Unaudited Condensed Consolidated Financial Statements and accompanying notes to Unaudited Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
*     Filed herewith.
**    Furnished herewith.
+    Designates a management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Faraday Future Intelligent Electric Inc.

Date: August 14, 2024

By:	/s/ Matthias Aydt
Name:	Matthias Aydt
Title:	Global Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jonathan Maroko
Name:	Jonathan Maroko
Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)