Form 10-Q
period 2024-09-30
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2024-11-08
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number: 001-39395
Faraday Future Intelligent Electric Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-4720320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18455 S. Figueroa Street, Gardena, CA	90248
(Address of Principal Executive Offices)	(Zip Code)
(424) 276-7616
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FFIE	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $110,400.00 per share	FFIEW	The Nasdaq Stock Market LLC

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

The registrant had outstanding 45,325,353 shares of Class A common stock and 6,667 shares of Class B common stock as of November 6, 2024.

Faraday Future Intelligent Electric Inc.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Faraday Future Intelligent Electric Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2024
	(Unaudited)	December 31, 2023
Assets
Current assets:
Cash	$7,269	$1,898
Restricted cash	80	2,127
Accounts receivable	—	7
Inventory, net	27,280	34,229
Deposits	29,866	31,382
Other current assets	15,190	21,721
Total current assets:	79,685	91,364
Property, plant and equipment, net	360,063	417,812
Operating lease right-of-use assets, net	5,797	16,486
Other non-current assets	3,541	4,877
Total assets:	$449,086	$530,539
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$81,369	$93,170
Accrued expenses and other current liabilities	59,391	62,391
Warrant liabilities	13,359	285
Related party warrant liabilities	—	21
Accrued interest	187	25
Related party accrued interest	20,131	753
Operating lease liabilities, current portion	2,645	3,621
Notes payable	56,086	91,150
Related party notes payable	14,714	9,760
Total current liabilities:	247,882	261,176
Financial obligations on lease back transaction	27,459	25,483
Operating lease liabilities, less current portion	11,760	14,306
Notes payable, less current portion	3,800	—
Other liabilities	1,429	1,338
Total liabilities:	292,330	302,303
Commitments and contingencies (see Note 10)
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 99,815,625 and 1,232,292 shares authorized; 30,713,729 and 1,060,826 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	—
Class B Common Stock, $0.0001 par value; 4,429,688 and 54,688 shares authorized; 6,667 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	4,345,624	4,180,873
Accumulated other comprehensive income	4,216	5,862
Accumulated deficit	(4,193,087)	(3,958,499)
Total stockholders’ equity:	156,756	228,236
Total liabilities and stockholders’ equity:	$449,086	$530,539

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$9	$551	$304	$551
Cost of revenues	21,453	16,131	63,110	22,744
Gross profit	(21,444)	(15,580)	(62,806)	(22,193)
Operating expenses
Research and development	5,180	21,593	15,185	104,670
Sales and marketing	2,601	5,318	6,857	18,082
General and administrative	8,278	24,023	39,327	67,598
Settlement on accrued research and development expenses	(14,935)	—	(14,935)	—
Lease impairment loss	57	—	7,673	—
Loss on disposal on property, plant and equipment	2,582	—	2,511	3,698
Change in fair value of earnout liability	—	(67)	—	2,033
Total operating expenses	3,763	50,867	56,618	196,081
Loss from operations	(25,207)	(66,447)	(119,424)	(218,274)
Change in fair value of notes payable and warrant liabilities	8,287	17,571	28,927	90,030
Change in fair value of related party notes payable and related party warrant liabilities	654	4,726	315	5,110
Loss on settlement of notes payable	(59,128)	(21,357)	(117,509)	(204,885)
Loss on related party notes payable	—	(10,756)	(14,295)	(17,248)
Interest expense	(1,442)	(90)	(5,386)	(591)
Related party interest expense	(1,212)	(69)	(7,812)	(139)
Other income/(expense), net	361	(1,624)	599	(1,922)
Loss before income taxes	(77,687)	(78,046)	(234,585)	(347,919)
Income tax provision	1	—	(3)	(28)
Net loss	$(77,686)	$(78,046)	$(234,588)	$(347,947)

Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(5.32)	$(453.59)	$(27.42)	$(2,793.90)
Diluted	(5.32)	(453.59)	(27.42)	(2,793.90)
Weighted average shares used in computing net loss per share of Class A and B Common Stock:
Basic	15,379,402	172,062	8,707,165	124,538
Diluted	15,379,402	172,062	8,707,165	124,538

Total comprehensive loss
Net loss	$(77,686)	$(78,046)	$(234,588)	$(347,947)
Foreign currency translation adjustment	(2,510)	(1,560)	(1,646)	4,007
Total comprehensive loss	$(80,196)	$(79,606)	$(236,234)	$(343,940)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	11,031,625	$1	6,667	$—	$4,257,356	$6,726	$(4,115,401)	$148,682
Conversion of notes payable and accrued interest into Class A Common Stock (see Note 7)	19,107,321	2	—	—	84,079	—	—	84,081
Reclassification of SPA Warrants from liability to equity	—	—	—	—	160	—	—	160
Issuance of common stock and warrants	—	—	—	—	10	—	—	10
Settlement of Palantir dispute with issuance of Class A Common Stock (see Note 10)	252,768	—	—	—	2,400	—	—	2,400
Purchase of Class A Common Stock under Salary Deduction and Stock Purchase Agreements (see Note 11)	10,455	—	—	—	36	—	—	36
Reverse Stock split related round up share issuances	306,472	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,593	—	—	1,593
Issuance of shares for RSU vesting net of tax withholdings	5,088	—	—	—	(10)	—	—	(10)
Foreign currency translation adjustment	—	—	—	—	—	(2,510)	—	(2,510)
Net loss	—	—	—	—	—	—	(77,686)	(77,686)
Balance as of September 30, 2024	30,713,729	$3	6,667	$—	$4,345,624	$4,216	$(4,193,087)	$156,756
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	1,060,833	$—	6,667	$—	$4,180,873	$5,862	$(3,958,499)	$228,236
Conversion of notes payable and accrued interest into Class A Common Stock (see Note 7)	29,077,806	3	—	—	159,903	—	—	159,906
Reclassification of SPA Warrants from liability to equity	—	—	—	—	160	—	—	160
Issuance of common stock and warrants	—	—	—	—	10	—	—	10
Settlement of Palantir dispute with issuance of Class A Common Stock (see Note 10)	252,768	—	—	—	2,400	—	—	2,400
Purchase of Class A Common Stock under Salary Deduction and Stock Purchase Agreements (see Note 11)	10,455	—	—	—	36	—	—	36
Reverse stock split related round up share issuances	306,779	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,252	—	—	2,252
Issuance of shares for RSU vesting net of tax withholdings	5,088	—	—	—	(10)	—	—	(10)
Foreign currency translation adjustment	—	—	—	—	—	(1,646)	—	(1,646)
Net loss	—	—	—	—	—	—	(234,588)	(234,588)
Balance as of September 30, 2024	30,713,729	$3	6,667	$—	$4,345,624	$4,216	$(4,193,087)	$156,756
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	148,310	$—	6,667	$—	$4,065,284	$9,072	$(3,796,656)	$277,700
Conversion of notes payable and accrued interest into Class A Common Stock (See Note 7)	101,518	—	—	—	51,907	—	—	51,907
Reclassification of earnout shares from liability to equity on August 25, 2023 due to authorized share increase (see Note 11)	—	—	—	—	1,381	—	—	1,381
Reclassification of stock-based awards from liability to equity on August 25, 2023 due to authorized share increase (see Note 11)	—	—	—	—	2,043	—	—	2,043
Issuance of common stock	13,480	—	—	—	8,520	—	—	8,520
Reverse stock split related round up share issuances	1,366	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	216	—	—	216
Issuance of shares for RSU vesting net of tax withholdings	32	—	—	—	(358)	—	—	(358)
Cancellations	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(1,560)	—	(1,560)
Net loss	—	—	—	—	—	—	(78,046)	(78,046)
Balance as of September 30, 2023	264,706	$—	6,667	$—	$4,128,993	$7,512	$(3,874,702)	$261,803

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022 (as restated)	58,682	$—	6,667	$—	$3,724,242	$3,505	$(3,526,755)	$200,992
Conversion of notes payable and accrued interest into Class A Common Stock (see Note 7)	185,601	—	—	—	335,015	—	—	335,015
Change in classification of warrants from Additional paid-in capital to liability pursuant to the Warrant Exchange (see Note 7)	—	—	—	—	(6,811)	—	—	(6,811)
Reclassification of earnout shares from liability to equity on February 28, 2023 due to authorized share increase (see Note 11)	—	—	—	—	5,014	—	—	5,014
Reclassification of stock-based awards from liability to equity on February 28, 2023 due to authorized share increase (see Note 11)	—	—	—	—	8,978	—	—	8,978
Reclassification of earnout shares from equity to liability on April 21, 2023 due to insufficient authorized shares (see Note 11)	—	—	—	—	(2,112)	—	—	(2,112)
Reclassification of stock-based awards from equity to liability on April 21, 2023 due to insufficient authorized shares (see Note 11)	—	—	—	—	(2,979)	—	—	(2,979)
Reclassification of earnout shares from liability to equity on August 25, 2023 due to authorized share increase (see Note 11)	—	—	—	—	1,381	—	—	1,381
Reclassification of stock-based awards from liability to equity on August 25, 2023 due to authorized share increase (see Note 11)	—	—	—	—	2,043	—	—	2,043
Issuance of common stock	13,480	—	—	—	8,520	—	—	8,520
Reverse stock split related round up share issuances	1,366	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,840	—	—	4,840
Exercise of warrants	5,326	—	—	—	51,276	—	—	51,276
Exercise of stock options	6	—	—	—	44	—	—	44
Issuance of shares for RSU vesting net of tax withholdings	271	—	—	—	(458)	—	—	(458)
Cancellations	(26)	—	—	—	—	—	—	—
Foreign currency translation adjustment		—	—	—	—	4,007	—	4,007
Net loss		—	—	—	—	—	(347,947)	(347,947)
Balance as of September 30, 2023	264,706	$—	6,667	$—	$4,128,993	$7,512	$(3,874,702)	$261,803
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(234,588)	$(347,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	53,504	27,673
Stock-based compensation	2,252	8,906
Lease impairment loss	7,673	—
Loss on disposal of property, plant and equipment	2,511	3,698
Change in fair value of related party notes payable and related party warrant liabilities	(315)	(5,110)
Change in fair value of notes payable and warrant liabilities	(28,927)	(90,461)
Change in fair value measurement of earnout liability	—	1,381
Amortization of operating lease right-of-use asset	1,947	2,491
Loss on foreign exchange	(40)	218
Non-cash interest expense	2,030	—
Loss on settlement of notes payable	117,509	204,885
Loss on related party notes payable	14,295	17,248
Settlement on accrued research and development expenses	(14,935)	—
Other	366	1,416
Changes in operating assets and liabilities:
Deposits	1,157	(19,237)
Inventory	6,949	(30,758)
Other current and non-current assets	7,554	(3,415)
Accounts payable	(1,736)	13,838
Financial obligations on sale and lease back transaction	1,976	—
Accrued expenses and other current liabilities	3,612	(23,332)
Operating lease liabilities	(2,134)	(1,838)
Accrued related party interest expense	7,544	(26)
Net cash used in operating activities	(51,796)	(240,370)
Cash flows from investing activities
Proceeds from sale of equipment	87	—
Purchase of property, plant and equipment	(659)	(10,846)
Net cash used in investing activities	(572)	(10,846)
Cash flows from financing activities
Proceeds from notes payable, net of original issuance discount	54,021	208,650
Proceeds from related party notes payable	3,075	19,782
Proceeds from sale of Common Stock, net of issuance costs	—	8,520
Proceeds from exercise of warrants	—	4,074
Payments of notes payable	(101)	—
Settlement of notes payable transaction costs	(1,310)	(2,489)
Payments of finance lease obligations	—	(1,016)
Proceeds from exercise of stock options	—	44
Net cash provided by financing activities	55,685	237,565
Effect of exchange rate changes on cash and restricted cash	7	3,704
Net change in cash and restricted cash	3,324	(9,947)
Cash and restricted cash, beginning of period	4,025	18,514
Cash and restricted cash, end of period	$7,349	$8,567

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)

The following table provides a reconciliation of cash and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30, 2024	September 30, 2023
Cash and restricted cash
Cash	$7,269	$6,714
Restricted cash	80	1,853
Total cash and restricted cash	$7,349	$8,567

	Nine Months Ended September 30,
	2024	2023

Supplemental disclosure of noncash investing and financing activities
Additions of property, plant and equipment included in accounts payable and accrued expenses	$45,455	34,124
Reclassification of stock-based awards from liability to equity on February 28, 2023 due to authorized share increase	—	8,978
Conversion of notes payable, related party notes payable and accrued interest into Class A Common Stock (as restated)	44,891	125,327
Issuance of SPA Warrants and Junior SPA Warrants	17,194	34,257
Reclassification of earnout shares from liability to equity on February 28, 2023 due to authorized share increase	—	5,014
Reclassification of earnout shares from equity to liability on April 21, 2023 due to insufficient authorized shares	—	2,112
Reclassification of stock-based awards from equity to liability on April 21, 2023 due to insufficient authorized shares	—	2,979
Reclassification of earnout shares from liability to equity on August 25, 2023 due to authorized share increase	—	1,381
Reclassification of stock-based awards from liability to equity on August 25, 2023 due to authorized share increase	—	2,043
Issuance of exchange note	—	16,500
Reclassification of warrants from equity to liability	—	6,811
Reduction in warrants pursuant to the Exchange Agreement	—	16,506
Purchase of Class A Common Stock under the Salary Deduction and Stock Purchase Agreements	36	—
RSU tax withholdings	10	—

Supplemental disclosure of noncash operating activities
Settlement of Palantir dispute with issuance of Class A Common Stock	2,400	—

Supplemental disclosure of cash flow information
Cash paid for interest	2,988	465
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
These Unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual audited financial statements prepared in accordance with GAAP and should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 28, 2024 (as amended, the “Form 10-K”). Accordingly, the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2024, has been derived from the Company’s annual audited Consolidated Financial Statements but does not contain all of the footnote disclosures from the annual financial statements. The Company believes that the disclosures included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) are adequate to make the information presented not misleading.
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
Our annual reporting period is the calendar year. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the 2024 full year or any future periods.
Reclassification
For the nine months ended September 30, 2023, the Company reclassified $0.4 million from Loss on write-off of vendor deposits, net to Other within the Condensed Consolidated Statement of Cash Flows. This reclassification increased the Other line item total from $1.0 million to $1.4 million. The adjustment was made to streamline the presentation by consolidating immaterial items, thereby enhancing the clarity of our financial reporting. Prior period amounts have been reclassified to conform to the current period presentation. This reclassification had no impact on the Company's net cash provided by operating activities, investing activities, or financing activities.
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
Given the global economic climate, estimates are subject to additional volatility. As of the date of filing the Company’s Unaudited Condensed Consolidated Financial Statements on this Form 10-Q with the SEC for the period ended September 30, 2024, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or revisions to the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s Unaudited Condensed Consolidated Financial Statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.
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
Revenue was $0.01 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, revenue was $0.3 million and $0.6 million, respectively. Revenue is grouped into automotive sales revenue and automotive leasing revenue.
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
The Company recognizes revenue on automotive sales upon delivery to the customer, which is when control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business and as indicated in the sales contract. OTA software updates are provisioned upon transfer of control of a vehicle and recognized over time on a straight-line basis as the Company has a stand-ready obligation to deliver such services to the customer. For obligations related to automotive sales, FF estimates standalone selling price by considering costs used to develop and deliver the good or service, third-party pricing of similar options and other information that may be available. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of the Company’s performance obligations. Vehicle contracts do not contain a significant financing component. Automotive sales revenue was zero and $0.3 million for three and nine months ended September 30, 2024, respectively.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company provides its customers with a residual value guarantee that may or may not be exercised in the future. The impact of such residual value guarantees was immaterial to the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024.
Co-creation Arrangements
As part of the Company’s Futurist Product Officers (“FPO”) Co-Creation Delivery program that began in August 2023, the Company has entered into co-creation agreements with certain customers. The arrangement leverages some of the Company’s sales and leasing customers to share vehicle feedback, driving data, ideas, and experiences with the Company’s engineers, social media posts and other promotions in exchange for specified fees. For the services performed, the Company compensates the respective customers through a monthly consulting fee payment or a discount on their monthly lease payment. The consideration paid to these customers relate to marketing and R&D services that are distinct and could be purchased by the Company from a separate third party. Management examined in detail the services provided by each respective customer in accordance with the co-creation agreement, established various data points, and rationally assigned a dollar amount that was deemed representative of the fair value of the services. Co-creation payments that exceed the fair value of the distinct services performed by the customer are considered consideration paid to the customer and were treated as a reduction in revenue. Co-creation fees recorded as a reduction to revenue and also within research and development (“R&D”) expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss were less than $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.
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
Automotive Leasing Revenue
Sales-Type Leasing Program
The Company has outstanding leases accounted for as sales-type leases under ASC 842, Leases (“ASC 842”). Customers have the right to purchase the vehicle at the end of the lease term, which is usually 36 months. A customer qualifies under this program if the purchase option is reasonably certain to be exercised, and the Company therefore expects the customer to take title to the vehicle at the end of the lease term after making all contractual payments. The Company recognizes all revenue and costs associated with the sales-type lease as automotive leasing revenue and automotive leasing cost of revenue, respectively, upon delivery of the vehicle to the customer when collectability of lease payments is probable at lease commencement. If collectability of lease payments is not probable at commencement, the Company recognizes the lease payments as deposit liability on the Company’s Condensed Consolidated Balance Sheets and does not derecognize the leased vehicle until such point that collectability of lease payments becomes probable. Revenue under this program was immaterial for the three and nine months ended September 30, 2024.
Operating Leasing Program
The Company has outstanding leases under its vehicle operating leasing program in the United States. Qualifying customers are permitted to lease a vehicle for up to 36 months. At the end of the lease term, customers are generally required to return the vehicle to the Company. The Company accounts for these leasing transactions as operating leases. The Company records leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and it records the depreciation of these vehicles to cost of automotive leasing revenue. For the three and nine months ended September 30, 2024, the revenue recorded under this program was immaterial. As of September 30, 2024, deferred lease-related upfront payments that will be recognized on a straight-line basis over the contractual terms of the individual leases were immaterial. The Company’s policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Customer Deposits and Deferred Revenue
The Company’s customers may reserve a vehicle and pre-order certain services by making a customer deposit, which is fully refundable at any time. Refundable deposits, for vehicle reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits within Accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets.
Customer deposits were $3.2 million as of each of September 30, 2024 and December 31, 2023. When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to the transfer of products or services by the Company. Such advance payments are considered non-refundable, and the Company defers revenue related to any products or services that are not yet transferred.
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Deferred revenue related to products and services was immaterial as of September 30, 2024 and December 31, 2023.
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

(in thousands)	Nine Months Ended September 30, 2024
Accrued warranty - beginning of period	$684
Provision for warranty	34
Warranty costs incurred	(173)
Accrued warranty - end of period	$545

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
Stock-Based Compensation
Effective January 1, 2023, stock-based compensation expense is reduced for forfeitures only when they occur. This change of accounting policy resulted in the recognition of a cumulative increase of prior stock-based compensation expenses totaling $1.8 million, which was recorded in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2023.
Income Taxes
There was no income tax provision impact on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024. The income tax provision (benefit) recognized for the three and nine months ended September 30, 2023 was immaterial. The difference in the Company’s effective tax rate from the federal statutory rate of 21% is due to the ratio of domestic and international loss before taxes. The Company records a full valuation allowance to reflect limited benefits for income taxes in jurisdictions that historically reported losses and a

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
provision for income taxes in jurisdictions that are profitable. The income tax provision for each period was the combined calculated tax expenses/benefits for various jurisdictions.
The Company is subject to taxation and files income tax returns with the U.S. federal government, the state of California and China. The Company’s income tax returns are open to examination by the relevant tax authorities until the expiration of the applicable statute of limitations, which is generally three years after the filing of the tax return. As of September 30, 2024, the Company is not under any tax audits on its income tax returns. All of the Company’s prior year tax returns, from 2017 through 2023, are open under Chinese tax law.
The Company did not accrue any interest or penalties related to the Company's unrecognized tax benefits as of September 30, 2024 and 2023, as the uncertain tax benefits only reduced the net operating losses. The Company does not expect the uncertain tax benefits to have a material impact on its Unaudited Condensed Consolidated Financial Statements within the next twelve months.
Reverse Stock Splits and Recasting of Per-Share Amounts
On August 22, 2023, the Company’s Board of Directors (the “Board”) approved the implementation of a 1-for-80 reverse stock split (the “August 2023 Reverse Stock Split”) of the Company’s Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”) and Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”) and set the number of authorized shares of Common Stock to 3,860,938 (which is 308,875,000 divided by 80). The August 2023 Reverse Stock Split was effected after market close on August 25, 2023, and shares of the Class A Common Stock and publicly traded warrants (the “Public Warrants”) began trading on a split-adjusted basis as of market open on August 28, 2023.
As approved by the Company’s stockholders at a special meeting held on February 5, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the office of the Secretary of State of the State of Delaware to effect an increase in the number of authorized shares of Common Stock from 3,860,938 to 34,748,438.
On February 23, 2024, the Board approved the implementation of a 1-for-3 reverse stock split (the “February 2024 Reverse Stock Split”) of the Common Stock and set the number of authorized shares of Common Stock to 11,582,813 (which is 34,748,438 divided by 3). The February 2024 Reverse Stock Split was effected after market close on February 29, 2024, and shares of the Class A Common Stock and the Public Warrants began trading on a split-adjusted basis as of market open on March 1, 2024.
As approved by the Company’s stockholders at the annual meeting held on July 31, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the office of the Secretary of State of the State of Delaware to effect an increase in the number of authorized shares of Common Stock from 11,582,813 to 104,245,313.
On August 4, 2024, the Board approved the implementation of a 1-for-40 reverse stock split (the “August 2024 Reverse Stock Split”) of the Common Stock and set the number of authorized shares of Common Stock to 104,245,313. The August 2024 Reverse Stock Split was effected after market close on August 16, 2024, and shares of the Class A Common Stock and the Public Warrants began trading on a split-adjusted basis as of market open on August 19, 2024.
All shares of Common Stock, Public Warrants, stock-based compensation awards, earnout shares and per share amounts contained in the Unaudited Condensed Consolidated Financial Statements and accompanying notes have been retroactively adjusted to reflect the August 2023 Reverse Stock Split, February 2024 Reverse Stock Split, and August 2024 Reverse Stock Split (collectively, the “Splits”). In addition, proportionate adjustments were made to the number of shares of Class A Common Stock issuable upon exercise or conversion of the Company’s outstanding convertible debt securities and warrants, as well as the applicable exercise or conversion prices. See Note 11, Stockholders’ Equity, and Note 12, Stock-Based Compensation, for further discussion regarding the Splits.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company has and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of its electric vehicle platform, development of vehicle models, finalizing the build out of the FF ieFactory California manufacturing facility, and capital raising. The Company incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $4,193.1 million, an unrestricted cash balance of $7.3 million and a negative working capital position of $168.3 million, excluding restricted cash, as of September 30, 2024. During 2023, the Company delivered its first vehicles but expects to continue generating significant operating losses for the foreseeable future. The Company has funded its operations and capital needs primarily through the issuance of related party notes payable and notes payable (see Note 7, Notes Payable and Note 8, Related Party Transactions), convertible notes, and the sale of common stock.
Pursuant to the Secured SPA, the Unsecured SPA, the Unsecured Streeterville SPA, the FFVV Joinder, and the Senyun Joinder (collectively the “SPA Commitments”) (see Note 7, Notes Payable and Note 8, Related Party Transactions), the Company obtained commitments from several investors. As of September 30, 2024, the SPA Commitments totaled $554.5 million, of which $365.3 million was funded, $189.2 million remained to be funded, and $38.7 million in principal was outstanding. As of September 30, 2024, Optional Commitments under the SPA Commitments totaled $366.0 million, of which $48.4 million was funded, $317.6 million remained to be funded, and $10.4 million was outstanding. The remaining amounts to be funded as of September 30, 2024, are subject to the achievement of delivery milestones, satisfaction of closing conditions, and satisfaction or waiver of other conditions.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional incremental convertible senior secured note purchasers under the SPA Commitments or other debt or equity financing in a timely manner, on acceptable terms, or at all.
On September 5, 2024, the Company entered into another Securities Purchase Agreement (the “Junior Secured SPA”) with certain institutional investors as purchasers (the “Junior Secured SPA Investors”). Pursuant to the Junior Secured SPA, the Junior Secured SPA Investors agreed to purchase certain secured promissory notes (the “Junior Secured SPA Notes”), warrants, and incremental warrants for approximately $30.0 million, of which $22.5 million was paid in cash and approximately $7.5 million was converted from a previous loan to the Company, in two closings. As of September 30, 2024, the Company had received $20.8 million of the commitments, and the remaining commitments were received by October 30, 2024. Additionally, the Junior Secured SPA Investors were given an incremental warrant to purchase additional Junior Secured SPA Notes, up to amounts originally funded (the “Incremental Warrants”), at the same terms and conditions as the original Junior Secured SPA commitments. The Incremental Warrants are exercisable immediately, entirely at the option of the holder, with a term of one year, to purchase the additional Junior Secured SPA Notes at an exercise price equal to the principal amount of the Junior Secured SPA Notes issued to the Junior Secured SPA Investor.
On November 11, 2022, the Company entered into a three-year Standby Equity Purchase Agreement (the “SEPA”) with YA II PN Ltd. (“Yorkville”). Under terms of the SEPA, the Company may, at its option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate under the Company’s option) of Class A Common Stock to an affiliate of Yorkville Advisors, subject to certain limitations. As of September 30, 2024, the Company had the right to issue and sell up to an additional $192.5 million, or $342.5 million if the Company exercises its option under the SEPA, of Class A Common Stock under the SEPA.
In addition, on September 26, 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC, as sales agents, to sell shares of Class A Common Stock, from time to time, with aggregate gross sales proceeds of up to $90.0 million pursuant to the Registration Statement as an “at-the-market” offering under the Securities Act (the “ATM Program”). The ATM Program was the primary source of liquidity for the Company during the period from September 2023 through December 2023. Under applicable SEC rules and regulations, because FF failed to timely file its Form 10-K and the Quarterly Report Form 10-Q for the quarter ended March 31, 2024, the Company is not eligible to use the S-3 registration process, which restricts its ability to raise capital through that streamlined method of offering securities and cannot access the ATM Program. As such, the Company’s current primary source of liquidity is the issuance of various convertible note instruments.
The Company’s ability to issue and sell additional shares of common stock or warrants under the SEPA and ATM Program is constrained by the number of authorized shares of the Company’s common stock. The Company must consider shares issuable under convertible debt, warrants or other obligations with equity rights. In addition, equity issuances can potentially trigger provisions under the SPA Commitments and Junior Secured SPA Notes that increase the number of shares to be issued upon conversion and reduce the strike price of related warrants. This could result in FF having inadequate authorized shares to meet its outstanding commitments.
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
Since April 2023, the Company has been in default on, and since January 1, 2024, it has been in breach of, its debt agreement with Chongqing Leshi Small Loan Co., Ltd., a related party, with an outstanding principal balance of $7.7 million and interest payable of $20.0 million as of September 30, 2024. During 2024, the Company was also in default on its Unsecured Convertible Note obligations and various related party notes (see Note 7, Notes Payable and Note 8, Related Party Transactions). Due to the cross default provisions of the SPA Notes and Junior Secured SPA Notes, the Company was and has been in default on the SPA and Junior Secured Commitments and the Company is presenting the related notes as current.
3. Inventory, net

(in thousands)	September 30, 2024	December 31, 2023
Raw materials (net of reserves)	$27,174	$33,345
Work in progress	$106	$572
Finished goods	$—	$312
Total inventory	$27,280	$34,229
The inventory reserve was $2.8 million for each of the periods ended September 30, 2024 and December 31, 2023.
4. Deposits and Other Current Assets

(in thousands)
Deposits:	September 30, 2024	December 31, 2023
Deposits for research and development, prototype parts and other	$27,106	$28,609
Deposits for goods and services yet to be received (“Future Work”)	2,760	2,773
Total deposits	$29,866	$31,382

Other current assets:
Prepaid expenses	$6,255	$13,309
Other current assets	8,935	8,412
Total other current assets	$15,190	$21,721
Deposits for research and development, prototype and production parts, and other are recognized and reported as Research and development expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss when services are provided or as prototype parts are received. In addition, during the nine months ended September 30, 2024, the Company made deposits for inventory and property, plant and equipment items, which are classified out of Deposits upon receipt of title.
Prepaid expenses primarily consist of software subscriptions and insurance, and Other current assets includes certain deferred expenses.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
5. Property, Plant and Equipment, Net

(in thousands)	September 30, 2024	December 31, 2023
Land, buildings and leasehold improvements	$104,531	$103,522
Computer hardware	2,397	2,195
Tooling, machinery and equipment	320,542	318,301
Vehicles	669	669
Lease vehicles	2,809	1,873
Computer software	4,339	4,301
Construction in process	27,576	36,491
Total property, plant and equipment	462,863	467,352
Less: Accumulated depreciation	(102,800)	(49,540)
Total property, plant and equipment, net	$360,063	$417,812
Depreciation and amortization expense totaled $17.5 million and $13.2 million for the three months ended September 30, 2024 and 2023, respectively, and $53.3 million and $27.5 million for the nine months ended September 30, 2024 and 2023, respectively.
Due to the build out of the FF ieFactory California, the Company has an asset retirement obligation (“ARO”) totaling $0.8 million and $0.7 million for the periods ended September 30, 2024 and December 31, 2023, respectively. The ARO is recorded to Other liability, less current portion with a corresponding ARO asset within Land, buildings and leasehold improvements and Tooling, machinery and equipment. The ARO asset is depreciated to operating expense over the remaining term of the lease through December 2027.
6. Accrued Expenses and Other Current Liabilities

(in thousands)	September 30, 2024	December 31, 2023
Accrued payroll and benefits	$26,281	$28,037
Accrued legal contingencies	27,125	21,590
Other current liabilities	5,985	12,764
Total accrued expenses and other current liabilities	$59,391	$62,391

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
7. Notes Payable
The Company has entered into notes payable agreements with third parties, which consist of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%-15%	$26,336	$(4,146)	$(1,976)	$20,214
Unsecured SPA Notes*	Various dates in 2029	10%-15%	22,802	398	(2,350)	20,850
Junior Secured Notes	September 2029	10%	20,769	(11,341)	—	9,428
Collateralized loan	October 2028	28%	4,805	—	(419)	4,386
Notes payable – China other	Due on Demand	—%	4,950	—	—	4,950
Auto loans	October 2026	7%	58	—	—	58
			$79,720	$(15,089)	$(4,745)	59,886
Less: Notes payable, current portion						(56,086)
Total: Notes payable, less current portion						$3,800

	December 31, 2023
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%-15%	$100,052	$(15,501)	$(10,319)	$74,232
Unsecured SPA Notes*	Various dates in 2029	10%-15%	13,885	1,208	(2,613)	12,480
Notes payable – China other	Due on Demand	—%	4,898			4,898
Auto loans	October 2026	7%	82			82
			$118,917	$(14,293)	$(12,932)	91,692
Less: Related party notes payable						(542)
Less: Notes payable, current portion						(91,150)
Total: Notes payable, less current portion						$—
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
The SPA Notes are generally subject to an original issue discount of 10%, and are convertible, along with any interest accrued, into shares of Class A Common Stock at the conversion price (as defined in each SPA Note), subject to full ratchet anti-dilution price protection. The SPA Note conversion price equals the lesser of $5.24 or 90% of the volume-weighted average price (“VWAP”) of the common stock as of the previous trading day, which represents an amended, restated and reduced conversion price due to the full ratchet price protections.
The SPA Notes bear interest at 10% per annum (or 15% if interest or settlement is paid in shares). Generally, the SPA Notes require interest to be paid at maturity in cash or in shares of Class A Common Stock.
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
Initial Issuance
On August 2, 2024, the Company and the remaining holders of the SPA Notes entered into a Waiver Agreement (the “Waiver Agreement”), as more fully described below. The Waiver Agreement materially changed the conversion privileges of the SPA Notes. Prior to the parties entering into the Waiver Agreement, the principal balance of the SPA Notes converted into Class A Common Stock at a fixed price of $29.33, which represented an amended, restated and reduced conversion price due to the full ratchet price protections. The SPA Notes generally required interest to be paid on each conversion date and quarterly in cash or in shares of Class A Common Stock. Certain Unsecured and Secured SPA Notes required the payment of interest in cash or shares of Class A Common Stock at maturity. Unless earlier paid, the SPA Notes entitled the purchasers, at each conversion date, to an interest make-whole (a “Make-Whole Amount”), in a combination of cash or Class A Common Stock, at the Company’s discretion, in the amount of the interest that would have been payable if such converted amount was held to maturity. The conversion price for the Make-Whole Amount was generally the greater of (a) the floor price, which was $435.84 immediately prior to the Waiver Agreement or (b) 90% of the lowest VWAP for the five consecutive trading days ending immediately prior to the conversion date. Certain Secured SPA Notes required the Interest Conversion Price to be the lesser of (1) the principal balance conversion price or (2) the greater of (a) the floor price, which was $435.84 or (b) 90% of the lowest VWAP for the five consecutive trading days ending immediately prior to the conversion date. When calculating the shares issuable upon conversion, the Make-Whole Amount was decreased by 50% of the original issue discount pertaining to such amount.
Sixth Secured SPA Amendment
On February 3, 2023, the Company entered into a sixth amendment to the Secured SPA (the “Sixth Secured SPA Amendment”) with certain Secured SPA Purchasers, in which the Company agreed to sell up to $135.0 million in aggregate principal (the “Tranche C Notes”) with terms largely congruent to prior issuances and a $10,080.00 base conversion price subject to full ratchet anti-dilution price protection. Each applicable Secured SPA Purchaser had the option to purchase additional Secured SPA Notes on the same terms as the Tranche C Notes in an amount not to exceed 50% of the initial principal amount of the Tranche C Notes issued to each applicable Secured SPA Purchaser (the “Tranche D Notes”).
Pursuant to the Sixth Secured SPA Amendment, certain outstanding Secured SPA Notes issued by the Company to Secured SPA Purchasers with an aggregate outstanding principal amount of $31.0 million were replaced by the same principal

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
amount of new notes with a $8,568.00 base conversion price. In accordance with ASC 470-50, Debt—Modifications and Extinguishments, the change in conversion price qualified as an extinguishment because the change in the fair value of the conversion feature was substantial. Accordingly, the Company recognized a Loss on settlement of notes payable in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss in the amount of $3.0 million during the three months ended March 31, 2023, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the Secured SPA Notes.
Pursuant to the Sixth Secured SPA Amendment, the Company entered into an agreement with certain Secured SPA Purchasers (the “Exchange Agreement”) holding a total of 20,639 warrants to exchange them for an aggregate 9,426 warrants and convertible notes (the “Exchange Notes”) with a principal balance totaling $41.0 million. The issued warrants have terms that limit down-round ratchet clauses to price adjustments only. The Exchange Notes mature on February 3, 2025, bear interest at 11% per annum, have no original issuance discount, do not have a fixed price conversion, and convert using a VWAP calculation as described in the Exchange Agreement. The remainder of the terms of the Exchange Notes are largely congruent to the existing Secured SPA Notes, including most-favored nation rights. In connection with the Exchange Agreement, equity-classified warrants were exchanged for warrants that qualify for liability classification per ASC 480, Distinguishing Liabilities from Equity, and were reclassified from equity to Warrant liabilities during the period ended September 30, 2023 in an amount totaling $6.8 million (the “Warrant Exchange”). As a result of the transaction, the Company did not recognize a gain or loss in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, as the fair value of the instruments exchanged and received were approximately the same.
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
Eighth Secured SPA Amendment
On May 8 and 9, 2023, the Company entered into amendments to the Secured SPA (collectively, the “Eighth Secured SPA Amendment”) with certain Secured SPA Purchasers. Pursuant to the Eighth Secured SPA Amendment, the parties agreed to amend the floor price of all outstanding Secured SPA Notes, including the Exchange Notes, from $2,016.00 to $960.00 and changed the exercise price of the remaining Secured SPA Notes and SPA Warrants from $10,080.00 to $8,568.00.
In accordance with ASC 470-50, Debt—Modifications and Extinguishments, the change in conversion price qualified as an extinguishment because the change in the fair value of the conversion feature was substantial. Accordingly, the Company recognized a Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2023 in the amount of $11.4 million, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the notes.
Unsecured SPA
On May 8, 2023, the Company entered into the Unsecured SPA. The Unsecured SPA Notes were subject to an original issue discount of 10% and were convertible into shares of Class A Common Stock at an original fixed conversion price equal to $8,568.00, subject to anti-dilution protection. Interest on Unsecured SPA Notes was payable at conversion or at maturity. When calculating the shares issuable upon conversion, the converted amount was decreased by 50% of the original issue discount pertaining to such amount.
Unless earlier paid, the Unsecured SPA Notes entitled the Unsecured SPA Purchasers, at each conversion date, to a Make-Whole Amount, in a combination of cash or Class A Common Stock at the Company’s discretion, in the amount of the interest that would have been payable if such converted amount was held to maturity based on an interest rate of 15% per annum. The conversion price of interest was the greater of (a) the floor price, $960.00 at inception (as adjusted for stock splits,

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
stock dividends, stock combinations, recapitalizations or other similar transactions occurring after the date of this Form 10-Q) and (b) 90% of the lowest VWAP for the five consecutive trading days ending immediately prior to the conversion date.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured SPA Notes because the notes included features, such as a contingently exercisable put option, that meet the definition of an embedded derivative. The Company expenses the transaction costs to Changes in fair value of notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
As part of the Unsecured SPA, the Unsecured SPA Purchasers also received warrants consistent with the rights, terms and privileges of the warrants afforded to the holders of the Secured SPA Notes.
First Unsecured SPA Amendment
On June 26, 2023, the Company entered into an amendment to the Unsecured SPA (the “First Unsecured SPA Amendment”). The First Unsecured SPA Amendment enabled the Unsecured SPA Purchasers to postpone or cancel any closing of their commitment to purchase the Unsecured SPA Notes if the Company had not issued a press release or other public announcement confirming that the second phase of the Company’s delivery plan had begun on or prior to August 31, 2023, within 15 calendar days of such date. The First Unsecured SPA Amendment did not change the cash flows of the Unsecured SPA and is accounted for prospectively with no gain or loss recognized. On August 9, 2023, the Company announced that it had completed the relevant processes and steps that were needed for the second phase of delivery to begin.
Joinder Agreements
On June 26, 2023, the Company entered into a Joinder and Amendment Agreement (the “FFVV Joinder”) with FF Vitality Ventures LLC (“FFVV”), pursuant to which FFVV agreed that FFVV would exercise its option to purchase $20.0 million of Secured SPA Tranche B Notes, subject to certain closing conditions, including the delivery of a warrant to purchase shares of Class A Common Stock equal to 33% of FFSV’s conversion shares with an exercise price equal to $8,568.00. In addition, the parties agreed that if FFSV exercised its option to invest another $10.0 million of Tranche B Notes in accordance with the terms of the Secured SPA on or prior to the later of (x) August 1, 2023 or (y) four business days after the meeting of the Company’s stockholders for the required stockholder approval under the Unsecured SPA to increase the Company’s authorized shares of Common Stock, then the Company would subsequently amend the Unsecured SPA whereby FFVV would invest another $20.0 million in new unsecured notes subject to terms substantially identical to those provided in the Unsecured SPA.
Pursuant to the FFVV Joinder, FFVV agreed to purchase Unsecured SPA Notes up to $40.0 million in eight installments. The floor price of the FFVV Unsecured SPA Notes and for each of the notes issued to FFSV (or its affiliates) under the Secured SPA was to be $480.00 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring thereafter). The funding at each closing was subject to various closing conditions, including: (a) an effective registration statement with respect to (i) the shares of Common Stock issuable upon exercise of the warrants issuable under the Unsecured SPA and (ii) the shares of Common Stock issuable pursuant to the FFVV Unsecured SPA Notes and (b) the Company having reserved the Required Reserve Amount (as defined in the FFVV Joinder) in full. In addition, FFVV had the option, for 12 months from June 25, 2023, to purchase Unsecured SPA Notes. FFVV agreed, on behalf of its affiliates, that FFSV may exchange any Tranche B Notes for either (x) Tranche D Notes, and/or (y) any Unsecured SPA Notes. This option was extended for 12 months from August 2, 2024 in connection with the Waiver Agreement.
The Company agreed to pay FFVV a one-time working fee of $0.3 million and legal fees not to exceed $0.4 million, which was paid by netting the purchase price of new notes with the amount of such fees.
On June 26, 2023, Senyun executed a Second Joinder and Amendment Agreement (the “Senyun Joinder”), pursuant to which Senyun agreed to exercise its option to purchase $15.0 million of Secured SPA Notes in accordance with the terms of the Secured SPA Notes. If Senyun had exercised its option to invest another $10.0 million of Secured SPA Notes in accordance with the terms of the Secured SPA Notes on or prior to the later of (x) August 1, 2023 or (y) four business days after the meeting of the Company’s stockholders for the Stockholder Approval (as defined below), then the Company agreed that it would subsequently amend the Unsecured SPA Notes whereby Senyun would invest another $20.0 million. Senyun did not exercise this latter option.
Pursuant to the Senyun Joinder, Senyun agreed to purchase, under the Unsecured SPA, Unsecured SPA Notes in an aggregate principal amount of up to $30.0 million in eight installments. The floor price for each note issued to Senyun (or its

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
affiliates) under the SPA, was $436.00 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring after the date of this Form 10-Q).
The Company agreed to pay Senyun a one-time working fee of $0.2 million and legal fees not to exceed $0.3 million, which was paid by netting the purchase price for new notes with the amount of such fees.
The FFVV and Senyun Joinders did not trigger any adjustment to the conversion or exercise price of the notes and warrants under the SPA Notes, and Senyun and FFSV waived any such rights to any adjustment to the conversion or exercise price in each of the Secured SPA and/or the Unsecured SPA, as applicable, and the related warrants.
Amendment to Joinder and Amendment Agreement
On August 4, 2023, the Company entered into a Waiver and Amendment Agreement to the FFVV Joinder, pursuant to which FFVV agreed to waive any and all requirements of the Company to reserve shares of Common Stock for issuance pursuant to the SPA Notes or SPA Warrants and deferred any obligations of the Company to deliver any shares of Common Stock for issuance pursuant to the SPA Notes or SPA Warrants until the earlier of (x) September 30, 2023 and (y) the earlier of (I) the trading day immediately following the date of consummation of a reverse stock split of the Common Stock and (II) the 15th business day after the Company’s receipt of stockholder approval to increase the authorized shares of Common Stock. Further, if FFVV exercised its option to invest another $10.0 million of Tranche B Notes in accordance with the terms of the Secured SPA on or prior to the latest of (x) August 1, 2023, (y) four business days after the meeting of the Company’s stockholders for the required stockholder approval under the Unsecured SPA to increase the Company’s authorized shares of Common Stock and for purposes of Nasdaq Stock Market LLC (“Nasdaq”) Listing Rule 5635 (to the extent needed) (the “Stockholder Approval”), and (z) six business days after the Company filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, then FFVV would have the right, at any time prior to the 30th day after the date of consummation of such funding, to invest another $20.0 million in Unsecured SPA Notes, subject to terms substantially identical to those provided for in the Unsecured SPA. FFVV did not exercise this option.
Unsecured Securities Purchase Agreement – Streeterville
On August 4, 2023, the Company entered into a securities purchase agreement with Streeterville (the “Unsecured Streeterville SPA”), for $16.5 million aggregate principal amount of the Company’s senior unsecured promissory notes (the “Streeterville Note”) and a common stock purchase warrant (the “Streeterville Warrant”) to purchase up to 636 shares of Common Stock with an exercise price equal to $8,568.00 per share, subject to full ratchet anti-dilution price protection and other adjustments, and which are exercisable for seven years on a cash or cashless basis.
The Streeterville Note was subject to an original issue discount of $1.5 million. In addition, the Company paid Streeterville $0.2 million to cover Streeterville’s legal fees and other transaction costs incurred in connection with the purchase and sale of the Streeterville Note. The Streeterville Note was convertible into shares of Class A Common Stock, at an original conversion price equal to $8,568.00, plus an interest make-whole amount as described above for the Unsecured SPA, subject to certain adjustments including full ratchet anti-dilution price protection.
The Streeterville Note matures on August 4, 2029 and is subject to the same repayment conversion and most-favored nation terms and conditions as described above for the Unsecured SPA.
Streeterville has the option, from time to time for 12 months after the date of the Unsecured Streeterville SPA, to purchase up to $7.5 million in aggregate (or $15.0 million in aggregate with the Company’s consent) in additional convertible senior unsecured notes and warrants on the same terms as the Streeterville Note and the Streeterville Warrant. This option was extended for 12 months from August 2, 2024 in connection with the Waiver Agreement. Additionally, from the date of the Unsecured Streeterville SPA until the five-year anniversary of the date of the Unsecured Streeterville SPA, upon any issuance by the Company or any of its subsidiaries of Class A Common Stock or Class A Common Stock equivalents for cash consideration, indebtedness or a combination of units thereof (subject to certain exceptions set forth in the Unsecured Streeterville SPA) (each, a “Subsequent Financing”), if Streeterville owns at least $7.5 million principal amount of Streeterville Note (when aggregated with any affiliates of Streeterville), then Streeterville shall have the right to participate in the Subsequent Financing, for up to an amount such that Streeterville’s ownership of the Company remains the same immediately following such Subsequent Financing as its ownership immediately prior to such Subsequent Financing, pursuant to the procedures outlined in the Unsecured Streeterville SPA.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Pursuant to the Streeterville Note, the Company obtained stockholder approval, as required by the Nasdaq listing rules, with respect to the issuance of any shares of Class A Common Stock in excess of 19.99% of the issued and outstanding shares of Class A Common Stock (the “Issuance Cap”), the Conversion Shares (as defined in the Streeterville Note), the Warrant Shares (as defined in the Unsecured Streeterville SPA), and subject to any applicable Nasdaq rules, any shares of Common Stock issuable pursuant to the note and warrant issuable in connection with the reinvestment right set forth in the Unsecured Streeterville SPA in excess of the Issuance Cap. Such stockholder approval was obtained at a special meeting of the Company’s stockholders held on February 5, 2024.
Unanimous Written Consents
During the six months ended June 30, 2024, the Company’s Board of Directors exercised its authority via a series of written consents (the “Unanimous Written Consents”) to adjust the principal conversion price of the SPA Notes as it considered desirable. The Board chose to reduce the principal conversion price from $29.33 to 105% of the listed market price of the Company’s Common Stock at the close of the trading day on which a conversion notice is delivered. The adjustments to the principal conversion price were temporary in nature and contractually concluded on June 30, 2024. The Company accounted for the modification of the SPA Notes prospectively with no gain or loss recorded in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The actions of the Board in the Unanimous Written Consents did not trigger any full ratchet anti-dilution price protection in the Company’s debt and equity securities.
Amendments No. 11 and 12 to Secured SPA
On July 11, 2024, the Company entered into Amendment No. 11 to the Secured SPA (the “Eleventh Secured SPA Amendment”) with FF Vitality Ventures LLC (the “FF Vitality Purchaser”), as purchaser, and Amendment No. 12 to the Secured SPA (the “Twelfth Secured SPA Amendment”) with Senyun, as purchaser.
Pursuant to the Eleventh and Twelfth Secured SPA Amendments, the Company and the purchasers agreed to amend the restrictions on debt and liens under the Secured SPA Notes to permit the Collateralized Loan (as defined below) and the related liens on the collateral, as described below. Additionally, the agent for the Secured SPA Notes also agreed to subordinate the liens that secure the obligations under the Secured SPA Notes to the liens on the collateral granted to secure the obligations under the Collateralized Loan.
Since the Eleventh and Twelfth Secured SPA Amendments do not change the contractual cash flows, the Company accounted for the modification of the SPA Notes prospectively with no gain or loss recorded in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Waiver Agreement
On August 2, 2024, the Company entered into the Waiver Agreement with the remaining holders of the SPA Notes.
Prior to the Waiver Agreement, the Company had certain obligations under the SPA Notes to pay accrued and unpaid interest and the Make-Whole Amount in cash or shares in connection with conversions of such SPA Notes. In an effort to reduce the Company’s ongoing obligations pursuant to the SPA Notes and to encourage the continued conversion of the SPA Notes into shares of Common Stock, the Company entered into the Waiver Agreement, pursuant to which the Company agreed that for each conversion of any SPA Note on or after the effective date of the Waiver Agreement, the conversion price would be the lesser of (1) the conversion price then in effect, $29.33, subject to full ratchet anti-dilution price protection (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring thereafter) or (2) 90% of the VWAP of the Company’s Common Stock as of the trading day ended immediately prior to the time the conversion notice is delivered to the Company.
Additionally, pursuant to the Waiver Agreement, the holders agreed that accrued interest shall be due at maturity or conversion and that the Make-Whole Amount shall always equal zero, such that instead of receiving all the accrued and unpaid interest due under the SPA Notes through maturity, each holder of any SPA Note will receive, upon conversion or settlement, an amount in cash or shares equal to all accrued and unpaid interest accrued through the settlement date. The provisions of the Waiver Agreement will apply to all SPA Notes currently issued or issuable in the future pursuant to the Secured SPA and Unsecured SPA.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Further pursuant to the Waiver Agreement, a holder’s right to purchase any additional notes from previous SPA Notes and amendments executed in any agreement with the Company shall be extended until the first anniversary of the effective date of the Waiver Agreement (i.e., until August 2, 2025).
In accordance with ASC 470-50, Debt—Modifications and Extinguishments, the changes pursuant to the Waiver Agreement qualified as an extinguishment because the change in the fair value of the conversion feature was substantial. Accordingly, the Company recognized a Loss on settlement of notes payable in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss during the three and nine months ended September 30, 2024 in the amount of $2.8 million, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the notes.
Anti-dilution adjustments
During the twelve-month period ended December 31, 2023, the Company entered into multiple dilutive stock sale and purchase transactions, as discussed in Note 2, Liquidity and Capital Resources and Going Concern above that triggered the full ratchet anti-dilution price protections embedded in the SPA Notes and SPA Warrants. As a result, the fixed-price conversion price of the SPA Notes and exercise price of the SPA Warrants outstanding prior to such financings was reduced to a price equal to the price per share paid in the dilutive financings. Excluding the impact of the Conversion Price adjustments pursuant to the Unanimous Written Consents, which expired on June 30, 2024, the SPA Note conversion and SPA Warrant exercise price was $29.33 for SPA Notes that were issued prior to December 31, 2023 and generally, the Make-Whole Amount was calculated using the floor price, which was $435.84.
On September 5, 2024, the Company entered into the Junior Secured SPA. At issuance, the Junior Secured SPA Note conversion price equals the lesser of the stated conversion price, $5.24, or the greater of (1) the floor price, $1.05, or (2) the average VWAP of the common stock for the five previous trading days. The issuance of the Junior Secured SPA Note constituted a dilutive issuance, as the stated conversion price of $5.24 was less than the SPA Note conversion price and the SPA Warrant exercise price. Therefore, the issuance of the Junior Secured SPA Note triggered the full ratchet anti-dilution price protection in the SPA Notes and SPA Warrants, such that the fixed exercise price was reduced to $5.24.
End of Period Secured and Unsecured SPA Information
During the nine months ended September 30, 2024, the Company received cash proceeds, net of original issue discounts, of $8.5 million pursuant to the commitments included in the SPA Notes. The Company received cash proceeds, net of original issue discounts, of $231.1 million in exchange for the issuance of the SPA Notes during the twelve months ended December 31, 2023. The Company incurred approximately $0.1 million and $0.2 million in transaction costs during the three and nine months ended September 30, 2024. The Company incurred zero and approximately $2.5 million in related transaction costs during the three and nine months ended September 30, 2023.
During the nine months ended September 30, 2024, and the twelve months ended December 31, 2023, the Company issued SPA Warrants to the Secured SPA Purchasers and Unsecured SPA Purchasers pursuant to both the Secured SPA and Unsecured SPA arrangements and in connection with the Warrant Exchange. As of September 30, 2024, there were 15,143 SPA Warrants outstanding and as of December 31, 2023, there were 13,906 SPA Warrants outstanding. The SPA Warrants are subject to anti-dilution ratchet price protection and are exercisable for 7 years from the date of issuance (see Note 11, Stockholders’ Equity). The Company may repurchase certain warrants for $0.01 per share if and to the extent the VWAP of the Class A Common Stock during 20 out of 30 consecutive trading days prior to the repurchase is greater than $144,000.00 per share, subject to certain additional conditions. There were no SPA Warrant exercises during the three or nine months ended September 30, 2024. During the twelve months ended December 31, 2023, the Secured SPA Purchasers exercised warrants to purchase 6,292 shares of Class A Common Stock issued pursuant to the SPA Notes, via both cash and cashless exercise.
On September 30, 2024 and 2023, the Company determined that the fair value of the SPA Notes was $41.1 million and $95.4 million, respectively. The fair value of the SPA Warrants on September 30, 2023 was $1.7 million. As of September 30, 2024, no SPA Warrants were classified as liabilities. The Company recorded a gain in Change in fair value of notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss in the amount of $10.9 million and $56.7 million for the three and nine months ended September 30, 2024, respectively, for the SPA Notes and SPA Warrants. The Company recorded a gain in Change in fair value of notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 in the amount of $22.3 million and $95.1 million, respectively, for the SPA Notes and SPA Warrants.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
During the nine months ended September 30, 2024, SPA Notes with an aggregate principal amount of $96.3 million and a fair value of $44.9 million were converted into Class A Common Stock. During the nine months ended September 30, 2023, SPA Notes with an aggregate principal amount of $200.4 million and a fair value of $125.3 million were converted into Class A Common Stock. In connection with the conversions of the SPA Notes, the Company recognized a Loss on settlement of notes payable for the three and nine months ended September 30, 2024 in the amount of $56.4 million and $147.1 million, respectively, and three and nine months ended September 30, 2023 in the amount of $32.1 million and $207.7 million, respectively.
Junior Secured SPA Notes
On September 5, 2024, the Company entered into the Junior Secured SPA with the Junior Secured SPA Investors. Pursuant to the Junior Secured SPA, the Junior Secured SPA Investors agreed to purchase Junior Secured SPA Notes, warrants, and incremental warrants for approximately $30.0 million, of which approximately $22.5 million was paid in cash and approximately $7.5 million was converted from a previous loan to the Company, in two closings. As of September 30, 2024, the Company had received $20.8 million of the commitments, and the remaining commitments were received by October 30, 2024.
The Junior Secured SPA Notes are convertible, along with any interest accrued, into shares of Class A Common Stock at the conversion price (as defined in each Junior Secured SPA Note), subject to full ratchet anti-dilution price protection. At issuance, the Junior Secured SPA Note conversion price equaled the lesser of the stated conversion price, $5.24, or the greater of (1) the floor price, $1.05, or (2) the average VWAP of the common stock for the five previous trading days.
The Junior Secured SPA Notes bear interest at 10% per annum. The Junior Secured SPA Notes require interest to be paid at maturity in cash or at conversion in shares of Class A Common Stock.
The Junior Secured SPA Investors were given warrants (the “Junior SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the Junior Secured SPA Note funded. The Junior SPA Warrants are exercisable immediately with a term of five years and have an exercise price of $6.29, subject to full ratchet anti-dilution protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions. The Company issued to the placement agent for the transaction a warrant (the “Placement Agent Warrant”) identical to that of the Junior Secured SPA Investors for 202,768 shares of Common Stock, exercisable immediately at an exercise price of $6.29 subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions. The Placement Agent Warrant had a fair value of $0.6 million at issuance, which is included as an expense in the Changes in fair value of notes payable and warrant liabilities, in accordance with the Company’s election to account for the Junior Secured SPA Notes at fair value, discussed below. Hereinafter the Placement Agent Warrant is included for discussion purposes with the Junior SPA Warrants since its form and terms are identical.
The Junior Secured SPA Investors were given an incremental warrant to purchase additional Junior Secured SPA Notes, up to amounts originally funded (the “Incremental Warrants”), at the same terms and conditions as the original Junior Secured SPA commitment. The Incremental Warrants are exercisable immediately on the date thereof with a term of one year to purchase the Junior Secured SPA Notes at an exercise price equal to the principal amount of the Junior Secured SPA Notes issued to the Junior Secured SPA Investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Junior Secured SPA Notes because the notes include features, such as a contingently exercisable put option, that meet the definition of an embedded derivative. The Company expenses transaction costs to Changes in fair value of notes payable and warrant liabilities or Changes in fair value of related party notes payable and warrant liabilities, as applicable, in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
End of Period Junior Secured SPA Information
During the nine months ended September 30, 2024, the Company received cash proceeds, net of original issue discounts, of $13.25 million pursuant to the commitments included in the Junior Secured SPA Notes. The Junior Secured SPA Notes were issued in 2024 and therefore there is no financial information to provide for the nine months ended September 30, 2023 or the twelve months ended December 31, 2023. The Company incurred approximately $0.6 million and $0.6 million in related

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
transaction costs during the three and nine months ended September 30, 2024.
During the nine months ended September 30, 2024 the Company issued Junior SPA Warrants to the Junior Secured SPA Investors pursuant to the Junior Secured SPA Notes. As of September 30, 2024, there were 5,931,638 Junior SPA Warrants outstanding. The Junior SPA Warrants are subject to full ratchet anti-dilution price protection and are exercisable for five years from the date of issuance (see Note 11, Stockholders’ Equity). The Company may repurchase certain warrants for $0.01 per share if and to the extent the VWAP of the Class A Common Stock during 20 out of 30 consecutive trading days prior to the repurchase is greater than $12.58 per share, subject to certain additional conditions. There were no Junior SPA Warrant exercises during the three and nine months ended September 30, 2024.
On September 30, 2024, the Company determined that the fair value of the Junior Secured SPA Notes was $9.4 million and the fair value of the Junior SPA Warrants was $13.4 million. The Company recorded a loss in Change in fair value of notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss in the amount of $3.7 million for each of the three and nine months ended September 30, 2024 for the Junior Secured SPA Notes and Junior SPA Warrants.
During the nine months ended September 30, 2024, there were no conversions of Junior Secured SPA Notes into Class A Common Stock.
Unsecured Convertible Notes
During the nine months ended September 30, 2024, the Company issued unsecured convertible notes (the “Unsecured Convertible Notes”) to Senyun and MHL, in an aggregate principal amount of $28.9 million. The Unsecured Convertible Notes are due three months from the date of issuance, accrue interest at a rate of 4.27% per annum, and are convertible into either Class A Common Stock or into an SPA Note at the option of the holder. If conversion into Class A Common Stock is elected, the conversion price is the latest closing price of the Company’s Class A Common Stock on the conversion date. The Unsecured Convertible Notes are due on demand upon the occurrence of an event of default as defined in the notes.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured Convertible Notes because the Company believes the Unsecured Convertible Notes will be exchanged into an SPA Note pursuant to the conversion right included within the notes. The SPA Notes include features, such as a contingently exercisable put option, that meet the definition of an embedded derivative. The Company recorded a gain in Change in fair value of notes payable and warrant liabilities in the amount of $0.8 million in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2024 and a loss in the amount of $2.4 million for the nine months ended September 30, 2024 for the Unsecured Convertible Notes.
This debt was in default as of the balance sheet date due to non-payment by the maturity date.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Collateralized Loan
On July 11, 2024, the Company entered into a $4.9 million collateralized loan arrangement (the “Collateralized Loan”) with Utica Leaseco, LLC (“Utica”). Under the Collateralized Loan, the Company will pay Utica 51 monthly payments of $0.1 million and a balloon payment of $0.5 million at maturity for total remittances of $8.0 million. The stated rate of the loan is 0.00% but the effective interest rate is 28.00%. The effective interest rate represents the rate used to discount the future cash flows to their present value adjusted by the impact of approximately $0.4 million in costs paid to Utica and third parties in connection with the execution of the Collateralized Loan. The Collateralized Loan has a 4-year term. The monthly payments will be adjusted periodically based on fluctuations of the prime rate as determined by Renasant Bank. Beginning January 1, 2025 and on each July 1 and January 1 thereafter, if the prime rate has increased 0.25% in excess of 8.50% (the “Surcharge Base Rate”), then Utica will increase each monthly payment by 10% per month for each 0.25% increase in the Surcharge Base Rate (the “Surcharge Amount”). At each applicable date following the initial application of the Surcharge Amount, Utica shall adjust the monthly payment up or down for each 0.25% fluctuation in the Surcharge Base Rate. In no event shall the monthly payment reduce below the original amount.
After the payment in April 2026 and for the remaining term of the Collateralized Loan, the Company may terminate the Collateralized Loan by paying $0.5 million along with any monthly payments then due. Also upon termination the Company will be obligated to pay Utica’s reasonable expenses to affect the termination, all sales and transfer taxes and all fees payable to any governmental authority.
Under the Collateralized Loan, the Company has identified certain machinery, vehicles, equipment and/or other assets (the “Equipment”) that serve as collateral for the loan. The Company retains title to the Equipment, granting Utica a first priority security interest therein. The Collateralized Loan contains customary representations and warranties, covenants relating to the use and maintenance of the Equipment, indemnification and events of default. The Collateralized Loan further grants to Utica certain remedies upon a default, including the right to accelerate all payments for the remainder of the term, to recover liquidated damages, or to repossess and sell or otherwise dispose of the Equipment.
In connection with the execution of Collateralized Loan, the Company pre-paid the first two months’ rent, totaling $0.3 million, and paid various deposits to Utica in order to secure Utica’s reasonable access to the Equipment and to protect Utica from tax liens that may exist on the Equipment. The various deposits totaled $1.6 million, $1.5 million of which is included in Deposits and $0.1 million is included in Other current assets in the Condensed Consolidated Balance Sheets as of September 30, 2024. To the extent that the Company does not default on the arrangement and Utica does not need to utilize the various deposits to assert its rights under the Collateralized Loan, $0.1 million will be applied to payments due either upon early termination or maturity; $0.1 million will be returned to the Company upon provision of all filed UCC-3 terminations evidencing the removal of tax liens from the Equipment; and $1.4 million will be returned to the Company upon the relocation of the Equipment to the Company’s Hanford location.
Fair Value of Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s notes payable not carried at fair value, using inputs from Level 3 under the fair value hierarchy, approximated their carrying value as of September 30, 2024 and December 31, 2023, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of notes payable as of September 30, 2024 are as follows:

(in thousands)
Due on demand	$4,950
2024	132
2025	10,198
2026	892
2027	1,104
2028	2,169
2029	28,826
Thereafter	31,512
$79,783
8. Related Party Transactions
Related Party Notes Payable
The Company receives funding via notes payable from various parties, including related parties. These related parties include employees as well as affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer.
Related party notes payable consisted of the following as of September 30, 2024:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – Unsecured Convertible	April 8, 2024	4.27%	$1,302
Related party notes – China	December 2023	18.0%	7,706
Related party notes – China various other	Due on Demand	—%	3,805
Related party notes – Convertible FFGP	May 2024	4.27%	250
Related party notes – FFGP	Various 2024	4.27% - 5.27%	1,576
Related party notes – Other	December 2024	12.0%	75
			14,714
Less: Related party notes payable, current			(14,714)
Total: Related party notes payable, less current			$—
Related party notes payable consisted of the following as of December 31, 2023:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – Unsecured SPA	August 2029	10% - 15%	$542
Related party notes – China	December 31, 2023	18.0%	5,103
Related party notes – China various other	Due on Demand	—%	3,789
Related party notes – FFGP	Various	4.27% - 5.27%	326
			9,760
Less: Related party notes payable, current			(9,760)
Total: Related party notes payable, less current			$—

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Related Party Notes - Unsecured SPA
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
Subsequent to the issuance of the Unsecured SPA, MHL funded, net of original issue discounts, $20.7 million in exchange for the issuance of the Unsecured SPA Notes and related warrants. MHL did not fund the Unsecured SPA during the nine months ended September 30, 2024. In connection with the Unsecured SPA, the Company issued to MHL SPA Warrants to purchase 886 shares of the Class A Common Stock. The SPA Warrants are subject to full ratchet anti-dilution price protection and are exercisable for seven years from the date of issuance (see Note 11, Stockholders' Equity and Note 7, Notes Payable). During the nine months ended September 30, 2024, MHL converted its remaining outstanding gross principal balance, $0.7 million, in exchange for 33,108 shares of the Class A Common Stock. In connection with the conversion of Unsecured SPA Notes, there was no Loss on settlement of related party notes during the three months ended September 30, 2024 and the Company recognized $0.2 million Loss on settlement of related party notes payable during the nine months ended September 30, 2024, for the difference between the fair value of the shares issued and the fair value of the debt instrument.
As of September 30, 2024, there were no Related party notes payable issued pursuant to the Unsecured SPA.
Related Party Notes - Unsecured Convertible
In January 2024, the Company issued an unsecured convertible note to MHL in a principal amount of $1.5 million. The note was due three months from the date of issuance, (i.e., in April 2024), accrues interest at a rate of 4.27% per annum, and is convertible into either Class A Common Stock or into an SPA Note at the option of the holder. If conversion into Class A Common Stock is elected, the conversion price is the latest closing price of the Company’s Class A Common Stock on the conversion date. The debt is due on demand upon the occurrence of an event of default as defined in the note.
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
The Company recorded a gain in Change in fair value of related party notes payable and warrant liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 in the amount of $0.6 million and $0.1 million for the related party convertible notes.
Related Party Notes - China
Previously, the Company had outstanding debt payable to Chongqing Leshi Small Loan Co., Ltd. (“Chongqing”), a related party. In 2022, Chongqing agreed to modify its debt agreement with the Company if the Company agreed to make a payment of 10% of the outstanding principal. Under this modified agreement, the Company received the rights to all interest accrued, a discount in principal balance, and agreed to make payments during 2023 to completely pay the discounted principal by December 31, 2023. The Company did not pay the outstanding principal and interest amount in full by the maturity date of December 31, 2023, and as a result, the Company incurred substantial interest and penalties. Per the terms of the modified agreement, all outstanding interest and penalties since the inception of the original agreement reverted to Chongqing and the discounted principal balance returned to the full unpaid amount. As a result, the Company recognized no and $14.1 million loss on related party notes payable and related party warrants for the three and nine months ended September 30, 2024, respectively, in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2024 and December 31, 2023, the outstanding principal balance related to this related party note was $7.7 million and $5.1 million, respectively, and the outstanding accrued related party interest was $20.0 million and $0.8 million, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Related Party Notes - Convertible FFGP
In February 2024, the Company and FFGP Investment Holding I, LLC (“FFGP”), a related party, entered into an unsecured convertible note in the amount of $0.3 million. The note has a maturity date of May 2024, accrued interest at a rate of 4.27% per annum, and is convertible into Class A Common Stock at the option of the holder. The conversion price is the latest closing price of the Company’s Class A Common Stock on the conversion date. The debt is due on demand upon the occurrence of an event of default as defined in the agreement.
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
Fair Value of Related Party Notes Payable Not Carried at Fair Value
The estimated fair value of the Company’s related party notes payable not carried at fair value approximated their carrying value as of September 30, 2024 and December 31, 2023, respectively.
X-Butler previously known as Warm Time Inc. (“Warm Time”) and Ocean View Drive Inc. (“Ocean View”) Transactions
The Company leased two real properties, located in Rancho Palos Verdes, California (the “Rancho Palos Verdes Properties”), from X-Butler from January 1, 2018 through March 31, 2022. X-Butler in turn leased the Rancho Palos Verdes Properties from Yueting Jia, the Company’s founder and Chief Product and User Ecosystem Officer. The Rancho Palos Verdes Properties were used by the Company to provide long-term or temporary housing to employees of the Company (including a former Global CEO). According to the agreement between the parties, the Company paid X-Butler for rent and certain services, including catering, room services and organization of meetings, external gatherings and events, for the Rancho Palos Verdes Properties. For the three months ended September 30, 2024 and September 30, 2023, the Company paid to X-Butler zero and $0.1 million, respectively, for rent and business development services rendered to the Company and its executives. The Company has recorded approximately $0.2 million and $0.1 million in Accounts Payable as of September 30, 2024 and December 31, 2023, respectively.
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
The Consulting Services Agreement has an initial term of 12 months and automatically renews for successive 12 months periods unless earlier terminated in accordance with the terms thereof. Effective March 6, 2024, the Consulting Agreement renewed automatically. Either party may terminate the Consulting Services Agreement upon one month prior written notice to the other party. Upon any termination of the Consulting Services Agreement, the Company shall promptly pay FF Global any accrued but unpaid fees hereunder and shall reimburse FF Global for any unreimbursed expenses that are reimbursable thereunder. In addition, FF Global is entitled to reimbursement for all reasonable and documented out-of-pocket travel, legal, and other out-of-pocket expenses incurred in connection with their services, which expenses shall not exceed $0.1 million without the prior written consent of the Company. The Company paid $0.2 million and $0.7 million to FF Global during the three and nine months ended September 30, 2024, respectively, and $0.9 million and $1.4 million for the three and nine months ended September 30, 2023, respectively, pursuant to the Consulting Services Agreement. The Company has $1.5 million and $0.6 million of amounts payable to FF Global recorded in Accounts Payable and Accrued Liabilities in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively.
Common Units of FF Global
During 2022, certain executives and employees of the Company were granted the opportunity to subscribe to 600,000 common units of FF Global. The subscription price of $20.00 per common unit, payable by the executives and employees of the Company, was financed through non-recourse loans issued by FF Global payable in equal annual installments over ten years. The common units to be purchased with a non-recourse loan are required to be treated for accounting purposes as stock options granted by FF Global to executives and employees of the Legacy FF. The awards were valued using the Black-Scholes option pricing model. The grant date fair value of the units purchased through non-recourse loans was immaterial for the three and nine months ended September 30, 2024 and 2023.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Advertising Services Payable to Leshi Information Technology Co., Ltd. (“LeTV”)
The Company has recorded a payable to LeTV within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets in the amount of $7.8 million and $7.5 million as of September 30, 2024 and December 31, 2023, respectively, in connection with advertising services provided to the Company in prior years. LeTV is a Shanghai Stock Exchange-listed public company founded and controlled by Mr. Yueting Jia, the Company’s founder and Chief Product and User Ecosystem Officer.
Other Related Party Transactions
The Company pays for a vehicle lease totaling less than $0.1 million annually on behalf of Mr. Jia.
The Company owes a total of $0.5 million and $0.2 million to various related parties as of September 30, 2024 and December 31, 2023, respectively, which is included in Accounts payable within the Condensed Consolidated Balance Sheets.
On September 4, 2024 (the “Effective Date”), the Board approved changes to the compensatory arrangements for the Company’s Global CEO, Matthias Aydt, and the Company’s Founder and Chief Product and User Ecosystem Officer, Yueting Jia. In furtherance of the Board approval, Mr. Aydt and Mr. Jia entered into Salary Deduction and Stock Purchase Agreements (“SD SPAs”) to authorize the Company to deduct a portion of the officers’ after-tax base salary (equal to approximately 64% of his initial pro-rated $550,000 base salary for Mr. Aydt and approximately 56% of his initial pro-rated $612,000 base salary for Mr. Jia, in each case after-tax). The September 2024 SDA SPAs will terminate on the three-month anniversary of the Effective Date. During the three months ended September 30, 2024, Mr. Aydt and Mr. Jia purchased shares of the Company’s Class A common stock in an aggregate amount of 10,455 shares for a weighted average purchase price of $3.42 per share.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
During the nine months ended September 30, 2024, the Company moved out of a leased store facility and a leased research facility while working with the landlords to negotiate the related lease terminations, resulting in a lease ROU asset impairment loss of $7.5 million for the loss of use of these two leased facilities. As of September 30, 2024, the lease liabilities of the two leases remained on the Company’s books. In addition, the Company terminated two operating leases in China, resulting in a net lease ROU asset impairment loss of $0.1 million during the nine months ended September 30, 2024.
Total lease costs for operating leases for the nine months ended September 30, 2024 were:

(in thousands)	Nine Months Ended September 30, 2024
Operating lease cost	$3,816
Variable lease cost	736
Total lease cost	$4,552
The following table summarizes future lease payments as of September 30, 2024:

(in thousands)
Fiscal year	Operating Leases
2024 (three months)	$1,261
2025	4,515
2026	4,518
2027	2,601
2028	1,813
Thereafter	7,471
Total	22,179
Less: Imputed Interest	7,774
Present value of net lease payments	14,405

Lease liability, current portion	$2,645
Lease liability, net of current portion	11,760
Total lease liability	$14,405

Supplemental information and non-cash activities related to operating leases are as follows:

(in thousands)	Nine Months Ended September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,932

Lease liabilities arising from new right-of-use assets
Operating leases	$30

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (in years)
Operating leases	5.6	5.7
Finance leases	0.0	5.0

Weighted average discount rate
Operating leases	15.2%	15.6%
Finance leases	—	9.2%
10. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
As of September 30, 2024 and December 31, 2023, the Company had accrued legal contingencies of $27.1 million and $21.6 million, respectively, recorded within Accrued expenses and other current liabilities for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable. For the legal matters involving third party vendors, such as suppliers and equipment manufacturers, the Company recorded an accrual in Accounts payable in the Condensed Consolidated Balance Sheets based on the amount invoiced by such vendors, which represents the minimum amount of loss out of the range of potential outcomes in accordance with ASC 450-20-30-1.
Class and Derivative Actions
Zhou v. Faraday Future Intelligent Electric Inc. f/k/a Property Solutions Acquisition Corp. et al., Case No. 2:21-cv-009914 (U.S. District Court – Central District of California).
On December 23, 2021, a putative class action lawsuit alleging violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was filed in the United States District Court, Central District of California, against the Company and its former Chief Executive Officer and Chief Financial Officer, and its current Chief Product and User Ecosystem Officer, as well as the Co-CEOs of Property Solutions Acquisition Corp. (“PSAC”). On May 6, 2022, the appointed lead plaintiffs in the Zhou putative class action filed an amended complaint alleging violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, Sections 11 and 15 of the Securities Act, and related “control” person claims for secondary liability under those statutes, seeking unspecified damages. On or about July 7, 2022, defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part, finding, among other things, that the plaintiffs had failed to sufficiently plead a claim with respect to the alleged statements made as to the expected schedule for the production and delivery of the FF 91 vehicle, but had sufficiently alleged, for pleading purposes, a claim for violation of Sections 10(b), 14(a) and 20(a) of the Exchange Act with respect to certain statements made in 2021 concerning Legacy FF’s receipt of 14,000 reservations for the FF 91 vehicle. On January 6, 2023, the plaintiffs declined to again amend their complaint to attempt to reallege the claims dismissed by the court, thereby making the operative complaint the one that was at issue in the motion to dismiss absent the judicially dismissed claims. The Company and the other defendants filed answers to that compliant on February 10, 2023, following which the parties engaged in discovery. On April 27, 2023, the court granted the parties’ joint motion for a temporary stay pending mediation. The parties thereafter participated in a private mediation on June 29, 2023. After further discussions and negotiations, the parties reached an agreement-in-principle to settle the Zhou putative class action. Although denying all allegations, the Company nevertheless agreed to settle the Zhou putative class action for a non-reversionary cash payment of $7.5 million for the benefit of the settlement class to be funded entirely by the Company’s insurers, in exchange for the release of all claims asserted against the Company. The court granted preliminary approval of the settlement on November 7, 2023, and scheduled a hearing for final approval of the settlement that took place on March 18, 2024. On January 23, 2024, the ostensible lead plaintiff in the Consolidated Delaware Class Action discussed below, filed an Objection to final approval of the settlement (the “Objection”) to which the Company and the other defendants responded on March 11, 2024. On March 18, 2024, the court overruled the Objection in its entirety and entered an Order finally approving the Zhou putative class action settlement.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Moubarak v. Breitfeld et al., Case No. 1:22-cv-00467 (U.S. District Court – District of Delaware).
Wang v. Breitfeld et al., Case No. 1:22-cv-00525 (U.S. District Court – District of Delaware).
Wallace v. Breitfeld et al., Case No. 2023-0639-KSJM (Delaware Court of Chancery).
Ashkan Farazmand and Wangjun Zhou v. Breitfeld, et al., Case No. 2023-1283 (Delaware Court of Chancery).
On March 8 (Farazmand) and March 21 (Zhou), 2022, putative stockholder derivative lawsuits were respectively filed in the United States District Court, Central District of California and were subsequently consolidated in an action entitled In re Faraday Future Intelligent Electric Inc. Case No. 2:22-cv-1570 (the “California Federal Derivative Action”). The California Federal Derivative Action was stayed pending resolution of certain proceedings in the Zhou putative class action, which stay expired in February 2023. Plaintiffs thereafter filed a verified consolidated amended complaint on June 2, 2023, in response to which the Company and the other defendants filed a motion to dismiss. On January 22, 2024, the court granted in part, and denied in part, the motion to dismiss with leave to amend. On February 6, 2024, the parties filed a stipulation to stay the California Federal Derivative Action pending mediation (the “Global Derivative Actions Mediation”), which stipulation was subsequently entered by the court on February 12, 2024, and stayed the case until June 12, 2024, following which the proceedings remained dormant until the Stipulation and Agreement of Settlement discussed below (the “Global Derivative Actions Settlement”) was filed with the court.
On April 11 (Moubarak) and April 25 (Wang), 2022, putative stockholder derivative lawsuits were respectively filed in the United States Delaware District Court (collectively, the “Delaware Federal Derivative Actions”). On February 6, 2023, the Delaware Derivative Actions were stayed pending resolution of the then pending proceedings in the Zhou putative class action, and thereafter remained stayed until the filing of the Global Derivative Actions Settlement.
On June 21 (Wallace) and December 22 (Farazmand), 2023, putative derivative lawsuits were respectively filed in the Delaware Court of Chancery (collectively, the “Delaware State Derivative Actions”). The parties stipulated to a stay of the Wallace action which was entered by the court on December 29, 2023. The Company and the other defendants filed motions to dismiss on January 14, 2024 in the Farazmand action, following which the parties agreed to stay the action pending the Global Derivative Actions Mediation and the subsequent filing of the Global Derivative Actions Settlement.
Each of the foregoing derivative lawsuits (collectively, the “Derivative Actions”) purport to assert claims on behalf of the Company against certain of the Company’s current and former officers and directors for alleged violations of the Exchange Act or for various common law claims based upon those officers’ and directors’ alleged breaches of their purported fiduciary duties owed to the Company and/or for their alleged aiding and abetting of those purported breaches, each allegedly resulting in unspecified damages to the Company. Although the complaints filed in the Derivative Actions vary in detail, they are generally premised upon many of the same underlying allegations made in the Zhou putative class action. On May 13, 2024, the parties participated in the Global Derivative Actions Mediation, following which they reached a settlement in principle under which the amount of any monies paid to the plaintiffs’ counsel in the Derivative Actions are to be determined exclusively by the Court in a total collective amount not to exceed $0.8 million and to be funded entirely by the Company’s insurers in exchange for the release of all claims. The parties subsequently finalized the documentation of that settlement and submitted that documentation to the court in the form of the Global Derivative Actions Settlement for its approval on July 19, 2024. On September 3, 2024, the court issued an order preliminarily approving the Global Derivative Actions Settlement and scheduled a hearing for final approval of that settlement that was held on November 6, 2024. Upon final approval of the Global Derivative Actions Settlement, each of the Derivative Actions will be dismissed, with prejudice.
The Consolidated Delaware Class Action
On June 14, 2022, a verified stockholder class action complaint was filed in the Delaware Court of Chancery against, among others, the Company, its former Global CEO and CFO, and its current Chief Product and User Ecosystem Officer alleging breaches of fiduciary duties (the “Yun Class Action”). On September 21, 2022, a second verified stockholder class action complaint was filed in the Delaware Court of Chancery against, among others, FFIE, the Co-CEOs and independent directors of PSAC, and certain third-party advisors to PSAC, alleging breaches of fiduciary duties, and aiding and abetting alleged breaches, in connection with disclosures and stockholder voting leading up to the PSAC/Legacy FF merger (the

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
“Cleveland Class Action”). The Yun and Cleveland Class Actions subsequently were consolidated, with the complaint in the Cleveland Class Action being designated as the operative pleading (collectively, the “Consolidated Delaware Class Action”). In April 2023, the defendants respectively filed motions to dismiss the complaint, and thereafter filed a consolidated motion for summary judgment and a motion to stay discovery in the action in May 2024. Each of the foregoing motions were heard by the Delaware Court of Chancery on November 6, 2024 and remain pending with the Court.
The Company maintains that the Consolidated Delaware Class Action is without merit and has stated its intention to vigorously defend that action. The Company has not concluded that an adverse outcome in these matters is either “probable” or “remote” within the meaning of the ABA Statement of Policy and, accordingly, declines to express any view as to the possible outcome of that matter.
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
Governance Matters
Following the completion of the Special Committee (as defined below) investigation through the date hereof, the Company and certain of its directors and officers have received numerous e-mail communications from a group of self-described “employee whistleblowers” and from various individuals and entities who represented themselves as current investors of the Company. These communications have included various allegations (including, for example, that certain directors have conspired to attempt to push the Company into bankruptcy for their own personal gain) and requests for certain organizational and governance changes. The Company engaged an independent law firm to conduct a thorough independent external investigation with respect to these allegations, which independent investigation found that all such allegations have been without merit.
Other Legal Matters
On January 30, 2023, Riverside Management Group, LLC (“Riverside”) filed a verified complaint seeking to enforce its alleged contractual right to the advancement of all reasonable costs and expenses, including attorney’s fees, it has and will incur as a named defendant in the Consolidated Delaware Class Action under its October 13, 2020 Transaction Services Agreement with FFIE and Property Solutions Acquisition Sponsor, LLC (the “TSA”), pursuant to which Riverside provided PSAC with advisory services in connection with the PSAC/Legacy FF merger. In addition to seeking the advancement of such costs and expenses, Riverside also sought an award of its attorney’s fees and costs incurred in enforcing its alleged advancement rights under the TSA, and concurrently filed a Motion for Expedited Proceedings, requesting that trial of the action be conducted on a summary basis and commence within 30 days of the motion’s disposition. The Company entered into a Stipulation and Order with Riverside under which it would conditionally advance Riverside the reasonable attorney’s fees and costs it incurs in defense of the Consolidated Delaware Action, subject to, and in express reservation of, the Company’s right to recover all such fees and expenses following disposition of the Consolidated Delaware Class Action. On May 30, 2023, the Company filed a Motion to Compel Arbitration. Given the early stages of the legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In July 2021, the Company and Palantir Technologies, Inc. (“Palantir”) entered into a Master Subscription Agreement (“MSA”) setting forth the terms of the Palantir platform hosting arrangement that was expected to be used as a central operating system for data and analytics. On April 26, 2023, the Company received a letter from Palantir providing a notice of dispute alleging that the Company had not paid outstanding invoices totaling $12.3 million. On July 7, 2023, Palantir filed a Demand for Arbitration against the Company with Judicial Arbitration and Mediations Services, Inc. regarding the parties’ dispute under the MSA in which Palantir asserted that the amount in controversy was $41.5 million. On August 4, 2023, the Company submitted its response to Palantir’s arbitration demand, which response included both affirmative defenses and a general denial of all allegations of Palantir’s arbitration demand. On March 11, 2024, the Company and Palantir executed a Settlement and Release Agreement terminating the MSA and resolving all of the parties’ disputes in exchange for the Company’s agreement to pay Palantir $5.0 million, with a liquidated damages clause of $0.3 million for late payments. This settlement includes mutual waivers and releases of claims to avoid future disputes. On August 9, 2024, the Company and Palantir entered into an amendment to the Settlement and Release Agreement pursuant to which, in lieu of paying the remaining $4.8 million due under the Settlement and Release Agreement in cash, the parties agreed that the Company would issue, and Palantir would accept, $2.4 million of Class A Common Stock by August 9, 2024, and $2.4 million in Class A Common Stock by October 1, 2024. The Company delivered the shares to Palantir. The Company further agreed to register the shares under the Securities Act for resale by Palantir.
On May 2, 2023, the Company received a notice of Commencement of Arbitration by Envisage Group Developments Inc. USA (“Envisage”) for unpaid invoices relating to professional engineering services and for design and manufacture of a Master Buck cube seeking alleged damages of $1.1 million. At the arbitration hearing, the Company disputed the adequacy of Envisage’s documentation for professional services and contended that no contract exists for Master Buck due to unfulfilled payment conditions. The Company further challenged Envisage’s unilateral alteration of payment terms. In June 2024, the arbitrator issued an award to Envisage totaling $1.1 million. Envisage subsequently filed a motion for attorneys’ fees and costs. Envisage was ultimately awarded a total of $1.4 million. The parties are currently engaged in settlement negotiations.
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
On June 13, 2023, L & W LLC (“Autokiniton”), a provider of tooling for use in the automotive industry, filed an action in State of Michigan 3rd Judicial Circuit County of Wayne Court alleging the Company breached its contract with Autokiniton and refused to fulfill its obligations under the applicable Purchase Order. Autokiniton requested a judgment in the amount of at least $8.1 million. In discovery, the Company has conceded that $4.6 million is due and owing under the Purchase Order. In July 2024, the parties subsequently filed a stipulated order and judgment totaling $8.1 million, plus statutory interest, which was entered by the court. The parties are engaged in discussions regarding this matter. The Company has accrued $8.1 million related to this matter in the Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets for the period ended September 30, 2024.
On October 11, 2023, Joseph Hof and Scott McPherson filed a class action lawsuit in Supreme Court of the State of New York, County of New York against Benchmark 237 LLC, Benchmark Real Estate Trust, SLLC, Canvas Investment Partners, LLC, Canvas Property Group, LLC, Juliet Technologies, LLC, and the Company, alleging that the defendants engaged in various scheming practices that discriminatorily impacted the plaintiffs and other class members The court granted the Company’s Motion to Dismiss on January 12, 2024, and dismissed the case on January 18, 2024. The plaintiffs filed an appeal on February 12, 2024 as to the dismissal orders but did not timely file their appellate briefs, so their appeal was dismissed. Plaintiffs nevertheless have a year to file a motion to vacate the dismissal by showing good cause. At this time, the Company is unable to evaluate the likelihood that the plaintiffs will file such a motion.
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
In February 2024, the Company initiated a lawsuit against Draexlmaier Automotive Technologies of America LLC (“Draexlmaier”) for breach of contract, seeking $3.2 million in damages plus legal costs incurred. The dispute involves two Purchase Orders placed by the Company with Draexlmaier in September 2021 for the development and tooling of FF 91 vehicle consoles. The parties’ agreement included a clause allowing Faraday to terminate the Purchase Orders at any time, with the understanding that Draexlmaier would promptly refund any advanced payments for undelivered items or unperformed work. Faraday met its financial obligations under the agreement and in March 2022, terminated the agreement prior to the start of tooling fabrication and requested a refund of $3.2 million for the undelivered work, which Draexlmaier refund failed to remit. Faraday thereafter issued a final demand for this refund in August 2023, and subsequently initiated its lawsuit against Draexlmaier. In May 2024, Draexlmaier filed an Answer and Counterclaim alleging fraudulent inducement, breach of contract, violations of South Carolina’s Unfair Trade Practices Act, and unjust enrichment, and seeking $5.0 million in damages for breach of contract, as well as unspecified actual, consequential, punitive, and treble damages, and attorneys’ fees and costs. The Company disputes Draexlmaier’s claims and has stated its intention to vigorously defend the action. Given the early stages of these legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
On March 25, 2024, Cooper Standard GmbH filed a lawsuit against Faraday&Future Inc. in Superior Court of California, County of Los Angeles, alleging non-payment of the estimated sum of $1.5 million purportedly in breach of contractual obligations set forth in purchase orders, a Letter of Tool Acceptance, and invoices to facilitate the supply of automotive products and services for the FF 91 vehicle from August 2021 to December 2022. Given the early stages of the legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
On March 27 and March 29, 2024, Jose Guerrero and Victoria Xie, the Company’s former Senior Director of Sales and Aftersales, and Go-to-Market Project Manager and Launch Manager, respectively, filed wrongful termination lawsuits against Faraday&Future Inc. and certain of its officers in Superior Court of California, County of Los Angeles, each of which seek compensatory, general, and special damages in an amount not less than $1.0 million. On April 19, 2024, an additional former employee, Karimul Khan, submitted a request for arbitration against the same group of defendants without quantifying the alleged damages sought. Given the early stages of these legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
On August 9, 2024, Jeffrey D. Prol, as trustee of the Founding Future Creditors Trust, filed a lawsuit against the Company seeking to compel the production of certain books and records for inspection and requesting attorney’s fees and costs. The plaintiff is demanding inspection to allegedly value his shares of the Company. Given the early stages of the legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
On August 1, 2024, Yun Han, the Company’s former Chief Accounting Officer and Interim Chief Financial Officer, filed an arbitration demand claiming that she is owed certain monetary amounts and restricted stock units, totaling approximately $1.2 million pursuant to various agreements with the Company. Given the early stages of the proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.

Dispute with Noteholders
In August 2023, and September 2023, the Company received correspondence from each of Senyun, MHL and V W Investment alleging that the Company had entered into oral agreements to compensate those investors for any losses in connection with converting their notes into shares of the Company in order to support the Company’s proposals at the August

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
2023 special stockholders meeting. The Company is unaware of any such oral agreements and is contesting these claims on multiple grounds.
Other than disclosed herein, as of the date hereof, FF is not a party to any legal proceedings the outcome of which, if determined adversely to FF, would individually or in the aggregate be reasonably expected to have a material adverse effect on FF’s business, financial condition, or results of operations.
Special Committee Investigation
As previously disclosed on November 15, 2021, the Board established a special committee of independent directors (“Special Committee”) to investigate allegations of inaccurate Company disclosures, including those made in an October 2021 short seller report and whistleblower allegations, which resulted in FFIE being unable to timely file its third quarter 2021 Quarterly Report on Form 10-Q, Annual Report on Form 10-K for the year ended December 31, 2021, first quarter 2022 Quarterly Report on Form 10-Q and amended Registration Statement on Form S-1 (File No. 333-258993). The Special Committee engaged outside independent legal counsel and a forensic accounting firm to assist with its review. On February 1, 2022, FFIE announced that the Special Committee completed its review. On April 14, 2022, FFIE announced the completion of additional investigative work based on the Special Committee’s findings which was performed under the direction of the Executive Chairperson, reporting to the Audit Committee. In connection with the Special Committee’s review and subsequent investigative work, the following findings were made:
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
•Consistent with FFIE’s previous public disclosures regarding identified material weaknesses in its internal control over financial reporting, the Company’s internal control over financial reporting required an upgrade in personnel and systems.
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
The investigation also found that certain individuals failed to cooperate and withheld potentially relevant information in connection with the Special Committee investigation. Among such individuals were non-executive officers or members of the management team of FF, and remedial action was taken with respect to such individuals based on the extent of their non-cooperation and/or withholding of information. The failure to cooperate with the investigation was taken into consideration in connection with the remedial actions outlined below with respect to Jerry Wang, and withholding of information also affected the remedial action taken with respect to Matthias Aydt.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Based on the results of the investigation, the Special Committee concluded that, except as described above, the other substantive allegations of inaccurate FF disclosures that it evaluated were not supported by the evidence reviewed. Although the investigation did not change any of the above findings with respect to the substantive allegations of inaccurate FF disclosures, the investigation did confirm the need for remedial actions to help ensure enhanced focus on compliance and disclosure within FF.
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

•the removal of Mr. Jia as an executive officer, who would continue in his position as Chief Product and User Ecosystem Officer of FFIE. Certain dual-reporting arrangements were eliminated with respect to Mr. Jia, who also was required to report directly to Ms. Swenson, a non-independent director nominated by FF Top. Please see “Risk Factors–Risks Related to FF’s Business and Industry–Yueting Jia and FF Global, over which Mr. Jia exercises significant influence, have control over the Company’s management, business and operations, and may use this control in ways that are not aligned with the Company’s business or financial objectives or strategies or that are otherwise inconsistent with the Company’s interests. Such significant influence may increase if and to the extent the current members of the Board and management are removed and replaced with individuals who are aligned with Mr. Jia and/or FF Global” in the Form 10-K. Mr. Jia also received a 25% annual base salary reduction, and his role was limited from a policy-making position to focusing on (a) Product and Mobility Ecosystem; and (b) Internet, Artificial Intelligence, and Advanced R&D technology. On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved FF’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Chen processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s remaining departments continued to report to Mr. Chen. Based on the foregoing changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act;
•Matthias Aydt, then Senior Vice President, Business Development and Product Definition and a director of FFIE, and currently Senior Vice President, Product Execution and a director of FFIE, being placed on probation as an executive officer for a six-month period, during which period he remained a non-independent member of the Board, and which probationary period has since ended;
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
•the suspension, without pay, of Jiawei (“Jerry”) Wang, FFIE’s former Vice President, Global Capital Markets, who subsequently notified the Board of his decision to resign from FF on April 10, 2022;
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
•the hiring of a Compliance Officer with the title of Deputy General Counsel (hired in March 2023), who will report on a dotted line to the Chair of the Audit committee, and a Director of Risks and Internal Controls; and assessing and enhancing FF’s compliance policies and procedures;
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
Unconditional Contractual Obligations
An unconditional contractual obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding (non-cancelable, or cancellable only in certain circumstances). As of September 30, 2024, the Company estimates its total unconditional contractual commitments, including lease minimum payments, financial obligations on sale and lease back, notes payable, related party notes payable, related accrued interest, legal contingencies and other contractual

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
commitments, to be $242.4 million, which total includes $71.7 million for the year ending December 31, 2024, $28.3 million for the two years ending December 31, 2026, $74.5 million for the two years ending December 31, 2028 and $67.8 million thereafter.
11. Stockholders’ Equity
The number of authorized and issued and outstanding shares stock were as follows:

	September 30, 2024
	Authorized Shares	Issued and Outstanding Shares
Preferred Stock	10,000,000	—
Class A Common Stock	99,815,625	30,713,729
Class B Common Stock	4,429,688	6,667
	114,245,313	30,720,396

	December 31, 2023
	Authorized Shares	Issued and Outstanding Shares
Preferred Stock	10,000,000	—
Class A Common Stock	1,232,292	1,060,826
Class B Common Stock	54,688	6,667
	11,286,980	1,067,493
Amendments to the Company’s Certificate of Incorporation and Reverse Stock Splits
At a special meeting of the Company’s stockholders held on February 28, 2023, the Company’s stockholders approved an increase to the number of the Company’s authorized shares of Class A Common Stock from 84,896 to 176,042, increasing the Company’s total number of authorized shares of Common Stock and preferred stock from 342,709 to 433,855. On March 1, 2023, the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect such increase.
At a special meeting of the Company’s stockholders held on August 16, 2023, the Company’s stockholders approved a proposal authorizing the Board to effect a reverse stock split of the outstanding Common Stock at a range between 1-for-2 and 1-for-90 shares of outstanding Common Stock, and a proposal, if and only if a reverse stock split is implemented at a ratio of 1-for-8 or greater, to amend the Company’s Second Amended and Restated Certificate of Incorporation, as amended, if necessary to reduce the number of authorized shares of the Company’s common stock to a number equal to 308,875,000 divided by the reverse stock split ratio determined by the Board. On August 22, 2023, the Board approved the August 2023 Reverse Stock Split ratio (1-for-80). Accordingly, on August 24, 2023, the Company filed the Third Amended and Restated Certificate of Incorporation of the Company to effect the August 2023 Reverse Stock Split and to set the number of authorized shares of Common Stock to 1,286,980. As a result, effective after market close on August 25, 2023, every 80 shares of the issued and outstanding Common Stock were converted into one share of Common Stock, without any change in par value per share, and the authorized shares of Common Stock were reduced to 1,286,980, composed of (i) 1,232,292 shares of Class A Common Stock and (ii) 54,688 shares of Class B Common Stock. No fractional shares of Common Stock were issued as a result of the August 2023 Reverse Stock Split. Stockholders who would otherwise have received a fractional share were instead issued a full share in lieu of such fractional share.
At a special meeting of the Company’s stockholders held on February 5, 2024, the Company’s stockholders approved an increase in the authorized shares of Common Stock from 3,860,938 to 34,748,438, increasing the total number of authorized shares of the Common Stock and preferred stock from 4,110,938 to 34,998,438. On February 5, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the office of the Secretary of State of the State of Delaware to effect such increase.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Also at the special meeting of the Company’s stockholders held on February 5, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split (referred to as the February 2024 Reverse Stock Split) of the Common Stock by a ratio of 1-for-3, with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of the special meeting and a corresponding reduction in the total number of shares of Common Stock the Company is authorized to issue. On February 23, 2024, the Board approved the implementation of the February 2024 Reverse Stock Split and the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the February 2024 Reverse Stock Split and to set the number of authorized shares of Common Stock to 11,582,813 (which is 34,748,438 divided by 3). Pursuant to the Certificate of Amendment, effective after market close on February 29, 2024, every three shares of the issued and outstanding Common Stock were automatically converted into one share of Common Stock, without any change in par value per share and the number of authorized shares of Common Stock was reduced to 11,582,813. No fractional shares of Common Stock were issued as a result of the February 2024 Reverse Stock Split. Stockholders who would otherwise have received a fractional share were instead issued a full share in lieu of such fractional share.
At the annual meeting of the Company’s stockholders held on July 31, 2024, the Company’s stockholders approved an increase in the authorized shares of Common Stock from 11,582,813 to 104,245,313, increasing the total number of authorized shares of the Common Stock and preferred stock from 12,582,813 to 114,245,313. On August 1, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the office of the Secretary of State of the State of Delaware to effect such increase.
Also at the annual meeting of the Company’s stockholders held on July 31, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, to effect the August 2024 Reverse Stock Split of the outstanding Common Stock by a ratio of between 1-for-2 and 1-for-40, with such ratio to be determined in the discretion of the Board and with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of the annual meeting, and a corresponding reduction in the total number of shares of Common Stock the Company is authorized to issue. The Board subsequently approved the implementation of the August 2024 Reverse Stock Split at a ratio of 1-for-40, and the Company filed an amendment (the “Fourth Certificate of Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the August 2024 Reverse Stock Split and to set the number of authorized shares of Common Stock to 104,245,313. Pursuant to the Fourth Certificate of Amendment, effective after market close on August 16, 2024 (the “Effective Time”), every 40 shares of the issued and outstanding Common Stock were automatically converted into one share of Common Stock, without any change in par value per share, and the number of authorized shares of Common Stock were reduced to 104,245,313. No fractional shares of Common Stock were issued as a result of the August 2024 Reverse Stock Split. Stockholders who would otherwise have received a fractional share were instead issued a full share in lieu of such fractional share.
The Class A Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis for the August 2024 Reverse Stock Split at the opening of trading on August 19, 2024 under the symbol “FFIE” with a new CUSIP number (307359 885). The Class B Common Stock also has a new CUSIP number (307359 877).
The Company’s Public Warrants continue to be traded on the Nasdaq Capital Market under the symbol “FFIEW” and the CUSIP number for the warrants remains unchanged. However, under the terms of the applicable warrant agreement, the number of shares of Class A Common Stock issuable on exercise of each warrant is proportionately decreased and the exercise price adjusted. Accordingly, for the Company’s warrants trading under the symbol “FFIEW”, every 40 warrants will be exercisable for one share of Class A Common Stock at an exercise price of $110,400.00 per share of Class A Common Stock.
At the Effective Time, the number of shares of Common Stock reserved for issuance under the 2021 SI Plan (as defined below), the Company’s Smart King Ltd. Equity Incentive Plan, and the Company’s Smart King Ltd. Special Talent Incentive Plan (collectively, the “Plans”), as well as the number of shares subject to the then-outstanding awards under each of the Plans, were proportionately adjusted, using the 1-for-40 ratio, rounded down to the nearest whole share. In addition, the exercise price of the then-outstanding options under each of the Plans was proportionately adjusted, using the 1-for-40 ratio, rounded up to the nearest whole cent. Proportionate adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s outstanding warrants and convertible securities, as well as the applicable exercise or conversion prices.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Series A Preferred Stock
On June 21, 2024, in connection with a purchase agreement entered into with Mr. Aydt, the Company’s Global CEO, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series A Certificate of Designation designated one share of the Company’s Preferred Stock as Series A preferred stock, par value $0.0001 per share (the “Series A Preferred”) and established the preferences, rights and limitations thereof. The closing of the sale and purchase of the share of Series A Preferred was completed on June 21, 2024 for a purchase price of $100.00.
The share of Series A Preferred was not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The share of Series A Preferred was not entitled to receive dividends.
The holder of the Series A Preferred was entitled to 16,000,000,000 votes for each share held of record, but had the right to vote only on any share authorization proposal or any reverse stock split proposal (together, the “Shareholder Proposals”) and until such time as the Shareholder Proposals were approved by the stockholders, and had no voting rights except (i) with respect to the Shareholder Proposals, in which its votes were cast for and against such Shareholder Proposal in the same proportion as shares of Common Stock were voted for and against such reverse stock split proposal (with any shares of Common Stock that were not voted, whether due to abstentions, broker non-votes or otherwise not counted as votes for or against the Shareholder Proposal) and (ii) unless the holders of one-third (1/3rd) of the outstanding shares of Common Stock were present, in person or by proxy, at the meeting of stockholders at which the Shareholder Proposals were submitted for stockholder approval (or any adjournment thereof). The share of Series A Preferred voted together with the Common Stock as a single class on any Shareholder Proposal. The Series A Preferred had no other voting rights, except as may be required by the General Corporation Law of the State of Delaware.
Upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily, pursuant to which assets of the Company or consideration received by the Company are to be distributed to the stockholders, the holder of the Series A Preferred was entitled to receive, before any payment is made to the holders of Common Stock by reason of their ownership thereof, an amount equal to $100.00.
The Series A Preferred could not be transferred at any time prior to stockholder approval of the Shareholder Proposals without the prior written consent of the Board. The outstanding share of Series A Preferred was to be redeemed in whole, but not in part, for a redemption price of $100.00, payable out of funds lawfully available therefor, upon the earlier of (i) any time such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion, or (ii) automatically immediately following the approval by the Company’s stockholders of both Shareholder Proposals. The Series A Preferred Stock was redeemed on July 31, 2024, following the annual meeting of stockholders.
Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of September 30, 2024 are as follows:

	Number of Warrants	Exercise Price	Expiration Date
Ares warrants	1,278,802	$5.24	August 5, 2027
SPA Warrants	15,143	$5.24	Various through August 9, 2031
Junior SPA Warrants	5,931,638	$6.29	Various through September 30, 2029
Public Warrants	2,453	$110,400.00	July 21, 2026
Private Warrants	12	$110,400.00	July 21, 2026
Total	7,228,048
There were no warrants exercised during the nine months ended September 30, 2024.
The above Ares warrants and SPA Warrants contain full ratchet anti-dilution price protection that requires the exercise price to be adjusted if the Company sells shares of Common Stock below the current exercise price. On September 5, 2024, the Company issued the Junior Secured SPA Notes with a conversion price of $5.24, which represents a dilutive issuance that triggers the full ratchet anti-dilution price protection. Therefore, the exercise price of the Ares warrants and SPA Warrants was

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
adjusted from $29.33 to $5.24. The Company accounted for the reduction in exercise price as a deemed dividend (the “Deemed Dividend”). The value of the Deemed Dividend, $4.2 million, was calculated as the change in fair value of the Ares warrant and SPA Warrants immediately before and immediately after triggering event. The Company recognized the payment of the Deemed Dividend in Additional paid-in capital in the Company’s Condensed Consolidated Balance Sheets due to the Company’s accumulated deficit.
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2023 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Ares warrants	228,482	$29.33	August 5, 2027
SPA Warrants	13,906	$29.33	Various through November 28, 2030
Public Warrants	2,453	$110,400.00	July 21, 2026
Private Warrants	12	$110,400.00	July 21, 2026
Total	244,853
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
As a result of the August 2023 Reverse Stock Split and the related increase in the number of available authorized shares of Class A Common Stock, effective August 25, 2023, the Company had sufficient authorized shares of Class A Common Stock to fully settle its equity-linked financial instruments in shares. Accordingly, on August 25, 2023, the Company reclassified the fair value of the Earnout liability of $1.4 million and the fair value of the Share-based payment liability of $2.0 million into Additional paid-in capital. As of September 30, 2024 and 2023, the Company has sufficient authorized shares of Class A Common Stock to fully settle its equity-linked financial instruments in shares.
Salary Deduction and Stock Purchase Agreements
On September 21, 2023, certain executive officers of the Company entered into SD SPAs with the Company. Under the SD SPA, on each payroll date after the receipt of stockholder approval of the SD SPA (which stockholder approval was received on February 5, 2024), the officer agreed to authorize the Company to deduct 50% of the officer’s after-tax base salary, which deducted amount would be used to purchase a number of shares of Class A Common Stock determined using the VWAP (as defined in the SD SPA) of Class A Common Stock per share on the applicable payroll date. Pursuant to the SD SPA, the officer may decrease the amount of the deduction upon notice to the Board. No stock purchases were made under the September 2023 SD SPAs.
On September 4, 2024 (the “Effective Date”), the Board approved changes to the compensatory arrangements for the Company’s Global CEO, Matthias Aydt, and the Company’s Founder and Chief Product and User Ecosystem Officer, Yueting Jia. In furtherance of the Board approval, Mr. Aydt and Mr. Jia entered into new SD SPAs to authorize the Company to deduct a portion of the officers’ after-tax base salary (equal to approximately 64% of his initial pro-rated $550,000 base salary for Mr.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Aydt and approximately 56% of his initial pro-rated $612,000 base salary for Mr. Jia, in each case after-tax). The September 2024 SDA SPAs will terminate on the three-month anniversary of the Effective Date. During the three months ended September 30, 2024, Mr. Aydt and Mr. Jia purchased shares of the Company’s Class A common stock in an aggregate amount of 10,455 shares for a weighted average purchase price of $3.42 per share.
12. Stock-Based Compensation
2021 Stock Incentive Plan (“2021 SI Plan”)
In July 2021, the Company adopted the 2021 SI Plan. The 2021 SI Plan allows the Board to grant incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for Class A Common Stock to employees, directors, and non-employees. At the special meeting held on August 16, 2023, the Company’s stockholders approved (among other proposals) an amendment to the 2021 SI Plan to increase the number of shares of Class A Common Stock available for issuance under the 2021 SI Plan by an additional 21,541 shares.
As a result of the February 2024 Reverse Stock Split on February 29, 2024, the number of shares of Class A Common Stock reserved for issuance under the 2021 SI Plan, the Company’s Equity Incentive Plan, and the Company’s Special Talent Incentive Plan (the “Plans”), as well as the number of shares subject to the then-outstanding awards under each of the Plans, were proportionately adjusted, using the 1-for-3 ratio, rounded down to the nearest whole share. In addition, the exercise price of the then-outstanding stock options under each of the Plans was proportionately adjusted, using the 1-for-3 ratio, rounded up to the nearest whole cent.
At the annual meeting of stockholders held on July 31, 2024, the Company’s stockholders approved (among other proposals) an amendment to the 2021 SI Plan to increase the number of shares of Class A Common Stock available for issuance under the 2021 SI Plan by an additional 2,206,324 shares, subject to proportionate adjustment for stock splits and similar events as provided in the 2021 SI Plan.
As a result of the August 2024 Reverse Stock Split on August 16, 2024, the number of shares of Class A Common Stock reserved for issuance under the 2021 SI Plan, as well as the number of shares subject to the then-outstanding awards under each of the Plans, were proportionately adjusted, using the 1-for-40 ratio, rounded down to the nearest whole share. In addition, the exercise price of the then-outstanding stock options under each of the Plans was proportionately adjusted, using the 1-for-40 ratio, rounded up to the nearest whole cent.
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
On August 17, 2023, the Board approved an amendment to the Incentive Plan (“Incentive Plan Amendment”) to reflect the updated timing of the previously announced FF 91 2.0 Futurist Alliance phase two of its Delivery Plan from the end of April 2023 to the end of the second quarter 2023 and subsequently to August 2023. The Incentive Plan Amendment is available to all active employees of the Company that began employment at the Company prior to July 1, 2023 and reduced the cash bonuses and milestone based restricted stock units (“RSUs”) by 10% for the internal Company sign-off on requirements to commence phase two of the Company’s Delivery Plan on or prior to July 31, 2023 (“New Delivery Condition”). The New Delivery Condition was met on August 12, 2023 upon delivery of the Ultimate AI Techluxury FF 91 2.0 Futurist Alliance. Pursuant to the Incentive Plan Amendment, RSU awards would be granted after the Company had sufficient additional shares available for such issuance (“Share Issuance Condition”) and cash bonuses would be paid once the Company received an additional $15.0 million in financings. The Share Issuance Condition was met on July 31, 2024, when the Company’s stockholders approved an increase in the number of shares available for issuance under the 2021 SI Plan.
The Incentive Plan Amendment includes the grant of RSUs to certain executive officers of the Company upon the Company’s satisfaction of the New Delivery Condition and the Share Issuance Condition with a grant date fair market value of approximately $8.0 million, subject to vesting in three annual installments on the first three anniversaries of the grant date,

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
As of September 30, 2024, the Company accrued $0.2 million for cash bonuses to be paid out under the Incentive Plan, which is included in the Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2024, under the 2021 SI Plan, the Company granted 1,543,977 RSUs, which had a weighted-average grant date fair value of $4.10 per share. As of September 30, 2024, the total remaining stock-based compensation expense for unvested RSUs is $4.9 million, which is expected to be recognized over a weighted-average period of 0.22 years.
As of September 30, 2024 and December 31, 2023, the Company had 747,032 and 26,680 shares of Class A Common Stock available for future issuance under its 2021 SI Plan.
The following table presents stock-based compensation expense included in each respective expense category in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$509	$(358)	$965	$6,616
Sales and marketing	96	(33)	172	786
General and administrative	988	(79)	1,115	1,504
	$1,593	$(470)	$2,252	$8,906
Included in stock-based compensation expense for the three months ended September 30, 2023 is a $0.7 million gain related to when the Company’s share-based payment awards were classified as liabilities from July 1, 2023 through August 25, 2023. Included in stock-based compensation expense for the nine months ended September 30, 2023 is a $4.1 million gain related to when the Company’s share-based payment awards were classified as liabilities from time to time during the nine months ended September 30, 2023.
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
Notes Payable
The Company has elected to measure certain notes payable and related party notes payable at fair value, specifically, the SPA Notes as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives, the Unsecured Convertible Notes as they can be exchanged into an SPA Note, and the Junior Secured SPA Notes as they contain embedded conversion and redemption rights that represent embedded derivatives (see Note 7, Notes Payable and Note 8, Related Party Transactions). The Company used a binomial lattice model and discounted cash flow methodology to value the SPA Notes. The significant assumptions used in the models include the volatility of the Class A Common Stock, the Company’s expectations around the full ratchet trigger, the Company’s debt discount rate based on a CCC rating, annual dividend yield, and the expected life of the instrument. Fair value measurements associated with the notes payable represent Level 3 valuations under the fair value hierarchy.
The fair value adjustments related to notes payables were recorded in Change in fair value measurements on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
SPA Warrants and Junior SPA Warrants
The Company’s SPA Warrants were originally liability classified pursuant to ASC 480-10. While liability classified, the Company elected to measure the SPA Warrants at fair value using a Monte Carlo simulation model, where the significant assumptions used include the volatility of the Company’s Class A Common Stock, the Company’s expectations around the full ratchet trigger, the contractual term of the SPA Warrants, the risk-free rate and annual dividend yield. Fair value measurements associated with the liability-classified warrants represent Level 3 valuations under the fair value hierarchy. During the period ended September 30, 2024, the Company’s SPA Warrants met the requirements for equity classification. The Company remeasured the SPA Warrants on the date that the requirements were met, (i.e., on August 1, 2024), and reclassified the balance in Additional Paid-In Capital. On the date of reclassification, the Company’s SPA Warrants had a fair value that was considered $0.2 million.
The Company’s Junior SPA Warrants meet the requirements for liability classification pursuant to ASC 480-10, Distinguishing Liabilities from Equity. The Junior SPA Warrants could require cash settlement upon events that are considered outside of the control of the Company in a manner that is not consistent with the holders of the Company’s Common Stock. The Company elected to measure the Junior SPA Warrants at fair value using a Monte Carlo simulation model, where the significant assumptions used include the volatility of the Company’s Class A Common Stock, the Company’s expectations around the full ratchet trigger, the contractual term of the Junior SPA Warrants, the risk-free rate and annual dividend yield. Fair value measurements associated with the liability-classified warrants represent Level 3 valuations under the fair value hierarchy.
Incremental Warrants
The Company’s Incremental Warrants represent a derivative call obligation pursuant to ASC 815, Derivatives and Hedging. As of September 30, 2024, the Company had Incremental Warrants outstanding that could be exercised for $30.0 million in Junior Secured SPA Notes. The Incremental Warrants are exercisable solely at the option of the holder for a period of one year from issuance. The Company concluded that the fair value of the Incremental Warrant derivative obligation was de minimus at inception. The Company will monitor the performance of the Company’s stock price and the fair value of the Junior Secured SPA Notes at each period to determine if the exercise price of the Junior Secured SPA Note par value is in-the-money.
Public and Private Warrants
Upon the closing of the Business Combination, the Company assumed 2,394 Public Warrants and 62 private warrants (the “Private Warrants”) from PSAC. The Company also issued 9 Private Warrants to settle related party notes of PSAC. The Public Warrants are indexed to the Company’s own stock and, as such, meet the scope exception in accordance with ASC

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
815-40 to be classified in equity. The Private Warrants are classified as liabilities and the fair value is included in Warrant Liabilities on the Unaudited Condensed Consolidated Balance Sheets. The Company valued the Private Warrants using a binomial lattice model. Inherent in a binomial lattice model are assumptions related to risk free rate, annual dividend yield, expected warrant life, and volatility of the Company's stock. The Company concluded that the Private Warrants did not have any value as of September 30, 2024 and had an estimated the fair value of $0.1 million as of December 31, 2023. Changes in the fair value of the Private Warrants are recorded in Change in Fair Value Measurements in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities[1]	$—	$—	$13,359
Notes payable[1]	$—	$—	$51,794
1 Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities[1]	$—	$—	$306
Notes payable[1]	$—	$—	$86,712
1 Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.
There were not any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three and nine months ended September 30, 2024 or the twelve months ended December 31, 2023. The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, accounts payable, accrued liabilities and certain notes payable approximate fair value because of their short-term nature or contractually defined value.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the activity of Level 3 fair value measurements:

(in thousands)	Warrant Liabilities[1]	Notes Payable[1]
Balance as of December 31, 2023	$306	$86,712
Additions	17,195	43,266
Exercises	—	—
Change in fair value measurements	(3,982)	(35,992)
Conversions of notes to Class A Common Stock	—	(44,891)
Debt extinguishments	—	2,699
Reclassification of SPA Warrants from liability to equity	(160)	—
Balance as of September 30, 2024	$13,359	$51,794
1 Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.
14. Net Loss per Share
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares outstanding. Diluted net loss per share attributable to common stockholders adjusts the basic net loss per share attributable to common stockholders and the weighted-average number of shares issued for potentially dilutive instruments.
The following data shows the amounts used in computing net loss per share and the effect on net loss and the weighted-average number of shares (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(77,686)	$(78,046)	$(234,588)	$(347,947)
Less: Deemed Dividend	(4,153)	—	(4,153)	—
Net loss available to common stockholders	$(81,839)	$(78,046)	$(238,741)	$(347,947)

Weighted average shares used in computing net loss per share of Class A and B Common Stock:
Basic	15,379,402	172,062	8,707,165	124,538
Diluted	15,379,402	172,062	8,707,165	124,538

Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(5.32)	$(453.59)	$(27.42)	$(2,793.90)
Diluted	$(5.32)	$(453.59)	$(27.42)	$(2,793.90)
The net loss per common share was the same for the Class A Common Stock and Class B Common Stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Because the Company reported a net loss for all periods presented, all potentially dilutive Common Stock equivalents were determined to be antidilutive for those periods and have been excluded from the calculation of net loss per share.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock attributable to Common Stock stockholders because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares issuable upon conversion of SPA Notes and settlement of make-whole provisions	25,995,784	746,412	25,995,784	746,412
Shares issuable upon conversion of Unsecured Convertible Notes	666,624	—	666,624	—
Shares issuable upon exercise of SPA Warrants	15,143	13,790	15,143	13,790
Shares issuable upon exercise of Junior SPA Warrants	5,931,638	—	5,931,638	—
Other warrants	1,278,802	34,136	1,278,802	34,136
Stock-based compensation awards – Options	2,879	3,568	2,879	3,568
Stock-based compensation awards – RSUs	1,529,966	1,481	1,529,966	1,481
Public warrants	2,453	2,453	2,453	2,453
Private warrants	12	12	12	12
Total	35,423,301	801,852	35,423,301	801,852
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
Subsequent SPA Activity
Subsequent to September 30, 2024, the Company received additional funding through additional Junior Secured SPA Notes totaling $9.3 million in aggregate principal amount. In addition, $24.5 million of principal and $3.6 million of interest of SPA Notes was converted into 13,537,870 shares of Class A Common Stock.
Filing of Registration Statement on Form S-1
Subsequent to September 30, 2024, the Company filed a Registration Statement on Form S-1 with the SEC on November 1, 2024, to register shares of the Company’s Class A Common Stock that are contingently issuable under the terms of the Junior Secured SPA Notes (see Note 7, Notes Payable).

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
The following discussion and analysis is intended to help the reader understand FF’s results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with FF’s Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q (this “Report” or this “Form 10-Q”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to FF’s plans and strategy for FF’s business, includes forward-looking statements that involve risks and uncertainties. FF’s actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed on May 28, 2024 (as amended, the “Form 10-K”), “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “Q1 2024 10-Q”), and “Cautionary Note Regarding Forward-Looking Statements” below. The objective of this section is to provide investors an understanding of the financial drivers and levers in FF’s business and describe the financial performance of the business.
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
Overview
The Company is a California-based, global, shared, intelligent, mobility ecosystem company is a global, shared, intelligent, mobility ecosystem company with a vision to disrupt the automotive industry. The Company is a holding company incorporated in the State of Delaware on February 11, 2020, conducts its operations through the subsidiaries of FF Intelligent Mobility Global Holdings Ltd. (“Legacy FF”), which was founded in 2014 and is headquartered in Los Angeles, California. Our Class A Common Stock and Public Warrants trade on The Nasdaq Capital Market (“Nasdaq”) under the ticker symbols “FFIE” and “FFIEW,” respectively.
FF designs and engineers next-generation intelligent, connected, electric vehicles. We manufacture vehicles at our production facility in Hanford, California (the “FF ieFactory California”). We have additional engineering, sales, and operational capabilities in China and are exploring opportunities for potential manufacturing capabilities in China through a joint venture or other arrangements.
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
•Since inception, we have developed a portfolio of intellectual property, established our supply chain, and assembled a global team of automotive and technology experts and innovators to achieve our goal of redefining the future of the automotive industry. As of September 30, 2024, we have approximately 660 active patents globally.
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

Recent Developments
During the three months ended September 30, 2024, these additional milestones and events took place:
•On September 22, 2024, we delivered an FF 91 2.0 Futurist Alliance to Born Leaders Entertainment in Hollywood, where Born Leaders also became a Developer Co-Creation Officer for us.
•On September 19, 2024, we officially launched our second brand, Faraday X (FX), specifically focused on producing affordable electric vehicles priced between $20,000 and $50,000 to capture a broader consumer market.
•On September 5, 2024, we entered into a Junior Securities Purchase Agreement (the “Junior Secured SPA”) with institutional investors for $30.0 million in commitments, consisting of $22.5 million in cash and $7.5 million converted from a prior loan (see Note 7, Notes Payable in the notes to the Unaudited Condensed Consolidated Financial Statements). The notes pursuant to the Junior Secured SPA have a 10% interest rate, are convertible into common stock, and were issued with warrants to purchase 5.7 million shares with an exercise price of $6.29. Each investor also received an incremental warrant to fund, at the investor’s sole discretion, additional notes pursuant to the Junior Secured SPA for amounts up to the original principal balance the investor funded.
•On August 16, 2024 after market close, the Company’s 1-for-40 reverse stock split became effective.
•On August 12, 2024, Wei Gao, Head of Global Communication and Community Sales, took delivery of an FF 91 2.0 Futurist Alliance, marking the second delivery in the Start of Delivery Second Phase (SOD2).
•On August 2, 2024, we entered into a Waiver Agreement with certain investors holding secured and unsecured convertible notes, allowing adjustments to the notes’ conversion price under specific conditions to reduce cash obligations, providing noteholders with the option to convert at a lower price while waiving accrued interest, and extending their right to purchase additional notes for one year.
•On August 1, 2024, we filed a Certificate of Amendment to increase authorized common stock from 463.3 million to 4.17 billion shares, bringing the total authorized shares to 4.18 billion (each on a pre-split adjusted basis). Also on August 1, 2024, we filed a Certificate of Elimination to eliminate the designation of the Series A Preferred Stock classification, reclassifying it as authorized but unissued, following the automatic redemption of all outstanding Series A Preferred shares.
•On July 20, 2024, we held an interactive investor Community Day at our Los Angeles headquarters.
•On July 18, 2024, we unveiled our Automotive Bridge Strategy, reintroducing a two-brand approach to target both luxury and affordable EV markets, expanding our reach through the integration of advanced AI and software technologies.
•On July 11, 2024, we entered into a Master Lease Agreement with Utica Leaseco, LLC with respect to a collateralized loan arrangement (see Note 7, Notes Payable in the notes to the Unaudited Condensed Consolidated Financial Statements).

In the period subsequent to September 30, 2024, these additional milestones and events took place:
•On November 1, 2024, we filed a Registration Statement on Form S-1 with the SEC. This registration covers the issuance of Class A Common Stock that are contingently issuable under the terms of the Junior Secured SPA Notes (see Note 7, Notes Payable in the notes to the Unaudited Condensed Consolidated Financial Statements).
•On October 24, 2024, we announced a co-investment agreement with Master Investment Group, led by Sheikh Abdulla Al Qassimi, to establish our future regional headquarters in Ras Al Khaimah, UAE, supporting Faraday’s Middle East expansion strategy. Construction is set to begin by late 2024, with operations expected by late 2025 or early 2026. Faraday Future signed agreements with the Ras Al Khaimah Economic Zone (RAKEZ) for both a current business location and a larger operational facility to strengthen its presence in the UAE’s strategic economic hub.
Recent Governance Developments
•We made senior leadership changes, appointing Koti Meka as Chief Financial Officer, effective September 23, 2024 and Aaron Ma as Acting Head of EV R&D, effective August 2024, to advance its dual-brand strategy.
•On September 22, 2024, we delivered an FF 91 2.0 Futurist Alliance to Born Leaders Entertainment in Hollywood, where Born Leaders also became a Developer Co-Creation Officer for us.
•On September 4, 2024, Nasdaq confirmed that we regained compliance with Nasdaq's listing requirements. This followed a series of actions to address deficiencies in timely filing of the Form 10-K and the Q1 2024 10-Q and a minimum bid price deficiency. On June 26, 2024, Nasdaq had granted continued listing, contingent upon meeting filing and minimum bid price requirements by July 31 and August 31, 2024, respectively. On July 30, 2024, we met the periodic reporting compliance requirement by filing our Q1 2024 Form 10-Q. Subsequently, in August 2024, we met the minimum bid price requirements following the August 2024 Reverse Stock Split.
•On August 27, 2024, we appointed Tin Mok as Head of FF United Arab Emirates (“UAE”), where he will lead business development and strategic financing efforts in the UAE and Middle East.
•On July 31, 2024, at the annual stockholder meeting, our stockholders approved proposals to increase authorized shares, approve a reverse stock split, reelect directors, and amend the 2021 Stock Incentive Plan, raising available shares by 88.3 million (on a pre-split adjusted basis).
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
Through September 30, 2024, we have sold a total of five and leased nine vehicles. As a result, we will require substantial additional capital to develop products and fund operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we will fund our ongoing operations through a combination of various funding and financing alternatives, including equipment financing of the FF ieFactory California, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on our assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of our FF ieFactory California will impact our ability to generate revenue. For additional discussion of the substantial doubt about our ability to continue as a going concern, see Note 2,

Liquidity and Capital Resources and Going Concern in the notes to the Unaudited Condensed Consolidated Financial Statements and for further details on liquidity, see the “Liquidity and Capital Resources” section below.
Revenue Recognition
We began the production of our FF 91 Futurist in March 2023 and started making deliveries to customers in August 2023. During the three months ended September 30, 2024, we did not sell any vehicles and leased out two vehicles.
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
Customer Deposits and Deferred Revenue
Our customers may reserve a vehicle and preorder certain services by making a customer deposit, which is fully refundable at any time. Refundable deposits, for vehicle reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits within Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.
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
Settlement on Accrued Research and Development Expenses
Settlement on accrued research and development expenses represents adjustments resulting from settling previously accrued R&D obligations at amounts lower than initially estimated. This line item generally includes gains arising from negotiations or dispute resolutions with vendors, technology partners, or service providers, where the final settlement amount reduces the originally accrued expenses associated with R&D activities.
Lease Impairment Loss
Lease impairment loss includes impairment charges on right-of-use (ROU) assets for leased properties that we have vacated, abandoned, or plan to terminate. This line item captures losses recognized when the carrying value of an ROU asset exceeds its fair value due to our exiting premises or terminating leases. Impairment losses may occur when facilities, including retail, office, or research spaces, are vacated, and the remaining lease liabilities continue to be recognized on the balance sheet. Lease impairment loss is not offset against lease termination gain, which is included in Other Income (Expense), net discussed below.
Loss on Disposal of Property, Plant and Equipment
Loss on disposal of property, plant and equipment relates to the abandonment of certain FF 91 Futurist program construction in progress assets, primarily vendor tooling, machinery, and equipment, due to the redesign of the related FF 91 components and implementation of our cost reduction program. Charges associated with disposals are recognized within operating expenses.
Change in Fair Value of Earnout Liability
Legacy FF stockholders, as of the July 21, 2021 closing date of the Business Combination (as defined in Note 10, Commitments and Contingencies in the notes to the Unaudited Condensed Consolidated Financial Statements) until its fifth anniversary, are entitled to contingent consideration of up to 2,605 additional shares of Class A Common Stock in the aggregate in two equal tranches upon the occurrence of each earnout triggering event (“Earnout Shares”). We recognized the Earnout Shares at fair value upon the closing of the Business Combination and classified them in Stockholders’ Equity since the Earnout Shares were determined to be indexed to our own stock and meet the requirements for equity classification in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. From time to time subsequent to the closing of the Business Combination, the Earnout Shares may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to us having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. The Earnout Shares reclassified as derivative instruments are recognized at fair value with changes in fair value recognized in earnings until such time as the conditions giving rise to such derivative liability classification are settled or we have sufficient authorized, unissued shares to settle such contracts with shares.
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
Related Party Interest Expense
 Related party interest expense consists of interest expense on notes payable with related parties not marked to fair value.

Other Income (Expense), net
 Other expense, net primarily consists of foreign currency transaction gains and losses and other expenses such as bank fees and late charges. Foreign currency transaction gains and losses are generated by revaluation of debt and the settlements of invoices denominated in currencies other than the functional currency. Other income, net primarily consists of lease termination gains.

Results of Operations
Comparison of results of operations for the three months ended September 30, 2024 versus the three months ended September 30, 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023
Unaudited Condensed Consolidated Statements of Operations
Revenue	$9	$551
Cost of revenues	21,453	16,131
Gross profit	(21,444)	(15,580)
Operating expenses
Research and development	5,180	21,593
Sales and marketing	2,601	5,318
General and administrative	8,278	24,023
Settlement on accrued research and development expenses	(14,935)	—
Lease impairment loss	57	—
Loss on disposal on property, plant and equipment	2,582	—
Change in fair value of earnout liability	—	(67)
Total operating expenses	3,763	50,867
Loss from operations	(25,207)	(66,447)
Change in fair value of notes payable and warrant liabilities	8,287	17,571
Change in fair value of related party notes payable and related party warrant liabilities	654	4,726
Loss on settlement of notes payable	(59,128)	(21,357)
Loss on related party notes payable	—	(10,756)
Interest expense	(1,442)	(90)
Related party interest expense	(1,212)	(69)
Other income/(expense), net	361	(1,624)
Loss before income taxes	(77,687)	(78,046)
Income tax provision	1	—
Net loss	$(77,686)	$(78,046)
Revenue

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Revenue	$9	$551	$(542)	(98)%

Total revenue decreased by $0.5 million for the three months ended September 30, 2024 compared to the same period in 2023. Automotive leasing revenue was recognized during the three months ended September 30, 2024, though the amount was not material, and no automotive sales revenue was recorded. In contrast, automotive sales revenue totaled $0.6 million for the three months ended September 30, 2023, with no leasing revenue during that period. The 2023 sales revenue resulted from the initial delivery of our flagship luxury electric vehicle, the FF 91 Futurist.

Cost of Revenues

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Cost of revenues	$21,453	$16,131	$5,322	33%
Cost of revenues increased by $5.3 million for the three months ended September 30, 2024 compared to the same period in 2023. This increase was primarily driven by depreciation expenses resulting from placing equipment into service to improve our production capabilities, in particular our paint and body shop, and an increase in corporate cost absorption into inventory and cost of revenues.

During the three months ended September 30, 2024, we continued transitioning our production capabilities to include both luxury and more affordable electric vehicles. This strategic shift, which is aligned with broader market demand, is expected to result in additional fixed cost allocations to cost of revenues as equipment is placed into service, while we continue to optimize our production efficiencies.

Research and Development (R&D)

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Research and development	$5,180	$21,593	$(16,413)	(76)%
R&D expense decreased by $16.4 million for the three months ended September 30, 2024 compared to the same period in 2023. This reduction was primarily attributable to a $10.1 million decrease resulting form headcount reductions and the reassignment of R&D personnel to production roles, as well as a $4.3 million decrease in engineering, design, and testing costs.
As we transition from an R&D focus to full-scale production, resources have been reallocated from R&D to manufacturing to enhance operational efficiency. This shift supports the commercialization of completed R&D developments while enabling targeted innovation in key areas. Strategic partnerships with technology providers and industry experts have also been established to sustain innovation with reduced internal costs.
We have also begun shifting our R&D focus towards the development of more affordable electric vehicle platforms, expanding our technology portfolio to address broader market demands. This strategic shift ensures continued innovation across both luxury and more affordable segments, aligning with evolving industry trends.
Sales and Marketing

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Sales and marketing	$2,601	$5,318	$(2,717)	(51)%
Sales and marketing expense decreased by $2.7 million for the three months ended September 30, 2024 compared to the same period in 2023. The reduction was primarily driven by a $1.7 million decrease in compensation expense, a decrease of $0.3 million in advertising costs, and a $0.2 million decrease in professional services expenses.
Despite a reduction in sales and marketing personnel, we continue to market effectively by leveraging our Co-Creation strategy, which involves partnerships with industry pioneers and influential personalities. Through this approach, we amplify our brand by engaging high-profile figures and involving users in our product development and marketing processes. Additionally, we host VIP events and participate in major industry showcases to provide customers and stakeholders with immersive experiences of our flagship vehicles, further enhancing customer engagement and brand visibility. These efforts allow us to optimize our marketing reach and increase brand awareness while maintaining lower internal costs.

General and Administrative

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
General and administrative	$8,278	$24,023	$(15,745)	(66)%
General and administrative expense decreased by $15.7 million for the three months ended September 30, 2024 compared to the same period in 2023. This decrease was primarily driven by a $6.5 million reduction in professional service fees, a $4.0 million decrease in general expenses, such as rent and insurance costs, and a $1.9 million reduction in wages and wage-related costs. Additionally, there was a $1.9 million decrease in depreciation expense.
These reductions reflect our ongoing cost-cutting initiatives aimed at optimizing general and administrative expenses. We have implemented measures to streamline operations, including renegotiating vendor contracts, consolidating office space to reduce rent, and restructuring our workforce to lower wage-related expenses, all while maintaining operational efficiency.
Settlement of Accrued Research and Development expenses

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Settlement on accrued research and development expenses	$(14,935)	$—	$(14,935)	NM*
*NM = not meaningful
Gain on settlement of previously accrued R&D expenses increased by $14.9 million for the three months ended September 30, 2024 compared to the same period in 2023. This gain resulted from a settlement that resolved ongoing disputes over unpaid invoices due to Palantir Technologies Inc. (“Palantir”) As of the date of settlement, we had accrued approximately $19.9 million of R&D expense.
Following arbitration, the parties reached a settlement in which we agreed to pay Palantir $5.0 million. We paid $0.2 million in cash and fulfilled the remaining $4.8 million obligation with the issuance of Class A Common Stock. On August 8, 2024, we issued Palantir 252,768 shares of Class A Common Stock valued at $2.4 million. As of September 30, 2024, we had an obligation to pay Palantir the remaining $2.4 million. We settled this obligation on October 1, 2024 through the issuance of 827,526 shares of Class A Common Stock. We recognized a gain of $14.9 million, reflecting the difference between the accrued expenses and the final settlement amount due to Palantir.
Loss on Disposal on Property, Plant and Equipment

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Loss on disposal on property, plant and equipment	$2,582	$—	$2,582	NM*
*NM = not meaningful.
We recognized a $2.6 million loss on the disposal of property, plant, and equipment during the three months ended September 30, 2024. No comparable transactions were recorded during the three months ended September 30, 2023. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.
Change in Fair Value of Earnout Liability

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of earnout liability	$—	$(67)	$67	NM*
*NM = not meaningful.
We did not have any earnout shares that were re-measured at fair value during the three months ended September 30, 2024. As of August 25, 2023, upon an increase in our authorized shares of Class A Common Stock, we reclassified the earnout shares from liability classification to equity classification. Once the number of authorized shares of our Class A Common Stock was increased, the earnout shares were determined to be equity classified under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. The $0.1 million decrease in the fair value of the earnout shares represents the change in fair value of the earnout prior to its reclassification and was recognized as a Change in fair value of earnout liability during the three months ended September 30, 2023.
Change in Fair Value of Notes Payable and Warrant Liabilities

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of notes payable and warrant liabilities	$8,287	$17,571	$(9,284)	(53)%
During the three months ended September 30, 2024, the fair value of our outstanding notes and warrants were revalued at lower fair values compared to the same period in 2023. The decrease in the fair value of the notes and warrants during the period was driven by factors including: (1) the decline in our stock price during the period; (2) pursuant to the terms of the Waiver Agreement (see Note 7, Notes Payable in the notes to the Unaudited Condensed Consolidated Financial Statements), interest payments due under the Secured SPA became due at maturity; and (3) the elimination of the interest make-whole pursuant to the Waiver Agreement. These gains were partially offset by $0.7 million in transaction costs during the period. The change in the fair value of our notes payable and warrant liabilities also decreased during the three months ended September 30, 2024 when compared with the same period in 2023 due to a 46% decrease in notes payable outstanding that are remeasured at fair value.
Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of related party notes payable and related party warrant liabilities	$654	$4,726	$(4,072)	(86)%
During the three months ended September 30, 2024, the fair values of our outstanding related party notes and warrants were revalued at lower fair values compared to the same period in 2023. This decrease was primarily driven by declines in our stock price during the period. The change in the fair value of our notes payable and warrant liabilities also decreased during the three months ended September 30, 2024 when compared with the same period in 2023 due to a 55% decrease in notes payable outstanding that are remeasured at fair value.
Loss on Settlement of Notes Payable

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Loss on settlement of notes payable	$(59,128)	$(21,357)	$(37,771)	177%
The increase in the loss on settlement of notes payable during the three months ended September 30, 2024 was driven by an increase in the notes payable converted during the period compared with the same period in 2023. During the three months ended September 30, 2024, noteholders converted $62.0 million of notes payable compared with $25.8 million during the three months ended September 30, 2023. Additionally, during the three months ended September 30, 2024, we recognized a loss on extinguishment of $2.7 million resulting from the Waiver Agreement. The increase was partially offset by a decrease in the loss on settlement per dollar of principal during the three months ended September 30, 2024.
Loss on Related Party Notes Payable

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Loss on related party notes payable	$—	$(10,756)	$10,756	NM*
*NM = not meaningful.
There were no settlements of related party notes payable during the three months ended September 30, 2024. During the three months ended September 30, 2023, a related party converted Unsecured SPA Notes with an aggregate principal balance of $6.6 million in exchange for 21,850 shares of Class A Common Stock. We recognized a loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument.

Interest Expense

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Interest expense	$(1,442)	$(90)	$(1,352)	(1,502)%
Interest expense increased by $1.4 million for the three months ended September 30, 2024 compared to the same period in 2023. This increase was primarily due to financial obligations associated with the Hanford, California manufacturing facility. We pursued a sale-leaseback arrangement for this facility to generate liquidity for operational and facility enhancements. However, due to conditions within the sale-leaseback agreement, the transaction was treated as a financing arrangement under U.S. generally accepted accounting principles (“GAAP”), resulting in interest expense rather than lease expense. This arrangement did not exist during the same period in 2023.
Related Party Interest Expense

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Related party interest expense	$(1,212)	$(69)	$(1,143)	(1657)%
Related party interest expense increased by $1.1 million for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to interest expense due to our loan with Chongqing Leshi Small Loan Co., Ltd. (“Chongqing”), a related party. This increase was primarily due to our default on the related party note with Chongqing, in the first quarter of 2024, which triggered an increase in the interest rate as well as additional interest expense and penalties. Since the default, we continue to accrue all relevant interest and penalties.
Other Income/ (Expense), Net

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Other income/(expense), net	$361	$(1,624)	$1,985	122%
Other income was $0.4 million for the three months ended September 30, 2024, compared to other expense of $1.6 million for the same period in 2023. The $0.4 million of other income for the three months ended September 30, 2024 and the other expense of $1.6 million for the same period in 2023 were primarily attributable to the revaluation of foreign currency transactions denominated in non-U.S. currencies assessed at the end of each period. During the three months ended September 30, 2024, the U.S. dollar exchange rate to the Chinese currency CNY declined, resulting in a foreign currency transaction gain from the revaluation of foreign currency transactions, which was recorded as Other income. During the three months ended September 30, 2023, the U.S. dollar exchange rate to the Chinese currency CNY climbed up, resulting in a foreign currency transaction loss from the revaluation of foreign currency transactions, which was recorded as Other expense.

Comparison of results of operations for the nine months ended September 30, 2024 versus the nine months ended September 30, 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Unaudited Condensed Consolidated Statements of Operations
Revenue	$304	$551
Cost of revenues	63,110	22,744
Gross profit	(62,806)	(22,193)
Operating expenses
Research and development	15,185	104,670
Sales and marketing	6,857	18,082
General and administrative	39,327	67,598
Settlement on accrued research and development expenses	(14,935)	—
Lease impairment loss	7,673	—
Loss on disposal on property, plant and equipment	2,511	3,698
Change in fair value of earnout liability	—	2,033
Total operating expenses	56,618	196,081
Loss from operations	(119,424)	(218,274)
Change in fair value of notes payable and warrant liabilities	28,927	90,030
Change in fair value of related party notes payable and related party warrant liabilities	315	5,110
Loss on settlement of notes payable	(117,509)	(204,885)
Loss on related party notes payable	(14,295)	(17,248)
Interest expense	(5,386)	(591)
Related party interest expense	(7,812)	(139)
Other income/(expense), net	599	(1,922)
Loss before income taxes	(234,585)	(347,919)
Income tax provision	(3)	(28)
Net loss	$(234,588)	$(347,947)
Revenues

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Revenue	$304	$551	$(247)	(45)%
Total revenue decreased by $0.2 million for the nine months ended September 30, 2024 compared to the same period in 2023. This decline was primarily driven by a $0.2 million reduction in automotive sales revenue and adjustments to leasing revenue, as certain co-collaborators did not meet their public engagement obligations. Automotive sales in 2023 were largely attributable to the initial delivery of the FF 91 Futurist, which began in the third quarter of 2023.

	Nine Months Ended September 30,
(in thousands)	2024	2023	Amount	%
Cost of revenues	$63,110	$22,744	$40,366	177%
Cost of revenues increased by $40.4 million for the nine months ended September 30, 2024 compared to the same period in 2023. This increase was primarily due to higher depreciation expenses from placing equipment into service to improve our production capabilities, an increase in corporate cost absorption into inventory and cost of revenues, and the fact that vehicle production only began in the latter part of the second quarter of 2023.
During the nine months ended September 30, 2024, we began transitioning our production capabilities to include both luxury and more affordable electric vehicles. This strategic shift, which is aligned with broader market demand, is expected to result in additional fixed cost allocations to cost of revenues as equipment is placed into service, while we continue to optimize our production efficiencies.

Research and Development (R&D)

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Research and development	$15,185	$104,670	$(89,485)	(85)%
R&D expense decreased by $89.5 million for the nine months ended September 30, 2024, compared to the same period in 2023. The most significant factor driving this reduction was a $51.6 million decrease due to headcount reductions and the transfer of R&D personnel to production roles. Additionally, engineering, design, and testing costs declined by $24.9 million, and information technology-related expenses decreased by $3.2 million.
As we transition from an R&D focus to full-scale production, resources have been reallocated from R&D to manufacturing to enhance operational efficiency. This shift supports the commercialization of completed R&D developments while enabling targeted innovation in key areas. Strategic partnerships with technology providers and industry experts have also been established to sustain innovation with reduced internal costs.
We have also begun shifting our R&D focus towards the development of more affordable electric vehicle platforms, expanding our technology portfolio to address broader market demands. This strategic shift ensures continued innovation across both luxury and more affordable segments, aligning with evolving industry trends.
Sales and Marketing

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Sales and marketing	$6,857	$18,082	$(11,225)	(62)%
Sales and marketing expense decreased by $11.2 million for the nine months ended September 30, 2024 compared to the same period in 2023. This reduction was primarily driven by a $6.8 million decrease in compensation expense, a $1.4 million decrease in general expenses (such as rent, rent related expenses, and insurance costs), and a $1.0 million decrease in professional services expenses.
Despite a reduction in sales and marketing personnel, we continue to market effectively by leveraging our Co-Creation strategy, which involves partnerships with industry pioneers and influential personalities. Through this approach, we amplify our brand by engaging high-profile figures and involving users in our product development and marketing processes. Additionally, we host VIP events and participate in major industry showcases, to provide customers and stakeholders with immersive experiences of our flagship vehicles, further enhancing customer engagement and brand visibility. These efforts allow us to optimize our marketing reach and increase brand awareness while maintaining lower internal costs.
General and Administrative

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
General and administrative	$39,327	$67,598	$(28,271)	(42)%
General and administrative expense decreased by $28.3 million for the nine months ended September 30, 2024, compared to the same period in 2023. This decline was primarily driven by a $14.8 million reduction in professional service fees, a $6.7 million decrease in general expenses, such as rent and insurance costs, and a $4.8 million reduction in wages and wage-related costs. Additionally, there was a $2.8 million decrease in depreciation expense.
These reductions reflect our ongoing cost-cutting initiatives aimed at optimizing general and administrative expenses. We have implemented measures to streamline operations, including renegotiating vendor contracts, consolidating office space to reduce rent, and restructuring our workforce to lower wage-related expenses, all while maintaining operational efficiency.

Settlement of Accrued Research and Development expenses

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Settlement on accrued research and development expenses	$(14,935)	$—	$(14,935)	NM*
*NM = not meaningful
Gain on settlement of previously accrued R&D expenses increased by $14.9 million for the nine months ended September 30, 2024 compared to the same period in 2023. This gain resulted from a settlement that resolved ongoing disputes over unpaid invoices due to Palantir. As of the date of settlement, we had accrued approximately $19.9 million of R&D expense.
Following arbitration, the parties reached a settlement in which we agreed to pay Palantir $5.0 million. We paid $0.2 million in cash and fulfilled the remaining $4.8 million obligation with the issuance of Class A Common Stock. On August 8, 2024, we issued Palantir 252,768 shares of Class A Common Stock valued at $2.4 million. As of September 30, 2024, we had an obligation to pay Palantir the remaining $2.4 million. We settled this obligation on October 1, 2024 through the issuance of 827,526 shares of Class A Common Stock. We recognized a gain of $14.9 million, reflecting the difference between the accrued expenses and the final settlement amount due to Palantir.
Lease Impairment Loss

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Lease impairment loss	$7,673	$—	$7,673	NM*
NM = not meaningful
During the nine months ended September 30, 2024, we recorded a $7.7 million impairment loss related to lease right-of-use (ROU) assets. This loss resulted from moving out of a leased store facility, a leased research facility and an administrative facility in China, as we worked with landlords to negotiate the related lease terminations.
We have taken steps to optimize our operational footprint by reducing unnecessary overhead to align with current needs. These initiatives, including lease terminations and renegotiations, have contributed to a more efficient cost structure and helped reduce ongoing lease obligations.
Loss on Disposal of Property, Plant and Equipment

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Loss on disposal on property, plant and equipment	$2,511	$3,698	$(1,187)	(32)%
Loss on disposal of property, plant, and equipment decreased by $1.2 million for the nine months ended September 30, 2024 compared to the same period in 2023. In 2024, we recognized a $2.5 million loss on the disposal of property, plant, and equipment, while in 2023, there was a non-recurring write-off of $3.7 million, primarily related to construction-in-process assets that were not expected to be used as part of the start of production. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.
Change in Fair Value of Earnout Liability

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of earnout liability	$—	$2,033	$(2,033)	(100)%
We did not have any earnout shares that were re-measured at fair value during the nine months ended September 30, 2024. As of August 25, 2023, upon an increase in our authorized shares of Class A Common Stock, we reclassified the earnout shares from liability classification to equity classification. Once the number of authorized shares of our Class A Common Stock was increased, the earnout shares were determined to be equity classified under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. During the nine months ended September 30, 2023, we recognized $2.0 million as the change in fair value of earnout liability for when the equity-linked instruments were classified as derivative liabilities from time to time.
Change in Fair Value of Notes Payable and Warrant Liabilities

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of notes payable and warrant liabilities	$28,927	$90,030	$(61,103)	(68)%
During the nine months ended September 30, 2024 and 2023, the fair value of our outstanding notes and warrants were revalued at lower values than in the preceding periods. Our outstanding notes and warrants were remeasured at predominantly lower fair values due to pricing inputs that use the market price of our Common Stock and debt discount rate, which have experienced a decline.
The change in fair value during the nine months ended September 30, 2024 is smaller compared to the same period in 2023 due to a decline in the outstanding balance of notes payable during the nine months ended September 30, 2024 as compared with an increase in the outstanding balance of notes payable during the nine months ended September 30, 2023.
Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of related party notes payable and related party warrant liabilities	$315	$5,110	$(4,795)	(94)%
During the nine months ended September 30, 2024 and 2023, the fair value of our outstanding related party notes and warrants were revalued at lower values than in the preceding periods. Our outstanding notes and warrants were remeasured at predominantly lower fair values due to pricing inputs that use the market price of our Common Stock and debt discount rate, which have experienced a decline.
The change in fair value during the nine months ended September 30, 2024, is smaller compared to the same period in 2023 due to a decline in the outstanding balance of related party notes payable during the nine months ended September 30, 2024 as compared with an increase in the outstanding balance of related party notes payable during the nine months ended September 30, 2023.
Loss on Settlement of Notes Payable

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Loss on settlement of notes payable	$(117,509)	$(204,885)	$87,376	(43)%
The decrease in the loss on settlement of notes payable during the nine months ended September 30, 2024 was driven by smaller losses on extinguishment resulting from the modification of our notes payable accounted for as an extinguishment pursuant to the guidance in ASC 470-50, Debt—Modifications and Extinguishments, and a lower conversion volume during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we incurred a loss on extinguishment of $2.7 million as a result of entering into the Waiver Agreement, and noteholders converted $96.3 million of notes payable. During the nine months ended September 30, 2023, we incurred a loss on extinguishment of $11.4 million as a result of the Eighth Secured SPA Amendment, and noteholders converted $200.4 million of notes payable.
Loss on Related Party Notes Payable

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Loss on related party notes payable	$(14,295)	$(17,248)	$2,953	(17)%

During the nine months ended September 30, 2024, related party noteholders converted $0.7 million of related party notes payable into 1,324,292 shares of our Class A Common Stock, and we recognized a loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument. In addition, as discussed in Note 8, Related Party Transactions in the notes to the Unaudited Condensed Consolidated Financial Statements, we also recognized a $14.1 million loss on related party notes from the recognition of interest and penalties and the increase of principal due to our breach of the agreement with Chongqing Leshi Small Loan Co., Ltd. There was no comparable related party loss in the comparable prior year period.
In May 2023, we entered into Unsecured SPA Notes with Metaverse Horizon Limited (“MHL”), who is a related party, and V W Investment Holding Limited (“V W Investment”). During the nine months ended September 30, 2023, MHL converted Unsecured SPA Notes with an aggregate principal balance of $18.7 million into 602,947 shares of Class A Common Stock, and we recognized a loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument.
Interest Expense

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Interest expense	$(5,386)	$(591)	$(4,795)	(811)%
Interest expense increased by $4.8 million for the nine months ended September 30, 2024 compared to the same period in 2023. This increase was primarily due to financial obligations associated with the Hanford, California manufacturing facility. We pursued a sale-leaseback arrangement for this facility to generate liquidity for operational and facility enhancements. However, due to conditions within the sale-leaseback agreement, the transaction was treated as a financing arrangement under GAAP, resulting in interest expense rather than lease expense. This arrangement did not exist during the same period in 2023.
Related Party Interest Expense

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Related party interest expense	$(7,812)	$(139)	$(7,673)	5520%
Related party interest expense increased by $7.7 million for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to interest expense due to our loan with Chongqing, a related party. This increase was primarily due to our default on the related party note with Chongqing, in the first quarter of 2024, which triggered an increase in the interest rate as well as additional interest expense and penalties. Since the default, we continue to accrue all relevant interest and penalties.
Other/(Expense) Income, Net

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Amount	%
Other income/(expense), net	$599	$(1,922)	$2,521	(131)%
Other income was $0.6 million for the nine months ended September 30, 2024, compared to Other expense of $1.9 million for the same period in 2023. The $0.6 million of Other income for the nine months ended September 30, 2024 and the $1.9 million of Other expense for the same period in 2023 were primarily attributable to the revaluation of foreign currency transactions denominated in non-U.S. currencies assessed at the end of each period. During the nine months ended September 30, 2024, the U.S. dollar exchange rate to the Chinese currency CNY declined, resulting in a foreign currency transaction gain from the revaluation of foreign currency transactions, which was recorded as Other income. During the nine months ended September 30, 2023, the U.S. dollar exchange rate to the Chinese currency CNY climbed up, resulting in a foreign currency transaction loss from the revaluation of foreign currency transactions, which was recorded as Other expense.
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
We have and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of our electric vehicle platform, development of vehicle models, finalizing the build out of the FF ieFactory California manufacturing facility, and capital raising. We incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $4,193.1 million, an unrestricted cash balance of $7.3 million and a negative working capital position of $168.3 million, excluding restricted cash, as of September 30, 2024. During 2023, we delivered our first vehicles but expect to continue generating significant operating losses for the foreseeable future. We have funded our operations and capital needs primarily through the issuance of related party notes payable and notes payable (see Note 7, Notes Payable and Note 8, Related Party Transactions in the notes to the Unaudited Condensed Consolidated Financial Statements), convertible notes, and the sale of common stock.
Pursuant to the Secured SPA, the Unsecured SPA, the Unsecured Streeterville SPA, the FFVV Joinder, and the Senyun Joinder (collectively the “SPA Commitments”) (see Note 7, Notes Payable and Note 8, Related Party Transactions in the notes to the Unaudited Condensed Consolidated Financial Statements), we obtained commitments from several investors. As of September 30, 2024, the SPA Commitments totaled $554.5 million, of which $365.3 million was funded, $189.2 million remained to be funded, and $38.7 million in principal was outstanding. As of September 30, 2024, Optional Commitments under the SPA Commitments totaled $366.0 million, of which $48.4 million was funded, $317.6 million remained to be funded, and $10.4 million was outstanding. The remaining amounts to be funded as of September 30, 2024, are subject to the achievement of delivery milestones, satisfaction of closing conditions, and satisfaction or waiver of other conditions.
We may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional incremental convertible senior secured note purchasers under the SPA Commitments or other debt or equity financing in a timely manner, on acceptable terms, or at all.
On September 5, 2024, we entered into another Securities Purchase Agreement (the “Junior Secured SPA”) with certain institutional investors as purchasers (the “Junior Secured SPA Investors”). Pursuant to the Junior Secured SPA, the Junior Secured SPA Investors agreed to purchase certain secured promissory notes (the “Junior Secured SPA Notes”), warrants, and incremental warrants for approximately $30.0 million, of which $22.5 million was paid in cash and approximately $7.5 million was converted from a previous loan to us, in two closings. As of September 30, 2024, we received $20.8 million of the commitments and the remaining commitments were received by October 30, 2024. Additionally, the Junior Secured SPA Investors were given an incremental warrant to purchase additional Junior Secured SPA commitments, up to amounts originally funded (the “Incremental Warrants”), at the same terms and conditions as the original Junior Secured SPA Notes. The Incremental Warrants are exercisable immediately, entirely at the option of the holder, with a term of one year to purchase the additional Junior Secured SPA Notes at an exercise price equal to the principal amount of the Junior Secured SPA Notes issued to the Junior Secured SPA Investor.
On November 11, 2022, we entered into a three-year Standby Equity Purchase Agreement (the “SEPA”) with YA II PN Ltd. (“Yorkville”). Under terms of the SEPA, we may, at our option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate under our option) of Class A Common Stock to an affiliate of Yorkville Advisors, subject to certain limitations. As of September 30, 2024, we had the right to issue and sell up to an additional $192.5 million, or $342.5 million if we exercise our option under the SEPA, of Class A Common Stock under the SEPA.
In addition, on September 26, 2023, we entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC, as sales agents, to sell shares of Class A Common Stock, from time to time, with aggregate gross sales proceeds of up to $90.0 million pursuant to the Registration Statement as an “at-the-market” offering under the Securities Act (the “ATM Program”). The ATM Program was the primary source of liquidity for us during the period from September 2023 through December 2023. Under applicable SEC rules and regulations, because we failed to timely file our Form 10-K and the Quarterly Report Form 10-Q for the quarter ended March 31, 2024, we are not eligible to use the S-3 registration process, which restricts our ability to raise capital through that streamlined method of offering securities and cannot access the ATM Program. As such, our current primary source of liquidity is the issuance of various convertible note instruments.
Our ability to issue and sell additional shares of common stock or warrants under the SEPA and ATM Program is constrained by the number of authorized shares of our common stock. We must consider shares issuable under convertible debt, warrants or other obligations with equity rights. In addition, equity issuances can potentially trigger provisions under the SPA Commitments and Junior Secured SPA Notes that increase the number of shares to be issued upon conversion and reduce the strike price of related warrants. This could result in us having inadequate authorized shares to meet our outstanding commitments.

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
Since April 2023, we have been in default on, and since January 1, 2024, we have been in breach of, our debt agreement with Chongqing Leshi Small Loan Co., Ltd., a related party, with an outstanding principal balance of $7.7 million and interest payable of $20.0 million as of September 30, 2024. During 2024, we were also in default on our Unsecured Convertible Note obligations and various related party notes (see Note 7, Notes Payable and Note 8, Related Party Transactions in the notes to the Unaudited Condensed Consolidated Financial Statements). Due to the cross default provisions of the SPA Notes and Junior Secured SPA Notes, we were and have been in default on the SPA and Junior Secured Commitments and we are presenting the related notes as current.
Sources of Liquidity
As of September 30, 2024, we maintained unrestricted cash on hand totaling $7.3 million, which was held for working capital and general corporate purposes. We also have access to various sources of additional capital, including the SEPA, the ATM Program, the Secured SPA, the Unsecured SPA, the Unsecured Streeterville SPA, the FFVV Joinder, and the Senyun Joinder (collectively the “SPA Commitments”), the Junior Secured SPA and other unsecured convertible notes. Our current primary source of liquidity is the issuance of various convertible note instruments pursuant to the SPA Commitments and the Junior Secured SPA. Our ability to access these sources of capital and further information on amounts available is discussed in Note 2, Liquidity and Capital Resources and Going Concern in the notes to the Unaudited Condensed Consolidated Financial Statements.
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

Related party notes payable consists of the following as of September 30, 2024:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Related party notes – Unsecured Convertible	April 8, 2024	0.0427	$1,302
Related party notes – China	December 2023	18.0%	$7,706
Related party notes – China various other	Due on Demand	—%	3,805
Related party notes – Convertible FFGP	May 2024	4.27%	250
Related party notes – FFGP	Various 2024	4.27% - 5.27%	1,576
Related party notes – Other	December 2024	12.0%	75
			14,714
Less: Related party notes payable, current			(14,714)
Total: Related party notes payable, less current			$—
We have entered into notes payable agreements with third parties, which consist of the following as of September 30, 2024:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%-15%	$26,336	$(4,146)	$(1,976)	$20,214
Unsecured SPA Notes*	Various dates in 2029	10%-15%	22,802	398	(2,350)	20,850
Junior Secured Notes	September 2029	10%	20,769	(11,341)	—	9,428
Collateralized loan	October 2028	28%	4,805	—	(419)	4,386
Notes payable – China other	Due on Demand	—%	4,950	—	—	4,950
Auto loans	October 2026	7%	58	—	—	58
			$79,720	$(15,089)	$(4,745)	59,886
Less: Notes payable, current portion						(56,086)
Total: Notes payable, less current portion						$3,800
* includes amounts attributed to the Unsecured Streeterville SPA
All notes, except amounts due in greater than 12 months pursuant to the Collateralized Loan, are classified as current as of September 30, 2024.
Cash Flow Analysis
Presented below is a summary of FF’s cash flows for the periods indicated:

(in thousands)	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(51,796)	$(240,370)
Investing activities	$(572)	$(10,846)
Financing activities	$55,685	$237,565
Effect of exchange rate changes on cash and restricted cash	$7	$3,704

Operating Activities
We continue to experience negative cash flows from operating activities as we design and develop our vehicles and build our infrastructure in both the United States and China. Cash flows from operating activities are significantly impacted by our capital investments to support business growth, particularly in enhancing the production capabilities of our electric vehicles, corporate planning, and general and administrative functions. Additionally, our operating cash flows are influenced by working capital requirements to support growth, as well as fluctuations in personnel-related expenses, accounts payable, accrued interest, other current liabilities, deposits, and other current assets.
Net cash used in operating activities was $51.8 million for the nine months ended September 30, 2024 as compared to $240.4 million for the nine months ended September 30, 2023, representing an improvement of $188.6 million. This improvement was primarily driven by a $113.4 million reduction in net loss for the nine months ended September 30, 2024, compared to the prior period.
Significant non-cash adjustments to net loss included a $61.5 million decrease in fair value adjustments on notes payable and warrant liabilities and a $25.8 million increase in depreciation and amortization. These were partially offset by an $87.4 million decrease in losses on the settlement of notes payable and a $14.9 million gain from the settlement of previously accrued R&D expenses.
Changes in operating assets and liabilities also significantly impacted cash flows from operating activities. Key contributors included a $37.7 million change in inventory balances, a $26.9 million change in accrued expenses and other current liabilities, a $20.4 million change in deposits, and a $11.0 million change in other current and non-current assets, partially offset by a $15.6 million change in accounts payable.
Investing Activities
Net cash used in investing activities was $0.6 million and $10.8 million for the nine months ended September 30, 2024 and 2023, respectively, representing a decrease of $10.3 million. This change was driven by a significant decrease in the acquisition of fixed assets due to the reduction of liquidity.
Financing Activities
Given the challenging financing landscape, we continue to pursue strategic opportunities to strengthen our cash position and support our growth objectives, primarily utilizing a mix of convertible loans and non-convertible funding alternatives.
Net cash provided by financing activities was $55.7 million and $237.6 million for the nine months ended September 30, 2024 and 2023, respectively, reflecting a decrease of $181.9 million. Proceeds from notes payable in the nine months ended September 30, 2024 totaled $54.0 million, down from $208.7 million in the same period in 2023, a reduction of $154.6 million. Proceeds from related-party notes payable for the nine months ended September 30, 2024 were $3.1 million, down from $19.8 million in the same period in 2023, a reduction of $16.7 million. Furthermore, cash generated from common stock sales decreased by $8.5 million for the nine months ended September 30, 2024 compared to the same period in 2023.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The effects of exchange rate changes on cash and restricted cash was immaterial for the nine months ended September 30, 2024 and $3.7 million for the nine months ended September 30, 2023. The effects of exchange rate changes on cash and restricted cash result from fluctuations in the translation of assets and liabilities denominated in foreign currencies, primarily Chinese currency CNY. Fluctuations in exchange rates against the U.S. Dollar may positively or negatively affect our operating results.
Off-Balance Sheet Arrangements
We did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, we did not have any off-balance sheet arrangements as of September 30, 2024 and December 31, 2023.

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
Based on an evaluation of FF’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), FF’s Global Chief Executive Officer and Interim Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that FF’s disclosure controls and procedures were not effective as of September 30, 2024, due to the material weaknesses in our internal control over financial reporting described below.
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
In addition, as of September 30, 2024, certain departments within the Company report to both Mr. Jia (our founder and Chief Product and User Ecosystem Officer) and Mr. Aydt (our Global Chief Executive Officer), including the Company’s user ecosystem, capital markets, human resources and administration, and FF China (“FFCN”), subject to processes and controls that have been determined and continue to be developed by the Board after consultation with the Company’s management. Further, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act, and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act. FF has or is planning to put in place processes and controls to mitigate the risks associated with the changes in Mr. Jia’s responsibilities as well as to enhance oversight and corporate governance, including but not limited to:
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, FF’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The SPA Notes, the SPA Warrants, the Junior Secured SPA Notes and the Junior SPA Warrants were not registered under the Securities Act, and were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering without any form of general solicitation or general advertising.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
No director or Section 16 officer of the Company entered into, modified or terminated a Rule 10b5-1 trading arrangement or any non-Rule 105b-1 trading arrangement during the three months ended September 30, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits	Incorporation by Reference

3.1	Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K/A filed on August 29, 2023.
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024.
3.3	Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 26, 2024.
3.4	Certificate of Elimination of Series A Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on August 1, 2024.
3.5	Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on August 1, 2024.
3.6	Fourth Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.2 to the Current Report on Form 8-K filed on August 15, 2024.
3.7	Amended and Restated Bylaws of the Company	Exhibit 3.2 to the Current Report on Form 8-K filed on June 16, 2023.
4.1	Form of Warrant	Exhibit 4.1 to the Current Report on Form 8-K filed on September 6, 2024.
4.2	Form of Incremental Warrant	Exhibit 4.2 to the Current Report on Form 8-K filed on September 6, 2024.
4.3	Form of Placement Agent Warrant	Exhibit 4.3 to the Current Report on Form 8-K filed on September 6, 2024.
4.4	Form of Secured Convertible Note	Exhibit 4.4 to the Current Report on Form 8-K filed on September 6, 2024.
10.1	Master Lease Agreement, dated July 11, 2024, between Faraday&Future Inc. and Utica Leaseco, LLC ***	Exhibit 10.1 to the Current Report on Form 8-K filed on July 13, 2024.
10.2	Rider No. 1 to Master Lease Agreement, dated July 11, 2024, by and between Faraday&Future Inc. and Utica Leaseco, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on July 13, 2024.
10.3	Rider No. 2 to Master Lease Agreement, dated July 11, 2024, by and between Faraday&Future Inc. and Utica Leaseco, LLC	Exhibit 10.3 to the Current Report on Form 8-K filed on July 13, 2024.
10.4	Master Lease Guaranty, dated July 11, 2024, by and between Faraday Future Intelligent Electric Inc. and Utica Leaseco, LLC	Exhibit 10.4 to the Current Report on Form 8-K filed on July 13, 2024.
10.5	Equipment Schedule to the Master Lease Agreement ***	Exhibit 10.5 to the Current Report on Form 8-K filed on July 13, 2024.
10.6	Rider No. 1 to Equipment Schedule, dated July 11, 2024	Exhibit 10.6 to the Current Report on Form 8-K filed on July 13, 2024.
10.7	Post-Closing Agreement, dated July 11, 2024, by and between Faraday&Future Inc. and Utica Leaseco, LLC	Exhibit 10.7 to the Current Report on Form 8-K filed on July 13, 2024.
10.8	Amendment No. 11 to the Securities Purchase Agreement, dated July 11, 2024, by and among Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC	Exhibit 10.8 to the Current Report on Form 8-K filed on July 13, 2024.
10.9	Amendment No. 12 to the Securities Purchase Agreement, dated July 11, 2024, by and among Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.9 to the Current Report on Form 8-K filed on July 13, 2024.
10.10+	Faraday Future Intelligent Electric Inc. Amended and Restated 2021 Stock Incentive Plan, effective June 20, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on August 1, 2024.
10.11	Form of Waiver Agreement, dated August 2, 2024, by and between the Company and the holders party thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on August 5, 2024.
10.12	Securities Purchase Agreement, dated September 5, 2024, by and between the Company and parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on September 6, 2024.
10.13	Form of Security Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2024
10.14	Subordination and Intercreditor Agreement, dated September 5, 2024, by and among Faraday Future Intelligent Electric Inc. and the parties thereto	Exhibit 10.3 to the Current Report on Form 8-K filed on September 6, 2024
10.15+	Offer Letter with Koti Meka, dated September 17, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2024
10.16*	Letter Amendment to Settlement Agreement dated August 9, 2024, by and between Faraday&Future, Inc. and Palantir Technologies, Inc.

10.17*	First Amendment to Lease Agreement, dated March 14, 2024, by and between 10701 Idaho Owner, LLC and Faraday&Future Inc.
10.18*	Second Amendment to Lease Agreement, dated August 27, 2024, by and between 10701 Idaho Owner, LLC and Faraday&Future Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Inline XBRL Document Set for the Unaudited Condensed Consolidated Financial Statements and accompanying notes to Unaudited Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File - formatted in Inline XBRL and included in Exhibit 101
*     Filed herewith.
**    Furnished herewith.
*** Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
+ Designates a management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Faraday Future Intelligent Electric Inc.

Date: November 7, 2024

By:	/s/ Matthias Aydt
Name:	Matthias Aydt
Title:	Global Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Koti Meka
Name:	Koti Meka
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)