Form 10-K
period 2024-12-31
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2025-03-31
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-39395
Faraday Future Intelligent Electric Inc.
(Exact name of registrant as specified in its charter)

Delaware	3711	84-4720320
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial classification code number)	(I.R.S. Employer Identification Number)
18455 S. Figueroa Street Gardena, CA		90248
(Address of Principal Executive Offices)		(Zip Code)
(424) 276-7616
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FFAI	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Class A Common Stock at an exercise price of $2,760.00 per share	FFAIW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing price as reported on the Nasdaq Stock Market, the aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 223,500,520. Shares of Common Stock held by each executive officer and director and by each stockholder of more than 10% of any class of voting equity securities of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 28, 2025, there were 85,092,832 shares of Class A Common Stock, $0.0001 par value, and 6,667 shares of Class B Common Stock, $0.0001 par value, issued and outstanding.

Part I
Item 1. Business
Unless the context indicates otherwise, references in this Annual Report on Form 10-K for the year ended December 31, 2024 (this “Form 10-K”) to “FFAI” or “FFIE” refer to Faraday Future Intelligent Electric Inc. (f/k/a Property Solutions Acquisition Corp.), a holding company incorporated in the State of Delaware, and not to its subsidiaries, and references herein to the “Company,” “we,” “us,” “our,” and similar terms refer to Faraday Future Intelligent Electric Inc. and its consolidated subsidiaries, a complete list of which is set forth in Exhibit 21.1 to this Form 10-K forms a part. The Company refers to our primary operating subsidiary in the U.S., Faraday&Future Inc., as “FF U.S.” The Company refers to all our subsidiaries organized in China (including Hong Kong) collectively as the “PRC Subsidiaries.” As of December 31, 2024, our only operating subsidiaries in mainland China and in Hong Kong are FF Automotive (China) Co. Ltd., Ruiyu Automotive (Beijing) Co., Ltd. and Shanghai Faran Automotive Technology Co., Ltd., each of which was organized in the PRC. References to “PSAC” refer to Property Solutions Acquisition Corp., a Delaware corporation, our predecessor company prior to the consummation of the Business Combination (as defined herein), and “Legacy FF” refers to FF Intelligent Mobility Global Holdings Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands, together with its consolidated subsidiaries, prior to the Business Combination. References to “PSAC” refer to Property Solutions Acquisition Corp., a Delaware corporation, our predecessor company prior to the consummation of the Business Combination (as defined herein), and “Legacy FF” refers to FF Intelligent Mobility Global Holdings Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands, together with its consolidated subsidiaries, prior to the Business Combination. The discussion of the Company’s business and the electric vehicle industry below is qualified by, and should be read in conjunction with, the discussion of the risks related to Company’s business and industry detailed elsewhere in this Annual Report on Form 10-K.
Company Overview
Our Business Operations at a Glance
Faraday Future Intelligent Electric Inc. is a California-based global shared intelligent mobility ecosystem company with a vision to disrupt the automotive industry.
With headquarters in Gardena, California, the Company designs and engineers next-generation intelligent, connected, electric vehicles, including both the FF Series and the FX Series. The Company manufactures vehicles at its production facility in Hanford, California, known as “FF ieFactory California”. The Company has additional engineering, sales, and operational capabilities in China and are exploring opportunities for potential manufacturing capabilities in China. In addition, the Company is in the process of establishing a vehicle assembly facility in the United Arab Emirates (“UAE”) to support sales of FF and FX vehicles and to expand the Company’s market presence in the UAE market.
Since the Company’s founding, the Company has developed innovations in technology and products, and followed a business model focused on users. The Company believes these innovations will help it set new standards in luxury and performance that will enhance quality of life and redefine the future of intelligent mobility.
Corporate Structure, Capital Markets, and Global Strategy
Faraday Future Intelligent Electric Inc. is a holding company incorporated in Delaware that conducts its operations through its wholly-owned subsidiaries. As a holding company with no material operations of its own, the Company relies on these subsidiaries to carry out its business activities. Investors in the Company’s Class A Common Stock (the “Class A Common Stock,” and together with the Company’s Class B Common Stock, the “Common Stock”) are investors solely in Faraday Future Intelligent Electric Inc., the Delaware entity.
The Company’s Class A Common Stock is listed on the Nasdaq Stock Market under the ticker symbol “FFAI,” formerly “FFIE”. The Company’s capital structure includes Class B Common Stock, which grants enhanced voting rights to certain stakeholders, aligning long-term decision-making with the Company’s strategic vision.
The Company operates under a dual-home market strategy, leveraging the strengths of both the U.S. and Chinese automotive industries. This approach combines U.S.-based technological innovation and vehicle development with China’s supply chain and production capabilities to support long-term growth in both markets.
The Company is in the process of establishing a vehicle assembly facility and a sales office in the UAE. While not yet fully operational, these planned facilities align with the Company’s global expansion strategy and are expected to strengthen its footprint in the UAE market.

This global structure allows the Company to compete effectively across multiple markets, tailoring the Company’s vehicle lineup and business approach to the specific needs of each region while integrating expertise and resources from the dual-home strategy.
Technology
The Company’s technology is designed to enhance vehicle performance, user experience, and intelligent mobility ecosystem. The Company has developed a proprietary platform architecture – Variable Platform Architecture (“VPA”), advanced propulsion systems, and a proprietary intelligent computing ecosystem – Internet, Autonomous Driving, and Intelligence (“I.A.I.”) systems – to support the Company’s electric vehicle lineup. These innovations enable scalable product development, high-performance drivetrain capabilities, and personalized user interactions. The Company continues to advance its technology through ongoing system upgrades, over-the-air (“OTA”) updates, and an expanding intellectual property portfolio, reinforcing the Company’s position in the intelligent electric vehicle market.
The VPA is a modular skateboard-like platform which can be sized to accommodate various motor and powertrain configurations, enabling fast and capital efficient product development for both passenger and commercial vehicle segments. The Company’s propulsion system includes an industry-leading inverter design, which helps provide a propulsion system with a competitive edge in electric drivetrain performance. The advanced I.A.I. technology offers high-performance computing, high speed internet connectivity, The Company’s OTA updates, an open ecosystem for third party application integration, and an advanced autonomous driving-ready system, in addition to several other proprietary innovations that enables the Company to build a highly personalized user experience.
In 2023, the Company completed the upgrade for the FF 91 Futurist vehicle from PT Gen 1.0 to PT Gen 2.0. This generational upgrade consisted of 26 significant upgrades to systems and core components of both the EV area (the vehicle) and the I.A.I area (the advanced core of internet, autonomous driving and intelligence). The 13 key upgrades to the EV area included improvements to the powertrain, battery, charging, chassis, and interior, and the 13 key upgrades to I.A.I. include upgrades in computing, sensing, user interaction, and communication. Along with other vehicle performance improvements, the Company’s technology is designed to deliver safety along with superior acceleration of 2.27 seconds from 0 to 60 mph.
In January 2024, the Company delivered its first major OTA upgrades for the FF 91 since then the Company began making deliveries, consisting of 752 new additions and 846 improvements. These upgrades and enhancements showcased a breakthrough in the Company’s user experience and technology and further reflected trends of "All-AI, All-Hyper, All-Ability, and user-focused Co-Creation value."
 Since the Company’s inception, the Company has developed a differentiated portfolio of valuable intellectual property. As of December 31, 2024, the Company had been granted approximately 660 patents (with approximately one-third issued in the U.S., and slightly less than two-thirds issued in China, and the remaining issued in other jurisdictions). These patents are issued to various Company entities, including Faraday Future, Faraday & Future Inc., FF Automotive (China) Co., Ltd., Leka Automotive Intelligent Technology (Beijing) Co., Ltd., and LeEco Eco-Car (Zhejiang) Co., Ltd. Key patents include the Company’s inverter assembly, integrated drive and motor assemblies, methods and apparatus for generating current commands for an interior permanent magnet (“IPM”) motor, and keyless vehicle entry system. These key patents will expire in 2035 or 2036.
Products
The Company has developed an extensive portfolio of proprietary technologies that will be embedded and integrated in the Company vehicles. The Company’s vehicle pipeline includes the FF 91 series, the FX 5 series, the FX 6 series, and the FX Super One series. The FF 91 is the current production flagship model, and future pipeline models are contingent upon funding availability.
Production Models
The FF 91 series represent the Company’s first production vehicle and is positioned as an AI-enhanced ultra-luxury EV. The FF 91 is designed to compete with high-end models such as the Maybach, Bentley Bentayga, Lamborghini Urus, Ferrari Purosangue, Mercedes S-Class, Rolls-Royce Spectre, Porsche Taycan, and BMW 7-Series. On May 31, 2023, the Company launched the FF 91 2.0 Futurist Alliance, along with the eco product aiHypercar+, both of which became available for reservations in the United States and China. On August 12, 2023, the Company delivered the first FF 91 2.0 Futurist Alliance to a Developer Co-Creator, and as of the date of this filing, the Company has delivered 16 vehicles. The FF 91 series is available in multiple configurations, including a limited-edition model. The “Futurist” versions of the vehicle emphasize the Company’s core brand values, including design excellence, superior driving performance, and a personalized AI-driven user experience enabled by the Company’s proprietary I.A.I technologies.

Pipeline Models
The Company is developing the FX series, with production planned at the FF ieFactory California. The series consists of three planned models—the FX 5, the FX 6, and the FX Super One—targeting the mass-market EV sector. The FX 5 is designed as an entry-level EV, aimed at young professionals and first-time EV buyers. The FX 6 is positioned as a family-friendly AI-enhanced vehicle, featuring premium safety features and smart AI technology. The FX Super One is a premium AI-driven Multi-Purpose Vehicle (“MPV”) designed for high-profile individuals and professionals, combining luxury, versatility, and advanced AI integration to support mobility, business, and lifestyle needs. Each model in the FX series is engineered to deliver advanced technology, connectivity, and performance, aligning with the Company’s vision for intelligent electric mobility.

Hybrid Manufacturing Strategy
To implement a capital-light business model, the Company has adopted a hybrid global manufacturing strategy consisting of the Company’s refurbished manufacturing facility in Hanford, California and potential manufacturing capacity in China. Additionally, the Company is planning manufacturing and sales operations in strategic markets to expand our global footprint. (For other key agreements refer to the Key Agreements and Partnerships subsection below.)
As of the date hereof:
•The Company leased the 1.1 million square foot FF ieFactory California in Hanford, California with an expected production capacity of approximately 10,000 vehicles per year; and
•The Company has established the entity Faraday Future Middle East FZ-LLC to lease a 108,000 square foot facility in the UAE through an agreement with the Ras Al Khaimah Economic Zone (“RAKEZ”). This expansion supports the Company’s “third pole” strategy, complementing its dual home markets of the U.S. and China.
Distribution Model
The Company launched its first passenger vehicles in the U.S. in 2023. Additional markets may be added thereafter. The Company plans to utilize a direct sales model integrating online and offline sales channels to drive sales and user (including customers, drivers, and passengers of FF series vehicles) operations to continuously create value. The Company’s offline sales are planned through the Company’s self-owned stores as well as the Company’s partner-owned stores and showrooms. The self-owned stores are expected to help establish the FF and FX brands and provide seamless vehicle purchase experience, while the partner-owned stores and showrooms will enable expansion of the sales and distribution network without substantial capital investment.
Competitive Strengths
The Company’s products, technology, team, and business model provide strong competitive differentiation. The Company’s competitive strengths are driven by several key factors:
•VPA Platform: A flexible EV platform that enables efficient vehicle development and reduces costs and time to market.
•Propulsion System: Advanced inverter technology and integrated drive units delivering high efficiency, torque accuracy, and top-tier performance.
•I.A.I. Technology: High-performance computing, autonomous driving capabilities, and seamless cloud connectivity for an enhanced user experience.
•Intellectual Property Portfolio: Proprietary innovations in battery technology, powertrain, software, and user interface design.
•Experienced Leadership: A management team with extensive expertise in automotive, technology, and internet sectors.
•Marketing and Co-Creation Model: A user-driven approach that fosters engagement, brand loyalty, and product evolution based on real-world input.
Proprietary VPA
The Company’s proprietary VPA is a skateboard-like platform that incorporates the critical components of an electric vehicle and can be sized to accommodate various motor and powertrain configurations. This flexible modular design supports a range of consumer and commercial vehicles and facilitates rapid development of multiple vehicle programs to reduce cost and time to market.

Product performance with propulsion technology
The Company’s propulsion system includes an industry-leading inverter design and proprietary drive propulsion system. The proprietary FF Echelon Inverter has the technological advantage of driving a large amount of current in a small space using proprietary parallel Insulated Gate Bipolar Transistors (“IGBTs”), achieving low inverter losses and high efficiency. The propulsion system has high torque accuracy with fast transient response. The electric motor drive units are fully integrated with the inverter, transmission and control unit to create industry-leading volume and design efficiency. Propelled by an integrated the Company’s designed powertrain, its vehicles can achieve leading horsepower, efficiency, and acceleration performance as recently attested by the U.S. Environmental Protection Agency (“EPA”) and California’s Air Resources Board (“CARB”) by confirming a range of 381 miles on a single charge and internally measured acceleration of 2.27 seconds from 0 to 60 mph for the FF 91.
Internet, Autonomous Driving, and Intelligence (“I.A.I”) Technology
The Company’s advanced I.A.I. technology offers high-performance computing, high speed internet connectivity, OTA updates, an open ecosystem for third party application integration, and an advanced autonomous driving-ready system, in addition to several other proprietary innovations that enable the Company to build an advanced highly personalized user experience. The FF 91 series will feature a high-performance dual systems-on-a-chip (“SoC”) computing platform for in-vehicle infotainment, a NVIDIA based autonomous driving hardware platform, and a high-speed connectivity system that will be capable of up to three simultaneous 5G connections. Together, these systems will deliver a highly intelligent voice-first user experience, and seamless cloud connectivity and a vehicle that is Level 3 highway autonomous driving ready.
The I.A.I system is built on an enhanced Android Automotive code base and is upgraded with each release of Google’s platform.
The Company’s vehicles use its proprietary FFID unique identifier to deliver personalized content, apps and experiences. FFID provides a unique user profile that ensures consistent experience across the FF Ecosystem, as the user goes from one seat to another or even from one vehicle to another.
Intellectual property portfolio
The Company has significant capabilities in the areas of vehicle engineering, vehicle design and development, as well as software, internet, and AI. The Company has also developed a number of proprietary processes, systems and technologies across these areas. The Company’s research and development efforts have resulted in a strong intellectual property portfolio across battery, powertrain, software, user interface design and user experience design (“UI/UX”), and advanced driver-assistance systems, among other areas. The proprietary inverter design provides high current and is integrated into the electric drive unit, creating a high power-to-weight ratio. The patented keyless entry technology recognizes the user from a distance, opens (rather than simply unlocking) doors and customizes the user’s seating area using facial-recognition-prompted download of FFID data. The eyes-free on-screen gestures controls enable users to open or close doors with one swipe, adjust temperature or volume with three fingers anywhere on the Center Display. Patented autonomous driving technology will allow users to find empty space in a parking lot and autonomously park using cameras, radars, LIDARs (“Light Detection and Ranging”), ultrasound and an inertial measurement unit (“IMU”) (available after production and delivery via a software upgrade). The Company believe its strong intellectual property portfolio will allow continued differentiation from the Company’s competitors and shorten time to market for future products.
Experienced management with a strong record of success
The Company is led by a management team with a unique combination of automotive, communication, and internet experience. The Global CEO, Matthias Aydt has been at the Company for over eight years, before appointed the global CEO, he had previously served successively as head of Product Execution, head of Vehicle R&D and Vehicle engineering, Head of Product Definition & Mobility Ecosystems, as well as head of Business Development. Matthias Aydt has over 40 years of experience in luxury OEMs across technology, operations, and general management, including developing and growing multinational organizations, establishing cross-functional work environments, designing and developing processes, project management processes, and simultaneous engineering processes. Mr. Aydt has also received over 15 registered patents during his career and is deeply committed to the Company, its employees, users, and investors in fulfilling the vision for a sustainable transportation future.

The founder and Chief Product and User Ecosystem Officer, Mr. Yueting Jia, focuses on product and mobility ecosystem; internet and AI, and advanced R&D technology. Mr. Jia founded Leshi Information Technology Co., Ltd., a video streaming website in 2004. He also founded Le Holdings Co. Ltd. (“LeEco”), an internet ecosystem and technology company with businesses including smart phones, smart TVs, smart cars, internet sports, video content, internet finance and cloud computing. The Company’s other management team members have significant product, industry and leadership experience in areas such as vehicle engineering, battery, powertrain, software, internet, AI, and consumer electronics.
Marketing and Sales Approach Through User Co-Creation
As the Company looks forward, its focus is set on continued ramp of vehicle production and building the Company’s brands through user co-creation (“Co-Creation”). And these initiatives do more than just elevate the brands’ presence; they cultivate a deep connection between the Company and its community, offering an enriched brand journey.
At the core, Co-Creation transcends mere collaboration; it's the manifestation of the Company’s commitment to centering its users in all the Company’s endeavors. Through collaborative partnerships with Co-Creators, the Company believes that substantial value can be accessed across various aspects such as product development, technological development, brand amplification, trust and loyalty, pricing power, strategic positioning, and brand marketing. This paradigm sets the Company apart in the dynamic EV landscape, ensuring its offerings are not merely technologically superior but also resonate with the ever-evolving expectations and aspirations of the Company’s clientele.
Electric Vehicle Industry Overview and Market Opportunity
McKinsey & Company’s latest insights into the global EV market highlight significant growth, particularly in the luxury and premium segments. The firm projects that global EV demand will increase sixfold between 2021 and 2030, with annual sales rising from 6.5 million to approximately 40 million vehicles during this period. The luxury EV market remains a strong driver of this growth, with demand expanding across multiple price tiers. While McKinsey’s 2022 report segmented the luxury-car market into four MSRP tiers ($80,000–$149,000, $150,000–$299,000, $300,000–$500,000, and above $500,000), the firm’s latest forecasts indicate that premium and high-end EVs will continue to grow at a compound annual growth rate (“CAGR”) of 8–14% through 2031. Conversely, McKinsey previously projected that mass-market EVs priced below $80,000 would experience slower growth. However, with new pricing strategies, federal incentives, and battery cost reductions, the under $80,000 EV segment is now projected to see moderate growth rather than remaining flat.
According to BloombergNEF’s 2024 Electric Vehicle Outlook, passenger EV sales are expected to exceed 30 million units annually by 2027, with projections reaching 73 million by 2040, accounting for over 75% of all new vehicle sales globally. China and Europe continue to lead the EV transition, with EV sales in these regions projected to make up over 65% of all passenger vehicle sales by 2030. The U.S. market remains a key growth area, particularly due to widespread home-charging infrastructure, making it an ideal market for higher-end electric vehicles.
The commercial EV sector is also undergoing rapid expansion. BloombergNEF projects that demand for electric small vans and trucks will rise faster than the overall market, with the U.S., Europe, and China driving this growth. Among commercial EVs, light-duty vehicles are expected to see the most significant increase in electric adoption, largely due to corporate fleet electrification and emissions regulations.
The Company believes that its U.S. and China dual-home market strategy, along with its proprietary technology, strong IP portfolio, and focus on design, driving experience, and personalized user experience, will position it well within the luxury and premium passenger EV segments. By leveraging the scalable design and modularity of the Company’s Variable Platform Architecture (VPA), the Company is also well-positioned to capitalize on the growing demand for light commercial EVs. Additionally, the Company’s vehicle engineering expertise and broad technology portfolio create significant licensing and strategic partnership opportunities in the evolving global EV market.
Key Drivers for Electric Vehicle Market Growth
Several important factors are contributing to the popularity of electric vehicles in both passenger electric vehicle and light-duty commercial vehicle segments~~.~~ The Company believes the following factors will continue to drive growth in the EV market:

Increasing Environmental Awareness and Tightening Emission Regulations
Environmental concerns have resulted in tightening emission regulations globally, and there is a broad consensus that further emission reductions will require increased electrification in the automotive industry. The cost of regulatory compliance for internal combustion engine (“ICE”) powertrains is rising sharply due to the natural limitations of traditional ICE technologies. In response, global original equipment manufacturers (“OEMs”) are aggressively shifting their strategies toward electric vehicles. At the same time, consumers are more concerned about the impact of goods they purchase, both on their personal health and the environment. As consumer awareness increases, zero emission transportation has become a popular and widely advocated urban lifestyle which has accelerated further development of the electric vehicle market. Consumer pressure can also be seen in the commercial electric vehicle market. Being encouraged by their customers to reduce their carbon footprints, retailers, logistics companies, and other corporations are highly incentivized to transition their existing fleets or new vehicle purchases toward electric vehicles.
Decreasing Battery and Electric Vehicle Ownership Costs
Battery and battery-related costs generally represent the most expensive components of an electric vehicle. The falling price of lithium-ion batteries is expected to be among the most important factors affecting electric vehicle penetration in the future. Additionally, the average battery energy density is expected to increase with continuous improvements in battery chemistries, improved materials, advanced engineering, and manufacturing efficiencies. With improvements in battery technology and economies of scale, battery production costs (translated to electric vehicle ownership costs) should continue to decrease. The BNEF Report stated that the average lithium-ion battery price had fallen by 89% from 2010 to 2021 to $131/kWh. In 2024, the price had its largest drop since 2017, falling to $115/kWh. It’s projected that it will continue to decline as advancements in manufacturing and technology continue. According to the BNEF Report, price parity between electric vehicles and ICE is expected to be reached by the mid-2020s in most vehicle segments, subject to variation between geographies.
Strong Regulatory Push
An increasing number of countries are encouraging the adoption of electric vehicles or a shift away from fossil-fuel-powered vehicles. For example, in the U.S., states and municipalities have begun to roll out legislation banning combustion engines, with California mandating that every new passenger car and truck sold to be zero-emission by 2035, and every new medium and heavy-duty truck sold be zero-emission by 2045. Fifteen additional states and Washington, D.C. have announced they intend to follow California’s lead in transitioning all sales of heavy-duty trucks, vans and buses to zero-emission, with potentially more to follow in coming years. In China, the focused regulatory push has been one of the strongest drivers of new energy vehicle (“NEV”) penetration. In recent years, the Chinese government implemented a series of favorable policies encouraging the purchase of electric vehicles and construction of electric vehicle charging infrastructure. Since 2015, the Chinese regulatory authorities have provided subsidies to purchasers of electric vehicles. Although previous purchase subsidies were reduced in China by approximately half in 2019, the Chinese government has continued to provide subsidies for charging infrastructure construction. Since 2016, the Chinese central finance department has been incentivizing certain local governments with funds and subsidies for the construction and operation of charging facilities and other relevant charging infrastructure, such as charging stations and battery swap stations. Countries in the EU, UK, and Iceland have all announced plans to phase out combustion engines in some form or fashion by 2030. These legislative tailwinds have already begun to force some legacy OEMs toward electrification, creating a strong need for a modular, flexible, and cost-efficient electric vehicle solution, which will increase competition in the alternative energy vehicle industry.
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

Competition
The Company has experienced, and expects to continue to experience, intense competition from several companies, particularly as the transportation sector increasingly shifts towards low-emission, zero-emission, or carbon neutral solutions. Many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel and electric vehicle market. Many major automobile manufacturers, such as Tesla, Porsche, Mercedes, Rolls Royce and Audi, have electric vehicles available today. Other current and prospective automobile manufacturers are also developing electric vehicles, for example Nio, xPeng, Li Auto, and Lucid Motors, among others. In addition, several manufacturers offer hybrid vehicles, including plug-in versions. The Company’s FF Series directly competes with other pure-play electric vehicle companies targeting the high-end segment, while also competing to a lesser extent with NEVs and ICE vehicles in the mid to high-end segment offered by traditional OEMs. FX Series will directly competes with other mass-market electric vehicles. The Company believes the primary competitive factors in the electric vehicle market include, but are not limited to:
•pricing;
•brand recognition;
•technological innovation, recently enhanced through PT Gen 2.0;
•customer experience, vehicle performance, quality, safety and reliability;
•space, comfort, and user experience;
•after-sales support, service and charging options;
•design, styling, and interior materials;
•supply chain management;
•manufacturing efficiency.
The Company believes that it will compete favorably with its competitors on the basis of these factors. However, most of the Company’s current and potential competitors have greater financial, technical, supply chain, manufacturing, marketing, and other resources than us. They may be able to deploy greater resources to the design, development, manufacturing, supply chain, distribution, promotion, sales, marketing, and support of their electric vehicles. Additionally, the Company’s competitors may also have greater name recognition, longer operating histories, lower cost of materials, larger sales forces, broader customer and industry relationships, and other resources than the Company does.
Corporate Structure and Milestones
Corporate Formation and Structure
Faraday Future Intelligent Electric Inc. is a holding company incorporated in the State of Delaware, conducting its operations through its wholly-owned subsidiaries. The Company has no material operations of its own and relies on its subsidiaries to execute its business strategy and operations.
The Company’s capital structure includes Class A Common Stock, which is listed on the Nasdaq Stock Market under the ticker symbol “FFAI”, and Class B Common Stock, which grants enhanced voting rights to certain stakeholders, aligning long-term decision-making with the Company’s strategic vision.
U.S. Operations
The Company’s primary U.S. operating subsidiary, FF U.S., was incorporated in the State of California in May 2014. Since its founding, the Company has focused on designing and engineering next-generation intelligent, connected, and electric vehicles, including the FF Series and the FX Series.
To further develop ~~its~~ business and facilitate international investments, the Company established a Cayman Islands holding company structure. Smart Technology Holdings Ltd. (formerly known as FFIE Global Holdings Ltd.) was incorporated on May 23, 2014, in the Cayman Islands, and directly or indirectly controlled 100% of the shareholding of all operating subsidiaries within the corporate group.
As part of an effort to facilitate third-party investment, the Company incorporated a top-level holding company, FF Intelligent Mobility Global Holdings Ltd. (formerly known as Smart King Ltd.), in the Cayman Islands in November 2017, which became the parent entity of Smart Technology Holdings Ltd.
In September 2024, Faraday X aiEV Inc. was incorporated in the State of Delaware to serve as the primary U.S. operating company for the launch of the Company’s new FX brand, which is positioned at an accessible price point while integrating the Company’s proprietary AI and vehicle software technology.

In March 2025, Future AIHER AI Hybrid Extended-Range Electric Powertrain System Inc. was incorporated in the State of Delaware as a subsidiary of the Company. This subsidiary focuses on the design and development of AI hybrid extended-range electric powertrain systems. Future AIHER AI Hybrid Extended-Range Electric Powertrain System Inc. is indirectly 100% owned by the Company. It is anticipated that this subsidiary will primarily focus on designing and developing two products: (1) an AI hybrid extended-range ("AIHER") system; and (2) an AI extended-range system, along with comprehensive powertrain solutions to support each. An AIHER system is envisioned as a fusion of hybrid and range-extender technologies, primarily serving as a range extender, with hybrid drive functionality playing a secondary role.
China Operations and PRC Subsidiaries
The Company operates under a dual-home market strategy, leveraging both the U.S. and Chinese automotive industries. The Company integrates U.S.-based technological innovation and vehicle development with China’s supply chain and production capabilities to support long-term growth in both markets. The Company is also evaluating opportunities to expand its manufacturing capabilities in China, including potential joint ventures or other strategic partnerships with local OEMs and suppliers.
To facilitate ~~its~~ China operations, the Company conducts business in the region through a holding company structure, with FF Hong Kong Holding Limited serving as the primary holding company for the PRC Subsidiaries. As part of this structure, FF Automotive (China) Co., Ltd. was established as a wholly foreign-owned entity (“WFOE”) in March 2017. As of December 31, 2024, LeSee Automotive (Beijing) Co., Ltd. (“LeSee Beijing”) is 99% owned by the WFOE. Historically, the Company conducted its China-based operations through LeSee Beijing, which was incorporated in July 2014 and previously served as the Company’s primary Chinese operating entity.
The Company refers to all of its subsidiaries organized in China (including Hong Kong) collectively as the “PRC Subsidiaries”. As of December 31, 2024, the Company’s only operating subsidiaries in China were:
•FF Automotive (China) Co., Ltd.
•Ruiyu Automotive (Beijing) Co., Ltd.
•Shanghai Faran Automotive Technology Co., Ltd.
For a hierarchical overview of the Company’s corporate structure, refer to the Organizational Chart subsection below. A complete list of the Company’s subsidiaries is provided in Exhibit 21.1 to this Annual Report on Form 10-K.
Third Pole Strategy
In addition to the Company’s U.S. and China operations, the Company has implemented a “third pole” strategy, complementing the dual-home markets. The Company is in the process of establishing a facility in the UAE; while not yet fully operational, it aligns with the Company’s global expansion strategy and is expected to strengthen the Company’s footprint in the UAE market.

Organizational Chart
The organizational chart below shows the Company’s significant subsidiaries as of the date hereof:

Faraday Future Intelligent Electric Inc. (US-DE)
FF Intelligent Mobility Global Holdings Ltd. (Cayman)
Smart Technology Holdings Ltd. (Cayman)
FF Hong Kong Holding Limited 法法香港控股有限公司
FF Europe GmbH (Germany)
FF Inc. (US-CA)
Future AIHER AI Hybrid Extended-Range Electric Powertrain System Inc. (US-DE)
Faraday Future Middle East FZ-LLC (UAE)
Faraday X aiEV Inc. (US-DE)
99.4048%
FF Automotive (China) Co., Ltd. 法法汽车（中国）有限公司
Faraday & Future Netherlands B.V.
Faraday&Future Inc. (US-CA)
FF Manufacturing LLC (US-DE)
Eagle Prop Holdco LLC (US-DE)
FF Sales Americas, LLC (US-DE)
Faraday X AIEV Hong Kong Holding Limited
99.8%
LeSEE Automotive (Beijing) Co., Ltd. 乐视汽车（北京）有限公司
Ruiyu Automotive (Beijing) Co., Ltd. 睿驭汽车（北京）有限公司
Shanghai Faran Automotive Technology Co., Ltd. 上海法苒汽车技术有限公司
Faraday SPE, LLC (US-CA)
FF Equipment LLC (US-DE)
FF ECO Sales Company, LLC (US-DE)

* All ownership interests for the Operating Entities are 100% unless otherwise indicated.

Milestones
Significant milestones in the Company’s historical development and commercialization of the Company’s electric vehicles include the following:
•In 2015, the Company completed its first test mule, an early-stage development vehicle used to evaluate core systems and components, followed by a fully developed Beta prototype electric vehicle in August 2016.
•In January 2016, the Company debuted the FF Zero 1 at the 2016 Consumer Electronics Show (“CES”) and obtained a U.S. patent for the proprietary power inverter, the “FF Echelon Inverter.” In November 2016, the Company obtained an autonomous vehicle testing permit issued by the State of California, which allowed the Company to test self-driving vehicles on public roads with the presence of a safety driver.
•In January 2017, the Company revealed FF 91, the luxury electric crossover vehicle, at CES 2017. FF 91’s beta prototype set the fastest production-electric vehicle record at the Pikes Peak International Hill Climb in 2017, with a time of 11 minutes and 25.083 seconds.
•In August 2018, the Company completed its first pre-production build of FF 91 at the FF ieFactory California manufacturing facility in Hanford, California.
•In January 2021, Legacy FF, FF Automotive (Zhuhai) Co., Ltd. and FF Hong Kong Holding Limited entered into a cooperation framework agreement with Zhejiang Geely Holding Group Co., Ltd. pursuant to which Geely Holding agreed to explore the possibility of joint investment in the technology licensing, contract manufacturing and joint venture with the Company and the city, as well as to pursue the possibility of further business cooperation with the joint venture. The joint venture and contract manufacturing projects with Geely Holding are on hold.
•In January 2021, the Company entered into a definitive agreement for a business combination with PSAC.
•In July 2021, the Company completed its merger with PSAC, renaming the combined company Faraday Future Intelligent Electric Inc. The Company’s Class A Common Stock and Public Warrants began trading on The Nasdaq Stock Market on July 22, 2021, under the symbols "FFIE" and "FFIEW," respectively. Effective March 10, 2025, the Company’s stock and warrants currently trade under the new ticker symbols "FFAI" and "FFAIW" on The Nasdaq Stock Market.
•In September 2021, the Company completed the installation of pilot equipment in the pre-production build area of its ieFactory California manufacturing facility in Hanford, California.

•In October 2021, the Company received its final Certificate of Occupancy (“CO”) for a dedicated area for pre-production manufacturing at FF ieFactory California manufacturing facility in Hanford, California.
•In December 2021, the Company started foundation construction for all remaining production areas in FF’s ieFactory California manufacturing facility in Hanford California, including body, propulsion, warehouse and vehicle assembly. Interior foundation work in the production area is complete, major mechanical systems, including electrical and plumbing, have been installed and equipment installation is underway.
•In February 2022, the Company unveiled the first production-intent FF 91 EV manufactured at its Hanford, California plant.
•In September 2022, the Company confirmed that the FF 91 Futurist, was officially certified to have a robust rating of 381 miles of EV range from the U.S. Environmental Protection Agency.
•In November, 2022, the Company received certification from California Air Resource Board (“CARB”) designating the FF 91 Futurist as a zero-emissions vehicle (“ZEV”). The ZEV program is part of CARB’s Advanced Clean Cars package, which regulates smog-causing pollutants and greenhouse gas emissions for passenger vehicles in California.
•In March 2023, the Company successfully started the production of the flagship FF 91 vehicle.
•In April 2023, the first production FF 91 vehicle rolled off the line at the FF ieFactory California.
•In May 2023, the Company reported that the FF 91 successfully passed U.S. Federal Motor Vehicle Safety Standards (“FMVSS”) crash test requirements, and the first phase of the delivery plan began on May 31, 2023.
•In May 2023, the Company launched FF 91 2.0 Futurist Alliance as well as the eco product aiHypercar+, open for reservations in both the United States and China.
•In August 2023, the Company delivered the first FF 91 2.0 Futurist Alliance to its first industry expert Developer Co-Creation Officer.
•In November 2023,the Company entered the Middle East market, signing strategic cooperation agreements with Master Investment Group and Siraj Holding LLC, and introduced the FF 91 2.0 Futurist aiFalcon Limited Edition for the region.
•In July 2024, the Company introduced its Bridge Strategy, a two-brand approach with Faraday Future brand (“FF” brand) focusing on the luxury EV market, and Faraday X brand (“FX” brand) targeting the affordable EV segment, leveraging the Company's existing technology and platform to expand its product lineup and market reach.
•In September 2024, the Company launched its FX brand, along with plans for two new models expected to be priced between $20,000 and $50,000, incorporating public input.
•In November 2024, the Company's wholly owned subsidiary, Faraday X aiEV Inc. (FX), finalized definitive agreements with leading Asian OEMs to support the development, testing, regulatory compliance, supply chain management, and production planning of the new FX models.
•In March 2025, Future AIHER AI Hybrid Extended-Range Electric Powertrain System Inc. was incorporated in the State of Delaware as a subsidiary of the Company. This subsidiary focuses on the design and development of AI hybrid extended-range electric powertrain systems.
Technology
The Company develops technology for its electric vehicles, focusing on vehicle architecture, powertrain systems, autonomous driving, and user experience. The Company designs allows for flexible vehicle configurations, efficient energy use, and software updates to improve performance over time. The following sections describe the key technologies used in the Company’s vehicles.
FF aiHyper 6x4 Architecture 2.0
The FF aiHyper 6x4 Architecture 2.0 is the Company’s advanced technology framework that integrates six technology platforms with four technology systems. This architecture is central to the design and functionality of the FF 91 2.0 series vehicles.
Six Technology Platforms:
•FF OpenApp: An open application platform that allows for the integration of various apps and services, enhancing user experience.
•FF aiOS 2: The second generation of the Company's operating system, designed to manage vehicle functions and user interactions efficiently.
•FF aiHW 2.0: Advanced hardware components that support the vehicle's AI capabilities and overall performance.

•FF Mechanical: The mechanical systems that form the physical foundation of the vehicle, ensuring structural integrity and performance.
•FF Cloud: A cloud-based platform that enables data storage, processing, and connectivity features for the vehicle.
•FF AI: Artificial intelligence systems that learn user habits, enabling continuous improvement and personalized experiences.
Four Technology Systems:
•Magic All-In-One: A system that combines various vehicle control functions to provide a seamless driving experience.
•Hyper Multi-Vectoring: An integrated system that manages propulsion, steering, and braking to enhance vehicle agility and control.
•3rd aiSpace: An intelligent space within the vehicle that offers personalized services and entertainment options.
•FF aiDriving: An AI-driven system that supports advanced driver-assistance features, contributing to safer and more intuitive driving.
By combining these platforms and systems, the FF aiHyper 6x4 Architecture 2.0 aims to deliver a vehicle that is intelligent, adaptable, and user-centric, setting a new standard in the automotive industry.
Variable Platform Architecture
The Company believes one of its core technology competencies is the proprietary VPA. The VPA is a flexible and adaptable skateboard-like platform featuring a monocoque vehicle structure with integrated chassis and body. The platform directly houses the critical components of an electric vehicle, including all-wheel steering, suspension system, brakes, wheels, electric propulsion system, electronic control units and high voltage battery, among others. Each of these component systems has been engineered in-house or in collaboration with suppliers and has been integrated into the Company vehicle design with a view to strive for optimizing performance, efficient packaging, and functional integration.
As an integrated structure, the skateboard-like platform can be shortened or lengthened to allow various wheelbases and battery pack sizes along with other options to fit into the platform. It is designed to accommodate up to three motors and support single or dual rear motors and a single front motor. The VPA can be configured in front-wheel-drive (“FWD”), rear-wheel-drive (“RWD”) or all-wheel-drive (“AWD”) configurations. The platform enables scalable vehicle design and improves manufacturing flexibility as well as capital efficiency and allows continuous improvement across product generations. It is also designed to reduce development time for future models leveraging the platform, as most of research and development and a significant portion of the crash structure is integrated into the platform and enables five star and equivalent safety performance. The modular design of the VPA is adaptable to support a wide range of the Company vehicles for both consumer and commercial vehicle markets.
Propulsion Technology
The Company has designed an integrated set of powertrain systems ideally suited for the Company’s modular VPA, which has been upgraded to PT Gen 2.0 to further enhance performance. The Company believes its proprietary and patented designed electric powertrain provides a competitive edge in horsepower, efficiency, and acceleration performance.
FF Echelon Inverter
The inverter in the Company’s electric vehicle powertrain governs the flow of high-voltage electrical current throughout the vehicle and serves to power the electric motor, generating torque while driving and delivering energy into the battery pack while braking. The inverter converts direct current from the battery pack into alternating current to drive the permanent magnet motors and provides “regenerative braking” functionality, which captures energy from braking to charge the battery pack. The primary technological advantages of the Company’s designs include the ability to drive large amounts of current in a small, physical package with high efficiency and low cost (low inverter losses to provide 98% of inverter efficiency) utilizing patented parallel IGBT technology and can achieve high torque accuracy with fast transient response. The inverter can achieve high reliability due to tab bonds in the high current path. The monitoring system is integrated into the inverter to provide enhanced safety. The patented FF Echelon Inverter is designed to have high power in a compact light weight package with high reliability and durability and can support multiple motor configurations.

Integrated Electric Motor Drive Units
The Company designs its own electric motor drive units (including gearbox). The electric drive units are fully integrated with the inverter, transmission, and control unit to create a compact and efficient design. The Company designed drive units have low noise and vibration that can greatly improve driving experience. Depending on the power requirements of each model, the motors can be utilized individually or in two or three motor configurations. The FF 91 Futurist, equipped with three integrated electric drive units (each is designed to deliver up to 350 horsepower), is expected to deliver 1,050 horsepower and 12,510 Newton meters (“Nm”) of torque. The Company believes its electric drive unit design is ahead of many of its competitors in terms of performance because of its proprietary, advanced packaging, stator-rotor design, and unique inverter layout.
I.A.I. Technology
The Company utilizes an industry-leading automotive grade dual-chip computing system running the Android Automotive operating system. The Company’s I.A.I system is built on an enhanced Android Automotive code base and is upgraded with each release of Google’s platform. The Company vehicles are designed with software OTA capabilities, which allow software and applications in the vehicle to be updated and upgraded wirelessly to deliver continuous enhancements. The vehicles are designed to be connected to the Company’s information cloud at all times. When there is a firmware or software update available, the Company’s cloud will push an update message to the vehicle to notify the driver to schedule an update. Upgrades will be wirelessly downloaded to the vehicle, installed, and enabled, including updates for firmware, operating systems, middleware, and applications. The Company’s patented Future OS operating system allows multiple users to login through FF 91, preparing user’s preferences per their cloud based FFID profiles.
For autonomous driving, the Company’s advanced autonomous driving-ready system (“ADAS”) will deliver multiple ADAS features through a combination of its own as well as industry partners’ applications. The Company plans to devote resources to autonomous driving research and development and to work with partners to deliver full autonomous-driving capabilities in highway and urban driving, as well as parking, across its vehicle lines in the future.
The Company’s Artificial Intelligence system can actively learn preferences, habits, entertainment, and navigation routines of a user, and associates them with the user’s unique FFID (the Company’s proprietary user ID). FFID provides a unique user profile that ensures a consistent experience across the FF Ecosystem, as the user goes from one seat to another or even from one vehicle to another. The seamless design and interface of the in-vehicle infotainment system planned in FF series vehicles will offer multiple human-machine interface (“HMI”) options and facilitate a personalized user experience for each seat in the vehicle. The enhanced user experience platform powered by Android enables seamless access to third party applications. The Company’s patented Intelligent Aggregation Engine can pull content from multiple video applications and displays content in a single area, removing the need to access multiple applications. The Intelligent Recommendation Engine that may be integrated in certain FF and FX series learns each passenger or driver’s digital media preferences across multiple video applications and provide personalized recommendations. The User Recognition function is embedded in each seat through facial or voice recognition, to deliver a suite of personalized content and preferences.
Electrical/ Electronic (“E/E”) Architecture
The Company has designed the first generation of FF vehicle series (“FF 91”) with a domain-centralized E/E architecture, which enables architecture flexibility and maximizes performance efficiency while meaningfully reducing the overall system complexity and weight. The domain-centralized E/E architecture will consolidate the domain functions across five core high-performance domain control units (“DCU”) that manage, compute, and process controls for propulsion, chassis, self-driving, body, and Internet of Vehicle-connected infotainment system (“IoV”). The E/E architecture of the Company’s variable platform architecture is designed with the capacity to support the power and communication requirements necessary for seamless integration with advanced autonomous systems as they evolve. All of the Company’s DCUs will support OTA updates and data collection.
Intellectual Property
As described above, the Company has developed a suite of advanced technologies that underpin its electric vehicle architecture, propulsion systems, autonomous driving capabilities, and user experience innovations. Many of these proprietary advancements are protected by patents, ensuring a competitive edge in performance, efficiency, and design. The Company’s commitment to technological innovation is reflected in its growing intellectual property portfolio, which includes patents covering key areas such as UI/UX, powertrain, ADAS, vehicle body, and software-hardware integration.

The Company has significant capabilities in vehicle engineering, development, and design, with a strong portfolio of proprietary systems and technologies. As of December 31, 2024, the Company had been granted approximately 660 patents, covering a broad range of innovations. Of these, approximately one-third were issued in the U.S., nearly two-thirds in China, and the remainder in other jurisdictions. These patents are held across multiple the Company entities, including FFIE (currently referred to as FFIA), FF U.S., FF Automotive (China) Co., Ltd., Leka Automotive Intelligent Technology (Beijing) Co., Ltd., and LeEco Eco-Car (Zhejiang) Co., Ltd.
The Company’s patented technology spans UI/UX, powertrain, advanced driver-assistance systems (“ADAS”), vehicle body, hardware/software platforms, and chassis. Key patents include the inverter assembly, integrated drive and motor assemblies, methods and apparatus for generating current commands for an interior permanent magnet (“IPM”) motor, and seamless vehicle access system. These patents provide a technological edge in powertrain efficiency, user experience, and autonomous driving capabilities. The Company plans to continue filing new patent applications to expand and protect the intellectual property portfolio.
The Company’s core patents will remain in effect until 2035 or 2036, reinforcing its long-term competitive advantage in EV innovation.
Products
The Company has developed an extensive portfolio of proprietary technologies that will be embedded and integrated in its vehicles. The Company’s vehicle pipeline includes FF 91 series, FX 5 series, FX 6 series, and FX Super One series. The FF 91 is the current production flagship model, and future pipeline models are contingent upon funding availability.
FF Brand Products
The flagship FF 91 series will define the FF brand DNA. At the top end, the Futurist configurations of each of these series will be designed to push the core brand values to the maximum. With this brand DNA, the Company believes its products will be ahead of competition in their respective segments in terms of design, driving experience, interior comfort, connectivity, and user experience.
FF 91
With a wheelbase of 3,200 mm (126 inches), FF 91, the Company’s flagship vehicle, is designed to be a high-performance luxury electric vehicle in the E-segment/Executive/Full-Size or F-segment/Full-size luxury vehicle segment.
The Company believes that FF 91 represents a “new species” of electric mobility that combines high performance, precise handling, the comfort of a luxury passenger vehicle, and an intelligent, connected user interface which provides a unique mobility experience to both driver and passenger. It leverages the Company’s proprietary VPA. This integrated platform provides measurable improvements in overall vehicle structural performance, safety, and handling. FF 91 features a multi-motor configuration and an all-wheel drive system. With three electric motors (one in the front and two in the rear), the top configuration (the FF 91 Futurist) is designed to produce 1,050 horsepower and 12,510 Nm of torque to all four wheels. This enables the FF 91 Futurist to have torque vectoring in the rear for enhanced vehicle dynamics and stability. Its all-wheel drive system offers greater traction control as well as precise power distribution. This technology is designed to deliver safety and superior acceleration of 2.27 seconds from 0 to 60 mph.
The variable platform architecture for FF 91 series houses floor-mounted batteries, as well as the Company’s proprietary inverter, the FF Echelon Inverter, and integrated electric motor drive units. All three elements, battery, inverter and drive units, support an achieved 381 miles of range. FF 91 is expected to charge at up to a 200kW rate. The Company plans to provide charging solutions available through the Company’s self-owned stores and the Company partner-owned stores and showrooms.

The FF 91 aims to deliver a top-quality experience that emphasizes personalization and comfort for all users of the vehicle, including both driver and passengers. In terms of driver comfort, there are six driver-specific screens including an ultra-large heads-up display and slim instrument cluster. The center information display supports on-screen gesturing with the swipe of a user’s fingers. The reconfigurable 3D touch steering wheel can allow further user configurability. The FF 91 is a connected device that has a voice-first user interface as well as an open ecosystem for third-party applications and offers an immersive audio, video, and media experience. There are over 100 inches of high-resolution viewing area across 11 displays embedded in the vehicle. These include the industry’s first 17-inch front passenger screen and a large 27-inch rear passenger display, allowing passengers to stream their favorite movies, TV shows and live sports while the FF 91 is in motion without driver distraction. The voice-first foundation enables multiple natural commands at once, facilitating the areas of comfort (including air conditioning, seat positions, and doors), productivity (including text, email, and phone calls), entertainment (including media playlists and content search) and destination reaching (including refined search and navigation). The connectivity is powered by “Super Mobile AP”, which consists of up to three 5G modems to realize aggregated high internet speed and great coverage by multiple carriers for high-throughput and continuous coverage. The Artificial Intelligence system and use of FFID (automatically loaded through facial recognition in each seat) carry the personalized user experience from seat-to-seat and vehicle-to-vehicle. The front and rear passengers will have (post production and delivery) individual sound zones, which allow passengers in the front and passengers in the rear to listen to their separate audio content with minimal sound interference. The luxury interior design of the FF 91 Futurist also features “zero gravity” seats in the rear row (with industry leading 48.9 inches rear leg room and 60-degree recline). The vehicle will also offer a spa mode with personalized seat position, ventilation, massage settings, light animations, and ambient sound.
For autonomous driving, FF 91 is expected to have an array of cameras, sensors and LIDARs. Once an autonomous driving software solution is validated and released, the Company anticipates that its autonomous driving system will deliver several highway autonomy and parking features, and through continuous learning over time, will enable AVP - where the vehicle can autonomously navigate a parking lot, find a parking space and park itself. Eventually, the adaptive learning could allow the driver to use an application to park and summon the vehicle after the driver has exited the vehicle.
FF 91 will feature an advanced autonomous driving system that will deliver multiple ADAS features through a combination of the Company’s own as well as partners’ applications. The Company plans to devote resources to autonomous driving research and development and plans to work with partners to deliver full autonomous-driving capabilities in highway and urban driving, as well as parking, across its vehicle lines in the future.
As limited edition, FF 91 2.0 Futurist Alliance currently has a list price, or MSRP, of $309,000.
FX Brand Products
The FX Brand includes three planned models—FX 5, FX 6, and FX Super One—each designed to cater to specific consumer segments and compete with other mass-market electric vehicles.
FX 5
The FX 5 series is designed for young professionals and first-time EV buyers, with a price range of $20,000 and $30,000. It is position to compete with top-selling EVs and gas-powered vehicles, including the Tesla Model 3, Hyundai Kona Electric, Chevrolet Bolt EV, and Nissan Leaf.
FX 6
The FX 6 series is a family-friendly AIEV with a luxury design, premium safety features, smart cabin technology, and smart AI technology, priced between $30,000 and $50,000. It is positioned to compete with the Toyota bZ4X, Hyundai Ioniq 5, Kia EV6, and Ford Mustang Mach-E.
FX Super One
The FX Super One series is a premium AI Multi-Purpose Vehicle (“MPV”) designed for high-profile individuals and professionals. Combining luxury, versatility, and advanced AI integration, it is engineered to support diverse mobility, business, and lifestyle needs, with features tailored for executive travel, family comfort, and leisure. It is positioned to compete with Mercedes EQV, Chrysler Pacifica Hybrid, Rivian R1S, and Volkswagen ID. Buzz.

Manufacturing Strategy
The Company builds its FF 91 series vehicles at FF ieFactory California, its manufacturing facility in Hanford, California, which has an estimated annual capacity of 10,000 vehicles. The facility supports key manufacturing operations, including body assembly, paint operations, final vehicle assembly, and end-of-line testing for the FF 91. The Company intends for its vehicle engineering and manufacturing teams to work closely together to streamline the feedback loop, enabling rapid product enhancements and quality improvements. Additionally, the company will extensively utilize virtual manufacturing simulation methods to validate operations and optimize manufacturing processes.
The Company also plans to manufacture the FX 5 series, FX 6 series, and FX Super One series at FF ieFactory California, leveraging its existing infrastructure to support production. These models will be integrated into the facility’s flexible manufacturing system, allowing for efficient scaling of production as demand grows.
Suppliers
The Company has built a strong global supply chain, partnering with reputable suppliers across North America, Europe, and Asia to source systems, components, raw materials, parts, manufacturing equipment, and essential services. The Company has successfully onboarded suppliers for all FF 91 components, ensuring a streamlined production process.
In November 2024, the Company entered into definitive agreements, through its subsidiary Faraday X, with leading OEMs in Asia to support development, testing, regulatory compliance, supply chain management, and production planning of the new FX models. For other key agreements, refer to the Key Agreements and Partnerships  subsection below.
To strengthen supplier relationships, the Company launched the Vendor Trust Program, offering enhanced collateral and repayment protections to key suppliers in exchange for their commitment to supporting the Company’s production goals. These strategic partnerships and initiatives reinforce the Company’s mission to deliver high-quality electric vehicles to the market.
Sales, Delivery, and Servicing of Vehicle
The Company initiated delivery of the first FF 91s in 2023. The Company is adopting a direct sales model that integrates online and offline sales channels to drive sales. The Company’s offline sales network will consist of the self-operated experience centers and partner-owned experience centers. The self-operated experience centers are expected to establish brand awareness and provide a seamless vehicle purchase experience, while the partner-owned experience centers (established dealerships) are expected to expand the sales and distribution network without substantial capital investment by the Company.
The Company may consider other Company-operated experience centers in the U.S., China and the Middle East. These locations would operate as experiential showrooms for the Company’s electric vehicle models, offering sales, after-sales, and charging services. Additionally, Company Partner-owned stores and showrooms would support its online-to-offline sales model, vehicle delivery, charging service and other user operations.
All purchase transactions will be processed online through the Company’s website or mobile apps, while Company Partners will support the process (including demonstration drives and providing vehicle information) and receive compensation based on a revenue sharing model and territory and/or services performed. Users accessing FF.com can directly purchase the vehicle online and can choose their closest self-operated experience centers or partner-owned experience centers and showroom for support. Customers going to a partner-owned experience center will be supported by staff and directed to FF.com for purchasing. The Company believes that once the reputation of Company vehicles has been established and users are familiar with Company vehicles, an increasing share of the vehicle sales process is likely to be completed fully online. This will further free up offline capacity and potentially increase productivity for the Company’s Partner-operated experience centers. As the Company will oversee delivery of the vehicles, both Company stores and partner-owned experience centers and showrooms will be able to run their operations in an asset-light fashion.
The partner-owned experience centers and showrooms will be the prioritized network for servicing the Company’s vehicles, which may include repair, maintenance, and bodywork services. The Company will also contract with select third-party service centers to ensure coverage and will deploy mobile service vans based on user demand. To ramp up its service capabilities, FF Eco Sales Company, LLC, the Company’s sales subsidiary, has engaged Somit Solutions (“KPIT”) to support the Company’s Aftersales with the development of the underlying systems required to support all after-sales elements, such as repair order, warranty, parts catalog, repair manuals to support the expansion of the its Service Network. Additionally, the Company plans to engage with a national automotive services provider to support the Company’s Aftersales operations, such as shipping logistics, as well as leveraging a service center network. The Company’s users will benefit from its connected remote service platform. For other key agreements refer to the Key Agreements and Partnerships subsection below.

Co-Creation Program
Rather than the traditional one-way sales and marketing approach common in the automotive industry, the Company aims to establish a direct and reciprocal relationship with its user base to strengthen brand awareness. On August 12, 2023, the Company delivered the first FF 91 2.0 Futurist Alliance to its inaugural industry expert Developer Co-Creator. Since then, the program has promoted its brands, while creative insights and feedback from its Co-Creators continue to refine the features and functionality of its vehicles.
Other Sales and Service Capabilities
To complement the Company’s brand-building efforts, its sales team has been building out its sales and services capabilities. Below is an overview of the Company’s recent advancements:
•Leasing Program Launch: In collaboration with Luxury Lease Partners, we've initiated a leasing program for its FF 91 2.0 Futurist Alliance owners. With competitive pricing, customers can acquire its flagship model with just a few electronic clicks, in line with its vision of an intelligent electric future.
•Bureau of Automotive Repair License: Holding a license from the California Bureau of Automotive Repair is a testament to its commitment to uphold the highest compliance standards in vehicle maintenance, warranty repairs, and service.
•Home Charging Installation Program Activation: In alliance with Qmerit Electrification, we've launched its home charging installation program. The Company’s Home Charger, which supports up to 19.2 kW, is a Wi-Fi-connected smart charger compatible with most EVs.
•Public Charging Program: Ensuring uninterrupted travel for its vehicle owners, we've rolled out a public charging program. Every FF 91 2.0 Futurist Alliance owner is entitled to $1,000 charging credits, applicable across major U.S. EV charging networks.
Key Agreements and Partnerships
The Company has formed strategic agreements to support its manufacturing, technology, and market expansion. The Company also engaged Somit Solutions (“KPIT”) and SalesForce to develop after-sales service infrastructure.
FX Vehicle Co-Development Agreements
In November 2024, the Company entered into definitive agreements, through its subsidiary Faraday X, with leading OEMs in Asia for the joint development of new FX vehicle models. These agreements outline plans for collaboration on the development, testing, regulatory compliance, supply chain management and more. FX’s first vehicle model is planned to roll off the production line by the end of 2025.
After-Sales and Service
The Company U.S. has engaged Somit Solutions (“KPIT”) to support the development of the underlying after-sales Service Systems (U.S. and China), plans to further engage a U.S. based national automotive services provider to support aftersales operations (U.S. only), and has engaged SalesForce (U.S. only) to deliver and service in compliance with governmental agencies and to support critical path alignment with the Company’s user journeys.
Governmental Regulations, Programs and Incentives
The Company operates in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which the Company is subject govern, among others, vehicle emissions, battery safety, energy efficiency, data security, and the storage, handling, treatment, transportation, and disposal of hazardous materials. Additionally, The Company must comply with regulations related to the remediation of environmental contamination and sustainable vehicle production practices. Compliance with such laws and regulations at an international, regional, national, provincial, and local level is critical to its ability to continue operations.
Environmental standards applicable to the Company are established by the laws and regulations of the countries in which the Company operates, as well as standards adopted by regulatory agencies and the permits and licenses issued to us. Each of these regulatory sources is subject to periodic modifications, and the Company anticipates that compliance requirements will continue to become more stringent over time. Violations of these laws, regulations, or permit conditions may result in substantial administrative, civil, or criminal fines, operational penalties, or orders to cease operations or to conduct or pay for corrective work. In some instances, non-compliance may lead to the suspension or revocation of permits or business licenses, affecting the Company’s ability to manufacture and sell vehicles.

In addition to regulations in the United States, the Company must comply with evolving Chinese governmental policies affecting NEVs, foreign investment, foreign exchange, and environmental compliance. For a summary of the Company’s significant regulations related to its PRC Subsidiaries’ operations, refer to the Requirements Under PRC Laws and Regulations subsection below.
Vehicle Safety and Testing
Our vehicles will be subject to, and must comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable FMVSS. As a manufacturer, the Company self-certifies that its vehicles meet all applicable FMVSSs before the vehicles can be sold in the U.S. There are many FMVSSs that apply to Company vehicles, such as crash-worthiness requirements, active safety requirements and electric vehicle requirements (e.g., limitations on electrolyte spillage, battery retention and avoidance of electric shock after certain crash tests).
In addition to FMVSS, the Company is required to comply with other federal laws administered by NHTSA, including the Corporate Average Fuel Economy (“CAFE”) standards, Theft Prevention Act requirements, consumer information labeling requirements, early warning reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls and owners’ manual requirements. The Company must also comply with the Automobile Information and Disclosure Act, which requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and other pricing. In addition to meeting NHTSA obligations, the Company is also required to comply with the Environmental Protection Agency (“EPA”) and California Air Resource Board (“CARB”) with respect to annual compliance certification and running change impacts in case the vehicle range is impacted by software or hardware updates. Additionally, NHTSA can, at its discretion, purchase Company vehicles to run a New Car Assessment Program (“NCAP”), which would require the crash test results to be printed on the Monroney Label, as part of the consumer information federal requirements, which combines both NHTSA and EPA consumer information in a single document that is affixed to each new vehicle sold.
The Company vehicles sold outside of the U.S. will be subject to similar foreign safety, environmental, and other regulations. If those regulations and standards are different from those applicable in the U.S., the Company will redesign and/or retest the vehicles. For example, the European Union (“E.U.”) has published new Vehicle General Safety Regulations, applying from July 6, 2022, which introduced a range of mandatory advanced driver assistant systems to improve road safety and establishes the legal framework for the approval of automated and fully driverless vehicles in the EU., Company vehicles sold in China will be subject to compulsory product certification by certification authorities designated by the State Certification and Accreditation Administration Committee. Additionally, for Company vehicles to be approved for manufacture and sale in China, the vehicles will need to be added to the Announcement of Vehicle Manufacturers and Products issued by the Ministry of Industry and Information Technology (“MIIT”) of China, by showing compliance with the relevant safety and technical requirements and other conditions, including among others, the Administrative Rules on the Admission of New Energy Vehicle Manufacturers and Products and the Administrative Rules on the Admission of Passenger Vehicles Manufacturer and Products, and passing the review by the MIIT.
Battery Safety and Testing Regulations
The Company’s battery packs must conform to mandatory regulations governing the transport of “dangerous goods” that may present a risk in transportation, which includes lithium-ion batteries, and are subject to regulations issued by the Pipeline and Hazardous Materials Safety Administration. (“PHMSA”). These regulations are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations and related UN Manual Tests and Criteria. The regulations vary by mode of transportation when these items are shipped, such as by ocean vessel, rail, truck, or air. The Company will complete the applicable transportation tests for its battery packs, demonstrating its compliance with applicable regulations. The Company uses lithium-ion cells in its high-voltage battery packs. The use, storage and disposal of the Company’s battery packs is regulated under federal law. The Company will enter into agreements with third-party battery recycling companies to recycle its battery packs. In addition to this, China and Europe have stringent battery safety regulations which the Company designs its batteries to comply with.

Environmental Credits
In connection with the production, delivery, and placement into service of the Company’s zero-emission vehicles, the Company may earn tradable credits under certain governmental programs designed to incentivize such activities. The Company may sell the Company’s future credits to automotive companies and other regulated entities who can use the credits to comply with emission standards and other regulatory requirements. Under the EPA’s Light-Duty Vehicle Greenhouse Gas Emissions Standards, the Company may generate carbon dioxide emissions credits that can be sold to conventional internal combustion engine vehicle manufacturers. On December 30, 2021, EPA issued new greenhouse gas emissions standards for model years 2023-2026 light duty vehicles that accelerates the annual year-over-year increase in the stringency of the standards from 1.5% to 5-10%. These standards include carbon dioxide emission credit multipliers for the sale of electric vehicles, and EPA predicts that the standards will result in electric and plug-in hybrid vehicles having a market share of approximately 17% by model year 2026. Similarly, on August 25, 2022, the California Air Resources Board approved the Advanced Clean Cars II rule, which amends California’s existing Zero Emission Vehicle Regulation to require an increasing number of zero-emission vehicles starting with model year 2026 and growing to a 100% transition of light duty passenger vehicles to electric vehicles by model year 2035. Under both federal and California regulations, the Company may earn salable regulatory credits as vehicle manufacturers are required to meet annual emissions or zero-emissions vehicle sales requirements or purchase commensurate offset credits. The Company may also earn similar fuel economy and clean fuels credits under other regulatory regimes in the U.S. and abroad.
EPA Emissions and Certification
The U.S. Clean Air Act requires that the Company obtain a Certificate of Conformity issued by the EPA and approval under California Executive Order issued by CARB certifying that Company vehicles comply with all applicable emissions requirements. A Certificate of Conformity is required for vehicles sold under the EPA Clean Air Act’s standards. A CARB Executive Order is required for vehicles sold in states that have adopted California’s stricter standards for emissions controls related to new vehicles and engines sold in such states. States that have adopted the California standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles, of which the FF 91 is certified under the CARB executive order as a zero-emission vehicle. In addition to California, there are 17 other states that have either adopted or are in the process of adopting the stricter California standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Virginia, Delaware, Colorado, Minnesota, Nevada, Virginia, and New Mexico. The Company has current for the FF 91 both the EPA certificate of conformity and is certification from CARB as being a zero-emission vehicle, and an EPA attested range of 381 miles. Starting in model year 2026, the Company must also meet California data standardization requirements for zero-emission vehicles, which specifies required vehicle and battery data that must be made available to vehicle owners through a scan tool device.
Regulation––Self Driving
Currently, there are no federal U.S. regulations pertaining to the safety of self-driving vehicles; however, the NHTSA has established recommended guidelines. Certain U.S. states have legal restrictions on self-driving vehicles, and many other states are considering them. This patchwork of licensing requirements increases the legal complexity for Company vehicles. In Europe, certain vehicle safety regulations apply to self-driving braking and steering systems, and certain treaties also restrict the legality of certain higher levels of self-driving vehicles. Self-driving laws and regulations are expected to continue to evolve in numerous jurisdictions in the U.S. and foreign countries, and may create restrictions on self-driving features that the Company develops. International standards exist for ensuring the safety of intended functionality, which provides a framework for OEMs to build a safety case as part of the development of robustly designed and validated self-driving vehicles. For the current deployment of self-driving vehicles, permits are required which include approved, limited, operational design domains which define the limits to which self-driving vehicles are able to operate in.
Automobile Manufacturer and Dealer Regulation
U.S. state laws regulate the manufacture, distribution and sale of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to consumers in the state. The Company will need to secure dealer licenses (or their equivalent) to engage in sales activities for its self-operated experience centers and service centers, while partners in certain states will support by providing services via partner-owned experience centers and showrooms. The Company has received its dealer license from the State of California and is able to sell automobiles across the U.S.

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
Regulatory Risks Related to Operations in the People’s Republic of China
The Company’s current operations and planned expansion in the People’s Republic of China (“PRC”) are subject to evolving regulatory and governmental oversight. In recent years, the Chinese government has introduced new policies and restrictions affecting business operations, securities offerings, cybersecurity, and anti-monopoly enforcement. These regulatory changes may limit its ability to expand in China, attract foreign investment, or maintain its listing on a U.S. stock exchange.
Additionally, the Chinese government retains broad authority to intervene in or influence the operations of the Company’s PRC subsidiaries, which could result in material changes to the Company’s business, financial condition, or the value of its Class A Common Stock and warrants. For further details on these risks, see “Risk Factors – Risks Related to our Operations in China.”
Requirements Under PRC Laws and Regulations
Under current PRC laws and regulations, each of the Company’s PRC Subsidiaries is required to obtain and maintain a business license to operate in the PRC. The Company’s PRC Subsidiaries have all received the requisite business license to operate, and no application for business license had been denied.
As the Company’s operations in the PRC expand, its PRC Subsidiaries will be required to obtain approvals, licenses, permits and registrations from PRC regulatory authorities, such as the State Administration for Market Regulation, the National Development and Reform Commission, Ministry of Commerce (“MOFCOM”), and the MIIT, which oversee different aspects of the electric vehicle business. As of December 31, 2024, its PRC Subsidiaries held all necessary business licenses and approvals, and no applications for required permits have been denied. However, PRC regulators continue to impose evolving licensing requirements, particularly in the electric vehicle sector, which may affect future compliance obligations. See “Risk Factors–Risks Related to our Operations in China–We may be adversely affected by the complexity, uncertainties and changes in PRC regulations on internet-related business, automotive businesses and other business carried out by the Company’s PRC Subsidiaries.” for a more detailed discussion of the risks relevant to the regulations relating to the operations of the PRC Subsidiaries.

The Company does not believe any permission is required from any Chinese authorities (including the China Securities Regulatory Commission (the “CSRC”) and the Cyberspace Administration of China (the “CAC”)) in connection with its previous offerings or listing. However, evolving PRC regulations on data security and cybersecurity reviews may introduce new compliance obligations in the future. The Company does not and immediately prior to the filing of this Annual Report on Form 10-K, will not possess over one million of PRC-based individual’s personal information. After consulting its PRC counsel, The Company believes it’s currently not subject to the requirement under the Cybersecurity Review Measures that a network platform operator which possesses more than one million users’ personal information must apply for a cybersecurity review with CAC before listing abroad. In addition, as of December 31, 2024, after consulting its PRC counsel, the Company was not aware of any other laws or regulations currently effective in the PRC which explicitly required the Company to obtain any permission from the CSRC or other Chinese authorities for its previous offering or listing, nor had the Company received any inquiry, notice, or warning from the CSRC or any other Chinese authorities in such respects. The PRC authorities have implemented new regulations governing overseas securities offerings by Chinese companies, including the Trial Measures for the Overseas Listing of Domestic Enterprises (effective March 31, 2023), which require CSRC filings for future overseas listings. According to these new laws and regulations and the draft laws and regulations if enacted in their current forms, in connection with the Company’s future securities offering activities, the Company may be required to fulfill filing, reporting procedures with the CSRC, and may be required to go through cybersecurity review by the PRC authorities. However, there are uncertainties with respect to whether the Company will be able to fully comply with the requirements to obtain such permissions and approvals from or complete such reporting or filing procedures with PRC authorities. For more detailed information, see “Risk Factors–Risks Related to our Operations in China–The approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities may be required in connection with certain of our financing activities, and, if required, we cannot predict if we will be able to obtain such approval or complete such filing or other administrative procedures” and “Risk Factors–Risks Related to our Operations in China–We face challenges from the evolving regulatory environment regarding cybersecurity, information security, privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and any actual or alleged failure to comply with related laws and regulations regarding cybersecurity, information security, data privacy and protection could materially and adversely affect our business and results of operations” for a more detailed discussion of the relevant risks relating to the applicable of PRC laws and Regulations.
PRC Restrictions on Foreign Exchange and Transfer of Cash
Under PRC laws, current account transactions (including profit distributions and trade-related foreign exchange transactions) generally do not require prior approval from the State Administration of Foreign Exchange (“SAFE”), provided procedural requirements are met. However, capital account transactions, such as loan repayments in foreign currency, still require SAFE approval or registration. However, where Chinese Yuan (“CNY”) is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with SAFE or its authorized banks is required. The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. The PRC government may impose foreign exchange restrictions at its discretion, including tightening outbound capital transfers and foreign currency remittances for current or capital account transactions. If the foreign exchange control system prevents the Company’s PRC Subsidiaries from obtaining sufficient foreign currencies to satisfy their foreign currency demands, its PRC Subsidiaries may not be able to pay dividends in foreign currencies to the Company. Further, the Company cannot assure you that new regulations or policies will not be promulgated in the future and that would have the effect of further restricting the remittance of CNY into or out of the PRC. The Company cannot assure you, in light of the restrictions in place, or any amendment thereof, that the PRC Subsidiaries will be able to fund their future activities which are conducted in foreign currencies, including the payment of dividends.
Furthermore, under PRC laws, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under PRC GAAP, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made. The Company’s PRC Subsidiaries shall appropriate 10% of the net profits as reported in their statutory financial statements (after offsetting any prior year’s losses) to the statutory surplus reserves until the reserves have reached 50% of their registered capital. As a result, its PRC Subsidiaries may not have sufficient, or any, distributable profits to pay dividends to us. See “Risk Factors–Risks Related to our Operations in China–We are a holding company and, in the future, may rely on dividends and other distributions on equity paid by the PRC Subsidiaries to fund any cash and financing requirements that we may have, and the restrictions on PRC Subsidiaries’ ability to pay dividends or make other payments to us could restrict our ability to satisfy its liquidity requirements and have a material adverse effect on our ability to conduct its business” for a more detailed discussion of the relevant risks relating to restrictions on foreign exchange and transfer of cash.

How Cash is Transferred Through the Company’s Corporate Organization
The PRC has currency and capital transfer regulations that require the Company to comply with certain requirements for the movement of capital in and out of the PRC. The Company is able to transfer cash (U.S. Dollars) to the PRC Subsidiaries through capital contributions (increasing the Company’s capital investment in the PRC Subsidiaries). The Company may receive cash or assets declared as dividends from the PRC Subsidiaries. The PRC Subsidiaries can transfer funds to each other when necessary, by way of intercompany loans in the following manner:
•FF Hong Kong Holding Limited, as the holding company of all the other PRC Subsidiaries, can transfer cash to any PRC Subsidiary through capital contribution. The Company notes Hong Kong’s banking system is outside PRC mainland’s banking system. As a result, when FF Hong Kong Holding Limited transfers cash to a PRC Subsidiary, it is required to follow the SAFE (as defined below) process and regulation.
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
In 2024 and 2023, FF U.S. extended loans in an aggregated amount of $8.0 million and $8.0 million, respectively, to FF Hong Kong Holding Limited to fund the operations of the PRC Subsidiaries. The Company will continue to assess the PRC Subsidiaries’ requirements to fund their operations and intend to effect additional contributions as appropriate. As of December 31, 2024, the Company’s only operating subsidiaries in China (including Hong Kong) were FF Automotive (China) Co. Ltd., Ruiyu Automotive (Beijing) Co., Ltd. and Shanghai Faran Automotive Technology Co., Ltd., each of which was organized in the PRC. The PRC Subsidiaries have not transferred cash or other assets to any non-Chinese entity, including by way of dividends. The Company does not currently plan or anticipate transferring cash or other assets from its operations in China to any non-Chinese entity.
Capital contributions to PRC companies are governed by the revised Company Law of the PRC (effective July 1, 2024) and the Foreign Investment Law. The PRC imposes capital contribution timing requirements and dividend distribution restrictions on PRC Subsidiaries when remitting payments outside of China. Under PRC law, the Company’s PRC Subsidiaries may distribute dividends only from net profits, as determined under PRC Generally Accepted Accounting Principles (“PRC GAAP”), and only after statutory reserve allocations and prior-year loss recoveries. The Company’s operating PRC Subsidiaries are required to set aside a portion of their net income, if any, each year to fund general reserves for appropriations until such reserves have reached 50% of the relevant entity’s registered capital. These reserves are not distributable as cash dividends. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary.
Enforceability
Certain of the Company’s current operations are conducted in the PRC through its wholly owned subsidiaries. All or a substantial portion of the assets of these persons are located outside the U.S. and in the PRC. As a result, it may not be possible to effect service of process within the U.S. or elsewhere outside the PRC upon these persons. In addition, uncertainty exists as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts obtained against the Company or such director predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof, or be competent to hear original actions brought in the PRC against the Company or such director predicated upon the securities laws of the U.S. or any state thereof. See “Risk Factors – Risks Related to our Operations in China – There may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us and our management.”

Human Capital Management and Resources
Workforce Overview
As of December 31, 2024, the Company employed approximately 249 people globally, with 202 employees in the U.S., one in the UAE, and 43 in the PRC. The Company has developed employee-focused programs to attract, support, and retain talent, ensuring competitiveness in the market while prioritizing employee well-being and professional development. Below is a summary of the employee count by country and functional job areas.

Job Function	Total	UAE	U.S.	PRC
Administration	72	1	44	27
Research and Development	86		75	11
Manufacturing	52		50	2
Sales & Marketing	39		33	6
	249	1	202	46
The Company’s recruitment, development, compensation, and benefits programs align with the its core values and long-term growth strategy. Management remains focused on implementing initiatives that foster a growth mindset, strengthen employee engagement within the broader the Company ecosystem, and create a supportive and dynamic work environment. Given the critical role of employees in the Company’s success, since 2023, the Compensation Committee of the Board of Directors has overseen the Company's human capital management strategy and practices, including talent recruitment, development, and retention, employee engagement, and succession planning.

The Company actively supports the physical, financial, and mental well-being of employees and their families through comprehensive benefits programs. As part of this commitment, The Company fully covers employee-only healthcare premiums and continually explores opportunities to enhance support and improve the effectiveness of its benefit offerings.
Workforce Strategy and Practices
A majority of the Company’s employees are engaged in research and development, engineering, manufacturing, and supply chain functions. To preserve its current cash position, the Company may implement additional headcount reductions based on the Company’s financial condition and market conditions. However, as the Company scales production and delivery, the Company may expand hiring efforts to support targeted vehicle production.
The Company’s hiring strategy focuses on attracting highly skilled professionals with experience from leading OEMs, software, internet, consumer electronics, artificial intelligence companies, tier-one automotive suppliers, and engineering firms. The Company has not experienced any work stoppages and considers its relationship with employees to be strong. None of the Company’s employees are subject to collective bargaining agreements or represented by a labor union.
The Company’s team is composed of talent from diverse industry backgrounds and nationalities, all working toward the shared goal of creating highly innovative and unique products. The Company’s human capital objectives include identifying, recruiting, retaining, and integrating top talent while fostering a workplace culture that prioritizes employee engagement, growth, and well-being.
Professional Development
The Company is committed to ethics, integrity, and professional growth. Through ongoing compliance training and leadership development programs, the Company foster a culture of transparency, accountability, and ethical behavior. The Company’s Academy provides employees with opportunities to build new skills, advance their careers, and align with the Company’s Mission, Vision, Values, and Culture.
The Company continually enhances learning and development initiatives to ensure employees receive the resources needed for success. The Company regularly reinforces the importance of honesty, authenticity, and ethical decision-making through compliance training and leadership development programs.

Partnership Program
Acting through FF Global Partners LLC (“FF Global”), a shareholder of the Company, in July 2019, certain current and former executives of the Company established a program which they refer to as the “Partnership Program.” As described below, the Partnership Program provides financial benefits to certain Company directors, management and employees, which they are required to report to the Company pursuant to the Company’s Investment Reporting Policy. The Partnership Program is administered by FF Global and is not under the Company’s supervision.
Purpose of Partnership Program
The purpose of the Partnership Program is to help the Company and FF Global succeed, including by helping key Company employees remain aligned with the Company’s mission, interests and economic success, by awarding units representing membership interests in FF Global to such individuals. The Company has been advised by FF Global that the VP of Human Resources in the Company, who is also a member of FF Global, provides recommendations to the FF Global Board of Managers regarding proposed awards based on, among other things:
•the individual’s position in the Company,
•the importance of the individual’s role in the Company and/or FF Global,
•the individual’s historical contributions to the Company and/or FF Global,
•the importance of the individual to the achievement of the Company’s and FF Global’s strategic objectives,
•the individual’s awards under the Company’s employee stock option plan, and
•the individual’s existing holdings of FF Global units.
 The awards under the Partnership Program have in the past been granted exclusively to current or former employees of the Company or its affiliates, FF Global, may in the future determine to grant awards to individuals who are not affiliated with the Company.
Pursuant to the Company’s Investment Reporting Policy, members of its management and other employees are required to report information relating to their investments, including their interests in FF Global. However, since the Company’s board of directors (the “Board”) does not have oversight over the Partnership Program, the Company is not able to assess whether awards made by FF Global under the Partnership Program incentivize management and employee behavior and activities that the Company intends to incentivize, or indeed, whether the Partnership Program effectively works against efforts by the Company to manage its workforce. For example, as part of the special committee of independent directors established by the Board to investigate allegations of inaccurate Company disclosures (“Special Committee”), as further discussed below, it was determined that a Company employee who is also a beneficiary under the Partnership Program deliberately interfered with the Special Committee’s investigation. Although the Company disciplined this employee, the effectiveness of the Company’s disciplinary efforts may have been counteracted by awards this employee has received or expects to receive under the Partnership Program.
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
Scope of Partnership Program
FF Global has informed the Company that to date a total of 34 individuals have received awards under the Partnership Program, that less than 16 individuals continue to hold such awards, and that all recipients of such awards are current or former directors or employees of the Company or its affiliates. Some of these individuals are or were members of the FF Global Board of Managers. Certain members of Company management and other Company employees are equity owners of FF Global, which beneficially owned less than 1% of the voting power of the Company’s fully diluted Common Stock as of December 31, 2024.

Item 1A. Risk Factors
Below is a summary of material factors that make an investment in our Common Stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Cautionary Note Regarding Forward-Looking Statements” in Part I, Item 1A, “Risk Factors” in this Form 10-K. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A, “Risk Factors” in this Form 10-K as part of your evaluation of an investment in our Common Stock.
Summary Risk Factors
An investment in our Common Stock involves substantial risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others, the following:
Risks Related to our Business and Industry
•We do not have sufficient liquidity to pay our outstanding obligations and to operate our business and will likely file for bankruptcy protection if we are unable to access additional capital.
•We have a limited operating history and face significant barriers to growth in the electric vehicle industry.
•We have incurred substantial losses and anticipate we will continue to do so.
•We expect our operating expenses to increase significantly.
•Our financial forecasts rely in large part upon assumptions and analyses developed by management.
•We have significant unfunded commitments from our investors.
•MHL and V W Investment are purchasers of the Unsecured SPA Notes and are affiliates of FF Global and a longtime stockholder of our company, respectively, and such purchasers have limited assets.
•We have incurred substantial indebtedness and may incur additional substantial additional indebtedness in the future, and we may be unable to refinance borrowings on terms that are acceptable to us, or at all.
•The production and delivery of the FF 91 Futurist has experienced, and may continue to experience, significant delays.
•Non-binding pre-orders and other non-binding indications of interest may not be converted into binding orders/sales.
•The success of our business depends on attracting and retaining a large number of consumers and maintaining strong demand for our vehicles, software and services.
•We may not be able to accurately estimate the supply and demand for our vehicles.
•We may have insufficient reserves to cover future warranty claims.
•We have taken remedial measures in response to the Special Committee findings, which may be unsuccessful.
•We are involved in an SEC investigation and may be further subject to investigations and legal proceedings related to the matters underlying the Special Committee investigation and other matters.
•The market for the FF 91 Futurist is nascent and not established.
•We depend on our suppliers, the majority of which are single-source suppliers.
•Manufacturing the FF 91 at our California facility does not guarantee we will not incur significant production delays.
•We have minimal experience servicing and repairing our vehicles.
•Changes in U.S. and international trade policies may adversely impact our business and operating results.
•We face competition from multiple sources, including new and established domestic and international competitors.
•Our go-to-market and sales strategy will require substantial investment and commitment of resources and is subject to numerous risks and uncertainties.
•If we are unable to attract and/or retain key employees and Board members, officers and other individuals, our ability to compete could be harmed.
•Vehicle defects may result in production and delivery delays, recall campaigns and/or increased warranty costs.
•We may become subject to product liability claims that could harm our financial condition and liquidity.
•Third-party claims of infringing or misappropriating intellectual property rights could be costly, time consuming and prevent us from developing or commercializing future products.
•We have elected to protect some of our technologies as trade secrets rather than as patents.
•We depend on our proprietary intellectual properties.

•We are subject to stringent and changing laws, regulations and standards related to data privacy and security.
•We are subject to cybersecurity risks relating to our various systems and software.
•Our distribution model is different from the predominant current distribution model for automobile manufacturers and is subject to regulatory limitations on our ability to sell and service vehicles directly.
•Our use of artificial intelligence technologies may not be beneficial to our business, and may cause our performance and reputation to suffer.
•We and our suppliers may be subject to increased environmental and safety or other regulations and disclosure rules.
•Increases in costs, disruption of supply or shortage of materials used to manufacture our vehicles, in particular for lithium-ion cells or electronic components, could harm our business.
•We may not obtain/maintain sufficient insurance coverage, which could expose us to significant costs and disruption.
•Yueting Jia's public image may adversely impact us.
•Yueting Jia is subject to restrictions in China that may adversely impact our China strategy.
•Yueting Jia and FF Global, over which Mr. Jia exercises significant influence, have control over our management, business and operations, and may use this control in ways that are not aligned with our interests.
•Disputes with our stockholders are costly and distracting.
•We are subject to legal proceedings, claims, and disputes arising both in and outside the ordinary course of business.
•Our latest business strategy, which we refer to as the Bridge Strategy and/or Dual Brand Strategy, is subject to numerous risks and uncertainties.
Risks Related to our Operations in China
•Policy changes of the PRC government may materially and adversely affect us.
•Uncertainties with respect to the Chinese legal system, regulations and policies could have a material adverse effect.
•Fluctuations in exchange rates could result in foreign currency exchange losses to us.
•Changes in the laws and regulations of China or noncompliance with applicable laws and regulations may have a significant impact on our business, results of operations and financial condition.
•We are a holding company and may rely on dividends and other distributions on equity paid by the PRC Subsidiaries.
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
•A significant portion of our financing is expected to come from investors in China, and such investment is subject to delay due to due diligence review, including know your customer, anti-money laundering and other review.
Risks Related to the Restatement
•We have identified material weaknesses in our internal control over financial reporting.
•We face risks related to the restatement of our previously issued consolidated financial statements.
Risks Related to our Common Stock
•We are currently unable to utilize our “at-the-market” equity program.
•If we seek to implement a reverse stock split, it could negatively affect the price of our Common Stock.
•Our Common Stock has been and may continue to be volatile, and you could lose all or part of your investment.
•We may issue additional shares of Common Stock or preferred shares, which would dilute stockholder interests.
•We have granted preferential director nomination rights to certain investors that may cause us to fall out of compliance with Nasdaq listing rules.
•Claims for indemnification by our directors and officers may reduce available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

RISK FACTORS
Cautionary Note Regarding Forward-Looking Statements
An investment in our Common Stock involves risk. Before investing in our Common Stock, in addition to the other information described in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of Part II of this Form 10-K,” you should carefully consider the following risks. Such risks are not the only ones that relate to our businesses and capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below or in the documents incorporated by reference herein were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected, which in turn could have a material adverse effect on the value of our Common Stock.
Risks Related to our Business and Industry
We do not have sufficient liquidity to pay our outstanding obligations and to operate our business and will likely file for bankruptcy protection if we are unable to access additional capital.
Since inception, we have incurred cumulative losses from operations, negative cash flows from operating activities and had an accumulated deficit of $4.3 billion and $4.0 billion as of December 31, 2024, and 2023, respectively. We expect to continue to generate significant operating losses for the foreseeable future. Based on our recurring losses from operations since inception and continued cash outflows from operating activities, in our audited consolidated financial statements for the years ended December 31, 2024, and 2023, we concluded that this circumstance raised substantial doubt about our ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in their audit reports on the consolidated financial statements for the years ended December 31, 2024, and 2023, our current and former independent registered public accounting firms included an explanatory paragraph stating that our recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2024, and 2023 do not include any adjustments that may result from the outcome of this uncertainty. As of the date that our consolidated financial statements for the year ended December 31, 2024, were issued, our management determined that FF would be required to obtain additional funding to continue as a going concern, resulting in there being substantial doubt about our ability to continue as a going concern.
We only recognized $0.5 million in revenue in 2024. We rely on capital from investors to support our operations. We do not have sufficient cash on hand to meet our current obligations and are currently unable to generate cash through our at-the-market equity program or via our Registration Statement on Form S-3 because we are not currently S-3 eligible. For further detail, see “Risk Factors — Risks Related to FF’s Common Stock —We are currently unable to utilize our “at-the-market” equity program.” We also have limited remaining authorized share availability to generate cash through equity or equity-linked issuances. If we are unable to find additional sources of capital, we will lack sufficient resources to fund our outstanding obligations and continue operations and we will likely have to file for bankruptcy protection and our assets will likely be liquidated. Our equity holders would likely not receive any recovery at all in a bankruptcy scenario.
We have a limited operating history and face significant barriers to growth in the electric vehicle industry.
We expect to need substantial additional financing to start the third phase of our three-phase delivery plan of the FF 91 Futurist, as well as to execute our FX strategy. We may be unable to develop the manufacturing capabilities and processes, or secure reliable sources of component supply to meet the quality, engineering, design or production standards, or the required production volumes to successfully grow into a viable business.
We face significant barriers to growth in the electric vehicle industry, including continuity in development and production of safe and quality vehicles, brand recognition, customer base, marketing channels, pricing policies, talent management, value-added service packages and sustained technological advancement. If we fail to address any or all of these risks and barriers to entry and growth, our business and results of operation may be materially and adversely affected.
Given our limited operating history, the likelihood of our success must be evaluated especially considering the risks, expenses, complications, delays, and the competitive environment in which it operates. Our business plan may not prove successful. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling our infrastructure and headcount, and may encounter unforeseen expenses, difficulties, or delays in connection with our growth. In addition, due to the capital-intensive nature of our business, we expect to continue to incur substantial operating expenses without generating sufficient revenues to cover those expenditures. We may never be able to generate revenue consistently, raise additional capital when required or operate profitably.

We do not have sufficient cash on hand to meet our current obligations and we expect that we will need to seek additional equity and/or debt financing in both the near- and long-term to finance a portion of our costs and capital expenditures. Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors. These factors include investor and customer acceptance of our business model, market confidence in our ability to execute against our business plans, industry wide EV adoption rates or slower growth in demand, and general conditions in the global economy and financial markets, including volatility and disruptions in the capital and credit markets due to inflation, interest rate changes, and global conflicts or other geopolitical events. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. The sale of additional equity or equity-linked securities would result in dilution for our stockholders. If we are unable to receive funds under our existing financing arrangements, raise sufficient funds or obtain funding on terms satisfactory to us, we may have to significantly reduce our spending, delay, or cancel our planned activities or substantially change our corporate structure, and we may not have sufficient resources to conduct our business as planned, which would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows. Any investment in our company is therefore highly speculative.
We have incurred substantial losses in the operation of our business and anticipate that we will continue to do so. We may never achieve or sustain profitability.
The design, engineering, manufacturing, sales and service of intelligent, connected electric vehicles is a capital-intensive business. We have incurred losses from operations and had negative cash flows from operating activities since inception. We incurred a net loss of $355.8 million and $431.7 million for the years ended December 31, 2024, and 2023, respectively. Net cash used in operating activities was $70.2 million and $278.2 million for the years ended December 31, 2024, and 2023, respectively.
We may incur unforeseen expenses, or encounter difficulties, complications, and delays in delivering the FF 91 series or developing the FX series and therefore may never generate sufficient revenues to sustain ourselves. We may continue to incur substantial losses for a variety of reasons, including the lack of demand for the FF 91 series and the relevant services, inability to secure agreements for the FX series, vehicle service and warranty costs, increasing competition, challenging macroeconomic conditions, regulatory changes and other risks discussed herein, and may never achieve or sustain profitability.
Given the risks associated with our ability to obtain additional funding to execute on our plans to develop and deliver vehicles and begin to generate significant revenue, including the FX series, the required funding could differ from earlier estimates, and the timing to reach profitability and positive cash flows could be further delayed or never occur.
We expect operating expenses to increase significantly, which may impede our ability to achieve profitability.
We expect to further incur significant operating costs including R&D expenses, capital expenditures relating to our manufacturing capacities, additional operating costs and expenses for production ramp-up, raw material procurement costs, general and administrative expenses as it seeks to scale our operations, and sales, marketing, and distribution expenses as we build our brand and markets our vehicles, including the contemplated FX series.
Our ability to become profitable will not only depend on our ability to successfully market our vehicles and other products and services, but also to control costs. Ultimately, we may not be able to adequately control costs associated with our operations for reasons outside our control, including the cost of raw materials such as aluminum, steel and lithium-ion cells. Substantial increases in such costs could increase our cost of revenue and our operating expenses and reduce our margins. Additionally, currency fluctuations, inflationary pressures, tariffs or shortages in petroleum and other economic or political conditions could result in significant increases in logistics and freight charges and raw material costs. If we are unable to design, develop, manufacture, market, sell and service our vehicles, including providing service in a cost-efficient manner, our margins, profitability, and prospects would be materially and adversely affected.
The rate at which we incur costs and losses may increase significantly as we:
•continue to develop the FF 91;
•seek to execute on our FX strategy;
•seek to execute on our AI strategy;
•continue to develop and equip our manufacturing FF ieFactory California facility in Hanford, California;
•build up inventories of parts and components;
•develop and expand design, development, maintenance, servicing and repair capabilities; and
•increase sales and marketing activities.

These efforts may be more expensive than currently anticipated, and these efforts may not result in increased revenues, which could further increase losses. Cost overruns may materially and adversely affect our business prospects, financial condition and results of operations.
Our financial forecasts rely in large part upon assumptions and analyses developed by management. If these assumptions and analyses prove to be incorrect, actual operating results could suffer.
Our financial forecasts largely rely on management’s assumptions and analyses, which could be incorrect. Additionally, our fundraising efforts may be unsuccessful. Actual operating and financial results and business developments depend on a number of factors, many of which are outside our control, including but not limited to:
•the ability to obtain sufficient and timely capital to sustain and grow our business, including the development of FX vehicle models;
•our ability to manage relationships with key suppliers;
•our ability to sign up and manage relationships with business partners for them to invest in and operate sales and service centers;
•our ability to obtain necessary regulatory approvals;
•demand for our products and services in our target markets;
•the timing and cost of new and existing marketing and promotional efforts;
•competition, including established and future competitors;
•our ability to retain existing key management and to attract, retain and motivate qualified personnel;
•the overall strength and stability of domestic and international economies;
•regulatory, legislative and political changes; and
•consumer spending habits.
Specifically, our financial forecasts are based on projected purchase prices, unit costs for materials, manufacturing, labor, packaging and logistics, warranty, sales, marketing and service, tariffs, and projected vehicles production and demand, with factors such as industry benchmarks taken into consideration. Any of these factors could turn out to be different than those anticipated. Unfavorable changes in any of these or other factors, many of which are outside our control, could materially and adversely affect our business, prospects, financial results and results of operations.
We have significant unfunded commitments. If we are unable to satisfy the conditions to funding or if there is a dispute regarding the conversion requirements related to the unfunded commitments, we may not have enough capital to support our business and could be subject to investor legal claims.
Pursuant to the Secured SPA Notes; 2023 Unsecured SPA Notes; Junior Secured SPA Notes; and 2024 Unsecured SPA Notes (collectively known as the “SPA Portfolio Notes”) (each as defined in Note 7, Notes Payable to the Notes to Consolidated Financial Statements) has obtained commitments from several investors totaling $614.5 million in convertible note financing, subject to certain conditions. A total $405.3 million under these commitments were unfunded as of December 31, 2024 with the remaining unfunded commitment of $209.2 million. Investors of the convertible notes have the option to purchase an additional up to 100% of the committed notes at the same economics. In aggregate, these investors have an option to invest an additional $426.0 million, of which $50.9 million had been funded as of December 31, 2024, with remaining optional funding of $375.1 million. We may be unable to satisfy the conditions to receive additional funding. If we fail to satisfy funding conditions, we may be required to further delay our production and delivery plans, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations. In addition, we could suspend effecting conversion requests in a manner that could result in an event of default and monetary penalties under the various securities purchase agreements. This could subject us legal claims by the investors, which could have a material and adverse impact on our reputation and financial condition.

We may also be subject to legal claims arising from disagreement over the terms of our securities. For example, we previously issued certain convertible notes (the “Senyun Notes”) to Senyun International Ltd. (“Senyun”). The Senyun Notes are subject to a restriction that we will not convert the Senyun Notes, and Senyun will not have the right to convert the Senyun Notes, to the extent that Senyun would own more than 9.99% of our outstanding Common Stock after giving effect to the conversion. In May 2023, Senyun requested to convert the Senyun Notes into shares of Common Stock and we converted a certain amount of the Senyun Notes. We did not convert the Senyun Notes that would have resulted in Senyun owning more than 9.99% of our Common Stock. However, Senyun believes that the Senyun Notes should have been converted in full in accordance with its interpretation of conversion limitations in the Senyun Notes. We dispute this interpretation. In July 2023 and October 2023, Senyun sent us a letter outlining its position and reserving its rights under the Secured SPA. Further, pursuant to the Senyun Joinder, Senyun agreed to exercise its option to purchase $15.0 million of Tranche A Notes (as defined in Note 7, Notes Payable, in the Notes to the Consolidated Financial Statements contained in this Form 10-K) in accordance with the terms of the Secured SPA, with funding of 75% of such amount within five business days of the date of the Senyun Joinder and the remaining 25% of such amount within three business days thereafter, subject to certain conditions which have been satisfied. It is not possible at this time to predict the outcome of the disagreement with Senyun.
Further, any litigation, proceedings or dispute related to legal claims of our investors, even those without merit, may divert our financial and management resources that would otherwise be used to benefit future performance. Potential and actual proceedings may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations, and investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms, or at all.
MHL and V W Investment are purchasers of the Unsecured SPA Notes (as defined in Note 7, Notes Payable, in the Notes to the Consolidated Financial Statements contained in the Form 10-K) and are affiliates of FF Global and a longtime stockholder of our company, respectively, and such purchasers have limited assets.
On May 8, 2023, we entered into the Unsecured SPA with Metaverse Horizon Limited (“MHL”) and V W Investment Holding Limited (“V W Investment”) to issue and sell, subject to the satisfaction of certain closing conditions, $100.0 million aggregate principal amount of senior unsecured convertible promissory notes. MHL and V W Investment committed to fund in eight subsequent closings fifteen days apart, subject to the satisfaction of certain closing conditions. MHL, who is the anchor investor in the Unsecured SPA Notes and has committed $80.0 million of the funding, is an independent investment fund with investors including FF Global Partners Investment LLC, formerly known as FF Top Holdings LLC (“FF Global”), and V W Investment is an affiliate of Mr. Lijun Jin, a long-term stockholder. As such, MHL is a related party. FF Global has control over our management, business and operations, and may use this control in ways that are not aligned with our business or financial objectives or strategies or that are otherwise inconsistent with our or other stockholder interests.
Further, in connection with the Unsecured SPA, we entered into equity commitment letters with each of FF Global and Mr. Jin to support the obligations of MHL and V W Investment under the Unsecured SPA subject to the limitations set forth therein. If MHL or V W Investment are unable to fund their commitments and FF Global and/or Mr. Jin breach their obligations under their equity commitment letters, we may be unable to recover the damages caused by such breach(es) from FF Global due to the nature of their assets, including the fact that many of Mr. Jin’s assets are not located in the United States and FF Global’s only assets are shares of our Class B Common Stock, a note payable from us, and a capital commitment from an investor with terms not disclosed to us or third party beneficiary rights in favor of us. If MHL and/or V W Investment do not fund their commitments and we are unable to recover damages under the equity commitment letters, we may need to seek additional investors or other financing sources. We may be unable to attract additional investors or other financing sources. If we are unable to attract additional investors or other financing sources in a timely manner or on acceptable terms, or at all, we may be required to further delay our production and delivery plans, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.
We have incurred and expect to continue to incur substantial indebtedness, and may be unable to refinance borrowings on terms that are acceptable, or at all.
We have incurred and expect to continue to incur additional indebtedness to support our operations. The incurrence of any additional debt could:
•limit our ability to satisfy obligations under certain debt instruments, to the extent there are any;
•cause us to seek bankruptcy protection or enter into other insolvency proceedings if we are unable to renew or refinance any existing indebtedness as it becomes due;
•increase our vulnerability to adverse general economic and industry conditions;

•require us to dedicate a substantial portion of cash flow from operations to servicing and repaying indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, and other general corporate purposes;
•increase our exposure to interest rate and exchange rate fluctuations;
•limit our ability to borrow additional funds and impose additional financial and other restrictions, including limitations on declaring dividends; and
•increase the cost of additional financing.
Commercial banks, financial institutions and individual lenders may have concerns in providing additional financing for our operations. The governments of the United States and China may also pass measures or take other actions that may tighten credit available in relevant markets. Any future monetary tightening measures as well as other monetary, fiscal and industrial policy changes and/or political actions by those governments could materially and adversely affect our cost and availability of financing, liquidity, access to capital, and ability to operate our business.
The production and delivery of the FF 91 Futurist has experienced, and may continue to experience, significant delays.
Our future business depends in large part on our ability to execute our plans to develop, manufacture, market, and deliver electric vehicles. The first phase of the three-phase delivery plan of the FF 91 Futurist was delayed several years and began at the end of May 2023. In addition, due to a supplier’s timing constraints and the completion of an additional system testing related to enhanced safety testing of a single unique product feature of the FF 91 Futurist, the second phase of the three-phase delivery plan originally contemplated to begin by June 30, 2023, began in August 2023.
Production or delivery of the FF 91 Futurist has experienced further delays due to insufficient capital and may experience further delays due to reasons such as supply shortages and constraints, design defects, additional system testing, talent gaps, and/or force majeure. We need substantial additional financing to start the third phase of the delivery plan. Further, we rely on third-party suppliers for the provision and development of many key components used in the FF 91 Futurist. If our suppliers experience delays in providing or developing necessary components or if they experience quality issues, we could experience further production and delivery delays. In addition, if we have to adjust and/or reduce or suspend certain payments to suppliers, such adjustments and/or reductions could further delay production and deliveries.
If we further meaningfully delay additional production and delivery, potential consumers may lose confidence in us, and customers who have placed pre-orders may them, harming our growth prospects. Additionally, our competitors may move more quickly to market, which could impact our ability to grow our market share.
Non-binding pre-orders and other non-binding indications of interest may not be converted into binding orders or sales.
Through December 31, 2024, we had sold or leased only 16 FF 91 Futurist vehicles to user developers and employees. Non-employee user developers entered into consulting, branding, and other arrangements with us in exchange for fees ranging from approximately $150,000 to $475,000.
Further, although we have engaged in marketing activities, as of December 31, 2024, we had only 299 non-binding, fully refundable pre-orders for the FF 91 Futurist in the U.S. and China, and other non-binding indications of interest. We do not have binding purchase orders or commitments from customers for any vehicles. Pre-orders and other indications of interest may fail to convert into binding orders or sales.
Until our products are commercially available for purchase and we are able to scale up our marketing function to support sales, there will be substantial uncertainty as to customer demand. The potentially long wait from the time a non-binding pre-order is made or other indication of interest is provided until the time vehicles are delivered, and any delays beyond expected wait times, could also impact customer decisions on whether to ultimately make a purchase. Even if we are able to obtain binding orders, customers may defer their purchases as they assess our vehicles. Commercializing the FF 91 Futurist and potential FX models will likely be a long process and depend on our ability to fund and scale up our productions, including through securing additional funding for our operations, the consummation of various third-party agreements and expanding marketing functions, as well as the safety, reliability, efficiency and quality of our vehicles, and the support and service that will be available. It will also depend on factors outside our control, such as competition, general market conditions and broader trends in vehicle electrification and fleet management, which could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for our products and the pace and levels of growth that we may be able to achieve.

The success of our business depends on attracting and retaining a large number of consumers and maintaining strong demand for our vehicles, software and services. If we are unable to do so, we will not be able to achieve profitability.
Our success depends on attracting a large number of consumers and maintaining strong demand for our vehicles and the value added software, AI systems, and services we provide and may in the future provide to consumers. We offer consumers the ability to pre-order the FF 91 and the FX series in the United States. We have experienced, and may in the future experience, consumer cancellations, which may result in lower vehicle unit sales and increased inventory, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows. In 2025, we expect our total deliveries to be derived primarily from new orders generated during the year. We have limited experience in marketing, selling, and advertising, and there can be no assurance that we will be successful in ramping up these new capabilities on a timely basis or to their full potential or that we will achieve the expected benefits.
Demand in the automobile industry is volatile. A number of factors can impact overall demand and consumer decisions on whether to purchase our vehicles, including changes in customer preferences, competitive developments, introduction of new vehicles and technologies, general economic or geopolitical conditions (such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence), increases in interest rates that could make financing less attractive for some customers, increased tariffs, changes to government incentives, higher insurance premiums for EVs, lack of charging infrastructure, negative perceptions regarding EV demand and adoption, and any event or incident that generates negative media coverage about us or the safety or quality of EVs. As a newer EV manufacturer and software and services provider, we have fewer financial resources than more established competitors to withstand changes in the market and disruptions in demand. Reduced EV demand could lead to lower sales, revenue shortfalls, loss of customers, and increased inventory, which may result in further downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows. These effects may also have a more pronounced impact on our business given our relatively smaller scale and financial resources as compared to other established manufacturers.
If consumers do not perceive our vehicles, software and services to be of sufficiently high value and quality, cost competitive, and appealing in aesthetics or performance, or if consumers prefer to purchase the same brand of vehicle that they have owned in the past, we may not be able to retain our reservations or attract new consumers, and our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected. If, for any of these reasons, we are not able to attract and maintain consumers, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.
Vehicle retail sales depend heavily on affordable interest rates and availability of credit for vehicle financing and if rates continue to increase substantially or remain relatively high it could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.
In certain regions, including North America, financing for new vehicle sales had been available at relatively low interest rates for several years due to, among other things, expansive government monetary policies. As interest rates have risen, market rates for new vehicle financing and vehicle insurance premiums have also risen, which may make our vehicles less affordable to customers or steer customers to less expensive vehicles that would be less profitable for us, adversely affecting our business, prospects, financial condition, results of operations, and cash flows. Additionally, if consumer interest rates continue to increase substantially or remain relatively high, or if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase or lease our vehicles and demand for our vehicles could be negatively impacted, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

If we have insufficient reserves to cover future warranty claims, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.
As our vehicles are produced and delivered, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. Additionally, estimating warranty reserves is inherently uncertain, particularly in light of our limited operating history and limited field data available to us, and changes to such estimates based on real-world observations may cause material changes to our warranty reserves. We may become subject to significant and unexpected warranty expenses. Then-existing warranty reserves may be insufficient to cover all claims. In addition, if future laws or regulations impose additional warranty obligations on us that go beyond our manufacturer’s warranty, we may be exposed to materially higher warranty expenses than we expect, and our reserves may be insufficient to cover such expenses.
We have taken remedial measures in response to the Special Committee findings, which may be unsuccessful. In addition, certain remedial measures have reversed or not fully implemented in light of the corporate governance agreements with FF Top and FF Global.
In November 2021, the Board established a special committee of independent directors (the “Special Committee”) to investigate allegations of inaccurate disclosures. The Special Committee engaged independent legal counsel and a forensic accounting firm to assist in its review. The Special Committee made several findings, including that certain statements made by us or on our behalf in connection with the PIPE Financing were inaccurate; that deficiencies existed in our internal control environment; and that certain of our policies and procedures required enhancement. Based on the results of the Special Committee investigation and subsequent investigative work based on the Special Committee’s findings performed under the direction of the Executive Chairperson and reporting to the Audit Committee, the Board directed management to implement a number of remedial measures. (See Note 11, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements contained in this Form 10-K for more information regarding the findings and remedial actions relating to the Special Committee investigation.)
There can be no guarantee that the Special Committee investigation revealed all instances of inaccurate disclosure or other deficiencies, or that other existing or past inaccuracies or deficiencies will not be revealed in the future. Additional inaccuracies or deficiencies could subject us to further litigation and regulatory investigations and could contribute to our failure to meet our SEC reporting obligations in a timely manner, any of which could adversely impact investor confidence, contribute to a decline in trading prices for our securities and interfere with our ability to access financing.
On September 23, 2022, we entered into an agreement with FF Global and FF Top (the “Heads of Agreement”) pursuant to which we agreed to and implemented significant changes to the Board and company governance. Certain of these changes altered some of the remedial measures of the Special Committee and/or preclude us from fully implementing certain remedial measures. For instance, Ms. Swenson, who was appointed to the position of Executive Chairperson that the Board created based on the Special Committee investigation, tendered her resignation from her role as both Executive Chairperson and member of the Board on October 3, 2022, effective immediately, and Mr. Adam (Xin) He was appointed to serve as Interim (non-Executive) Chairman of the Board effective as of the same date. On July 31, 2023, Mr. He tendered his resignation from the Board, effective immediately. Following the resignation of Ms. Swenson, all our management (including Mr. Yueting Jia) reported directly or indirectly to our Global CEO (previously Dr. Breitfeld and Mr. Xuefeng Chen). In addition, Mr. Jia was, effective as of October 4, 2022, also appointed as Founder Advisor, in which capacity he acts as an advisor to the Board with no change to his current compensation.
On January 13, 2023, we entered into an amended shareholder agreement with FF Global (only with respect to the amendment of the Heads of Agreement) and FF Top (the “Amended Shareholder Agreement”), pursuant to which various terms of the Heads of Agreement were amended.
On February 26, 2023, after the Board’s assessment of our management structure, the Board approved Mr. Yueting Jia reporting directly to the Board, as well as our product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved our user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen. Our remaining departments continued to report to Mr. Xuefeng Chen. Mr. Chen subsequently resigned from his position as Global CEO and was replaced by Matthias Aydt. Based on the changes to his responsibilities, the Board determined that Mr. Jia is an “officer” of our company within the meaning of Section 16 of the Exchange Act (a “Section 16 officer”) and an “executive officer” of our company under Rule 3b-7 under the Exchange Act.

Given the governance changes pursuant to the Heads of Agreement such as those described above and further changes to the composition of the Board, the remedial actions approved by the Board in connection with the Special Committee investigation may not be fully implemented or successful.
We are involved in an SEC investigation and may be further subject to investigations and legal proceedings related to the matters underlying the Special Committee investigation and other matters, which may result in adverse findings, damages, the imposition of fines or other penalties, increased costs and expenses and the diversion of management’s time and resources.
In connection with the Special Committee investigation, we, certain members of our management team and other employees received a notice of preservation and subpoena from the Staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation beginning in October 2021. We had previously voluntarily contacted the SEC in connection with the Special Committee investigation and are cooperating fully with the SEC’s investigation. The outcome is difficult to predict, and the SEC has expanded the scope of its investigation beyond that of the Special Committee. In addition, the SEC may subject our directors, officers and employees to fines, penalties and other punitive actions. In June 2022, we received a preliminary request for information from the U.S. Department of Justice (“DOJ”) in connection with the matters that were the subject of the Special Committee investigation. We responded to that request and intend to fully cooperate with any future requests from the DOJ. At this stage, we are unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss.
On October 20, 2022, we received a subpoena from the SEC requiring us to produce certain documents relating to our transactions with Senyun. On March 31, 2023, we received questions from the SEC regarding our disclosed delivery estimates regarding the start of production of the FF 91 Futurist. On March 23, 2023, we received an SEC request to supplement production and on May 18, 2023, we received an additional subpoena from the SEC. On July 14, 2023, we received an additional request from the SEC to supplement production related to the May 18, 2023, subpoena and documents related to the consulting or sales agreements with the first three users of the FF 91 Futurist. On each of January 30, 2024, and April 8, 2024, we received a subpoena from the SEC requiring us to produce certain additional documents relating to the SEC’s investigation. We have fully complied with and intend to continue to fully comply with the subpoenas.
We have incurred, and may continue to incur, significant legal, accounting and other professional services expenditures in connection with the Special Committee investigation, SEC investigation, SEC inquiries, stockholder lawsuits and the DOJ inquiry. Any legal proceedings resulting from these investigations, including further shareholder derivative litigation or governmental inquiries or investigations may further divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. Such legal proceedings could also have a material adverse effect on our business, financial condition, results of operations and cash flows including as a result of such expenses or arising from any consequences of such legal proceedings including damages, monetary fines, sanctions, penalties, adverse publicity and damage to reputation.
The market for our vehicles is nascent and not established.
Our growth is highly dependent upon the consumers’ reception and adoption of our vision as to what the future of transportation and mobility should embody. Although there are many automakers introducing multiple options of mass-market electric vehicles, the market for electric vehicles with ultra-new technology is still nascent and untested. There is no assurance that the retail vehicle market we envision for our vehicles will be established.
We depend on our suppliers, the majority of which are single-source suppliers. The inability of these suppliers to deliver necessary components on schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these suppliers, could have a material adverse effect on our business prospects, financial condition and operating results.
The FF 91 model incorporates approximately 2,200 purchased components sourced from approximately 200 suppliers, many of whom are currently our single-source suppliers for the components they supply. The supply chain exposes us to multiple potential sources of delivery failure or component shortages. We have delayed payments to suppliers, which in some cases has resulted in, and may continue to result in, certain suppliers ceasing to do business with us. If our suppliers experience any delays or stoppages in providing or developing necessary components or experience quality issues, or if they otherwise decide to cease doing business with us, we could experience further delays, some of which may be significant, in delivering on our planned timelines.
We have not approved secondary sources for the key single-sourced components used in the FF 91 series. Generally, we do not maintain long-term agreements with these single-source suppliers.

Historically, certain suppliers ceased supplying their components and initiated legal claims against us when we failed to make payments. There are several outstanding disputes with suppliers in the U.S. and in China. Some suppliers have requested accelerated payments and other terms and conditions as a result of our past payment history and concerns about our financial condition, leading to less favorable payment terms than anticipated, and delaying or putting at risk certain deliveries. Disruption in the supply of components, whether or not from a single-source supplier, could impar production until a satisfactory alternative supplier is found, which can be time consuming and costly. We may be unable to successfully retain alternative suppliers or supplies in a timely manner or on acceptable terms, if at all. If we are unable to efficiently manage our suppliers, our business, prospects, financial condition and operating results may be materially and adversely affected. Additionally, changes in business and/or political conditions, force majeure events, changes in regulatory framework and other factors beyond our control could also affect supplier ability to deliver components in a timely manner. Any of the foregoing could materially and adversely affect our business, prospects, financial condition and operating results and could result in a material change in our operations and a material reduction in the market value for our securities.
We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenues and profits. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
We have to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is limited historical basis for making judgments on the demand for our vehicles, our ability to develop, manufacture, and deliver vehicles, or our results of operations in the future. If we overestimate our requirements, we or our suppliers may have excess inventory, which would indirectly increase our costs. If we underestimate our requirements, we or our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms, and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.
If any of our suppliers become economically distressed or go bankrupt, we may be required to provide substantial financial support or take other measures to ensure supplies of components or materials, which could increase our costs, affect our liquidity or cause production disruptions.
If any of our suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we may be required to provide substantial financial support to ensure supply continuity, or we would have to take other measures to ensure components and materials remain available. Any disruption could affect our ability to deliver vehicles and could increase our costs and negatively affect our liquidity and financial performance.
We face a number of challenges in the sale and marketing of our vehicles.
Any plans to enhance brand recognition, improve brand reputation and grow a customer base would require substantial investments in marketing and business development activities. However, we cannot guarantee that the marketing spending or the marketing strategies it adopts, which may be limited in size and scope, will have their anticipated effect or generate returns. We face a number of challenges in the sale and marketing of our vehicles, including but not limited to:
•demand in the automobile industry is highly volatile;
•consumers may choose to not purchase our vehicles due to concerns about our viability;
•The quality of our vehicles may vary from estimates;
•many consumers are not aware of our products or their benefits;
•we compete with other automotive manufacturers for consumer spending;
•many other automotive manufacturers have manufactured and sold electric vehicles at scale for several years, providing them with a substantial marketing advantage;
•our failure to keep up with rapid technological changes could make our vehicles less attractive than those of competitors or make potential customers unwilling to pay a premium for our vehicles; and
•we may not be able to attract a sufficient number of retail partners.
If we are unable to efficiently enhance our brand and market our vehicles, our business prospects, financial condition and operating results may be adversely and materially affected.

We have developed and continue to develop complex software and technology systems in coordination with vendors and suppliers for our electric vehicles.
Our vehicles use a substantial amount of third-party and in-house software code and complex hardware to operate. Defects and errors may be revealed over time, and our control over the performance of third-party services and systems may be limited. We rely on third-party suppliers to help develop and manage emerging technologies for use in our vehicles, including lithium-ion battery technology. As technology in electric vehicles is constantly evolving, we may also need to rely on suppliers to develop technologies that are not yet commercially viable. Our suppliers may be unable to meet the technological requirements, production timing, and volume requirements needed to support our business plan. Such emerging technologies and systems may not be successfully developed on commercially reasonable terms, or at all. Our potential inability to develop the necessary software and technology systems would harm our competitive position and business, prospects, financial condition and operating results.
Our use of artificial intelligence technologies may not be beneficial to our business, and may result in the performance of our products, services and business, as well as our reputation and the reputations of our customers, to suffer or cause us to incur liability resulting from harm to individuals or the violation of laws or regulations or contracts to which we are a party.
Our technology framework integrates artificial intelligence in our products. However, in recent years use of this technology has come under increased regulatory scrutiny. Already, certain existing legal regimes (e.g., relating to data privacy and consumer protection) regulate certain aspects of AI, and new laws regulating AI have entered into force in the United States and are expected to enter into force in 2025.
We also expect that increased investment will be required in the future to continuously improve our use of AI technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.
In particular, if the models underlying our AI technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from harm to individuals or the violation of laws or contracts to which we are a party or civil claims.
In the United States, the new presidential administration has rescinded an executive order relating to the safe and secure development of AI that was previously implemented by the prior presidential administration. The new presidential administration then issued an executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded prior administration’s executive order. Thus, the new presidential administration may continue to rescind other existing federal orders and/or administrative policies relating to AI, or may implement new executive orders and/or other rule making relating to AI in the future. Any such changes at the federal level, together with state-level laws regulating AI that entered into force or are expected to in 2025, could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.
New laws, guidance, and/or decisions in this area could provide a new regulatory framework that will evidence a necessity to adjust or that may limit our ability to use our existing machine learning and artificial intelligence models and require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services.
Manufacturing the FF 91 at our leased FF ieFactory in California does not guarantee we will not incur significant production delays.
We plan to continue to build-out our leased FF ieFactory in California to support the production of the FF 91 series. We may experience unexpected delays or other difficulties that could further increase costs and/or adversely affect our manufacturing and delivery timelines. Various risks and uncertainties inherent in all new manufacturing processes could result in delays in vehicle production, including for example those with respect to:
•the pace of bringing production equipment and processes online with the capability to manufacture high-quality units at scale;
•compliance with complex and evolving environmental, workplace safety and similar regulations;

•channels to secure necessary equipment, tools and components from suppliers on acceptable terms and in a timely manner;
•the ability to attract, recruit, hire and train skilled employees;
•quality controls;
•a health emergency, difficult economic conditions and international political tensions; and
•other delays and cost overruns.
We have minimal experience servicing and repairing our vehicles. The inability to adequately service vehicles may adversely affect our business.
We have minimal experience servicing and repairing our vehicles. Servicing EVs is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. Although we are planning to internalize most aspects of vehicle service over time, initially we may look to partner with third parties to enable nationwide coverage for roadside and off-road assistance and collision repair needs. We may be unable to enter into acceptable arrangements with any third-party providers. Although potential servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing our vehicles. Service arrangements may fail to adequately address the service requirements of our customers to their satisfaction, and servicing partners could lack sufficient resources, experience, or inventory to meet these service requirements in a timely manner.
In addition, a number of states currently impose limitations on the ability of manufacturers to directly service vehicles. This could hinder or impede our ability to provide services for our vehicles from a location in every state. As a result, if we are unable to roll out and establish a widespread service network that complies with applicable laws, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and business.
In the future, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. Customer behavior and usage may result in higher-than-expected maintenance and repair costs, which may negatively affect our business. We also could be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our results of operations. If we are unable to successfully address the service requirements of our customers or establish a market perception that we maintain high-quality support, we may be subject to claims from customers, including loss of revenue or damages, and our business could be materially and adversely affected.
Changes in U.S. and international trade policies, including the export and import controls and laws, particularly with regard to China, may adversely impact our business and operating results.
We operate with a United States and China dual-home market strategy, partnering with leading international suppliers from North America, Europe and Asia. This subjects us to risks associated with international trade conflicts including between the United States and China, particularly with respect to export and import controls and laws. President Donald J. Trump has advocated for greater restrictions on international trade in general, which could result in significantly increased tariffs on certain goods imported into the United States, particularly from China. For example, in recent years the United States government has renegotiated or terminated certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods which resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of United States trading partners have imposed retaliatory tariffs on a wide range of United States products, making it more costly for companies to export products to those countries. The new presidential administration recently imposed new tariffs on imports to the United States from China, Mexico and Canada, with the tariffs on Mexico and Canada taking effect on March 4, 2025. In addition, China has imposed retaliatory tariffs on the United States and, if tariffs on Mexico and Canada were to go into effect, these countries could also impose retaliatory tariffs on the United States.

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
Rising political tensions could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Additionally, the resulting environment of tariffs, retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or raw materials, could harm our ability to obtain necessary raw materials and product components or sell our products and services at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows. Relatedly, trade policies could lead to an increasing number of competitors entering the United States, thereby creating more competition.
Continued or increased price competition in the automotive industry generally, and in electric and other alternative fuel vehicles, may harm our business.
Increased competition could result in lower vehicle unit sales, increased inventory, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results. For example, the automotive industry has witnessed increasing price competition in recent years. With more competitors entering the field, many manufacturers are facing downward price pressure and have been adjusting their pricing strategies. We do not have the financial resources as most of the competitors to allow us to adjust pricing strategies, which may result in a loss of customers and future market share. On the other hand, if we follow the downward price adjustment trend, our ability to generate revenues and achieve profitability may be adversely affected. Any of the foregoing may harm our business, prospects, results of operations and financial condition.
We face competition from multiple sources, including new and established domestic and international competitors, and expect to face competition from others in the future, including competition from companies with new technology, which may adversely affect revenues, increase our costs to acquire new customers, and hinder our ability to acquire new customers.
The automotive market in the United States, China and the Middle East are highly competitive. A significant and growing number of established and new automobile manufacturers, as well as other companies, have entered or are reported to have plans to enter the alternative fuel vehicle market, including hybrid, plug-in hybrid and fully electric vehicles, as well as the market for autonomous driving technology and applications. In some cases, such competitors have announced an intention to produce electric vehicles exclusively at some point in the future. We currently directly compete with other pure-play electric vehicle companies targeting the high-end market segment and to a lesser extent with NEVs and internal combustion engine vehicles in the mid- to high-end market segment offered by traditional OEMs. The FX brand would compete with companies targeting the lower end of the market. In light of the increased demand and regulatory push for and technology changes in connection with alternative fuel vehicles, we expect competition in the industry to intensify with more new players in the future, including companies with new technology.
Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, distribution and other resources, and are able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. In order to acquire customers and better compete, we may have to incur significant expenses for marketing and business development activities and discounts. Any inability to successfully compete with new or existing competitors may prevent us from attracting new customers and result in loss of market share. We may be unable to compete successfully in global and local markets, which could materially and adversely affect our business, prospects, financial condition and results of operations.

Our go-to-market and sales strategy, including partner stores and showrooms as well as our online web platform, will require substantial investment and commitment of resources and is subject to numerous risks and uncertainties.
We intend to establish online and offline marketing, sales, and after-sales channels, which consist of partner stores and showrooms and an online web platform. We plan to distribute our vehicles. Users would be able to place orders and purchase our vehicles exclusively through an online platform while assigning the transaction to a specific store or showroom.
We expect partner stores and showrooms would be compensated from the sales and services that are conducted online and from the capital upside of our equity that the retail partners may receive as an incentive for making their initial investment in stores and showrooms. However, a partner business model may not be as attractive as that of traditional OEMs, which could prevent us from scaling up our network to an adequate size. In addition, we are not in a position to guarantee that it will be able to generate sufficient traffic to our online web platform or to attract a sufficient number of users to place orders. Moreover, we will be competing with automakers with well-established distribution channels, which place significant risk to the successful implementation of our business plan.
If we are unable to roll out and establish a broad network covering both online and offline channels that fully meet customers’ expectations, consumer experience could be adversely affected, which could in turn materially and adversely affect our business, financial condition, results of operations and prospects. Implementing our business model is subject to numerous significant challenges, including obtaining permits and approvals from government authorities, and we may be unsuccessful in addressing these challenges. In addition, dealer trade associations may mount challenges to our distribution strategy by challenging the legality of our operations in court and employing administrative and legislative processes to attempt to prohibit or limit our ability to operate. All these would have a material and adverse effect on our business, prospects, results of operations and financial condition.
Difficult economic conditions, financial or economic crises, or the perceived threat of such a crisis, including a significant decrease in consumer confidence, may affect consumer purchases of premium items, such as our FF 91 Futurist.
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
Difficult macroeconomic conditions, such as decreases in per capita income and disposable income, increased and prolonged unemployment, a decline in consumer confidence, and/or reduced spending by businesses could have a material adverse effect on future investor interest or customer demand for our vehicles. In response to the perceived uncertainty in economic conditions, consumers might delay, reduce or cancel purchases of such electric vehicles. Potential customers may seek to reduce spending by foregoing luxurious new energy vehicles. Decreased demand for our vehicles, particularly in the United States and China, could negatively affect our business, prospects, financial condition and results of operations.
We face risks related to natural disasters, climate change, health epidemics and pandemics, terrorist attacks, civil unrest and other circumstances outside our control, which could significantly disrupt our operations.
The occurrence of unforeseen or catastrophic events, including the emergence of an epidemic, pandemic or other widespread health emergency, civil unrest, war, terrorist attacks, climate events or natural disasters could create economic and financial disruptions. These types of events could lead to operational difficulties, impair our ability to manage our business and expose our business activities to significant losses. Our management and operational teams are based in the United States, China and the UAE. Our manufacturing facility is located in Hanford, California, and we may seek to establish manufacturing through a joint venture in China and/or other regions for certain future vehicle models. An unforeseen or catastrophic event in any of these regions could adversely impact our operations.

If we are unable to attract and/or retain key employees and hire qualified Board members, officers and other individuals, our ability to compete could be harmed.
Our success depends in part on our ability to retain key members of our senior management team and the Board, and to attract and retain other highly qualified individuals for the Board and senior management positions. We have experienced significant changes in the membership of the Board and senior management team, including the resignations of Ke Sun, Adam He and Li Han from their positions as members of the Board and various committees, as well as the resignation of FF China’s CEO, our Interim Chief Financial Officer, our Chief Accounting Officer, our Head of Human Resources, and our Interim Global General Counsel. This significant recent turnover has disrupted, and potential future turnover could further disrupt, our operations, strategic focus or ability to drive stockholder value.
If we fail to attract new skilled personnel for senior management positions and the Board, or if one or more of them are unable or unwilling to continue their services, we may be unable to replace them easily, in a timely manner, or at all. Movements in the market price of our Common Stock, including any decline, may significantly affect the value of employee stock options and restricted stock awards, which may at any time be insufficient to counteract more lucrative offers from other companies.
In addition, we may incur additional expenses to recruit, train and retain qualified personnel. Failure to do so may lead to difficulties in effectively executing our business strategies, and our business, prospects, financial condition and results of operations could be materially and adversely affected. Furthermore, if any of our executive officers or key employees join a competitor or form a competing company, we may lose know-how and be poorly positioned in the marketplace.
Unionization activities or labor disputes may disrupt our business and operations and affect our profitability.
Although none of our employees are currently represented by organized labor unions, it is not uncommon for employees at companies in the automobile industry to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our business, operations and profitability could be adversely affected if unionized activities such as work stoppages occur, or if we become involved in labor disputes or other actions filed by labor unions. Any unfavorable outcome in such disputes could create a negative perception of how we treat our employees.
If our employees engage in strikes or other work stoppages, or if third-party strikes or work stoppages cause supply chain interruptions, our business, prospects, operations, financial condition and liquidity could be materially adversely affected.
A strike or work stoppage by our employees could have a material adverse effect on our business, prospects, operations, financial condition and liquidity. Work stoppages at our suppliers could cause supply chain interruptions, which could materially and adversely impact our operations given our limited and, in most cases, single-source supply chain. If a work stoppage occurs, it could delay the manufacture and sale of our products, disrupt our business and operations, and have an adverse effect on our cash flow, any of which could materially and adversely affect our business, prospects, operating results, financial condition and liquidity.
The discovery of defects in vehicles may result in delays in production and delivery of new models, recall campaigns or increased warranty costs, which may adversely affect our brand and result in a decrease in the residual value of our vehicles.
Our vehicles may contain design and manufacturing defects. The design and manufacturing of our vehicles are complex and could contain latent defects and errors, which may cause our vehicles not to perform or operate as expected or even result in property damage, personal injuries or death. Furthermore, our vehicles use a substantial amount of third-party and in-house software codes and complex hardware to operate. Advanced technologies are inherently complex, and defects and errors may be revealed over time. While we have performed extensive internal testing on our vehicles and the related software and hardware systems, and will continue this testing and evaluation, we have a limited frame of reference by which to assess the long-term performance of our vehicles and systems. We may fail to detect or fix defects in a timely manner.
The discovery of defects in our vehicles may result in delays in production and delivery of new models, recall campaigns, product liability claims or increased warranty costs and other expenses, and may decrease the residual values of vehicles that are subject to leasing arrangements. We might from time to time, voluntarily or involuntarily, initiate vehicle recalls if any of our vehicles, including any systems or parts sourced from suppliers and contractors, prove to be defective or noncompliant with applicable laws and regulations. For example, on March 1, 2024, we issued a voluntary recall of certain 2023 FF 91 Futurist vehicles when it was discovered that these vehicles had a software issue that could prevent the airbag malfunction light from illuminating in case of an airbag control unit communications fault. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or by suppliers and contractors, could require that we incur significant costs relating to logistics and/or repair. All of the foregoing could materially harm our brand image, business, prospects, financial condition and results of operations.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
We may become subject to product liability claims, even those without merit, which could harm our business, prospects, operating results, and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims if our vehicles do not perform as expected or malfunction resulting in personal injury or death. The risks in this area are particularly pronounced given that we have limited field experience for our vehicles and currently do not have product liability insurance. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Any insurance coverage we are able to obtain in the future might not be sufficient to cover all potential product liability claims. We may be unable to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, which could have a material and adverse effect on our operating results and financial condition.
Third-party claims of infringing or misappropriating intellectual property rights could be costly, time consuming and prevent us from developing or commercializing future products.
We are subject to litigation risks from third parties alleging infringement of their intellectual property, which could be time-consuming and costly, regardless of whether the claims have merit. Individuals, organizations and companies, including competitors, may hold or obtain patents, trademarks and/or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell and/or market our vehicles or components, and may bring claims alleging our infringement of such rights. If we are determined to have, or believe there is a high likelihood that we have, infringed upon a third party’s intellectual property rights, not only may be required to pay substantial damages or settlement costs, but we may also be required to cease sales of our vehicles, incorporate certain components into our vehicles, or offer vehicles or other goods or services that incorporate or use the challenged intellectual property, seek a license from the holder of the infringed intellectual property rights (which license may not be available on reasonable terms or at all), redesign the vehicles or other goods or services, establish and maintain alternative branding for our products and services, and/or alter our business strategy, all of which could prevent us from developing or commercializing our vehicles and adversely and materially affect our business, prospects, financial condition and results of operations. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity, and diversion of resources and management attention.
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets or other intellectual property rights of former employers of our employees.
Many of our employees were previously employed by other automotive companies or by suppliers to automotive companies. We may be subject to claims that it or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could impair or prevent our ability to commercialize our products, which could severely harm our business, prospects, results of operations and financial condition. Even if we were successful in defending against these claims, litigation could result in substantial costs, negative publicity and demand on management resources, which could materially and adversely affect our business, prospects, brand, financial condition and results of operations.
We have elected to protect some of our technologies as trade secrets rather than as patents, which has certain risks and disadvantages.
We have elected to protect many of our technological developments as trade secrets rather than filing patent applications on them. If another person has filed or files in the future a patent application on the same subject invention, we may be precluded from subsequently filing for our own patent on such invention. In addition, if the other person’s patent application is granted, our continued use of our technological development could then constitute infringement of the other person’s patent. In that case, we could be forced to stop using the affected technology or to pay royalties to continue using it. These risks are heightened for us given the large number of patent filings in the industry.
Another risk of reliance upon trade secret protection is that there is no guarantee that the efforts we have made to keep our trade secrets secret will be successful. Trade secrets may be taken or used without our authorization or knowledge, including via information security breaches. It is difficult to detect that trade secrets are being misappropriated, and it is very difficult and expensive to prove disclosure or unauthorized use in court and to obtain an adequate remedy.

We depend on our proprietary intellectual properties.
We consider our copyrights, trademarks, trade names, internet domain names, patents and other intellectual property assets invaluable to our ability to develop and protect new technology, grow our business and enhance our brand recognition. We have invested significant resources to develop our intellectual property assets. Failure to successfully maintain or protect these assets could harm our business. The steps we have taken to protect our intellectual property rights may not be adequate or prevent theft and use of our trade secrets by others or prevent competitors from copying our newly developed technology. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to similar technology, our business, revenue, reputation and competitive position could be harmed. For example, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:
•any patent applications we submit may not result in the issuance of patents;
•the scope of our issued patents may not be broad enough to adequately protect our proprietary rights;
•our issued patents may be challenged and/or invalidated by our competitors or others;
•the costs associated with enforcing patents, confidentiality and invention agreements and/or other intellectual property rights may make aggressive enforcement impracticable;
•current and future competitors may circumvent our patents;
•our in-licensed patents may be invalidated, or the owners of these patents may breach their license arrangements; and
•even if we obtain a favorable outcome in litigation asserting our rights, we may not be able to obtain an adequate remedy, especially in the context of unauthorized persons copying or reverse engineering our products or technology.
We may need to resort to litigation to enforce our intellectual property rights if our intellectual property rights are infringed or misappropriated, which could be costly and time consuming. Additionally, protection of our intellectual property rights in different jurisdictions may vary in their effectiveness. We have little patent coverage anywhere in the world except the United States and China. Implementation and enforcement of Chinese intellectual property-related laws historically has been considered to be deficient and ineffective. Moreover, with our ownership of patents limited mostly to those issued in China and the United States, we may find it impossible to prevent competitors from copying our patented advancements in vehicles manufactured and sold elsewhere.
Despite our efforts to protect our proprietary rights, third parties may still attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that such third parties’ intellectual property does not infringe upon our intellectual property rights, or they may be able to independently develop technologies that are the same as or similar to our technologies.
We may not be able to obtain patent protection on certain of our technological developments and may face better-funded competitors with formidable patent portfolios.
We may not be able to obtain patent protection for certain of our technological developments because some of our existing applications were abandoned and applicable filing deadlines for seeking to protect such technologies may have passed in the United States and around the world. Also, we have elected to protect some of our technologies as trade secrets rather than as patents. This risks the wrongful disclosure and use of our trade secrets by departing employees and others. We have delayed filing for patent protection on certain of our technological developments in recent years due to financial constraints. Because patents are granted on a first-to-file basis, a delay in patent filings, such as this, can result in other companies filing for and obtaining the same inventions either independently derived or otherwise. In addition, inventions not subject to an earlier filing date as disclosed in an active application can result in our inventions or patents being “blocked” by prior art in the meantime. The consequences of the filing delays could place us at a disadvantage relative to competitors that have been continuously more active in filing patent applications and could leave us unable to protect our technologies that differentiate our vehicles from the vehicles of our competitors. We also face better-funded competitors with formidable patent portfolios and there can be no guarantee that one or more competitors has not and/or will not obtain patent protection on features necessary to implement in our vehicles.

We are subject to stringent and changing laws, regulations, standards and contractual obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business, prospects, financial condition and results of operations.
We plan to permit certain of our business partners to collect, process, store, and in some cases transfer across borders, personally identifiable information concerning the drivers and passengers of our vehicles. Such information may include, among other things, faces, names, geolocation information, payment data, and preferences. Although we have adopted security policies and measures, including technology, to protect customer information and other proprietary data, we may be required to expend significant resources to further comply with information security laws, data breach notification requirements, and privacy and data protection law if third parties improperly obtain or use personal information of our customers or we otherwise experience a data loss with respect to our customers’ personal information. Moreover, privacy and data protection laws are constantly evolving, and new requirements may limit or disrupt our data practices, restrict our ability to market our products, impact operations, and increase legal and reputational risks.
We plan to operate on a global basis, and thus will face a significant burden to comply with data privacy and information security laws and regulations in the United States at the federal and state level, China, the Middle East, Europe, and elsewhere. Although we would endeavor to comply with all such laws and regulations, as well as our own policies and obligations under contracts with third parties, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with such privacy, data protection or information security laws, regulations, policies, and obligations in one or more jurisdictions could expose us to litigation, awards, fines or judgments, civil and/or criminal penalties or negative publicity, and could adversely affect our business, financial condition, results of operations and prospects.
The global regulatory framework governing the collection, processing, storage, use and sharing of personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. In the United States, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”) which went into effect in January 2020 and became enforceable by the California Attorney General in July 2020, and which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights of access and deletion for personal information, as well as the right to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, a California ballot initiative, the California Privacy Rights Act (“CPRA”) was passed in November 2020 and its amendments to the CCPA went into effect January 1, 2023. The CPRA amendments impose additional obligations on in-scope companies and significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA amendments also created a new state agency vested with authority to implement and enforce the CCPA, and which is presently engaged in rulemaking processes that can introduce additional burdens or obligations on our compliance programs and data practices. Moreover, additional states such as Virginia, Colorado, Connecticut and Utah have passed similar legislation that went into effect in 2023, and further states may follow. Additionally, the Federal Trade Commission has issued an Advanced Notice of Proposed Rulemaking in August of 2022 indicating its interest in developing broad regulations around information security and commercial surveillance practices that may further impact our business. The effects of these new privacy laws and regulations are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
Internationally, many jurisdictions have established their own data security and privacy legal framework with which we or our clients may need to comply, including, but not limited to, the E.U. The E.U.’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. In China, the Personal Information Protection Law was passed on August 20, 2021, and took effect on November 1, 2021, imposing restrictions on entities that collect and process personal data and sensitive information about subjects in China. China also has a cybersecurity regulatory regime that may also add to our regulatory compliance risks.
Failure by us, whether actual or perceived, to comply with federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs, and could adversely affect our business, financial condition, results of operations and prospects.

We are subject to cybersecurity risks relating to our various systems and software, or that of any third party that we rely upon, and any failure, cyber event or breach of security could prevent us from effectively operating our business, harm our reputation and subject us to significant liability.
Our business requires us to use and store confidential information, including information relating to our suppliers and other third parties, and our customers’ personal information and preferences. We and the business partners storing our data are routinely subject to cybersecurity threats and attacks. Information security risks have increased in recent years in part because of the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists, state-sponsored actors, and other external parties. Moreover, cybersecurity laws are increasing in complexity and creating expanded areas for potential legal liability in the wake of data breaches or technological vulnerabilities. Our vehicles contain complex IT systems and software to support interactive and other functions. We maintain policies, procedures and technological safeguards and has implemented policy, procedural, technical, physical and administrative controls intended to prevent unauthorized access to our IT networks and vehicles’ systems. However, we regularly defend against and respond to information security incidents, vulnerabilities and other security events. Unauthorized persons may gain unauthorized access to modify, alter, insert malicious code and use such networks and systems or gain access to confidential information of our suppliers, other third parties or customers, or our software or other technologies may have vulnerabilities that lead to operational interruptions, data losses, or other harms. In the event we or our business partners’ data system protection, disaster recovery, business continuity or secure software and development lifecycle efforts are unsuccessful and such systems or the data systems of vehicles are compromised, we could suffer substantial harm.
We cannot entirely eliminate the risk of improper or unauthorized access to or disclosure of data or personal information, technological vulnerabilities or other security events that impact the integrity or availability of our data systems and operations, or the related costs we may incur to mitigate the consequences from such events. Additionally, we cannot guarantee that any insurance coverage would be sufficient to cover all losses. Moreover, we have limited control over and limited ability to monitor third-party business partners that collect, store, and process information, including personally identifiable information, on our behalf. They and their systems could be the subject of cyberattacks, just as we could, and they may or may not put into practice the policies and safeguards they should in order to comply with applicable laws, regulations, and their contractual obligations to us. A vulnerability in a third-party business partner’s software or systems, a failure of a third-party business partner’s safeguards, policies or procedures, or a breach of a third-party business provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or vehicles, or the data stored by our business partners.
Vulnerabilities related to our systems and software could be exploited before they can be identified, and remediation efforts may be unsuccessful. A major breach of our network security and systems could have negative consequences for our business, prospects, financial condition and results of operations, including possible fines, penalties and damages, reduced customer demand for our vehicles and harm to our reputation and brand. Any cyberattacks, unauthorized access, disruption, damage or control of our IT networks and systems or any loss or leakage of data or information stored in our systems could result in disruption of our operations and legal claims or proceedings. In addition, regardless of their veracity, reports of cyberattacks to our networks, systems or data, as well as other factors that may result in the perception that our networks, systems or data are vulnerable to “hacking,” could further negatively affect our brand and harm our business, prospects, financial condition and results of operations.
We may be unable to obtain regulatory approval for our vehicles.
Motor vehicles are subject to substantial regulation under international, federal, state and local laws. Vehicles produced or sold by us will be required to comply with the applicable safety, product and other standards and regulations in our target markets. For example, our vehicles in the U.S. are subject to numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable Federal Motor Vehicle Safety Standards (“FMVSS”). Our vehicles must also obtain emissions certification from either the Environmental Protection Agency (“EPA”) or California Air Resources Board (“CARB”). Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. In addition, any vehicles sold in China must pass various tests and undergo a certification process and be affixed with the China Compulsory Certification (“CCC”), before delivery from the factory and sale, and such certification is also subject to periodic renewal. We may fail to obtain or renew the required certification or regulatory approval for our vehicles, which may prevent us from delivering, selling and/or importing/exporting our vehicles, and therefore materially and adversely affect our business, results of operations, financial condition and prospects.

We and our suppliers may be subject to increased environmental and safety or other regulations and disclosure rules resulting in higher costs, cash expenditures, and/or sales restrictions.
We and our suppliers are subject to complex environmental, manufacturing, health and safety laws and regulations at numerous jurisdictional levels in the U.S., China and other locations where they have operations, including laws relating to the use, handling, storage, recycling, disposal and human exposure to hazardous materials and relating to the construction, expansion and maintenance of their facilities. Evolving disclosure rules on environmental matters may also entail additional compliance and reporting costs.
The costs of compliance, including remediating contamination if any is found on our or our suppliers’ properties, and any operational changes mandated by new or amended laws, may be significant. We and/or our suppliers may be required to incur additional costs to comply with any changes to such regulations, and any failures to comply could result in significant expenses, delays or fines. We and our suppliers are subject to laws, regulations and standards applicable to the supply, manufacture, import, sale and service of automobiles in different jurisdictions and relating to vehicle safety, fuel economy and emissions, among other things, in different jurisdictions which often may be materially different from each other. As a result, we and/or our suppliers may need to make additional investments in the applicable vehicles and systems to ensure regulatory compliance.
Additionally, there are a variety of international, federal and state regulations that may apply to autonomous vehicles, which include many existing vehicle standards that were not originally intended to apply to vehicles that may not have a driver. Certain states have legal restrictions on autonomous vehicles, and many other states are considering them. Such regulations continue to rapidly change, which increases the likelihood of a patchwork of complex or conflicting regulations. This could result in higher costs and cash expenditures or may delay products or restrict self-driving features and availability, any of which could adversely affect our business, prospects, financial condition and results of operation.
Our distribution model is different from the predominant current distribution model for automobile manufacturers and is subject to regulatory limitations on our ability to sell and service vehicles directly, which subjects us to substantial risk and makes evaluating our business, prospects, financial condition, results of operations, and cash flows difficult.
We are selling, financing, and leasing our vehicles directly to customers through online and offline sales channels rather than through franchised dealerships. This model of vehicle distribution is relatively new, different from the predominant current distribution model for automobile manufacturers and, with limited exceptions, unproven, which subjects us to substantial risk. We have limited experience in selling and leasing vehicles and therefore this model may require significant expenditures and provide for slower expansion than the traditional dealer franchise system. For example, we will not be able to utilize long-established sales channels developed through a franchise system to increase sales volume. Moreover, we will be competing with companies with well-established distribution channels. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. If our direct sales and leasing model does not develop as expected, develops more slowly than expected, or faces significant adversity from the established industry, we may be required to modify or abandon our sales and leasing model, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.
As a manufacturer engaged in sales directly to consumers, we may also face regulatory limitations on our ability to sell and service vehicles directly, which could materially and adversely affect our ability to sell our vehicles. Many states in the United States have laws that may be interpreted to impose limitations on this direct-to-consumer sales model for manufacturers. The application of these state laws to our operations may be difficult to predict. Laws in some states may limit our ability to obtain dealer licenses from state motor vehicle regulators or to own or operate our own service centers. As a result, we may not be able to sell, finance, or lease directly to customers in each state in the United States or provide service from a location in every state. In addition, decisions by regulators permitting us to sell vehicles may be challenged by dealer associations and others as to whether such decisions comply with applicable state motor vehicle industry laws. In some states, there have also been regulatory and legislative efforts by dealer associations to interpret laws or propose laws that, if enacted, would prevent us from obtaining dealer licenses in their states given our direct sales model. States may also restrict our ability to service vehicles once sold or leased and delivered to customers. Some states, for example, have laws that prohibit manufacturers from providing warranty service in state or restrict the ability for manufacturers to own or operate service operations. The foregoing examples of state laws governing the sale and servicing of motor vehicles are just some of the legal hurdles we face as we sell, lease, and service our vehicles. In many states, there is limited historical application of motor vehicle laws to our sales model, particularly with respect to the sale of new vehicles over the internet. Internationally, there may be laws in jurisdictions that may restrict our sales or other business practices.

We may be subject to anti-corruption, anti-bribery, anti-money laundering, economic sanctions and other similar laws and regulations, and non-compliance with such laws and regulations could subject us to civil, criminal and administrative penalties, remedial measures and legal expenses, all of which could adversely affect our business, prospects, results of operations, financial condition and reputation.
We are subject to laws with respect to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and other similar laws and regulations in various jurisdictions in which we conduct, or in the future may conduct, activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws and regulations. The FCPA prohibits us and our officers, directors, employees and business partners acting on our behalf, including agents, from offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. A violation of these laws or regulations could adversely affect our business, prospects, results of operations, financial condition and reputation.
Our policies and procedures designed to ensure compliance with these regulations may not be sufficient, and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible. Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, prospects, results of operations, financial condition and reputation.
Increases in costs, disruption of supply or shortage of materials used to manufacture our vehicles, in particular for lithium-ion cells or electronic components, could harm our business.
We incur significant costs related to procuring components and raw materials required to manufacture our vehicles. We may experience cost increases, supply disruption and/or shortages relating to components and raw materials, which could materially and adversely impact our business, prospects, financial condition and operating results. We use various components and raw materials in our business, such as steel, aluminum, and lithium battery cells. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased production of electric vehicles by competitors, as well as unforeseeable events.
For example, we are exposed to multiple risks relating to lithium battery cells or electronic components, including but not limited to: (i) an increase in the cost, or decrease in the available supply, of materials used in the battery cells, such as lithium, nickel, cobalt and manganese; (ii) disruption in the supply of battery cells or electronic components due to quality issues or recalls by battery cell or electronic component manufacturers; and (iii) the inability or unwillingness of our current battery cell or electronic component manufacturers to build or operate battery cell or electronic components manufacturing plants to supply the numbers of lithium cells or electronic components required to support the growth of the electric vehicle industry as demand for such battery cells or electronic components increases.
Our business depends on the continued supply of battery cells for the battery packs used in our vehicles and other electronic components. While we believe several sources for battery cells are available, it has to date fully qualified only one supplier and has very limited flexibility in changing battery cell suppliers. Any disruption in the supply of battery cells or electronic components from such supplier could disrupt production of our vehicles until such time as a different supplier is fully qualified. We may be unable to successfully retain alternative suppliers on a timely basis, on acceptable terms or at all.
Furthermore, tariffs or shortages in petroleum and other economic conditions may result in significant increases in freight charges and material costs. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs, negatively impacting our business, prospects, financial condition and results of operations. Substantial increases in the raw materials or component prices costs could reduce margins if we cannot recoup the increased costs through increased vehicle prices. Any attempts to increase product prices in response to increased material costs could result in a decrease in sales and therefore materially and adversely affect our brand, business, prospects, financial condition and operating results.

We may be subject to risks associated with autonomous driving technology.
The FF 91 series is designed with autonomous driving functionalities and we plan to continue R&D efforts in autonomous driving technology. However, such functionality is relatively new and poses risks, such as from defective software performance or unauthorized access or security attacks by other people. The safety of such technologies also depends in part on user interaction, and users may not be accustomed to using such technologies. Such failures could lead to accidents, injury and death. For example, there have already been fatal accidents caused by autonomous driving vehicles developed by other leading market players. Any accidents involving self-driving vehicles, even if involving those of competitors, may result in lawsuits, liability and negative publicity and increase calls for more restrictive laws and regulations governing self-driving vehicles or to keep in place laws and regulations in locations that do not permit drivers to employ the self-driving functionality. Any of the foregoing could materially and adversely affect our business, results of operations, financial condition, reputation and prospects.
Autonomous driving technology is also subject to considerable regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself, all of which are beyond our control. Also see “– We and our suppliers may be subject to increased environmental and safety or other regulations and disclosure rules resulting in higher costs, cash expenditures, and/or sales restrictions.”
Developments in new energy technology or improvements in the fuel economy of internal combustion engines or significant reduction in gas prices may materially and adversely affect our business, prospects, financial condition and results of operations.
Significant developments in alternative technologies, such as advanced diesel, ethanol, or compressed natural gas or improvements in the fuel economy of the internal combustion engine or significant reduction in gas prices may materially and adversely affect our business, prospects, financial condition and results of operation. Other fuels or sources of energy, such as hydrogen fuel cells, may emerge as customers’ preferred alternative to battery electric vehicles. We are currently a pure battery electric vehicle company. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies or consumer preferences, could result in the loss of competitiveness, decreased revenue and a loss of market share.
As technologies change, we plan to continue to upgrade or adapt our products and services with the latest technology. However, our vehicles may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our vehicles. The introduction and integration of new technologies into our vehicles may increase our costs and capital expenditures required for the production and manufacture of our vehicles. In addition, upgrades and adaptations to our vehicles will also require, from time to time, planned and temporary manufacturing shutdowns. If we are unable to cost efficiently implement new technologies or adjust our manufacturing operations, if we experience delays in achieving the foregoing, or if planned manufacturing shutdowns last longer than projected, our business, prospects, financial condition, results of operations, or cash flows would be materially and adversely affected.
Our vehicles use lithium-ion battery cells, which have been observed to catch fire or vent smoke and flames.
Our vehicles use lithium-ion battery cells, which have been reported that on rare occasions, can rapidly release the energy they store by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While our battery pack has been designed with the management system and thermal event alarming system which should actively and continuously monitor each cell voltage and also the battery pack temperature and pressure condition to prevent such incidents, a field or testing failure of our vehicles or battery packs could occur, which could subject us to product liability claims, product recalls, or redesign efforts, and lead to negative publicity. Moreover, any failure of a competitor’s electric vehicle or energy storage product may cause indirect adverse publicity.
In addition, we will need to store a significant number of lithium-ion cells at our facilities. Any mishandling of battery packs may cause disruption to our business operations and cause damage and injuries.

Our EVs’ battery’s range and life will deteriorate with usage and time, which, if material, could negatively influence potential customers’ decisions to purchase our EVs.
All lithium-ion batteries are consumable components that become less effective as they chemically age. As lithium-ion batteries chemically age, the amount of charge they can hold diminishes, which may result in a perceptible decrease in range for an EV. This can be referred to as the battery’s maximum capacity, i.e., the measure of battery capacity relative to when it was new. In addition, a battery’s ability to deliver maximum instantaneous performance, or “peak power,” may decrease and impact acceleration performance in an electric vehicle. A normal battery is designed to retain up to 80% of its original capacity after 30,000 miles when operating under normal conditions. Although common to all EVs, lithium-ion battery aging may negatively influence potential customers’ EV purchase decisions.
Our expansion into new business lines and services may result in unseen risks, challenges and uncertainties.
On March 17, 2025, we announced the launch of Future AIHER AI Hybrid Extended-Range Electric Powertrain Systems Inc., our new ‘Future AIHER’ subsidiary dedicated to the commercialization and development of both AI extended range and AI hybrid extended-range electric powertrain systems and solutions. We are subject to a multitude of risks inherent in a recently established business venture in a rapidly developing and changing industry, including potential unseen risks, challenges and uncertainties. We have no operating history in the extended-range EV business and may not be able to achieve our business objectives. We cannot assure you that our past experience in the EV business will be sufficient to allow us to successfully achieve our business objectives, and our past performance should not be used as an indicator of our likely performance. Our lack of operating history in the extended-range EV business also makes it difficult to evaluate the prospects of this business. We have not yet been able to confirm that our business model can or will be successful, and we may not ever recognize revenue or operating income from this business. Our expectations regarding the extended-range EV business may not prove to be accurate. Our operating results will likely fluctuate moving forward as we develop this business. In addition, we expect additional growth in this business, which could place significant demands on our management team and other resources and require us to continue developing and improving our operational, financial and other internal controls. We may not be able to address these challenges in a cost-effective manner or at all. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures or take advantage of market opportunities, and our business, financial condition and results of operations could be materially harmed.
We do not currently generate cash from operations from this new business line, and we expect that we will need to seek additional equity and/or debt financing in both the near- and long-term to finance a portion of our costs and capital expenditures related to the extended-range EV business. So, we will need additional funding from other sources to develop this business. There can be no assurance that we will be able to obtain financing on favorable terms or at all, or that we will have sufficient capital to fully implement our business plan. In addition, most of our current and potential competitors in this business have significantly greater financial, technical, manufacturing, marketing, distribution and other resources, and are able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. If we are unable to receive funds under our existing financing arrangements, raise sufficient funds or obtain funding on terms satisfactory to us, we may have to significantly reduce our spending, delay, or cancel our planned activities for the extended-range EV business, which would materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.
A reduction or change in the demand for extended-range electric powertrain systems and solutions would have an adverse effect on our ability to develop our extended-range EV business. We are susceptible to general economic slowdowns as well as adverse developments in the extended-range EV, EV, and broader technology and automobile industries. Reduced demand could also result from changes in industry practice or in technology, including development of new technology that could render our extended-range EV business unnecessary. Our results of operations and financial condition could be materially adversely affected as a result of any or all of these factors.
You should consider our extended-range EV and prospects in light of these risks and the risks and difficulties that we will encounter as we continue to develop our business model. We may not be able to address these risks and difficulties successfully, which would materially harm our business and operating results.

Our future growth is dependent on the demand for, and upon customers’ willingness to adopt, EVs.
Our future growth is dependent on the demand for, and upon customers’ willingness to adopt EVs, and even if EVs become more mainstream, customers choosing us over other EV manufacturers is not assured. Demand for EVs may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles, such as sales and financing incentives, prices of raw materials and components, cost of energy, and governmental regulations, including incentives and tariffs, import regulation, and other taxes.
The market for new alternative energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. Other factors that may influence the adoption of alternative fuel vehicles, and specifically EVs, include:
•perceptions about EV quality, safety, design, performance, and cost, especially if negative events or accidents occur that are linked to the quality or safety of EVs, whether or not such vehicles are produced by us or other manufacturers, resulting in adverse publicity and harm to consumer perceptions of EVs generally;
•perceptions about vehicle safety in general, in particular safety issues that may be attributed to the use of advanced technology, including EV systems;
•range anxiety, including the decline of an EV’s range resulting from deterioration over time in the battery’s usable capacity;
•the availability of new alternative energy vehicles;
•competition, including from other types of alternative fuel vehicles, plug-in hybrid EVs, and high fuel-economy internal combustion engine vehicles;
•the quality, reliability, and availability of service and charging stations for EVs;
•the costs and challenges of installing home charging equipment, including for multi-family, rental, and densely populated urban housing;
•the environmental consciousness of consumers, and their adoption of EVs;
•the higher initial upfront purchase price of EVs, despite potentially lower cost of ongoing operating and maintenance costs as well as the cost and time required to service and repair EVs, as compared to internal combustion engine vehicles;
•the higher cost of insurance for EVs, as compared to internal combustion engine vehicles;
•the perception that EVs have lower residual values, as compared to internal combustion engine vehicles;
•the availability of tax and other governmental incentives to purchase and operate EVs and future regulations requiring increased use of nonpolluting vehicles;
•perceptions about and the actual cost of alternative energy, including the capacity and reliability of the electric grid;
•volatility in the price of gasoline or other petroleum-based fuel, any extended periods of low gasoline or other petroleum-based fuel prices or an improved outlook for the long-term supply of oil to the United States;
•regulatory, legislative and political changes; and
•macroeconomic factors.
We will also depend upon the adoption of EVs by operators of commercial vehicle fleets for future growth, and on our ability to produce, sell and service vehicles that meet their needs. The entry of commercial EVs is a relatively new development, particularly in the United States, and is characterized by rapidly changing technologies and evolving government regulation, industry standards, and customer views of the merits of using EVs in their businesses. This process has been slow to date.
Additionally, recent executive orders by the new United States presidential administration indicate an intention to reverse much of the previous administration’s policy directives as it relates to clean energy and EVs. This policy shift may reduce governmental incentives and subsidies for EVs, potentially chilling customer demand and impacting our future growth prospects. These recent executive orders may also face legal challenges that could delay or alter their implementation. The possibility of enacting these new policies, including the legal durability of said actions, introduces uncertainty into the regulatory environment, potentially affecting our business, prospects, financial condition, results of operations, and cash flows.

We may not be able to provide customers with access to efficient, economical and comprehensive charging solutions.
We have not built any commercial charging infrastructure. Our customers must rely on private and publicly accessible charging infrastructure, which is generally considered to be insufficient. This places us at a competitive disadvantage in terms of proprietary charging infrastructure or holistic charging solutions. Some competitors provide charging services via self-owned charging infrastructure, battery swapping and charging vehicles, which we may be unable to deliver.
The charging services we provide could fail to meet customer expectations and demands, who may lose confidence in us and our vehicles. This may also deter potential customers from purchasing our vehicles. In addition, even if we had the ability and plan to build our own charging infrastructure, it may not be cost-effective and we may face difficulties in finding proper locations and obtaining relevant government permits and approvals. To the extent we are unable to meet our customers’ expectations or demands, or faces difficulties in developing efficient, economical and comprehensive charging solutions, our reputation, business, financial condition and results of operations may be materially and adversely affected.
If owners of our EVs modify our EVs regardless of whether third-party aftermarket products are used, the EV may not operate properly, which may create negative publicity and could materially and negatively affect our business.
Vehicle enthusiasts may seek to alter our EVs to modify their performance which could compromise vehicle safety and security systems. Also, customers may customize their EVs with aftermarket parts that can compromise rider safety. We may not test, nor do we endorse, such changes or products. In addition, customers may attempt to modify our EVs’ charging systems or use improper external cabling or unsafe charging outlets that can compromise the vehicle systems or expose our customers to injury from high-voltage electricity. Such unauthorized modifications could reduce the safety and security of our EVs and any injuries resulting from such modifications could result in adverse publicity, which would negatively affect our brand and thus materially and negatively affect our business, prospects, financial condition and operating results.
We face risks associated with international operations, including possible unfavorable regulatory, political, currency, tax and labor conditions, which could harm our business, prospects, financial condition and results of operations.
We have a global footprint with domestic and international operations and subsidiaries. Accordingly, we are subject to a variety of legal, political and regulatory requirements and social, environmental and economic conditions over which we have little control. For example, we may be impacted by trade policies, environmental conditions, political uncertainty and economic cycles involving the U.S. and China, which are inherently unpredictable. We are subject to a number of risks particularly associated with international business activities that may increase our costs, impact our ability to sell vehicles, and require significant management attention. These risks include conforming our vehicles to various international regulatory and safety requirements as well as charging and other electric infrastructures, organizing local operating entities, difficulty in establishing, staffing and managing foreign operations, challenges in attracting customers, hedging against foreign exchange risk, compliance with foreign labor laws and restrictions, and foreign government taxes, regulations and permit requirements, our ability to enforce our contractual rights, trade restrictions, customs regulations, tariffs and price or exchange controls, and preferences of foreign nations for domestically manufactured products. If we do not sufficiently address any of these challenges, our business, prospects, financial condition and results of operations may be materially and adversely affected.
We may not obtain and maintain sufficient insurance coverage, which could expose us to significant costs and business disruption.
We may only obtain and maintain limited liability insurance coverage for our products and business operations. A successful liability claim against us due to injuries suffered by the users of our vehicles or services could materially and adversely affect our business, prospects, financial condition, results of operations and reputation. In addition, we do not have any business disruption insurance. Any business disruption event could result in substantial cost and diversion of resources.

Demand for our products and services may be impacted by the status of government and economic incentives supporting the development and adoption of such products.
Government and economic incentives that support the development and adoption of EVs in the United States, including certain tax exemptions, tax credits and rebates, may be reduced, eliminated, amended or exhausted from time to time. Incentives provided by federal or state authorities may have predetermined expiration dates, may conclude once allocated funds are depleted, or could be reduced or discontinued due to changes in regulatory or legislative priorities. In addition, certain government and economic incentives may also be implemented or amended to provide benefits to manufacturers who have local suppliers or have other characteristics that may not apply to us. Such developments could negatively impact demand for our EVs, and we and our customers may have to adjust to them, including through pricing modifications. Consequently, the effects of governmental EV programs, including regulatory impacts and limitations that might affect our ability and that of our competitors to benefit from these programs, remain uncertain at this time Future federal and state administrations could introduce additional uncertainty for the EV industry. For instance, the new United States presidential administration has issued executive orders and could implement additional policies or modify regulations that could negatively impact the expansion of the EV market, such as by rescinding or modifying certain tax credits, and could take further actions to diminish incentives for the production and purchase of EVs. Consequently, the availability of these tax credits or other government incentives and our ability and that of our customers and competitors to benefit from these credits and incentives, remain uncertain at this time.
We may engage in direct-to-consumer leasing or financing arrangements which would expose us to credit, compliance and residual value risks, the failure of which to manage may materially harm our business, prospects, financial condition and results of operations.
We expect the availability of financing or leasing programs to be important for potential customers. We may be unable to obtain adequate funding for future financing or leasing programs or offer terms acceptable to potential customers. If we are unable to provide compelling financing or leasing arrangements for our vehicles, we may be unable to grow the vehicle orders and deliveries, which could materially and adversely harm our business, prospects, financial condition and results of operations.
Additionally, if we do not successfully monitor and comply with applicable national, state, and/or local consumer protection laws and regulations governing these transactions, we may become subject to enforcement actions or penalties, either of which may harm our business and reputation.
Moreover, offering leasing or financing arrangements expose us to risks commonly associated with the extension of credit. Credit risk is the potential loss that may arise from any failure in the ability or willingness of the customer to fulfill our contractual obligations when they fall due. In the event of a widespread economic downturn or other catastrophic event, our customers may be unable or unwilling to satisfy their payment obligations on a timely basis or at all. Moreover, competitive pressure and challenging markets may increase credit risk through loans and leases to financially weak customers and extended payment terms. If a significant number of our customers default, we may incur credit losses and/or have to recognize impairment charges with respect to the underlying assets, which may be substantial. Any such credit losses and/or impairment charges could adversely affect our business, prospects, results of operations and financial condition.
Further, in lease arrangements, the profitability of any vehicles returned to us at the end of their leases depends on our ability to accurately project such vehicles’ residual values at the outset of the leases, and such values may fluctuate prior to the end of their terms depending on various factors such as supply and demand for our used vehicles, economic cycles, and the pricing of new vehicles. We may incur substantial losses if our vehicles’ fair market value deteriorates faster than projected.
Yueting Jia, our founder and Chief Product and User Ecosystem Officer, is closely associated with our image and brand, and his public image may color public and market perceptions of our company. Negative information about Mr. Jia may adversely impact us. Disassociating from Mr. Jia could also adversely impact us.
Because of his position as our founder and his continuing role as our Chief Product and User Ecosystem Officer, as Founder Advisor to the Board (effective as of October 4, 2022), and, as of February 26, 2023, a Section 16 officer and an “executive officer” under Rule 3b-7 of the Exchange Act, Mr. Jia is closely associated with our image and brand. As a result, his activities, media coverage about his activities and those of his affiliates and public and market perception of him and his role within our company all contribute to public and market perception of our company, which in turn impacts, among other things, our ability to conduct business, our relationships with our management and employees, our ability to raise financing and our relationships with government and regulatory officials.
In the past, Mr. Jia’s activities have resulted in him being subject to discipline by our company. He has also been the subject of regulatory and legal scrutiny for his conduct at with us and in connection with his other business ventures. The following events and activities, among others, and any future similar events and activities could generate negative perceptions about Mr. Jia and, by extension, us:

•Mr. Jia was disciplined as part of the Special Committee investigation. See “Note 11, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements for more information regarding the findings and remedial actions relating to the Special Committee investigation.
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
Although we are subject to risks from its ongoing association with Mr. Jia, if Mr. Jia ceased to be associated with us, this also could adversely impact our business, operations, brand, management and employee relations, and customer relationships, as well as our ability to develop business in China. Customers, employees and investors could conclude that because of Mr. Jia’s long relationship with and involvement in our business, and the substantial contributions he has made to our strategy, products and competitive positioning, a loss of Mr. Jia’s involvement could significantly harm our business and prospects.
Yueting Jia is subject to restrictions in China that may adversely impact our China strategy.
Mr. Jia remains subject to restrictions that prevent him from working for us in China. Continuance of these restrictions could adversely impact us because of our reliance on him to develop our business in China.
Yueting Jia and FF Global, over which Mr. Jia exercises significant influence, have control over our management, business and operations, and may use this control in ways that are not aligned with our business or financial objectives or strategies or that are otherwise inconsistent with our interests.
On February 26, 2023, after an assessment by the Board of our management structure, the Board approved Mr. Jia (alongside the Company’s then Global CEO, Mr. Xuefeng Chen) reporting directly to the Board, as well as our product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved our user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and the Global CEO, subject to processes and controls to be determined by the Board after consultation with our management. Our remaining departments continue to report to the Global CEO. Based on the changes to his responsibilities, the Board determined that Mr. Jia is a Section 16 officer and an “executive officer” under Rule 3b-7 under the Exchange Act. Mr. Jia’s responsibilities have been expanded and his ability to further influence us, our management, business and operations have increased.
FF Global is controlled by a board of five voting managers that includes Mr. Jia and certain business associates and a family member, which at times have included certain of our directors and senior executives. Despite the participation of some members of our executive management in the management of FF Global, FF Global is not under the control of our Board.
FF Global, in turn, has control over our management, business and operations by several means, including:
•FF Global has substantial influence over the composition of our Board (in addition to FF Global’s director nomination rights under the Shareholder Agreement described below). Additionally, pursuant to the Amended Shareholder Agreement, FF Top informed us that it may request us to submit a stockholder proposal to amend the Amended and Restated Charter to provide that (i) the voting power of the Class B Common Stock, of which FF Global owns all outstanding shares, will be 10 votes per share and (ii) the voting power of the Class B Common Stock will increase from 10 votes per share to 20 votes per share following our achieving an equity market capitalization of $3.0 billion.

•Control of the Partnership Program described in this 10-K under “Business – Partnership Program.” Acting through FF Global, in July 2019 certain current and former directors and executives of the Company established an arrangement which they refer to as the “Partnership Program.” The Partnership Program provides financial benefits to certain Company directors, management and employees. The Partnership Program is administered by FF Global and is not under our supervision, and as a consequence we cannot be sure that we have all information about the Partnership Program that would be necessary to evaluate or mitigate its impact on our ability to set and ensure the execution of our business objectives and strategies.
•The exercise of rights to appoint and remove directors. Beginning in June 2022, we were a party to a dispute with FF Global over various terms of the Shareholder Agreement (as then in effect), including relating to FF Global’s right to remove its designees from the Board. On September 23, 2022, we entered into the Heads of Agreement, which provided for a governance settlement with FF Top that gave FF Global significant influence over the nomination and election of directors to the Board. On January 13, 2023, we entered into the Amended Shareholder Agreement, which in part amended the Heads of Agreement.
Under the Heads of Agreement, as amended by the Amended Shareholder Agreement, FF Global (through its subsidiary FF Top) had the right to select four directors (at least two of whom must be independent directors) out of a total of seven directors to be included on the Board’s slate for the Company’s 2023 annual meeting of stockholders. The four directors selected by FF Global were Mr. Chad Chen, Ms. Li Han, Mr. Chui Tin Mok and Mr. Jie Sheng.
Pursuant to the Amended Shareholder Agreement, FF Top currently has the right to nominate for election to the Board four designees until the first date on which FF Top has ceased to beneficially own at least 88,890 shares of Common Stock for at least 365 consecutive days, with such amount subject to adjustment in connection with any stock split, reverse stock split or other similar corporate action after the date of the Amended Shareholder Agreement. Following the termination of FF Top’s right to nominate four designees, FF Top will continue to have the right to nominate a number of designees not less than the number equal to the total number of directors on the Board, multiplied by the aggregate voting power of the shares of Common Stock and other of our securities generally entitled to vote in the election of directors of our company beneficially owned by FF Top and its affiliates, divided by the total voting power of the then-outstanding shares of Common Stock issued as of the record date for any meeting of our stockholders at which directors are to be elected, rounding up to the next whole director. The Amended Shareholder Agreement also requires us to take all Necessary Action (as defined in the Amended Shareholder Agreement) to cause to be appointed to any committee of the Board a number of FF Top designees that corresponds to the proportion that the number of directors FF Top has the right to designate to the Board bears to the total number of directors on the Board, to the extent such designees of FF Top are permitted to serve on such committees under the applicable rules and regulations of the SEC and applicable listing rules. The designees of FF Top are required to include two independent directors for so long as FF Top is entitled to nominate four designees, and we are at all times required to cause the Board to include a sufficient number of independent directors who are not designees of FF Top to comply with applicable listing standards, unless and until we become a “controlled company” under relevant listing exchange rules. FF Top has the /right to fill any vacancies created on the Board at any time by the death, disability, retirement, removal, failure of being elected or resignation of any designee of FF Top. Further, FF Top has the right at any time, and from time to time, to remove any designee of FF Top, and FF Top has the exclusive right to nominate a replacement nominee to fill any vacancy so created by such removal or resignation of such designee of FF Top. We will use our reasonable best efforts to take or cause to be taken, to the fullest extent permitted by law, all necessary action to fill such vacancies or effect such removals in accordance with the Amended Shareholder Agreement. The appointment or nomination for election of designees of FF Top (other than FF Top’s designees for the Company’s 2023 annual meeting of stockholders, the appointment of whom was governed by the Heads of Agreement, as amended by the Amended Shareholder Agreement) will be subject to the reasonable verification and/or approval by the Nominating and Corporate Governance Committee of the Board based on the criteria set forth in the Amended Shareholder Agreement. If any designee of FF Top fails to be elected at any meeting of our stockholders, then, upon FF Top’s request in writing, we will promptly expand the size of the Board by a number of seats equal to the number of non-elected designees of FF Top, and FF Top will have the exclusive right to fill the vacancy or vacancies on the Board created by such expansion (provided the individual or individuals who will fill such vacancy or vacancies will not be the same designees of FF Top who failed to get elected, without prejudice to FF Top’s right to re-designate the non-elected designees as designees of FF Top in any other circumstance), and such new designees of FF Top will be appointed to the Board by the Board promptly following their having been approved or deemed approved in accordance with the relevant criteria and procedures set forth in the Amended Shareholder Agreement. Immediately prior to (and effective as of) the first meeting of stockholders following such expansion of the Board, the Board will cause the size of the Board to be decreased back to seven.
As a result of the foregoing, FF Global has significant influence over the composition of the Board and, as a result, Mr. Jia and FF Global have strengthened their already significant influence over us.

Given that Mr. Jia was disciplined by us in connection with the Special Committee investigation, and in light of the regulatory sanctions he has faced in China (as described above under “– Yueting Jia, our founder and Chief Product and User Ecosystem Officer, is closely associated with our image and brand, and his public image may color public and market perceptions of us. Negative information about Mr. Jia may adversely impact us. Disassociating from Mr. Jia could also adversely impact FF”), the fact that the Board has determined that Mr. Jia is a Section 16 officer and as an “executive officer” under Rule 3b-7 of the Exchange Act, which both could imply that Mr. Jia has policy-making authority in our company, could adversely affect the outcome of the pending SEC and DOJ investigations of us in connection with the matters that were the subject of the Special Committee investigation. Moreover, as a result of Mr. Jia’s regulatory sanctions in China, the Board’s determination that Mr. Jia is both a Section 16 officer and an executive officer of our company could result in the delisting of our securities by Nasdaq, which would adversely impact our ongoing financing efforts, business and financial position and materially impair the market for and market prices of our Common Stock and warrants. If our securities are delisted by Nasdaq, we are unlikely to be able to raise sufficient additional funds in the near term, and as a result may be required to further delay our production and delivery plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.
Mr. Jia maintains that the litigation previously initiated by FF Global for purposes of changing our Board and management, which has since been dismissed without prejudice pursuant to the Heads of Agreement, was a collective decision made by FF Global and was not Mr. Jia’s decision. See Note 11, Commitments and Contingencies – Legal Proceedings, in the Notes to the Consolidated Financial Statements. Our interests may not coincide with the interests of Mr. Jia or FF Global in all circumstances. For example, our Board may prioritize business or financial objectives or strategies that Mr. Jia or FF Global disagree with or that Mr. Jia or FF Global consider not to be in their interest. In such a case, Mr. Jia or FF Global could use their significant influence over potential investors, our management, business and operations to advance the interests of Mr. Jia or FF Global notwithstanding any adverse impact on our interests.
Disputes with stockholders are costly and distracting.
We have in the past been, and may in the future be, party to various disputes with our stockholders. For example, beginning in June 2022 we and FF Global were party to a dispute over various terms of the Shareholder Agreement (as then in effect), including relating to FF Global’s right to remove its designees from the Board. As part of this dispute, on June 22, 2022, Matthias Aydt, our current Global CEO and director and then a member of the board of managers of FF Global, after a discussion with a member of FF Global, relayed to Mr. Brian Krolicki, a former member of the Board, that FF Global would pay Mr. Krolicki up to $700,000, offset by the amount of any severance payments made by us, if Mr. Krolicki resigned from the Board. This offer was rejected by Mr. Krolicki.
While we entered into governance settlements with FF Top on September 23, 2022 and on January 13, 2023, which included general mutual releases of claims, there can be no assurance that disputes with FF Global or our other stockholders will not arise in the future. For instance, shortly following the execution of the Heads of Agreement, FF Global began making additional demands that were beyond the scope of the terms contemplated by the Heads of Agreement and pertained to, among other things, our management reporting lines and certain governance matters. On September 30, 2022, FF Global alleged that we were in material breach of the spirit of the Heads of Agreement. We believe we have complied with the applicable terms of the Heads of Agreement, and disputes any characterization to the contrary. Such dispute could result in litigation, may consume substantial amounts of Board and management time, make it difficult for the Board to operate in a constructive and collegial manner and are likely to be costly to us. In addition, the diversion of management and Board attention caused by such disputes may risk the successful completion of our ongoing financing efforts. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our production and delivery plans for the FF 91 Futurist, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.
We are subject to legal proceedings, claims, and disputes arising both in and outside the ordinary course of business.
We have been, continue to be, and may in the future be involved in legal proceedings and claims arising both in and outside the ordinary course of our business. We could also be subject to claims and litigation by investors based on the decline of the price of our Common Stock. For example, we have been involved in litigation with contractors and suppliers over past due payments and our subsidiaries in the People’s Republic of China (the “PRC Subsidiaries”) are involved in multiple proceedings or disputes involving lease contracts, third-party suppliers or vendors, or labor disputes. Additionally, we have in the past been, and may in the future be, party to various disputes with our stockholders, such as the dispute with FF Global, derivative actions and class actions. See Note 11, Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements contained in this Form 10-K for more information regarding the current legal proceedings we are involved in.

Such litigation and other legal proceedings or disputes are inherently uncertain, divert managements time and attention, and are costly. Any adverse judgments or settlements in some of these legal disputes, or future proceedings or disputes, may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations. Additionally, if one or more of those legal matters were resolved against us in a reporting period for amounts above management’s expectations, our business prospects, financial condition and operating results could be materially and adversely affected. Further, any claims or litigation, regardless of outcome or if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance.
Furthermore, while we maintain insurance for certain potential liabilities, our insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as retentions and caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.
Our latest business strategy, which we refer to as the Bridge Strategy and/or Dual Brand Strategy, is subject to numerous risks and uncertainties.
We have developed a new business strategy that we refer to as the Bridge Strategy and/or Dual Brand Strategy as described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview contained in Part I of this form 10-K. This strategy, which focuses on a to-be developed FX brand, may fail for any number of reasons, including that:
•there may be insufficient demand in the United States for a China-based electric vehicle;
•the price range that we are initially targeting is a highly competitive segment of the electric vehicle market, and additional competitors are expected in the future;
•competitors in this space are better capitalized, substantially larger, have developed after-sales service and support infrastructures, have existing or upcoming models in the market, and have stronger name recognition;
•we currently lack the necessary funding to execute on the strategy, and it is unclear how much quarterly funding will be required to execute on the strategy in 2024 or 2025;
•we have not entered into definitive agreements with any potential suppliers of FX vehicles;
•existing tariff policies, including the tariffs on electric vehicles and lithium-ion batteries from China that were announced by the Biden administration in May 2024, and new tariffs could render the strategy unfeasible;
•the cost of procuring components and raw materials from countries other than China in order to manage the aforementioned tariffs could render the strategy unfeasible;
•there is little margin for error in cost modeling;
•the strategy could distract management from our other business strategies and operations, including our U.S. and China dual-home strategy, U.S. delivery of the FF 91 Futurist, and our strategy in the Middle East including the United Arab Emirates;
•regulatory and compliance costs, as well as obtaining necessary certifications, and building a new supply chain would be time-consuming and costly;
•we would need to obtain a certificate of occupancy for our Hanford manufacturing facility, and obtaining such a certificate of occupancy would be time consuming and costly;
•we may need to hire a significant number of employees at our Gardena and Hanford locations to execute on strategy; and
•the strategy could require a U.S.-wide after-service and support infrastructure, which would be costly to build.

Risks Related to our Operations in China
We operate in China and plan to have significant operations there in the future (including Hong Kong) through the PRC Subsidiaries, and faces various legal and operational risks associated with doing business in China, which could result in a material change in the operations of the PRC Subsidiaries, cause the value of our securities to significantly decline or become worthless, and significantly limit or completely hinder our ability to accept foreign investments, and our ability to offer or continue to offer our shares of Common Stock and warrants to investors. These risks include:
Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.
As part of our dual-market strategy, substantial aspects of our business and operations may be based in China in the future, which would increase our sensitivity to the economic, operational and legal risks specific to China. For example, China’s economy differs from the economies of most developed countries in many aspects, including, but not limited to, the degree of government involvement, control of capital investment, reinvestment control of foreign exchange, control of intellectual property, allocation of resources, growth rate and development level. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, including the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, which are generally viewed as a positive development for foreign business investment, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over the PRC economic growth through allocating resources, controlling payments of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.
While China’s economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and the rate of growth has been slowing down. Some of the governmental measures may benefit the overall Chinese economy but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. Higher inflation could adversely affect our results of operations and financial condition. Furthermore, certain operating costs and expenses, such as employee compensation and office operating expenses, may increase as a result of higher inflation. In addition, the PRC government has implemented in the past certain measures to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for our products and services and consequently have a material adverse effect on our businesses, financial condition and results of operations.
It is unclear whether and how our current or future business, prospects, financial condition or results of operations may be affected by changes in China’s economic, political and social conditions and in its laws, regulations and policies. In addition, many of the economic reforms carried out by the Chinese government are unprecedented or experimental and are expected to be refined and improved over time. The ultimate effect of such refining and improving process may on our operations and business development is uncertain.
Uncertainties with respect to the Chinese legal system, regulations and enforcement policies could have a material adverse effect.
Our operations in China are governed by PRC laws and regulations. As the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules and enforcement of these laws, regulations and rules may involve uncertainties. In addition, the PRC government authorities may continue to promulgate new laws and regulations related to, among other things, foreign investment and manufacturing in China. We cannot assure you that our business operations would not be deemed to violate any existing or future PRC laws or regulations, which in turn could have a material adverse effect on our business and our ability to operate our business in China.
From time to time, the PRC Subsidiaries may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business, impede the PRC Subsidiaries’ operations and reduce the value of your investment in us.

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
Uncertainties regarding the enforcement of laws and the fact that rules and regulations in China can change quickly with little advance notice, along with the risk that the Chinese government may intervene or influence the PRC Subsidiaries’ operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers with substantial operations in China could result in a material change in our operations or financial performance and/or could result in a material reduction in the value of our Common Stock and warrants or hinder our ability to raise necessary capital.
Fluctuations in exchange rates could result in foreign currency exchange losses and may reduce the value of, and amount in U.S. Dollars of dividends payable on, our Common Stock in foreign currency terms.
The value of the CNY against the U.S. Dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. In August 2015, the People’s Bank of China (the “PBOC”), changed the way it calculates the mid-point price of the CNY against the U.S. Dollar, requiring the market-makers who submit for reference rates to consider the previous day’s closing spot rate, foreign-exchange demand and supply as well as changes in major currency rates. It is difficult to predict how market forces or PRC or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the CNY and the U.S. Dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the CNY against the U.S. Dollar. However, the PRC government may still restrict access to foreign currencies for capital account or current account transactions in the future. Therefore, it is difficult to predict how market forces or government policies may impact the exchange rate between the CNY and the U.S. Dollar or other currencies in the future. In addition, the PBOC regularly intervenes in the foreign exchange market to limit fluctuations in CNY exchange rates and achieve policy goals. If the exchange rate between the CNY and U.S. Dollar fluctuates in an unanticipated manner, our results of operations and financial condition, and the value of, and dividends payable on, our shares in foreign currency terms may be adversely affected.
Changes in the laws and regulations of China or noncompliance with applicable laws and regulations may have a significant impact on our business, results of operations and financial condition.
Our operations in China are subject to the laws and regulations of China, which continue to evolve. For example, on January 9, 2021, China’s MOFCOM issued the Rules on Blocking Improper Extraterritorial Application of Foreign Legislation and Other Measures (the “Blocking Rules”), which established a blocking regime in China to counter the impact of foreign sanctions on Chinese persons. The Blocking Rules have become effective upon issuance, but have only established a framework of implementation, and the rules’ effects will remain unclear until the Chinese government provides clarity on the specific types of extraterritorial measures to which the rules will apply. At this time, we do not know the extent to which the Blocking Rules will impact the operations of the PRC Subsidiaries. There is no assurance that the PRC Subsidiaries will be able to comply fully with applicable laws and regulations should there be any amendment to the existing regulatory regime or implementation of any new laws and regulations. In addition, the interpretations of many laws and regulations are not always uniform and enforcement of these laws and regulations involve uncertainties.

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
We are a holding company and, in the future, may rely on dividends and other distributions on equity paid by the PRC Subsidiaries to fund any cash and financing requirements that we may have, and the restrictions on the PRC Subsidiaries’ ability to pay dividends or make other payments to us could restrict our ability to satisfy its liquidity requirements and have a material adverse effect on our ability to conduct its business.
We are a holding company and conducts all of our business through our operating subsidiaries. We may need to rely on dividends and other distributions paid by our operating subsidiaries, including the PRC Subsidiaries, to fund any cash and financing requirements we may have. Any limitation on the ability of the PRC Subsidiaries to make payments to us, including but not limited to foreign currencies control, could have a material and adverse effect on our business, prospects, financial condition and results of operation, including our ability to conduct business, or limit our ability to grow. Current PRC regulations permit the PRC Subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, the PRC Subsidiaries are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of their registered capital. The PRC Subsidiaries may also allocate a portion of their after-tax profits based on PRC accounting standards to employee welfare and bonus funds at their discretion. These reserves are not distributable as cash dividends. Furthermore, if the PRC Subsidiaries incur debt on their own behalf, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. Any limitation on the ability of the PRC Subsidiaries to distribute dividends or to make payments to us may restrict its ability to satisfy its liquidity requirements.
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
The PRC government may continue to strengthen its capital controls, and more restrictions and substantial vetting process may be put forward by SAFE for cross-border transactions falling under both the current account and the capital account. Any limitation on the ability of the PRC Subsidiaries to pay dividends or make other kinds of payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Under the EIT Law, we may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to us and its non-PRC enterprise stockholders and have a material adverse effect on our results of operations and the value of your investment.
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

We and our stockholders face uncertainty with respect to indirect transfers of equity interests in China resident enterprises through transfer of non-Chinese-holding companies. Enhanced scrutiny by the Chinese tax authorities may have a negative impact on potential acquisitions and dispositions it may pursue in the future.
On February 3, 2015, the SAT issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, known as Bulletin 7. Pursuant to this Bulletin 7, an “indirect transfer” of assets, including non-publicly traded equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immovable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include, without limitation: whether the main value of the equity interest of the relevant offshore enterprise derives directly or indirectly from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the stockholders, business model and organizational structure; the income tax payable abroad on the income from the transaction of indirect transfer of PRC taxable assets; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immovable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange. On October 17, 2017, the SAT promulgated the Announcement of the SAT on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, known as SAT Circular 37, which became effective on December 1, 2017 and was most recently amended on June 15, 2018. SAT Circular 37, among other things, simplified procedures of withholding and payment of income tax levied on non-resident enterprises.
We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. Our company may be subject to filing obligations or taxed if our company is transferor in such transactions and may be subject to withholding obligations if our company is transferee in such transactions under Bulletin 7 and SAT Circular 37. For transfer of shares in our company by investors that are non-PRC resident enterprises, the PRC Subsidiaries may be requested to assist in the filing under Bulletin 7 and SAT Circular 37. As a result, we may be required to expend valuable resources to comply with Bulletin 7 and SAT Circular 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these publications, or to establish that our company should not be taxed under these publications, which may have a material adverse effect on our financial condition and results of operations.
PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from making loans or additional capital contributions to the PRC Subsidiaries, which could materially and adversely affect its liquidity and its ability to fund and expand its business.
As an offshore holding company with PRC Subsidiaries, we may finance the operations of the PRC Subsidiaries by means of loans or capital contributions. As permitted under PRC laws and regulations, we may make loans to the PRC Subsidiaries subject to the approval from governmental authorities and limitation of amount, or we may make additional capital contributions to the PRC Subsidiaries. Furthermore, loans by us to the PRC Subsidiaries to finance its activities cannot exceed the statutory limits, which is either the difference between the registered capital and the total investment amount of such enterprise or a multiple of its net assets in the previous year. In addition, a foreign-invested enterprise (“FIE”), will use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of an FIE will not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).

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
As such, the PRC Subsidiaries could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The PRC Subsidiaries may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The PRC Subsidiaries’ operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to their business or industry. Given that the Chinese government may intervene or influence the PRC Subsidiaries’ operations at any time, it could result in a material change in the PRC Subsidiaries’ operations and a material reduction in the value of our Common Stock and warrants. Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas, any such action could significantly limit or completely hinder our ability to offer or continue to offer our shares of Common Stock and warrants to investors and cause the value of such securities to significantly decline or be worthless.
Furthermore, it is uncertain when and whether we will be required to obtain permission from the PRC government to maintain its listing on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although we are currently not required to obtain permission from the PRC government and has not received any denial to list on the U.S. exchange, as the PRC laws and regulations are still evolving rapidly and their interpretation and implementation are subject to uncertainties, our operations could be adversely affected, directly or indirectly, by existing or future PRC laws and regulations relating to its business or industry.

The approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities may be required in connection with certain of our financing activities, and, if required, it cannot predict if it will be able to obtain such approval or complete such filing or other administrative procedures.
The PRC governmental authorities recently have strengthened oversight over offerings that are conducted overseas and/or foreign investment in overseas-listed China-based issuers. Such actions taken by the PRC governmental authorities may intervene with our operations or financing activities, which are beyond our control. For instance, on July 6, 2021, the relevant PRC governmental authorities promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities, which emphasized the need to strengthen the administration over illegal securities activities, the need to strengthen the supervision over overseas listings by PRC-based companies and the need to revise the special provisions of the State Council on overseas issuance and listing of shares by those limited by shares companies. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Overseas Listing Trial Measures, and relevant five guidelines, which became effective on March 31, 2023. According to the Overseas Listing Trial Measures, companies in mainland China that seek to offer securities or list in overseas markets, either directly or indirectly, are required to fulfill the filing procedure with the CSRC. The Overseas Listing Trial Measures provide that if the issuer meets both of the following criteria, the overseas securities offering or listing conducted by such issuer will be deemed as an indirect overseas offering or listing by PRC domestic companies: (i) more than 50% of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year is accounted for by companies in mainland China; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main place(s) of business are located in mainland China, or the majority of senior management staff in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in mainland China. Initial public offerings or listings in overseas markets will be filed with the CSRC within three working days after the relevant application is submitted overseas, and subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities will be filed with the CSRC within three working days after the offering is completed.
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
As the Overseas Listing Trial Measures and the related guidelines are newly promulgated, there are uncertainties regarding their implementation and interpretation. We cannot predict the impact of these new rules on our future securities offerings or other forms of financing activities, if any, at this stage, or guarantee that we will be able to satisfy the new regulatory requirements in case they are applicable to us. In addition, we cannot guarantee that new rules or regulations promulgated in the future will not impose any additional requirement on us or otherwise tighten the regulations on PRC companies seeking overseas listing. If it is determined in the future that approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities are required for our future financing or listing activities, we cannot assure you we can obtain such approval or complete such filing or other required procedures in a timely manner. Any failure or delay in obtaining or completing such approval, filing or other required procedures, or a rescission of any such approval or filing or other procedures, would subject us to sanctions by the CSRC or other PRC governmental authorities. These PRC governmental authorities may impose fines and/or other penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore financing activities into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects. Any uncertainties or negative publicity arising from these events could also adversely affect our business, financial condition, results of operations, and prospects.

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

We may be adversely affected by the complexity, uncertainties and changes in PRC regulations on internet-related business, automotive businesses and other business carried out by the PRC Subsidiaries.
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
Several PRC regulatory authorities, such as the State Administration for Market Regulation, the NDRC, MOFCOM, and the MIIT of China, oversee different aspects of the electric vehicle business, and the PRC Subsidiaries will be required to obtain a wide range of government approvals, licenses, permits and registrations in connection with their operations in China. For example, according to the Administrative Rules on the Admission of New Energy Vehicle Manufacturers and Products, promulgated by the MIIT on January 6, 2017, and amended on July 24, 2020, the MIIT is responsible for the national-wide administration of new energy vehicles and their manufacturers. The manufacturers must apply to the MIIT for the entry approval to become a qualified manufacturer in China and must further apply to the MIIT for the entry approval for the new energy passenger vehicles before commencing the manufacturing and sale of the new energy passenger vehicles in China. Both of the new energy passenger vehicles and their manufacturers will be listed in the Announcement of the Vehicle Manufacturers and Products issued by the MIIT from time to time, if they have obtained the entry approval from the MIIT. According to the Management Measures for Automobile Sales promulgated by the MOFCOM in July 2017, corporate basic information filings must be made by automobile dealers through the information system for the national automobile circulation operated by the MOFCOM within 90 days after the receipt of a business license. Furthermore, the electric vehicle industry is relatively immature in China, and the government has not adopted a clear regulatory framework to regulate the industry.
There are substantial uncertainties regarding the interpretation and application of the existing PRC laws, regulations and policies and possible new laws, regulations or policies relating to internet-related businesses as well as automotive businesses and companies. There is no assurance that we will be able to obtain all the permits or licenses related to its business in China, or will be able to maintain its existing licenses or obtain new ones. In the event that the PRC government considers that we were or are operating without the proper approvals, licenses or permits, promulgates new laws and regulations that require additional approvals or licenses, or imposes additional restrictions on the operation of any part of our business, the PRC government has the power, among other things, to levy fines, confiscate our income, revoke our business licenses, and require us to discontinue the relevant business or impose restrictions on the affected portion of our business. Any of these actions by the PRC government may have a material adverse effect on our business, prospects, financial condition and results of operations.
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
In the regular course of our business, we obtain information about various aspects of our operations as well as regarding our employees and third parties. The integrity and protection of our employee and third-party data are critical to our business. Our employees and third parties expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.
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
In December 2021, the CAC and 12 other related authorities promulgated the Cybersecurity Review Measures, which became effective on February 15, 2022. The Cybersecurity Review Measures stipulates that:
•the CSRC is included as one of the regulatory authorities for purposes of jointly establishing the state cybersecurity review working mechanism;
•the purchase of network products and services by a “critical information infrastructure operator” and the data processing activities of a “network platform operator” that affect or may affect national security will be subject to the cybersecurity review;
•if a network platform operator who possesses personal information of more than one million users intends to go public in a foreign country, it must apply for a cybersecurity review with the CAC; and
•the relevant PRC governmental authorities may initiate cybersecurity review if they determine certain network products, services, or data processing activities affect or may affect national security.
Furthermore, on November 14, 2021, the CAC published a discussion draft of Regulations on the Administration of Cyber Data Security for public comment, which provides that data processors conducting the following activities must apply for cybersecurity review: (i) merger, reorganization or division of internet platform operators that have acquired a large number of data resources related to national security, economic development or public interests affects or may affect national security; (ii) listing abroad of data processors processing over one million users’ personal information; (iii) listing in Hong Kong which affects or may affect national security; or (iv) other data processing activities that affect or may affect national security. The draft also provides that operators of large internet platforms that set up headquarters, operation centers or R&D centers overseas will report to the national cyberspace administration and competent authorities. In addition, the draft also requires that data processors processing important data or going public overseas will conduct an annual data security self-assessment or entrust a data security service institution to do so, and submit the data security assessment report of the previous year to the local branch of the Cyberspace Administration of China before January 31 each year. As of the date of this Form 10-K, the above-mentioned drafts have not been formally adopted, and substantial uncertainties exist with respect to their enactment timetable, final content, interpretation and implementation. On July 7, 2022, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission, which took effect on September 1, 2022. These measures require the data processor providing data overseas and falling under any of the following circumstances apply for the security assessment of cross-border data transmission by the national cybersecurity authority through its local counterpart: (i) the data processor provides important data overseas; (ii) critical information infrastructure operators and data processors processing personal information of more than one million individuals provide personal information overseas; (iii) data processors which have provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals overseas since January 1 of the previous year provides personal information overseas; and (iv) other situations required to declare security assessment of cross-border data transmission as stipulated by the national cybersecurity authority.

The PRC Subsidiaries may become subject to enhanced cybersecurity review. Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. If the PRC Subsidiaries are deemed to be a critical information infrastructure operator or a network platform operator that is engaged in data processing that affects or may affect national security, they could be subject to PRC cybersecurity review. As of the date of this Form 10-K, we have not received any notice from any PRC governmental authority identifying any of the PRC Subsidiaries as a “critical information infrastructure operator” or “network platform operator” that is engaged in data processing which affects or may affect national security as mentioned above, or requiring us to go through the cybersecurity review or initiating a cybersecurity review against us in such respects.
As advised by the PRC counsel, the above mentioned laws, regulations or the relevant drafts are relatively new and the PRC laws and regulations relating to cybersecurity, information security, data privacy and protection are evolving rapidly, there remains significant uncertainty in the enactment, interpretation and enforcement of such PRC laws, regulations or the relevant drafts, and the PRC Subsidiaries could become subject to enhanced cybersecurity review or non-compliance investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance investigations in accordance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions to the PRC Subsidiaries, which may have material adverse effects on our business, financial condition or results of operations. As of the date of this Annual Report on Form 10-K, the PRC Subsidiaries have not been involved in any investigations on cybersecurity review initiated by the CAC or related governmental regulatory authorities, and they have not received any inquiry, notice, warning, or sanction in such respect. However, as uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that the PRC Subsidiaries will comply with such regulations in all respects and they may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities.
In the event that the independent registered public accounting firm operating in China that we use as an auditor for our operations in China is not permitted to be subject to inspection by PCAOB, then investors may be deprived of the benefits of such inspection.
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
Our current auditor, the independent registered public accounting firm that issued the audit report included this Form 10-K, is registered with the PCAOB, and is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Accordingly, we have not been identified as a “Commission-Identified Issuer” by the PCAOB under the current framework of the HFCA. However, prior to 2022, the auditors of the PRC Subsidiaries were not subject to inspection by the PCAOB and any future determination by the PCAOB that the PRC Subsidiaries’ auditors are not subject to inspection could materially and adversely affect us.
Our ability to retain an auditor subject to PCAOB inspection and investigation may depend on the relevant positions of U.S. and Chinese regulators. If the PCAOB is unable to inspect or investigate completely our auditor in China because of a position taken by the Chinese authorities, then such lack of inspection could cause trading in our securities to be prohibited under the HFCA, and ultimately result in a determination by the SEC to delist our securities. Such a prohibition would substantially impair an investor’s ability to sell or purchase the Common Stock and negatively impact the price of the Common Stock. Accordingly, the HFCA calls for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially non-U.S. auditors. In addition, PCAOB inspections help improve future audit quality and effectiveness. Without the benefit of PCAOB inspections, existing or potential investors could lose confidence in our reported financial information and the quality of our financial statements with respect to the PRC Subsidiaries.

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
A significant portion of our financing is expected to come from investors in China, and such investment is subject to delay due to due diligence review, including know your customer, anti-money laundering and other review.
We conduct due diligence, including know your customer, anti-money laundering and other review, on all potential financing sources. This process has been time consuming, particularly in connection with review of investors in China, and may result in our not being able to consummate any financing from these or other financing sources on a timely basis or at all. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our production and delivery plans for the FF 91 Futurist, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations. For more information, see “Risks Related to our Business and Industry – We do not have sufficient liquidity to pay our outstanding obligations and to operate our business and it will likely file for bankruptcy protection if we are unable to access additional capital.”

Risks Related to the Restatement
We have identified material weaknesses in our internal control over financial reporting. Our inability or failure to remediate these material weaknesses, or the identification of additional material weaknesses or other failure to maintain effective internal control over financial reporting, has resulted, and could further result, in material misstatements in our consolidated financial statements and our ability to accurately or timely report our financial condition or results of operations, which may adversely affect our business and share price.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022, 2023 or 2024. We have engaged in remediation efforts designed to address these material weaknesses. As we evaluate and work to improve our internal control over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary. We are working to remediate the material weaknesses, but full remediation could go beyond December 31, 2025. At this time, we cannot predict the total costs expected to be incurred; however, the remediation measures have been and will continue to be time consuming, costly, and a significant demand on our financial and operational resources.
While we believe these efforts will remediate the material weaknesses, it will not be considered remediated until we complete the design and implementation of the enhanced controls, the controls operate for a sufficient period of time, and we have concluded, through testing, that these controls are effective. We may be unable to complete our evaluation, testing or any required remediation in a timely fashion, or at all. The measures we have taken to date and may take in the future may be insufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost, judgments and assumptions, human error and the risk of fraud. The material weaknesses, or a failure to remediate them, may adversely affect our business, our reputation, our results of operations and the market price of our Common Stock. Our investors, customers and other business partners may lose confidence in our business or our financial reports, and our access to capital markets may be adversely affected.
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
The control deficiencies resulting in the material weaknesses, in the aggregate, has resulted, and may in the future result, in misstatements of accounts or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements. For example, in July 2023, we identified errors in our Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the periods ended March 31, 2023 and September 30, 2022, determined these financial statements should no longer be relied upon, and subsequently restated them.
In addition, we cannot be certain that we will not identify additional control deficiencies or material weaknesses. If we identify additional control deficiencies or material weaknesses, these may lead to adverse effects on our business, our reputation, our results of operations, and the market price of our Common Stock. Further, if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate additional financial results.
Further, we have recently experienced substantial turnover in key management personnel, including accounting, legal, compliance, human resources and finance personnel, and further changes may occur in the future. Any turnover of personnel, particularly accounting, finance and legal personnel, may also negatively impact our internal controls over financial reporting and other disclosures and our ability to prepare and make timely and accurate public disclosures.

We face risks related to the restatement of our previously issued consolidated financial statements.
We reached a determination to restate certain financial information and related footnote disclosures in our previously issued consolidated financial statements for the 2022 Form 10-K for the period ended December 31, 2022 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and September 30, 2022. As a result, we face a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many of the risks and challenges related to the restatement, including the following:
•we may face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement; and
•the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.
We cannot ensure that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.
Risks Related to our Common Stock
We are currently unable to continue to utilize our “at-the-market” equity program.
Our operations have consumed substantial amounts of cash since our inception. Historically, we have primarily financed our operations through the sale of Common Stock, warrants and convertible notes. For example, on June 16, 2023, we filed a shelf Registration Statement that was declared effective by the SEC on June 28, 2023. On September 26, 2023, we also entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC, as sales agents, to sell shares of our Common Stock, from time to time, with aggregate gross sales proceeds of up to $90.0 million pursuant to the Registration Statement as an “at-the-market” offering under the Securities Act (the “ATM Program”). The ATM Program was the primary source of liquidity for us from September to December 2023.
Under applicable SEC rules and regulations, because we failed to timely file our Form 10-K for the year ended December 31, 2023, as well as our Form 10-Q for the quarter ended March 31, 2024, we will not be eligible to access the ATM Program until August 1, 2025, at the earliest.
Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms. Our inability to continue to raise capital when needed would harm our business, financial condition and results of operations, and would likely cause the market price for our Common Stock to decline, and we would likely have to file for bankruptcy protection and our assets would likely be liquidated. Our equity holders would likely not receive any recovery at all in a bankruptcy scenario.
If we seek to implement a reverse stock split, the announcement or implementation of such a reverse stock split could negatively affect the price of our Common Stock.
While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Minimum Bid Price Requirement, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, Nasdaq may determine that it is not in the public interest to maintain our listing, even if we regain compliance with the Minimum Bid Price Requirement.
In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that if a listed company that fails to meet the Minimum Bid Price Requirement after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then we are not eligible for a Compliance Period. We effected a 1-for-80 reverse stock split of our Common Stock on August 25, 2023, an additional 1-for-3 reverse stock split of our Common Stock on February 29, 2024, and a 1-for-40 reverse stock split of our Common Stock on August 16, 2024, for a cumulative ratio of 9,600 shares to one.

We may fail to regain compliance with the Minimum Bid Price requirement during the Compliance Period or maintain compliance with the other Nasdaq listing requirements. In particular, the rights granted to FF Global under the Amended Shareholder Agreement or other similar rights granted to other investors may cause us to fall out of compliance with certain of Nasdaq’s Listing Rules, including Nasdaq Rule 5640, which disallows the voting rights of existing stockholders to be disparately reduced through any corporate action or issuance. Any non-compliance may be costly, divert management’s time and attention, and could have a material adverse effect on our business, reputation, financing, and results of operations. A delisting could substantially decrease trading in our Common Stock, adversely affect the market liquidity of our Common Stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, materially and adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.
We do not currently intend to pay dividends on our Common Stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the market price for our Common Stock.
We have no direct operations and no significant assets other than the ownership of the stock of our subsidiaries. As a result, we will depend on our subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our Common Stock. Applicable state law and contractual restrictions, including in agreements governing our current or future indebtedness, as well as our financial condition and operating requirements and limitations on the ability of the PRC Subsidiaries’ ability to pay dividends or make payment to us, may limit our ability to obtain cash from our subsidiaries. Thus, we do not expect to pay cash dividends on our Common Stock. Any future dividend payments are within the absolute discretion of our Board and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board may deem relevant.
We may be required to take write-downs or write-offs, or may be subject to restructuring, impairment or other charges that could have a significant negative effect on our business, prospects, financial condition, results of operations and the trading price of our securities, which could cause you to lose some or all of your investment.
Factors outside of our control may, at any time, arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and therefore not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.
The market price of our securities has been and may continue to be highly volatile, and you could lose all or part of your investment.
The market price of our securities has been and may continue to be highly volatile. For example, the market price of our Common Stock ranged from a high price of $156.00 per share and a low price of $0.99 per share for the period from January 1, 2024, through December 31, 2024.
Any of the factors listed below could have a material adverse effect on the market price of our securities and, as a result, they may trade at prices significantly below the price paid by you. In such circumstances, the trading price of our securities may not recover and may experience a further decline. Factors affecting the trading price of our securities may include:
•our failure to raise sufficient financing;
•substantial potential dilution relating to existing and future convertible debt issuances;
•actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to it;
•changes in the market’s expectations about our operating results;
•success of competitors;
•our ability to meet our three-phase delivery plan for the FF 91 Futurist;
•our ability to execute on our FX strategy;
•our ability to execute on our UAE strategy;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•our ability to attract and retain our directors, senior management or key operating personnel, and the addition or departure of key personnel or directors;

•changes in financial estimates and recommendations by securities analysts concerning us or the transportation industry in general;
•operating and share price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products and technologies on a timely basis;
•changes in laws and regulations affecting our business;
•our ability to meet compliance requirements;
•commencement of, or involvement in, threatened or actual litigation and government investigations;
•negative publicity;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the trading volume of our Common Stock;
•actions taken by our directors, executive officers or significant stockholders such as sales of Common Stock, or the perception that such actions could occur;
•the implementation or unwinding of the Special Committee’s recommendations and our related remedial actions; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock markets in general have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for electric vehicle manufacturers’ stocks or the stocks of other companies which investors perceive to be similar to ours could depress our share price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
Legacy FF has net operating loss carryforwards for U.S. federal and state, as well as non-U.S., income tax purposes that are potentially available to offset future taxable income, subject to certain limitations (including the limitations described below). If not utilized, U.S. federal net operating loss carryforward amounts generated prior to January 1, 2018, will begin to expire 20 years after the tax year in which such losses originated. Non-U.S. and state net operating loss carryforward amounts may also be subject to expiration. Realization of these net operating loss carryforwards depends on our future taxable income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results.
Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of our equity by certain stockholders over a three-year period), the corporation’s ability to use our pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset our post-change income may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by us. Legacy FF may have experienced ownership changes in the past and we may have experienced an ownership change as a result of the Business Combination. We may also experience ownership changes in the future as a result of changes in the ownership of our stock, which may be outside our control. Accordingly, our ability to utilize our net operating loss carryforwards could be limited by such ownership changes, which could result in increased tax liability, potentially decreasing the value of our Common Stock.
There are additional limitations found under Sections 269, 383, and 384 of the Code that may also limit the use of net operating loss carryforwards that may apply and result in increased tax liability, potentially decreasing the value of our Common Stock. In addition, a Separate Return Limitation Year (“SRLY”), generally encompasses all separate return years of a U.S. federal consolidated group member (or predecessor in a Section 381 or other transaction), including tax years in which it joins a consolidated return of another group. According to Treasury Regulation Section 1.1502-21, net operating losses of a member that arise in a SRLY may be applied against consolidated taxable income only to the extent of the loss member’s cumulative contribution to the consolidated taxable income. As a result, this SRLY limitation may also increase our tax liability (by reducing the carryforward of certain net operating losses that otherwise might be used to offset the amount of taxable gain), potentially decreasing the value of our Common Stock.

Our tax obligations and related filings have become significantly more complex and subject to greater risk of audit or examination by taxing authorities, and outcomes resulting from such audits or examinations could adversely impact our business, prospects, financial condition and results of operations, including our after-tax profitability and financial results.
Our operations are subject to significant income, withholding and other tax obligations in the United States and may become subject to taxes in numerous additional state, local and non-U.S. jurisdictions with respect to our income, operations and subsidiaries related to those jurisdictions. In addition, we have international supplier and customer relationships and may expand operations to multiple jurisdictions, including jurisdictions in which the tax laws, their interpretation or their administration may not be favorable. Additionally, future changes in tax law or regulations in any jurisdiction where we operate or will operate could result in changes to the taxation of our income and operations, which could cause our after-tax profitability to be lower than anticipated.
Our potential future after-tax profitability could be subject to volatility or affected by numerous factors, including (a) the availability of tax deductions, credits, exemptions, refunds (including refunds of value added taxes) and other benefits to reduce our tax liabilities, (b) changes in the valuation of our deferred tax assets and liabilities, (c) expected timing and amount of the release of any tax valuation allowances, (d) tax treatment of stock-based compensation, (e) changes in the relative amount of our earnings subject to tax in the various jurisdictions in which we operate or have subsidiaries, (f) the potential expansion of our business into or otherwise becoming subject to tax in additional jurisdictions, (g) changes to our existing intercompany structure (and any costs related thereto) and business operations, (h) the extent of our intercompany transactions and the extent to which taxing authorities in the relevant jurisdictions respect those intercompany transactions and (i) our ability to structure our operations in an efficient and competitive manner. Due to the complexity of multinational tax obligations and filings, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. Outcomes from these audits or examinations could have an adverse effect on our business, prospects, financial condition and results of operations, including our after-tax profitability and financial condition.
Our potential future after-tax profitability may also be adversely impacted by changes in the relevant tax laws and tax rates, treaties, regulations, administrative practices and principles, judicial decisions and interpretations thereof, in each case, possibly with retroactive effect. Additionally, the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS recently entered into force among the jurisdictions that have ratified it, although the United States has not yet entered into this convention. These recent changes could negatively impact our taxation, especially if we expand our relationships and operations internationally.
Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have a material adverse effect on our business.
The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of Legacy FF as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are now applicable after the consummation of the Business Combination. As described in “Risk Factors – Risks Related to the Restatement – We have identified material weaknesses in our internal control over financial reporting. Our inability or failure to remediate these material weaknesses, or the identification of additional material weaknesses in the future or other failure to maintain effective internal control over financial reporting, has resulted, and could further result, in material misstatements in our consolidated financial statements and our ability to accurately or timely report its financial condition or results of operations, which may adversely affect our business and share price.” Management has identified material weaknesses in our internal control over financial reporting. If we do not remediate these material weaknesses, or if other material weaknesses are identified, or if we are unable to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may be unable to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

We may issue additional shares of Common Stock or preferred shares, which would dilute the interest of our stockholders.
We have, and may in the future, issue a substantial number of additional shares of Common Stock or preferred stock. The issuance of additional shares of Common Stock or preferred stock:
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
Sales of a substantial number of shares of our Common Stock in the public market, including the resale of the shares of Common Stock held by stockholders pursuant to Rule 144, could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of Common Stock intend to sell shares, could reduce the market price of our Common Stock.
In addition, as of December 31, 2024, the Common Stock was also subject to potential dilution from: (i) conversion of notes and exercise of warrants for which 3,136,051 shares have been registered; (ii) conversion of notes which have satisfied the holding period subject to Rule 144 eligibility; (iii) the exercise of up to 98,551warrants; (iv) the exercise of up to 134,986 stock options; (v) the vesting of 115,327 unvested RSUs; (vi) the issuance of up to 104,167 earnout shares pursuant to the triggering events in the merger agreement; (vii) the issuance of up to 96,334 remaining registered shares of Common Stock that we may elect, in its sole discretion, to issue and sell to YA II PN Ltd. (“Yorkville”) pursuant to the SEPA (as defined in Note 2, Liquidity and Capital Resources and Going Concern, to the Notes to Consolidated Financial Statements) (we currently do not have enough authorized and uncommitted shares to access the SEPA); and (viii) issuance of shares in connection with the ATM Program. Additionally, the Common Stock is subject to potential dilution upon the full conversion and exercise of the SPA Notes, Unsecured SPA Notes and SPA Warrants. The Common Stock is also subject to potential dilution due to issuance of Common Stock in connection with future equity and/or convertible debt financings. Sales of substantial numbers of such shares in the public market, including the resale of the shares of Common Stock held by our stockholders, could adversely affect the market price of our Common Stock.
The issuance of additional shares of Common Stock, including upon full conversion of the principal amount of all outstanding convertible notes, exercise of all outstanding warrants, the implementation of the full ratchet anti-dilution price protection in certain convertible notes and warrants, the issuance of shares pursuant to the SEPA, and/or the issuance of shares pursuant to the ATM, would substantially dilute the ownership interest of existing stockholders.
The shares of Common Stock issuable upon full conversion and exercise of our outstanding convertible notes and warrants, including our incremental warrants to purchase additional convertible notes, will result in significant additional dilution to our existing stockholders. At various special meetings of stockholders, our stockholders approved (among other proposals), as is required by the applicable Nasdaq rules and regulations, transactions involving issuance of our outstanding convertible notes and warrants (including our incremental warrants to purchase additional convertible notes), including the issuance of any shares in excess of 19.99% of the issued and outstanding shares of the Common Stock upon conversion of the such convertible notes and/or exercise of such warrants. To the extent our outstanding convertible notes are converted and our outstanding warrants are exercised and the convertible notes issuable upon exercise of our incremental warrants are so issued and converted, such conversions and exercises would have a significant dilutive effect on the ownership interest of our existing stockholders. In addition, certain of our outstanding convertible notes and warrants contain customary full ratchet anti-dilution price protection, which would have a significant dilutive effect on the ownership interest of our existing stockholders if triggered.
Additionally, any issuance of shares of Common Stock under the ATM Program or the SEPA may cause substantial dilution to our existing stockholders. The number of shares ultimately offered for sale pursuant to the ATM Program and/or the SEPA is dependent upon the number of shares we elect to sell under the ATM Program and/or SEPA. Depending upon market liquidity at the time, sales of shares of our Common Stock under the ATM Program and/or SEPA may cause the trading price of our Common Stock to decline. The sale of a substantial number of shares of our Common Stock pursuant to the ATM Program and/or SEPA, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to pursuant to the ATM Program and/or SEPA, and each of the ATM Program and the SEPA may be terminated by us at our discretion without penalty.

It is not possible to predict the actual number of shares we will sell under the SEPA, or the actual gross proceeds resulting from those sales.
On November 11, 2022, we entered into the SEPA with Yorkville, pursuant to which Yorkville has committed to purchase up to $200.00 million (which can be increased up to $350.00 million in the aggregate under our option) in shares of our Common Stock, subject to certain limitations and conditions set forth in the SEPA. The shares of our Common Stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time over a 36-month period. As of December 31, 2024, we had the right to issue and sell up to an additional $192.50 million, or $342.50 million if we exercise our option under the SEPA.
We generally have the right to control the timing and amount of any sales of our shares of Common Stock to Yorkville under the SEPA. Sales of our Common Stock, if any, to Yorkville under the SEPA will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Yorkville all, some or no additional amount of the shares of our Common Stock that may be available for us to sell to Yorkville pursuant to the SEPA.
Because the purchase price per share to be paid by Yorkville for the shares of Common Stock that we may elect to sell to them under the SEPA, if any, will fluctuate based on the market prices of our Common Stock for each purchase made pursuant to the SEPA, if any, it is not possible for us to predict, as of the date of this annual report and prior to any such sales, the number of shares of Common Stock that we will sell to Yorkville under the SEPA, the purchase price per share that Yorkville will pay for shares purchased from us under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by Yorkville under the SEPA, if any.
Any issuance and sale by us under the SEPA of a substantial amount of shares of Common Stock could cause substantial dilution to our stockholders. The number of shares of our Common Stock ultimately offered for sale by Yorkville is dependent upon the number of shares of Common Stock, if any, we ultimately sell to Yorkville under the SEPA.
We have granted preferential director nomination rights to certain investors that may cause us to fall out of compliance with Nasdaq listing rules.
We have been raising additional capital via debt or equity financings and expect to continue doing so in order to continue our operations. See “– Risks Related to our Business and Industry – We do not have sufficient liquidity to pay our outstanding obligations and to operate our business and will likely file for bankruptcy protection if we are unable to access additional capital.” As discussed above, the sale of additional equity or convertible debt securities could result in further dilution of the equity interests of our existing stockholders. Additionally, we have entered into arrangements with certain stockholders that give them additional representation on the Board. Pursuant to the Amended Shareholder Agreement, FF Top has the right to nominate for election to the Board four designees until the first date on which FF Top has ceased to beneficially own at least 88,890 shares of Common Stock for at least 365 consecutive days, with such amount subject to adjustment in connection with any stock split, reverse stock split or other similar corporate action after the date of the Amended Shareholder Agreement. Following the termination of FF Top’s right to nominate four designees, FF Top will continue to have the right to nominate a number of designees not less than the number equal to the total number of directors on the Board, multiplied by the aggregate voting power of the shares of Common Stock and other securities generally entitled to vote in the election of directors beneficially owned by FF Top and its affiliates, divided by the total voting power of the then-outstanding shares of Common Stock issued as of the record date for any meeting of stockholders at which directors are to be elected, rounding up to the next whole director. Such right granted to FF Top or other similar rights granted to other investors in the future may cause us to fall out of compliance with certain of Nasdaq’s listing rules, in particular Nasdaq Rule 5640, which disallows the voting rights of existing stockholders to be disparately reduced through any corporate action or issuance, and cause our Common Stock to be delisted from Nasdaq.
Our Third Amended and Restated Certificate of Incorporation, as amended provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit your ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our Third Amended and Restated Certificate of Incorporation requires to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the forum provisions in our certificate of incorporation. In addition, our third Amended and Restated Certificate of Incorporation provides that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

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
Our Third Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that could delay or prevent a change in control. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•authorizing the Board to issue preferred stock with voting or other rights or preferences that could discourage a takeover attempt or delay changes in control;
•prohibiting cumulative voting in the election of directors;
•limiting the adoption, amendment or repeal of our Amended and Restated Bylaws or the repeal of the provisions of our certificate of incorporation regarding the election and removal of directors without the required approval of at least two-thirds of the shares entitled to vote at an election of directors;
•prohibiting stockholder action by written consent; and
•limiting the persons who may call special meetings of stockholders.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the Delaware General Corporate Law (“DGCL”) govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging with or combining with us for a certain period of time without the consent of our Board. These and other provisions in our Third Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for our Common Stock and result in the market price of our Common Stock being lower than it would be without these provisions.
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
In addition, as permitted by Section 145 of the DGCL, our Amended and Restated Bylaws and our indemnification agreements that we entered into with our directors and officers provide that:
•We will indemnify our directors and officers for serving in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
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
•The rights conferred in our Amended and Restated Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•We may not retroactively amend the provisions of our Amended and Restated Bylaws to reduce our indemnification obligations to directors, officers, employees and agents.

Our dual-class structure may depress the trading price of our Common Stock.
We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple-class structures. As a result, the dual-class structure of our Common Stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market for our Common Stock.
If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our Common Stock may be affected by the research and reports that securities or industry analysts publish about us or our business or the lack of such research and reports. If one or more of analysts downgrades our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
We have incurred and will continue to incur increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
Following the consummation of the Business Combination, we have incurred and will continue to incur increased legal, accounting, administrative and other costs and expenses as a public company that Legacy FF did not incur as a private company. The Sarbanes-Oxley Act , including the requirements of Section 404, to the extent applicable to us, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. Under a number of those requirements, we have to carry out activities Legacy FF has not done previously. For example, we have created committees of the Board and adopted internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements are incurred on a continuous basis. Furthermore, if any issues in complying with those requirements are identified (for example, if we identify additional material weaknesses or significant deficiency in internal control over financial reporting), we would incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” See “– The JOBS Act permits “emerging growth companies” like ours to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. The reduced reporting requirements applicable to us may make our Common Stock less attractive to investors” for more information. There is no guarantee that the exemptions available to us under the JOBS Act will result in significant savings. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, we will incur additional compliance costs, which may impact earnings.

The JOBS Act permits “emerging growth companies” like ours to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. The reduced reporting requirements applicable to us may make our Common Stock less attractive to investors.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of our fiscal year following July 24, 2025 (the fifth anniversary of the consummation of PSAC’s initial public offering), (ii) the last day of the fiscal year in which the market value of our shares of Common Stock that are held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (iii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation) or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. We cannot predict if investors will find our shares of Common Stock less attractive because we will rely on these exemptions. If some investors find our shares of Common Stock less attractive as a result, there may be a less active market for our shares of Common Stock and our share price may be more volatile.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
The Company recognizes the increasing complexity and significance of cybersecurity risks in safeguarding its technology, operations, and customer data. As an advanced electric vehicle manufacturer, the Company’s operations rely on interconnected digital infrastructure, cloud-based systems, and proprietary software platforms, making cybersecurity an essential component of its risk management framework.
The Company has implemented a comprehensive cybersecurity program designed to identify, assess, mitigate, and respond to cybersecurity risks. This approach is informed by industry best practices, including the NIST Cybersecurity Framework (“CSF”) and Risk Management Framework (“RMF”). The program is designed to prevent disruptions to operations, protect critical assets, and ensure compliance with applicable regulations such as the California Consumer Privacy Act (“CCPA”), the General Data Protection Regulation (“GDPR”), and the Securities and Exchange Commission (“SEC”) cybersecurity disclosure requirements.
The following disclosure outlines the Company’s cybersecurity risk management strategy, governance structure, incident response procedures, regulatory compliance efforts, and ongoing investments in cybersecurity.

1. Cybersecurity Risk Management
The Company employs a structured cybersecurity risk management program that aligns with NIST CSF's five core functions: Identify, Protect, Detect, Respond, and Recover. The approach includes:
•Risk Assessments: Regular evaluations of cyber risks across IT infrastructure, production systems, and cloud-based platforms.
•Threat Detection and Monitoring: Deployment of Security Information and Event Management (SIEM) tools, intrusion detection systems, and endpoint security solutions to monitor cyber threats in real-time.
•Third-Party Risk Management: Continuous evaluation of vendors and partners who have access to the Company’s sensitive data and operational networks.
•Access Controls and Encryption: Implementation of multi-factor authentication (MFA), data encryption protocols, and network segmentation to reduce attack vectors.
The Company integrates cybersecurity into its enterprise risk management (ERM) framework to ensure cyber threats are regularly evaluated as part of its business strategy and operational resilience efforts.
2. Governance and Oversight
Cybersecurity oversight is a shared responsibility between the Company’s Board of Directors, senior management, and IT security leadership. The Board receives regular updates on cybersecurity risk exposure, incident response capabilities, and compliance efforts from management.
The Company’s Senior Cybersecurity Engineer leads the execution of cybersecurity programs, including:
•Developing and maintaining security policies.
•Conducting periodic risk assessments and audits.
•Managing incident response and recovery plans.
•Providing reports to senior executives on security trends, vulnerabilities, and ongoing mitigation efforts.
The Company enforces a top-down approach to cybersecurity governance, ensuring accountability and continuous risk monitoring at all levels of the organization.
3. Management’s Role in Cybersecurity
Management plays an active role in implementing cybersecurity policies, conducting risk evaluations, and ensuring compliance with regulatory requirements. The IT security team collaborates with third-party cybersecurity vendors, including Rapid7, Cisco, and Carbon Black, to enhance the Company’s security posture.
Management is also responsible for employee training and awareness programs, ensuring that cybersecurity is embedded in the corporate culture. All employees complete mandatory cybersecurity training to recognize and mitigate phishing attempts, malware threats, and social engineering risks.
4. Cybersecurity Strategy and Resilience
The Company has established robust cybersecurity resilience measures to ensure that cyber incidents do not materially impact operations. These include:
•Backup and Redundancy: Critical business systems are backed up and replicated to prevent data loss and operational disruptions.
•Incident Containment and Recovery: Automated security responses, real-time malware detection, and forensic analysis capabilities enable the Company to respond swiftly to threats.
•Proactive Threat Intelligence: Continuous monitoring of emerging cyber threats and industry trends, allowing for adjustments to the security strategy.
The goal is to maintain business continuity, protect proprietary technology, and safeguard customer and employee data in the event of a cyber incident.
5. Material Cybersecurity Incidents
During the reporting period, the Company experienced a cybersecurity incident related to employee interactions with suspicious websites. The incident was promptly contained, and a forensic investigation confirmed that no material impact occurred to operations, financial position, or customer data.

6. Impact of Cyber Incidents
Cybersecurity incidents, if material, could affect the Company’s financial condition, operational stability, and reputation. Risks include:
•Direct financial losses from remediation costs, potential ransomware payments, or legal expenses.
•Operational disruptions affecting vehicle production and supply chain logistics.
•Regulatory fines and penalties for non-compliance with data protection laws. Reputational damage impacting customer trust and investor confidence.
The Company regularly assesses its financial exposure to cybersecurity risks and has contingency plans in place to mitigate these impacts.
7. Board Expertise in Cybersecurity
No Board members currently hold formal cybersecurity certifications or direct experience in cybersecurity risk management. The Company continues to enhance Board education on cybersecurity trends and governance practices.
8. Use of Third-Party Services
The Company partners with third-party cybersecurity firms to support penetration testing, threat monitoring, and risk assessments. Vendors are required to adhere to stringent security controls to minimize risks associated with third-party data access.
The Company has implemented a Third-Party Risk Management (“TPRM”) framework that evaluates cybersecurity controls in vendor contracts, ensuring compliance with security policies.
9. Regulatory and Legal Compliance Risks
The Company is subject to global cybersecurity regulations, including:
•SEC cybersecurity disclosure requirements for material incidents and risk management.
•Data privacy laws such as CCPA (California Consumer Privacy Act) and GDPR (General Data Protection Regulation).
•Automotive cybersecurity standards for protecting connected vehicle systems.
Failure to comply with cybersecurity regulations could result in financial penalties, legal liabilities, and reputational harm. The Company conducts regular compliance reviews to ensure alignment with evolving regulatory requirements.
10. Incident Response Plan
The Company maintains a formalized incident response plan, which includes:
•24/7 monitoring for cybersecurity threats.
•Real-time threat detection and forensic investigation tools.
•Collaboration with third-party security firms for penetration testing.
This plan ensures that cyber threats are identified, contained, and mitigated efficiently.
11. Cyber Insurance and Risk Transfer
The Company maintains cyber insurance coverage to mitigate financial risks associated with cybersecurity incidents. This insurance covers:
•Incident response and recovery costs.
•Legal fees and regulatory penalties.
•Business interruption expenses.
The risk management team regularly evaluates the adequacy of coverage based on evolving cyber threats.
12. Historical Cyber Incidents
No material cybersecurity incidents were recorded in prior reporting periods.

13. Technology and Infrastructure Risks
The Company has implemented:
•Real-time AI-driven security analytics.
•Multi-layered encryption and cloud security protections.
•Strict endpoint security measures across all corporate devices.
14. Data Security and Privacy Policies
The Company enforces strict data security policies, including:
•Encryption protocols for sensitive data.
•Access controls and multi-factor authentication.
•Regular security audits to verify compliance.
15. Ongoing Cybersecurity Efforts
The Company continues to invest in:
•Security infrastructure upgrades.
•Cyber awareness training for employees.
•Continuous improvement of risk assessment frameworks.
This structured cybersecurity program ensures compliance with SEC disclosure requirements and supports the Company’s commitment to protecting its assets, customers, and employees from evolving cyber threats.
Item 2.     Properties
The Company leases all of its facilities. The following table sets forth the location, approximate size, primary use and lease term of the Company’s major facilities as of December 31, 2024:

Location	Approximate Size (Building) in Square Feet	Primary Use	Lease Expiration Date
Gardena, California	82,586	Global headquarters, research and development, office	September 30, 2025
Gardena, California	12,650	Office	September 30, 2025
Hanford, California	1,070,000	Manufacturing	October 19, 2028
San Jose, California	30,260	Office	March 31, 2025
Beijing, China	2,942	Administrative services, research and development, strategic planning	December 14, 2025
Zhuhai, China	895	Administrative services, research and development, strategic planning	July 11, 2025
The Company is finalizing the refurbishment of the FF ieFactory California manufacturing facility, located in Hanford California. The facility is finishing the main components which includes a body shop, a paint shop, component manufacturing and an assembly line. The FF ieFactory California manufacturing facility is approximately 1.1 million square feet and, once it is built out, is expected to have the capacity to support a production of 10,000 vehicles per year.
Item 3.    Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is currently a party to various legal or governmental proceedings, the outcome of which, although currently uncertain, if determined adversely to us, could individually or in the aggregate have a material adverse effect on the Company’s business, financial condition, and results of operations. See the section titled “Legal Proceedings” in Note 11, Commitments and Contingencies included in the notes to the Company’s audited consolidated financial statements contained within this Form 10-K for further discussion of its legal proceedings.

Item 4.     Mine Safety Disclosures
Not applicable.
Part II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s shares of Class A Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “FFAI” and “FFAIW,” respectively. Prior to the consummation of the Business Combination, its units, Common Stock and warrants were listed on Nasdaq under the symbols “PSACU,” “PSAC,” and “PSACW,” respectively. Prior to the ticker change to “FFAI” on March 10, 2025, the Company’s Common Stock and warrants were listed on Nasdaq under the symbols “FFIE,” and “FFIEW”. There is no established public trading market in the Class B Common Stock. As of March 28, 2025, there were 443 holders of record of the Company’s Class A Common Stock, and one holder of record of its Class B Common Stock, three holders of record of its Public Warrants.
Dividend Policy
The Company has not paid any cash dividends on its Class A Common Stock or the warrants to date. The Board may from time to time consider whether or not to institute a dividend policy. It is the Company’s present intention to retain any earnings for use in its business operations and accordingly, the Company does not anticipate the Board declaring any dividends for the foreseeable future. The payment of cash dividends in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board. Further, the Company’s ability to declare dividends will also be limited by restrictive covenants contained in its debt agreements.
Securities Authorized for Issuance Under Equity Incentive Plan
The following table sets forth information as of December 31, 2024, regarding the number of shares of the Company’s Class A Common Stock that may be issued under the Company’s equity compensation plans. The share numbers and the exercise price of stock options reported in this section have been adjusted to reflect the reverse stock splits effected on August 25, 2023, February 29, 2024 and August 16, 2024. The Company maintains three equity compensation plans: the Faraday Future Intelligence Electric Inc. 2021 Stock Incentive Plan (the “2021 Plan”), the Smart King Ltd. Equity Incentive Plan (the “Smart King EIP”), and the Smart King Ltd. Special Talent Incentive Plan (the “Smart King STIP”). The 2021 Plan was approved by tour security holders. The Smart King EIP and Smart King STIP plans existed prior to the Company going public and therefore were not approved by the Company’s security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans ( excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders :
Faraday Future Intelligent Electric Inc. 2021 Incentive Plan	440,815(1)	$21,156.47(2)	530,131(3)
Equity Compensation Plans Not Approved by Security Holders:
Smart King Ltd. Equity Incentive Plan	1,949	$26,237.95(4)	__(5)
Smart King Ltd. Special Talent Incentive Plan	487	$52,893.32(4)	__(5)
	443,251	$30,073.37(6)	530,131
(1)Of the shares reported in the table, 440,407 shares were subject to awards of restricted stock units, 408 shares were subject to outstanding stock options under the 2021 Plan.
(2)Represents the weighted-average exercise price of options granted under the 2021 Plan.
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
(6)The weighted-average exercise price is calculated based on the exercise price of Equity Compensation Plans Approved By Security Holders and Equity Compensation Plans Not Approved By Security Holders and taking into account options under the 2021 Plan.

Item 6.     [Reserved]
No additional content or disclosures are required under this item.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to help the reader understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” in Item 1A above and “Cautionary Note Regarding Forward Looking Statements” below. The objective of this section is to provide investors an understanding of the financial drivers and levers in our business and describe the financial performance of the business.
Cautionary Note Regarding Forward-Looking Statements
This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, market acceptance and success of our business model, our ability to expand the scope of our offerings, and our ability to comply with the extensive, complex, and evolving regulatory requirements. These statements are based on management's current expectations, but actual results may differ materially due to various factors.
The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting the Company may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section titled “Risk Factors” in Item 1A above. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” in Item 1A above may not be exhaustive.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.
Overview
We are a California-based, global, shared, intelligent mobility ecosystem company founded in 2014 with a vision to disrupt the automotive industry. Our Class A Common Stock and Public Warrants trade on The Nasdaq Capital Market ("Nasdaq") under the ticker symbols “FFAI” and “FFAIW,” respectively.
With headquarters in greater Gardena, California, we design and engineer next-generation intelligent, connected, electric vehicles. We manufacture vehicles at the FF ieFactory California production facility in Hanford, California. We have additional engineering, sales, and operational capabilities in China, and we are exploring opportunities for potential manufacturing capabilities in China through a joint venture or other arrangements. Additionally, we have established an entity in the UAE to manage the assembly and sales support of FF 91 series vehicles, further expanding our market presence in the region.

Since our founding, we have created major innovations in technology and products, and followed a user-centered business model. We believe these innovations will enable us to set new standards in luxury and performance that will redefine the future of intelligent mobility.
Company Overview & Global Strategy
•Dual-Home Market Strategy: We have implemented a dual-home market strategy, integrating U.S.-based technological innovation and vehicle development with China’s supply chain and production capabilities.
•Third Pole Strategy: We have begun implementing a "third pole" strategy with an operational facility in the UAE, complementing our U.S. and China market approach.
Technology & Innovation
•Our Proprietary VPA: We have designed and developed a breakthrough mobility platform—our proprietary VPA, which enables scalable vehicle development across multiple segments, including the new FX Series.
•Propulsion System: Our propulsion system provides a competitive edge in acceleration and range, enabled by an industry-leading inverter design and a propulsion system integrated with our AI-powered user experience.
•I.A.I Technology: Our advanced I.A.I technology offers high-performance computing, high-speed internet connectivity, OTA updating, an open ecosystem for third-party application integration, and an advanced autonomous driving-ready system.
•Intellectual Property & Supply Chain Development: Since inception, we have developed a portfolio of intellectual property, established its supply chain, and assembled a global team of automotive and technology experts. As of December 31, 2024, FF has been granted approximately 660 patents globally.
Product & Launches
•FF 91 Launch: we believe that the FF 91 Futurist (the "FF 91," "FF 91 Futurist," or "FF 91 2.0 Futurist Alliance") is the first ultra-luxury electric vehicle to offer a highly-personalized, fully-connected user experience for driver and passengers. We started production on the first FF 91 Futurist and delivered the first FF 91 2.0 Futurist Alliance in 2023.
•Vehicle Pipeline: Our planned B2C passenger vehicle pipeline includes the FF 91 series, plus the new FX Series (FX 5, FX 6, and FX Super One).
Manufacturing & Distribution
•FF Series Manufacturing: The FF 91 Series is currently being manufactured in FF ieFactory California.
•FX Series Manufacturing: Certain models of FX Series are planned to be manufactured in FF ieFactory California.
•Global Availability: All of our vehicles are expected to be available for sale in the U.S., China, and the Middle East, with potential expansion to European markets.
Recent Developments
From January 1, 2024, through the filing date, we achieved key operational and financing milestones. Below is a summary of significant events by category.
Product, Market Expansion & Strategic Initiatives
•In February 2024, updated Master Plan 1.1 to strategically position us for growth in 2024. The plan includes next steps for the Company’s operations, product and technology, manufacturing/supply chain, and funding/finance.
•In April 2024, we established a Middle Eastern sales entity in Dubai, U.A.E.
•In July 2024, we unveiled our Automotive Bridge Strategy, reintroducing a two-brand approach to target both luxury and affordable EV markets, expanding our reach through the integration of advanced AI and software technologies.
•In July 2024, we held an interactive investor Community Day at our Gardena headquarters.
•In August 2024, Wei Gao, Head of Global Communication and Community Sales, took delivery of an FF 91 2.0 Futurist Alliance, marking the second delivery in the Start of Delivery Second Phase (“SOD2”).
•In September 2024, we launched our second brand, Faraday X (“FX”), specifically focused on producing affordable electric vehicles priced between $20,000 and $50,000 to capture a broader consumer market.
•In September 2024, we delivered an FF 91 2.0 Futurist Alliance to Born Leaders Entertainment in Hollywood, where Born Leaders also became a Developer Co-Creation Officer for us.

•In October 2024, we entered into a co-investment agreement with Master Investment Group, led by Sheikh Abdulla Al Qassimi, to establish our future regional headquarters in Ras Al Khaimah, UAE, supporting Faraday’s Middle East expansion strategy. Construction is set to occur in 2025, with operations expected by late 2025 or early 2026. We signed agreements with the Ras Al Khaimah Economic Zone (“RAKEZ”) for both a current business location and a larger operational facility to strengthen its presence in the UAE’s strategic economic hub.
•In October 2024, we entered into a licensing agreement with Grow Fandor, an intellectual property commercialization company. Grow Fandor will act as the exclusive licensee for ecosystem products bearing the FF and FX brands, managing their design, development, sales, and operations.
•In November 2024, the Company’s wholly owned subsidiary, FX, signed definitive agreements with Chinese OEMs to develop two planned products. The product research phase has commenced, with deliveries targeted by the end of 2025.
•In December 2024, fashion model and designer Suede Brooks received delivery of the new FF 91 2.0 Futurist Alliance and participated in a design-related event in Los Angeles with Company representatives.
•In January 2025, we revealed FX’s AI-MPV product strategy and presented camouflaged prototype mules during an event in Las Vegas, Nevada.
•In March 2025, Future AIHER AI Hybrid Extended-Range Electric Powertrain System Inc. was incorporated in the State of Delaware as a subsidiary of the Company. This subsidiary focuses on the design and development of AI hybrid extended-range electric powertrain systems.
Capital Raising & Financing Agreements
•In July 2024, we entered into a Master Lease Agreement with Utica Leaseco, LLC with respect to a collateralized loan arrangement.
•In August 2024, we entered into a Waiver Agreement with certain investors holding secured and unsecured convertible notes, allowing adjustments to the notes’ conversion price under specific conditions to reduce cash obligations, providing noteholders with the option to convert at a lower price while waiving accrued interest, and extending their right to purchase additional notes for one year.
•In September 2024, we entered into a Junior Securities Purchase Agreement (the “Junior Secured SPA Notes”) with institutional investors (the “Junior Secured SPA Investors”) for $30.0 million in commitments, consisting of $22.5 million in cash and $7.5 million converted from a prior loan. Each Junior Secured SPA Investor also received an Incremental Warrant to fund, at the investor’s sole discretion, additional notes pursuant to the Junior Secured SPA Notes for amounts up to the original principal balance the investor funded. On January 28, 2025, we entered into a letter agreement with certain of the Junior Secured SPA Investors. Pursuant to the letter agreement, prior to our receipt of the stockholders’ approval, such investors agreed not to convert any outstanding Junior Secured SPA Notes at a conversion price less than $5.24, the initial conversion price of the Junior Secured SPA Notes, and we agreed to issue, following receipt of such stockholders’ approval, to such investors who convert any Junior Secured SPA Notes at the $5.24 conversion price prior to our receipt of stockholders’ approval, additional shares of Class A Common Stock as a true-up.
•In December 2024, we secured approximately $30.0 million in cash financing commitments (the “2024 Unsecured SPA Notes”). Each investor (the “2024 Unsecured SPA Investors”) also received an Incremental Warrant to fund, at the 2024 Unsecured SPA Investor’s sole discretion, additional notes up to the original principal balance the 2024 Unsecured SPA Investor funded. These funds are intended to support our core business operations and the ongoing ramp-up of the FX strategy. On January 28, 2025, we entered into a letter agreement with certain of the 2024 Unsecured SPA Investors. Pursuant to the letter agreement, prior to our receipt of the stockholders’ approval, such investors agreed not to convert any outstanding 2024 Unsecured SPA Notes at a conversion price less than $1.16, the initial conversion price of the 2024 Unsecured SPA Notes, and we agreed to issue, following receipt of such stockholders’ approval, to such investors who convert any U2024 Unsecured SPA Notes at the $1.16 conversion price prior to our receipt of stockholders’ approval, additional shares of Class A Common Stock as a true-up.
Stock Exchange Compliance & Stockholder and Corporate Actions
•In January 2024, we hosted a Chinese automotive supplier delegation at Faraday Future HQ. There, we discussed strategic cooperation opportunities with the Chinese supply chain.
•In January 2024, we announced the completion of nearly 1,600 OTA upgrades and product enhancements on the FF 91 2.0, including many new features based on user R&D co-creation feedback.
•In February 2024, we effected a reverse stock split of our issued and outstanding Common Stock and a corresponding reduction in the total number of shares of Common Stock we are authorized to issue.

•In April 2024, we completed voluntary recall of our 2023 FF 91 Futurist vehicles in the United States through an OTA software update.
•In July 2024, at our annual stockholder meeting, our stockholders approved proposals to increase the number of our authorized shares, approve a reverse stock split, reelect directors, and amend the 2021 Plan, increasing the available shares under the 2021 Plan by 88,252,926 (on a pre-split adjusted basis).
•In August 2024, we filed a Certificate of Elimination to eliminate the designation of the Series A Preferred Stock classification, reclassifying it as authorized but unissued, following the automatic redemption of all outstanding Series A Preferred shares.
•In August 2024 after market close, the 1-for-40 reverse stock split became effective. Following the reverse stock split, we have authorized 114,245,313 shares, consisting of two classes of stock: (i) 104,245,313 shares Common Stock, and (ii) 10,000,000 shares of Preferred Stock. Our Common Stock is divided into two series of stock composed of (i) 99,815,625 shares of Class A Common Stock, and (ii) 4,429,688 shares of Class B Common Stock.
•In September 2024, Nasdaq confirmed that we regained compliance with Nasdaq's listing requirements. This followed a series of actions to address deficiencies in timely filing of the Form 10-K and the Q1 2024 10-Q and a minimum bid price deficiency. In June 2024, Nasdaq granted us continued listing, contingent upon meeting filing and minimum bid price requirements by July 31 and August 31, 2024, respectively. In July 2024, we met the periodic reporting compliance requirement by filing our Q1 2024 Form 10-Q. Subsequently, in August 2024, we met the minimum bid price requirements following the August 2024 Reverse Stock Split.
•In January 2025, we filed a filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series A Certificate of Designation designated one share of our Preferred Stock as Series A Preferred Stock, and established and designated the preferences, rights and limitations thereof. The Series A Preferred Stock is not convertible into any other series of stock, but votes at a rate of 3,000,000,000 votes per share.
•In January 2025, we issued one share of Series A Preferred Stock to our Global CEO, Matthias Aydt for the purchase price of $100.00.
Corporate Governance
•In April 2024, we appointed Werner Wilhelm as Executive Launch Director.
•In June 2024, Li Han resigned as a member of the Board for personal reasons. Ms. Han also served as a member of the Nominating and Corporate Governance Committee.
•In August 2024, we appointed Tin Mok as Head of FF UAE, where he will lead business development and strategic financing efforts in the UAE and Middle East.
•We made senior leadership changes, appointing Koti Meka as Chief Financial Officer, effective September 2024 and Aaron Ma as Acting Head of EV R&D, effective August 2024, to advance our dual-brand strategy.
•In November 2024, we appointed Xiao (Max) Ma, a long-time employee, as the Global CEO of Faraday X aiEV Inc.
•In December 2024, Dr. Lei Gu joined as President of the Faraday X aiEV Inc., in charge of the Global EV Research and Development (R&D) Center and Vehicle Line Executive (VLE) for the FX6 program.
Segment Information
On February 26, 2023, after an assessment by the Board of our management structure, the Board approved Mr. Yueting Jia, our founder and Chief Product and User Ecosystem Officer (alongside the then Chief Executive Officer, Mr. Xuefeng Chen) reporting directly to the Board, as well as our product, mobility ecosystem, I.A.I., and advanced research and development (“R&D”) technology departments reporting directly to Mr. Jia. The Board also approved our user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Chen, subject to processes and controls to be determined by the Board after consultation with our management. Based on the changes to his responsibilities, the Board determined that Mr. Jia was an “officer” of within the meaning of Section 16 of the Exchange Act and an “executive officer” of Rule 3b-7 under the Exchange Act.
On September 16, 2023, Mr. Chen notified us of his decision to resign from his position as CEO and as a member of the Board effective September 29, 2023. On September 21, 2023, the Board appointed Mattias Aydt to succeed Mr. Chen as Global CEO and as a member of the Board, effective September 29, 2023.

We operate in one operating segment and one reportable segment. Our Global CEO and Chief Product and User Ecosystem Officer, acting jointly serving as co-Chief Operating Decision Makers (“CODMs”), regularly evaluate our financial performance using consolidated financial information at the total-company level. The CODMs receive regular financial and operational reporting that focuses primarily on the our consolidated loss from operations, overall cash flows, liquidity, and strategic initiatives.
For 2024, we adopted Accounting Standards Update (“ASU”) 2023‑07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures Management has identified Loss from operations, as presented in the Company's Consolidated Statements of Operations and Comprehensive Loss, as the primary measure used by the CODMs to evaluate the performance of the business and allocate resources. This measure is critical for a going concern that must carefully manage its cash outflows, particularly given that the timing of its cash inflows is influenced by external investor decisions. We define “significant segment expense” as controllable operating costs that are regularly provided to and reviewed by management, which include the expenses presented in the Consolidated Statements of Operations and Comprehensive Loss as Cost of revenue, Research and development, Sales and marketing, and General and administrative.
Management closely tracks its expenditure on these key expense categories through regular reviews of cash balances, near‑term cash flow projections, monthly management reports, and project management reports. The CODMs, work in close collaboration with the our business leaders to establish critical operational targets, set project timelines, and adjust spending plans. These leaders are responsible for implementing its strategic plans and revising targets and deadlines based on continuous internal communications and review meetings, thereby ensuring that any deviations from target spending or project timelines are promptly addressed. This rigorous oversight supports the our strategic objectives to focus business activities the on the production, sales, and leasing of its FF 91 vehicles, and the planned launch of the FX Series vehicles.
In addition, the Company defines “other segment items” as other operating expense adjustments that arise from lease or other impairments, gains and losses on the sale or disposition of its fixed assets, or other market‑driven factors that impact Loss from operations presented in the Consolidated Statements of Operations and Comprehensive Loss and are not part of the our recurring and controllable operating costs. By segregating these “Other Segment Items” from “loss from operations,” we provide investors with a clear view of the expenses that management can directly influence versus those driven by external factors.
Other potentially reportable items, such as separate automotive sales and leasing revenues (currently immaterial), geographic information, depreciation expense, interest expense, or other segment-specific activities, are not separately reviewed by the CODMs. Accordingly, these detailed segment components do not influence the CODM's decision-making or resource allocation processes and thus are not separately disclosed.
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
Components of Our Results of Operations
Key Factors Affecting Operating Results
Our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges including those discussed below and, in the section, titled “Risk Factors” in Item 1A of this Form 10-K.

Production and Operations
We expect to continue to incur significant operating costs that will impact our future profitability, including R&D expenses as we introduce new models and improve existing models; capital expenditures for the expansion of our manufacturing capacities; additional operating costs and expenses for production ramp-up; raw material procurement costs; general and administrative expenses as we scale our operations; interest expense from debt financing activities; and selling and distribution expenses as we builds our brand and markets our vehicles. We may incur significant costs in connection with our services as we delivers at scale the FF 91 Futurist, including servicing and warranty costs. Our ability to become profitable in the future will depend on our ability to successfully market our vehicles and control our costs.
Through December 31, 2024, we have sold six and leased ten vehicles. As a result, we will require substantial additional capital to develop products and fund operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we will fund our ongoing operations through a combination of various funding and financing alternatives, including equipment financing of the FF ieFactory California, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on our assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of its FF ieFactory California will impact our ability to generate revenue. For additional discussion of the substantial doubt about our ability to continue as a going concern, see Note 2, Liquidity and Capital Resources and Going Concern in the notes to the Consolidated Financial Statements and for further details on liquidity, please see the “Liquidity and Capital Resources” section below.
Revenue and Cost of Revenue
Automotive Sales Revenue
We began the production of our FF 91 Futurist in March 2023 and started making deliveries to customers in August 2023 and have sold two and leased four vehicles for the year ended December 31, 2024.
Automotive sales revenue includes revenues related to deliveries of new vehicles, and specific other features and services including home charger, charger installation, twenty-four-seven roadside assistance, OTA software updates, internet connectivity and destination fees.
We recognize revenue on automotive sales upon delivery to the customer, which is when control of vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business and as indicated in the sales contract. OTA software updates are provisioned upon transfer of control of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. For obligations related to automotive sales, we estimate the standalone selling price by considering costs used to develop and deliver the good or service, third-party pricing of similar options and other information that may be available. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of our performance obligations. Vehicle contracts do not contain a significant financing component.
Revenue from immaterial promises is combined with the vehicle performance obligation and recognized when the product has been transferred. We accrue costs to transfer these immaterial goods and services regardless of whether they have been transferred.
In certain circumstances, we provide customers with a residual value guarantee which may or may not be exercised in the future. The impact of such residual value guarantees was immaterial to our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024.
We have entered and may continue to enter into co-creator consulting agreements with our customers under which customers share feedback, driving data, ideas, experiences with its engineers, social media posts and other promotions in exchange for specified fees. We consider these arrangements to be consideration payable to a customer. The consideration paid to the customer relates to marketing and R&D services that are distinct and could be purchased by us from a separate third-party. We perform an analysis in which we maximize the use of observable market inputs to ascribe a fair value to these services and record the fair value of these services to sales and marketing expense or R&D expense, as applicable. Any consideration payable to a customer that is above the fair value of the distinct services being provided is treated as a reduction of revenue.

Automotive Leasing Revenue
Revenue from Operating Leasing Program
We have outstanding leases under our vehicle operating leasing program in the U.S. Qualifying customers are permitted to lease a vehicle for up to 36 months. At the end of the lease term, customers are generally required to return the vehicles to us. We account for these leasing transactions as operating leases. We record leasing revenues as automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles as cost of automotive leasing revenue. As of December 31, 2024, deferred lease-related upfront payments which will be recognized on a straight-line basis over the contractual terms of the individual leases were immaterial. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.
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
Customer Deposits and Deferred Revenue
Our customers may reserve a vehicle and preorder certain services by making a customer deposit, which is fully refundable at any time. Refundable deposits, for vehicle reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits (Accrued expenses and other current liabilities). Customer deposits were $3.0 million and $3.2 million as of December 31, 2024, and 2023, respectively. When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to our transfer of the products or services. Such advance payments are considered non-refundable, and we defer revenue related to any products or services that are not yet transferred.
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Deferred revenue related to products and services was immaterial as of December 31, 2024, and 2023.
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
Warranties
We provide a manufacturer’s warranty on all vehicles sold. The warranty covers the rectification of reported defects via repair, replacement, or adjustment of faulty parts or components. The warranty does not cover any item that fails due to normal wear and tear. This assurance-type warranty does not create a performance obligation separate from the vehicle. Management tracks warranty claims by vehicle ID, owner, and date. As we continue to manufacture and sell more vehicles we will reassess and evaluate our warranty claims for purposes of our warranty accrual.

Operating Expenses
Research and Development
Research and development activities represent a significant part of our business. Our R&D efforts focus on the design and development of our electric vehicles and continuing to prepare our prototype electric vehicles to exceed industry standards for compliance, innovation, and performance. R&D expenses consist of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our employees focused on R&D activities, other related costs, depreciation, R&D services provided by co-creators, and an allocation of overhead. We expect R&D expenses to decrease in the near future as we substantially have completed R&D activities related to the FF 91, offset by increases in R&D expenses related to FX Series vehicles.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, marketing services provided by co-creators, and an allocation of overhead. Marketing activities are those related to introducing our brand, our electric vehicles, and our electric vehicle prototypes to the market. We expect Sales and marketing expenses to continue to increase as we bring our electric vehicles to market and seek to generate additional sales.
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
Loss on Disposal of Property, Plant and Equipment
Loss on disposal on property, plant, and equipment relates to the abandonment of certain FF 91 Futurist program construction in progress assets, primarily vendor tooling, machinery, and equipment, due to the redesign of the related FF 91 components and implementation of our cost reduction program. Charges associated with disposals are recognized within operating expenses in the Consolidated Statements of Operations and Comprehensive Loss.
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
Non-operating Expenses
Change in Fair Value of (Related Party and Third Party) Notes Payable, Warrant Liabilities, and Derivatives Call Options
Change in fair value measurements consists of the losses and gains as a result of fair value measurements of certain notes payable, warrant liabilities, and other instruments which we record at fair value.

Loss on Settlement of (Related Party and Third Party) Notes Payable
Loss on settlement of notes payable consists of losses resulting from the settlement of notes payable as part of our ongoing financing activities and losses incurred on modifications of our notes payable that qualify as an extinguishment pursuant to ASC 470-50, Debt–Modifications and Extinguishments.
Interest Expense (Related Party and Third Party)
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

Results of Operations
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands)	2024	2023
Revenue	$539	$784
Cost of revenue	84,029	42,607
Gross profit	(83,490)	(41,823)
Operating expenses
Research and development	25,227	132,021
Sales and marketing	9,278	22,836
General and administrative	43,164	82,888
Settlement on accrued research and development expenses	(14,935)	—
Lease impairment, net	1,847	—
Loss on disposal on property, plant, and equipment	1,667	4,453
Change in fair value of earnout liability	—	2,033
Total operating expenses	66,248	244,231

Loss from operations	(149,738)	(286,054)
Change in fair value of notes payable, warrant liabilities, and derivative call options	(12,556)	89,860
Change in fair value of related party notes payable and related party warrant liabilities	253	7,101
Loss on settlement of notes payable	(161,725)	(217,019)
Loss on settlement of related party notes payable	(14,295)	(20,045)
Interest expense	(7,895)	(2,288)
Related party interest expense	(8,710)	(753)
Other expense, net	(1,448)	(2,437)
Loss before income taxes	(356,114)	(431,635)
Income tax benefit (expense)	267	(109)
Net loss	$(355,847)	$(431,744)
Revenue

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Revenue	$539	$784	$(245)	(31.3)%
Revenue decreased by $0.2 million for the year ended December 31, 2024, compared to the same period in 2023. Automotive sales revenue was $0.5 million for the year ended December 31, 2024, compared to $0.8 million for the same period in 2023, while automotive leasing revenue increased by an immaterial amount. Additionally, the number of vehicles delivered was six for the year ended December 31, 2024, compared to ten for the same period in 2023. The 2023 sales revenue benefited from the initial delivery of our flagship luxury electric vehicle, the FF 91 Futurist.

Cost of Revenue

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Cost of revenue	$84,029	$42,607	$41,422	97.2%
Cost of revenue increased by $41.4 million for the year ended December 31, 2024, compared to the same period in 2023. This increase was primarily driven by higher depreciation expenses as equipment was placed into service to enhance production capabilities, particularly in the paint and body shop. Additionally, the increase reflects greater corporate cost absorption into inventory and cost of revenue, including expenses related to FF ieFactory California lease agreement, which commenced in late 2023, and the Collateralized Loan financing, initiated in 2024.
During the year ended December 31, 2024, we continued expanding our production capabilities to include both luxury and more affordable electric vehicles. This strategic shift, aligned with broader market demand, is expected to increase fixed cost allocations to cost of revenues as new equipment is placed into service. We remain focused on optimizing production efficiencies and preparing the FF ieFactory California facility for planned new product lines.
Research and Development

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Research and development	$25,227	$132,021	$(106,794)	(80.9)%
R&D expense decreased by $106.8 million for the year ended December 31, 2024, compared to the same period in 2023. This reduction was primarily driven by a $53.6 million decrease due to salary and headcount reductions, along with the reassignment of R&D personnel to production roles, and a $35.2 million decrease in engineering, design, and testing costs.
As we transition from an R&D-intensive focus to a greater emphasis on full-scale production resources are being reallocated from R&D to manufacturing to enhance operational efficiency. This shift prioritizes the commercialization of past R&D advancements while enabling continued but more targeted innovation. To sustain progress with lower internal costs, we have also established strategic partnerships with technology providers and industry experts.
Additionally, we are refocusing our R&D efforts on developing more affordable electric vehicle platforms, expanding our technology portfolio to meet broader market demands. This strategic shift ensures continued innovation across both luxury and more accessible segments, aligning with evolving industry trends.
Sales and Marketing

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Sales and marketing	$9,278	$22,836	$(13,558)	(59.4)%
Sales and marketing expense decreased by $13.6 million for the year ended December 31, 2024, compared to the same period in 2023. The reduction was primarily driven by a $7.7 million decrease in compensation expense, a $3.6 million decrease in general expenses (primarily due to lease termination costs in 2023), and a $1.7 million decrease in marketing costs.
Despite a reduction in sales and marketing personnel, we continue to market effectively by leveraging our Co-Creation strategy, which engages industry pioneers and influential personalities. Through this approach, we expand our brand by collaborating with high-profile figures and integrating users in our product development and marketing processes. Additionally, we host VIP events and participate in major industry showcases to offer customers and stakeholders immersive experiences of our flagship vehicles and prototypes, further enhancing customer engagement and brand visibility. These efforts enable us to optimize our marketing reach and increase brand awareness while maintaining lower internal costs.

General and Administrative

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
General and administrative	$43,164	$82,888	$(39,724)	(47.9)%
General and administrative expense decreased by $39.7 million for the year ended December 31, 2024, compared to the same period in 2023. This decline was mainly due to a reduction of $23.2 million in professional service fees, a $10.7 million, decrease in insurance—primary related to a reduction of directors and officers’ insurance, and a $7.4 million decrease in general expenses—largely reflecting lower lease termination costs in 2023. Additionally, changes in the overhead allocation of General and administrative expenses are largely offset by the change in depreciation and consumables expenses.
Overhead allocation is the process of redistributing shared corporate costs across various departments or business units. This approach ensures that each piece of the organization bears its fair share of indirect expenses, thereby enhancing cost transparency and enabling more accurate financial analysis and decision-making.
These reductions reflect our ongoing cost-cutting initiatives focused on at optimizing general and administrative expenses. We have implemented measures to streamline operations, including renegotiating vendor agreements, consolidating office space to reduce rent, and restructuring our workforce to minimize wage-related expenses, all while maintaining operational efficiency.
Settlement of Accrued Research and Development expenses

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Settlement on accrued research and development expenses	$(14,935)	$—	$(14,935)	NM*
*NM = not meaningful
A $14.9 million gain from the settlement of previously accrued R&D expenses was recognized for the year ended December 31, 2024, with no comparable gain or loss in comparable year of 2023. This gain resulted from a settlement that resolved ongoing disputes over unpaid invoices due to Palantir. As of the date of settlement, we had accrued approximately $19.9 million of R&D expenses. Following arbitration, the parties reached a settlement which we agreed to pay Palantir $5.0 million. During the year ended December 31, 2024, we paid $0.2 million in cash and fulfilled the remaining $4.8 million obligation with the issuance of 1,080,294 shares of Class A Common Stock. We recognized a gain of $14.9 million, reflecting the difference between the accrued expenses and the final settlement amount paid to Palantir.
Lease Impairment, net

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Lease impairment, net	$1,847	$—	$1,847	NM*
NM = not meaningful
During the year ended December 31, 2024, we recorded a $1.8 million impairment loss related to lease right-of-use (“ROU”) assets. This loss resulted from moving out of a leased store facility, a leased research facility, and an administrative facility in China, as we worked with landlords to negotiate the related lease terminations.
We have taken steps to optimize our operational footprint by reducing unnecessary overhead to align with current needs. These initiatives, including lease terminations and renegotiations, have contributed to a more efficient cost structure and helped reduce ongoing lease obligations.

Loss on disposal of property, plant and equipment

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Loss on disposal on property, plant, and equipment	$1,667	$4,453	$(2,786)	(62.6)%
Loss on disposal on property, plant, and equipment decreased by $2.8 million for the year ended December 31, 2024, compared to the same period in 2023. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.
Change in Fair Value of Earnout Liability

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of earnout liability	$—	$2,033	$(2,033)	(100.0)%
During the year ended December 31, 2024, no earnout shares were re-measured at fair value, as the earnout remained classified in equity (Additional Paid-in Capital) following its reclassification in 2023. As a result, there was no impact on earnings from fair value adjustments.
In contrast, during the year ended December 31, 2023, a $2.0 million decrease in the earnout liability was recorded as a Change in fair value of earnout liability. The earnout was initially recorded as a liability in 2022 and continued to be remeasured at fair value until August 25, 2023, when it was reclassified to equity (Additional paid-in capital) upon obtaining sufficient authorized shares for settlement under ASC 815-40. This reclassification resulted in the earnout no longer meeting the criteria for liability classification, thereby ceasing subsequent fair value remeasurement through earnings.
Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options

	Year Ended December 31,		Change
(in thousands)	2024	2023		%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$(12,556)	$89,860	$(102,416)	(114.0)%
The Change in fair value of notes payable, warrant liabilities, and derivative call options decreased by $102.4 million for the year ended December 31, 2024, compared to the same period in 2023 resulting in a net loss on the change in fair value of the underlying instruments. This reduction was primarily driven by (i) an increase in the fair value of Junior Secured SPA Notes, which were issued during 2024 (ii) the recognition and remeasurement of a derivative call option which caused a loss on change in fair value of $29.7 million and (iii) a $24.3 million loss upon issuance of the 2024 Unsecured SPA Notes. The fair value of our Junior Secured SPA Notes increased predominantly, driven by improvements in the conversion price of the debt, increases in our stock price, multiple repricing events and a reduced volatility assumption. The 2024 Unsecured SPA Notes generated losses at issuance as the notes and warrants were issued with substantially in the money conversion terms.
In contrast, during 2023 decreasing stock prices reduced the fair value of our outstanding notes payable and warrants as these instruments are remeasured based on stock price and volatility resulting in recognition of gain from Change in fair value of notes payable, warrant liabilities, and derivative call options.

Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Change in fair value of related party notes payable and related party warrant liabilities	$253	$7,101	$(6,848)	(96.4)%
The gain from Change in fair value of related party notes payable and related party warrant liabilities decreased during the year ended December 31, 2024, when compared with the same period in 2023 primarily due to decrease in activity associated with related parties notes payable carried at fair value. During 2024 we received from related parties gross cash proceeds of $1.5 million in exchange for the Unsecured Convertible Notes (as defined in Note 7, Notes Payable to the Notes to Consolidated Financial Statements) and converted 2023 Unsecured SPA Notes with an aggregate principal balance of $0.7 million. In contrast, during 2023 we received related parties gross cash proceeds $23.0 million and converted an aggregate principal balance of $22.3 million.
Loss on Settlement of Notes Payable

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Loss on settlement of notes payable	$(161,725)	$(217,019)	$55,294	(25.5)%
The decrease in the Loss on settlement of notes payable of $55.3 million during the year ended December 31, 2024 was driven by a 30% decrease in the notes payable conversion activity during the period compared with the same period in 2023. During 2024, noteholders converted $141.0 million of principal balance of notes payable compared to $222.9 million of principal balance in 2023. Additionally, we recorded a loss on extinguishment of debt, stemming from contractual modifications to our SPA Portfolio Notes, of $13.1 million in 2023 but only $2.7 million in 2024, further contributing to the overall decrease. The decrease was partially offset by a higher average loss on settlement per dollar of principal during 2024.
Loss on Settlement of Related Party Notes Payable

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Loss on settlement of related party notes payable	$(14,295)	$(20,045)	$5,750	(28.7)%
During the year ended December 31, 2024 a related party converted 2023 Unsecured SPA Notes. with an aggregate principal balance of $0.7 million in exchange for 33,107 shares. We recognized a $0.2 million Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument In addition, as discussed in Note 8, Related Party Transactions in the notes to the Consolidated Financial Statements, we also recognized a $14.1 million loss on related party notes from the recognition of interest and penalties and the increase of principal due to our breach of the agreement with Chongqing Leshi Small Loan Co., Ltd. (“Chonqing”). There was no comparable related party loss in the comparable prior year period.
During the year ended December 31, 2023, a related party converted 2023 Unsecured SPA Notes with an aggregate principal balance of $22.3 million in exchange for 125,267 shares of Class A Common Stock. We recognized a Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument

Interest Expense

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Interest expense	$(7,895)	$(2,288)	$(5,607)	245.1%
Interest expense increased by $5.6 million for the year ended December 31, 2024, compared to the same period in 2023. This increase was primarily due to financial obligations associated with the FF ieFactory California manufacturing facility in Hanford, California. We pursued a sale-leaseback arrangement for this facility to generate liquidity for operational and facility enhancements. However, due to conditions within the sale-leaseback agreement, the transaction was treated as a financing arrangement under U.S. generally accepted accounting principles (“GAAP”), resulting in interest expense rather than lease expense.
Related Party Interest Expense

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Related party interest expense	$(8,710)	$(753)	$(7,957)	1056.7%
Related party interest expense increased by $8.0 million for the year ended December 31, 2024, compared to the same period in 2023. The increase was primarily due to our default on the loan with our related party lender Chongqing, in the first quarter of 2024, which triggered an increase in the interest rate as well as additional interest expense and penalties.
Other Expense, net

	Year Ended December 31,		Change
(in thousands)	2024	2023	Amount	%
Other expense, net	$(1,448)	$(2,437)	$989	(40.6%)
Other expense, net decreased $1.0 million for the year ended December 31, 2024, compared to the same period in 2023. In 2024, the U.S. dollar's continued strengthening against the Chinese yuan (CNY) resulted in a foreign currency transaction loss within Other expense, net. However, this loss was smaller than the loss recorded in 2023, contributing to the overall reduction in Other expense, net.

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
Preparation of Financial statements
The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Consolidated Financial Statements have been prepared on a basis that assumes we will continue as a going concern, and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
Capital Investment, SPA Portfolio Notes, and Future Equity Plans
We have and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of its electric vehicle platform, development of vehicle models, finalizing the build out of the FF ieFactory California manufacturing facility, and capital raising. We have incurred cumulative losses from operations, negative cash flows from operating activities, and we have an accumulated deficit of $4,314.3 million, an unrestricted cash balance of $7.2 million and a negative working capital position of $120.9 million as of December 31, 2024. During 2024, we funded our operations and capital needs primarily through the issuance of notes payable and related party notes payable convertible notes (see Note 7, Notes Payable and Note 8, Related Party Transactions), and the sale of Common Stock.
Debt Commitments under SPA Portfolio Notes and Other Notes
SPA Portfolio Notes: We have issued various financing arrangements collectively known as the SPA Portfolio Notes. These are categorized as follows: (i) Secured SPA Notes; (ii) 2023 Unsecured SPA Notes; (iii) Junior Secured SPA Notes; (iv) and 2024 Unsecured SPA Notes. As of December 31, 2024, the SPA Portfolio Notes were in good standing.
Pursuant to the SPA Portfolio Notes commitments (collectively the “SPA Commitments”) (see Note 7, Notes Payable and Note 8, Related Party Transactions), we obtained commitments from several investors. On December 31, 2024, the SPA Commitments totaled $614.5 million, of which $405.3 million was funded, $209.2 million remained to be funded, and $43.2 million in principal was outstanding. On December 31, 2024, optional commitments under the SPA Commitments totaled $426.0 million, of which $50.9 million was funded, $375.1 million remained to be funded, and $3.1 million was outstanding. The remaining amounts to be funded as of December 31, 2024, are subject the achievement of delivery milestones, satisfaction of closing conditions, resolving disputes with investors, and satisfaction or waiver of other conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes.
We may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional incremental convertible senior secured note purchasers under the SPA Commitments or other debt or equity financing in a timely manner, on acceptable terms, or at all.
Other Financing Arrangements and Related Party Notes: Additional financing is provided via convertible debt instruments, equipment financing arrangements, and related party notes that support our operations and capital expenditures. As of December 31, 2024, all notes were in good standing.
Standby Equity Purchase Agreement, At-The-Market Offering, and Equity Issuance Constraints
Standby Equity Purchase Agreement
On November 11, 2022, we entered into the SEPA, which expires in November 2025. Under the terms of the SEPA, we may, at our option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate at our option) of Class A Common Stock to Yorkville, subject to certain limitations. As of December 31, 2024, we had the right to issue and sell up to an additional $192.5 million, or $342.5 million if we exercise our option under the SEPA.

At-The-Market Offering
In addition, on September 26, 2023, we entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC, as sales agents, to sell shares of Class A Common Stock, from time to time, with aggregate gross sales proceeds of up to $90.0 million pursuant to the Registration Statement as an “at-the-market” offering under the Securities Act (the “ATM Program”). Under applicable SEC rules and regulations, because we failed to timely file our Form 10-K for the year ended December 31, 2023, as well as our Form 10-Q for the quarter ended March 31, 2024, we will not be eligible to access the ATM Program until August 1, 2025, at the earliest.
Equity Issuance Constraints
Our ability to issue and sell additional shares of Common Stock or warrants to support ongoing capital needs is further constrained by the number of authorized shares. In addition to outstanding shares, we must also consider shares reserved for issuance under convertible debt, warrants or other obligations with equity rights. In addition, equity issuances can potentially trigger various anti-dilution features in our debt and equity instruments that increase the number of shares to be issued and/or reduce the exercise price. This could result in us having inadequate authorized shares to meet its outstanding commitments.
Capital Needs, FX Series Production, and Bankruptcy Risk
We project that we will require substantial additional funds to continue operations and support production of the FF 91, and we also plan to initiate production of our FX Series of vehicles. If additional capital is not secured, we will not have sufficient resources to meet our obligations and continue operations, which could result in bankruptcy protection and asset liquidation, with equity holders receiving little to no recovery. However, the anticipated start of FX Series production is expected to generate new revenue streams and enhance operational performance, thereby partially mitigating near-term cash flow pressures. However, if additional capital is not secured, we will not have sufficient resources to meet our obligations and continue operations, which could result in bankruptcy protection and asset liquidation, with equity holders receiving little to no recovery.
Funding Alternatives and Risks
We continue to explore various funding and financing alternatives to fund our ongoing operations and to ramp up production. The particular funding and financing mechanisms, terms, timing, and amounts depend on our assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. However, there have been delays in securing additional funding commitments, which have exacerbated supply chain pressures, among other things. If our ongoing capital raising efforts are unsuccessful or significantly delayed, or if we experience prolonged material adverse trends in our business, production will be delayed or decreased, and actual use of cash, production volume and revenue for 2025 will vary from our previously disclosed forecasts, and such variances may be material. While we are actively engaged in negotiations with potential financing sources, we may be unable to raise additional capital on terms acceptable to us or at all. In addition to the risk that our assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Capital needs to fund development of the our remaining product portfolio will highly depend on the market success and profitability of the FF 91 and the launch of the FX series, and our ability to accurately estimate and control costs. Apart from the FF 91 series and FX series, substantial additional capital will be required to fund operations, research, development, and design efforts for future vehicles.
Going Concern and Future Capital Strategy
Despite our diversified financing structure - including the SPA Portfolio Notes, convertible debt instruments, and equipment financing, and targeted inflows from new debt, and anticipated equity - and our current cash flow projections, our recurring operating losses and continuing negative cash flows from operations continue to raise substantial doubt about our ability to continue as a going concern.
Sources of Liquidity
As of December 31, 2024, our principal source of liquidity was cash on hand totaling $7.1 million, which was held for working capital and general corporate purposes. We also have access to various sources of additional capital, including the SEPA and the SPA Commitments. Our ability to access these sources of capital and further information on amounts available is discussed in Note 2, Liquidity and Capital Resources and Going Concern, of the notes to the Consolidated Financial Statements included in this Form 10-K.

Significant Related Party Notes Payable and Notes Payable Facilities
We have been significantly funded by notes payable from related parties and third parties. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by our founder and Chief Product and User Ecosystem Officer. For more information on the outstanding related party notes payable and notes payable as well as the related schedules of maturities, see Note 7, Notes Payable, and Note 8, Related Party Transactions, of the notes to the Consolidated Financial Statements included in this Form 10-K.
We have entered into notes payable agreements with third parties, which consist of the following as of December 31, 2024:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates			Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%	-	15%	$3,118	$2,651	$(312)	$5,457
2023 Unsecured SPA Notes	Various dates in 2029	10%	-	15%	4,380	2,844	(508)	6,716
Junior Secured SPA Notes	September 2029	10%			28,840	13,163	(15,944)	26,059
2024 Unsecured SPA Notes	December 2029	10%			10,015	8,741	(11,724)	7,032
Notes payable – China other	Due on Demand	—%			4,173	—	—	4,173
Auto loans	October 2026	7%			51	—	—	51
					$50,577	$27,399	$(28,488)	$49,488

Notes payable, current								$4,224
Notes payable, long-term portion								$45,264
Related party notes payable consists of the following as of December 31, 2024:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Unsecured Convertible Note	April 2024 (1)	4.27%	$1,364
Notes Payable — China	April 2027	18.0%	4,382
Notes Payable on Demand — China	Due on Demand	—%	417
FFGP Note	Various 2024 (1)	4.27% - 5.27%	1,576
Convertible FFGP Note	'May 2024 (1)	4.27%	250
Other Notes	Due on Demand	12.00%	75
			$8,064

Related party notes payable, current			$5,310
Related party notes payable, long-term			$2,754

Cash Flow Analysis

	For the Year Ended December 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(70,186)	$(278,178)
Investing activities	$(7,382)	$(31,109)
Financing activities	$80,733	$291,446
Effect of exchange rate changes on cash and restricted cash	$(16)	$3,352
Operating Activities
We continue to experience negative operating cash flows as we advance the design and development of our vehicles and expand our infrastructure in both the United States and China. Our operating cash flows are significantly affected by fluctuations in working capital components, including changes in personnel expenses, accounts payable, accrued interest, other current liabilities, deposits, and current assets. For the year ended December 31, 2024, net cash used in operating activities was $70.2 million, compared to $278.2 million for the same period in 2023—an improvement of $208.0 million.
Net Loss: The reduction of $75.9 million in Net loss is an improvement in 2024 compared to the same period in 2023; however, this figure includes various non-cash transactions that are excluded when calculating cash flow from operating activities.
Non-cash adjustments: Non-cash adjustments increased by $62.5 million in 2024 compared to the same period in 2023. This increase was comprised of a $105.6 million increase in fair value adjustments on Change in fair value of notes payable, warrant liabilities, and derivative call options, and a $29.0 million increase in Depreciation and amortization expense. These adjustments were partially offset by a $55.3 million decrease in Loss on settlement of notes payable and a $14.9 million gain from settling previously accrued R&D expenses. As these adjustments do not represent actual cash changes, they are disclosed for reconciliation purposes consistent with the cash flow statement.
Changes in working capital: Changes in working capital increased by $69.6 million in 2024 compared to the same period in 2023. For the year ended December 31, 2024, changes in working capital included favorable shifts in our operating assets and liabilities. Notable contributors to the change were a $36.0 million change in Inventory balances, a $40.9 million change in Accrued expenses and other current and non-current liabilities, and a $19.8 million change in Other current and non-current assets. These were partially offset by a $22.6 million change in Accounts payable, and an $15.0 million change in Deposits. While these figures are detailed in the cash flow statement, they underscore the critical role that effective working capital management has played in reducing our operating cash outflows. The reductions in cash outlays for working capital purposes result from our cost-saving and cash management measures.
Investing Activities
Net cash used in investing activities was $7.4 million and $31.1 million for the years ended December 31, 2024 and 2023, respectively. This change was driven by a significant decrease in the acquisition of fixed assets due to the reduction of liquidity.
Financing Activities
Amid a challenging financing environment, we are actively seeking strategic opportunities to boost our cash reserves and support growth using a mix of convertible loans and non-convertible funding. For the year ended December 31, 2024, financing activities provided a net cash inflow of $80.7 million, compared to a net cash inflow of $291.4 million in 2023—a reduction of $210.7 million which is reflective of the challenging financing environment we continue to experience. In 2024, proceeds from notes payable were $68.1 million, down by $142.3 million from $210.5 million in 2023. Similarly, proceeds from related party notes payable fell to $3.1 million in 2024 from $21.0 million in 2023, a decrease of $17.9 million. Moreover, financing proceeds from other financial obligations transactions fell to $11.8 million in 2024 from $24.9 million in 2023—a reduction of $13.1 million.
Additionally, in 2023 we raised $34.5 million from common stock sales; no similar financing activities occurred in 2024. During 2024 we were largely unable to raise capital through sales of our common stock due to our loss of S-3 eligibility along with the low trading price of our common stock. Sales of our common stock at low trading prices would have triggered the full ratchet anti-dilution price protections embedded in our SPA Portfolio Notes.

Effect of Exchange Rate Changes on Cash and Restricted Cash
The exchange rates effect on cash and restricted cash was $0.0 million and $3.4 million for the years ended December 31, 2024, and 2023, respectively. The effects of exchange rate changes on cash and restricted cash result from fluctuations on the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Yuan. Fluctuations in exchange rates against the U.S. Dollar may positively or negatively affect our operating results.
Off-Balance Sheet Arrangements
We did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, we did not have any off-balance sheet arrangements as of December 31, 2024, and 2023.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP generally accepted accounting principles. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities, and the reported amounts of expenses during the reporting period. Management has based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values that are not readily apparent from other sources.
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
For a description of our significant accounting policies, see Note 1, Nature of Business and Organization, Basis of Presentation, and Summary of Significant Accounting Policies of the notes to Consolidated Financial Statements included elsewhere in this Form 10-K. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Consolidated Financial Statements. Management believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.
Impairment of Long-Lived Assets
Description
We assesses our long-lived assets, consisting primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset groups) may not be recoverable. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
Judgements and Uncertainties
The recoverability of long-lived assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to the assets carrying values. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value.
These forecasted undiscounted cash flows represent management’s best estimates of the future outcomes. Assumptions that are significant to estimate the cash flows utilized include but are not limited to management’s estimates of future production, sales revenue, lease revenue and all related costs as well as other assumptions such as future capital expenditures, volumetric growth rates and rates of capital funding.
Effect if Actual Results Differ from Assumptions
Increases or decreases in cash flow assumptions could cause corresponding increases to or decreases to the estimates of undiscounted cash flow amounts. Decreases in cash flow assumptions could cause management to conclude that the assets (or asset groups) in question may not be recoverable, and an asset impairment could be required.

Recognition and disclosure of contingent liabilities, including litigation reserves
Description
We are, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
As of December 31, 2024, and 2023, we have accrued legal contingencies of $9.1 million and $21.6 million, respectively, recorded within Accrued expenses and other current liabilities and Accounts payable for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable.
Judgements and Uncertainties
Contingent liabilities, including litigation reserves involve a significant amount of judgment in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events.
Effect if Actual Results Differ from Assumptions
If further developments or resolutions of a contingent matter are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period related to an existing contingent matter.
Fair Value Measurements and Fair Value of Related Party Notes Payable and Notes Payable
Description
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
We have elected the fair value option for certain related party notes payable and notes payable with embedded derivatives. Specifically, the SPA Portfolio Notes and the Unsecured Convertible Notes, as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 7, Notes Payable, Note 8, Related Party Transactions and Note 14, Fair Value of Financial Instruments). The Company used a binomial lattice model and discounted cash flow methodology to value these notes. The significant assumptions used in the models include the volatility of our Class A Common Stock, our expectations around the full ratchet trigger, our debt discount rate based on a CCC rating, annual dividend yield, and the expected life of the instrument.
Judgements and Uncertainties
Fair value measurement applies to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring and nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, we consider the principal or most advantageous market in which we would transact and assumptions that market participants would use when pricing the asset or liability.
The accounting guidance for fair value measurement requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:
•Level 1 — Valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities, or funds.
•Level 2 — Valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 instruments typically include U.S. government and agency debt securities, and corporate obligations. Valuations are usually obtained through market data of the investment itself as well as market transactions involving comparable assets, liabilities or funds.

•Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
We estimate the fair value of convertible notes using a binomial lattice model where the significant assumptions used include the volatility of our Class A Common Stock, our expectations around the full ratchet trigger, the contractual term of the notes, the risk-free rate, annual dividend yield, and debt discount rate. Fair value measurements associated with the notes represent Level 3 valuations under the fair value hierarchy.
•Expected volatility of Class A Common Stock — We determine our expected volatility by weighing both the historical and implied average volatilities of publicly traded industry peers alongside our own trading history. We intend to continue applying this methodology, using the same or similar public companies, until sufficient historical data on the volatility of our Class A Common Stock becomes available. However, should circumstances change such that the identified companies no longer serve as appropriate comparables, more suitable publicly traded companies will be used in the calculation.
•Expectations around the full ratchet trigger — The notes include a provision to adjust the fixed conversion price if we issue equity at a lower price through certain issuance mechanisms. We estimate the probability of this event based on the current stock price.
•Risk-free interest rate — The risk-free interest rate used to value awards is based on the United States Treasury yield in effect at the time of issuance, corresponding to a period consistent with the expected term of the notes.
•Dividend yield — We have never declared or paid cash dividends and does not currently plan to do so in the foreseeable future.
•Debt discount rate — The debt discount rate was estimated by selecting a yield based on our credit rating, adjusting it for the instrument’s seniority, and applying a discount premium determined by the instrument's terms, its moneyness at issuance, and benchmarked against venture capital rates of return and similar instruments.
Effect if Actual Results Differ from Assumptions
Certain of the related party notes payable and notes payable contain embedded liquidation premiums with conversion rights that represent embedded derivatives whose value is directly related to the fair value of the Common Stock. As the value of the Common Stock increases, the value of these related party notes payable and notes payable increases, and as the value of Common Stock decreases, the value of these related party notes payable and notes payable decrease. Subsequent fluctuations in our stock price that are different from the results of the historical volatility assumptions utilized may result in gains or losses on the settlement of the notes.
Fair Value of Warrants
Description
We measure certain warrants at fair value, mainly related to the Junior Secured SPA Notes and the 2024 Unsecured SPA Notes, as the warrants meet the requirements for liability classification pursuant to ASC 480-10, Distinguishing Liabilities from Equity. The Junior SPA Warrants could require cash settlement upon events that are considered outside of the control of the Company. Upon exercise, any difference between the fair value measurement and the exercise price would be recorded to the statement of operations.
Judgements and Uncertainties
We estimate the fair value of warrants using a Monte Carlo simulation model where the significant assumptions used include the volatility of our Class A Common Stock, our expectations around the full ratchet trigger, the contractual term of the warrant, the risk-free rate and annual dividend yield. Fair value measurements associated with the liability-classified warrants represent Level 3 valuations under the fair value hierarchy.
•Expected volatility of Class A Common Stock — We determine the expected volatility by weighing the historical and implied average volatilities of publicly traded industry peers and our own trading history. We intend to continue to consistently apply this methodology using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our Class A Common Stock price becomes available, unless circumstances change such that the identified companies are no longer similar to FF, in which case more suitable companies whose stock prices are publicly available would be utilized in the calculation.

•Expectations around the full ratchet trigger — The warrants contain a provision to adjust the strike price if we issue equity, under certain equity issuance mechanisms, at a lower price. Management estimates the probability of this based on the current stock price.
•Risk-free interest rate — The risk-free interest rate used to value awards is based on the United States Treasury yield in effect at the time of grant for a period consistent with the expected term of the award.
•Dividend yield — We have never declared or paid any cash dividends and does not presently plan to pay cash dividends for the foreseeable future.
Effect if Actual Results Differ from Assumptions
These estimates involve inherent uncertainties and the application of management’s judgment. If we had made different assumptions, the fair value of warrants and the effect on the statement of operations could have been different. An increase in the risk-free interest rate will increase the estimated fair value of a stock option grant, while a decrease in these factors will have an opposite effect. Likewise, a decrease in volatility will decrease the estimated fair value of a stock option grant, while an increase in this factor will have the opposite effect.
We do not expect to change the dividend yield assumption in the near future.
Fair Value of Incremental Warrants — Derivative Call Options
Description
The Junior Secured SPA Investors and the 2024 Unsecured SPA Investors were issued incremental warrants to purchase additional Junior Secured SPA Notes and 2024 Unsecured SPA Notes, respectively (the “Incremental Warrants”), up to the amounts originally funded under their commitments. The Incremental Warrants, presented in the Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a one-year term from the date of issuance. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions.
Judgements and Uncertainties
We estimate the fair value of the Incremental Warrants using a Monte Carlo simulation model where the significant assumptions used include the volatility of our Class A Common Stock, our expectations around the full ratchet trigger, the contractual term of the Incremental Warrants, the risk-free rate and annual dividend yield. The underlying convertible notes and the warrants issuable upon the exercise of the incremental warrant were assumed to be exercisable up to the maximum allowable amount. Additionally, the terms of these instruments were presumed to be consistent with those of the convertible notes and warrants issued in connection with the Incremental Warrants. Fair value measurements associated with the liability-classified derivatives represent Level 3 valuations under the fair value hierarchy.
•Expected volatility of Class A Common Stock — We determine the expected volatility by weighing the historical and implied average volatilities of publicly traded industry peers and our own trading history. We intend to continue to consistently apply this methodology using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our Class A Common Stock price becomes available, unless circumstances change such that the identified companies are no longer similar to us, in which case more suitable companies whose stock prices are publicly available would be utilized in the calculation.
•Expectations around the full ratchet trigger — the Incremental Warrants contain a provision to adjust the strike price if we issue equity, under certain equity issuance mechanisms, at a lower price. Management estimates the probability of this based on the current stock price.
•Risk-free interest rate — The risk-free interest rate used to value awards is based on the United States Treasury yield in effect at the time of grant for a period consistent with the expected term of the award.
•Dividend yield — We have never declared or paid any cash dividends and does not presently plan to pay cash dividends for the foreseeable future.
Effect if Actual Results Differ from Assumptions
These estimates involve inherent uncertainties and the application of management’s judgment. If we had made different assumptions, the fair value of the Incremental Warrants could have been different. An increase in the risk-free interest rate will increase the estimated fair value of the underlying notes and warrants, while a decrease in these factors will have an opposite effect. Likewise, a decrease in volatility will decrease the estimated fair value of the underlying notes and warrants, while an increase in this factor will have the opposite effect.

Recent Accounting Pronouncements
See the sections titled “Recent Accounting Pronouncements” in Note 1, Nature of Business and Organization, Basis of Presentation, and Summary of Significant Accounting Policies in our Consolidated Financial Statements included elsewhere in this Form 10-K for a discussion about our recently adopted accounting pronouncements and the recently issued accounting pronouncements not yet adopted which are determined to be applicable to us.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information under this Item as we qualify as a “smaller reporting company.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Faraday Future Intelligent Electric Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Faraday Future Intelligent Electric Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited the adjustments to the 2023 financial statements to retrospectively apply the effects of the 1-for-40 reverse stock split discussed in Notes 1 and 12 and to apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures discussed in Note 1, and the effects of the reclassifications described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.
Explanatory Paragraph Regarding Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations since inception, has continued net cash outflows from operating activities, and has an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2024.

Melville, New York
March 31, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Faraday Future Intelligent Electric Inc.
Opinion on the Financial Statements
We have audited before the effects of the adjustments to retrospectively apply the effects of the 1-for-40 reverse stock split discussed in Note 1 and to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Note 1 and the effects of the reclassifications described in Note_1, the accompanying consolidated balance sheet of Faraday Future Intelligent Electric Inc. and subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). The 2023 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the 1-for-40 reverse stock split described in Note 1, and to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Note 1 present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the effects of the 1-for-40 reverse stock split described in Note 1 and the effects of the reclassifications described in Note_1, and to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Macias Gini & O’Connell LLP.
Explanatory Paragraph Regarding Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 in the consolidated financial statements, the Company has incurred operating losses since inception, has continued cash outflows from operating activities, and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

/s/ Mazars USA LLP
We served as the Company’s auditor from 2022 to 2024.
New York, NY

May 28, 2024

Faraday Future Intelligent Electric Inc.
Consolidated Balance Sheets
Years Ended December 31, 2024 and December 31, 2023
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash	$7,144	$1,898
Restricted cash	30	2,127
Accounts receivable	—	7
Inventory, net	27,486	34,229
Deposits	31,094	31,382
Other current assets	6,127	21,721
Total current assets	71,881	91,364
Property, plant and equipment, net	348,587	417,812
Operating lease right-of-use assets, net	1,761	16,486
Other non-current assets	3,171	4,877
Total assets	$425,400	$530,539
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$71,414	$93,170
Accrued expenses and other current liabilities	45,677	55,109
Related party accrued expenses and other current liabilities	11,077	7,282
Warrant liabilities	28,864	285
Related party warrant liabilities	—	21
Accrued interest	25	25
Related party accrued interest	23,227	753
Other financing liabilities, current portion	761	—
Operating lease liabilities, current portion	2,128	3,621
Notes payable	4,224	91,150
Related party notes payable	5,310	9,760
Total current liabilities	192,707	261,176
Other financing liabilities, long term portion	38,698	25,483
Operating lease liabilities, long term portion	14	14,306
Notes payable, long term portion	45,264	—
Related party notes payable, long term portion	2,754	—
Derivative call options	29,709	—
Other liabilities	1,287	1,338
Total liabilities	310,433	302,303
Stockholders’ equity
Class A Common Stock, 0.0001 par value; 99,815,625 and 1,232,292 shares authorized; 65,919,127 and 1,060,833 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	6	—
Class B Common Stock, 0.0001 par value; 4,429,688 and 54,688 shares authorized; 6,667 and 6,667 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, 0.0001 par value; 10,000,000 shares authorized; 1 and zero shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	4,421,563	4,180,873
Accumulated other comprehensive income	7,744	5,862
Accumulated deficit	(4,314,346)	(3,958,499)
Total stockholders’ equity	114,967	228,236
Total liabilities and stockholders’ equity	$425,400	$530,539
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2024 and 2023
(in thousands, except share and per share data)

	2024	2023
Revenue	$539	$784
Cost of revenue	84,029	42,607
Gross profit	(83,490)	(41,823)
Operating expenses
Research and development	25,227	132,021
Sales and marketing	9,278	22,836
General and administrative	43,164	82,888
Settlement on accrued research and development expenses	(14,935)	—
Lease impairment, net	1,847	—
Loss on disposal on property, plant, and equipment	1,667	4,453
Change in fair value of earnout liability	—	2,033
Total operating expenses	66,248	244,231

Loss from operations	(149,738)	(286,054)
Change in fair value of notes payable, warrant liabilities, and derivative call options	(12,556)	89,860
Change in fair value of related party notes payable and related party warrant liabilities	253	7,101
Loss on settlement of notes payable	(161,725)	(217,019)
Loss on settlement of related party notes payable	(14,295)	(20,045)
Interest expense	(7,895)	(2,288)
Related party interest expense	(8,710)	(753)
Other expense, net	(1,448)	(2,437)
Loss before income taxes	(356,114)	(431,635)
Income tax benefit (expense)	267	(109)
Net loss	$(355,847)	$(431,744)

Per share information (See Note 16):
Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	(19.61)	$(1,792.44)
Diluted	(19.61)	$(1,792.44)
Weighted average common shares used in computing net loss per share of Class A and Class B Common Stock:
Basic	18,529,525	240,869
Diluted	18,529,525	240,869

Total comprehensive loss
Net loss	$(355,847)	$(431,744)
Foreign currency translation adjustment	1,882	2,357
Total comprehensive loss	$(353,965)	$(429,387)
The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022 (as restated)	58,682	$—	6,667	$—	$3,724,242	$3,505	$(3,526,755)	$200,992
Conversion of notes payable and accrued interest into Class A Common Stock (see Note 7)	625,650	—	—	—	360,668	—	—	360,668
Change in classification of warrants from Additional paid-in capital to liability pursuant to the Warrant Exchange (see Note 7)	—	—	—	—	(6,811)	—	—	(6,811)
Reclassification of February 28, 2023 earnout shares liability to equity due to authorized share increase (see Note 11)	—	—	—	—	5,014	—	—	5,014
Reclassification of February 28, 2023 stock-based awards liability to equity due to authorized share increase (see Note 11)	—	—	—	—	8,978	—	—	8,978
Reclassification of earnout shares from equity to liability on April 21, 2023 due to insufficient authorized shares (see Note 11)	—	—	—	—	(2,112)	—	—	(2,112)
Reclassification of stock-based awards from equity to liability on April 21, 2023 due to insufficient authorized shares (see Note 11)	—	—	—	—	(2,979)	—	—	(2,979)
Reclassification of August 25, 2023 earnout shares liability to equity due to authorized share increase	—	—	—	—	1,381	—	—	1,381
Reclassification of August 25, 2023 stock-based awards liability to equity due to authorized share increase	—	—	—	—	2,043	—	—	2,043
Issuance of common stock	368,803	—	—	—	34,492	—	—	34,492
Reverse stock split round up share issuances	2,040	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,101	—	—	5,101
Exercise of warrants	5,326	—	—	—	51,276	—	—	51,276
Exercise of stock options	6	—	—	—	44	—	—	44
Issuance of shares for RSU vesting net of tax withholdings	352	—	—	—	(464)	—	—	(464)
Cancellations	(26)	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	2,357	—	2,357
Net loss	—	—	—	—	—	—	(431,744)	(431,744)
Balance as of December 31, 2023	1,060,833	$—	6,667	$—	$4,180,873	$5,862	$(3,958,499)	$228,236

The accompanying notes are an integral part of these consolidated financial statements.

Faraday Faraday Future Intelligent Electric Inc.
Consolidated Statements of Stockholders’ Equity — (Continued)
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	1,060,833	$—	6,667	$—	$4,180,873	$5,862	$(3,958,499)	$228,236
Conversion of notes payable and accrued interest into Class A Common Stock (see Note 7)	62,101,798	6	—	—	226,335	—	—	226,341
Reclassification of SPA Warrants from liability to equity	—	—	—	—	160	—	—	160
Issuance of common stock and warrants	—	—	—	—	10	—	—	10
Settlement of Palantir dispute with issuance of Class A Common Stock (see Note 10)	1,080,294	—	—	—	4,800	—	—	4,800
Purchase of Class A Common Stock under Salary Deduction and Stock Purchase Agreements (see Note 11)	49,659	—	—	—	102	—	—	102
Grow Fandor Contribution	—	—	—	—	250	—	—	250
Chongqing related party debt restructuring (see Note 8)	—	—	—	—	661	—	—	661
Reverse stock split related round up share issuances	306,779	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,382	—	—	8,382
Issuance of shares for RSU vesting net of tax withholdings	1,319,764	—	—	—	(10)	—	—	(10)
Foreign currency translation adjustment	—	—	—	—	—	1,882	—	1,882
Net loss	—	—	—	—	—	—	(355,847)	(355,847)
Balance as of December 31, 2024	65,919,127	$6	6,667	$—	$4,421,563	$7,744	$(4,314,346)	$114,967

The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Cash Flows
(in thousands)

	2024	2023
Cash flows from operating activities
Net loss	$(355,847)	$(431,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	71,442	42,473
Amortization of operating lease right-of-use assets and intangible assets	2,588	2,992
Non-cash interest expense	1,929	—
Stock-based compensation	8,382	9,167
Reserve on inventory	476	—
Loss on disposal on property, plant, and equipment	1,667	4,453
Loss from failed sale leaseback arrangement	—	5,173
Loss on lease impairment	1,847	—
Loss on settlement of notes payable	161,725	217,019
Loss on settlement of related party notes payable	14,295	20,045
Gain on foreign exchange	—	(2,068)
Gain on settlement on accrued research and development expenses	(14,935)	—
Change in fair value of notes payable, warrant liabilities, and derivative call options	15,058	(90,518)
Change in fair value of related party notes payable and related party warrant liabilities	(253)	(7,101)
Other	963	1,075
Changes in operating assets and liabilities:
Deposits	(706)	14,337
Inventory	6,267	(29,772)
Other current and non-current assets	16,907	(2,884)
Accounts payable	(8,804)	13,785
Accrued expenses and other current and non-current liabilities	(1,573)	(42,481)
Accrued interest expense	—	588
Accrued related party interest expense	8,710	—
Financial obligations on lease back transaction	2,876	—
Operating lease liabilities	(3,200)	(2,717)
Net cash used in operating activities	(70,186)	(278,178)
Cash flows from investing activities
Proceeds from the sale of equipment	198	—
Payments for property and equipment	(7,580)	(31,109)
Net cash used in investing activities	(7,382)	(31,109)
Cash flows from financing activities
Proceeds from notes payable, net of original issuance discount	68,111	210,450
Payments of notes payable and other financing obligations	(428)	—
Payments of notes payable issuance costs	(2,087)	(2,503)
Proceeds from related party notes payable	3,075	21,008
Capital contributions	250	—
Proceeds from other financial obligations	11,812	24,897
Payments of finance lease obligations	—	(1,016)
Proceeds from exercise of stock options	—	44
Proceeds from exercise of warrants	—	4,074
Proceeds from issuance of Class A Common Stock	—	34,492
Net cash (used in) provided by financing activities	80,733	291,446
Effect of exchange rate changes on cash and restricted cash	(16)	3,352
Net (decrease) increase in cash and restricted cash	3,149	(14,489)
Cash and restricted cash, beginning of period	4,025	18,514
Cash and restricted cash, end of period	$7,174	$4,025

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Cash Flows — (Continued)
(in thousands)
The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	2024	2023
Cash and restricted cash
Cash	$7,144	$1,898
Restricted cash	30	2,127
	$7,174	$4,025

Supplemental disclosure of cash flow information
Cash paid for interest	$4,865	$465

Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment included in accounts payable and accrued expenses	$44,540	$48,037
Write off of a finance lease pursuant to lease back transaction	$—	$6,917
Obtaining right-of-use asset in exchange for operating lease liabilities	$30	$—
Issuance of Class A Common Stock under the Salary Deduction and Stock Purchase Agreements	$102	$—
Shares Withheld for RSU tax obligations	$10	$—
Issuance of Exchange Note	$—	$16,500
Conversion of notes payable, related party notes payable and accrued interest into Class A Common Stock	$67,113	$123,460
Conversion of related party notes payable and related party accrued interest into Class A Common Stock	$—	$12,662
Reclassification of August 25, 2023 stock-based awards liability to equity due to authorized share increase	$—	$2,043
Reclassification of stock-based awards from equity to liability on April 21, 2023 due to insufficient authorized shares	$—	$2,979
Reclassification of February 28, 2023 stock-based awards liability to equity due to authorized share increase	$—	$8,978
Issuance of warrants with the SPA Portfolio Notes	$34,440	$34,269
Reduction in warrants pursuant to the Exchange Agreement	$—	$16,506
Reclassification of warrants from equity to liability	$—	$6,811
Reclassification of August 25, 2023 earnout shares liability to equity due to authorized share increase	$—	$1,381
Reclassification of earnout shares from equity to liability on April 21, 2023 due to insufficient authorized shares	$—	$2,112
Reclassification of February 28, 2023 earnout shares liability to equity due to authorized share increase	$—	$5,014
De-recognition of right-of-use assets and lease liabilities due to lease modifications	$3,394	$—

Supplemental disclosure of noncash operating activities
Settlement of Palantir dispute with issuance of Class A Common Stock	$4,800	$—

The accompanying notes are an integral part of these consolidated financial statements.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

1.Nature of Business and Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Nature of Business and Organization
Unless otherwise stated or the context requires otherwise, references herein to the “Company,” “FFIE,” “FFAI,” “Faraday” “we,” “us,” and “our” mean Faraday Future Intelligent Electric Inc. and its wholly-owned subsidiaries, and controlled and managed entities.
The Company is a holding company incorporated in the State of Delaware on February 11, 2020, conducts its operations through its subsidiaries and is headquartered in 18455 S. Figueroa Street, Gardena, CA 90248.
The Company operates in a single operating segment and designs and engineers next-generation, intelligent, electric vehicles. The Company manufactures its vehicles at its production facility in Hanford, California, known as “FF ieFactory California” and has additional engineering, sales, and operations capabilities in China. The Company has created innovations in technology, products, and a user-centered business model that are being incorporated into its planned electric vehicle platform.
Principles of Consolidation
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and all other entities in which the Company has a controlling financial interest, including the accounts of any variable interest entity, in which the Company has a controlling financial interest and for which it is the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). All intercompany transactions and balances have been eliminated upon consolidation.
Basis of Presentation
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP and in accordance with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) requires management to make estimates and assumptions which affect the reported amounts in the Consolidated Financial Statements.
Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis management evaluates its estimates, including those related to the: (i) recognition and disclosure of contingent liabilities, including litigation reserves; (ii) fair value of related party notes payable and notes payable; (iii) calculations for evaluating potential long-term asset impairment; and (iv) valuation of warrants and other derivative instruments. Such estimates often require the selection of appropriate valuation methodologies and financial models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions, financial inputs, or circumstances.
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
Foreign Currency
The Company determines the functional and reporting currency of each of its international subsidiaries based on the primary currency in which they operate. The functional currency of the Company’s foreign subsidiaries in China is their local currency, Chinese Yuan (“CNY”). For foreign subsidiaries where the functional currency is their local currency, assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the balance sheet date, stockholders’ equity (deficit) is translated at the applicable historical exchange rate, and expenses are translated using the average exchange rates during the period. The effect of exchange rate changes resulting from the translation of the foreign subsidiary financial statements is accounted for as a component of accumulated other comprehensive income in the Consolidated Balance Sheets.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Concentration of Risk
Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash, restricted cash, and deposits. Substantially all of the Company’s cash and restricted cash is held at financial institutions located in the United States of America and in the People’s Republic of China. The Company maintains its cash and restricted cash with major financial institutions. At times, cash and restricted cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250 thousand per depositor per institution) and China Deposit Insurance Regulations limits (CNY ¥500 thousand per depositor per institution). Management believes the financial institutions that hold the Company’s cash and restricted cash are financially sound and, accordingly, minimal credit risk exists with respect to cash and restricted cash. Cash and restricted cash held by the Company’s non-U.S. subsidiaries is subject to foreign currency fluctuations against the U.S. Dollar. If, however, the U.S. Dollar is devalued significantly against the Chinese Yuan, the Company’s cost to develop its business in China could exceed original estimates.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
ASC 825-10, Financial Instruments, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument are reported in earnings at each subsequent reporting date. The Company has elected to apply the fair value option to certain related party notes payable and notes payable with conversion features as discussed in Note 14, Fair Value of Financial Instruments. The Company did not separately report interest expense attributable to the notes payable accounted for pursuant to the fair value option in the Consolidated Statements of Operations and Comprehensive Loss because such interest was included in the determination of the fair value of the notes payable and changes thereto.
Reverse Stock Splits and Recasting of Per-Share Amounts
On August 22, 2023, the Company's Board of Directors (the “Board”) approved the implementation of a 1-for-80 reverse stock split (the “Reverse Stock Split”) of the Common Stock and set the number of authorized shares of Common Stock to 3,860,938 (which is 308,875,000 divided by 80). The Reverse Stock Split was effected after market close on August 25, 2023, and shares of the Class A Common Stock and publicly traded warrants (the “Public Warrants”) began trading on a split-adjusted basis as of market open on August 28, 2023. As approved by the Company’s stockholders at a special meeting held on February 5, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the office of the Secretary of the State of Delaware to effect an increase in the number of authorized shares of Common Stock from 3,860,938 to 34,748,438.
On February 23, 2024, the Board approved the implementation of a 1-for-3 reverse stock split (the “Second Reverse Stock Split”) of the Common Stock and set the number of authorized shares of Common Stock to 11,582,813 (which is 34,748,438 divided by 3). The Second Reverse Stock Split was effected after market close on March 1, 2024, and shares of the Class A Common Stock par value $0.0001 per share and the Public Warrants began trading on a split-adjusted basis as of market open on July 31, 2024.
On August 4, 2024, the Board approved the implementation of a 1-for-40 reverse stock split (the “Third Reverse Stock Split”) of the Common Stock and set the number of authorized shares of Common Stock to 104,245,313. The Third Reverse Stock Split was effected after market close on August 16, 2024, and shares of the Class A Common Stock par value $0.0001 per share and the Public Warrants began trading on a split-adjusted basis as of market open on August 19, 2024.
All shares of Common Stock, Public Warrants, stock-based compensation awards, earnout shares and per share amounts contained in the Consolidated Financial Statements and accompanying notes have been retroactively adjusted to reflect the Reverse Stock Split, Second Reverse Stock Split and the Third Reverse Stock Split. In addition, proportionate adjustments were made to the number of shares of Class A Common Stock issuable upon exercise or conversion of the Company’s outstanding convertible debt securities and warrants, as well as the applicable exercise or conversion prices. See Note 12, Stockholders’ Equity, and Note 13, Stock-Based Compensation, for further discussion regarding the Reverse Stock Split, the Second Reverse Stock Split, and the Third Reverse Stock Split.
Segments
The Company operates in one operating segment and one reportable segment. The Company’s Global CEO and Chief Product and User Ecosystem Officer, acting jointly serving as co-Chief Operating Decision Makers (“CODMs”), regularly evaluate the Company’s financial performance using consolidated financial information at the total-company level. The CODMs receive regular financial and operational reporting that focuses primarily on the Company's consolidated loss from operations, overall cash flows, liquidity, and strategic initiatives.
For 2024, the Company adopted ASU 2023‑07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Management has identified Loss from operations, as presented in the Company's Consolidated Statements of Operations and Comprehensive Loss, as the primary measure used by the CODMs to evaluate the performance of the business and allocate resources. This measure is critical for a going concern that must carefully manage its cash outflows, particularly given that the timing of its cash inflows is influenced by external investor decisions. The Company defines “significant segment expense” as controllable operating costs that are regularly provided to and reviewed by management, which include the expenses presented in the Consolidated Statements of Operations and Comprehensive Loss as Cost of revenue, Research and development, Sales and marketing, and General and administrative.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Management closely tracks its expenditure on these key expense categories through regular reviews of cash balances, near‑term cash flow projections, monthly management reports, and project management reports. The CODMs, work in close collaboration with the Company’s business leaders to establish critical operational targets, set project timelines, and adjust spending plans. These leaders are responsible for implementing its strategic plans and revising targets and deadlines based on continuous internal communications and review meetings, thereby ensuring that any deviations from target spending or project timelines are promptly addressed. This rigorous oversight supports the Company’s strategic objectives to focus business activities the on the production, sales, and leasing of its FF 91 vehicles, and the planned launch of the FX Series vehicles.
In addition, the Company defines “other segment items” as other operating expense adjustments that arise from lease or other impairments, gains and losses on the sale or disposition of its fixed assets, or other market‑driven factors that impact Loss from operations presented in the Consolidated Statements of Operations and Comprehensive Loss and are not part of the Company’s recurring and controllable operating costs. By segregating these “Other Segment Items” from “loss from operations,” the Company provides investors with a clear view of the expenses that management can directly influence versus those driven by external factors.
Other potentially reportable items, such as separate automotive sales and leasing revenues (currently immaterial), geographic information, depreciation expense, interest expense, or other segment-specific activities, are not separately reviewed by the CODMs. Accordingly, these detailed segment components do not influence the CODMs’ decision-making or resource allocation processes and thus are not separately disclosed.
Reclassifications
In 2024, the Company reclassified $237.1 million of Loss on extinguishment of related party notes payable and notes payable into separate line items on the Consolidated Statements of Cash Flows to enhance financial reporting clarity. As a result, for the year ended December 31, 2023, this amount was reclassified as $217.0 million in Loss on settlement of notes payable and $20.0 million in Loss on settlement of related party notes payable.
In 2024, the Company reclassified $0.4 million from Loss (gain) on forgiveness of accounts payable and deposits, net to Other within the Consolidated Statements of Cash Flows for the year ended December 31, 2023. This reclassification increased the Other line item total from $0.7 million to $1.1 million in 2023.
These reclassifications on the Consolidated Statements of Cash Flows had no impact on the Company's net cash provided by operating activities, investing activities, or financing activities. The previously reported 2023 amounts have been adjusted to conform to the 2024 presentation.
Also in 2024, the Company reclassified $7.3 million of 2023 amounts from Accrued expenses and other current liabilities into Related party accrued expenses and other current liabilities to separately present the related party component within accrued expenses on the Consolidated Balance Sheets.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. The Company holds cash balances and does not have any instruments classified as cash equivalents as of the reporting dates presented.
Inventory
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
Property, Plant and Equipment, Net
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the assets lives, are charged to operating expense as incurred. Upon sale or disposition, the cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheets and any gain or loss is included in the Consolidated Statements of Operations and Comprehensive Loss.
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
Construction in process (“CIP”) consists of the construction activities related to the FF ieFactory California production facility in plant and tooling, machinery and equipment being built to serve the manufacturing of production vehicles. These assets are depreciated once put into service.
The amounts capitalized in CIP that are held at vendor sites relate to the completed portion of work-in-progress of tooling, machinery and equipment built based on the Company’s specific needs. The Company may incur storage fees or interest fees related to CIP which are expensed as incurred. CIP is presented within Property, Plant, and Equipment, Net in the Consolidated Balance Sheets.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, consisting primarily of property and equipment and right-of-use assets (“ROU”), for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset groups) may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to the assets carrying values. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Assets classified as held for sale are also assessed for impairment and such amounts are determined at the lower of the carrying amount or fair value, less costs to sell the asset.
During 2024, the Company recorded an impairment charge related to its right-of-use assets. See Note 10, Leases for further details. No other impairment charges for long-lived assets were recorded during the years ended December 31, 2024, and 2023.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments resulting from translating the financial statements of the Company’s foreign subsidiaries into U.S. dollars. These translation adjustments occur due to fluctuations in exchange rates between the subsidiaries' local currencies, primarily the Chinese Yuan.
Revenue Recognition
The following table disaggregates our revenue by major source:

(in thousands)	2024	2023
Automotive sales	$495	$771
Automotive leasing	44	13
	$539	$784
Automotive Sales Revenue
The Company began the production of its first vehicle the FF 91 Futurist (the “FF 91,” “FF 91 Futurist”, or “FF 91 2.0 Futurist Alliance”) in March 2023 and started making deliveries to customers in August 2023.
The Company recognizes automotive sales revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Automotive sales revenue includes cash deliveries of new vehicles, and specific other features and services including home charger, charger installation, twenty-four-seven roadside assistance, over-the-air (“OTA”) software updates, internet connectivity and destination fees that meet the definition of a performance obligation under ASC 606.
Revenue is recognized when control of the vehicle transfers upon delivery to the customer. Payments are typically received at the point control transfers or according to payment terms customary to the business as specified in the sales contract. Vehicle contracts do not contain a significant financing component. For obligations related to automotive sales, transaction prices are allocated among performance obligations based on relative standalone selling prices, determined using market prices, estimated internal costs, and comparable third-party offerings. The transaction price is allocated among the performance obligations in proportion to the standalone selling price of its performance obligations.
Other features and services as discussed above are provisioned upon transfer of control of the vehicle and are required to be recognized on a straight-line basis over the performance period, as the Company has a stand-ready obligation to deliver such services to the customer. However, due to immateriality, revenue from other features and services are combined with the vehicle performance obligation and recognized upon the transfer of the vehicle.
The Company provides certain customers with a residual value guarantee which may or may not be exercised in the future. Residual value guarantees provided to customers had an immaterial impact on revenue for the years ended December 31, 2024, and 2023.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Automotive Leasing Revenue
The Company accounts for its automotive leasing revenue program under ASC 606 and ASC Topic 842, Leases (“ASC 842”).
Operating Leasing Program: The Company offers a vehicle operating leasing program in the U.S., allowing qualifying customers to lease a vehicle directly from the Company for a lease term of up to 36 months. At the end of the lease term, customers are generally required to return the vehicle to the Company, at which point the Company may either sell or re-lease the returned vehicle. Leasing revenue from operating leases is recognized on a straight-line basis over the lease term, as long as collectability is probable in accordance with ASC 842. If collectability of lease payments is not probable at lease commencement, lease income is recognized on a cash basis, meaning payments received are recorded as revenue only when collected. Depreciation expense related to leased vehicles is recorded in cost of automotive leasing revenue on a straight-line basis over the lease term, reflecting the expected residual value of the vehicles at lease termination. Upfront payments related to lease agreements are deferred and recognized as revenue on a straight-line basis over the respective lease term. Taxes collected from customers in connection with automotive leasing transactions are excluded from the transaction price and reported separately in accordance with ASC 606.
Sales-Type Leasing Program: The Company enters into sales-type leases under ASC 842, in which customers have the right to purchase the leased vehicle at the end of the lease term, typically 36 months. A lease qualifies as a sales-type lease when the Company determines that the customer is reasonably certain to exercise the purchase option, and the Company therefore expects the customer to take title to the vehicle upon completion of all contractual payments. At lease commencement, if collectability of lease payments is probable, the Company derecognizes the leased vehicle and recognizes:
•Automotive leasing revenue for the present value of lease payments and any guaranteed residual value.
•Automotive leasing cost of revenue for the carrying value of the leased vehicle.
If collectability is not probable at lease commencement, the Company defers revenue recognition and records lease payments received as a deposit liability. The leased vehicle remains on the Company's balance sheet until collectability becomes probable, at which point revenue is recognized. For the years ended December 31, 2024, and 2023, revenue recorded under this program was immaterial to the Company’s consolidated financial statements.
Co-creation Arrangements
As part of the Company’s Futurist Product Officers (“FPO”) Co-Creation Delivery program, which began in August 2023, the Company has entered into co-creation agreements with certain customers. This arrangement leverages select sales and leasing customers to provide valuable driving data, insights, marketing, and brand awareness for the FF 91 vehicle. In exchange for these services, the Company compensates customers through either a monthly consulting fee or a discount on their lease payments. The services provided are considered distinct and could be purchased separately from a third party.
Management conducted a detailed evaluation of each customer’s services under the co-creation agreement, established relevant data points, and assigned a fair value to the services provided. Any payments exceeding the fair value of these services are treated as consideration paid to the customer and recorded as a reduction of revenue. For the years ended December 31, 2024, and 2023, the Company recognized $0.3 million and $0.4 million, respectively, in co-creation fees as a reduction of revenue in the Consolidated Statements of Operations and Comprehensive Loss. Additionally, the Company recorded $0.6 million and $0.4 million in co-creation fees as marketing expenses for the same periods. Co-creation fees related to R&D were considered immaterial and were included in Sales and marketing expenses in the Consolidated Statements of Operations and Comprehensive Loss.
Customer Deposits
The Company’s customers may reserve a vehicle and preorder certain services by making a customer deposit, which is fully refundable at any time. Refundable deposits, for vehicle reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits within Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets. Customer deposits were $3.0 million and $3.2 million as of December 31, 2024, and 2023, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Deferred Revenue
When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance before the transfer of products or services by the Company. Unlike customer deposits, which are refundable, these advance payments are non-refundable. The Company recognizes revenue when control of the vehicle or related services transfers to the customer and defers revenue only when payments are received for undelivered products or services. Deferred revenue represents the total transaction price allocated to performance obligations that remain unsatisfied or partially unsatisfied as of the balance sheet date. As of December 31, 2024, and 2023 deferred revenue related to products and services was immaterial.
Cost of Revenue
Automotive Sales Revenue
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense.
Cost of services and other revenue includes costs associated with providing non-warranty after-sales services, costs for retail merchandise, and costs to provide vehicle insurance. Cost of services and other revenue also includes direct parts and material. Cost of services and other revenue was immaterial for the years ended December 31, 2024, and 2023.
Automotive Leasing Program
Cost of automotive leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with direct sales-type leases and warranty expenses related to leased vehicles.
Warranties
The Company provides a manufacturer’s warranty on all vehicles sold. The warranty covers the rectification of reported defects via repair, replacement, or adjustment of faulty parts or components. The warranty does not cover any item that fails due to normal wear and tear. This assurance-type warranty does not create a performance obligation separate from the vehicle. Management tracks warranty claims by vehicle ID, owner, and date. As the Company continues to manufacture and sell more vehicles it will reassess and evaluate its warranty claims for purposes of its warranty accrual.

(in thousands)	2024	2023
Accrued warranty- beginning of period	$684	$—
Provision for warranty	34	731
Warranty costs incurred	(173)	(47)
Accrued warranty- end of period	$545	$684
Research and Development
Research and Development (“R&D”) costs are expensed as incurred and are primarily comprised of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees focused on R&D activities, other related costs, license fees, and depreciation and amortization. The Company’s R&D efforts are focused on design and development of the Company’s electric vehicles and continuing to prepare the Company’s prototype electric vehicle to achieve industry standards. Advanced payments for items and services related to R&D activities have been classified as Deposits in the Consolidated Balance Sheets and are included in operating activities on the Company’s Consolidated Statements of Cash Flows. The Company expenses deposits as the services are provided and prototype parts are received.
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation for employees engaged in sales and marketing activities. Additionally, these expenses include direct costs associated with promotional and marketing efforts. The Company’s marketing initiatives focus on increasing brand awareness for the FF Series and FX Series, with a particular emphasis on introducing the FF 91 to the market. Advertising costs—including media payments for ad placements in print, digital, TV, radio, and other channels, as well as production costs for creating ads (such as fees for hiring creative agencies, production crews, or purchasing creative services)—were immaterial for the years ended December 31, 2024 and 2023.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
Determining the grant date fair value of the awards using the Black-Scholes option pricing model requires management to make assumptions and judgments, including, but not limited to the following:
•Expected term: The estimate of the expected term of awards was determined in accordance with the simplified method, which estimates the term based on an averaging of the vesting period and contractual term of the option grant for employee awards. The Company uses the contractual term for non-employee awards.
•Expected volatility: The Company determines the expected volatility by weighing the historical average volatilities of publicly traded industry peers and its own trading history. The Company intends to continue to consistently apply this methodology using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s own Class A Common Stock price becomes available, unless circumstances change such that the identified companies are no longer similar to FF, in which case more suitable companies whose stock prices are publicly available would be utilized in the calculation.
•Risk-free interest rate: The risk-free interest rate used to value awards is based on the United States Treasury yield in effect at the time of grant for a period consistent with the expected term of the award.
•Dividend yield: The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends for the foreseeable future.
•Forfeiture rate: Effective January 1, 2023, stock-based compensation expense is reduced for forfeitures only when they occur. This change of accounting policy resulted in the recognition of a cumulative increase of prior stock-based compensation expenses totaling $1.8 million, which was recorded in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023.
•Fair value of Common Stock: The closing price of the Company’s Class A Common Stock on Nasdaq is used as the fair value of the Common Stock.
Income Taxes
The Company accounts for its income taxes using the asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the basis used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize those tax assets through future operations. The carrying value of deferred tax assets reflects an amount that is more likely than not to be realized. As of December 31, 2024, and 2023, the Company had recorded a full valuation allowance on net deferred tax assets because the Company expects it is more likely than not that the net deferred tax assets will not be realized.
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
The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense. There were no material interest or penalties for the years ended December 31, 2024 and 2023.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements
In early 2025, the Financial Accounting Standards Board (“FASB”) issued several ASUs to enhance financial reporting and provide clearer guidance on various accounting topics. As a December 31 year-end filer and a Smaller Reporting Company (“SRC”), the Company is required to adopt these ASUs in accordance with the effective dates applicable to SRCs. The Company is currently evaluating the impact of these ASUs on the Company’s financial statements and related disclosures. Below is a summary of these ASUs:
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency of income tax disclosures by requiring more detailed information about the rate reconciliation and income taxes paid, disaggregated by jurisdiction. This update is effective for the Company beginning January 1, 2026, and will first apply to the Company’s December 31, 2026, Form 10-K, with early adoption permitted.
In December 2024, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires public business entities to disclose additional details about certain expenses in the notes to financial statements, such as inventory purchases, employee compensation, depreciation, and intangible asset amortization. This standard is effective for the Company beginning January 1, 2027, and will first apply to the Company’s December 31, 2027, Form 10-K, with early adoption permitted.
In January 2025, the FASB issued ASU 2025-04, Leases (Topic 842): Common Control Arrangements. This ASU provides new guidance on lease arrangements between entities under common control, clarifying the criteria for determining whether a lease exists and how to account for such transactions. This update is effective for the Company beginning January 1, 2026, and will first apply to the Company’s December 31, 2026, Form 10-K, with early adoption permitted.
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
Preparation of Financial statements
The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Consolidated Financial Statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
Capital Investment, SPA Portfolio Debt, and Future Equity Plans
The Company has and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of its electric vehicle platform, development of vehicle models, finalizing the build out of the FF ieFactory California manufacturing facility, and capital raising. The Company incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $4,314.3 million, an unrestricted cash balance of $7.1 million and a negative working capital position of $120.9 million as of December 31, 2024. The Company delivered its first vehicles during 2023 and plans to launch its FX Series of vehicles, but expects to continue to generate significant operating losses for the foreseeable future. The Company has funded its operations and capital needs primarily through the issuance of notes payable and related party notes payable convertible notes (see Note 7, Notes Payable and Note 8, Related Party Transactions), and the sale of common stock.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Debt Commitments under SPA Portfolio Notes and Other Notes
SPA Portfolio Notes: The Company has issued various financing arrangements collectively known as the SPA Portfolio Notes. These are categorized as follows: (i) Secured SPA Notes; (ii) 2023 Unsecured SPA Notes; (iii) Junior Secured SPA Notes; (iv) and 2024 Unsecured SPA Notes. As of December 31, 2024, the SPA Portfolio Notes were in good standing.
Pursuant to the SPA Portfolio Notes commitments (collectively the “SPA Commitments”) (see Note 7, Notes Payable and Note 8, Related Party Transactions), the Company obtained commitments from several investors. As of December 31, 2024, the SPA Commitments totaled $614.5 million, of which $405.3 million was funded, $209.2 million remained to be funded, and $46.4 million in principal was outstanding. On December 31, 2024, Optional Commitments under the SPA Commitments totaled $426.0 million, of which $50.9 million was funded, $375.1 million remained to be funded, and $3.1 million was outstanding. The remaining amounts to be funded as of December 31, 2024, are subject to the achievement of delivery milestones, satisfaction of closing conditions, resolving disputes with investors, and satisfaction or waiver of other conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes.
Other Financing Arrangements and Related Party Notes: Additional financing is provided via convertible debt instruments, equipment financing arrangements, and related party notes that support the Company’s operations and capital expenditures. As of December 31, 2024, the Company was in good standing on all of its other financing arrangements and Related Party Notes.
The Company may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional incremental investors under the SPA Commitments or other debt or equity financing in a timely manner, on acceptable terms, or at all.
Standby Equity Purchase Agreement, At-The-Market Offering, and Equity Issuance Constraints
The Company has implemented a series of financing arrangements, including a Standby Equity Purchase Agreement with Yorkville and an At-The-Market offering. These initiatives are accompanied by equity issuance constraints, such as limitations imposed by authorized share counts and the impact of convertible securities and related provisions. Together, these elements define the Company’s approach to capital raising and its management of associated regulatory and contractual obligations.
Standby Equity Purchase Agreement (“SEPA”)
On November 11, 2022, the Company entered into the SEPA, which expires in November 2025. Under the terms of the SEPA, the Company may, at its option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate under the Company’s option) of Class A Common Stock to YA II PN Ltd. (“Yorkville”), subject to certain limitations. As of December 31, 2024, the Company had the right to issue and sell up to an additional $192.5 million, or $342.5 million if the Company exercises its option under the SEPA.
At-The-Market Offering
On September 26, 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC, as sales agents, to sell shares of Class A Common Stock, from time to time, with aggregate gross sales proceeds of up to $90.0 million pursuant to the Registration Statement as an “at-the-market” offering under the Securities Act (the “ATM Program”). Under applicable SEC rules and regulations, because the Company failed to timely file its Form 10-K for the year ended December 31, 2023, as well as its Form 10-Q for the quarter ended March 31, 2024, the Company will not be eligible to access the ATM Program until August 1, 2025, at the earliest.
Equity Issuance Constraints
The Company’s ability to issue and sell additional shares of Common Stock or warrants to support ongoing capital needs is further constrained by the number of authorized shares. In addition to outstanding shares, the Company must also consider shares reserved for issuance under convertible debt, warrants or other obligations with equity rights. In addition, equity issuances can potentially trigger various anti-dilution features in the Company’s debt and equity instruments that increase the number of shares to be issued and/or reduce the exercise price. This could result in the Company having inadequate authorized shares to meet its outstanding commitments.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Capital Needs, FX Series Production, and Bankruptcy Risk
The Company projects that it will require substantial additional funds to continue operations and support production of the FF 91, and it also plans to initiate production of its FX Series of vehicles. If additional capital is not secured, it will not have sufficient resources to meet its obligations and continue operations, which could result in bankruptcy protection and asset liquidation, with equity holders receiving little to no recovery. The anticipated start of FX Series production is expected to generate new revenue streams and enhance operational performance, partially mitigating near-term cash flow pressures; however, if additional capital is not secured, the Company will not have sufficient resources to meet its obligations or continue operations, potentially resulting in bankruptcy protection, asset liquidation, and minimal or no recovery for equity holders.
Funding Alternatives and Risks
The Company continues to explore various funding and financing alternatives to fund its ongoing operations and to ramp up production. The particular funding and financing mechanisms, terms, timing, and amounts depend on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. However, there have been delays in securing additional funding commitments, which have exacerbated supply chain pressures, among other things. If the Company’s ongoing capital raising efforts are unsuccessful or significantly delayed, or if the Company experiences prolonged material adverse trends in its business, production will be delayed or decreased, and actual use of cash, production volume and revenue for 2025 will vary from the Company’s previously disclosed forecasts, and such variances may be material. While the Company is actively engaged in negotiations with potential financing sources, it may be unable to raise additional capital on terms acceptable to it or at all. In addition to the risk that the Company’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Capital needed to fund the development of the Company’s remaining product portfolio will largely depend on market success and profitability of the FF 91 and the launch of the FX series, and the Company’s ability to accurately estimate and control costs. Apart from the FF 91 series and FX series, substantial additional capital would be required to fund operations, research, development, and design efforts for future vehicles.
Going Concern and Future Capital Strategy
Despite the Company’s diversified financing structure – including its SPA Portfolio Notes, convertible debt instruments, and equipment financing, and targeted inflows from new debt, and anticipated equity, the Company’s recurring operating losses and continuing negative cash flows from operations continue to raise substantial doubt about the Company’s ability to continue as a going concern.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
3.Inventory, net
Inventory, net, consists of the following as of:

(in thousands)	December 31, 2024	December 31, 2023
Raw materials (net of reserves)	$27,440	$33,345
Work in progress	46	572
Finished goods	—	312
	$27,486	$34,229
The inventory reserve was $3.3 million and $2.8 million as of December 31, 2024, and 2023, respectively.
4.Deposits and Other Current Assets
Deposits and other current assets consists of the following as of:

(in thousands)	December 31, 2024	December 31, 2023
Deposits
Deposits for research and development, prototype and production parts, and other	$29,318	$28,609
Deposits for goods and services yet to be received (“Future Work”)	1,776	2,773
	$31,094	$31,382

Other current assets	December 31, 2024	December 31, 2023
Prepaid expenses	$4,832	$13,309
Other current assets	1,295	$8,412
	$6,127	$21,721
Deposits for R&D, prototype and production parts, and other are recognized and reported as R&D expenses in the Consolidated Statements of Operations and Comprehensive Loss when services are provided or as prototype parts are received. In addition, during the years ended December 31, 2024 and 2023, the Company made deposits for inventory and property and equipment items which are classified as Deposits for goods and services yet to be received (“Future Work”).
Prepaid expenses primarily consist of software subscriptions and insurance, and Other current assets includes certain deferred expenses. As of December 31, 2024, and 2023, Other current assets also includes an insurance receivable relating to a legal settlement with a corresponding liability recognized in Accrued expenses and other current liabilities.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
5.Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consists of the following as of :

(in thousands)	December 31, 2024	December 31, 2023
Land, buildings and leasehold improvements	$111,443	$103,522
Computer hardware	2,397	2,195
Tooling, machinery and equipment	319,313	318,301
Vehicles	245	669
Lease vehicles	3,121	1,873
Computer software	4,339	4,301
Construction in process	27,563	36,491
	468,421	467,352
Less: Accumulated depreciation	(119,834)	(49,540)
	$348,587	$417,812
The Company’s CIP is primarily related to the construction of tooling, machinery and equipment for the FF ieFactory California. Tooling, machinery, and equipment are either held at Company facilities, primarily the FF ieFactory California, or at the vendor’s location until the tooling, machinery and equipment is completed.
The Company recognized Loss on disposal on property, plant, and equipment of $1.7 million, which included the derecognition of approximately $1.0 million in accumulated depreciation, and $4.5 million for the years ended December 31, 2024, and 2023, respectively. Depreciation and amortization expense totaled $71.4 million and $42.5 million for the years ended December 31, 2024, and 2023, respectively.
During 2024 and 2023, the Company disposed of $5.3 million and $9.6 million, respectively, of CIP relating to the abandonment of certain FF 91 program assets, including vendor tooling, machinery, and equipment. These disposals were primarily driven by the redesign of FF 91 components and the implementation of the Company’s cost reduction program. In addition, the Company wrote off costs with the construction of a sales office and warehousing equipment as part of its operational restructuring. Disposals of CIP of $5.3 million and $3.7 million were charged to operating expenses in the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2024, and 2023, respectively.
Asset Retirement Obligation
Due to the build out of the FF ieFactory California, the Company has an asset retirement obligation (“ARO”) totaling $0.8 million and $0.7 million for the years ended December 31, 2024, and 2023, respectively. The ARO is recorded to Other liabilities with a corresponding ARO asset within Land, buildings and leasehold improvements and Tooling, machinery, and equipment. The ARO asset is depreciated to operating expense over the remaining term of the lease through December 2027.
6.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities—which include both third-party and related-party balances—comprise the following items as of:

(in thousands)	December 31, 2024	December 31, 2023
Accrued payroll and benefits	$27,713	$28,037
Accrued legal contingencies	9,091	21,590
Customer deposits	3,027	3,246
Other current liabilities	16,923	9,518
	$56,754	$62,391

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
7.Notes Payable
The Company has entered into notes payable agreements with third parties. The tables below summarize these agreements as of December 31, 2024, and 2023, providing details on contractual maturity dates, contractual interest rates, unpaid principal balances, fair value adjustments, original issue discounts, including proceeds allocated to warrants, and net carrying values.

	December 31, 2024
(in thousands)	Contractual Maturity Date	Contractual Interest Rates			Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%	-	15%	$3,118	$2,651	$(312)	$5,457
2023 Unsecured SPA Notes	Various dates in 2029	10%	-	15%	4,380	2,844	(508)	6,716
Junior Secured SPA Notes	September 2029	10%			28,840	13,163	(15,944)	26,059
2024 Unsecured SPA Notes	December 2029	10%			10,015	8,741	(11,724)	7,032
Notes payable – China other	Due on Demand	—%			4,173	—	—	4,173
Auto loans	October 2026	7%			51	—	—	51
					$50,577	$27,399	$(28,488)	$49,488

Notes payable, current portion								$4,224
Notes payable, long-term portion								$45,264

	December 31, 2023
(in thousands)	Contractual Maturity Date	Contractual Interest Rates			Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%	-	15%	$100,052	$(15,501)	$(10,319)	$74,232
2023 Unsecured SPA Notes	Various dates in 2029	10%	-	15%	13,219	1,262	(2,543)	11,938	(1)
Notes payable – China other	Due on Demand	—%			4,898	—	—	4,898
Auto loans	October 2026	7%			82	—	—	82
					$118,251	$(14,239)	$(12,862)	$91,150

Notes payable, current portion								$91,150
Notes payable, long-term portion								$—
_____________________
(1) The 2023 Unsecured SPA Notes line item values above were updated to exclude related party balance of $542 thousand for comparability of the presentation with the current year. (See Note 8, Related Party Transactions.)

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Roll Forward of the Fair Value of Notes payable by Transaction Type
The following table presents a roll forward of the Company’s Notes payable balances from December 31, 2023 to December 31, 2024. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Unsecured Convertible Notes	Junior Secured SPA Notes	2024 Unsecured SPA Notes	Notes payable – China other	Auto loans	Total
Balance as of December 31, 2023 (a)	$74,232	$11,938	$—	$—	$—	$4,898	$82	$91,150
New Issuances (b)	10,701	—	34,885	9,950	1,755		—	57,291
Repayment of Debt (c)	—	—	—	—	—	—	(31)	(31)
Conversion of Debt to Equity (d)	(50,691)	(14,931)	—	(1,056)	—	—	—	(66,678)
Extinguishments of Debt (e)	5,158	(2,394)	(65)	—	—	—	—	2,699
Fair Value Adjustments of Debt (f)	(33,943)	(10,268)	328	9,665	—	—	—	(34,218)
Reclassification of Debt Between Debt Categories (g)	—	22,371	(35,148)	7,500	5,277	—	—	—
Other Adjustments (h)	—	—	—	—	—	(725)	—	(725)
Balance as of December 31, 2024 (i)	$5,457	$6,716	$—	$26,059	$7,032	$4,173	$51	$49,488

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2023.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts.
(c) Cash repayments of principal amounts during the period.
(d) Fair value of debt converted into equity during the period.
(e) Adjustments from amendments, modifications, or extinguishment of existing debt, in accordance with ASC 470-50, and presented as a component of 'Loss on settlement of notes payable' in the Consolidated Statements of Operations.
(f) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' in the Consolidated Statements of Operations.
(g) Transfers of amounts between debt categories, such as from secured to unsecured classifications.
(h) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(i) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2024.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The following table presents a roll forward of the Company’s Notes payable balances from December 31, 2022 to December 31, 2023 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Notes payable – China other	Auto loans	Total
Balance as of December 31, 2022 (a)	$26,008	$—	$4,997	$100	$31,105
New Issuances (b)	173,730	20,936	—	(18)	194,648
Repayment of Debt, including periodic interest on debt carried at fair value (c)	(1,167)	—	—	—	(1,167)
Conversion of Debt to Equity (d)	(114,252)	(9,135)	—	—	(123,387)
Extinguishments of Debt (e)	13,078	—	—	—	13,078
Fair Value Adjustments of Debt (f)	(23,165)	137	—	—	(23,028)
Other Adjustments (g)	—	—	(99)	—	(99)
Balance as of December 31, 2023 (h)	$74,232	$11,938	$4,898	$82	$91,150

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2022.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts.
(c) Cash repayments of principal amount and periodic interest, where fair value option is elected, during the period.
(d) Fair value of debt converted into equity during the period.
(e) Adjustments from amendments, modifications, or extinguishment of existing debt, in accordance with ASC 470-50, and presented as a component of Loss on settlement of notes payable in the Consolidated Statements of Operations.
(f) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and call option derivatives' in the Consolidated Statements of Operations.
(g) Miscellaneous changes not captured in other columns, such as currency adjustments.
(h) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2023.
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of Notes payable as of December 31, 2024, are as follows:

(in thousands)
Due on demand	$4,173
2025	—
2026	51
2027	—
2028	—
2029	39,546
Thereafter	6,807
$50,577

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The Company has issued various financing arrangements, including secured and unsecured notes, convertible notes, and loans. These are categorized as follows: (i) Secured SPA Notes; (ii) 2023 Unsecured SPA Notes; (iii) Unsecured Convertible Notes; (iv) Junior Secured SPA Notes; (v) 2024 Unsecured SPA Notes; (vi) Collateralized loan; (vii) Notes payable – China other; and (viii) Auto loans.
Below is a discussion of the terms, amendments, and financial impacts for each category of debt.
Secured SPA Notes
Overview and Terms
The Secured SPA Notes were issued under the Secured SPA Agreement dated August 14, 2022, with FF Simplicity Ventures LLC (“FFSV”) acting as administrative agent, collateral agent, and purchaser, along with additional purchasers. These senior secured convertible notes are supported by a second lien on substantially all of the Company’s assets and are guaranteed by the Company’s domestic subsidiaries.
The Secured SPA Notes bear an annual interest rate of 10%, increasing to 15% if interest is paid in shares of Class A Common Stock. Principal and interest are due at maturity, unless converted earlier pursuant to the Secured SPA Notes’ conversion privileges. Issued at a 10% original issue discount, these notes are convertible into Class A Common Stock at the lesser of a fixed conversion price or 90% of the VWAP for the trading day immediately prior to the conversion date. The Secured SPA Notes are subject to full ratchet anti-dilution price protection and as of December 31, 2024 the fixed price conversion price was $1.16. The Secured SPA Notes mature six-years from each date of issuance. The outstanding Secured SPA Notes, as of December 31, 2024, are scheduled to mature on various dates in 2029 and 2030.
In connection with the issuance of the Secured SPA Notes, the Company also granted to each purchaser a warrant (the “Secured SPA Warrants”) to purchase shares of Class A Common Stock equal to 33% of the shares issuable upon conversion of the aggregate principal amount under the Secured SPA Notes funded. The Secured SPA Warrants are subject to the same full ratchet anti-dilution price protection as the Secured SPA Notes. The Secured SPA Warrants are indexed to the Company’s Class A Common Stock and, as such, meet the scope exception in ASC 815-40 to be classified within equity.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Secured SPA Notes because the notes include features, such as a contingently exercisable put option, that meet the definition of an embedded derivative. The Company expenses transaction costs to Change in fair value of notes payable, warrant liabilities, and derivative call options or Change in fair value of related party notes payable and related party warrant liabilities, as applicable, in the Consolidated Statements of Operations and Comprehensive Loss. The Company also elected to apply the fair value option for other SPA Portfolio Notes.
Amendments and Modifications
The Secured SPA Notes have undergone several amendments:
•Sixth Amendment (February 3, 2023): This amendment introduced Tranche C Notes with an aggregate principal of up to $135.0 million at an original base conversion price of $10,080.00, subject to anti-dilution adjustments. Certain outstanding Secured SPA Notes totaling $31.0 million in principal were replaced with notes carrying a conversion price of $8,568.00. The change to the conversion price triggered accounting treatment under ASC 470-50, Debt—Modifications and Extinguishments (“ASC 470-50”) and the Company recognized a Loss on settlement of notes payable because the change in fair value of the conversion feature was substantial.
•Seventh Amendment (March 23, 2023): Accelerated funding timelines for $40.0 million of committed Tranche C Notes and $5.0 million of optional Tranche B Notes. Original issuance discounts for $25.0 million of Tranche C Notes and $5.0 million of Tranche B Notes were increased to 14% and 16%, respectively.
•Eighth Amendment (May 8, 2023): Reduced the floor price for conversion from $2,016.00 to $960.00 and lowered exercise prices for the remaining Secured SPA Notes and related warrants from $10,080.00 to $8,568.00. The change to the conversion price triggered accounting treatment under ASC 470-50, Debt—Modifications and Extinguishments (“ASC 470-50”) and the Company recognized a Loss on settlement of notes payable because the change in fair value of the conversion feature was substantial.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
•Unanimous Written Consents: During the six months ended June 30, 2024, the Company’s Board of Directors exercised its authority via a series of written consents (the “Unanimous Written Consents”) to adjust the principal conversion price of the Secured SPA Notes as it considered desirable. The Board chose to reduce the principal conversion price from $29.33 to 105% of the listed market price of the Company’s Common Stock at the close of the trading day on which a conversion notice is delivered. The adjustments to the principal conversion price were temporary in nature and contractually concluded on June 30, 2024. The actions of the Board in the Unanimous Written Consents did not trigger any full ratchet anti-dilution price protection in the Company’s debt and equity securities.
•Eleventh and Twelfth Amendments (July 11, 2024): Permitted entry into the Collateralized Loan by subordinating liens securing the Secured SPA Notes to liens under the Collateralized Loan (See Collateralized Loan below).
Waiver Agreement
The Waiver Agreement dated August 2, 2024, revised key financial terms of the Secured SPA Notes and 2023 Unsecured SPA Notes, including elimination of the Make-Whole Amount. The Make-Whole Amount was a provision that entitled noteholders to compensation for the interest they would have received had the notes been held to maturity. Additionally, pursuant to the Waiver Agreement, the holders agreed that accrued interest shall be due at maturity or conversion. Further, the conversion price was reduced to the lesser of (1) the conversion price then in effect, $29.33, subject to full ratchet anti-dilution price protection (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring thereafter) or (2) 90% of the VWAP of the Company’s Common Stock as of the trading day ended immediately prior to the time the conversion notice is delivered to the Company. The provisions of the Waiver Agreement will apply to all Secured SPA Notes and 2023 Unsecured SPA Notes currently issued or issuable in the future pursuant to the Secured SPA Agreement and 2023 Unsecured SPA Agreement.
In accordance with ASC 470-50, Debt—Modifications and Extinguishments, the changes pursuant to the Waiver Agreement qualified as an extinguishment because the change in the fair value of the conversion feature was substantial. Accordingly, the Company recognized a Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024, calculated as the difference between the reacquisition price of the debt and the net carrying amount of the notes.
Anti-Dilution Adjustments
During the year ended December 31, 2023, the Company entered into multiple dilutive stock sale and purchase transactions, that triggered the full ratchet anti-dilution price protections embedded in the Secured SPA Notes and Secured SPA Warrants. As a result, the fixed-price conversion price of the Secured SPA Notes and exercise price of the Secured SPA Warrants outstanding prior to such financings was reduced to a price equal to the price per share paid in the dilutive financings.

On September 5, 2024, the Company entered into the Junior Secured SPA Agreement, which triggered the full ratchet anti-dilution price protection in the Secured SPA Notes and Secured SPA Warrants. The issuance of the Junior Secured SPA Notes constituted a dilutive issuance, as the stated conversion price of $5.24 was less than the Secured SPA Notes and Secured SPA Warrant exercise price.

On December 21, 2024, the Company entered into the 2024 Unsecured SPA Notes, which triggered the full ratchet anti-dilution price protection in the Secured SPA Notes and Secured SPA Warrant. The issuance of the 2024 Unsecured SPA Notes constituted a dilutive issuance, as the stated conversion price of $1.16 was less than the Secured SPA Notes conversion price and Secured SPA Warrant exercise price.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Summary of Secured SPA Notes Activity
As of December 31, 2024, the fair value of the Secured SPA Notes was $5.5 million, compared to $74.2 million as of December 31, 2023. During the year ended December 31, 2024, the Company received cash proceeds, net of original issue discounts of $10.7 million in exchange for the issuance of the SPA Notes and incurred approximately $0.2 million in transaction costs. The Company converted debt with a principal amount of $108.8 million into 41,727,089 shares of the Company’s Class A Common Stock. The conversion of Secured SPA Notes into Class A Common Stock resulted in a Loss on extinguishment of $126.1 million. For the year ended December 31, 2024, the Company recognized $33.9 million gain from fair value remeasurement of Secured SPA Notes under ASC 825, recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options and $5.2 million loss on extinguishment triggered by the Waiver Agreement recorded in Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Loss.
During the year ended December 31, 2023, the Company received cash proceeds, net of original issue discounts of $187.2 million in exchange for the issuance of the SPA Notes and incurred approximately $1.9 million in transaction costs. The Company converted debt with a principal amount of $188.1 million into 419,646 shares of the Company’s Class A Common Stock. The conversion of Secured SPA Notes into Class A Common Stock resulted in a Loss on extinguishment of $193.5 million. For the year ended December 31, 2023, the Company recognized $23.2 million gain from fair value remeasurement of Secured SPA Notes under ASC 825, recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options and $13.1 million loss on extinguishment triggered by the Sixth and Eighth Amendments recorded in Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Loss.
2023 Unsecured SPA Notes
Overview and Terms
The 2023 Unsecured SPA Notes were issued under the Unsecured SPA Agreement dated May 8, 2023, with various investors including Metaverse Horizon Limited (“MHL”), a related party. These notes are unsecured and have terms similar to the Secured SPA Notes, except they lack collateral backing.
The 2023 Unsecured SPA Notes bear an annual interest rate of 10%, increasing to 15%, if interest is paid in shares of Class A Common Stock. Principal and interest are due at maturity, unless converted earlier pursuant to the 2023 Unsecured SPA Notes’ conversion privileges. Issued at a 10% original issue discount, these notes are convertible into the Company’s Class A Common Stock at a lesser of a fixed conversion price or 90% of the VWAP for the trading day immediately prior to the conversion date. The 2023 Unsecured SPA Notes are subject to full ratchet anti-dilution price protection and as of December 31, 2024 the fixed price conversion price was $1.16. The 2023 Unsecured SPA Notes mature primarily six-years from each date of issuance. The outstanding 2023 Unsecured SPA Notes, as of December 31, 2024, are scheduled to mature on various dates in 2029 and 2030.
In connection with the issuance of the 2023 Unsecured SPA Notes, the Company also granted to each purchaser a warrant (the “2023 Unsecured SPA Warrants”) to purchase shares of Class A Common Stock equal to 33% of the shares issuable upon conversion of the aggregate principal amount under the Secured SPA Notes funded. The 2023 Unsecured SPA Warrants are subject to the same full ratchet anti-dilution price protection as the 2023 Unsecured SPA Notes. The 2023 Unsecured SPA Warrants are indexed to the Company’s Class A Common Stock and, as such, meet the scope exception in ASC 815-40 to be classified within equity.
The activity below does not include related party transactions, which are discussed separately in Note 8, Related Party Transactions.
Amendments and Modifications
•First Amendment (June 26, 2023): Allowed purchasers to defer commitments if operational milestones were unmet. This amendment did not alter cash flows and resulted in no gain or loss.
Waiver Agreement
The Waiver Agreement dated August 2, 2024, revised the terms of the Secured SPA Notes and 2023 Unsecured SPA Notes. The terms of the 2023 Unsecured SPA Notes are substantially similar to those of the Secured SPA Notes and were similarly impacted by the Waiver Agreements. Details of the Waiver Agreements and their effects on the Secured SPA Notes and 2023 Unsecured SPA Notes are discussed in the section on Secured SPA Notes.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Anti-Dilution Adjustments
During the year ended December 31, 2023, the Company entered into multiple dilutive stock sale and purchase transactions, that triggered the full ratchet anti-dilution price protections embedded in the 2023 Unsecured SPA Notes and 2023 Unsecured SPA Warrants. As a result, the fixed-price conversion price of the 2023 Unsecured SPA Notes and exercise price of the 2023 Unsecured SPA Warrants outstanding prior to such financings was reduced to a price equal to the price per share paid in the dilutive financings.
On September 5, 2024, the Company entered into the Junior Secured SPA, which triggered the full ratchet anti-dilution price protection in the 2023 Unsecured SPA Notes and 2023 Unsecured SPA Warrants. The issuance of the Junior Secured SPA Notes constituted a dilutive issuance, as the stated conversion price of $5.24 was less than the 2023 Unsecured SPA Notes and 2023 Unsecured SPA Warrant exercise price.
On December 21, 2024, the Company entered into the 2024 Unsecured SPA Notes, which triggered the full ratchet anti-dilution price protection in the 2023 Unsecured SPA Notes and 2023 Unsecured SPA Warrant. The issuance of the 2024 Unsecured SPA Notes constituted a dilutive issuance, as the stated conversion price of $1.16 was less than the 2023 Unsecured SPA Notes conversion and Secured SPA Warrant exercise price.
Summary of 2023 Unsecured SPA Notes Activity
As of December 31, 2024, the fair value of the 2023 Unsecured SPA Notes was $6.7 million, compared to $11.9 million as of December 31, 2023. During the year ended December 31, 2024, the Company did not receive cash proceeds or incur transaction costs, in exchange for the issuance of the 2023 Unsecured SPA Notes. Instead, the Company exchanged Unsecured Convertible Notes with a principal balance of $19.9 million for 2023 Unsecured SPA Notes with a principal of $22.1 million and fair value of $22.4 million. The Company converted debt with a principal amount of $31.0 million into 19,368,059 shares of the Company’s Class A Common Stock. The conversion of 2023 Unsecured SPA Notes into Class A Common Stock resulted in a Loss on extinguishment of $31.5 million.
During the year ended December 31, 2023, the Company received cash proceeds, net of original issue discounts of $23.3 million in exchange for the issuance of the SPA Notes and incurred approximately $0.2 million in transaction costs. The Company converted debt with a principal amount of $12.5 million into 85,830 shares of the Company’s Class A Common Stock. The conversion of Secured SPA Notes into Class A Common Stock resulted in a Loss on extinguishment of $9.2 million. For the year ended December 31, 2023, the Company recognized a net gain of $0.1 million, due to favorable fair value adjustments under ASC 825.
Unsecured Convertible Notes
Overview and Terms
In 2024, the Company issued unsecured convertible note (the “Unsecured Convertible Notes”). These Unsecured Convertible Notes, maturing three months from issuance, accrued interest at 4.27% and were convertible at issuance into Class A Common Stock, 2023 Unsecured SPA Notes, or a future security purchase agreement issued by the Company, which became the 2024 Unsecured SPA Notes. The activity below does not include related parties activity, discussed separately in Note 8, Related Party Transactions.
Summary of 2024 Unsecured Convertible Notes Activity
There were no outstanding Unsecured Convertible Notes as of December 31, 2024, following their conversion into other SPA Portfolio Notes. During the year ended December 31, 2024, the Company issued Unsecured Convertible Notes with a principal value of $34.9 million and exchanged the balance for Unsecured Convertible Notes for 2023 Unsecured SPA Notes, Junior Secured SPA Notes, and 2024 Unsecured SPA Notes.
Junior Secured SPA Notes
Overview and Terms
The Junior Secured SPA Notes were issued under the Junior Secured SPA dated September 5, 2024. These notes are secured by a second-priority lien on certain assets and bear an annual interest rate of 10%. Principal and interest are payable at maturity or at each conversion date. The notes are convertible along with accrued interest into Class A Common Stock at the lesser of (a) a fixed conversion price or (b) the greater of (1) the floor price, $1.05, or (2) the average VWAP of the common stock for the five previous trading days. Junior Secured SPA Notes are subject to full ratchet anti-dilution price protection and as of December 31, 2024 the fixed price conversion price was $1.16. These notes mature in September 2029.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The Junior Secured SPA Investors were given warrants (the “Junior SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the Junior Secured SPA Note funded. The Junior SPA Warrants are exercisable immediately with a term of five years. The Company issued to the placement agent for the transaction a warrant (the “Placement Agent Warrant”) identical to that of the Junior Secured SPA Investors for 202,768 shares of Common Stock, exercisable immediately. These warrants are subject to the same full ratchet anti-dilution price protection as the Junior Secured SPA Notes. The Company’s Junior SPA Warrants meet the requirements for liability classification pursuant to ASC 480-10, Distinguishing Liabilities from Equity. The Junior SPA Warrants could require cash settlement upon events that are considered outside of the control of the Company.
The Junior Secured SPA Investors were issued incremental warrants (the “Incremental Warrants”) to purchase additional Junior Secured SPA Notes up to the amounts originally funded under their original Junior Secured SPA Note commitments. The Incremental Warrants, presented in the Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a one-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions. See Note 14, Fair Value of Financial Instruments for further details on the Incremental Warrants.
Anti-Dilution Adjustments
On December 21, 2024, the Company entered into the 2024 Unsecured SPA Notes, which triggered the full ratchet anti-dilution price protection in the Junior Secured SPA Notes and Junior Secured SPA Warrants. The issuance of the 2024 Unsecured SPA Notes constituted a dilutive issuance, as the stated conversion price of $1.16 was less than the Junior Secured SPA Notes conversion and Junior Secured SPA Warrant exercise price.
Summary of Junior Secured SPA Notes Activity
During the year ended December 31, 2024, the Company received cash proceeds, net of original issue discounts of $22.5 million in exchange for the issuance of the SPA Notes and incurred approximately $1.3 million in transaction costs. The Company also exchanged Unsecured Convertible Notes with a principal balance of $7.5 million for Junior Secured SPA Notes with the same principal amount. The Company converted debt with a principal amount $1.1 million into 1,046,651 shares of the Company’s Class A Common Stock. The conversion of Junior Secured SPA Notes into Class A Common Stock resulted in a Loss on extinguishment of $1.4 million.
2024 Unsecured SPA Notes
Overview and Terms
The 2024 Unsecured SPA Notes were issued under the Unsecured SPA Agreement dated December 21, 2024. These notes bear an annual interest rate of 10%. Principal and interest are payable at maturity or at each conversion date. The notes are convertible along with accrued interest into Class A Common Stock at the lesser of (a) a fixed conversion price, which was $1.16 at issuance, or (b) the greater of (1) the floor price, $1.05, or (2) the lowest one-day VWAP of the common stock for the five previous trading days. 2024 Unsecured SPA Notes are subject to full ratchet anti-dilution price protection. These notes mature in December 2029.
The 2024 Unsecured SPA Investors were given warrants (the “2024 Unsecured SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the 2024 Unsecured SPA Notes funded. The 2024 Unsecured SPA Warrants are exercisable immediately with a term of five years. 2024 Unsecured SPA Warrants are subject to the same full ratchet anti-dilution price protection as the 2024 Unsecured SPA Notes. The Company’s 2024 Unsecured SPA Warrants meet the requirements for liability classification pursuant to ASC 480-10, Distinguishing Liabilities from Equity. The Junior SPA Warrants could require cash settlement upon events that are considered outside of the control of the Company in a manner that is not consistent with the holders of the Company’s Common Stock
The 2024 Unsecured SPA Investors were issued incremental warrants to purchase additional 2024 Unsecured SPA Notes up to the amounts originally funded under their original 2024 Unsecured SPA Note commitments. The Incremental Warrants, presented in the Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a one-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions. See Note 14, Fair Value of Financial Instruments for further details on the Incremental Warrants.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Summary of 2024 Unsecured SPA Notes Activity
During the year ended December 31, 2024, the Company received cash proceeds, net of original issue discounts of $2.5 million in exchange for the issuance of the SPA Notes and incurred approximately zero in transaction costs. The Company also exchanged Unsecured Convertible Notes with a principal balance of $7.5 million for 2024 Unsecured SPA Notes with the same principal amount.
Notes Payable – China Other
The Notes Payable – China Other are demand notes issued in prior periods, which are unsecured and carry no interest. These notes remain outstanding as of December 31, 2024.
Auto Loans
Overview and Terms
The Auto Loans finance the purchase of vehicles used by the Company. These loans are secured by the financed vehicles, bear an annual interest rate of 7%, and mature in October 2026.
Summary of Auto Loans Activity
For the year ended December 31, 2024, the Company repaid $31.0 thousand of debt.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
8.Related Party Transactions
The Company has entered into notes payable agreements with related parties. The Company receives funding via notes payable from various parties, including related parties. These related parties include employees as well as affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s founder and Chief Product and User Ecosystem Officer. The tables below summarize the related party note payable agreements as of December 31, 2024 and December 31, 2023, providing details on contractual maturity dates, contractual interest rates, and net carrying values.

	December 31, 2024
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Unsecured Convertible Note	April 2024 (1)	4.27%	$1,364
Notes Payable — China	April 2027	18.0%	4,382
Notes Payable on Demand — China	Due on Demand	—%	417
FFGP Note	Various 2024 (1)	4.27%	1,576
Convertible FFGP Note	'May 2024 (1)	4.27%	250
Other Notes	Due on Demand	12.0%	75
			$8,064

Related party notes payable, current			$5,310
Related party notes payable, long-term			$2,754
_______________
(1) The term was extended upon receipt of waivers of enforcement rights and remedies under the loan agreements, as described below, with the expected settlement in 2025.

	December 31, 2023
(in thousands)	Contractual Maturity Date	Contractual Interest Rates			Net Carrying Value
2023 Unsecured SPA Notes	August 2029	10%	-	15%	$542
Notes Payable — China	December 2023	18.0%			5,103
Notes Payable on Demand — China	Due on Demand	—%			3,789
FFGP Note	Various	5.27%			326
					$9,760

Related party notes payable, current					$9,760
Related party notes payable, long-term					$—

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of Related party notes payable as of December 31, 2024, are as follows:

(in thousands)
Due on demand	$492
2025	4,954
2026	2,003
2027	751
Thereafter	—
$8,200
The Company has issued various financing arrangements with related parties, categorized as follows: (i) 2023 Unsecured SPA Notes; (ii) Unsecured Convertible Note; (iii) Notes Payable — China; (iv) Notes Payable on Demand — China; (v) FFGP Note; and (vi) Convertible FFGP Note.
2023 Unsecured SPA Notes
In May 2023, June 2023, and October 2023, the Company issued unsecured convertible notes to MHL, a related party, under the 2023 Unsecured SPA Notes as the anchor investor. (For information on the terms of this note, see Note 7, Notes Payable 2023 Unsecured SPA Notes issued to third-parties.)
The Company elected the fair value option under ASC 825, Financial Instruments, for the 2023 Unsecured SPA Notes because the notes include features such as a contingently exercisable put option, which meets the definition of an embedded derivative. Transaction costs were expensed under “Change in fair value of related party notes payable and related party warrant liabilities” in the Consolidated Statements of Operations and Comprehensive Loss.
MHL converted $0.7 million and $22.3 million of gross principal balances in exchange for 33,107 and 125,267 Class A Common Stock shares during years ended December 31, 2024, and 2023, respectively. During the years ended December 31, 2024, and 2023, the Company recognized losses of $0.2 million and $20.0 million on the settlement (conversion) of related party notes payable into shares of Class A Common stock and losses of $0.1 million and $5.9 million, due to fair value adjustments under ASC 825.
As of December 31, 2024, there were no related party notes payable outstanding pursuant to the 2023 Unsecured SPA Notes, compared to $0.5 million as of December 31, 2023.
Unsecured Convertible Note
In January 2024, the Company issued an unsecured convertible note to MHL, a related party, in a principal amount of $1.5 million. The note was due three months from the date of issuance (April 2024), accrues interest at an annual rate of 4.27% per annum, and is convertible at the option of the holder into either Class A Common Stock or into a 2023 Unsecured SPA Note. If conversion into Class A Common Stock was elected, the conversion price would be based on the latest closing price of the Company’s Class A Common Stock on the conversion date.
In April 2024, the note entered default due to non-payment upon maturity. Subsequent to the reporting date but prior to the issuance of this Form 10-K for the year ended December 31, 2024, MHL fully waived its enforcement rights and remedies under the loan agreement with respect to the outstanding principal balance until final settlement. As a result, the note was no longer considered in default as of December 31, 2024. The Company settled the note subsequent to December 31, 2024, as described in Note 17, Subsequent Events.
The Company elected to apply the fair value option under ASC 825, Financial Instruments, for this note, based on its expectation that the note will be exchanged into SPA Portfolio Notes pursuant to the holder’s conversion rights. SPA Portfolio Notes include features such as a contingently exercisable put option, which meet the definition of an embedded derivative under applicable accounting standards.
For the year ended December 31, 2024 the Company recognized a gain in the amount of and $0.1 millions in Change in fair value of related party notes payable and related party warrant liabilities within the Consolidated Statements of Operations and Comprehensive Loss. This gain reflects the adjustment to the note’s fair value during the reporting period.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

Notes Payable — China
The Company has outstanding debt payable to Leshi Small Loan Co., Ltd. (“Chongqing”), a related party, also known as “Notes Payable — China.” In 2022, Chongqing agreed to modify the debt agreement, contingent on the Company making an initial payment of 10% of the agreed upon discounted principal amount. Under the modified terms, the Company received a waiver of accrued interest, a reduction in the principal balance, and an extended repayment schedule requiring full payment of the discounted principal by December 31, 2023. However, The Company did not pay the outstanding principal amount in full by the maturity date of December 31, 2023, and as a result, in January 2024 the Company incurred substantial interest and penalties. Per the terms of the 2022 agreement, in the event of a default at maturity all outstanding interest and penalties since the inception of the original agreement reverted to Chongqing and the discounted principal balance returned to the full unpaid amount. As a result, the Company recognized a loss of $14.1 million shown as component of Loss on settlement of related party notes payable in the Consolidated Statements of Operations and Comprehensive Loss.
In December 2024, the Company repaid $0.1 million and entered into supplementary agreements with Chongqing, further restructuring its outstanding debt. The December 2024 agreements largely restored the debt to amounts outstanding prior to the default on December 31, 2023. If the Company defaults again on its payment plan with Chongqing the interest and penalties accrued since the inception of the original agreement and the note principal will revert back to Chongqing in proportion to the unpaid portion of the discounted principal balance. The agreements maintain an 18.0% stated interest rate for the debt and establish a payment plan for periodic principal and interest payments until the revised maturity date of April 2027. The Company accounted for the restructuring as a troubled debt restructuring under ASC 470-60, Debt – Troubled Debt Restructurings by Debtors. As a result of the restructuring, the Company recognized a gain of $0.7 million in additional paid-in capital, reflecting the related party nature of the transaction. Following the restructuring and subsequent principal payments, the Company's Notes Payable—China is in good standing as of December 31, 2024.
As of December 31, 2024, the principal value of this note payable was $4.4 million, compared to $5.1 million as of December 31, 2023. As of December 31, 2024 and 2023, the Company had accrued but unpaid interest and penalties of $23.1 million and $0.7 million recorded in Related party accrued interest on the Consolidated Balance Sheets.
Notes Payable on Demand — China
The Company's notes payable with investors based in China ("Notes Payable on Demand — China") bear a zero percent interest rate. The outstanding balance as of December 31, 2024, and 2023, was $0.4 million and $3.8 million, respectively. During the year ended December 31, 2024, the Company converted $3.4 million of these notes to Related party accrued expenses and other current liabilities. This conversion was undertaken to streamline the Consolidated Balance Sheets by reclassifying the liability to better reflect its underlying nature, align with agreements with related parties, and enhance clarity regarding the Company’s liquidity and operational obligations.
FFGP Note
In November 2023 and January 2024, the Company issued unsecured promissory notes to FFGP Investment Holding I, LLC (“FFGP”), a related party, in an aggregate principal amount of $1.6 million. These notes, referred to as the “FFGP Note”, was due three months from their respective dates of issuance and accrued interest at either 4.27% or 5.27%.
In April 2024, the note entered default due to non-payment upon maturity. Subsequent to the reporting date but prior to the issuance of this Form 10-K for the year ended December 31, 2024, FFGP fully waived its enforcement rights and remedies under the loan agreement with respect to the outstanding principal balance until final settlement. As a result, the FFGP Note is in good standing as of December 31, 2024. The carrying values of the FFGP Note were $1.6 million and $0.3 million as of December 31, 2024, and 2023, respectively.
Convertible FFGP Note
In February 2024, the Company and FFGP entered into an unsecured convertible note in the amount of $0.3 million. The note referred to as the “Convertible FFGP Note”, has a maturity date of May 2024 accrued interest at a rate of 4.27% per annum, and is convertible into the Company’s Class A Common Stock at the holder’s option. The conversion price is the latest closing price of the Company’s Class A Common Stock on the conversion date.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
In May 2024, the note entered default due to non-payment upon maturity. Subsequent to the reporting date but prior to the issuance of this Form 10-K for the year ended December 31, 2024, FFGP fully waived its enforcement rights and remedies under the loan agreement with respect to the outstanding principal balance until final settlement. As a result, the Convertible FFGP Note is in good standing as of December 31, 2024. The carrying value of the Convertible FFGP Note was $0.3 million as of December 31, 2024.
Related Party Accounts Payable, Accrued Liabilities and Other Significant Transactions
The Company engages in various related party transactions that do not involve notes payable, including property leases, consulting services, advertising services, and other financial arrangements with entities affiliated with its founder, key executives, and their family members. This section excludes related party notes, which are discussed separately, and focuses on summarizing the nature, terms, and financial impacts of these non-debt-related transactions as of December 31, 2024, and 2023, including payments, outstanding balances, and other key details.
X-Butler previously known as Warm Time Inc. (“Warm Time”) and Ocean View Drive Inc. (“Ocean View”) Transactions
The Company leased two real properties, located in Rancho Palos Verdes, California (the “Rancho Palos Verdes Properties”), from X-Butler from January 1, 2018, through March 31, 2022. X-Butler in turn leased the Rancho Palos Verdes Properties from Yueting Jia, the Company’s founder and Chief Product and Ecosystem Officer. The Rancho Palos Verdes Properties were used by the Company to provide long-term or temporary housing to employees of the Company (including a former Global CEO). According to the agreement between the parties, the Company paid X-Butler for rent and certain services, including catering, room services and organization of meetings, external gatherings and events, for the Rancho Palos Verdes Properties. For the years ended December 31, 2024, and 2023, the Company paid to X-Butler $0.1 million and $0.1 million, respectively, for rent and business development services rendered to the Company and its executives. The Company has recorded approximately $0.3 million and $0.1 million in Accounts Payable as of December 31, 2024, and 2023, respectively.
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
FF Global Transactions and Consulting Services
FF Global is considered a related party because it exercises significant control over our Board of Directors. Additionally, the Company maintains several key financial and service agreements with FF Global.
On July 30, 2022, the Company entered into a preliminary term sheet (the “Preliminary Term Sheet”) with FF Top, a subsidiary of FF Global, setting out a summary of the preliminary terms and conditions for FF Top’s assistance in arranging a proposed convertible term loan facility to the Company. In connection with the Preliminary Term Sheet, the Company agreed to reimburse FF Top for its reasonable and documented out-of-pocket legal and diligence fees and expenses incurred in connection with such financing efforts up to a $0.3 million cap (the “Original Cap”).
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
In early February 2023, FF Global requested from the Company a legal expense reimbursement of $6.5 million for costs incurred related to the governance changes at the Company, which has not been approved by the Board. FF Global may in the future continue to request additional expense reimbursements and indemnification from the Company.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
•Developing existing stockholder financing strategy, including with respect to retail investors and others.
•Assistance in risk management strategy.
•Assistance in capability build up and operation strategy.
The Consulting Services Agreement has an initial term of 12 months and automatically renews for successive 12 months periods unless earlier terminated in accordance with the terms thereof. Effective March 6, 2024, the Consulting Agreement renewed automatically. Either party may terminate the Consulting Services Agreement upon one month prior written notice to the other party. Upon any termination of the Consulting Services Agreement, the Company shall promptly pay FF Global any accrued but unpaid fees hereunder and shall reimburse FF Global for any unreimbursed expenses that are reimbursable thereunder. In addition, FF Global is entitled to reimbursement for all reasonable and documented out-of-pocket travel, legal, and other out-of-pocket expenses incurred in connection with their services, which expenses shall not exceed $0.1 million without the prior written consent of the Company. The Company paid $1.0 million and $1.8 million to FF Global during the years ended December 31, 2024, and 2023, respectively, pursuant to the Consulting Services Agreement. As of December 31, 2024, and 2023, the Company has $2.0 million and $0.6 million, respectively of amounts payable owed to FF Global recorded in Accounts payable and Accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Common Units of FF Global
During 2022, certain executives and employees of the Company were granted the opportunity to subscribe to 600,000 common units of FF Global. The subscription price of $20.00 per common unit(original price, pre reverse stock splits), payable by the executives and employees of the Company, was financed through non-recourse loans issued by FF Global payable in equal annual installments over ten years. The common units to be purchased with a non-recourse loan are required to be treated for accounting purposes as stock options granted by FF Global to executives and employees of the Legacy FF. The awards were valued using the Black-Scholes option pricing model. The grant date fair value of the units purchased through non-recourse loans was immaterial for the years ended December 31, 2024, and 2023.
Advertising Services Payable to Leshi Information Technology Co., Ltd. (“LeTV”)
The Company has recorded a payable to LeTV within Related party accrued expenses and other current liabilities in the amount of $7.7 million and $7.5 million as of December 31, 2024 and December 31, 2023, respectively, in connection with advertising services provided to the Company in prior years. LeTV is a Shanghai Stock Exchange-listed public company founded and controlled by Mr. Yueting Jia, the Company’s founder and Chief Product and User Ecosystem Officer.
Grow Fandor
During the year ended December 31, 2024, the Company entered into several related party transactions with Grow Fandor Inc. (“Grow Fandor”). Grow Fandor is considered a related party because it is significantly influenced by Mr. Yueting Jia, who has a financial and operational interest in the entity. Below are summarized the Company's transactions with Grow Fandor and the related accounting treatment:

•Promissory Note: In September 2024, the Company executed a promissory note with Grow Fandor in the amount of $75,000. This note has been classified as “Other Notes” in table above that the summarizes the related party note payable agreements as of December 31, 2024.
•Share Donation: In October 2024, the Company received a donation of 15,000,000 shares of Class B Common Stock of Grow Fandor from Yueting Jia, which represents an approximately 10% ownership interest. Because Grow Fandor is in the preliminary stages of development and has not begun commercial operations, management concluded that the shares do not currently have value within the financial statements.
•Trademark License Agreement: In October 2024, the Company and Grow Fandor executed the Trademark License Agreement. Under the terms of the licensing agreement, Grow Fandor has exclusive licensing rights as the only third-party allowed to use the FF and FX brands and marks during the contract term. In exchange Grow Fandor will pay to the Company: (1) a royalty fee, payable quarterly, calculated as the greater of: (a) 50% of the annual net profit from FF and FX ecosystem products, and (b) 5% of net sales revenue from all relevant brand ecosystem products, payable quarterly (whichever amount is higher will be the final royalty fee for that year); and (2) a $250,000 annual base license fee. Grow Fandor paid the initial annual license fee, subsequent annual license fees will be payable within 30 days after each contract year. The Company recorded the initial license fee as a capital contribution due to the related party nature of the relationship with Grow Fandor and Yueting Jia’s public statements that the relationship is designed to provide incremental capital to the Company.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Other Related Party Transactions
The Company owes a total of $0.3 million and $0.2 million to various related other parties as of December 31, 2024, and 2023, respectively, which is included in Accounts payable within the Consolidated Balance Sheets.
9.Other Financing Liabilities
FF ieFactory California (“Hanford”) Financing Arrangement
On October 19, 2023, the Company entered into a sale leaseback transaction whereby it has exercised its option to purchase its FF ieFactory California manufacturing facility located in Hanford California (the “Property”) and simultaneously completed a sale leaseback to Ocean West Capital Partners (“Landlord”) pursuant to that certain Lease Agreement, dated as of October 19, 2023, by and between the Tenant and 10701 Idaho Owner, LLC (the “Lease Agreement”). This Lease Agreement also allows the Tenant access to up to $12.0 million of tenant improvement allowance for the Property. The Lease Agreement is for a term of five years, with a monthly lease rate of $355,197, with a five-year extension option, and the Tenant has an option to purchase the fee interest in the Property at any time after the second year of the lease term. Furthermore, the Tenant has a right of first offer to purchase the Property in the event Landlord desires to sell the Property. The obligations of the Tenant under the lease are guaranteed by the Company pursuant to that certain Guaranty of Lease made by the Company to 10701 Idaho Owner, LLC.
Due to the inclusion of the purchase option in the lease agreement, the Company was considered to have continuing involvement and, thus, accounted for the transaction as a failed sale lease back, with the HQ assets subject to the sale leaseback remaining on the balance sheet and the sale proceeds recorded as a liability in accordance with the financing method. The Company recognized a $13.1 million financing obligation at the completion of the transaction, which was recorded to the Other financing liabilities, long term portion on its Consolidated Balance Sheets. No gain or loss was record on the failed sale and lease back.
On March 14, 2024, the Company entered into the First Amendment to the Lease Agreement (the “First Amendment). The First Amendment established a repayment plan requiring the Company to pay an aggregate amount of $1.7 million of past due rent by March 31, 2024. The Company has an original Security Deposit balance of $1.5 million. In December 2024, the Landlord applied $0.6 million of the original Security Deposit to past due rent. In January 2025, the Company paid the Landlord $0.6 million that reinstated the Security Deposit balance.
On August 27, 2024, the Company entered into the Second Amendment to the Lease Agreement (the “Second Amendment”). Under the terms of the original lease agreement, the Company expected to receive $12.0 million in tenant improvement allowance, the repayment of which was included in the scheduled financing obligation payments. In the Second Amendment, the Landlord agreed to fund up to $10.0 million of the costs associated with the replacement of the Property’s roof and the remaining $2.0 million for other improvement costs. The $2.0 million may be reduced by incremental actual costs incurred for the roof replacement and the remaining amount will be contingent on the Company funding up to 66.67% of the other improvement costs. As of December 31, 2024, the Company recognized $6.9 million of leasehold improvement costs funded through the tenant improvement allowance in Property, plant and equipment, net on the Consolidated Balance Sheets. The repayment of the tenant improvement allowance are included in the scheduled financing obligation payments.
For the years ended December 31, 2024, and 2023, the Company recorded interest expense of $3.0 million and $0.5 million, respectively. The financial liability as of December 31, 2024, and 2023 was $35.2 million and $25.5 million, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Collateralized Loan
Overview and Terms
The Collateralized Loan was entered into on July 11, 2024, with Utica Leaseco, LLC. The loan is secured by machinery and equipment owned by the Company. It bears an effective interest rate of 23% and requires 51 monthly payments of $0.1 million, concluding with a $0.5 million balloon payment in October 2028. The loan terms include provisions for adjusting monthly payments based on fluctuations in the prime rate.
Summary of Collateralized Loan Activity
As of December 31, 2024, the carrying value of the Collateralized Loan was $4.3 million, of which $0.8 million is included in Other financing liabilities, current portion and $3.5 million is included in Other financing liabilities, long term portion in the Consolidated Balance Sheets. For the year ended December 31, 2024, the Company repaid $0.3 million of Collateralized Loan principal.
The future scheduled principal maturities of financing obligations as of December 31, 2024 are as follows (in thousands):

Years Ending December 31,
2025	$761
2026	951
2027	1,189
2028	60,455
$63,356
10. Leases
The Company determines if an arrangement is a lease at its commencement if the Company is both able to identify an asset and conclude the Company has the right to control the identified asset. Leases are classified as finance or operating based on the principle of whether or not the lease is effectively a financed purchase by the lessee. An ROU asset represents the Company’s right to use an underlying asset for the lease term and a lease liability represents the Company’s obligation to make lease payments related to the lease. The Company recognizes operating and finance lease ROU assets and liabilities at the commencement date based on the present value of lease payments over the lease term. The lease term includes renewal options when it is reasonably certain that the option will be exercised and excludes termination options. The Company’s leases do not provide an implicit rate therefore, the Company uses its incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments. The incremental borrowing rate used is estimated based on what the Company would be required to pay for a collateralized loan for a similar asset over a similar term. The Company’s leases do not include any material residual value guarantees, or bargain purchase options.
To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate in the measurement and classification of a lease and exclude those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is recorded in operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. Amortization of ROU assets on finance leases is recorded on a straight-line basis within operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. Interest expense incurred on finance lease liabilities is recorded in Interest expense in the Consolidated Statements of Operations and Comprehensive Loss. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Additionally, the Company does not separate lease and non-lease components. Operating leases are included in Operating lease right-of-use assets, net, Operating lease liabilities, current portion and Operating lease liabilities, long term portion in the Company's Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment, net, Other financing liabilities, current portion, and Other financing liabilities, long term portion in the Company's Consolidated Balance Sheets.
The Company’s lease arrangements primarily consist of corporate office, store, and vehicle lease agreements. The leases expire on various dates through 2032, some of which include options to extend the lease term for additional five-year periods.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
ASC 842 Disclosures
During 2024, the Company moved out of its leased facilities and office spaces, resulting in a write-down of right-of-use assets and lease liabilities in an aggregate amount of $8.8 million and $7.0 million, respectively. The Company also recognized less than $0.1 million in lease termination costs during 2024. The net impact of the right-of-use asset write down and lease termination costs of $1.8 million is reported in Lease impairment, net on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. There were no lease impairments for the year ended December 31, 2023.
Lease cost includes both the fixed and variable expenses recorded for leases. The components of lease cost for the were as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Finance lease cost
Amortization of ROU assets	$—	$273
Interest on lease liabilities	—	275
Total finance lease cost	—	548

Operating lease cost	4,389	5,915
Variable lease cost	398	257
Total lease cost	$4,787	$6,720
The following table summarizes future lease payments:

(in thousands)
Years Ending December 31,	Operating Leases
2025	$2,243
2026	12
2027	2
Total	2,257
Less: Imputed Interest	115
Present value of net lease payments	$2,142

Lease liability, current portion	$2,128
Lease liability, net of current portion	14
Total lease liability	$2,142
Supplemental information and non-cash activities related to operating and finance leases are as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,230	$5,709
Operating cash flows from finance leases	—	275
Financing cash flows from finance leases	—	1,016
	$3,230	$7,000

Lease assets obtained in exchange for operating lease liabilities	$30	$—

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2024	2023
Weighted average remaining lease term (in years)
Operating leases	0.70	5.70
Finance leases	0.00	5.00

Weighted average discount rate
Operating leases	16.4%	15.6%
Finance leases	—%	9.2%
11.Commitments and Contingencies
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
Legal Proceedings Against the Company
As of December 31, 2024 and December 31, 2023, the Company had accrued legal contingencies of $9.1 million and $21.6 million, respectively, recorded within Accrued expenses and other current liabilities and Accounts payable for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable.
Class and Derivative Actions
Zhou v. Faraday Future Intelligent Electric Inc. f/k/a Property Solutions Acquisition Corp. et al., Case No. 2:21-cv-009914 (U.S. District Court – Central District of California).
On December 23, 2021, a putative class action lawsuit alleging violations of the Exchange Act was filed in the United States District Court, Central District of California, against the Company and its former Chief Executive Officer and Chief Financial Officer, and its current Chief Product and User Ecosystem Officer, as well as the Co-CEOs of Property Solutions Acquisition Corp. (“PSAC”). On May 6, 2022, the appointed lead plaintiffs in the Zhou putative class action filed an amended complaint alleging violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, Sections 11 and 15 of the Securities Act , and related “control” person claims for secondary liability under those statutes, seeking unspecified damages. Following motion to dismiss briefing which resulted in the dismissal of several of the plaintiffs’ claims, answers were filed and the parties agreed to participate in mediation. On April 27, 2023, the court granted the parties’ joint motion for a temporary stay pending mediation. The parties thereafter participated in a private mediation on June 29, 2023. After further discussions and negotiations, the parties reached an agreement-in-principle to settle the Zhou putative class action. Although denying all allegations, the Company nevertheless agreed to settle the Zhou putative class action for a non-reversionary cash payment of $7.5 million for the benefit of the settlement class and to be funded entirely by the Company’s insurers, in exchange for the release of all claims asserted against the Company. The court granted preliminary approval of the settlement on November 7, 2023, and scheduled a hearing for final approval of the settlement to take place on March 18, 2024. On January 23, 2024, the ostensible lead plaintiff in the Consolidated Delaware Class Action discussed below, filed an Objection to final approval of the settlement (the “Objection”) to which the Company and the other defendants responded on March 11, 2024. On March 18, 2024, the court overruled the Objection in its entirety and entered an Order finally approving the Zhou putative class action settlement.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
Moubarak v. Breitfeld et al., Case No. 1:22-cv-00467 (U.S. District Court – District of Delaware).
Wang v. Breitfeld et al., Case No. 1:22-cv-00525 (U.S. District Court – District of Delaware).
Wallace v. Breitfeld et al., Case No. 2023-0639-KSJM (Delaware Court of Chancery).
Ashkan Farazmand and Wangjun Zhou v. Breitfeld, et al., Case No. 2023-1283 (Delaware Court of Chancery).
On March 8 (Farazmand) and March 21 (Zhou), 2022, putative stockholder derivative lawsuits were respectively filed in the United States District Court, Central District of California and were subsequently consolidated in an action entitled In re Faraday Future Intelligent Electric Inc. Case No. 2:22-cv-1570 (the “California Federal Derivative Action”). The California Federal Derivative Action was stayed pending resolution of certain proceedings in the Zhou putative class action discussed above, which stay expired in February 2023. Plaintiffs thereafter filed a verified consolidated amended complaint on June 2, 2023, in response to which the Company and the other defendants filed a motion to dismiss. On January 22, 2024, the court granted in part, and denied in part, the motion to dismiss with leave to amend. On February 6, 2024, the parties filed a stipulation to stay the California Federal Derivative Action pending mediation that was entered by the court on February 12, 2024.
On April 11 (Moubarak) and April 25 (Wang), 2022, putative stockholder derivative lawsuits were respectively filed in the United States Delaware District Court (collectively, the “Delaware Federal Derivative Actions”). On February 6, 2023, the Delaware Derivative Actions were stayed pending resolution of the pending proceedings in the Zhou putative class action.
On June 21 (Wallace) and December 22 (Farazmand), 2023, putative derivative lawsuits were respectively filed in the Delaware Court of Chancery (collectively, the “Delaware State Derivative Actions”). The parties stipulated to a stay of the Wallace action which was entered by the court on December 29, 2023.
Each of the foregoing derivative lawsuits purport to assert claims on behalf of the Company against certain of the Company’s current and former officers and directors for alleged violations of the Exchange Act or for various common law claims based upon those officers’ and directors’ alleged breaches of their purported fiduciary duties owed to the Company and/or for their alleged aiding and abetting of those purported breaches, resulting in unspecified damages to the Company. Although the complaints filed in the foregoing lawsuits vary in detail, they are generally premised upon many of the same underlying allegations made in the Zhou putative class action. The parties to the foregoing derivative lawsuits participated in a mediation on May 13, 2024, following which they reached a settlement in principle. On July 19, 2024, the parties entered into a Stipulation and Agreement of Settlement that was filed in the California Federal Derivative Action, which incorporated all of the foregoing derivative lawsuits. On September 3, 2024, the California Federal Derivative Action Court entered an order preliminarily approving the Stipulation and Agreement of Settlement (the “Preliminary Approval Order”) and providing for notice of the same to be made to Current Stockholders. On October 30, 2024, the California Federal Derivative Action Court approved the Settlement Agreement, resolving all of the foregoing derivative lawsuits. Following the approval of the Settlement Agreement, the California Federal Derivative Action was dismissed on October 30, 2024 and the Delaware Federal Derivative Actions were dismissed on November 15, 2024 (Wang) and November 19, 2024; (Moubarak). On December 31, 2024, the parties in the Farazmand filed a stipulation of dismissal.
The Consolidated Delaware Class Action
On June 14, 2022, a verified stockholder class action complaint was filed in the Delaware Court of Chancery against, among others, the Company, its former Global CEO and CFO, and its current Chief Product and User Ecosystem Officer alleging breaches of fiduciary duties (the “Yun Class Action”). On September 21, 2022, a second verified stockholder class action complaint was filed in the Delaware Court of Chancery against, among others, the Company, the Co-CEOs and independent directors of PSAC, and certain third-party advisors to PSAC, alleging breaches of fiduciary duties, and aiding and abetting alleged breaches, in connection with disclosures and stockholder voting leading up to the PSAC/Legacy FF merger (the “Cleveland Class Action”), which action subsequently was consolidated with the Yun Class Action with the complaint in the Cleveland Class Action being designated as the operative pleading (collectively, the “Consolidated Delaware Class Action”). In April, 2023, the defendants respectively filed motions to dismiss the complaint. While the defendants’ motions to dismiss were pending, the Central District of California approved the Zhou putative class action settlement. On, May 24, 2024, the defendants in the Consolidated Delaware Class Action filed a motion for summary judgment based on the court-approved settlement agreement in the Central District of California Zhou litigation, arguing, among other things, that the releases of that settlement agreement barred the claims in the Consolidated Delaware Class Action. On February 10, 2025, the Delaware Court of Chancery granted summary judgment and dismissed the Consolidated Delaware Class Action in its entirety, with prejudice.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The Company maintains that the Consolidated Delaware Class Action is without merit and has stated its intention to vigorously defend that action. The Company has not concluded that an adverse outcome in these matters is either “probable” or “remote” within the meaning of the ABA Statement of Policy and, accordingly, declines to express any view as to the possible outcome of these matters.
Additionally, on September 19, 2022, FF Global, filed a lawsuit in the Chancery Court of the State of Delaware against the Company, seeking the removal of Ms. Susan Swenson and Mr. Brian Krolicki from the Board. On September 27, 2022, the case was dismissed without prejudice pursuant to an agreement between FF Global and FF Top (the “Heads of Agreement”). Shortly following the execution of the Heads of Agreement, FF Global began making additional demands of the Company which were beyond the scope of the terms contemplated by the Heads of Agreement and pertained to, among other things, the Company’s management reporting lines and certain governance matters. On September 30, 2022, FF Global alleged that the Company was in material breach of the spirit of the Heads of Agreement. The Company believes it has complied with the applicable terms of the Heads of Agreement and disputes any characterization to the contrary. Such disputes divert management and Board resources and are costly. There can be no assurance that this or any other dispute between the Company and FF Global will not result in litigation. On October 3, 2022, Ms. Swenson and Mr. Scott Vogel, a member of the Board, tendered their resignation from the Board effective immediately. On October 3, 2022, Mr. Jordan Vogel also tendered his resignation from the Board effective on October 5, 2022. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately.
Legal Proceedings Initiated by the Company
The Company has determined there to be financial exposure related to an ongoing legal matter, primarily arising from the bankruptcy of a key supplier. The exposure involves previously recorded deposits and tooling equipment, which have since become subject to legal contingency considerations due to the supplier’s insolvency.
The Company initially recorded $1.9 million in deposits and $12.9 million in tooling equipment in connection with its contractual relationship with a primary supplier. These amounts were originally recognized as a deposit paid for goods and services and tooling received, respectively, and remain reflected in their originally recorded accounts on the Consolidated Balance Sheets. However, following the primary supplier’s bankruptcy filing, these balances were identified as at risk, creating potential financial exposure for the Company. During the year ended December 31, 2024, the Company recorded a $2.7 million charge related to the bankruptcy matter, recorded within General and Administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss
The $2.7 million charge consists of a $1.4 million write-off of deposits and a $1.3 million accrual for additional payments the Company expects to have to make to maintain access to its tooling located at vendors of the key supplier (the "secondary suppliers"). The $1.4 million write-off of deposits reflects the Company's estimate that recovery of that asset is not probable and leaves a remaining exposure of $0.5 million.
The Company does not expect any further financial loss related to tooling. The Company has title to the tooling; however, the secondary suppliers have possession of the tooling. The Company anticipates establishing a direct contractual arrangement with the secondary suppliers. Once in place, these agreements are expected to provide the Company with continued access to the tooling without additional financial exposure.
Legal Action Against Tesca USA and Tesca ABC
On March 6, 2025, Faraday&Future Inc. (“Faraday”) filed a demand for arbitration against Tesca USA, Inc. and Tesca ABC, LLC alleging the breach of an Engineering Services Agreement (“ESA”) between Tesca USA and Faraday&Future Inc., under which Tesca USA was obligated to produce certain items related to automobile seating assembly and frame production. Pursuant to the ESA, Faraday paid Tesca USA approximately $36.0 million for certain parts, tooling, engineering design and development, and other items. According to a Verified Petition Regarding Assignment for the Benefit of Creditors filed in May 2024, after failing to deliver any of these products or services to Faraday, Tesca USA, assigned all its assets to Tesca ABC, a Delaware series limited liability company. Faraday has reason to suspect that Tesca USA may have made one or more large cash transfers to Tesca Group before it commenced the Assignment for Benefit of Creditors. Faraday is seeking in excess of $36 million in damages through this arbitration. The Company is unable to evaluate the likelihood of a favorable outcome given the early stages of these legal proceedings.
Governance Matters
Following the completion of the Special Committee (as defined below) investigation through the date hereof, the Company and certain of its directors and officers have received numerous e-mail communications from a group of self-

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
Other Legal Matters
On January 30, 2023, Riverside Management Group, LLC (“Riverside”) filed a verified complaint seeking to enforce its alleged contractual right to the advancement of all reasonable costs and expenses, including attorneys’ fees, it has and will incur as a named defendant in the Consolidated Delaware Class Action under its October 13, 2020 Transaction Services Agreement with the Company and Property Solutions Acquisition Sponsor, LLC (the “TSA”), pursuant to which Riverside provided PSAC with advisory services in connection with the PSAC/Legacy FF merger. In addition to seeking the advancement of such costs and expenses, Riverside also sought an award of its attorneys’ fees and costs incurred in enforcing its alleged advancement rights under the TSA, and concurrently filed a Motion for Expedited Proceedings, requesting that trial of the action be conducted on a summary basis and commence within 30 days of the motion’s disposition. The Company subsequently entered into a Stipulation and Order with Riverside under which it would conditionally advance Riverside the reasonable attorneys’ fees and costs it incurs in defense of the Consolidated Delaware Action, subject to, and in express reservation of, the Company’s right to recover all such fees and expenses following disposition of the Consolidated Delaware Class Action which, as noted above, was recently dismissed, with prejudice, on summary judgment by the Delaware Chancery Court.
On January 31, 2023, Raymond Handling Solutions, Inc. (“Raymond”), an equipment supplier, filed an action alleging that the Company breached its contract with Raymond and refused to pay for warehouse racking equipment. Raymond requested a judgement in its favor in the amount of $1.1 million. On April 15, 2024, the Company and Raymond executed a Settlement Agreement under which Raymond released all claims in exchange for the return of racks.
In July 2021, the Company and Palantir entered into a Master Subscription Agreement (“MSA”) setting forth the terms of the Palantir platform hosting arrangement which was expected to be used as a central operating system for data and analytics. On April 26, 2023, the Company received a letter from Palantir Technologies Inc. (“Palantir”) providing a notice of dispute alleging that the Company had not paid outstanding invoices totaling $12.3 million. On July 7, 2023, Palantir filed a Demand for Arbitration against the Company with Judicial Arbitration and Mediation Services, Inc., regarding the parties’ dispute under the MSA in which asserted that the amount in controversy was $41.5 million. On August 4, 2023, the Company submitted its response to Palantir’s arbitration demand, which response included both affirmative defenses and a general denial of all allegations of Palantir’s arbitration demand. On March 11, 2024, the Company and Palantir executed a Settlement and Release Agreement terminating the MSA and resolving all of the parties’ disputes in exchange for the Company’s agreement to pay Palantir $5.0 million, with a liquidated damages clause of $0.3 million for late payments. This settlement includes mutual waivers and releases of claims to avoid future disputes. On August 9, 2024, the Company and Palantir entered into an amendment to the Settlement and Release Agreement pursuant to which, in lieu of paying the remaining $4.8 million due under the settlement agreement in cash, the parties agreed that the Company would issue, and Palantir would accept, $2.4 million of Class A Common Stock by August 9, 2024, and $2.4 million in Class A Common Stock by October 1, 2024. The August 9, 2024 issuance totaled approximately 11.1 million shares of Common Stock. The Company further agreed to register the shares under the Securities Act for resale by Palantir.
On May 2, 2023, the Company received a notice of Commencement of Arbitration by Envisage Group Developments Inc. USA (“Envisage”) for unpaid invoices relating to professional engineering services and for design and manufacture of a Master Buck cube seeking alleged damages of $1.1 million. At the arbitration hearing, the Company disputed the adequacy of Envisage’s documentation for professional services and contended that no contract exists for Master Buck due to unfulfilled payment conditions. The Company further challenged Envisage’s unilateral alteration of payment terms. In June 2024, the arbitrator issued an award to Envisage totaling $1.1 million. Envisage subsequently filed a motion for attorneys’ fees and costs. Envisage was ultimately awarded a total of $1.4 million. The parties have reached an agreement to settle their dispute and are in the process of finalizing the settlement agreement.
On June 12, 2023, the Company received a letter demanding access to the Company’s books and records in connection with (a) the Company entering into the amended and restated shareholder agreement with FF Top Holding LLC n/k/a FF Global and (b) certain other related matters. Given the early stages of the legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome.
On June 13, 2023, L & W LLC (“Autokiniton”), a provider of tooling for use in the automotive industry, filed an action in State of Michigan 3rd Judicial Circuit County of Wayne Court alleging the Company breached its contract with Autokiniton

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
and refused to fulfill its obligations under the applicable Purchase Order. Autokiniton requested a judgment in the amount of at least $8.1 million. In discovery, the Company conceded that $4.6 million was due and owing under the Purchase Order. In July 2024, the parties subsequently filed a stipulated order and judgment totaling $8.1 million, plus statutory interest, which was entered by the court. The parties are engaged in discussions regarding this matter. In December 2024, the parties reached an agreement to settle their dispute for $3.7 million.
On October 11, 2023, Joseph Hof and Scott McPherson filed a class action lawsuit in Supreme Court of the State of New York, County of New York against Benchmark 237 LLC, Benchmark Real Estate Trust, SLLC, Canvas Investment Partners, LLC, Canvas Property Group, LLC, Juliet Technologies, LLC, and the Company, alleging that the defendants engaged in various scheming practices that discriminatorily impacted the plaintiffs and other class members The court granted the Company’s Motion to Dismiss on January 12, 2024, and dismissed the case on January 18, 2024. The plaintiffs filed an appeal on February 12, 2024 as to the dismissal orders but did not timely file their appellate briefs, so their appeal was dismissed. While Plaintiffs have a year to file a motion to vacate the dismissal by showing good cause, Plaintiff Hof recently filed a motion to seal the record and expressed the Plaintiffs’ desire to cease litigating the matter further.
On December 8, 2023, 10701 Idaho Owner, LLC (“Landlord”) notified the Company of rental defaults amounting to $0.6 million for the months of October to December 2023, demanding a 5% late fee and 18% annual interest on allegedly overdue amounts. The parties thereafter entered into a First Amendment to the Lease Agreement dated October 19, 2023 to address the Company’s total rent default of $1.1 million, including a $0.1 million, partial payment made on January 26, 2024, and additional late fees and charges of $0.2 million. The amendment established a repayment plan requiring the Company to pay $1.2 million from February 26 to March 31, 2024, and to either replenish or provide a new $0.6 million Letter of Credit. On March 26, 2024, the Landlord served the Company with a Notice to Pay or Quit, demanding payment of $1.0 million within five business days. On April 10, 2024, the Company made a $0.2 million payment to Landlord in exchange for Landlord deferring further action.
On February 14, 2024, Rexford Industrial - 18455 Figueroa, LLC (“Rexford”) filed a Complaint for Unlawful Detainer against Faraday SPE, LLC in Superior Court of California, County of Los Angeles. The complaint asserted that the Company has failed to pay outstanding rent in the amount of $0.9 million, and sought recovery of reasonable attorney’s fees and damages. This action is based on a breach of a Lease Agreement dated March 8, 2019, for the premises located at 18455 S. Figueroa Street, Gardena, California, with Rexford requesting forfeiture of the lease. On April 10, 2024, the court issued a Notice of Dismissal, dismissing the Complaint without prejudice.
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
On March 25, 2024, Cooper Standard GmbH filed a lawsuit against Faraday&Future Inc. in Superior Court of California, County of Los Angeles, alleging non-payment of the estimated sum of $1.5 million purportedly in breach of contractual obligations set forth in purchase orders, a Letter of Tool Acceptance, and invoices to facilitate the supply of automotive products and services for the FF 91 vehicle from August 2021 to December 2022. The parties are engaged in settlement negotiations.
On March 27 and March 29, 2024, Jose Guerrero and Victoria Xie, the Company’s former Senior Director of Sales and Aftersales, and Go-to-Market Project Manager and Launch Manager, respectively, filed wrongful termination lawsuits against Faraday&Future Inc. and certain of its officers in Superior Court of California, County of Los Angeles, each of which seeks compensatory, general, and special damages in an amount not less than $1.0 million. On April 19, 2024, an additional former employee, Karimul Khan, submitted a request for arbitration against the same group of defendants without quantifying the

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
alleged damages sought. Given the early stages of these legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
On August 9, 2024, Jeffrey D. Prol, as trustee of the Founding Future Creditors Trust, filed a lawsuit against the Company seeking to compel the production of certain books and records for inspection and requesting attorney’s fees and costs. The plaintiff is demanding inspection to allegedly value his shares of the Company. Given the early stages of the legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome.
On August 1, 2024, Yun Han, former Chief Accounting Officer and Interim Chief Financial Officer, filed an arbitration demand claiming that she is owed certain monetary amounts and restricted stock units, together totaling approximately $1.2 million pursuant to various agreements with the company.  Given the early stages of the proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
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
Other than disclosed herein, as of the date hereof the Company is not a party to any legal proceedings the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on the Company’s business, financial condition, or results of operations.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The investigation also found that certain individuals failed to cooperate and withheld potentially relevant information in connection with the Special Committee investigation. Among such individuals were non-executive officers or members of the management team of the Company, and remedial action was taken with respect to such individuals based on the extent of their non-cooperation and/or withholding of information. The failure to cooperate with the investigation was taken into consideration in connection with the remedial actions outlined below with respect to Jerry Wang, and withholding of information also affected the remedial action taken with respect to Matthias Aydt.
Based on the results of the investigation, the Special Committee concluded that, except as described above, the other substantive allegations of inaccurate Company disclosures that it evaluated, were not supported by the evidence reviewed. Although the investigation did not change any of the above findings with respect to the substantive allegations of inaccurate Company disclosures, the investigation did confirm the need for remedial actions to help ensure enhanced focus on compliance and disclosure within the Company.
Based on the results of the Special Committee investigation and subsequent investigative work described above, the Board approved the following remedial actions designed to enhance oversight and corporate governance of the Company:
•the appointment of Susan Swenson, a former member of the Board, to the then newly created position of Executive Chairperson of the Company.
•Dr. Carsten Breitfeld, the Company’s former Global CEO, reporting directly to Ms. Swenson and receiving a 25% annual base salary reduction;
•the removal of Mr. Jia as an executive officer, who would continue in his position as Chief Product & User Ecosystem Officer of the Company. Certain dual-reporting arrangements were eliminated with respect to Mr. Jia, who also was required to report directly to Ms. Swenson, a non-independent director nominated by FF Top. Please see “Risk Factors–Risks Related to our Business and Industry–Yueting Jia and FF Global, over which Mr. Jia exercises significant influence, have control over the Company’s management, business and operations, and may use this control in ways that are not aligned with the Company’s business or financial objectives or strategies or that are otherwise inconsistent with the Company’s interests. Such significant influence may increase if and to the extent the current members of the Board and management are removed and replaced with individuals who are aligned with Mr. Jia and/or FF Global.” Mr. Jia also received a 25% annual base salary reduction, and his role was limited from a policy-making position to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and Advanced R&D technology. On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved the Company’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng processes and controls to be determined by the Board after consultation with the Company’s management. The Company’s remaining departments continue to report to Mr. Xuefeng. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act;
•Matthias Aydt, then Senior Vice President, Business Development and Product Definition and a director of the Company, and currently Global Chief Executive Officer and a director of the Company, being placed on probation as an executive officer for a six-month period, during which period he remained a non-independent member of the Board, and which probationary period has since ended;
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
•the suspension without pay of Jiawei (“Jerry”) Wang, the Company’s former Vice President, Global Capital Markets, who subsequently notified the Board of his decision to resign from the Company on April 10, 2022;
•the assessment and enhancement of Company’s policies and procedures regarding financial accounting and reporting and the upgrading of the Company’s internal control over financial accounting and reporting, including by hiring additional financial reporting and accounting support, in each case at the direction of the Audit Committee;

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
•the implementation of enhanced controls around the Company’s contracting and related party transactions, including regular attestations by the Company’s employees with authority to bind the Company to contracts and related party transactions, for purposes of enabling the Company to make complete and accurate disclosures regarding related party transactions;
•the hiring of a Compliance Officer with the title of Deputy General Counsel (hired in March 2023), to report on a dotted line to the Chair of the Audit committee, and a Director of Risks and Internal Controls; and assessing and enhancing FF’s compliance policies and procedures;
•the implementation of a comprehensive training program for all directors and officers regarding, among other things, internal Company policies;
•the separation of Jarret Johnson, FF’s Vice President, General Counsel and Secretary; and
•certain other disciplinary actions and terminations of employment with respect to other Company employees (none of whom is an executive officer).
As of March 3, 2025, the Company is continuing to implement certain of the remedial actions approved by the Board. However, certain of these remedial actions are no longer in effect and no assurance can be provided that those remedial measures that continue to be implemented will be implemented in a timely manner or at all or will be successful to prevent inaccurate disclosures in the future. Please see “Risk Factors – Risks Related to our Business and Industry – We have taken remedial measures in response to the Special Committee findings, which may be unsuccessful”. There can be no assurance that such remedial measures will be successful. In addition, there can be no assurance that such remedial measures will be fully implemented in light of the recent corporate governance agreements with FF Top and FF Global and the recent assessment by the Board of FF’s management structure, including management roles, responsibilities and reporting lines and changes to the Board.” However, pursuant to the Heads of Agreement, the Company has implemented certain governance changes that impact certain of the above-discussed remedial actions. On October 3, 2022, Ms. Swenson tendered her resignation from her role as both Executive Chairperson and member of the Board effective immediately. In addition, on October 3, 2022, Mr. Scott Vogel resigned from the Board effective immediately and Mr. Jordan Vogel resigned effective on October 5, 2022. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately. On December 15, 2022, Mr. Lee Liu tendered his resignation from the Board, which resignation was effective on December 18, 2022. On December 18, 2022, Mr. Jie Sheng was appointed to the Board, effective immediately, following the resignation of Mr. Liu. On December 25, 2022, Mr. Edwin Goh tendered his resignation from the Board, which resignation was effective on December 26, 2022. On December 27, 2022, Ms. Ke Sun was appointed to the Board, effective immediately, following the resignation of Mr. Goh. Mr. Sheng and Ms. Sun are designees of FF Top pursuant to the Amended Shareholder Agreement. On December 26, 2022, Dr. Carsten Breitfeld tendered his resignation from the Board, which resignation was effective immediately. On December 27, 2022, Mr. Xuefeng Chen was appointed to the Board, effective immediately, following the resignation of Dr. Breitfeld. On January 20, 2023, Mr. Qing Ye tendered his resignation from the Board, which resignation was effective immediately. Mr. Ye remained a consultant of the Company as an independent contractor until November 18, 2023. On January 25, 2023, Mr. Chui Tin Mok was appointed to the Board, effective immediately, following the resignation of Mr. Ye. Each of Ms. Ke Sun and Mr. Xuefeng Chen have subsequently resigned from the Board. See “Management – Governance Agreement with FF Top and FF Global” for more information.
Subsequent to the Company announcing the completion of the Special Committee investigation on February 1, 2022, certain members of the management team and employees of the Company received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation. The Company, which had previously voluntarily contacted the SEC in connection with the Special Committee investigation in October 2021 and is cooperating fully with the SEC’s investigation. The outcome of such an investigation is difficult to predict. The Company has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, the Company is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or estimate the range of any potential loss. In addition, in June 2022, the Company received a preliminary request for information from the DOJ in connection with the matters that were the subject of the Special Committee investigation. The Company has responded to that request and intends to fully cooperate with any future requests from the DOJ.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
12.Stockholders’ Equity
The number of authorized, issued and outstanding stock, were as follows:

	December 31, 2024
	Authorized Shares	Issued Shares
Preferred Stock	10,000,000	1
Class A Common Stock	99,815,625	65,919,127
Class B Common Stock	4,429,688	6,667
	114,245,313	65,925,795

	December 31, 2023
	Authorized Shares	Issued Shares
Preferred Stock	10,000,000	—
Class A Common Stock	1,232,292	1,060,833
Class B Common Stock	54,688	6,667
	11,286,980	1,067,500
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
Increase in Authorized Shares (February 2023)
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
Reverse Stock Split (August 2023)
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
The Class A Common Stock began trading on The Nasdaq Capital Market on a split-adjusted basis at the opening of trading on August 28, 2023, under the symbol "FFIE" with a new CUSIP number (307359 505); meanwhile, the Company’s Public Warrants traded under the symbol "FFIEW" with the CUSIP number unchanged.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Increase in Authorized Shares and Reverse Stock Split (February 2024)
On February 5, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the office of the Secretary of the State of Delaware to effect an increase in the authorized shares of Common Stock from 3,860,938 to 34,748,438.
At a special meeting of the Company’s stockholders held on February 5, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Common Stock by a ratio of 1-for-3 (the “Second Reverse Stock Split”), with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of the Special Meeting and a corresponding reduction in the total number of shares of Common Stock the Company is authorized to issue. On February 23, 2024, the Company filed a second amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect this reverse stock split and to set the number of authorized shares of Common Stock to 11,582,813 (which is 34,748,438 divided by 3). Pursuant to the Certificate of Amendment, effective on February 29, 2024, every three shares of the issued and outstanding Common Stock was automatically converted into one share of Common Stock, without any change in par value per share and the number of authorized shares of Common Stock was reduced to 11,582,813. No fractional shares of Common Stock were issued as a result of the Second Reverse Stock Split. Stockholders who would otherwise have received a fractional share were instead issued a full share in lieu of such fractional share.
Increase in Authorized Shares, Reverse Stock Split, Adjustments to Share Reserves (July/August 2024)
At the annual meeting of the Company’s stockholders held on July 31, 2024, the Company’s stockholders approved an increase in the authorized shares of Common Stock from 11,582,813 to 104,245,313, increasing the total number of authorized shares of the Common Stock and preferred stock from 12,582,813 to 114,245,313. On August 1, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the office of the Secretary of State of the State of Delaware to effect such increase.
Also at the annual meeting of the Company’s stockholders held on July 31, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, to effect the reverse stock split of the outstanding Common Stock by a ratio of between 1-for-2 and 1-for-40, with such ratio to be determined in the discretion of the Board and with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of the annual meeting, and a corresponding reduction in the total number of shares of Common Stock the Company is authorized to issue. The Board subsequently approved the implementation of the 1-for-40 stock split ratio (the “Third Reverse Stock Split”), and the Company filed an amendment (the “Fourth Certificate of Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Third Reverse Stock Split and to set the number of authorized shares of Common Stock to 104,245,313. Pursuant to the Fourth Certificate of Amendment, effective after market close on August 16, 2024 (the “Effective Time”), every 40 shares of the issued and outstanding Common Stock were automatically converted into one share of Common Stock, without any change in par value per share, and the number of authorized shares of Common Stock were reduced to 104,245,313.
The Class A Common Stock began trading on The Nasdaq Capital Market on a split-adjusted basis for the August 2024 Reverse Stock Split at the opening of trading on August 19, 2024, under the symbol "FFIE" with a new CUSIP number (307359 885). The Class B Common Stock also received a new CUSIP number (307359 877).
The Company’s Public Warrants continued to trade on The Nasdaq Capital Market under the symbol "FFIEW," with the CUSIP number unchanged. However, under the terms of the applicable warrant agreement, the number of shares of Class A Common Stock issuable upon exercise of each warrant was proportionately decreased, and the exercise price adjusted. Accordingly, for the Company’s warrants trading under the symbol "FFIEW," every 40 warrants became exercisable for one share of Class A Common Stock at an exercise price of $110,400.00 per share of Class A Common Stock.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Change in Trading Symbols (March 2025)
Effective March 10, 2025, the Class A Common Stock and Public Warrants currently trade under the new ticker symbols "FFAI" and "FFAIW," respectively, on The Nasdaq Capital Market.
Increase in Authorized Shares (March 2025)
At the special meeting of the Company’s stockholders held on March 7, 2025, the Company’s stockholders approved an increase in the authorized shares of Common Stock from 104,245,313 to 129,245,313, increasing the total number of authorized shares of the Common Stock and preferred stock from 114,245,313 to 139,245,313. On March 10, 2025, the Company filed a Fifth Certificate of Amendment (the “Fifth Certificate of Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect such increase.
Series A Preferred Stock
On June 21, 2024, in connection with a purchase agreement entered into with Mr. Aydt, the Company’s Global CEO, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series A Certificate of Designation designated one share of the Company’s Preferred Stock as Series A preferred stock, par value $0.0001 per share (the “First Series A Preferred”) and established the preferences, rights and limitations thereof.
On January 28, 2025, in connection with a purchase agreement entered into with Mr. Aydt, the Company’s Global CEO, the Company filed a Series A Certificate of Designation with the Secretary of State of the State of Delaware. The Series A Certificate of Designation designated one share of the Company’s Preferred Stock as Series A preferred stock, par value $0.0001 per share (the “Second Series A Preferred”) and established the preferences, rights and limitations thereof. The closing of the sale and purchase of the shares of the First Series A Preferred and Second Series A Preferred (collectively known as “Series A Preferred”) were completed on June 21, 2024 and January 28, 2025 for a purchase price of $100.00 and $100.00, respectively.
Conversion and Dividend Rights
The shares of the Series A Preferred were not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The shares of the Series A Preferred were not entitled to receive dividends.
Voting Rights of Series A Preferred Stock
First Series A Preferred Voting Rights: The holder of the First Series A Preferred was entitled to 16,000,000,000 votes for each share held of record, but had the right to vote only on any share authorization proposal or any reverse stock split proposal (together, the “Shareholder Proposals”) and until such time as the Shareholder Proposals were approved by the stockholders, and had no voting rights except (i) with respect to the Shareholder Proposals, in which its votes were cast for and against such Shareholder Proposal in the same proportion as shares of Common Stock were voted for and against such reverse stock split proposal (with any shares of Common Stock that were not voted, whether due to abstentions, broker non-votes or otherwise not counted as votes for or against the Shareholder Proposal) and (ii) unless the holders of one-third (1/3rd) of the outstanding shares of Common Stock were present, in person or by proxy, at the meeting of stockholders at which the Shareholder Proposals were submitted for stockholder approval (or any adjournment thereof). The share of the First Series A Preferred voted together with the Common Stock as a single class on any Shareholder Proposal. The First Series A Preferred had no other voting rights, except as may be required by the General Corporation Law of the State of Delaware.
Second Series A Preferred Voting Rights: The holder of the Second Series A Preferred is entitled to 3,000,000 votes for each share held of record, but has the right to vote only on any share authorization proposal (the “Share Authorization Proposal”) and until such time as the Share Authorization Proposal is approved by the stockholders, and will have no voting rights except (i) with respect to the Share Authorization Proposal in which its votes are cast for and against the Share Authorization Proposal in the same proportion as shares of Common Stock are voted for and against the Share Authorization Proposal (without regard to any shares of Common Stock that are not voted, whether due to abstentions, or otherwise not counted as votes for or against the Share Authorization Proposal) and (ii) unless the holders of one-third (1/3rd) of the outstanding shares of Common Stock as of the record date to be set by the Board are present, in person or by proxy, at the meeting of stockholders at which the Share Authorization Proposal is submitted for stockholder approval (or any adjournment thereof). The share of the Second Series A Preferred Stock will vote together with the Common Stock as a single class on the Share Authorization Proposal. The Second Series A Preferred Stock has no other voting rights, except as may be required by the General Corporation Law of the State of Delaware.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Liquidation Preference
Upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily, pursuant to which assets of the Company or consideration received by the Company are to be distributed to the stockholders, the holder of the shares of the Series A Preferred is entitled to receive, before any payment is made to the holders of Common Stock by reason of their ownership thereof, an amount equal to $100.00.
Transfer and Redemption Restrictions
The shares of the Series A Preferred can not be transferred at any time prior to stockholder approval of the Shareholder Proposals without the prior written consent of the Board. Any outstanding share of Series A Preferred are to be redeemed in whole, but not in part, for a redemption price of $100.00, payable out of funds lawfully available therefor, upon the earlier of (i) any time such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion, or (ii) automatically immediately following the approval by the Company’s stockholders of the relevant Shareholder Proposals. The First Series A Preferred Stock was redeemed on July 31, 2024, following the annual meeting of stockholders. The Second Series A Preferred Stock was redeemed on March 7, 2025 following the special meeting of stockholders.
Common Stock
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

Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2024 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Ares Warrants	5,776,657	$1.16	August 5, 2027
SPA Warrants	15,238	$1.16	Various through November 1, 2031
Junior SPA Warrants	5,931,638	$1.16	Various through September 30, 2029
2024 Unsecured SPA Warrants	10,788,746	$1.39	December 31, 2029
Public Warrants	2,453	$110,400.00	July 21, 2026
Private Warrants	12	$110,400.00	July 21, 2026
	22,514,744
There were no warrants exercised for the year ended December 31, 2024.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The above Ares warrants and SPA Portfolio Note warrants contain full ratchet anti-dilution price protection that requires the exercise price to be adjusted if the Company sells shares of Common Stock below the current exercise price. On September 5, 2024, the Company issued the Junior Secured SPA Notes with a conversion price of $5.24, which represents a dilutive issuance that triggers the full ratchet anti-dilution price protection. Therefore, the exercise price of the Ares warrants and SPA Portfolio Note warrants was adjusted from $29.33 to $5.24. On December 21, 2024, the Company issued the 2024 Unsecured SPA Notes with a conversion price of $1.16, which represents a dilutive issuance that triggers the full ratchet anti-dilution price protection. Therefore, the exercise price of the Ares warrants and SPA Portfolio Note warrants was adjusted from $5.24 to $1.16. The Company accounted for the reductions in exercise price of equity classified warrant instruments as a deemed dividend (the “Deemed Dividend”). The total value of the Deemed Dividend to warrant holders during the year ended December 31, 2024 was $7.6 million. The Deemed Dividend was calculated as the change in fair value of the Ares warrant and equity classified SPA Portfolio Note warrants immediately before and immediately after the triggering events. The Company recognized the payment of the Deemed Dividend in Additional paid-in capital in the Company’s Consolidated Balance Sheets due to the Company’s accumulated deficit.
The Company measures the fair value of the equity-classified SPA Portfolio Note warrants using the Black-Scholes option pricing model. The significant assumptions used in this model include the volatility of the Company’s Class A Common Stock, the expected term of the warrant, the risk-free rate, stock price, expected exercise price and the annual dividend yield. The following table provides the assumptions used in the Black-Scholes option pricing model for equity-classified SPA Portfolio Note warrants granted during the year ended December 31, 2024:

2024
Risk-free interest rate:	3.83% - 4.35%
Expected term (in years):	7
Expected volatility:	110% - 115%
Dividend yield:	0%
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2023 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Ares warrants	228,482	$29.33	August 5, 2027
SPA Warrants	13,906	$29.33	Various through November 28, 2030
Public Warrants	2,453	$110,400.00	July 21, 2026
Private Warrants	12	$110,400.00	July 21, 2026
	244,853
During the year ended December 31, 2023, 6,292 warrants were exercised to purchase 5,326 shares of Class A Common Stock for cash proceeds of $4.1 million. Certain of the warrants were exercised pursuant to a cashless exercise feature whereby 966 warrant shares were surrendered as the purchase price.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
Refer to the table summarizing the activity of Level 3 fair value measurements in Note 14, Fair Value of Financial Instruments for the changes in fair value of the Earnout liability and the Share-based payment liability recognized in periods when they were thus classified.
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
For the year ended December 31, 2024, Mr. Aydt and Mr. Jia purchased shares of the Company’s Class A common stock in an aggregate amount of 49,659 shares for a weighted average purchase price of $2.06 per share.
13.Stock-Based Compensation
2021 Plan
In July 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”). The 2021 Plan allows the Board of Directors to grant up to 5,164 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for the Class A Common Stock to employees, directors, and non-employees. The number of shares of Class A Common Stock available under the 2021 Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2023, and continuing until (and including) the calendar year ending December 31, 2031. Annual increases are equal to the lesser of (i) 5 percent of the number of shares of Class A Common Stock issued and outstanding on December 31 of the immediately preceding fiscal year and (ii) an amount determined by the Board.
As of the effective date of the 2021 Plan, no further stock awards have been or will be granted under the EI Plan or STI Plan (defined below).
At the annual meeting of stockholders held on July 31, 2024, the Company’s stockholders approved (among other proposals) an amendment to the 2021 Plan to increase the number of shares of Class A Common Stock available for issuance under the 2021 Plan by an additional 2,206,324 shares, subject to proportionate adjustment for stock splits and similar events as provided in the 2021 Plan. As of December 31, 2024, and 2023 the Company had 530,131 and 2,527 shares of Class A Common Stock available for future issuance under the 2021 SI Plan.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Option Awards
A summary of the Company’s stock option activity under the 2021Plan is as follows:

(dollars in thousands except weighted average exercise price)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	693	$26,496.00	8.97	$—
Granted	313	$10,368.00
Exercised	(6)	$8,544.00
Expired/forfeited	(202)	$28,020.00
Outstanding as of December 31, 2023	798	$19,885.20	8.74	$5,351
Expired/forfeited	(390)	$20,794.36
Outstanding as of December 31, 2024	408	$21,156.47	7.59	$8,317

Exercisable as of December 31, 2024	286	$21,480.84	7.58	$5,940
As of December 31, 2024, the total unrecognized stock-based compensation expense for stock options granted under the 2021 Plan was less than $0.1 million, which is expected to be recognized over a weighted average period of 2.26 years.
There were no options granted under the 2021 Plan during the year ended December 31, 2024. The weighted-average assumptions used in the Black-Scholes option pricing model for awards granted during the year ended December 31, 2023 are as follows:

2023
Risk-free interest rate:	3.53%
Expected term (in years):	8.71
Expected volatility:	89.62%
Dividend yield:	0%
The total grant date fair value of options vested during the years ended December 31, 2024 and 2023 was $2.0 million and $2.5 million, respectively.

Restricted Stock Units
A summary of the Company’s RSU activity under the 2021 Plan is as follows:

(dollars in thousands except weighted average fair value)	Shares	Weighted Average Fair Value
Outstanding as of December 31, 2022(1)	1,862	$10,464.00
Granted	2,551	$2,702.00
Released	(650)	$10,329.60
Forfeited	(878)	$9,817.60
Outstanding as of December 31, 2023	2,885	$3,784.80
Granted	1,797,111	$3.72
Released	(1,322,382)	$1.31
Forfeited	(37,207)	$2.32
Outstanding as of December 31, 2024	440,407	$3.61

(1) The Company’s subsidiaries in China have employees who are citizens of the PRC. Pursuant to the regulation Circular 78 and Circular 7 issued by the Central State Administration of Foreign Exchange of PRC (“SAFE”), we cannot release vested RSUs to it’s PRC citizen employees before they have completed the required SAFE registration with a dedicated account set up for each of them to repatriate proceeds back to China under the SAFE. As a result, 151 RSUs of the Company’s PRC citizens employees vested in 2022 were included in the outstanding RSUs at December 31, 2022 as unreleased RSUs because those employees did not complete the SAFE registration process.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
As of December 31, 2024, the total unrecognized stock-based compensation expense for RSUs granted under the 2021 Plan was $0.8 million which is expected to be recognized over a weighted average period of 1.71 years.
The total fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $8.4 million and $4.4 million, respectively.
EI Plan
On February 1, 2018, the Board adopted the Equity Incentive Plan (“EI Plan”), under which the Board authorized the grant of up to 4,416 incentive and nonqualified stock options, restricted stock, unrestricted stock, restricted stock units, and other stock-based awards for Legacy FF’s Class A Ordinary Stock to employees, directors and non-employees.
On the closing date and in connection with the Business Combination, each of the Legacy FF’s outstanding options under the EI Plan immediately prior to the closing of the Business Combination remained outstanding and converted into the right to purchase the Company’s Class A Common Stock based on the Exchange Ratio.
A summary of the Company’s stock option activity under the EI Plan is as follows:

(dollars in thousands except weighted average exercise price)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,440	$27,168.00	6.92	$22
Expired/forfeited	(409)	$31,130.40
Outstanding as of December 31, 2023	2,031	$26,408.80	5.92	$31,743
Expired/forfeited	(82)	$28,973.01
Outstanding as of December 31, 2024	1,949	$26,237.95	4.84	$50,054

Exercisable as of December 31, 2024	1,931	$26,077.74	4.83	$49,283
The total grant date fair value of options vested during the years ended December 31, 2024 and 2023 was $2.3 million and $9.3 million, respectively.
As of December 31, 2024, the total unrecognized stock-based compensation expense for stock options granted under the EI Plan was less than $0.1 million which is expected to be recognized over a weighted average period of 1.69 years.
STI Plan
On May 2, 2019, the Company adopted its Special Talent Incentive Plan (“STI Plan”) under which the Board may grant up to 1,472 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for Legacy FF’s Class A Ordinary Stock to employees, directors, and non-employees.
The STI Plan does not specify a limit on the number of stock options that can be issued under the plan. Per the terms of the STI Plan the Company must reserve and keep available a sufficient number of shares to satisfy the requirements of the STI Plan.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
A summary of the Company’s stock option activity under the STI Plan is as follows:

(dollars in thousands except weighted average exercise price)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	586	$60,864.00	6.94	$—
Expired/forfeited	(22)	$78,722.80
Outstanding as of December 31, 2023	564	$60,169.20	6.64	$16,318
Expired/forfeited	(77)	$95,528.84
Outstanding as of December 31, 2024	487	$52,893.32	5.50	$25,481

Exercisable as of December 31, 2024	374	$41,906.97	5.23	$15,448
The total grant date fair value of options vested during the years ended December 31, 2024 and 2023 was $7.8 million and $1.7 million, respectively.
As of December 31, 2024, the total unrecognized stock-based compensation expense for stock options granted under the STI Plan was less than $0.1 million, which is expected to be recognized over a weighted average period of approximately 1.78 years.
Stock-based compensation expense
The following table presents stock-based compensation expense for all of the Company’s 2021 Plan, EI Plan, STI Plan and Common Units of FF Global included in each respective expense category in the Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Research and development	$2,670	$6,812
Sales and marketing	915	807
General and administrative	4,797	1,548
	$8,382	$9,167
Included in stock-based compensation expense for the year ended December 31, 2023 is $4.1 million related to when the Company’s share-based payment awards were classified as liabilities from time to time during the year ended December 31, 2023.
14.Fair Value of Financial Instruments
Cash Equivalents
The fair value of the Company’s money market funds is based on the closing price of these assets as of the reporting date, which are included in cash equivalents. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. The Company had no cash equivalents on December 31, 2024 and 2023.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Notes Payable & Related Party Notes Payable
The Company has elected to measure certain notes payable and related party notes payable at fair value. Specifically, the SPA Portfolio Notes or notes convertible into SPA Portfolio Notes as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 7, Notes Payable and Note 8, Related Party Transactions). The Company used a binomial lattice model and discounted cash flow methodology to value the notes carried at fair value. The significant assumptions used in the models include the volatility of the Class A Common Stock, the Company’s expectations around the full ratchet anti-dilution trigger, the Company’s debt discount rate based on a CCC rating, annual dividend yield, and the expected life of the instrument. Fair value measurements associated with the notes payable and related party notes payable represent Level 3 valuations under the fair value hierarchy.
The fair value adjustments related to notes payables and related party notes payable were recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options or Change in fair value of related party notes payable and related party warrant liabilities, respectively, in the Consolidated Statements of Operations and Comprehensive Loss.
For notes payable and related party notes payable where the Company did not elect the fair value option pursuant to ASC 825, Financial Instruments, the carrying value approximates the fair value of the obligation.
SPA Portfolio Note Warrants
The Company is required to measure certain SPA Portfolio Note warrants at fair value. The Company uses a Monte Carlo simulation model to measure the fair value of the liability classified SPA Warrants, where the significant assumptions used include the volatility of the Company’s Class A Common Stock, the Company’s expectations around the full ratchet anti-dilution trigger, the contractual term of the warrant, the risk-free rate and annual dividend yield. Fair value measurements associated with the liability-classified warrants represent Level 3 valuations under the fair value hierarchy.
The fair value adjustments related to the liability classified warrants were recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options or Change in fair value of related party notes payable and related party warrant liabilities, in the Consolidated Statements of Operations and Comprehensive Loss
Public and Private Warrants
Upon the closing of the Business Combination, the Company assumed 2,394 Public Warrants and 62 Private Warrants from PSAC. The Company also issued 9 Private Warrants to settle related party notes of PSAC. The Public Warrants are indexed to the Company’s own stock and, as such, meet the scope exception in accordance with ASC 815-40 to be classified in equity. The Private Warrants are classified as liabilities and the fair value is included in Warrant liabilities in the Consolidated Balance Sheets. The Company valued the Private Warrants using a binomial lattice model. Inherent in a binomial lattice model are assumptions related to risk free rate, annual dividend yield, expected warrant life, and volatility of the Company's stock. The Company estimated the fair value of the Private Warrants to be zero and $0.1 million as of December 31, 2024, and 2023, respectively. Changes in the fair value of the Private Warrants are recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
Fair value measurements associated with the Private Warrants liabilities represent Level 3 valuations under the fair value hierarchy.
Derivative Call Options
The Junior Secured SPA investors and the 2024 Unsecured SPA investors were issued Incremental Warrants to purchase additional Junior Secured SPA Notes and 2024 Unsecured SPA Notes, respectively, up to the amounts originally funded under their commitments. The Company estimates the fair value of the Incremental Warrants using a Monte Carlo simulation model where the significant assumptions used include the volatility of the Company’s Class A Common Stock, the Company’s expectations around the full ratchet trigger, the contractual term of the Incremental Warrants, the risk-free rate and annual dividend yield. The underlying convertible notes and the warrants issuable upon the exercise of the Incremental Warrant were assumed to be exercisable up to the maximum allowable amount. Additionally, the terms of these instruments were presumed to be consistent with those of the convertible notes and warrants issued in connection with the Incremental Warrants. Fair value measurements associated with the liability-classified derivatives represent Level 3 valuations under the fair value hierarchy.
The fair value adjustments related to the Incremental Warrants were recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Liabilities due to Insufficient Authorized Shares
From time to time, certain of the Company’s equity-linked financial instruments may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to the Company having insufficient authorized shares to fully settle the equity-linked financial instruments in shares. See Note 12, Stockholders' Equity. As of December 31, 2024, the Company did not have any instruments classified as a liability due to insufficient authorized shares.
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities[1]	$—	$—	$28,864
Derivative call options	$—	$—	$29,709
Notes payable[1]	$—	$—	$46,628
1 Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities[1]	$—	$—	$306
Notes payable[1]	—	—	86,712
1 Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.
There were not any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the year ended December 31, 2024. The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, accounts payable, accrued liabilities and notes payable, other than the SPA Portfolio Notes, approximate fair value because of their short-term nature or contractually defined value.
The following table summarizes the activity of Level 3 fair value measurements:

(in thousands)	Warrant Liabilities[1]	Derivative Call Option	Notes Payable[1]
Balance as of December 31, 2023	$306	$—	$86,712
Additions	34,441	14,267	58,789
Debt extinguishments	—	—	2,699
Change in fair value measurements	(5,723)	15,442	(34,460)
Reclassification of liability classified warrants to equity	(160)	—	—
Conversions of notes to Class A Common Stock	—	—	(67,112)
Balance as of December 31, 2024	$28,864	$29,709	$46,628
1 Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
15.Income Taxes
The provision for income tax consisted of the following:

(in thousands)	2024	2023
Current:
Federal	$—	$—
State	(4)	2
Foreign	(263)	107
	(267)	109

Deferred:
Federal	(21,218)	(48,499)
State	(10,013)	(22,277)
Foreign	(504)	6,577
	(31,735)	(64,199)
Valuation allowance	31,735	64,199
	—	—

	$(267)	$109
The components of losses before income taxes, by taxing jurisdiction, were as follows for the years ended December 31,:

(in thousands)	2024	2023
U.S.	$(324,929)	$(411,790)
Foreign	(31,185)	(19,845)
	$(356,114)	$(431,635)
Reconciliation of Statutory Federal Tax Rate to Effective Tax Rate
The provision for income taxes for the years ended December 31, 2024, and 2023 differs from the amount computed by applying the statutory federal corporate income tax rate of 21% to losses before income taxes. The following adjustments account for these differences for the years ended December 31, 2024, and 2023:

	2024	2023
Federal income tax expense	21.0%	21.0%
State income taxes (net of federal benefit)	2.3%	4.1%
Other permanent differences	(1.4)%	(0.7)%
Fair value debt adjustments	(10.3)%	(5.8)%
Disallowed interest	(1.8)%	(1.2)%
Foreign tax rate difference	0.1%	0.2%
Prior year true-up on deferred taxes	(0.2)%	(0.1)%
Return-to-provision adjustment	(1.3)%	—%
Uncertain tax benefit	0.8%	(1.0)%
Expiration of tax attributes	(0.3)%	(1.8)%
Valuation allowance	(9.0)%	(14.7)%
	0.1%	0.0%
These adjustments result in an effective tax rate of 0.1% in 2024 compared to 0.0% in 2023.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The main changes in permanent differences related to fair value adjustments on convertible related party notes payable and notes payable and disallowed interest expense. The main changes in foreign tax rate difference and valuation allowance related to lower foreign losses incurred in 2024.
Deferred Tax Assets & Liabilities and Valuation Allowance
The tax effects of temporary differences for the years ended December 31, 2024, and 2023 that give rise to significant portions of the deferred tax assets and deferred tax liabilities are provided below:

(in thousands)	2024	2023
Deferred Tax Assets:
Net operating losses (“NOL”)	$411,244	$353,839
Research and development credits	4,239	4,239
Accrued liabilities	25,581	16,646
Capital loss	—	3,420
Amortization	8,803	9,921
Capitalized R&D expense	53,125	74,835
Stock-based compensation	450	418
Transaction costs	35	45
Other	379	594
Gross deferred tax assets	503,856	463,957
Valuation allowance	(457,738)	(426,003)
Deferred tax assets, net of valuation allowance	46,118	37,954
Deferred Tax Liabilities:
Depreciation	(20,174)	(14,113)
State taxes	(25,944)	(23,841)
Gross deferred tax liabilities	(46,118)	(37,954)

Net deferred tax assets (liabilities)	$—	$—
The Company has recognized a full valuation allowance as of December 31, 2024, and 2023 since, in the judgment of management given the Company’s history of losses, the realization of these deferred tax assets was not considered more likely than not. The valuation allowance was $457.7 million and $426.0 million as of December 31, 2024, and 2023, respectively, with increases attributable to the current year’s provision. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. During December 31, 2024 and 2023, the Company evaluated the realizability of its net deferred tax assets based on available positive and negative evidence and concluded that the likelihood of realization of the benefits associated with its net deferred tax assets does not reach the level of more likely than not due to the Company’s history of cumulative pre-tax losses and risks associated with the generation of future income given the current stage of the Company’s business.

The following table summarizes the valuation allowance:

(in thousands)	2024	2023
Beginning balance	$426,003	$361,804
Increase related to current year tax positions	31,735	64,199
Ending balance	$457,738	$426,003

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Net Operating Loss Carryforwards and R&D tax credit carryforward
As of December 31, 2024, the Company has U.S. federal net operating loss carryforwards of $1,328.5 million, which will begin to expire in 2034, and foreign net operating loss carryforwards of $48.0 million, began expiring in 2024. The U.S. federal net operating loss carryforwards of $1,247.5 million generated post the Tax Cuts and Jobs Act may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. The U.S. federal net operating loss carryforwards of $80.5 million generated prior to December 31, 2017 may be carried forward for twenty years. As of December 31, 2024, the Company has California net operating loss carryforwards of $1,360.2 million, which will begin to expire in 2034.
The Company has 2035 U.S. federal R&D tax credit carryforwards and a state R&D tax credit carryforward of $4.2 million as of December 31, 2024 which will begin to expire in 2035. The U.S. state tax credits do not expire and can be carried forward indefinitely.
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
Reinvestment of Earnings
The Company’s intention is to indefinitely reinvest earnings in all jurisdictions outside the United States. As of December 31, 2024, and 2023, there was no material cumulative earnings outside the United States due to net operating losses and the Company has no earnings and profits in any jurisdiction, that if distributed, would give rise to a material unrecorded liability.
Tax Jurisdictions
The Company is subject to taxation and files income tax returns with the U.S. federal government, the state of California, , as well as under the tax laws of the People’s Republic of China. As of December 31, 2024, the 2020 through 2024 federal income tax returns and 2019 through 2024 state income tax returns are open to exam. The Company is not under any income tax audits. All of the prior year income tax returns, from 2018 through 2024, are open under China tax law.
Uncertain Income Tax Position
The aggregate change in the balance of unrecognized tax benefits for the years ended December 31, 2024, and 2023 is as follows:

(in thousands)	2024	2023
Beginning balance	$12,972	$8,807
Increase related to current year tax positions	389	4,165
Decrease related to prior year positions	(3,274)	—
Ending balance	$10,087	$12,972
In accordance with ASC 740-10, Income Taxes — Overall, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. No interest and penalties related to the Company’s unrecognized tax benefits was accrued as of December 31, 2024, and 2023, as the uncertain tax benefit only reduced the net operating losses. The Company does not expect its uncertain income tax positions to have a material impact on its consolidated financial statements within the next twelve months. As of December 31, 2024 and 2023, the realization of uncertain tax positions were not expected to impact the effective rate due to a full valuation allowance on federal and state deferred taxes.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
16.Net Loss per Share
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
The following data shows the amounts used in computing net loss per share and the effect on net loss and the weighted-average number of shares for the years ended December 31, 2024, and 2023:

(in thousands, except share and per share amounts)	2024	2023
Net loss	$(355,847)	$(431,744)
Less: Deemed Dividend	(7,576)	—
Net loss available to common stockholders	$(363,423)	$(431,744)

Weighted average shares used in computing net loss per share of Class A and B Common Stock:
Basic	18,529,525	240,869
Diluted	18,529,525	240,869

Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(19.61)	$(1,792.44)
Diluted	$(19.61)	$(1,792.44)
The net loss per common share was the same for the Class A Common Stock and Class B Common Stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the Consolidated Statements of Operations and Comprehensive Loss.
Potentially Dilutive Shares
The Company reported net losses for all periods presented, resulting in all potentially dilutive Common Stock equivalents being considered antidilutive and excluded from the calculation of net loss per share.
The table below presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock attributable to Common Stock stockholders due to their antidilutive effect as of December 31,:

	2024	2023
Shares issuable upon conversion of SPA Portfolio Notes	41,054,586	1,069,202
Shares issuable upon conversion of Unsecured Convertible Notes	749,866	—
Shares issuable upon exercise of equity classified SPA Portfolio Note warrants	15,238	13,906
Shares issuable upon exercise of liability classified SPA Portfolio Note warrants	16,720,384	—
Other warrants	5,776,657	228,482
Stock-based compensation awards – Options	2,591	798
Stock-based compensation awards – RSUs	161,225	2,885
Public warrants	2,453	2,453
Private warrants	12	12
	64,483,012	1,317,738

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
17.Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Consolidated Financial Statements were issued.
Subsequent SPA Portfolio Notes Activity
Subsequent to December 31, 2024, the Company issued 2024 Unsecured convertible notes to a third party totaling $20.0 million with due dates ranging from December 31, 2029 through January 22, 2030 at 10.00% interest. Principal and accrued interest are convertible at the option of the holder into Common Stock of the Company at a conversion price per share equal to the lower of a) stated conversion price or b) lowest VWAP of the five trading days immediately prior to the day on which lender provides conversion notice. Additionally, $18.6 million of principal and $1.1 million of interest of the Company’s SPA Portfolio Notes were converted into 17,034,826 shares of the Company’s Class A Common Stock.
Related Parties Unsecured Convertible Note
On February 11, 2025, $1.5 million of principal and $0.1 million of interest under Unsecured Convertible Note held by MHL were converted into 1,352,766 shares of Class A Common Stock pursuant to the terms of the agreement.
Letter Agreements
On January 28, 2025, the Company entered into a letter agreement (“September Letter Agreement”) with certain Junior Secured SPA Investors. Before stockholder approval, these investors agreed not to convert outstanding notes below the initial $5.24 conversion price. In return, the Company agreed to issue “True-Up Shares” after approval to adjust for any pre-approval conversions, based on a formula considering accrued interest and market pricing.
On the same date, the Company entered into a similar letter agreement (“December Letter Agreement”) with certain 2024 Unsecured SPA Investors, modifying terms related to their previously disclosed investment. These investors agreed not to convert outstanding notes below the initial $1.16 conversion price before stockholder approval. The Company agreed to issue True-Up Shares post-approval using a similar adjustment formula. Additionally, if a resale registration statement becomes effective, and the conversion price exceeds the prior day's closing bid price, the conversion price will be adjusted downward.
Both Letter Agreements include a provision preventing the issuance of shares if the Company's available authorized stock is insufficient. However, the Company must deliver the shares once sufficient stock becomes available.
Settlement and Release Agreement
On January 17, 2025, the Company entered into a Settlement and Release Agreement with HSL s.r.l. (“HSL”) to resolve outstanding claims with HSL. As part of the Settlement and Release Agreement, Faraday agreed to issue €1.15 million (approximately $1.185 million) worth of Class A Common Stock (the “Compensated Shares”) to HSL, with the number of shares based on a per share price of $1.53, which was the closing price of the Class A Common Stock on January 16, 2025, the trading day prior to the signing of the Settlement and Release Agreement. On January 17, 2025 the Company issued 774,183 shares of Class A common stock in lieu of the settlement. These shares remain restricted until the Registration Statement becomes effective. The settlement also included the cancellation of purchase orders and the resolution of claims related to items without associated purchase orders. Additionally, the Company may issue extra shares or provide additional cash to HSL if the market value decreases by more than 5% between January 17, 2025, the issuance date of the Compensated Shares and the date when the Registration Statement is effective.
Second Series A Preferred Stock
On January 28, 2025, in connection with a purchase agreement entered into with Mr. Aydt, the Company’s Global CEO, the Company filed a Series A Certificate of Designation with the Secretary of State of the State of Delaware. The Series A Certificate of Designation designated one share of the Company’s Preferred Stock as the Second Series A Preferred and established the preferences, rights and limitations thereof. The closing of the sale and purchase of the share of the Second Series A Preferred was completed on January 28, 2025 for a purchase price of $100.00. See Note 12, Stockholders’ Equity.
2025 Senior Unsecured SPA Notes
On March 21, 2025, the Company entered into a Securities Purchase Agreement with institutional investors for the sale of $41.0 million in senior unsecured convertible notes (“2025 Senior Unsecured SPA Notes”), of which approximately $39.5 million will be paid in cash and $1.5 million will convert from a prior loan. The financing includes common stock purchase warrants, Series B Preferred Stock, and incremental note purchase warrants, with closings expected to occur in four

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
tranches subject to certain conditions. The Company may issue up to an additional $10.0 million in notes if additional investors join before the first closing. Faraday Future also agreed to register for resale the shares underlying the convertible notes and warrants within 45 days and maintain an effective registration.
Uni vest Securities, LLC is acting as placement agent and will receive a cash fee of up to 8.0% of gross proceeds and warrants equal to 7.0% of the shares underlying the issued notes. The placement agent warrants have a five-year term and exercise prices ranging from $1.548 to 120% of the prior day’s closing stock price, depending on the tranche. The Company agreed to reimburse up to $0.2 million in expenses related to the transaction.
Increase in Authorized Shares and Elimination of Preferred Stock
On March 10, 2025, the Company amended its Certificate of Incorporation to increase authorized shares to 139,245,313, consisting of 129,245,313 shares of Common Stock and 10,000,000 shares of Preferred Stock. Additionally, the Company eliminated the previously designated Second Series A Preferred Stock following the redemption of its sole outstanding share on March 7, 2025. The eliminated share was returned to authorized but unissued Preferred Stock. See Note 12, Stockholders’ Equity.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Security Exchange Commission's (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Global Chief Executive Officer and Interim Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024, due to the material weaknesses in the Company’s internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s Global CEO and Interim Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, due to the material weaknesses described below, the Company concluded that the system of internal control over financial reporting was not effective.
The Company identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
•The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, management did not establish formal reporting lines in pursuit of its objectives. Further, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions.
•The Company did not design and maintain effective controls in response to the risks of material misstatement. Specifically, changes to existing controls or the implementation of new controls were not sufficient to respond to changes to the risks of material misstatement to financial reporting, due to growth in the business.
•The Company did not design and maintain effective controls for communicating and sharing information between the legal, capital markets, and accounting and finance departments. Specifically, the accounting and finance departments were not consistently provided the complete and adequate support, documentation, and information including the nature of relationships with certain counterparties to record transactions within the financial statements timely, completely and accurately.
•The Company did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual or complex transactions, including the proper application of generally accepted accounting principles to such transactions. Specifically, the Company did not design and maintain controls to timely identify and account for convertible notes under the fair value option, warrant liabilities, embedded derivatives related to convertible notes, impute interest on related party notes payable with interest rates below market rates, account for failed sale leaseback transactions, and account for warrant instruments.
•The Company did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the period-end financial reporting process addressing areas including financial statement and footnote presentation and disclosures, account reconciliations and journal entries, including segregation of duties, assessing the reliability of reports and spreadsheets used in controls, and the timely identification and accounting for cut-off of expenditures.

•The Company did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements, specifically, with respect to (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; and (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored. These IT deficiencies did not result in a material misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could result in material misstatements potentially impacting all financial statement accounts and disclosures.
•The Company did not maintain an effective control environment or demonstrate a commitment to maintain integrity and ethical values. Specifically, members of management failed to reinforce the need for compliance and internal control awareness with certain of the Company’s governance, accounting and finance policies and procedures. This resulted in inaccurate and incomplete disclosures of certain relationships, arrangements, and transactions.
•The Company did not design and maintain effective controls related to the identification and disclosure of certain arrangements and transactions with related parties.
•Although management has established processes for cybersecurity incident assessment and reporting, these processes do not currently include formal procedures for reporting material cybersecurity incidents to the Board of Directors.
Each of the material weaknesses described above could result in a material misstatement to substantially all of the Company’s accounts or disclosures.
Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting
Management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. Since identifying the material weaknesses described above, the Company made the following enhancements to the Company’s internal control over financial reporting:
•The Company has added and will continue to add finance and accounting personnel to the organization to strengthen its finance and accounting teams. The additional personnel are expected to provide oversight, structure, reporting lines, and additional review over the Company’s disclosures;
•The Company has implemented and will continue to develop new accounting policies and procedures, and the Company has installed and continues to configure an IT system relevant to the preparation of the Company’s financial statements to improve communication of key areas across the different departments at the Company and to provide adequate structure, accountability, and segregation of duties;
•The Company has implemented and will continue to develop enhanced controls around the Company’s related party transactions, including regular attestations; and
•The Company adopted an Insider Investment Reporting Policy to enhance internal reporting of related party transactions.
Our remediation activities are continuing during 2024. There has been substantial changes to the composition of the Board as a result of the governance settlement entered into between the Company and FF Global, as well as substantial turnover in key management personnel, including accounting, legal and compliance personnel, which could impact its ability to implement the above-described remedial measures. In addition, the Company has engaged various advisory firms to provide consulting services to assist in improving the internal control environment and reviewing the corporate organization on a go-forward basis.
In addition, as of December 31, 2024, certain departments within the Company report to both Mr. Jia and Mr. Aydt, including the Company’s user ecosystem, capital markets, human resources and administration, and FF China (“FFCN”), subject to processes and controls that have been determined and continue to be developed by the Board after consultation with the Company’s management. Further, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act, and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act. FF has or is planning to put in place processes and controls to mitigate the risks associated with the changes in Mr. Jia’s responsibilities as well as to enhance oversight and corporate governance, including but not limited to:
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
•While the Company has hired a Compliance Officer with the title of a Deputy General Counsel to support its compliance efforts, (hired in March 2023),it will continue to review the need to employ a Chief Compliance Officer who will report on a dotted line to the Chair of the Audit committee, and
•Re-engaging external consulting resources review compliance activities and perform work in the capacity of an internal audit function, who will report on a dotted line to the Chair of the Audit committee
In addition to the above actions and in view of the governance changes that the Company implemented pursuant to the Heads of Agreement and Amended Shareholder Agreement and otherwise, the Company expects to engage in additional activities, including, but not limited to:
•Continuing to hire key finance and accounting personnel as the Company scales and until it has sufficient technical accounting resources, combined with engaging external consultants to provide support and to assist in the evaluation of more complex applications of generally accepted accounting principles and to assist with documenting and assessing its accounting policies and procedures;
•Designing and implementing controls in response to the risks of material misstatement to identify and evaluate changes in the Company’s business and the impact on internal controls;
•Designing and implementing controls for communicating and sharing information between legal, capital markets, and accounting to facilitate transactions being recorded timely and accurately;
•Designing and implementing formal processes, accounting policies, procedures, and controls supporting certain business processes and its financial close process, including creating standard balance sheet reconciliation templates and journal entry controls assessing the reliability of reports and spreadsheets used in controls; and the timely identification and accounting for cut-off of expenditures;
•Designing and implementing controls to address the identification of and accounting for certain non-routine, unusual or complex transactions;
•Designing and implementing controls related to the identification and disclosure of certain arrangements and transactions with related parties;
•Continuing to implement additional IT systems relevant to the preparation of the Company’s financial statements and controls over financial reporting to improve communication of key areas across the different departments at the Company and to provide adequate structure, accountability, and segregation of duties; and
•Designing and implementing IT general controls, including controls over change management, the review and update of user access controls and controls over critical batch jobs and data backups.

While the Company has made progress, the material weaknesses will not be considered remediated until the Company completes the design and implementation of the enhanced controls, the controls operate for a sufficient period of time, and the Company has concluded, through testing, that these controls are effective. The Company believes that the remediation plan will be sufficient to remediate the identified material weakness and strengthen internal control over financial reporting.
As the Company continues to evaluate and work to improve internal control over financial reporting, the Company may determine that additional measures or modifications to the remediation plan are necessary.
The Company is working to remediate the material weaknesses as efficiently and effectively as possible and expects full remediation could potentially go beyond December 31, 2025. At this time, the Company cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring significant costs, and will place significant demands on the Company’s financial and operational resources.

While the Company believes these efforts will remediate the material weaknesses, the Company may not be able to complete its evaluation, testing or any required remediation in a timely fashion, or at all. The Company cannot assure that the measures that have been taken to date and may be taken in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of the Company’s internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Further loss and/or turnover in key management personnel, particularly accounting, finance and legal personnel, may negatively impact the Company’s ability to implement its remediation plan. If the Company is unable to remediate its material weaknesses, the Company’s ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect the Company’s reputation and business and the market price of the Class A Common Stock. Any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of the Company’s securities and harm to the Company’s reputation and financial condition, or diversion of financial and management resources from the operation of the Company’s business.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the fourth ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Item 9B. Other Information
Consulting Services Agreement
On March 6, 2023, the Company entered into a Consulting Services Agreement (the “Consulting Services Agreement”) with FF Global, effective as of February 1, 2023. Pursuant to the Consulting Services Agreement, FF Global shall provide consultation and integrate resources to assist the Company in achieving its strategic goals, including to (i) assist the Company in developing its funding strategy; (ii) assist the Company in developing its value return & management strategy; (iii) consult on and integrate stockholder relations and stockholder resources; (iv) provide support on communications regarding stockholders meetings; (v) develop the Company’s existing stockholder financing strategy, including retail investors and others; (vi) assist the Company in risk management strategy; and (vii) assist in capability build up & operation strategy. The Consulting Services Agreement has an initial term of 12 months and automatically renews for successive 12 month periods unless earlier terminated in accordance with the terms thereof. Effective March 6, 2025, the Consulting Services Agreement renewed automatically until March 6, 2026.
As consideration, the Company agreed to pay FF Global a monthly fee of $0.2 million per month, due and payable on the last day of each month beginning on March 31, 2023, as well as reimburse FF Global for all reasonable and documented out-of-pocket travel, legal, and other out-of-pocket expenses incurred in connection services pursuant to the Consulting Services Agreement, (including reasonable fees and disbursements of FF Global’s external legal counsel), which out-of-pocket expenses shall not exceed $0.05 million without the prior written consent of the Company (which consent shall be in the sole and absolute discretion of the Company).
The description of the Consulting Agreement in this Item 9B is qualified in its entirety by reference to its terms, as detailed in Note 8, Related Party Transactions—which also includes the payment information—and as filed as Exhibit 10.47 to this Form 10-K.
Insider Trading Policies and Procedures
The Company maintains an Insider Trading and Confidentiality Policy to ensure compliance with federal securities laws, including SEC Rule 10b5-1 and Section 10(b) of the Securities Exchange Act of 1934. This Policy applies to employees, officers, directors, independent contractors, and consultants and is designed to prevent the unlawful use of material nonpublic information in securities trading. It outlines i) prohibited activities, including restrictions on trading and the sharing of material nonpublic information; ii) trading restrictions, which govern when and how Company securities may be traded, including pre-clearance requirements, blackout periods, and designated trading windows; and iii) compliance and enforcement measures, specifying adherence requirements, periodic reviews, and potential consequences for violations.
The Policy prohibits:
•Trading in Company securities while in possession of material nonpublic information.
•Tipping or sharing confidential Company information with third parties, including family and friends.
•Engaging in short sales, hedging transactions, or margin trading involving Company securities.

Trading Restrictions:
•Directors, executive officers, and designated employees (including vice presidents and above) may only trade during approved trading windows, which begin one full trading day after the public release of quarterly results and end ten trading days before the end of the subsequent quarter.
•Pre-clearance is required at least 48 hours in advance of any trade, and transactions must be executed within 48 hours of approval. If material nonpublic information is obtained before execution, the trade must not proceed.
•The Company may impose event-specific blackout periods to restrict trading when material developments are pending. These restrictions apply to all employees, officers, and directors with access to material nonpublic information.
•Trading under Rule 10b5-1 plans is permitted if established in good faith, at a time when the individual is not in possession of material nonpublic information, and is pre-approved by the Legal Department and Executive Chairperson (or designee).
Compliance & Enforcement:
•Violations may result in disciplinary action, termination, and potential civil or criminal penalties.
•Employees are required to acknowledge the Policy upon hiring and review it annually.
•The Legal Department and Executive Chairperson (or designee) are responsible for enforcing the Policy and monitoring compliance.
•The Policy is reviewed and updated by the Board of Directors as necessary to ensure compliance with evolving regulations and Company policies.
Insider Trading Arrangements
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders, which the Company expects to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders, which the Company expects to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders, which the Company expects to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders, which the Company expects to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive proxy statement for the Company’s Annual Meeting of Stockholders, which the Company expects to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.
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
Exhibit 2.2 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
2.3	Second Amendment to Agreement and Plan of Merger, dated as of May 3, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Exhibit 2.3 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-255027) filed on June 1, 2021
2.4	Third Amendment to Agreement and Plan of Merger, dated as of June 14, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Exhibit 2.4 to Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-255027) filed on June 23, 2021
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of July 12, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Exhibit 2.5 to the Current Report on Form 8-K filed on July 22, 2021.
3.1	Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024.
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024.
3.3	Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 26, 2024.
3.4	Certificate of Elimination of Series A Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on August 1, 2024.
3.5	Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on August 1, 2024.
3.6	Fourth Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.2 to the Current Report on Form 8-K filed on August 15, 2024.
3.7	Amended and Restated Bylaws of the Company	Exhibit 3.2 to the Current Report on Form 8-K filed on June 16, 2023
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, dated January 22, 2025.	Exhibit 3.1 to the Current Report of Form 8-K filed on January 31, 2025
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report of Form 8-K filed on March 11, 2025
3.10	Certificate of Elimination of Series A Preferred Stock.	Exhibit 3.2 to the Current Report of Form 8-K filed on March 11, 2025
3.11	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	Exhibit 3.1 to the Current Report of Form 8-K filed on March 24, 2025
4.1*	Description of the Securities	N/A
4.2	Specimen Common Stock Certificate	Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
4.3	Specimen Warrant Certificate	Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company	Exhibit 4.5 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
4.5	Form of Common Stock Purchase Warrant (under Securities Purchase Agreement, dated as of August 14, 2022)	Exhibit 4.1 to the Current Report on Form 8-K filed on August 15, 2022

4.6	Form of Common Stock Purchase Warrant (under Amendment No. 1 to the Securities Purchase Agreement and Convertible Senior Secured Promissory Notes, dated as of September 23, 2022)	Exhibit 4.1 to the Current Report on Form 8-K filed on September 26, 2022
4.7	Form of Adjustment Warrant (under Amendment No. 1 to Securities Purchase Agreement and Convertible Senior Secured Promissory Notes, dated as of September 23, 2022)	Exhibit 4.2 to the Current Report on Form 8-K filed on September 26, 2022
4.8	Form of Tranche C Warrant (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 4.1 to the Current Report on Form 8-K filed on February 6, 2023
4.9	Form of Replacement Warrant (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 4.2 to the Current Report on Form 8-K filed on February 6, 2023
4.10	Form of Common Stock Purchase Warrant (under Amendment No. 8 to Security Purchase Agreement, dated May 8, 2023)	Exhibit 4.1 to the Current Report on Form 8-K filed on May 10, 2023
4.11	Form of FFVV Common Stock Purchase Warrant.	Exhibit 4.1 to the Current Report on Form 8-K filed on June 27, 2023
4.12	Form of Senyun Common Stock Purchase Warrant.	Exhibit 4.2 to the Current Report on Form 8-K filed on June 27, 2023
4.13	Common Stock Purchase Warrant, dated August 4, 2023, issued to Streeterville Capital, LLC.	Exhibit 4.1 to the Current Report on Form 8-K filed on August 7, 2023
4.14	Common Stock Purchase Warrant, dated September 21, 2023, issued to FF Vitality Ventures LLC.	Exhibit 4.1 to the Current Report on Form 8-K filed on September 22, 2023
4.15	Form of Warrant	Exhibit 4.1 to the Current Report on Form 8-K filed on September 6, 2024.
4.16	Form of Incremental Warrant	Exhibit 4.2 to the Current Report on Form 8-K filed on September 6, 2024.
4.17	Form of Placement Agent Warrant	Exhibit 4.3 to the Current Report on Form 8-K filed on September 6, 2024.
4.18	Form of Secured Convertible Note	Exhibit 4.4 to the Current Report on Form 8-K filed on September 6, 2024.
4.19	Form of Warrant	Exhibit 4.1 to the Current Report of Form 8-K filed on December 23, 2024
4.20	Form of Incremental Warrant	Exhibit 4.2 to the Current Report of Form 8-K filed on December 23, 2024
4.21	Form of Unsecured Convertible Note	Exhibit 4.3 to the Current Report of Form 8-K filed on December 23, 2024
4.22	Form of Common Warrant	Exhibit 4.1 to the Current Report of Form 8-K filed on March 24, 2025
4.23	Form of Incremental Warrant	Exhibit 4.2 to the Current Report of Form 8-K filed on March 24, 2025
4.24	Form of Unsecured Note	Exhibit 4.3 to the Current Report of Form 8-K filed on March 24, 2025
4.25	Form of Placement Agent Warrant	Exhibit 4.4 to the Current Report of Form 8-K filed on March 24, 2025
10.1	Amended and Restated Registration Rights Agreement between the Company and certain holders identified therein	Exhibit 10.1 to the Current Report on Form 8-K filed on July 22, 2021.
10.2	Form of Subscription Agreement between the Company and the subscribers party thereto	Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.3	Amended and Restated Shareholder Agreement dated as of January 13, 2023, by and between the Company and FF Top Holding LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2023
10.4	Form of Support Agreement between FF Intelligent Mobility Global Holdings Ltd. and FF Top Holding Limited.	Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.5	Form of Support Agreement between FF Intelligent Mobility Global Holdings Ltd. and Season Smart Limited.	Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.6#	Faraday Future Intelligent Electric Inc. 2021 Stock Incentive Plan	Exhibit 10.10 to the Current Report on Form 8-K filed on July 22, 2021.

10.7	Ares Capital Corporation Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.22 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.8	Ares Centre Street Partnership Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.23 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.9	Ares Credit Strategies Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.24 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.10	Ares Direct Finance I LP Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.25 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.11#	Offer Letter dated October 10, 2018 between Tin Mok and Faraday&Future Inc.	Exhibit 10.29 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.12#	Sign On Bonus Addendum Letter dated March 26, 2019 between Chui Tin Mok and Faraday&Future Inc.	Exhibit 10.30 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.13#	Sign On Bonus Addendum Letter dated March 11, 2018 between Chui Tin Mok and Faraday&Future Inc.	Exhibit 10.31 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.14#	Smart King Ltd. Equity Incentive Plan, as Adopted on February 1, 2018, as Amended and Restated Effective February 1, 2018	Exhibit 10.32 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.15#	Form of Smart King Ltd. Equity Incentive Plan Option Award Agreement (United States)	Exhibit 10.33 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.16#	Form of Smart King Ltd. Equity Incentive Plan Option Award Agreement (China)	Exhibit 10.34 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.17#	Smart King Ltd. Special Talent Incentive Plan, as Adopted on May 2, 2019, as Amended on July 26, 2020	Exhibit 10.35 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.18#	Form of Smart King Ltd. Special Talent Incentive Plan Share Option Agreement (Individual)	Exhibit 10.36 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.19#	Form of Smart King Ltd. Special Talent Incentive Plan Share Option Agreement (Entity)	Exhibit 10.37 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.20+^	Contract Manufacturing and Supply Agreement by and between Faraday&Future Inc. and Myoung Shin Co., Ltd. dated February 4, 2022	Exhibit 10.31 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-258993) filed on August 30, 2022
10.21+	FF Global Partners LLC Second Amended and Restated Limited Liability Company Agreement dated as of May 16, 2022	Exhibit 10.32 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-258993) filed on August 30, 2022
10.22^	Securities Purchase Agreement, dated as of August 14, 2022, among Faraday Future Intelligent Electric Inc., FF Simplicity Ventures LLC and the purchasers from time to time party thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on August 15, 2022
10.23	Form of Convertible Senior Secured Promissory Note (under Securities Purchase Agreement, dated as of August 14, 2022)	Exhibit 10.2 to the Current Report on Form 8-K filed on August 15, 2022
10.24+
Amendment No. 1 to Securities Purchase Agreement and Convertible Senior Secured Promissory Notes, dated as of September 23, 2022, by and among Faraday Future Intelligent Electric Inc, the credit parties from time to time party thereto, the financial institutions or other entities from time to time party thereto and FF Simplicity Ventures LLC, as administrative and collateral agent
Exhibit 10.3 to the Current Report on Form 8-K filed on September 26, 2022

10.25	Form of Convertible Senior Secured Promissory Note (under Amendment No. 1 to Securities Purchase Agreement and Convertible Senior Secured Promissory Notes, dated as of September 23, 2022)	Exhibit 10.4 to the Current Report on Form 8-K filed on September 26, 2022
10.26	Joinder and Amendment Agreement, dated as of September 25, 2022, by and among Senyun International Ltd., FF Simplicity Ventures LLC, RAAJJ Trading LLC and Faraday Future Intelligent Electric Inc.	Exhibit 10.5 to the Current Report on Form 8-K filed on September 26, 2022
10.27	Warrant Exercise Agreement, dated as of September 23, 2022, among Faraday Future Intelligent Electric Inc. and the investors listed on the signature pages thereto	Exhibit 10.6 to the Current Report on Form 8-K filed on September 26, 2022
10.28+	Letter Agreement Regarding Advanced Approval, dated as of September 23, 2022, between Faraday Future Intelligent Electric Inc. and FF Top Holding LLC	Exhibit 10.7 to the Current Report on Form 8-K filed on September 26, 2022
10.29+	Letter Agreement Regarding Advanced Approval, dated as of September 23, 2022, between Faraday Future Intelligent Electric Inc. and Season Smart Limited	Exhibit 10.8 to the Current Report on Form 8-K filed on September 26, 2022
10.30	Heads of Agreement, dated as of September 23, 2022, by and among Faraday Future Intelligent Electric Inc., FF Global Partners LLC and FF Top Holding LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on September 26, 2022
10.31	Mutual Release, dated as of September 23, 2022, among Faraday Future Intelligent Electric Inc., FF Global Partners LLC, FF Top Holding LLC and the other parties thereto	Exhibit 10.2 to the Current Report on Form 8-K filed on September 26, 2022
10.32
Exchange Agreement, dated October 10, 2022, by and among Faraday Future Intelligent Electric Inc., FF Aventuras SPV XI LLC, FF Venturas SPV X LLC, FF Ventures SPV IX LLC and FF Adventures SPV XVIII LLC
Exhibit 10.1 to the Current Report on Form 8-K filed on October 11, 2022
10.33
Exchange Agreement, dated as of October 19, 2022, by and among Faraday Future Intelligent Electric Inc., FF Aventuras SPV XI LLC, FF Venturas SPV X LLC, FF Ventures SPV IX LLC and FF Adventures SPV XVIII LLC
Exhibit 10.1 to the Current Report on Form 8-K filed on October 20, 2022
10.34	Summary of Amendment dated October 22, 2022 to the Letter Agreement Regarding Advanced Approval, dated as of September 23, 2022, between Faraday Future Intelligent Electric Inc. and FF Top Holding LLC	Exhibit 10.47 to Amendment No. 6 to Registration Statement on Form S-1 (File No. 333-258993) filed on November 8, 2022
10.35	Limited Consent and Third Amendment, dated as of October 24, 2022, by and among Senyun International Ltd., FF Simplicity Ventures LLC, RAAJJ Trading LLC and Faraday Future Intelligent Electric Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 25, 2022
10.37	Limited Consent and Amendment, dated as of November 8, 2022, by and among Senyun International Ltd., FF Simplicity Ventures LLC, RAAJJ Trading LLC and Faraday Future Intelligent Electric Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2022
10.38	Standby Equity Purchase Agreement, dated as of November 11, 2022, by and between YA II PN, Ltd. and Faraday Future Intelligent Electric Inc.	Exhibit 10.1 to the Current Report on Form 8-K filed on November 14, 2022
10.39	Letter Agreement, dated December 28, 2022, by and among Faraday Future Intelligent Electric Inc., Senyun International Ltd. and FF Simplicity Ventures LLC	Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2022
10.40	Limited Consent and Amendment No. 5, dated January 25, 2023, by and among Faraday Future Intelligent Electric Inc., Senyun International Ltd. and FF Simplicity Ventures LLC	Exhibit 10.54 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-268972) filed on February 7, 2023
10.41+
Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023, by and among Faraday Future Intelligent Electric Inc., its subsidiaries party thereto, Senyun International Ltd., FF Top Holding LLC, FF Simplicity Ventures LLC and the other Purchasers party thereto
Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2023

10.42	Form of Tranche C Note (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 10.2 to the Current Report on Form 8-K filed on February 6, 2023
10.43	Form of Replacement Note (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 10.3 to the Current Report on Form 8-K filed on February 6, 2023
10.44	Form of Exchange Note (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 10.4 to the Current Report on Form 8-K filed on February 6, 2023
10.45+	Exchange Agreement, dated as of February 3, 2023, by and between Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.5 to the Current Report on Form 8-K filed on February 6, 2023
10.46+	Exchange Agreement, dated as of February 3, 2023, by and among Faraday Future Intelligent Electric Inc. and the affiliates of FF Simplicity Ventures LLC party thereto	Exhibit 10.6 to the Current Report on Form 8-K filed on February 6, 2023
10.47	Consulting Services Agreement, dated as of March 6, 2023, by and between Faraday Future Intelligent Electric Inc. and FF Global Partners LLC	Exhibit 10.62 to the Annual Report on Form 10-K/A filed on August 21, 2023
10.48
Amendment No. 7 to Securities Purchase Agreement, dated March 23, 2023, by and among Faraday Future Intelligent Electric Inc., FF Simplicity Ventures LLC, Senyun International Ltd., and FF Prosperity Ventures LLC
Exhibit 10.1 to the Current Report on Form 8-K filed on March 23, 2023
10.49	Amendment No. 8 to Securities Purchase Agreement, dated May 8, 2023, by and between Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 10, 2023
10.50	Amendment to ATW Notes and Warrants, dated as of May 9, 2023, by and among Faraday Future Intelligent Electric Inc., FF Simplicity Ventures LLC and FF Prosperity Ventures LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 10, 2023
10.51+	Securities Purchase Agreement, dated as of May 8, 2023, among Faraday Future Intelligent Electric Inc. and the purchasers from time to time party thereto.	Exhibit 10.3 to the Current Report on Form 8-K filed on May 10, 2023
10.52	Form of Unsecured Convertible Senior Promissory Note.	Exhibit 10.4 to the Current Report on Form 8-K filed on May 10, 2023
10.53	Equity Commitment Letter, dated as of May 8, 2023, by and among FF Global Partners Investment LLC, Metaverse Horizon Limited and Faraday Future Intelligent Electric Inc.	Exhibit 10.5 to the Current Report on Form 8-K filed on May 10, 2023
10.54	Equity Commitment Letter, dated as of May 8, 2023, by and among V W Investment Holding Limited, Lijun Jin and Faraday Future Intelligent Electric Inc.	Exhibit 10.6 to the Current Report on Form 8-K filed on May 10, 2023
10.55	Amendment No. 1 to Securities Purchase Agreement, dated as of June 26, 2023, among Faraday Future Intelligent Electric Inc. and the Unsecured SPA Purchasers party thereto.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 27, 2023
10.56	Joinder and Amendment Agreement, dated as of June 26, 2023, among Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on June 27, 2023
10.57	Second Joinder and Amendment Agreement, dated as of June 26, 2023, among Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.3 to the Current Report on Form 8-K filed on June 27, 2023
10.58	Form of FFVV Unsecured Convertible Senior Promissory Note.	Exhibit 10.4 to the Current Report on Form 8-K filed on June 27, 2023
10.59	Form of Senyun International Ltd. Unsecured Convertible Senior Promissory Note.	Exhibit 10.5 to the Current Report on Form 8-K filed on June 27, 2023
10.60	Securities Purchase Agreement, dated as of August 4, 2023, among Faraday Future Intelligent Electric Inc. and Streeterville Capital, LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2023
10.61	Unsecured Convertible Senior Promissory Note, dated August 4, 2023, issued to Streeterville Capital, LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on August 7, 2023
10.62	Amendment No. 9 to Securities Purchase Agreement, dated August 4 2023, by and between Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.	Exhibit 10.3 to the Current Report on Form 8-K filed on August 7, 2023

10.63	Amendment No. 10 to Securities Purchase Agreement, dated August 4, 2023, by and between Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.4 to the Current Report on Form 8-K filed on August 7, 2023
10.64	Waiver and Amendment Agreement, dated as of August 4, 2023, among Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.	Exhibit 10.5 to the Current Report on Form 8-K filed on August 7, 2023
10.65	Form of Salary Deduction and Stock Purchase Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2023
10.66	Amendment Agreement, dated as of September 21, 2023, among Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2023
10.67	Unsecured Convertible Senior Promissory Note, dated September 21, 2023, issued to FF Vitality Ventures LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on September 22, 2023
10.68	Lease Agreement dated October 19, 2023	Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2023
10.69	Guaranty of Lease dated October 19, 2023	Exhibit 10.2 to the Current Report on Form 8-K filed on October 19, 2023
10.70	Purchase Agreement, dated December 21, 2023, by and between the Company and Matthias Aydt.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on December 28, 2023
10.71^	Settlement Agreement, dated March 11, 2024, by and between the Faraday Future Intelligent Electric Inc. and Palantir Technologies, Inc.	Exhibit 10.88 on Form 10-K filed on May 28, 2024
10.72	Master Lease Agreement, dated July 11, 2024, between Faraday&Future Inc. and Utica Leaseco, LLC ***	Exhibit 10.1 to the Current Report on Form 8-K filed on July 13, 2024.
10.73	Rider No. 1 to Master Lease Agreement, dated July 11, 2024, by and between Faraday&Future Inc. and Utica Leaseco, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on July 13, 2024.
10.74	Rider No. 2 to Master Lease Agreement, dated July 11, 2024, by and between Faraday&Future Inc. and Utica Leaseco, LLC	Exhibit 10.3 to the Current Report on Form 8-K filed on July 13, 2024.
10.75	Master Lease Guaranty, dated July 11, 2024, by and between Faraday Future Intelligent Electric Inc. and Utica Leaseco, LLC	Exhibit 10.4 to the Current Report on Form 8-K filed on July 13, 2024.
10.76	Equipment Schedule to the Master Lease Agreement ***	Exhibit 10.5 to the Current Report on Form 8-K filed on July 13, 2024.
10.77	Rider No. 1 to Equipment Schedule, dated July 11, 2024	Exhibit 10.6 to the Current Report on Form 8-K filed on July 13, 2024.
10.78	Post-Closing Agreement, dated July 11, 2024, by and between Faraday&Future Inc. and Utica Leaseco, LLC	Exhibit 10.7 to the Current Report on Form 8-K filed on July 13, 2024.
10.79	Amendment No. 11 to the Securities Purchase Agreement, dated July 11, 2024, by and among Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC	Exhibit 10.8 to the Current Report on Form 8-K filed on July 13, 2024.
10.80	Amendment No. 12 to the Securities Purchase Agreement, dated July 11, 2024, by and among Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.9 to the Current Report on Form 8-K filed on July 13, 2024.
10.81	Faraday Future Intelligent Electric Inc. Amended and Restated 2021 Stock Incentive Plan, effective June 20, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on August 1, 2024.
10.82	Form of Waiver Agreement, dated August 2, 2024, by and between the Company and the holders party thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on August 5, 2024.
10.83	Securities Purchase Agreement, dated September 5, 2024, by and between the Company and parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on September 6, 2024.
10.84	Form of Security Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2024
10.85	Subordination and Intercreditor Agreement, dated September 5, 2024, by and among Faraday Future Intelligent Electric Inc. and the parties thereto	Exhibit 10.3 to the Current Report on Form 8-K filed on September 6, 2024
10.86	Offer Letter with Koti Meka, dated September 17, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2024

10.87	Letter Amendment to Settlement Agreement dated August 9, 2024, by and between Faraday&Future, Inc. and Palantir Technologies, Inc.	Exhibit 10.16 to the Form 10-Q filed on November 6, 2024
10.88	First Amendment to Lease Agreement, dated March 14, 2024, by and between 10701 Idaho Owner, LLC and Faraday&Future Inc.	Exhibit 10.17 to the Form 10-Q filed on November 6, 2024
10.89	Second Amendment to Lease Agreement, dated August 27, 2024, by and between 10701 Idaho Owner, LLC and Faraday&Future Inc.	Exhibit 10.18 to the Form 10-Q filed on November 6, 2024
10.90	Securities Purchase Agreement, dated December 21, 2024, by and among Faraday Future Intelligent Electric Inc. and the parties thereto.	Exhibit 10.1 to the Current Report of Form 8-K filed on December 23, 2024
10.91	September Letter Agreement, dated January 28, 2025, by and between the Company and the purchasers party thereto.	Exhibit 10.1 to the Current Report of Form 8-K filed on January 31, 2025
10.92	December Letter Agreement, dated January 28, 2025, by and between the Company and the purchasers party thereto.	Exhibit 10.2 to the Current Report of Form 8-K filed on January 31, 2025
10.93	Purchase Agreement dated January 28, 2025, by and between the Company and Matthias Aydt.	Exhibit 10.3 to the Current Report of Form 8-K filed on January 31, 2025
10.94	Securities Purchase Agreement, dated March 21, 2025, by and among Faraday Future	Exhibit 10.1 to the Current Report of Form 8-K filed on March 24, 2025
10.95	Placement Agency Agreement, dated March 21, 2025, by and between Faraday Future	Exhibit 10.2 to the Current Report of Form 8-K filed on March 24, 2025
16.1	Letter from Macias Gini & O'Connell LLP, Newly Appointed Independent Registered Public Accounting Firm, Regarding Change in Certifying Accountant	Exhibit 16.1 to the Current Report on Form 8-K filed on June 25, 2024
19.1*	Insider’s Trading Policy	N/A
21.1*	Subsidiaries of the Registrant	N/A
23.1*	Consent of Mazars USA LLP, former independent registered public accounting firm of the Company	N/A
23.2*	Consent of Macias Gini & O'Connell LLP, independent registered public accounting firm of the Company	N/A
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
97.1*	Clawback Policy	N/A
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

***	Furnished herewith.

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

^	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Faraday Future Intelligent Electric Inc.

Date:	March 31, 2025	By:	/s/ Matthias Aydt
Matthias Aydt
Global Chief Executive Officer
(Principal Executive Officer)

Date:	March 31, 2025	By:	/s/ Koti Meka
Koti Meka
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Faraday Future Intelligent Electric Inc and in the capacities and on the date indicated.

Signature/Name	Title	Date

/s/ Matthias Aydt	Global Chief Executive Officer and Director	March 31, 2025
Matthias Aydt	(Principal Executive Officer)

/s/ Koti Meka	Chief Financial Officer	March 31, 2025
Koti Meka	(Principal Financial and Accounting Officer)

/s/ Chad Chen	Director	March 31, 2025
Chad Chen

/s/ Chui Tin Mok	Director	March 31, 2025
Chui Tin Mok

/s/ Lev Peker	Director	March 31, 2025
Lev Peker

/s/ Jie Sheng	Director	March 31, 2025
Jie Sheng