Form 10-Q
period 2025-03-31
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2025-05-09
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number: 001-39395 Faraday Future Intelligent Electric Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-4720320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18455 S. Figueroa Street, Gardena, CA	90248
(Address of Principal Executive Offices)	(Zip Code)
(424) 276-7616
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FFAI	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $110,400.00 per share	FFAIW	The Nasdaq Stock Market LLC

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

The registrant had outstanding 97,616,087 shares of Class A common stock and 6,667 shares of Class B common stock as of May 5, 2025.

Faraday Future Intelligent Electric Inc.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Faraday Future Intelligent Electric Inc. Unaudited Condensed Consolidated Balance Sheets (in thousands, except share and per share data)
	March 31, 2025	December 31, 2024
Assets
Current assets
Cash	$9,458	$7,144
Restricted cash	35	30
Accounts receivable	664	—
Inventory, net	27,124	27,486
Deposits	33,919	31,094
Other current assets	5,271	6,127
Total current assets	76,471	71,881
Property, plant and equipment, net	331,465	348,587
Operating lease right-of-use assets, net	1,208	1,761
Other non-current assets	1,440	3,171
Total assets	$410,584	$425,400
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$70,697	$71,414
Accrued expenses and other current liabilities	50,388	45,677
Related party accrued expenses and other current liabilities	11,104	11,077
Warrant liabilities	22,498	28,864
Related party warrant liabilities	1,126	—
Accrued interest	25	25
Related party accrued interest	22,343	23,227
Other financing liabilities, current portion	803	761
Operating lease liabilities, current portion	1,364	2,128
Notes payable	4,132	4,224
Related party notes payable	4,298	5,310
Total current liabilities	188,778	192,707
Other financing liabilities, long term portion	40,489	38,698
Operating lease liabilities, long term portion	10	14
Notes payable, long term portion	20,542	45,264
Related party notes payable, long term portion	2,825	2,754
Derivative call options	16,064	29,709
Related party derivative call options	993	—
Other liabilities	1,075	1,287
Total liabilities	270,776	310,433
Stockholders’ equity
Class A Common Stock, 0.0001 par value; 124,815,625 and 99,815,625 shares authorized; 86,786,748 and 65,919,127 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8	6
Class B Common Stock, 0.0001 par value; 4,429,688 shares authorized; 6,667 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Preferred Stock, 0.0001 par value; 10,000,000 shares authorized; zero and one shares issued and outstanding as of March 31, 2025 and December 31, 2024 respectively	—	—
Additional paid-in capital	4,456,374	4,421,563
Accumulated other comprehensive income	8,050	7,744
Accumulated deficit	(4,324,624)	(4,314,346)
Total stockholders’ equity	139,808	114,967
Total liabilities and stockholders’ equity	$410,584	$425,400
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$316	$2
Cost of revenue	21,381	20,687
Gross profit	(21,065)	(20,685)
Operating expenses
Research and development	6,419	6,688
Sales and marketing	2,629	2,474
General and administrative	13,674	13,848
Loss (gain) on disposal on property, plant, and equipment	44	(87)
Total operating expenses	22,766	22,923

Loss from operations	(43,831)	(43,608)
Change in fair value of notes payable, warrant liabilities, and derivative call options	51,458	27,885
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	(277)	(7)
Loss on settlement of notes payable	(15,920)	(11,403)
Loss on settlement of related party notes payable	(1,180)	(14,295)
Interest expense	(2,302)	(2,225)
Related party interest expense	—	(5,094)
Other income, net	1,784	530
Loss before income taxes	(10,268)	(48,217)
Income tax expense	(10)	—
Net loss	$(10,278)	$(48,217)

Per share information (See Note 15):
Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(0.14)	$(26.23)
Diluted	$(0.14)	$(26.23)
Weighted average common shares used in computing net loss per share of Class A and Class B Common Stock:
Basic	75,749,893	1,837,959
Diluted	75,749,893	1,837,959

Total comprehensive loss
Net loss	$(10,278)	$(48,217)
Foreign currency translation adjustment	306	232
Total comprehensive loss	$(9,972)	$(47,985)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	65,919,127	$6	6,667	$—	$4,421,563	$7,744	$(4,314,346)	$114,967
Conversion of notes payable and accrued interest into Class A Common Stock ( Note 7)	20,081,506	2	—	—	32,671	—	—	32,673
Settlement of HSL s.r.l. lawsuit with issuance of Class A Common Stock (Note 11)	774,183	—	—	—	1,185	—	—	1,185
Stock-based compensation	—	—	—	—	301	—	—	301
Issuance of shares for RSU vesting net of tax withholdings	11,932	—	—	—	—	—	—	—
Chongqing related party debt restructuring (Note 8)	—	—	—	—	654	—	—	654
Foreign currency translation adjustment	—	—	—	—	—	306	—	306
Net loss	—	—	—	—	—	—	(10,278)	(10,278)
Balance as of March 31, 2025	86,786,748	$8	6,667	$—	$4,456,374	$8,050	$(4,324,624)	$139,808

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	1,060,833	$—	6,667	$—	$4,180,873	$5,862	$(3,958,499)	$228,236
Conversion of notes payable and accrued interest into Class A Common Stock (see Note 7)	2,923,628	—	—	—	20,726	—	—	20,726
Reverse stock split related round up share issuances	307	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	542	—	—	542
Foreign currency translation adjustment	—	—	—	—	—	232	—	232
Net loss	—	—	—	—	—	—	(48,217)	(48,217)
Balance as of March 31, 2024	3,984,768	$—	6,667	$—	$4,202,141	$6,094	$(4,006,716)	$201,519

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(10,278)	$(48,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	17,527	17,728
Amortization of operating lease right-of-use assets and intangible assets	553	749
Non-cash interest expense	814	—
Stock-based compensation	301	542
Loss (gain) on disposal of property and equipment	44	(87)
Loss from settlement of notes payable	15,920	11,403
Loss from settlement of related party notes payable	1,180	14,295
Gain from forgiveness of accounts payable and deposits, net	—	(518)
HSL s.l.r. settlement adjustment	(295)	—
Gain on foreign exchange	—	(2,105)
Change in fair value of notes payable, warrant liabilities, and derivative call options	(51,458)	(27,885)
Change in fair value of related party notes payable and related party warrant liabilities	277	7
Changes in operating assets and liabilities:
Accounts receivables	(664)	—
Deposits	(2,823)	5,955
Inventory	362	4,804
Other current and non-current assets	2,515	(1,808)
Accounts payable	(651)	3,559
Accrued expenses and other current and non-current liabilities	6,945	1,749
Related party accrued expenses and other current and non-current liabilities	139	—
Accrued interest expense	—	5,114
Financial obligations on lease back transaction	—	751
Operating lease liabilities	(703)	(755)
Net cash used in operating activities	(20,295)	(14,719)
Cash flows from investing activities
Proceeds from the sale of equipment	—	87
Payments for property and equipment	(1,568)	(99)
Net cash used in investing activities	(1,568)	(12)
Cash flows from financing activities
Proceeds from notes payable, net of original issuance discount	22,000	9,038
Proceeds from other financial obligations	1,133	—
Proceeds from related party notes payable	1,876	3,000
Payments of notes payable and other financing obligations	(309)	—
Payments of notes payable issuance costs	(99)	(25)
Net cash provided by financing activities	24,601	12,013
Effect of exchange rate changes on cash and restricted cash	(419)	(2)
Net (decrease) increase in cash and restricted cash	2,319	(2,720)
Cash and restricted cash, beginning of period	7,174	4,025
Cash and restricted cash, end of period	$9,493	$1,305

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Cash Flows — (Continued)
(in thousands)
The following table provides a reconciliation of cash and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31, 2025	March 31, 2024
Cash and restricted cash
Cash	$9,458	$407
Restricted cash	35	898
	$9,493	$1,305

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$1,376	$465
Cash paid for taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment included in accounts payable and accrued expenses	$—	$45,424
Settlement of HSL s.l.r. liability in Class A Common Stock	$1,185	$—
Conversion of notes payable, related party notes payable and accrued interest into Class A Common Stock	$15,573	$9,118
Issuance of warrants with the SPA Portfolio Notes	$15,084	$1

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
Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and all other entities in which the Company has a controlling financial interest, including the accounts of any variable interest entity, in which the Company has a controlling financial interest and for which it is the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). All intercompany transactions and balances have been eliminated upon consolidation.
These Unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in the Annual audited financial statements prepared in accordance with GAAP and should be read in conjunction with the Company’s Audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2025, (the “Form 10-K”). Accordingly, the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2025, has been derived from the Company’s Annual audited Consolidated Financial Statements but does not contain all of the footnote disclosures from the annual financial statements. The Company believes that the disclosures included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) are adequate to make the information presented not misleading.
In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position, results of operations, and cash flows for the periods presented. The accounting policies used in the preparation of these Unaudited Condensed Consolidated Financial Statements are the same as those disclosed in the audited Consolidated Financial Statement for the year ended December 31, 2024, included in the Form 10-K, except as described below.
Our annual reporting period is the calendar year. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the 2025 full year or any future periods.
Basis of Presentation
Use of Estimates and Judgments
The preparation of the Company’s Unaudited Condensed Consolidated Financial Statements in conformity with GAAP and in accordance with the rules and regulations of the SEC requires management to make estimates and assumptions which affect the reported amounts in the Unaudited Condensed Consolidated Financial Statements.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Given the global economic climate, estimates are subject to additional volatility. As of the date of filing the Company’s Unaudited Condensed Consolidated Financial Statements on this Form 10-Q with the SEC for the period ended March 31, 2025, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or to revise the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s Unaudited Condensed Consolidated Financial Statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.
Reverse Stock Splits and Recasting of Per-Share Amounts
On August 4, 2024, the Board approved the implementation of a 1-for-40 reverse stock split (the “Third Reverse Stock Split”) of the Common Stock and set the number of authorized shares of Common Stock to 104,245,313. The Third Reverse Stock Split was effected after market close on August 16, 2024, and shares of the Class A Common Stock par value $0.0001 per share and the Public Warrants began trading on a split-adjusted basis as of market open on August 19, 2024.
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
Segments
The Company operates in one operating segment and one reportable segment. The Company’s two Global Co-Chief Executive Officers (“Global Co-CEOs”), acting jointly serving as Co-Chief Operating Decision Makers (“CODMs”), regularly evaluate the Company’s financial performance using consolidated financial information at the total-company level. The CODMs receive regular financial and operational reporting that focuses primarily on the Company's consolidated loss from operations, overall cash flows, liquidity, and strategic initiatives.
Management has identified Loss from operations, as presented in the Company's Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, as the primary measure used by the CODMs to evaluate the performance of the business and allocate resources. This measure is critical for a going concern that must carefully manage its cash outflows, particularly given that the timing of its cash inflows is influenced by external investor decisions. The Company defines “significant segment expense” as controllable operating costs that are regularly provided to and reviewed by management, which include the expenses presented in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as Cost of revenue, Research and development, Sales and marketing, and General and administrative.
Management closely tracks its expenditure on these key expense categories through regular reviews of cash balances, near‑term cash flow projections, monthly management reports, and project management reports. The CODMs, work in close collaboration with the Company’s business leaders to establish critical operational targets, set project timelines, and adjust spending plans. These leaders are responsible for implementing its strategic plans and revising targets and deadlines based on continuous internal communications and review meetings, thereby ensuring that any deviations from target spending or project timelines are promptly addressed. This rigorous oversight supports the Company’s strategic objectives to focus business activities on production, sales, and leasing of its FF 91 vehicles, and the planned launch of the FX Series vehicles.
In addition, the Company defines “other segment items” as other operating expense adjustments that arise from lease or other impairments, gains and losses on the sale or disposition of its fixed assets, or other market‑driven factors that impact Loss from operations presented in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and are not part of the Company’s recurring and controllable operating costs. By segregating these “Other Segment Items” from “Loss from operations,” the Company provides investors with a clear view of the expenses that management can directly influence versus those driven by external factors.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Summary of Significant Accounting Policies
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
The amounts capitalized in CIP that are held at vendor sites relate to the completed portion of work-in-progress of tooling, machinery and equipment built based on the Company’s specific needs. The Company may incur storage fees or interest fees related to CIP which are expensed as incurred. CIP is presented within Property, Plant, and Equipment, Net in the Unaudited Condensed Consolidated Balance Sheets.
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
During 2024, the Company recorded an impairment charge related to its right-of-use assets. See Note 10, Leases for further details. No other impairment charges for long-lived assets were recorded during the quarters ended March 31, 2025 and 2024.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue Recognition
The following table disaggregates our revenue by major source:

	Three Months Ended March 31,
(in thousands)	2025	2024
Automotive sales	$—	$—
Automotive leasing - Sales type	265	—
Automotive leasing - Operating type	51	2
	$316	$2
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
The Company provides certain customers with a residual value guarantee which may or may not be exercised in the future. Residual value guarantees provided to customers had an immaterial impact on revenue for the three months ended March 31, 2025 and 2024.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Sales-Type Leasing Program: The Company enters into sales-type lease arrangements in accordance with ASC 842, under which customers generally have the option to purchase the leased vehicle at the end of the lease term, which is typically 36 months. The lease is classified as a sales-type lease when the Company concludes that the customer is reasonably certain to exercise the purchase option and, as a result, the Company expects the customer to obtain title to the vehicle upon completion of all contractual payments. At lease commencement, if collectability of the lease payments is probable, the Company derecognizes the leased vehicle and recognizes:
•Automotive leasing revenue for the present value of lease payments and any guaranteed residual value; and
•Automotive leasing cost of revenue for the carrying value of the leased vehicle.
If collectability is not deemed probable at lease commencement, revenue recognition is deferred, and lease payments received are recorded as a deposit liability. The leased vehicle remains on the Company’s balance sheet until collectability becomes probable, at which point revenue recognition is triggered.
The Company recognizes a net investment in sales-type leases, which includes both the lease receivable and the unguaranteed residual asset. The unguaranteed residual asset represents the estimated fair value of the leased vehicle at the end of the lease term that is not guaranteed by the lessee or any third party. As of March 31, 2025, the carrying amount of unguaranteed residual assets included in the net investment in sales-type leases, and presented within accounts receivable, was approximately $0.3 million. The estimate of unguaranteed residual value reflects management’s judgment, informed by historical residual value experience, current market conditions, and the anticipated future utility of the leased assets.
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
Management conducted a detailed evaluation of each customer’s services under the co-creation agreement, established relevant data points, and assigned a fair value to the services provided. Any payments exceeding the fair value of these services are treated as consideration paid to the customer and recorded as a reduction of revenue. For the three months ended March 31, 2025 and 2024, the Company recognized $0 in co-creation fees as a reduction of revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Additionally, the Company recorded $0.14 million and $0.16 million in co-creation fees as marketing expenses for the same periods. Co-creation fees related to R&D were considered immaterial and were included in Sales and marketing expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Customer Deposits
The Company’s customers may reserve a vehicle and preorder certain services by making a customer deposit, which is fully refundable at any time. Refundable deposits, for vehicle reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits within Accrued expenses and other current liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. Customer deposits were $3.0 million and $3.0 million as of March 31, 2025 and December 31, 2024, respectively.
Deferred Revenue
When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance before the transfer of products or services by the Company. Unlike customer deposits, which are refundable, these advance payments are non-refundable. The Company recognizes revenue when control of the vehicle or related services transfers to the customer and defers revenue only when payments are received for undelivered products or services. Deferred revenue represents the total transaction price allocated to performance obligations that remain unsatisfied or partially unsatisfied as of the balance sheet date. As of March 31, 2025 and December 31, 2024 deferred revenue related to products and services was immaterial.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Cost of Revenue
Automotive Sales Revenue
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense.
Cost of services and other revenue includes costs associated with providing non-warranty after-sales services, costs for retail merchandise, and costs to provide vehicle insurance. Cost of services and other revenue also includes direct parts and material. Cost of services and other revenue was immaterial for the three months ended March 31, 2025 and 2024.
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

	Three Months Ended March 31,
(in thousands)	2025	2024
Accrued warranty- beginning of period	$545	$684
Provision for warranty	(56)	38
Warranty costs incurred	(45)	(64)
Accrued warranty- end of period	$444	$658
Income Taxes
The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years when those temporary differences are anticipated to reverse.
A valuation allowance is established if it is more likely than not that some or all of the deferred tax assets will not be realized. The carrying value of deferred tax assets is adjusted to reflect the amount that is more likely than not to be realized. As of March 31, 2025 and December 31, 2024, the Company maintained a full valuation allowance against its net deferred tax assets, based on the conclusion that it is more likely than not the assets will not be realized.
The Company applies the guidance in ASC 740-10, Income Taxes, to account for uncertain tax positions. This guidance requires a two-step approach: (1) determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation; and (2) measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. The Company evaluates its tax positions based on a number of factors and may update its assessments as facts and circumstances change.
The Company is subject to taxation in the U.S. federal jurisdiction, the state of California, and China. The income tax provision for each period represents the aggregate estimated tax expense or benefit for these jurisdictions.
The income tax provision had a $10 thousand impact for the three months ended March 31, 2025, and no impact for the three months ended March 31, 2024, on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense. There were no material interest or penalties for the three months ended March 31, 2025 and 2024.

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
Preparation of Financial statements
The Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Unaudited Condensed Consolidated Financial Statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
Capital Investment, SPA Portfolio Debt, and Future Equity Plans
The Company has and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of its electric vehicle platform, development of vehicle models, finalizing the build out of the FF ieFactory California manufacturing facility, and capital raising. The Company incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $4,324.6 million, an unrestricted cash balance of $9.5 million and a negative working capital position of $112.3 million as of March 31, 2025. The Company delivered its first vehicles during 2023 and plans to launch its FX Series of vehicles, but expects to continue to generate significant operating losses for the foreseeable future. The Company has funded its operations and capital needs primarily through the issuance of notes payable and related party notes payable convertible notes (see Note 7, Notes Payable and Note 8, Related Party Transactions), and the sale of common stock.
Debt Commitments under SPA Portfolio Notes and Other Notes

SPA Portfolio Notes: The Company has issued various financing arrangements collectively known as the SPA Portfolio Notes. These are categorized as follows: (i) Secured SPA Notes; (ii) 2023 Unsecured SPA Notes; (iii) Junior Secured SPA Notes; (iv) 2024 Unsecured SPA Notes and (v) 2025 March Unsecured SPA Notes. As of March 31, 2025, the SPA Portfolio Notes were in good standing.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Pursuant to the SPA Portfolio Notes commitments (collectively the “SPA Commitments”) (see Note 7, Notes Payable and Note 8, Related Party Transactions), the Company obtained commitments from several investors. As of March 31, 2025, the SPA Commitments totaled $655.5 million, of which $427.7 million was funded, $227.8 million remained to be funded, and $48.3 million in principal was outstanding. On March 31, 2025, Optional Commitments under the SPA Commitments totaled $467.0 million, of which $50.9 million was funded, $386.1 million remained to be funded, and $2.5 million was outstanding. The remaining amounts to be funded as of March 31, 2025, are subject to the achievement of delivery milestones, satisfaction of closing conditions, certain of which include minimum share price requirements, resolving disputes with investors, and satisfaction or waiver of other conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes.
Other Financing Arrangements and Related Party Notes: Additional financing is provided via convertible debt instruments, equipment financing arrangements, and related party notes that support the Company’s operations and capital expenditures. As of March 31, 2025, the Company was in good standing on all of its other financing arrangements and Related Party Notes.
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
Standby Equity Purchase Agreement (“SEPA”)
On November 11, 2022, the Company entered into the SEPA, which expires in November 2025. Under the terms of the SEPA, the Company may, at its option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate under the Company’s option) of Class A Common Stock to YA II PN Ltd. (“Yorkville”), subject to certain limitations. As of March 31, 2025, the Company had the right to issue and sell up to an additional $192.5 million, or $342.5 million if the Company exercises its option under the SEPA.
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
Notes to Unaudited Condensed Consolidated Financial Statements
Capital Needs, FX Series Production, and Bankruptcy Risk
The Company projects that it will require substantial additional funds to continue operations and support production of the FF 91, and it also plans to initiate production of its FX Series of vehicles. If additional capital is not secured, the Company will not have sufficient resources to meet its obligations and continue operations, which could result in bankruptcy protection and asset liquidation, with equity holders receiving little to no recovery. The anticipated start of FX Series production is expected to generate new revenue streams and enhance operational performance, partially mitigating near-term cash flow pressures; however, if additional capital is not secured, the Company will not have sufficient resources to meet its obligations or continue operations, potentially resulting in bankruptcy protection, asset liquidation, and minimal or no recovery for equity holders.
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
In addition, elevated U.S. import tariffs on electric vehicle components sourced from China could increase the Company's future manufacturing costs as production of the FX Series and other future vehicle models are introduced. While tariffs did not materially impact cost of goods sold for the three months ended March 31, 2025, due to limited production volume, continued reliance on China-based suppliers may contribute to higher input costs, pressure gross margins, and increase the Company's future funding needs.
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
3.Inventory, net
Inventory, net, consists of the following as of:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials (net of reserves)	$26,773	$27,440
Work in progress	152	46
Finished goods	199	—
	$27,124	$27,486
The inventory reserve was $3.3 million and $3.3 million as of March 31, 2025 and December 31, 2024, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
4.Deposits and Other Current Assets
Deposits and other current assets consists of the following as of:

(in thousands)	March 31, 2025	December 31, 2024
Deposits
Deposits for research and development, prototype and production parts, and other	$32,143	$29,318
Deposits for goods and services yet to be received (“Future Work”)	1,776	1,776
	$33,919	$31,094

Other current assets	March 31, 2025	December 31, 2024
Prepaid expenses	$4,022	$4,832
Other current assets	1,249	$1,295
	$5,271	$6,127
Deposits for R&D, prototype and production parts, and other are recognized and reported as R&D expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss when services are provided or as prototype parts are received. In addition, during the three months ended March 31, 2025 and 2024, the Company made deposits for inventory and property and equipment items which are classified as Deposits for goods and services yet to be received (“Future Work”).
Prepaid expenses primarily consist of software subscriptions and insurance, and Other current assets includes certain deferred expenses.
5.Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consists of the following as of:

(in thousands)	March 31, 2025	December 31, 2024
Land, buildings and leasehold improvements	$112,150	$111,443
Computer hardware	2,397	2,397
Tooling, machinery and equipment	318,251	319,313
Vehicles	695	245
Lease vehicles	1,872	3,121
Computer software	4,339	4,339
Construction in process	28,797	27,563
	468,501	468,421
Less: Accumulated depreciation	(137,036)	(119,834)
	$331,465	$348,587
The Company’s CIP is primarily related to the construction of tooling, machinery and equipment for the FF ieFactory California. Tooling, machinery, and equipment are either held at Company facilities, primarily the FF ieFactory California, or at the vendor’s location until the tooling, machinery and equipment is completed.
Depreciation and amortization expense totaled $17.5 million and $17.7 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the Company recognized a $44 thousand loss on disposal of property, plant, and equipment, which included the derecognition of approximately $0.2 million in accumulated depreciation.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Asset Retirement Obligation
Due to the build out of the FF ieFactory California, the Company has an asset retirement obligation (“ARO”) totaling $0.8 million and $0.8 million as of March 31, 2025 and December 31, 2024, respectively. The ARO is recorded to Other liabilities with a corresponding ARO asset within Land, buildings and leasehold improvements and Tooling, machinery, and equipment. The ARO asset is depreciated to operating expense over the remaining term of the lease through December 2027.
6.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities—which include both third-party and related-party balances—comprise the following items as of:

(in thousands)	March 31, 2025	December 31, 2024
Accrued payroll and benefits	$28,859	$27,713
Accrued legal contingencies	6,615	9,091
Customer deposits	3,003	3,027
Other current liabilities	23,015	16,923
	$61,492	$56,754
7.Notes Payable
The Company has entered into notes payable agreements with third parties. The tables below summarize these agreements as of March 31, 2025 and December 31, 2024, providing details on contractual maturity dates, contractual interest rates, unpaid principal balances, fair value adjustments, original issue discounts, including proceeds allocated to warrants, and net carrying values.

	March 31, 2025
(in thousands)	Contractual Maturity Date	Contractual Interest Rates			Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%	-	15%	$2,500	$139	$(250)	$2,389
Junior Secured SPA Notes	September 2029	10%			13,431	55	(7,426)	6,060
2024 Unsecured SPA Notes	Various through January 2030	10%			30,015	12,279	(30,964)	11,330
2025 March Unsecured SPA Notes	April 2030	10%			2,000	(44)	(1,193)	763
Notes payable – China other	Due on Demand	—%			4,132	—	—	4,132
					$52,078	$12,429	$(39,833)	$24,674

Notes payable, current portion								$4,132
Notes payable, long-term portion								$20,542

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
(in thousands)	Contractual Maturity Date	Contractual Interest Rates			Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%	-	15%	$3,118	$2,651	$(312)	$5,457
2023 Unsecured SPA Notes	Various dates in 2029	10%	-	15%	4,380	2,844	(508)	6,716
Junior Secured SPA Notes	September 2029	10%			28,840	13,163	(15,944)	26,059
2024 Unsecured SPA Notes	December 2029	10%			10,015	8,741	(11,724)	7,032
Notes payable – China other	Due on Demand	—%			4,173	—	—	4,173
Auto loans	October 2026	7%			51	—	—	51
					$50,577	$27,399	$(28,488)	$49,488

Notes payable, current portion								$4,224
Notes payable, long-term portion								$45,264
Roll Forward of the Fair Value of Notes payable by Transaction Type
The following table presents a roll forward of the Company’s Notes payable balances from December 31, 2024 to March 31, 2025 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Junior Secured SPA Notes	2024 Unsecured SPA Notes	2025 March Unsecured SPA Notes	Notes payable – China other	Auto loans	Total
Balance as of December 31, 2024 (a)	$5,457	$6,716	$26,059	$7,032	$—	$4,173	$51	$49,488
New Issuances (b)	—	—	—	11,096	807		—	11,903
Repayment of Debt (c)	—	—	—	—	—	—	(6)	(6)
Conversion of Debt to Equity (d)	(589)	(4,692)	(9,564)	—	—	—	—	(14,845)
Fair Value Adjustments of Debt (e)	(2,479)	(2,024)	(10,435)	(6,798)	(44)	—	—	(21,780)
Other Adjustments (f)	—	—	—	—	—	(41)	(45)	(86)
Balance as of March 31, 2025 (g)	$2,389	$—	$6,060	$11,330	$763	$4,132	$—	$24,674

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2024.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For those measured at fair value, the aggregate fair value adjustment at issuance represented a reduction of $10,097 thousand to the principal amount of the notes issued during the period, presented as a component of Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

(c) Cash repayments of principal amounts during the period.
(d) Fair value of debt converted into equity during the period.
(f) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Line item Change in fair value of notes payable, warrant liabilities, and derivative call options also includes debt issuance costs of $429 thousand, which are separately identifiable from the fair value adjustments noted above.

(f) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(g) The carrying value for each note category, fair value or amortized cost depending on the election, as of March 31, 2025.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents a roll forward of the Company’s Notes payable balances from December 31, 2023 to December 31, 2024 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Unsecured Convertible Notes	Notes payable – China other	Auto Loans	Total
Balance as of December 31, 2023 (a)	$74,232	$11,938	$—	$4,898	$82	$91,150
New Issuances (b)	1,457	—	7,577	—	—	9,034
Repayment of Debt, including periodic interest on debt carried at fair value (c)	—	—	—	—	(10)	(10)
Conversion of Debt to Equity (d)	(8,683)	—	—	—	—	(8,683)
Fair Value Adjustments of Debt (e)	(25,118)	(2,888)	285	—	—	(27,721)
Other Adjustments (f)	—			(1)	—	(1)
Balance as of March 31, 2024 (g)	$41,888	$9,050	$7,862	$4,897	$72	$63,769

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2023.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For those measured at fair value, the aggregate fair value adjustment at issuance represented a reduction of $166 thousand to the principal amount of the notes issued during the period, presented as a component of Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

(c) Cash repayments of principal amount and periodic interest, where fair value option is elected, during the period.
(d) Fair value of debt converted into equity during the period.
(e) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Line item Change in fair value of notes payable, warrant liabilities, and derivative call options also includes debt issuance costs of $25 thousand, which are separately identifiable from the fair value adjustments noted above.

(f) Miscellaneous changes not captured in other columns, such as currency adjustments.
(g) The carrying value for each note category, fair value or amortized cost depending on the election, as of March 31, 2024.
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of Notes payable as of March 31, 2025, are as follows:

(in thousands)
Due on demand	$4,132
2025	—
2026	—
2027	—
2028	2,500
2029	25,946
2030	19,500
Thereafter	—
$52,078

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company has issued various financing arrangements, including secured and unsecured notes, convertible notes, and loans. These are categorized as follows: (i) Secured SPA Notes; (ii) 2023 Unsecured SPA Notes; (iii) Unsecured Convertible Notes; (iv) Junior Secured SPA Notes; (v) 2024 Unsecured SPA Notes; (vi) 2025 March Unsecured SPA Notes ; (vii) Notes payable – China other; and (viii) Auto loans.
Below is a discussion of the terms, amendments, letter agreements, and financial impacts for each category of debt.
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
The Secured SPA Notes bear an annual interest rate of 10%, increasing to 15% if interest is paid in shares of Class A Common Stock. Principal and interest are due at maturity, unless converted earlier pursuant to the Secured SPA Notes’ conversion privileges. Issued at a 10% original issue discount, these notes are convertible into Class A Common Stock at the lesser of a fixed conversion price or 90% of the VWAP for the trading day immediately prior to the conversion date. The Secured SPA Notes are subject to full ratchet anti-dilution price protection and as of March 31, 2025 the fixed price conversion price was $1.16. The Secured SPA Notes mature six-years from each date of issuance. The outstanding Secured SPA Notes, as of March 31, 2025, are scheduled to mature in November 2031.
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
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Secured SPA Notes because the notes include features, such as a contingently exercisable put option, that meet the definition of an embedded derivative. The Company expenses transaction costs to Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company also elected to apply the fair value option for all other SPA Portfolio Notes.
Amendments and Modifications
The Secured SPA Notes have undergone several amendments:
•Unanimous Written Consents: During the six months ended June 30, 2024, the Company’s Board of Directors (the “Board”) exercised its authority via a series of written consents (the “Unanimous Written Consents”) to adjust the principal conversion price of the Secured SPA Notes as it considered desirable. The Board chose to reduce the principal conversion price from $29.33 to 105% of the listed market price of the Company’s Common Stock at the close of the trading day on which a conversion notice is delivered. The adjustments to the principal conversion price were temporary in nature and contractually concluded on June 30, 2024. The actions of the Board in the Unanimous Written Consents did not trigger any full ratchet anti-dilution price protection in the Company’s debt and equity securities.
•Eleventh and Twelfth Amendments (July 11, 2024): Permitted entry into the Collateralized Loan by subordinating liens securing the Secured SPA Notes to liens under the Collateralized Loan (See Note 9, Other Financing Liabilities, Section Collateralized Loan below).
•The Waiver Agreement (August 2, 2024): Revised key financial terms of the Secured SPA Notes and 2023 Unsecured SPA Notes, including elimination of the Make-Whole Amount. The Make-Whole Amount was a provision that entitled noteholders to compensation for the interest they would have received had the notes been held to maturity. Additionally, pursuant to the Waiver Agreement, the holders agreed that accrued interest shall be due at maturity or conversion. Further, the conversion price was reduced to the lesser of (1) the conversion price then in effect, $29.33, subject to full ratchet anti-dilution price protection (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring thereafter) or (2) 90% of the VWAP of the Company’s Common Stock as of the trading day ended immediately prior to the time the conversion notice is delivered to the

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Company. The provisions of the Waiver Agreement will apply to all Secured SPA Notes and 2023 Unsecured SPA Notes currently issued or issuable in the future pursuant to the Secured SPA Agreement and 2023 Unsecured SPA Agreement.
Anti-Dilution Adjustments
During the year ended December 31, 2024, the Company entered into dilutive stock sale and purchase transactions, that triggered the full ratchet anti-dilution price protections embedded in the Secured SPA Notes and Secured SPA Warrants. As a result, the fixed-price conversion price of the Secured SPA Notes and exercise price of the Secured SPA Warrants outstanding prior to such financings was reduced to a price equal to the price per share paid in the dilutive financings.

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

During the three months ended March 31, 2025 there have not been any dilutive stock sale and purchase transactions.
Summary of Secured SPA Notes Activity
As of March 31, 2025, the fair value of the Secured SPA Notes was $2.4 million, compared to $5.5 million as of December 31, 2024. During the three months ended March 31, 2025, the Company did not receive cash proceeds or incur transaction costs, in exchange for the issuance of the Secured SPA Notes. The Company converted debt with a principal amount of $0.6 million into 602,902 shares of the Company’s Class A Common Stock. The conversion of Secured SPA Notes into Class A Common Stock resulted in a Loss on extinguishment of $0.3 million. For the three months ended March 31, 2025, the Company recognized $2.5 million gain from fair value remeasurement of Secured SPA Notes under ASC 825, recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the three months ended March 31, 2024, the Company received cash proceeds, net of original issue discounts of $1.5 million in exchange for the issuance of the Secured SPA Notes and incurred approximately $0.0 million in transaction costs. The Company converted debt with a principal amount of $18.3 million into 2,937,946 shares of the Company’s Class A Common Stock. The conversion of Secured SPA Notes into Class A Common Stock resulted in a Loss on extinguishment of $11.4 million. For the three months ended March 31, 2024, the Company recognized $25.1 million gain from fair value remeasurement of Secured SPA Notes under ASC 825, recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
2023 Unsecured SPA Notes
Overview and Terms
The 2023 Unsecured SPA Notes were issued under the Unsecured SPA Agreement dated May 8, 2023, with various investors including Metaverse Horizon Limited (“MHL”), a related party. These notes are unsecured and have terms similar to the Secured SPA Notes, except they lack collateral backing.
The 2023 Unsecured SPA Notes bear an annual interest rate of 10%, increasing to 15%, if interest is paid in shares of Class A Common Stock. Principal and interest are due at maturity, unless converted earlier pursuant to the 2023 Unsecured SPA Notes’ conversion privileges. Issued at a 10% original issue discount, these notes are convertible into the Company’s Class A Common Stock at the lesser of a fixed conversion price or 90% of the VWAP for the trading day immediately prior to the conversion date. The 2023 Unsecured SPA Notes are subject to full ratchet anti-dilution price protection and as of March 31, 2025 the fixed price conversion price was $1.16. The 2023 Unsecured SPA Notes mature primarily six-years from each date of issuance. There were no outstanding 2023 Unsecured SPA Notes, as of March 31, 2025.
In connection with the issuance of the 2023 Unsecured SPA Notes, the Company also granted to each purchaser a warrant (the “2023 Unsecured SPA Warrants”) to purchase shares of Class A Common Stock equal to 33% of the shares

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Amendments, Waivers, and Modifications
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
Anti-Dilution Adjustments
During the year ended December 31, 2024, the Company entered into dilutive stock sale and purchase transactions, that triggered the full ratchet anti-dilution price protections embedded in the 2023 Unsecured SPA Notes and 2023 Unsecured SPA Warrants. As a result, the fixed-price conversion price of the 2023 Unsecured SPA Notes and exercise price of the 2023 Unsecured SPA Warrants outstanding prior to such financings was reduced to a price equal to the price per share paid in the dilutive financings.
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
During the three months ended March 31, 2025 there have not been any dilutive stock sale and purchase transactions.
Summary of 2023 Unsecured SPA Notes Activity
There were no outstanding 2023 Unsecured SPA Notes, as of March 31, 2025. As of December 31, 2024, the fair value of the 2023 Unsecured SPA Notes was $6.7 million. During the three months ended March 31, 2025, the Company did not receive cash proceeds or incur transaction costs, in exchange for the issuance of the 2023 Unsecured SPA Notes. The Company converted debt with a principal amount of $4.4 million into 4,167,764 shares of the Company’s Class A Common Stock. The conversion of 2023 Unsecured SPA Notes into Class A Common Stock resulted in a Loss on extinguishment of $2.8 million. For the three months ended March 31, 2025, the Company recognized $2.0 million gain from fair value remeasurement of 2023 Unsecured SPA Notes under ASC 825, recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the three months ended March 31, 2024, the Company did not receive cash proceeds, incur transaction costs, in exchange for the issuance of the 2023 Unsecured SPA Notes or conversion of 2023 Unsecured SPA Notes into shares of the Company’s Class A Common Stock. For the three months ended March 31, 2024, the Company recognized a $2.9 million gain from fair value remeasurement of 2023 Unsecured SPA Notes under ASC 825, recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Unsecured Convertible Notes
Overview and Terms
In 2024 and 2025, the Company issued unsecured convertible note (the “Unsecured Convertible Notes”), with various investors including MHL, a related party. These Unsecured Convertible Notes, mature three months from issuance, accrue interest at 4.27% and are convertible at issuance into Class A Common Stock, certain SPA Portfolio Notes, or a future security purchase agreement issued by the Company. The activity below does not include related parties activity, discussed separately in Note 8, Related Party Transactions.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured Convertible Notes because the notes are exchangeable into SPA Portfolio Notes and the Company expects that to be how the Unsecured Convertible Notes settle. The Company expenses transaction costs to Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Summary of Unsecured Convertible Notes Activity
There were no outstanding Unsecured Convertible Notes as of March 31, 2025, following their conversion into other SPA Portfolio Notes during the year ended December 31, 2024. During the three months ended March 31, 2025, the Company issued related party Unsecured Convertible Notes discussed separately in Note 8, Related Party Transactions.
During the three months ended March 31, 2024, the Company received cash proceeds, net of original issue discounts of $7.6 million in exchange for the issuance of the Unsecured Convertible Notes and incurred approximately zero in transaction costs. For the three months ended March 31, 2024, the Company recognized a $0.3 million loss from fair value remeasurement of Unsecured Convertible Notes under ASC 825, recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Junior Secured SPA Notes
Overview and Terms
The Junior Secured SPA Notes were issued under the Junior Secured SPA dated September 5, 2024. These notes are secured by a second-priority lien on certain assets and bear an annual interest rate of 10%. Principal and interest are payable at maturity or at each conversion date. The notes are convertible along with accrued interest into Class A Common Stock at the lesser of (a) a fixed conversion price or (b) the greater of (1) the floor price, $1.05, or (2) the average VWAP of the common stock for the five previous trading days. Junior Secured SPA Notes are subject to full ratchet anti-dilution price protection and as of March 31, 2025 the fixed price conversion price was $1.16. These notes mature in September 2029.
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
The Junior Secured SPA Investors were issued incremental warrants (the “Junior SPA Incremental Warrants”) to purchase additional Junior Secured SPA Notes up to the amounts originally funded under their original Junior Secured SPA Note commitments. The Junior SPA Incremental Warrants, presented in the Unaudited Condensed Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a one-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions. See Note 14, Fair Value of Financial Instruments for further details on the Junior SPA Incremental Warrants.
Amendments and Modifications
•Letter Agreements: On January 28, 2025, the Company entered into a letter agreement (“September Letter Agreement”) with certain Junior Secured SPA Investors. These investors agreed not to convert outstanding notes below the initial $5.24 conversion price prior to the Company’s receipt of stockholder approval for the issuance of the

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Junior Secured SPA Notes, Junior SPA Warrants and Junior SPA Incremental Warrants. In return, the Company agreed to issue “True-Up Shares” after approval to adjust for any pre-approval conversions, based on a formula considering accrued interest and market pricing. The Letter Agreement include a provision preventing the issuance of shares if the Company's available authorized stock is insufficient. However, the Company must deliver the shares once a sufficient number of authorized but unissued shares becomes available.
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
During the three months ended March 31, 2025 there have not been any dilutive stock sale and purchase transactions.
Summary of Junior Secured SPA Notes Activity
As of March 31, 2025, the fair value of the Junior Secured SPA Notes was $6.1 million, compared to $26.1 million as of December 31, 2024. During the three months ended March 31, 2025, the Company did not receive cash proceeds or incur transaction costs, in exchange for the issuance of the Junior Secured SPA Notes. During the three months ended March 31, 2025, the Company converted debt with a principal amount $15.4 million into 113,958,070 shares of the Company’s Class A Common Stock. The conversion of Junior Secured SPA Notes into Class A Common Stock resulted in a Loss on extinguishment of $12.8 million. For the three months ended March 31, 2025, the Company recognized $10.4 million gain from fair value remeasurement of Junior Secured SPA Notes under ASC 825, recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
There were no Junior Secured SPA Notes activity during and three months ended March 31, 2024.
2024 Unsecured SPA Notes
Overview and Terms
The 2024 Unsecured SPA Notes were issued under the Unsecured SPA Agreement dated December 21, 2024. These notes bear an annual interest rate of 10%. Principal and interest are payable at maturity or at each conversion date. The notes are convertible along with accrued interest into Class A Common Stock at the lesser of (a) a fixed conversion price, which was $1.16 at issuance, or (b) the greater of (1) the floor price, $1.05, or (2) the lowest one-day VWAP of the common stock for the five previous trading days. 2024 Unsecured SPA Notes are subject to full ratchet anti-dilution price protection. These notes mature on various dates through January 2030.
The 2024 Unsecured SPA Investors (defined below) were issued warrants (the “2024 Unsecured SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the 2024 Unsecured SPA Notes (defined below) purchased by such 2024 Unsecured SPA Investor. The 2024 Unsecured SPA Warrants are exercisable immediately with a term of five years. 2024 Unsecured SPA Warrants are subject to the same full ratchet anti-dilution price protection as the 2024 Unsecured SPA Notes. The Company’s 2024 Unsecured SPA Warrants meet the requirements for liability classification pursuant to ASC 480-10, Distinguishing Liabilities from Equity. The 2024 Unsecured SPA Warrants could require cash settlement upon events that are considered outside of the control of the Company in a manner that is not consistent with the holders of the Company’s Common Stock
The 2024 Unsecured SPA Investors were issued incremental warrants (the “2024 Unsecured SPA Incremental Warrants”) to purchase additional 2024 Unsecured SPA Notes up to the amounts originally funded under their original 2024 Unsecured SPA Note commitments. The 2024 Unsecured SPA Incremental Warrants, presented in the Unaudited Condensed Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a one-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions. See Note 14, Fair Value of Financial Instruments for further details on the 2024 Unsecured SPA Incremental Warrants.
Amendments and Modifications
•Letter Agreements: On January 28, 2025, the Company entered into a letter agreement (“September Letter Agreement”) with certain the Company entered into a similar letter agreement (“December Letter Agreement”) with

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
certain 2024 Unsecured SPA Investors, modifying terms related to their previously disclosed investment. These investors agreed not to convert outstanding notes below the initial $1.16 conversion price before stockholder approval for the issuance of the 2024 Unsecured SPA Notes, 2024 Unsecured SPA Warrants and 2024 Unsecured Incremental Warrants. The Company agreed to issue True-Up Shares post-approval using an adjustment formula. Additionally, if a resale registration statement becomes effective, and the conversion price exceeds the prior day's closing bid price, the conversion price will be adjusted downward. December Letter Agreement includes a provision preventing the issuance of shares if the Company's available authorized stock is insufficient. However, the Company must deliver the shares once sufficient stock becomes available.
Summary of 2024 Unsecured SPA Notes Activity
As of March 31, 2025, the fair value of the 2024 Unsecured SPA Notes was $11.3 million, compared to $7.0 million as of December 31, 2024. During the three months ended March 31, 2025, the Company received cash proceeds, net of original issue discounts of $20.0 million in exchange for the issuance of the 2024 Unsecured SPA Notes and incurred approximately zero in transaction costs. The Company did not convert any 2024 Unsecured SPA Notes into shares of the Company’s Class A Common Stock during the three months ended March 31, 2025. For the three months ended March 31, 2025, the Company recognized a $6.8 million gain from fair value remeasurement of 2024 Unsecured SPA Notes under ASC 825, recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
There were no 2024 Unsecured SPA Notes activity during and three months ended March 31, 2024.
2025 March Unsecured SPA Notes
Overview and Terms
On March 21, 2025, the Company entered into a securities purchase agreement (the “2025 March Unsecured SPA”) with certain accredited investors, including MHL a related party, pursuant to which the Company agreed to issue and sell up to $41.0 million in aggregate principal amount of senior unsecured convertible promissory notes (the “2025 March Unsecured SPA Notes”). The 2025 March Unsecured SPA permits up to four closings, each subject to specified closing conditions including minimum trading price and volume thresholds. Additional closings may occur in future periods, subject to investor election and satisfaction of the conditions in the 2025 March Unsecured SPA Notes. The activity below does not include related parties activity, discussed separately in Note 8, Related Party Transactions.
As of March 31, 2025, the Company received proceeds in the amount of $2.3 million in advance of the first closing, which occurred on April 4, 2025. These proceeds are reported as outstanding notes as of March 31, 2025.
The 2025 March Unsecured SPA Notes mature five years from the date of issuance and bear interest at a fixed rate of 10% per annum. Interest is payable on each conversion date or at maturity and may be settled in cash, shares of Class A common stock, or a combination thereof, at the Company’s election and subject to certain conditions. In the event of a default, the interest rate increases to 18% per annum. The Company may redeem the notes at a premium of 10% over the greater of (i) the value of the shares otherwise issuable upon conversion and (ii) the value of the note’s outstanding principal. In a bankruptcy-related default, the notes are redeemable at a 25% premium, unless waived by the holder.
The 2025 March Unsecured SPA Notes are convertible at the option of the holder into shares of the Company’s Class A common stock at an initial fixed conversion price of $1.29 per share, subject to customary anti-dilution adjustments. The number of shares issuable upon conversion is determined by dividing the outstanding principal and accrued interest, together with an 8% premium, by the conversion price. The notes also include an alternate conversion feature that permits the holder to convert at the lower of (i) the then-effective conversion price or (ii) the greater of $1.048 per share (the “floor price”) and the lowest volume-weighted average price (VWAP) of the Class A common stock during the five trading days immediately preceding the conversion notice. If a conversion under the alternate mechanism would result in issuance below the floor price, the Company must either settle the difference in cash or increase the principal balance of the note by the shortfall amount. 2025 March Unsecured SPA Notes are subject to full ratchet anti-dilution price protection.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The “2025 March Unsecured SPA Investors were issued warrants (the “2025 March Unsecured SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the 2025 March Unsecured SPA Notes funded. The 2025 March Unsecured SPA Warrants are exercisable immediately with a term of five years. 2025 March Unsecured SPA Warrants are subject to the same full ratchet anti-dilution price protection as the 2025 March Unsecured SPA Notes. The Company’s 2025 March Unsecured SPA Warrants meet the requirements for liability classification pursuant to ASC 480-10, Distinguishing Liabilities from Equity. The 2025 March Unsecured SPA Warrants could require cash settlement upon events that are considered outside of the control of the Company in a manner that is not consistent with the holders of the Company’s Common Stock.
The 2025 March Unsecured SPA Investors were issued incremental warrants (the “2025 March Unsecured SPA Incremental Warrants”)to purchase additional 2025 March Unsecured SPA Notes up to the amounts funded under their 2025 March Unsecured SPA commitments. The 2025 March Unsecured SPA Incremental Warrants, presented in the Unaudited Condensed Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a one-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions. See Note 14, Fair Value of Financial Instruments for further details on the 2025 March Unsecured SPA Incremental Warrants.
Summary of 2025 March Unsecured SPA Notes Activity
As of March 31, 2025, the fair value of the outstanding 2025 March Unsecured SPA Notes, was approximately $0.8 million. During the three months ended March 31, 2025, the Company received cash proceeds, net of original issue discounts of $2.3 million in connection with the 2025 March Unsecured SPA Notes and incurred approximately $0.1 million in transaction costs. The Company recognized a change in fair value of approximately zero during the three months ended March 31, 2025, related to the 2025 March Unsecured SPA Notes under ASC 825, recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
8.Related Party Transactions

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company has entered into notes payable agreements with related parties. The Company receives funding through notes payable from various parties, including related parties. These related parties include employees, affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s Global Co-CEO (formerly its Chief Product and User Ecosystem Officer), The tables below summarize the related party note payable agreements as of March 31, 2025 and December 31, 2024, providing details on contractual maturity dates, contractual interest rates, and net carrying values.

	March 31, 2025
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Unsecured Convertible Note	June 2025 (3)	4.27%	$451
2025 March Unsecured SPA Notes	April 2030	10.00%	143
Notes Payable — China	April 2027	18.0% (2)	4,215
Notes Payable on Demand — China	Due on Demand	—%	413
FFGP Note	Various 2024 (1)	4.27%	1,576
Convertible FFGP Note	May 2024 (1)	4.27%	250
Other Notes	Due on Demand	12.0%	75
			$7,123

Related party notes payable, current			$4,298
Related party notes payable, long-term			$2,825
_______________
(1) The term was extended upon receipt of waivers of enforcement rights and remedies under the loan agreements, as described below, with the expected settlement in 2025.
(2) The restructured loan bears no stated interest, and the repayment schedule requires fixed installment payments through the contractual maturity date. If the Company fails to comply with the payment schedule, interest at a rate of 18.0% would be retroactively applied to the unpaid balance. During the term of the revised loan, the Company remained in compliance with the payment schedule, and no contingent interest has been recorded as of March 31, 2025.

(3) Subsequent to March 31, 2025 and prior to the issuance of these financial statements, MHL exchanged the Unsecured Convertible Note due June 2025 into 2025 March Unsecured SPA Notes pursuant to the terms of the original agreement. As a result, management classified the Unsecured Convertible Note as a long-term related party debt instrument for the period ended March 31, 2025.

	December 31, 2024
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Unsecured Convertible Note	April 2024 (1)	4.27%	$1,364
Notes Payable — China	April 2027	18.0%	4,382
Notes Payable on Demand — China	Due on Demand	—%	417
FFGP Note	Various (1)	4.27%	1,576
Convertible FFGP Note	May 2024 (1)	4.27%	250
Other Notes	Due on demand	12.00%	75
			$8,064

Related party notes payable, current			$5,310
Related party notes payable, long-term			$2,754
_______________
(1) The term was extended upon receipt of waivers of enforcement rights and remedies under the loan agreements, as described below, with the expected settlement in 2025.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of Related party notes payable as of March 31, 2025, are as follows:

(in thousands)
Years Ending December 31,	Amount
Due on demand	$488
2025 (9 months remaining)	4,813
2026	1,983
2027	745
2028	—
2029	—
2030	376
Thereafter	—
$8,405
The Company has entered into various financing arrangements with related parties, categorized as follows: (i) Unsecured Convertible Note; (ii) Unsecured Convertible Note; (iii) 2025 March Unsecured SPA Notes; (iv) Notes Payable — China; (v) Notes Payable on Demand — China; (vi) FFGP Note; and (vii) Convertible FFGP Note.
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
MHL converted $0.7 million of gross principal balance in exchange for 33,107 shares of Class A Common Stock during the quarter ended March 31, 2024. During the quarter ended March 31, 2024, the Company recognized a loss of $0.2 million on the settlement (conversion) of related party notes payable into shares of Class A Common stock and losses of $0.1 million, due to fair value adjustments under ASC 825.
As of March 31, 2024, there were no related party notes payable outstanding pursuant to the 2023 Unsecured SPA Notes.
Unsecured Convertible Note
In January 2024, the Company issued an unsecured convertible note to MHL, a related party, in a principal amount of $1.5 million. The note was due three months from the date of issuance (April 2024), accrued interest at an annual rate of 4.27% per annum, and is convertible at the option of the holder into either Class A Common Stock or into a 2023 Unsecured SPA Note. In February 2025, MHL converted the outstanding debt with a principal balance of $1.5 million into 1,352,767 shares of Class A Common Stock The conversion of the Unsecured Convertible Note into Class A Common Stock resulted in a Loss on extinguishment of $1.2 million
In March 2025, the Company issued an unsecured convertible note to MHL, in a principal amount of $1.5 million. The note was due three months from the date of issuance, accrued interest at an annual rate of 4.27% per annum, and is convertible at the option of the holder into either Class A Common Stock or into unsecured convertible notes issued subsequently pursuant to a Securities Purchase Agreement. If conversion into Class A Common Stock is elected, the conversion price would be based on the latest closing price of the Company’s Class A Common Stock on the conversion date. If settlement in a subsequent Securities Purchase Agreement is elected, the new note would be issued with a 15% original issue discount. Subsequent to March 31, 2025 and prior to the issuance of these financial statements, MHL exchanged the Unsecured Convertible Note into 2025 March Unsecured SPA Notes. As a result, management classified the $1.5 million Unsecured Convertible Note as a long-term related party debt instrument for the period ended March 31, 2025.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company elected to apply the fair value option under ASC 825, Financial Instruments, for these notes, based on its expectation that the note will be exchanged into SPA Portfolio Notes pursuant to the holder’s conversion rights. SPA Portfolio Notes include features such as a contingently exercisable put option, which meet the definition of an embedded derivative under applicable accounting standards.
For the three months ended March 31, 2025 the Company recognized a gain in the amount of approximately zero in Change in fair value of related party notes payable, warrant liabilities, and derivative call options within the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. This gain reflects the adjustment to the note’s fair value during the reporting period.
For the three months ended March 31, 2024, the Company recognized a $0.1 million gain from fair value remeasurement of the Unsecured Convertible Note under ASC 825, recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options within the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
2025 March Unsecured SPA Notes
Certain investors in the 2025 March Unsecured SPA Notes (see Note 7, Notes Payable) include related parties.
Summary of Activity
During the three months ended March 31, 2025, related party investors funded a portion of the Company’s total proceeds under the 2025 March Unsecured SPA. The Company issued $0.4 million in principal amount of2025 March Unsecured SPA Notes to related parties in connection with these closings. These related party investors also received 2025 March Unsecured SPA Warrants and Incremental Warrants on terms identical to those described in Note 7, Notes Payable.
The fair value of these related party-held notes as of March 31, 2025, was approximately $0.1 million. During the three months ended March 31, 2025, the Company recognized a change in fair value of approximately zero, under ASC 825, recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options within the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Notes Payable — China
The Company has outstanding debt payable to Leshi Small Loan Co., Ltd. (“Chongqing”), a related party, also known as “Notes Payable — China.” In 2022, Chongqing agreed to modify the debt agreement, contingent on the Company making an initial payment of 10% of the agreed upon discounted principal amount. Under the modified terms, the Company received a waiver of accrued interest, a reduction in the principal balance, and an extended repayment schedule requiring full payment of the discounted principal by December 31, 2023. However, the Company did not pay the outstanding principal amount in full by the maturity date of December 31, 2023, and as a result, in January 2024 the Company incurred substantial interest and penalties. Per the terms of the 2022 agreement, in the event of a default at maturity all outstanding interest and penalties since the inception of the original agreement reverted to Chongqing and the discounted principal balance returned to the full unpaid amount. As a result, the Company recognized a loss of $14.1 million shown as component of Loss on settlement of related party notes payable in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss during the three months ended March 31, 2024.
In December 2024, the Company repaid $0.1 million and entered into supplementary agreements with Chongqing, further restructuring its outstanding debt. The December 2024 agreements largely restored the debt to amounts outstanding prior to the default on December 31, 2023. If the Company defaults again on its payment plan with Chongqing the interest and penalties accrued since the inception of the original agreement and the note principal will revert back to Chongqing in proportion to the unpaid portion of the discounted principal balance. The agreements maintain an 18.0% stated interest rate for the debt and establish a payment plan for periodic principal and interest payments until the revised maturity date of April 2027. The Company accounted for the restructuring as a troubled debt restructuring under ASC 470-60, Debt – Troubled Debt Restructurings by Debtors. As a result of the restructuring, the Company recognized a gain of $0.7 million in additional paid-in capital, reflecting the related party nature of the transaction. Following the restructuring and subsequent principal payments, the Company's Notes Payable—China is in good standing as of March 31, 2025.
As of March 31, 2025, the principal value of this note payable was $4.2 million, compared to $4.4 million as of December 31, 2024. During the three months ended March 31, 2025, the Company repaid $0.1 million and recognized a gain of $0.7 million in additional paid-in capital, As of March 31, 2025 and December 31, 2024, the Company had accrued but unpaid

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
interest and penalties of $22.2 million and $23.1 million recorded in Related party accrued interest on the Unaudited Condensed Consolidated Balance Sheets.
Notes Payable on Demand — China
The Company's notes payable with investors based in China (“Notes Payable on Demand — China”) bear a zero percent interest rate. The outstanding balance as of March 31, 2025 and December 31, 2024, was $0.4 million and $0.4 million, respectively.
FFGP Note
In November 2023 and January 2024, the Company issued unsecured promissory notes to FFGP Investment Holding I, LLC (“FFGP”), a related party, in an aggregate principal amount of $1.6 million. These notes, referred to as the “FFGP Note”, were due three months from their respective dates of issuance and accrued interest at either 4.27% or 5.27%.
FFGP fully waived its enforcement rights and remedies under the loan agreement with respect to the outstanding principal balance until final settlement. As a result, the FFGP Note is in good standing as of March 31, 2025, however, it remains due on-demand. The carrying values of the FFGP Note were $1.6 million as of March 31, 2025 and December 31, 2024.
Convertible FFGP Note
In February 2024, the Company and FFGP entered into an unsecured convertible note in the principal amount of $0.3 million. The note referred to as the “Convertible FFGP Note”, has a maturity date of May 2024 accrued interest at a rate of 4.27% per annum, and is convertible into the Company’s Class A Common Stock at the holder’s option. The conversion price is the latest closing price of the Company’s Class A Common Stock on the conversion date.
FFGP fully waived its enforcement rights and remedies under the loan agreement with respect to the outstanding principal balance until final settlement. As a result, the Convertible FFGP Note is in good standing as of March 31, 2025, however, it remains due on-demand. The carrying value of the Convertible FFGP Note was $0.3 million as of March 31, 2025 and December 31, 2024.
Related Party Accounts Payable, Accrued Liabilities and Other Significant Transactions
The Company engages in various related party transactions that do not involve notes payable, including property leases, consulting services, advertising services, and other financial arrangements with entities affiliated with its founder, key executives, and their family members. This section excludes related party notes, which are discussed separately, and focuses on summarizing the nature, terms, and financial impacts of these non-debt-related transactions as of March 31, 2025 and December 31, 2024, including payments, outstanding balances, and other key details.
X-Butler Transactions
The Company leased two real properties, located in Rancho Palos Verdes, California (the “Rancho Palos Verdes Properties”), from X-Butler from January 1, 2018, through March 31, 2022. X-Butler in turn leased the Rancho Palos Verdes Properties from Mr. Yueting Jia, the Company’s founder and Global Co-CEO. The Rancho Palos Verdes Properties were used by the Company to provide long-term or temporary housing to employees of the Company (including a former Global CEO). According to the agreement between the parties, the Company paid X-Butler for rent and certain services, including catering, room services and organization of meetings, external gatherings and events, for the Rancho Palos Verdes Properties. For the quarters ended March 31, 2025 and 2024, the Company paid to X-Butler $0.1 million and $0.1 million, respectively, for rent and business development services rendered to the Company and its executives. The Company has recorded approximately $0.3 million and $0.3 million in Accounts Payable as of March 31, 2025 and December 31, 2024, respectively.
FF Global Transactions and Consulting Services
FF Global is an affiliate of the Company’s founder and Global Co-CEO, Mr. Yueting Jia, and has historically exerted significant influence over the Company’s governance. Effective March 23, 2025, the Company terminated its Consulting Services Agreement with FF Global, which had originally become effective on February 1, 2023. The agreement, which provided for a monthly fee of $0.2 million in exchange for strategic and operational advisory services, had automatically renewed on March 6, 2024, for an additional 12-month term. It also permitted FF Global to request reimbursement for reasonable and documented out-of-pocket expenses, including travel and legal fees, subject to certain limits.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In early 2023, FF Global submitted a request for $6.5 million in legal expense reimbursements related to governance matters. The request was not approved by the Board, no liability has been recorded, and the matter remains unresolved. Following the termination of the agreement, the Company has no further obligations to FF Global other than for consulting fees and reimbursable expenses incurred prior to March 23, 2025. The Company has recorded approximately $2.0 million and $2.0 million in Accounts Payable as of March 31, 2025 and December 31, 2024, respectively. These amounts do not include the $6.5 million reimbursement request.
Advertising Services Payable to Leshi Information Technology Co., Ltd. (“LeTV”)
The Company has recorded a payable to LeTV within Related party accrued expenses and other current liabilities in the amount of $7.8 million and $7.7 million as of March 31, 2025 and 2024, respectively, in connection with advertising services provided to the Company in prior years. LeTV is a Shanghai Stock Exchange-listed public company founded and controlled by Mr. Yueting Jia, the Company’s founder and Global Co-CEO.
Grow Fandor
During 2024 the Company entered into several related party transactions with Grow Fandor Inc. (“Grow Fandor”). Grow Fandor is considered a related party because it is significantly influenced by Mr. Yueting Jia, the Company’s Global Co-CEO, who has a financial and operational interest in the entity. Grow Fandor was co-founded by Mr. Jia and Mr. Jerry Wang, who currently serves as President of the Company and is the sole director of Grow Fandor. There have been no related party transactions with Grow Fandor during 2025. Below is a summary of the Company’s transactions with Grow Fandor and the related accounting treatment:

•Promissory Note: In September 2024, the Company executed a promissory note with Grow Fandor in the principal amount of $75,000. This note has been classified as “Other Notes” in table above that the summarizes the related party note payable agreements as of March 31, 2025.
•Share Donation: In October 2024, the Company received a donation of 15,000,000 shares of Class B Common Stock of Grow Fandor from Mr. Yueting Jia, which represents an approximately 10% ownership interest. Because Grow Fandor is in the preliminary stages of development and has not begun commercial operations, management concluded that the shares do not currently have value within the financial statements.
•Trademark License Agreement: In October 2024, the Company and Grow Fandor executed the Trademark License Agreement. Under the terms of the licensing agreement, Grow Fandor has exclusive licensing rights as the only third-party allowed to use the FF and FX brands and marks during the contract term. In exchange Grow Fandor will pay to the Company: (1) a royalty fee, payable quarterly, calculated as the greater of: (a) 50% of the annual net profit from FF and FX ecosystem products, and (b) 5% of net sales revenue from all relevant brand ecosystem products; and (2) a $250,000 annual base license fee. Grow Fandor paid the initial annual license fee. Subsequent annual license fees will be payable within 30 days after each contract year. The Company recorded the initial license fee as a capital contribution due to the related party nature of the relationship with Grow Fandor and Yueting Jia’s public statements that the relationship is designed to provide incremental capital to the Company.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Due to the inclusion of the purchase option in the lease agreement, the Company was considered to have continuing involvement and, thus, accounted for the transaction as a failed sale lease back, with the Property assets subject to the sale leaseback remaining on the balance sheet and the sale proceeds recorded as a liability in accordance with the financing method. The Company recognized a $1.1 million financing obligation at the completion of the transaction, which was recorded to the Other financing liabilities, long term portion on its Unaudited Condensed Consolidated Balance Sheets. No gain or loss was recorded on the failed sale and lease back.
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
As of March 31, 2025 and December 31, 2024, the Company had a leasehold improvement balance of $8.0 million and $6.9 million, respectively, within Property, plant and equipment, net, reflecting amounts funded through the tenant improvement allowance. The repayment of the tenant improvement allowance are included in the scheduled financing obligation payments.
For the quarters ended March 31, 2025 and 2024, the Company recorded interest expense of $1.9 million and $1.7 million, respectively. The financial liability as of March 31, 2025 and 2024 was $36.5 million and $33.7 million, respectively.
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
Summary of Collateralized Loan Activity
As of March 31, 2025 and December 31, 2024, the carrying value of the Collateralized Loan was $4.1 million and $4.3 million, respectively. Of these amounts $0.8 million and $0.8 million, respectively, were included in Other financing liabilities, current portion and $3.3 million and $3.5 million, respectively, were included in Other financing liabilities, long term portion in the Unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025, the Company repaid $0.2 million of Collateralized Loan principal.
The future scheduled principal maturities of financing obligations as of March 31, 2025 are as follows:

(in thousands)
Years Ending December 31,	Amount
2025 ( 9 months remaining)	$582
2026	951
2027	1,189
2028	60,455
$63,177
10. Leases

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company determines if an arrangement is a lease at its commencement if the Company is both able to identify an asset and conclude the Company has the right to control the identified asset. Leases are classified as finance or operating based on the principle of whether or not the lease is effectively a financed purchase by the lessee. An ROU asset represents the Company’s right to use an underlying asset for the lease term and a lease liability represents the Company’s obligation to make lease payments related to the lease. The Company recognizes operating and finance lease ROU assets and liabilities at the commencement date based on the present value of lease payments over the lease term. The lease term includes renewal options when it is reasonably certain that the option will be exercised and excludes termination options. The Company’s leases do not provide an implicit rate. Therefore, the Company uses its incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments. The incremental borrowing rate used is estimated based on what the Company would be required to pay for a collateralized loan for a similar asset over a similar term. The Company’s leases do not include any material residual value guarantees, or bargain purchase options.
To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate in the measurement and classification of a lease and exclude those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for operating leases is recognized on a straight-line basis over the lease term and is recorded in operating expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Amortization of ROU assets on finance leases is recorded on a straight-line basis within operating expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Interest expense incurred on finance lease liabilities is recorded in Interest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Additionally, the Company does not separate lease and non-lease components. Operating leases are included in Operating lease right-of-use assets, net, Operating lease liabilities, current portion and Operating lease liabilities, long term portion in the Company's Unaudited Condensed Consolidated Balance Sheets.
The Company’s lease arrangements primarily consist of corporate office, store, and vehicle lease agreements. The leases expire on various dates through 2027.
11.Commitments and Contingencies
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
Legal Proceedings Against the Company
As of March 31, 2025 and December 31, 2024, the Company had accrued legal contingencies of $6.6 million and $9.1 million, respectively, recorded within Accrued expenses and other current liabilities and Accounts payable for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable.
Class and Derivative Actions
Zhou v. Faraday Future Intelligent Electric Inc. f/k/a Property Solutions Acquisition Corp. et al., Case No. 2:21-cv-009914 (U.S. District Court – Central District of California).
On December 23, 2021, a putative class action lawsuit alleging violations of the Exchange Act was filed in the United States District Court, Central District of California, against the Company and its former Chief Executive Officer and Chief Financial Officer, and its then-Chief Product and User Ecosystem Officer (who was promoted to Global Co-CEO in April 2025), as well as the Co-CEOs of Property Solutions Acquisition Corp. (“PSAC”). On May 6, 2022, the appointed lead plaintiffs in the Zhou putative class action filed an amended complaint alleging violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, Sections 11 and 15 of the Securities Act , and related “control” person claims for secondary liability under those statutes, seeking unspecified damages. Following motion to dismiss briefing and the subsequent court-ordered dismissal of several of the plaintiffs’ claims, answers were filed and the parties agreed to participate in mediation. On April 27, 2023, the court granted the parties’ joint motion for a temporary stay pending mediation. The parties thereafter participated in a private mediation on June 29, 2023. After further discussions and negotiations, the parties reached an agreement-in-principle to settle the Zhou putative class action. Although denying all allegations, the Company nevertheless agreed to settle the Zhou putative class action for a non-reversionary cash payment of $7.5 million to be funded entirely by the Company’s insurers for the benefit of the settlement class, in exchange for the release of all claims that were or could have been asserted against the Company. The court thereafter granted preliminary approval of the settlement on November 7, 2023, and scheduled a hearing for final approval of the settlement to take place on March 18, 2024. On January 23, 2024, the ostensible lead plaintiff in the Consolidated

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Delaware Class Action discussed below, filed an Objection to final approval of the settlement (the “Objection”) to which the Company and the other defendants responded on March 11, 2024. On March 18, 2024, the court overruled the Objection in its entirety and entered an Order finally approving the Zhou putative class action settlement.
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
Each of the foregoing derivative lawsuits purported to assert claims on behalf of the Company against certain of the Company’s current and former officers and directors for alleged violations of the Exchange Act or for various common law claims based upon those officers’ and directors’ alleged breaches of their purported fiduciary duties owed to the Company and/or for their alleged aiding and abetting of those purported breaches, resulting in unspecified damages to the Company. Although the complaints filed in the foregoing lawsuits vary in detail, they are generally premised upon many of the same underlying allegations made in the Zhou putative class action. The parties to the foregoing derivative lawsuits participated in a mediation on May 13, 2024, following which they reached a settlement in principle. On July 19, 2024, the parties entered into a Stipulation and Agreement of Settlement that was filed in the California Federal Derivative Action, which incorporated all of the foregoing derivative lawsuits respectively filed in California and Delaware. On September 3, 2024, the California Federal Derivative Action Court entered an order preliminarily approving the Stipulation and Agreement of Settlement (the “Preliminary Approval Order”) and provided for notice of the same to be made to Current Stockholders. On October 30, 2024, the California Federal Derivative Action Court approved the Settlement Agreement, resolving all of the foregoing derivative lawsuits. Following the approval of the Settlement Agreement, the California Federal Derivative Action was dismissed on October 30, 2024 and the Delaware Federal Derivative Actions were dismissed on November 15, 2024 (Wang) and November 19, 2024 (Moubarak). On December 31, 2024, the parties in the Farazmand filed a stipulation of dismissal which was subsequently entered by the court.
The Consolidated Delaware Class Action
On June 14, 2022, a verified stockholder class action complaint was filed in the Delaware Court of Chancery against, among others, the Company, its former Global CEO and CFO, and its then-Chief Product and User Ecosystem Officer (who was promoted to Global Co-CEO in April 2025), alleging breaches of fiduciary duties (the “Yun Class Action”). On September 21, 2022, a second verified stockholder class action complaint was filed in the Delaware Court of Chancery against, among others, the Company, the Co-CEOs and independent directors of PSAC, and certain third-party advisors to PSAC, alleging breaches of fiduciary duties, and aiding and abetting those alleged breaches, in connection with disclosures and stockholder voting leading up to the PSAC/Legacy FF merger (the “Cleveland Class Action”). The Cleveland and Yun Class Actions subsequently were consolidated the complaint in the Cleveland Class Action being designated as the operative pleading (collectively, the “Consolidated Delaware Class Action”). In April 2023, the defendants respectively filed motions to dismiss that complaint. While the defendants’ motions to dismiss were pending, the Central District of California approved the Zhou putative class action settlement. On May 24, 2024, the defendants in the Consolidated Delaware Class Action filed a motion for

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
summary judgment based upon the court-approved settlement agreement in Zhou putative class action on the grounds that among other things, the releases of that settlement agreement barred the claims in the Consolidated Delaware Class Action. On February 10, 2025, the Delaware Court of Chancery granted summary judgment and dismissed the Consolidated Delaware Class Action both in its entirety and with prejudice.
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
The Company initially recorded $1.9 million in deposits and $12.9 million in tooling equipment in connection with its contractual relationship with a primary supplier. These amounts were originally recognized as a deposit paid for goods and services and tooling received, respectively, and continue to be reflected in their originally recorded accounts on the Consolidated Balance Sheets. However, following the primary supplier’s bankruptcy filing, these balances were identified as at risk, creating potential financial exposure for the Company. The $2.7 million charge consists of a $1.4 million write-off of deposits and a $1.3 million accrual for additional payments the Company expects to have to make to maintain access to its tooling located at vendors of the key supplier (the “secondary suppliers”). The $1.4 million write-off of deposits reflects the Company's estimate that recovery of that asset is not probable and leaves a remaining exposure of $0.5 million.
The Company does not expect any further financial loss related to tooling. Although the Company has title to the tooling; the secondary suppliers have possession of it. The Company anticipates establishing a direct contractual arrangement with the secondary suppliers. Once in place, these agreements are expected to provide the Company with continued access to the tooling without additional financial exposure.
Legal Action Against Tesca USA and Tesca ABC
On March 6, 2025, Faraday&Future Inc. (“Faraday”) filed a demand for arbitration against Tesca USA, Inc. and Tesca ABC, LLC alleging the breach of an Engineering Services Agreement (“ESA”) between Tesca USA and Faraday&Future Inc., under which Tesca USA was obligated to produce certain items related to automobile seating assembly and frame production. Pursuant to the ESA, Faraday paid Tesca USA approximately $36.0 million for certain parts, tooling, engineering design and development, and other items. According to a Verified Petition Regarding Assignment for the Benefit of Creditors filed in May 2024, Tesca USA, after failing to deliver any of these products or services to Faraday, assigned all its assets to Tesca ABC, a Delaware series limited liability company. Faraday has reason to suspect that Tesca USA may have made one or more large cash transfers to Tesca Group before it commenced the Assignment for Benefit of Creditors. Faraday is seeking in excess of $36.0 million in damages through this arbitration. The Company is unable to evaluate the likelihood of a favorable outcome given the early stages of these legal proceedings.
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
On January 31, 2023, Raymond Handling Solutions, Inc. (“Raymond”), an equipment supplier, filed an action alleging that the Company breached its contract with Raymond and refused to pay for warehouse racking equipment. Raymond requested a judgement in its favor in the amount of $1.1 million. On April 15, 2024, the Company and Raymond executed a Settlement Agreement under which Raymond released all claims in exchange for the return the of racking equipment.
In July 2021, the Company and Palantir entered into a Master Subscription Agreement (“MSA”) setting forth the terms of the Palantir platform hosting arrangement which was expected to be used as a central operating system for data and analytics. On April 26, 2023, the Company received a letter from Palantir Technologies Inc. (“Palantir”) providing a notice of dispute alleging that the Company had not paid outstanding invoices totaling $12.3 million. On July 7, 2023, Palantir filed a Demand for Arbitration against the Company with Judicial Arbitration and Mediation Services, Inc., regarding the parties’ dispute under the MSA in which it alleged that the amount in controversy was $41.5 million. On August 4, 2023, the Company submitted its response to Palantir’s arbitration demand, which response included both affirmative defenses and a general denial of all allegations of Palantir’s arbitration demand. On March 11, 2024, the Company and Palantir executed a Settlement and Release Agreement terminating the MSA and resolving all of the parties’ disputes in exchange for the Company’s agreement to pay Palantir $5.0 million, with a liquidated damages clause of $0.3 million for late payments. This settlement includes mutual waivers and releases of claims to avoid future disputes. On August 9, 2024, the Company and Palantir entered into an amendment to the Settlement and Release Agreement pursuant to which, in lieu of paying the remaining $4.8 million due under the settlement agreement in cash, the parties agreed that the Company would issue, and Palantir would accept, $2.4 million of Class A Common Stock by August 9, 2024, and $2.4 million in Class A Common Stock by October 1, 2024. The August 9, 2024 issuance totaled approximately 11.1 million shares of Common Stock. The Company further agreed to register the shares under the Securities Act for resale by Palantir.
On May 2, 2023, the Company received a notice of Commencement of Arbitration by Envisage Group Developments Inc. USA (“Envisage”) for unpaid invoices relating to professional engineering services and for design and manufacture of a Master Buck cube seeking alleged damages of $1.1 million. At the arbitration hearing, the Company disputed the adequacy of Envisage’s documentation for professional services and contended that no contract exists for Master Buck due to unfulfilled payment conditions. The Company further challenged Envisage’s unilateral alteration of payment terms. In June 2024, the arbitrator issued an award to Envisage totaling $1.1 million. Envisage subsequently filed a motion for attorneys’ fees and costs. Envisage was ultimately awarded a total of $1.4 million. The parties have reached an agreement to settle their dispute for $0.8 million.
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
On October 11, 2023, Joseph Hof and Scott McPherson filed a class action lawsuit in Supreme Court of the State of New York, County of New York against Benchmark 237 LLC, Benchmark Real Estate Trust, SLLC, Canvas Investment Partners, LLC, Canvas Property Group, LLC, Juliet Technologies, LLC, and the Company, alleging that the defendants engaged in various scheming practices that discriminatorily impacted the plaintiffs and other class members The court granted the Company’s Motion to Dismiss on January 12, 2024, and dismissed the case on January 18, 2024. The plaintiffs filed an appeal on February 12, 2024 as to the dismissal orders, which appeal subsequently was dismissed due to the plaintiffs’ failure to timely file their appellate briefs. Although Plaintiffs have a year to file a motion to vacate the dismissal based upon a showing good cause, Plaintiff Hof recently filed a motion to seal the record and expressed the Plaintiffs’ desire to cease litigating the matter further.
On December 8, 2023, 10701 Idaho Owner, LLC (“Landlord”) notified the Company of rental defaults amounting to $0.6 million for the months of October to December 2023 and demanded a 5% late fee and 18% annual interest on allegedly overdue amounts. The parties thereafter entered into a First Amendment to the Lease Agreement dated October 19, 2023 to address the Company’s total rent default of $1.1 million, including a $0.1 million, partial payment made on January 26, 2024, and additional late fees and charges of $0.2 million. The amendment established a repayment plan requiring the Company to pay $1.2 million from February 26 to March 31, 2024, and to either replenish or provide a new $0.6 million Letter of Credit. On March 26, 2024, the Landlord served the Company with a Notice to Pay or Quit, demanding payment of $1.0 million within five business days. On April 10, 2024, the Company made a $0.2 million payment to Landlord in exchange for Landlord deferring further action.
On February 14, 2024, Rexford Industrial - 18455 Figueroa, LLC (“Rexford”) filed a Complaint for Unlawful Detainer against Faraday SPE, LLC in the Superior Court of California, County of Los Angeles. The complaint asserted that the Company has failed to pay outstanding rent in the amount of $0.9 million, and sought recovery of reasonable attorney’s fees and damages. This action is based on a breach of a Lease Agreement dated March 8, 2019, for the premises located at 18455 S. Figueroa Street, Gardena, California, and wherein Rexford is requesting forfeiture of the lease. On April 10, 2024, the court issued a Notice of Dismissal, dismissing the Complaint without prejudice.
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
On March 25, 2024, Cooper Standard GmbH filed a lawsuit against Faraday&Future Inc. in Superior Court of California, County of Los Angeles, alleging the non-payment of the estimated sum of $1.5 million that was purportedly in breach of contractual obligations set forth in purchase orders, a Letter of Tool Acceptance, and invoices to facilitate the supply of automotive products and services for the FF 91 vehicle from August 2021 to December 2022. The parties have tentatively reached a settlement and are in the process of memorializing their agreement.
On March 27 and March 29, 2024, Jose Guerrero and Victoria Xie, the Company’s former Senior Director of Sales and Aftersales, and Go-to-Market Project Manager and Launch Manager, respectively, filed wrongful termination lawsuits against Faraday&Future Inc. and certain of its officers in Superior Court of California, County of Los Angeles, each of which seeks compensatory, general, and special damages in an amount not less than $1.0 million. On April 19, 2024, another former employee, Karimul Khan, submitted a request for arbitration against the same group of defendants without quantifying the alleged damages sought. Given the early stages of these legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
On August 9, 2024, Jeffrey D. Prol, as trustee of the Founding Future Creditors Trust, filed a lawsuit against the Company seeking to compel the production of certain books and records for inspection and requesting attorney’s fees and costs. The plaintiff is demanding inspection to allegedly value his shares of the Company. In March 2025, plaintiff agreed to dismiss the lawsuit without prejudice and a stipulation to dismiss was filed and granted.
On August 1, 2024, Yun Han, former Chief Accounting Officer and Interim Chief Financial Officer, filed an arbitration demand claiming that she is owed certain monetary amounts and restricted stock units, pursuant to various agreements with the Company and collectively, totaling approximately $1.2 million.  Given the early stages of the proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
In March 2025, BXP filed a lawsuit against the Company, alleging unpaid rent and a balance of approximately $1.0 million under a lease agreement signed with the Company. The parties agreed to settle their dispute for $0.35 million.
Dispute with Noteholders
In August 2023 and September 2023, the Company received correspondence from each of Senyun, MHL and V W Investment alleging that the Company had entered into oral agreements to compensate those investors for any losses in connection with converting their notes into shares of the Company in order to support the Company’s proposals at the August 2023 special stockholders meeting. The Company is unaware of any such oral agreements and is contesting these claims on multiple grounds.
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
•the removal of Mr. Jia as an executive officer, who would continue in his position as Chief Product & User Ecosystem Officer of the Company. Certain dual-reporting arrangements were eliminated with respect to Mr. Jia, who also was required to report directly to Ms. Swenson, a non-independent director nominated by FF Top. Please see “Risk Factors–Risks Related to our Business and Industry–Yueting Jia and FF Global, over which Mr. Jia exercises significant influence, have control over our management, business and operations, and may use this control in ways that are not aligned with our business or financial objectives or strategies or that are otherwise inconsistent with our interests.” Mr. Jia also received a 25% annual base salary reduction, and his role was limited from a policy-making position to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and Advanced R&D technology. On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved the Company’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng in accordance with processes and controls to be determined by the Board after consultation with the Company’s management. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act;

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
•On April 25 2025, the Company announced the appointment of Mr. Yueting Jia as Global Co-Chief Executive Officer ("Global Co-CEO"), jointly leading the Company alongside Matthias Aydt, with a focus on advancing user ecosystem development, supply chain management, EV R&D, finance, legal, and China and Middle East operations;
•Matthias Aydt, then Senior Vice President, Business Development and Product Definition and a director of the Company, and currently Global Co-CEO and a director of the Company, being placed on probation as an executive officer for a six-month period, during which period he remained a non-independent member of the Board, and which probationary period has since ended;
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
•the suspension without pay of Jiawei (“Jerry”) Wang, the Company’s former Vice President, Global Capital Markets, who subsequently notified the Board of his decision to resign from the Company on April 10, 2022, but remained with the Company as a consultant and was subsequently appointed President of the Company on March 24, 2025;
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
As of March 3, 2025, the Company is continuing to implement certain of the remedial actions approved by the Board. However, certain of these remedial actions are no longer in effect and no assurance can be provided that those remedial measures that continue to be implemented will be implemented in a timely manner or at all or will be successful to prevent inaccurate disclosures in the future. Please see “Risk Factors – Risks Related to our Business and Industry – We have taken remedial measures in response to the Special Committee findings, which may be unsuccessful” included in the Form 10-K. There can be no assurance that such remedial measures will be successful. In addition, there can be no assurance that such remedial measures will be fully implemented in light of the recent corporate governance agreements with FF Top and FF Global and the recent assessment by the Board of FF’s management structure, including management roles, responsibilities and reporting lines and changes to the Board.” However, pursuant to the Heads of Agreement, the Company has implemented certain governance changes that impact certain of the above-discussed remedial actions. On October 3, 2022, Ms. Swenson tendered her resignation from her role as both Executive Chairperson and member of the Board effective immediately. In addition, on October 3, 2022, Mr. Scott Vogel resigned from the Board effective immediately and Mr. Jordan Vogel resigned effective on October 5, 2022. On October 28, 2022, Mr. Brian Krolicki tendered his resignation from the Board effective immediately. On December 15, 2022, Mr. Lee Liu tendered his resignation from the Board, which resignation was effective on December 18, 2022. On December 18, 2022, Mr. Jie Sheng was appointed to the Board, effective immediately, following the resignation of Mr. Liu. On December 25, 2022, Mr. Edwin Goh tendered his resignation from the Board, which resignation was effective on December 26, 2022. On December 27, 2022, Ms. Ke Sun was appointed to the Board, effective immediately, following the resignation of Mr. Goh. Mr. Sheng and Ms. Sun are designees of FF Top pursuant to the Amended Shareholder Agreement. On December 26, 2022, Dr. Carsten Breitfeld tendered his resignation from the Board, which resignation was effective immediately. On December 27, 2022, Mr. Xuefeng Chen was appointed to the Board, effective immediately, following the resignation of Dr. Breitfeld. On January 20, 2023, Mr. Qing Ye tendered his resignation from the Board, which resignation was effective immediately. Mr. Ye remained a consultant of the Company as an independent contractor until

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
November 18, 2023. On January 25, 2023, Mr. Chui Tin Mok was appointed to the Board, effective immediately, following the resignation of Mr. Ye. Each of Ms. Ke Sun and Mr. Xuefeng Chen have subsequently resigned from the Board.
Subsequent to the Company announcing the completion of the Special Committee investigation on February 1, 2022, certain members of the management team and employees of the Company received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation. The Company, which had previously voluntarily contacted the SEC in connection with the Special Committee investigation in October 2021, is cooperating fully with the SEC’s investigation. The outcome of such an investigation is difficult to predict. The Company has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, the Company is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or to estimate the range of any potential loss. In addition, in June 2022, the Company received a preliminary request for information from the DOJ in connection with the matters that were the subject of the Special Committee investigation. The Company has responded to that request and intends to fully cooperate with any future requests from the DOJ.
12.Stockholders’ Equity
The number of authorized, issued and outstanding stock, were as follows:

	March 31, 2025
	Authorized Shares	Issued Shares
Preferred Stock	10,000,000	—
Class A Common Stock	124,815,625	86,786,748
Class B Common Stock	4,429,688	6,667
	139,245,313	86,793,415

	December 31, 2024
	Authorized Shares	Issued Shares
Preferred Stock	10,000,000	1
Class A Common Stock	99,815,625	65,919,127
Class B Common Stock	4,429,688	6,667
	114,245,313	65,925,795
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
The Class A Common Stock began trading on The Nasdaq Capital Market on a split-adjusted basis for the August 2024 Reverse Stock Split at the opening of trading on August 19, 2024, under the symbol “FFIE” with a new CUSIP number (307359 885). The Class B Common Stock also received a new CUSIP number (307359 877).
The Company’s Public Warrants continued to trade on The Nasdaq Capital Market under the symbol “FFIEW,” with the CUSIP number unchanged. However, under the terms of the applicable warrant agreement, the number of shares of Class A Common Stock issuable upon exercise of each warrant was proportionately decreased, and the exercise price adjusted. Accordingly, for the Company’s warrants trading under the symbol “FFIEW,” every 40 warrants became exercisable for one share of Class A Common Stock at an exercise price of $110,400.00 per share of Class A Common Stock.
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
Change in Trading Symbols (March 2025)
Effective March 10, 2025, the Class A Common Stock and Public Warrants currently trade under the new ticker symbols “FFAI” and “FFAIW,” respectively, on The Nasdaq Capital Market.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Series A Preferred Stock
On January 28, 2025, in connection with a purchase agreement entered into with Mr. Aydt, the Company’s Global Co-CEO, the Company filed a Series A Certificate of Designation with the Secretary of State of the State of Delaware. The Series A Certificate of Designation designated one share of the Company’s Preferred Stock as Series A preferred stock, par value $0.0001 per share and established the preferences, rights and limitations thereof. The closing of the sale and purchase of the shares of the Series A Preferred was completed on January 28, 2025 for a purchase price of $100.00.
The Series A Preferred Stock was redeemed on March 7, 2025, for a redemption price of $100.00, following the special meeting of stockholders.
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
Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of March 31, 2025 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Ares Warrants	5,776,657	$1.16	August 5, 2027
SPA Warrants	15,238	$1.16	Various through November 1, 2031
Junior SPA Warrants	5,931,638	$1.16	Various through September 30, 2029
2024 Unsecured SPA Warrants	25,874,953	$1.39	Various through January 21, 2030
2025 March Unsecured SPA Warrants	3,438,357	$1.55	April 4, 2030
Public Warrants	2,453	$110,400.00	July 21, 2026
Private Warrants	12	$110,400.00	July 21, 2026
	41,039,308
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2024 were as follows:

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	Number of Warrants	Exercise Price	Expiration Date
Ares warrants	5,776,657	$1.16	August 5, 2027
SPA Warrants	15,238	$1.16	Various through November 1, 2031
Junior SPA Warrants	5,931,638	$1.16	Various through September 30, 2029
2024 Unsecured SPA Warrants	10,788,746	$1.39	December 31, 2029
Public Warrants	2,453	$110,400.00	July 21, 2026
Private Warrants	12	$110,400.00	July 21, 2026
	22,514,744
There were no warrants exercised for the three months ended March 31, 2025 or during the three months ended March 31, 2024.
The above Ares warrants and SPA Portfolio Note warrants contain full ratchet anti-dilution price protection that requires the exercise price to be adjusted if the Company sells shares of Common Stock below the current exercise price. There were not any dilutive events during the three months ended March 31, 2025 and 2024.
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
13.Stock-Based Compensation
2021 Plan
In July 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”). The 2021 Plan allows the Board to grant up to 5,164 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for the Class A Common Stock to employees, directors, and non-employees. The number of shares of Class A Common Stock available under the 2021 Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2024, and continuing until (and including) the calendar year ending December 31, 2031. Annual increases are equal to the lesser of (i) 5 percent of the number of shares of Class A Common Stock issued and outstanding on December 31 of the immediately preceding fiscal year and (ii) an amount determined by the Board.
As of the effective date of the 2021 Plan, no further stock awards have been or will be granted under the EI Plan or STI Plan (defined below).
At the annual meeting of stockholders held on July 31, 2024, the Company’s stockholders approved (among other proposals) an amendment to the 2021 Plan to increase the number of shares of Class A Common Stock available for issuance under the 2021 Plan by an additional 2,206,324 shares, subject to proportionate adjustment for stock splits and similar events as provided in the 2021 Plan. As of March 31, 2025 and 2024 the Company had 535,027 and 2,469,957 shares of Class A Common Stock available for future issuance under the 2021 SI Plan.
Option Awards
As of March 31, 2025, the total unrecognized stock-based compensation expense for stock options granted under the 2021 Plan was less than $0.1 million, which is expected to be recognized over a weighted average period of 2.62 years.
There were no options granted under the 2021 Plan during the three months ended March 31, 2025.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Restricted Stock Units
As of March 31, 2025, the total unrecognized stock-based compensation expense for RSUs granted under the 2021 Plan was $0.5 million which is expected to be recognized over a weighted average period of 1.51 years.
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
As of March 31, 2025, the total unrecognized stock-based compensation expense for stock options granted under the EI Plan was less than $0.1 million which is expected to be recognized over a weighted average period of 1.61 years.
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
As of March 31, 2025, the total unrecognized stock-based compensation expense for stock options granted under the STI Plan was less than $0.1 million, which is expected to be recognized over a weighted average period of approximately 1.66 years.
Stock-based compensation expense
The following table presents stock-based compensation expense for all of the Company’s 2021 Plan, EI Plan, STI Plan and Common Units of FF Global included in each respective expense category in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$268,299	$375,350
Sales and marketing	22,700	63,330
General and administrative	10,078	103,491
	$301,077	$542,171

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
14.Fair Value of Financial Instruments
Notes Payable & Related Party Notes Payable
The Company has elected to measure certain notes payable and related party notes payable at fair value. Specifically, the SPA Portfolio Notes or notes convertible into SPA Portfolio Notes as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 7, Notes Payable and Note 8, Related Party Transactions). The Company uses a binomial lattice model and discounted cash flow methodology to value the notes carried at fair value. The significant assumptions used in the models include the volatility of the Class A Common Stock, the Company’s expectations around the full ratchet anti-dilution and other triggering events, the Company’s debt discount rate based on a CCC rating, annual dividend yield, the risk free rate, and the expected life of the instrument. Fair value measurements associated with the notes payable and related party notes payable represent Level 3 valuations under the fair value hierarchy.
The fair value adjustments related to notes payables and related party notes payable were recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options or Change in fair value of related party notes payable, warrant liabilities, and derivative call options, respectively, in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
For notes payable and related party notes payable where the Company did not elect the fair value option pursuant to ASC 825, Financial Instruments, the carrying value approximates the fair value of the obligation.
SPA Portfolio Note Warrants
The Company is required to measure certain SPA Portfolio Note warrants at fair value. The Company uses a Monte Carlo simulation model to measure the fair value of the liability classified SPA Warrants, where the significant assumptions used include the volatility of the Company’s Class A Common Stock, the Company’s expectations around the full ratchet anti-dilution and other triggering events, the contractual term of the warrant, the risk-free rate and annual dividend yield. Fair value measurements associated with the liability-classified warrants represent Level 3 valuations under the fair value hierarchy.
The fair value adjustments related to the liability classified warrants were recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options or Change in fair value of related party notes payable, warrant liabilities, and derivative call options, in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
Derivative Call Options
Holders of the Junior Secured SPA Notes, the 2024 Unsecured SPA Notes, and 2025 March Unsecured SPA Notes were issued Incremental Warrants to purchase additional notes on the same terms and conditions up to the amounts originally funded under their commitments. The Company estimates the fair value of the Incremental Warrants using both a binomial lattice model and Monte Carlo simulation to value the Incremental Warrants as the Incremental Warrants entitle the holder to the relevant SPA Portfolio Note and SPA Portfolio Warrant upon exercise. The significant assumptions used include the volatility of the Company’s Class A Common Stock, the Company’s expectations around the full ratchet anti-dilution and other triggering events, the contractual term of the Incremental Warrants, the risk-free rate and annual dividend yield. The underlying convertible notes and the warrants issuable upon the exercise of the Incremental Warrant were assumed to be exercisable up to the maximum allowable amount. Additionally, the terms of these instruments were presumed to be consistent with those of the convertible notes and warrants issued in connection with the Incremental Warrants. Fair value measurements associated with the liability-classified derivatives represent Level 3 valuations under the fair value hierarchy.
The fair value adjustments related to the Incremental Warrants were recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options or Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities[1]	$—	$—	$23,624
Derivative call options[1]	$—	$—	17,057
Notes payable[1]	$—	$—	21,136
_______________
[1] Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities[1]	$—	$—	$28,864
Derivative call options[1]			29,709
Notes payable[1]	—	—	46,628
_______________
[1] Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.
There were not any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2025 and the year ended December 31, 2024. The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, accounts payable, accrued liabilities and notes payable, other than the SPA Portfolio Notes, approximate fair value because of their short-term nature or contractually defined value.
The following table summarizes the activity of Level 3 fair value measurements:

(in thousands)	Warrant Liabilities[1]		Derivative Call Option[1]		Notes Payable[1]
Balance as of December 31, 2024	$28,864		$29,709		$46,628
Additions	16,341	[2]	19,730	[2]	12,525	[3]
Change in fair value measurements	(21,581)		(32,382)		(22,445)
Conversions of notes to Class A Common Stock	—		—		(15,572)
Balance as of March 31, 2025	$23,624		$17,057		$21,136
_______________
[1] Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.
[2] Addition to Warrant Liabilities and Derivative Call Option are included as loss in line items Change in fair value of notes payable, warrant liabilities, and derivative call options and Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. This information is presented to facilitate reconciliation to the related amounts reported in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

[3] Additions of Notes Payable measured at fair value are presented net of the initial fair value adjustment recorded at issuance. This adjustment, which reduced the principal amount of the Notes Payable by $11,349 thousand upon initial recognition, is presented as gain in the line items Change in fair value of notes payable, warrant liabilities, and derivative call options and Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, the line item Change in fair value of notes payable, warrant liabilities, and derivative call options includes a loss of $429 thousand, and the line item Change in fair value of related party notes payable, warrant liabilities, and derivative call options includes a loss of $76 thousand, both of which relate to debt issuance costs. These costs are separately identifiable from the fair value adjustments described above and are not included in the Additions of Notes Payable This information is presented to facilitate reconciliation to the related amounts reported in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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
The following data shows the amounts used in computing net loss per share and the effect on net loss and the weighted-average number of shares as follows:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Net loss	$(10,278)	$(48,217)

Weighted average shares used in computing net loss per share of Class A and B Common Stock:
Basic	75,749,893	1,837,959
Diluted	75,749,893	1,837,959

Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(0.14)	$(26.23)
Diluted	$(0.14)	$(26.23)
The net loss per common share was the same for the Class A Common Stock and Class B Common Stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
15.Net Loss per Share
Potentially Dilutive Shares
The Company reported net losses for all periods presented, resulting in all potentially dilutive Common Stock equivalents being considered antidilutive and excluded from the calculation of net loss per share.
The table below presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock attributable to Common Stock stockholders due to their antidilutive effect:

	Three Months Ended March 31,
	2025	2024
Shares issuable upon conversion of SPA Portfolio Notes	44,298,705	2,331,077
Shares issuable upon conversion of Unsecured Convertible Notes	1,809,969	390,601
Shares issuable upon exercise of equity classified SPA Portfolio Note warrants	15,238	13,968
Shares issuable upon exercise of liability classified SPA Portfolio Note warrants	35,244,948	—
Other warrants	5,776,657	228,482
Stock-based compensation awards – Options	2,514	2,731
Stock-based compensation awards – RSUs	155,134	21,439
Public warrants	2,453	2,453
Private warrants	12	12
	87,305,630	2,990,763

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
16.Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Unaudited Condensed Consolidated Financial Statements were issued.
Subsequent SPA Portfolio Notes Activity
Subsequent to March 31, 2025, the Company received gross proceeds in connection with issuance of 2024 Unsecured SPA Notes to third parties totaling $6.6 million with due dates ranging from April 4, 2030 through May 2, 2030 at 10.00% interest. Principal and accrued interest are convertible at the option of the holder into Common Stock of the Company at a conversion price per share equal to the lower of a) stated conversion price or b) lowest VWAP of the five trading days immediately prior to the day on which lender provides conversion notice. Additionally, $10.6 million of principal and $0.9 million of interest of the Company’s SPA Portfolio Notes were converted into 10,894,406 shares of the Company’s Class A Common Stock.
Series B Preferred Stock
On March 21, 2025, the Company entered into the 2025 March Unsecured SPA pursuant to which the Company agreed to issue, among other securities, shares of Series B Preferred Stock. The Series B Preferred stock are a newly designated class of the Company’s authorized and unissued preferred stock, par value $0.0001 per share. In connection with the initial closing under the 2025 March Unsecured SPA, on April 3, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock with the Secretary of State of the State of Delaware (the “Series B Certificate of Designation”). On April 9, 2025, the Company filed a Certificate of Correction to the Certificate to correct a clerical error with the Secretary of State of the State of Delaware. The Series B Certificate of Designation designates 9,000,000 shares of the Series B Preferred Stock and establishes and designates the preferences, rights and limitations thereof. The Series B Certificate of Designation became effective upon filing.
Sale of Collateral Securing Loan with Utica
On April 18, 2025, certain non-essential equipment securing the Company’s collateralized loan with Utica Leaseco, LLC was sold at auction for approximately $0.7 million in gross proceeds. The sale was conducted with the lender’s consent and involved surplus assets. In accordance with the loan and subordination agreements, all proceeds from the auction were retained by Utica and applied toward the Company’s obligations under the loan. The Company did not receive any of the sale proceeds. The equipment had been previously expensed as research and development costs in prior periods and was not included in property, plant and equipment as of March 31, 2025. The transaction did not affect scheduled debt repayments or require reclassification of the loan balance. The Company will evaluate any further accounting implications in future reporting periods.
Envisage Settlement
On March 28, 2025, the Company entered into a Settlement and Release Agreement (the “Envisage Settlement and Release Agreement”) with Envisage Group Developments Inc. USA (“Envisage”) to resolve a $1.5 million judgment stemming from an arbitration award related to several purchase orders and invoices under an Engineering Services Agreement previously executed between the Company and Envisage.
As part of the Envisage Settlement and Release Agreement, the Company agreed to satisfy $425 thousand of the settlement through the issuance of Class A common stock, with the number of shares based on the $1.08 per share closing price on April 7, 2025—the trading day prior to the issuance. On April 8, 2025, the Company issued 393,519 shares of its Class A common stock to Envisage. The Company has filed a Form S-1 registration statement to register these shares for resale, which is currently under SEC review and has not yet been declared effective.
The Company also agreed to pay the remaining $375 thousand in cash, payable in four equal monthly installments from March through June 2025. Both parties mutually released all claims, demands, and liabilities related to the matter.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references in this report to “FFAI,” the “Company,” “we,” “us,” or “our” mean Faraday Future Intelligent Electric Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “Faraday Future Intelligent Electric Inc.” mean the parent company without its subsidiaries.
The following discussion and analysis is intended to help the reader understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this quarterly report on Form 10-Q (this “Report” or this “Form 10-Q”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed on March 31, 2025 and “Cautionary Note Regarding Forward-Looking Statements” below. The objective of this section is to provide investors an understanding of the financial drivers and levers in our business and describe the financial performance of the business.
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
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section titled “Risk Factors” in the Form 10-K filed on March 31, 2025. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” Item 1A in the Form 10-K, filed on March 31, 2025, may not be exhaustive.
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
Overview
We are a California-based, global, shared, intelligent mobility ecosystem company founded in 2014 with a vision to disrupt the automotive industry. Our Class A Common Stock and Public Warrants trade on The Nasdaq Capital Market (“Nasdaq”) under the ticker symbols “FFAI” and “FFAIW,” respectively.
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
•Intellectual Property & Supply Chain Development: Since inception, we have developed a portfolio of intellectual property, established its supply chain, and assembled a global team of automotive and technology experts. As of March 31, 2025, FF has been granted approximately 660 patents globally.
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
•Global Availability: All of our vehicles are expected to be available for sale in the U.S. and the Middle East, with potential expansion to China and European markets.

Recent Developments
From January 1, 2025, through the filing date, we achieved key operational and financing milestones. Below is a summary of significant events by category.
Strategic Operations and Product Development
•In January 2025, we unveiled the FX Super One concept, an AI-powered MPV, expanding our FX lineup, which also includes the FX 5 and FX 6 targeting $20,000–$50,000 segments. We targeted initial production by year-end 2025, contingent on funding.
• In March 2025, we plan to launch our first FX vehicle by year-end 2025 with refundable orders starting in Q2. We benchmarked our second FX vehicle against the Toyota RAV4 and shipped two FX 6 prototypes to the U.S. for testing.
• In March 2025, we hosted FF Open AI Day and unveiled our Personalized AI and Bespoke AI systems. These innovations are part of our All-AI Mobility Ecosystem. Personalized AI is designed to learn and adapt to user preferences across vehicle controls, comfort, and interaction styles. Bespoke AI delivers co-created, premium user interfaces and intelligent services tailored for luxury users, acting as a digital concierge. Both systems are built on large-model AI architecture and are planned for integration into the FF 91 and FX series.
•In March 2025, Future AIHER AI Hybrid Extended-Range Electric Powertrain System Inc. was incorporated in the State of Delaware as a subsidiary of the Company. This subsidiary focuses on the design and development of AI hybrid extended-range electric powertrain systems.
•In April 2025, we initiated a comprehensive company-wide organizational and governance overhaul aimed at enhancing execution efficiency and value creation. The initiative, publicly launched through a company-wide town hall, was designed to eliminate historical inefficiencies, increase strategic clarity, and improve performance across operations, amid ongoing external uncertainty and market pressure.
•In April 2025, our FX CEO and team drove the FF 91 to Washington, D.C., for policy meetings with White House officials and showcased the FX Super One.
Capital Raising & Financing Agreements
•In December 2024, we secured approximately $30.0 million in cash financing commitments for the purchase of unsecured convertible notes (the “2024 Unsecured SPA Notes”). Each investor (the “2024 Unsecured SPA Investors”) also received a 2024 Unsecured Incremental Warrant to fund, at the 2024 Unsecured SPA Investor’s sole discretion, additional notes up to the original principal balance the of 2024 Unsecured SPA Notes purchased by such 2024 Unsecured SPA Investor. These funds are intended to support our core business operations and the ongoing ramp-up of the FX strategy. On January 28, 2025, we entered into a letter agreement with certain of the 2024 Unsecured SPA Investors. Pursuant to the letter agreement, prior to our receipt of stockholders’ approval, for the issuance of the Unsecured 2024 SPA Notes, 2024 Unsecured SPA Warrants and 2024 Unsecured Incremental Warrants, such investors agreed not to convert any outstanding 2024 Unsecured SPA Notes at a conversion price less than $1.16, the initial conversion price of the 2024 Unsecured SPA Notes, and we agreed to issue, following receipt of such stockholders’ approval, to such investors who convert any U2024 Unsecured SPA Notes at the $1.16 conversion price prior to our receipt of stockholders’ approval, additional shares of Class A Common Stock as a true-up.
•In January 2025, we received $30 million in previously committed financing to support FF 91 deliveries and FX program development.
•In March 2025, we disclosed that our total capital raised since September 2024 exceeded $100 million, with positive net cash flow reported for Q3 and Q4 2024.
Stock Exchange Compliance & Stockholder and Corporate Actions
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
•In January 2025, we issued one share of Series A Preferred Stock to our Global Co-CEO, Matthias Aydt for the purchase price of $100.00.
•In March 2025, we formally changed our Nasdaq ticker symbol to 'FFAI' to reflect our company’s rebranding around AI mobility. This symbol change reinforced our strategic emphasis on integrating artificial intelligence into our product and business ecosystem.
•In March 2025, we disclosed that our total capital raised since September 2024 exceeded $100 million.
•In April 2025, we confirmed that we will not pursue a reverse stock split unless required to maintain Nasdaq compliance.
Corporate Governance
•In February 2025, the consolidated class action lawsuit filed in Delaware was dismissed with prejudice, resolving all litigation of this type.
•In March 2025, Jerry Wang was promoted to President of the Company. At the time, he reported to the sole Global CEO. Following the April 2025 appointment of Yueting Jia as Global Co-CEO (see below), Mr. Wang now reports to both Global Co-CEOs as part of the Company’s current dual-CEO leadership structure. His role continues to focus on overseeing day-to-day business operations and driving alignment across global functions.
•In April 2025, Yueting Jia, our founder, was promoted to Global Co-Chief Executive Officer (“Global Co-CEO”). Mr. Jia will co-lead the Company alongside Matthias Aydt, our other Global Co-CEO, with a focus on advancing user ecosystem development, supply chain management, EV R&D, finance, legal, and our China and Middle East operations. The appointment aligns with our broader strategic initiatives to enhance execution efficiency, strengthen our AI mobility leadership, and drive long-term shareholder value.
•In April 2025, we confirmed that we will not pursue a reverse stock split unless required to maintain Nasdaq compliance.
Supply Chain Exposure and Tariff Risk
As of March 31, 2025, a significant portion of the Company’s direct material purchases were sourced from suppliers based in China. This concentration presents an ongoing risk given elevated U.S. import tariffs on electric vehicle components. While the Company’s cost of goods sold was not materially affected for the three months ended March 31, 2025, due to limited production volume and the use of existing inventory, continued reliance on China-based sourcing may result in higher input costs and materially impact the Company’s cost structure as production scales.
Segment Information
We operate in one operating segment and one reportable segment. Our Global Co-CEOs, acting jointly serving as co-Chief Operating Decision Makers (“CODMs”), regularly evaluate our financial performance using consolidated financial information at the total-company level. The CODMs receive regular financial and operational reporting that focuses primarily on our consolidated loss from operations, overall cash flows, liquidity, and strategic initiatives.
Management has identified Loss from operations, as presented in the Company's Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, as the primary measure used by the CODMs to evaluate the performance of the business and allocate resources. This measure is critical for a going concern that must carefully manage its cash outflows, particularly given that the timing of its cash inflows is influenced by external investor decisions. We define “significant segment expense” as controllable operating costs that are regularly provided to and reviewed by management, which include the expenses presented in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as Cost of revenue, Research and development, Sales and marketing, and General and administrative.
Management closely tracks its expenditure on these key expense categories through regular reviews of cash balances, near‑term cash flow projections, monthly management reports, and project management reports. The CODMs, work in close collaboration with our business leaders to establish critical operational targets, set project timelines, and adjust spending plans. These leaders are responsible for implementing its strategic plans and revising targets and deadlines based on continuous internal communications and review meetings, thereby ensuring that any deviations from target spending or project timelines are promptly addressed. This rigorous oversight supports our strategic objectives to focus business activities on production, sales, and leasing of its FF 91 vehicles, and the planned launch of the FX Series vehicles.
In addition, the Company defines “other segment items” as other operating expense adjustments that arise from lease or other impairments, gains and losses on the sale or disposition of its fixed assets, or other market‑driven factors that impact Loss from operations presented in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and are not part of our recurring and controllable operating costs. By segregating these “Other Segment Items” from “loss from operations,” we provide investors with a clear view of the expenses that management can directly influence versus those driven by external factors.

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
Our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges including those discussed below and, in the section, titled “Risk Factors” in Item 1A of the Form 10-K, filed on March 31, 2025.
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
Through March 31, 2025, we have sold six and leased eleven vehicles. As a result, we will require substantial additional capital to develop products and fund operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we will fund our ongoing operations through a combination of various funding and financing alternatives, including equipment financing of the FF ieFactory California, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on our assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of its FF ieFactory California will impact our ability to generate revenue. For additional discussion of the substantial doubt about our ability to continue as a going concern, see Note 2, Liquidity and Capital Resources and Going Concern in the notes to the Unaudited Condensed Consolidated Financial Statements and for further details on liquidity, please see the “Liquidity and Capital Resources” section below.
Revenue and Cost of Revenue
Automotive Sales Revenue
We began the production of our FF 91 Futurist in March 2023 and started making deliveries to customers in August 2023 and have leased one vehicle during the three months ended March 31, 2025.
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
In certain circumstances, we provide customers with a residual value guarantee which may or may not be exercised in the future. The impact of such residual value guarantees was immaterial to our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025.
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
Automotive Leasing Revenue
Revenue from Operating Leasing Program
We have outstanding leases under our vehicle operating leasing program in the U.S. Qualifying customers are permitted to lease a vehicle for up to 36 months. At the end of the lease term, customers are generally required to return the vehicles to us. We account for these leasing transactions as operating leases. We record leasing revenues as automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles as cost of automotive leasing revenue. As of March 31, 2025, deferred lease-related upfront payments which will be recognized on a straight-line basis over the contractual terms of the individual leases were immaterial. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

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
Customer Deposits and Deferred Revenue
Our customers may reserve a vehicle and preorder certain services by making a customer deposit, which is fully refundable at any time. Refundable deposits, for vehicle reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits (Accrued expenses and other current liabilities). Customer deposits were $3.0 million and $3.0 million as of March 31, 2025 and December 31, 2024, respectively. When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to our transfer of the products or services. Such advance payments are considered non-refundable, and we defer revenue related to any products or services that are not yet transferred.
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Deferred revenue related to products and services was immaterial as of March 31, 2025 and December 31, 2024.
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
Loss from Disposal of Property, Plant and Equipment
Loss (gain) on disposal on property, plant, and equipment relates to the abandonment of certain FF 91 Futurist program construction in progress assets, primarily vendor tooling, machinery, and equipment, due to the redesign of the related FF 91 components and implementation of our cost reduction program. Charges associated with disposals are recognized within operating expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Other Expense, net
Other income, net consists of foreign currency transaction gains and losses and other expenses such as bank fees and late charges. Foreign currency transaction gains and losses are generated by revaluation of debt and the settlements of invoices denominated in currencies other than the functional currency. We expect other expense to fluctuate as we continue to transact internationally.

Results of Operations
Consolidated Statements of Operations

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$316	$2
Cost of revenue	21,381	20,687
Gross profit	(21,065)	(20,685)
Operating expenses
Research and development	6,419	6,688
Sales and marketing	2,629	2,474
General and administrative	13,674	13,848
Loss (gain) on disposal on property, plant, and equipment	44	(87)
Total operating expenses	22,766	22,923
Loss from operations	(43,831)	(43,608)
Change in fair value of notes payable, warrant liabilities, and derivative call options	51,458	27,885
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	(277)	(7)
Loss on settlement of notes payable	(15,920)	(11,403)
Loss on settlement of related party notes payable	(1,180)	(14,295)
Interest expense	(2,302)	(2,225)
Related party interest expense	—	(5,094)
Other income, net	1,784	530
Loss before income taxes	(10,268)	(48,217)
Income tax expense	(10)	—
Net loss	$(10,278)	$(48,217)
Revenue

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$316	$2	$314	15700.0%
Revenue increased by $0.3 million for the three months ended March 31, 2025, compared to the same period in 2024. There was no automotive sales revenue for the three months ended March 31, 2025 and 2024. Automotive leasing revenue was $0.3 for the three months ended March 31, 2025 compared to an immaterial amount for the same period in 2024. Additionally, one vehicle was delivered during the three months ended March 31, 2025, compared to none for the same period in 2024.
Cost of Revenue

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%
Cost of revenue	$21,381	$20,687	$694	3.4%
Cost of revenue increased by $0.7 million for the three months ended March 31, 2025, compared to the same period in 2024. This increase was primarily driven by higher depreciation expenses as equipment and expenses related to FF ieFactory California lease agreement, which commenced in late 2023, and the Collateralized Loan financing, initiated in 2024.
During the three months ended March 31, 2025, we continued expanding our production capabilities to include both luxury and more affordable electric vehicles. This strategic shift, aligned with broader market demand, is expected to increase fixed cost allocations to cost of revenues as new equipment is placed into service. We remain focused on optimizing production efficiencies and preparing the FF ieFactory California facility for planned new product lines.

For the three months ended March 31, 2025, U.S. tariffs on electric vehicle components imported from China did not have a material impact on the Company’s cost of goods sold. This was primarily due to the Company’s low production volume and the utilization of existing inventory that was procured prior to recent tariff adjustments. However, as production scales and the Company sources a greater volume of materials subject to current tariff rates, these duties may increase per-unit build costs in future periods. Management continues to monitor trade developments and assess sourcing strategies to mitigate potential cost escalation.
Research and Development

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%
Research and development	$6,419	$6,688	$(269)	(4.0)%
R&D expense decreased by $0.3 million for the three months ended March 31, 2025, compared to the same period in 2024. The decrease was primarily driven by a $2.3 million reduction in salary and headcount costs, including the reassignment of R&D personnel to production roles, and a $1.6 million decrease in information technology expenses. These reductions were partially offset by a $2.4 million increase in R&D expense due to less allocations to cost of revenue in 2025, resulting in more expenses remaining in the R&D category this year.
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
Sales and Marketing

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%
Sales and marketing	$2,629	$2,474	$155	6.3%
Sales and marketing expense increased by $0.2 million for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily driven by a $0.7 million rise in marketing expenses—largely related to the launch of the new FX line—and a $0.4 million increase in compensation costs, despite a reduction in sales and marketing personnel. These increases were partially offset by a $0.5 million reduction in rent, a $0.2 million decrease in professional services, and a $0.1 million decline in sales and marketing consumables.
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

General and Administrative

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%
General and administrative	$13,674	$13,848	$(174)	(1.3)%
General and administrative expense decreased by $0.2 million for the three months ended March 31, 2025, compared to the same period in 2024. The decrease was primarily driven by a $2.8 million reduction in insurance costs—mainly due to lower directors and officers’ insurance premiums, a $0.8 million reduction in allocation to cost of goods sold, and a $0.8 million decrease in information technology expenses. These reductions were partially offset by a $2.6 million increase in compensation and a $1.3 million increase in professional service fees.
This net decrease reflects our ongoing cost-optimization initiatives aimed at improving the efficiency of general and administrative operations. Key actions include renegotiating vendor agreements, consolidating office space to lower occupancy costs, and restructuring portions of our workforce. These efforts have enabled us to reduce certain overhead costs, such as insurance and IT, while still supporting strategic investments in personnel and advisory services needed to execute on core business priorities.
Loss (gain) from disposal of property, plant and equipment

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%
Loss (gain) on disposal on property, plant, and equipment	$44	$(87)	$131	(150.6)%
Loss (gain) on disposal on property, plant, and equipment changed by $0.1 million for the three months ended March 31, 2025, compared to the same period in 2024. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.
Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$51,458	$27,885	$23,573	84.5%
The Change in fair value of notes payable, warrant liabilities, and derivative call options increased by $23.6 million for the three months ended March 31, 2025, compared to the same period in 2024. Significant driving factor increasing the gain on the change in fair value year over year are (1) the SPA Portfolio Note warrants and (2) the issuance of the Incremental Warrants.
During the three months ended March 31, 2025 we recognized a $13.6 million gain from the change in fair value of the Incremental Warrants. There was no comparable instrument outstanding during the three months ended March 31, 2024. During the three months ended March 31, 2025 we recognized a $6.4 million gain from the change in fair value of the SPA Portfolio Note warrants compared to a $0.2 million gain during the same period in 2024. This increase was largely driven by the year-over-year growth in the number of SPA Portfolio Note warrants outstanding. Beginning in the second half of 2024, we began issuing SPA Portfolio Note warrants equal to 100% of the shares issuable upon conversion of the aggregate principal amount of the applicable SPA Portfolio Note, significantly increasing the number of warrants outstanding year over year. As of March 31, 2025 there were 35,260,186 SPA Portfolio Note warrants outstanding compared to 13,968 outstanding as of March 31, 2024.
These increases are offset by a reduction in gain from the change in fair value recognized on our SPA Portfolio Notes and the recognition of losses upon the issuance of new SPA Portfolio Notes during the three months ended March 31, 2025. The principal balance of SPA Portfolio Notes outstanding decreased from $96.6 million as of March 31, 2024, to $48.0 million as of March 31, 2025, contributing to the reduced gain from the change in fair value.

Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	$(277)	$(7)	$(270)	3857.1%
The Change in fair value of related party notes payable, warrant liabilities, and derivative call options increased by $0.3 million for the three months ended March 31, 2025, when compared with the same period in 2024. Significant driving factors include (1) The issuance of the related party 2025 March Unsecured SPA Notes, warrants, and Incremental Warrants and (2) the recognition of day-one losses upon the issuance of related party 2025 March Unsecured SPA Notes and associated instruments during the three months ended March 31, 2025. We issued $1.9 million of related party SPA Portfolio Notes in March 2025. Upon issuance the Company recognized a loss of $1.1 million, as the combined fair value of the SPA Portfolio Note, SPA Portfolio Note Warrant, and Incremental Warrant exceeded the cash proceeds received. These issuance-date losses were offset by gains from the remeasurement of related party notes payable, related party warrant liabilities, and related party Incremental Warrants as of March 31, 2025. The fair value of our related party instruments declined during the period ended March 31, 2025, primarily due to a 53% drop in our Class A Common Stock price over the quarter, including a 13% decline during the three months ended March 31, 2025 when related party debt activity occurred.
There was not significant related party debt activity during the three months ended March 31, 2024.
Loss on Settlement of Notes Payable

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%
Loss on settlement of notes payable	$(15,920)	$(11,403)	$(4,517)	39.6%
The $4.5 million increase in Loss on settlement of notes payable for the three months ended March 31, 2025, was driven by higher conversion activity compared to the same period in 2024, as well as a greater loss per dollar of principal converted. During the three months ended March 31, 2025, noteholders converted $20.4 million of principal, compared to $18.3 million during the same period in 2024.
Loss on Settlement of Related Party Notes Payable

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%
Loss on settlement of related party notes payable	$(1,180)	$(14,295)	$13,115	(91.7)%
During the three months ended March 31, 2025 a related party converted a $1.5 million note in exchange for 1,352,767 shares of our Class A Common Stock. We recognized a $1.2 million Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument During the three months ended March 31, 2024 a related party converted notes payable, with an aggregate principal balance of $0.7 million in exchange for 33,107 shares of our Class A Common Stock. We recognized a $0.2 million Loss on settlement of related party notes payable. In addition, as discussed in Note 8, Related Party Transactions in the notes to the Unaudited Condensed Consolidated Financial Statements, we also recognized a $14.1 million loss on related party notes related to interest, penalties, and principal increases resulting from our breach of the agreement with Chongqing Leshi Small Loan Co., Ltd. (“Chongqing”).
Interest Expense

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%
Interest expense	$(2,302)	$(2,225)	$(77)	3.5%
Interest expense increased by $0.1 million for the three months ended March 31, 2025, compared to the same period in 2024. This increase was primarily due to financial obligations associated with the FF ieFactory California manufacturing facility in Hanford, California.

Related Party Interest Expense

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%
Related party interest expense	$—	$(5,094)	$5,094	(100.0%)
Related party interest expense decreased by $5.1 million for the three months ended March 31, 2025, compared to the same period in 2024. The decrease was primarily driven by our default in the first quarter of 2024 on the loan with our related party lender, Chongqing, which triggered retroactive interest charges and penalties under the prior agreement. Under the revised loan agreement, no interest is incurred unless the Company defaults.
Other Expense, net

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Amount	%
Other income, net	$1,784	$530	$1,254	236.6%
Other income, net increased by $1.3 million for the three months ended March 31, 2025, compared to the same period in 2024. During 2025, the U.S. dollar’s continued strengthening against the Chinese yuan (CNY) resulted in a foreign currency transaction loss within Other income, net. However, the extent of the dollar's appreciation was less than in 2024, leading to a smaller foreign currency transaction loss and contributing to the overall reduction in Other income, net.

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
Preparation of Financial statements
The Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Unaudited Condensed Consolidated Financial Statements have been prepared on a basis that assumes we will continue as a going concern, and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
Capital Investment, SPA Portfolio Notes, and Future Equity Plans
We have and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of our electric vehicle platform, development of vehicle models, finalizing the build out of the FF ieFactory California manufacturing facility, and capital raising. We have incurred cumulative losses from operations, negative cash flows from operating activities, and we have an accumulated deficit of $4,324.6 million, an unrestricted cash balance of $9.5 million and a negative working capital position of $112.3 million as of March 31, 2025. During 2025, we funded our operations and capital needs primarily through the issuance of notes payable and related party notes payable convertible notes (see Note 7, Notes Payable and Note 8, Related Party Transactions), and the sale of Class A Common Stock.
Debt Commitments under SPA Portfolio Notes and Other Notes
SPA Portfolio Notes: We have issued various financing arrangements collectively known as the SPA Portfolio Notes. These are categorized as follows: (i) Secured SPA Notes; (ii) 2023 Unsecured SPA Notes; (iii) Junior Secured SPA Notes; (iv) and 2024 Unsecured SPA Notes. As of March 31, 2025, the SPA Portfolio Notes were in good standing.
Pursuant to the SPA Portfolio Notes commitments (collectively the “SPA Commitments”) (see Note 7, Notes Payable and Note 8, Related Party Transactions), we obtained commitments from several investors. On March 31, 2025, the SPA Commitments totaled $655.5 million, of which $427.7 million was funded, $227.8 million remained to be funded, and $45.8 million in principal was outstanding. On March 31, 2025, optional commitments under the SPA Commitments totaled $467.0 million, of which $50.9 million was funded, $386.1 million remained to be funded, and $2.5 million was outstanding. The remaining amounts to be funded as of March 31, 2025 are subject the achievement of delivery milestones, satisfaction of closing conditions, resolving disputes with investors, and satisfaction or waiver of other conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes.
We may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional incremental convertible senior secured note purchasers under the SPA Commitments or other debt or equity financing in a timely manner, on acceptable terms, or at all.
Other Financing Arrangements and Related Party Notes: Additional financing is provided via convertible debt instruments, equipment financing arrangements, and related party notes that support our operations and capital expenditures. As of March 31, 2025, all notes were in good standing.
Standby Equity Purchase Agreement, At-The-Market Offering, and Equity Issuance Constraints
Standby Equity Purchase Agreement
On November 11, 2022, we entered into the SEPA, which expires in November 2025. Under the terms of the SEPA, we may, at our option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate at our option) of Class A Common Stock to Yorkville, subject to certain limitations. As of March 31, 2025, we had the right to issue and sell up to an additional $192.5 million, or $342.5 million if we exercise our option under the SEPA.

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
Equity Issuance Constraints
Our ability to issue and sell additional shares of Class A Common Stock or warrants to support ongoing capital needs is further constrained by the number of authorized shares. In addition to outstanding shares, we must also consider shares reserved for issuance under convertible debt, warrants or other obligations with equity rights. In addition, equity issuances can potentially trigger various anti-dilution features in our debt and equity instruments that increase the number of shares to be issued and/or reduce the exercise price. This could result in us having inadequate authorized shares to meet our outstanding commitments.
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
In addition, elevated U.S. import tariffs on electric vehicle components sourced from China could increase our future manufacturing costs as production of the FX Series and other future vehicle models are introduced. While tariffs did not materially impact cost of goods sold for the three months ended March 31, 2025, due to limited production volume, continued reliance on China-based suppliers may contribute to higher input costs, pressure gross margins, and increase the Company's future funding needs.
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

Sources of Liquidity
As of March 31, 2025, our principal source of liquidity was cash on hand totaling $9.5 million, which was held for working capital and general corporate purposes. We also have access to various sources of additional capital, including the SEPA and the SPA Commitments. Our ability to access these sources of capital and further information on amounts available is discussed in Note 2, Liquidity and Capital Resources and Going Concern, of the notes to the Consolidated Financial Statements included in this Form 10-Q.
Significant Related Party Notes Payable and Notes Payable Facilities
We have been significantly funded by notes payable from related parties and third parties. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by our founder and Chief Product and User Ecosystem Officer (who, as of April 2025, became Global Co-CEO). For more information on the outstanding related party notes payable and notes payable as well as the related schedules of maturities, see Note 7, Notes Payable, and Note 8, Related Party Transactions, of the notes to the Consolidated Financial Statements included in this Form 10-Q.
We have entered into notes payable agreements with third parties, which consist of the following as of March 31, 2025:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates			Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%	-	15%	$2,500	$139	$(250)	$2,389
Junior Secured SPA Notes	September 2029	10%			13,431	55	(7,426)	6,060
2024 Unsecured SPA Notes	Various through January 2030	10%			30,015	12,279	(30,964)	11,330
March 2025 Unsecured SPA Notes	April 2030	10%			2,000	(44)	(1,193)	763
Notes payable – China other	Due on Demand	—%			4,132	—	—	4,132
					$52,078	$12,429	$(39,833)	$24,674

Notes payable, current								$4,132
Notes payable, long-term portion								$20,542
Related party notes payable consists of the following as of March 31, 2025:

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Unsecured Convertible Note	June 2025 (3)	4.27%	$451
2025 March Unsecured SPA Notes	April 2030	10.0%	$143
Notes Payable — China	April 2027	18.0%	4,215
Notes Payable on Demand — China	Due on Demand	—%	413
FFGP Note	Various 2024	4.27% - 5.27%	1,576
Convertible FFGP Note	May 2024	4.27%	250
Other Notes	Due on Demand	12.0%	75
			$7,123

Related party notes payable, current			$4,298
Related party notes payable, long-term			$2,825

Cash Flow Analysis

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(20,295)	$(14,719)
Investing activities	$(1,568)	$(12)
Financing activities	$24,601	$12,013
Effect of exchange rate changes on cash and restricted cash	$(419)	$(2)
Operating Activities
We continue to experience negative operating cash flows as we advance the design and development of our vehicles and expand our infrastructure in both the United States and China. Our operating cash flows are significantly affected by fluctuations in working capital components, including changes in personnel expenses, accounts payable, accrued interest, other current liabilities, deposits, and current assets. For the three months ended March 31, 2025, net cash used in operating activities was $20.3 million, compared to $14.7 million for the same period in 2024, reflecting a $5.6 million increase in cash outflows.
Net Loss: The reduction of $37.9 million in Net loss is an improvement in 2025 compared to the same period in 2024; however, this figure includes various non-cash transactions that are excluded when calculating cash flow from operating activities.
Non-cash adjustments: Non-cash adjustments decreased by $29.3 million for the three months ended March 31, 2025 compared to the same period in 2024. This decrease was comprised of a $23.6 million decrease in fair value adjustments on Change in fair value of notes payable, warrant liabilities, and derivative call options, and a $13.1 million decrease in Loss from settlement of related party notes payable. These adjustments were partially offset by a $4.5 million increase in Loss from settlement of notes payable. As these adjustments do not represent actual cash changes, they are disclosed for reconciliation purposes consistent with the cash flow statement.
Changes in working capital: Changes in working capital decreased by $13.6 million for the three months ended March 31, 2025 compared to the same period in 2024. For the three months ended March 31, 2025, changes in working capital included unfavorable shifts in our operating assets and liabilities. Notable contributors to the change were a $4.4 million change in Inventory balances, a $8.8 million change in Deposits, and a $5.1 million change in Accrued interest expense. These were partially offset by a $5.2 million change in Accrued expenses and other current and non-current liabilities. While these figures are detailed in the cash flow statement, they underscore the critical role that effective working capital management has played in reducing our operating cash outflows. The reductions in cash outlays for working capital purposes result from our cost-saving and cash management measures.
Investing Activities
Net cash used in investing activities was $1.6 million and $0 for the three months ended March 31, 2025 and 2024, respectively. This change was driven by a increase in the acquisition of fixed assets due to the reduction of liquidity.
Financing Activities
Amid a challenging financing environment, we are actively seeking strategic opportunities to boost our cash reserves and support growth using a mix of convertible loans and non-convertible funding. For the three months ended March 31, 2025, financing activities provided a net cash inflow of $24.6 million, compared to a net cash inflow of $12.0 million in 2024—an increase of $12.6 million. The improvement reflects the Company’s continued ability to secure financing despite a challenging capital markets environment. In 2025, proceeds from notes payable were $22.0 million, up by $13.0 million from $9.0 million in 2024. Our proceeds from related party notes payable decreased to $1.9 million in 2025 from $3.0 million in 2024, a decrease of $1.1 million. Moreover, financing proceeds from other financial obligations transactions totaled $1.1 million for the three months ended March 31, 2025, compared to no similar proceeds for the three months ended March 31, 2024.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The exchange rates effect on cash and restricted cash was $0.4 million and $0 for the three months ended March 31, 2025 and 2024, respectively. The effects of exchange rate changes on cash and restricted cash result from fluctuations on the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Yuan. Fluctuations in exchange rates against the U.S. Dollar may positively or negatively affect our operating results.
Off-Balance Sheet Arrangements
We did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, we did not have any off-balance sheet arrangements as of March 31, 2025 and 2024.
Critical Accounting Estimates
The preparation of our Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2025, in accordance GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of expenses during the reporting period. Management bases these estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from management’s estimates, and such differences may materially affect our financial position, results of operations, or cash flows. Given current global macroeconomic and geopolitical conditions, our estimates are subject to additional variability and volatility.
Critical accounting estimates are defined as estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. For a description of our critical accounting estimates, refer to the section titled “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7 of our Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025.
As of the date of this report, there have been no changes to our critical accounting estimates described in the Form 10-K that have had a material impact on our Unaudited Condensed Consolidated Financial Statements and related footnotes.

Recent Accounting Pronouncements
See the sections titled “Recent Accounting Pronouncements” in Note 1, Nature of Business and Organization, Basis of Presentation, and Summary of Significant Accounting Policies in our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for a discussion about our recently adopted accounting pronouncements and the recently issued accounting pronouncements not yet adopted which are determined to be applicable to us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information under this Item as we qualify as a “smaller reporting company.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Security Exchange Commission's (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including its Global Co-CEOs and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Global Co-CEOs and CFO (its principal executive officers and principal financial and accounting officer, respectively) have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025, due to the material weaknesses in the Company’s internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s Global Co-CEOs and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, due to the material weaknesses described below, the Company concluded that the system of internal control over financial reporting was not effective.
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

•Although management has established processes for cybersecurity incident assessment and reporting, these processes do not currently include formal procedures for reporting material cybersecurity incidents to the Board.
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
Our remediation activities are continuing during 2025. There has been substantial changes to the composition of the Board as a result of the governance settlement entered into between the Company and FF Global, as well as substantial turnover in key management personnel, including accounting, legal and compliance personnel, which could impact its ability to implement the above-described remedial measures. In addition, the Company has engaged various advisory firms to provide consulting services to assist in improving the internal control environment and reviewing the corporate organization on a go-forward basis.
In addition, as of March 31, 2025, certain departments within the Company report to both Mr. Jia and Mr. Aydt, including the Company’s user ecosystem, capital markets, human resources and administration, and FF China (“FFCN”), subject to processes and controls that have been determined and continue to be developed by the Board after consultation with the Company’s management. Further, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act, and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act. On April 25, 2025, the Company announced the appointment of Mr. Yueting Jia as Global Co-CEO, jointly leading the Company alongside Matthias Aydt, with a focus on advancing user ecosystem development, supply chain management, EV R&D, finance, legal, and China and Middle East operations. The Company has or is planning to put in place processes and controls to mitigate the risks associated with the changes in Mr. Jia’s responsibilities as well as to enhance oversight and corporate governance, including but not limited to:
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
•While in March 2023 the Company hired a Compliance Officer with the title of a Deputy General Counsel to support its compliance efforts, (hired in March 2023),it will continue to review the need to employ a Chief Compliance Officer who will report on a dotted line to the Chair of the Audit Committee of the Baoard, and
•Re-engaging external consulting resources to review compliance activities and perform work in the capacity of an internal audit function, who will report on a dotted line to the Chair of the Audit Committee of the Board.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Following the end of the quarter, the Company remediated the previously identified material weakness related to the lack of formal procedures for reporting material cybersecurity incidents to the Board by updating its Cybersecurity Incident Reporting Policy. Management believes that this enhancement strengthens the Company’s internal control environment and improves its cybersecurity governance framework.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is currently a party to various legal or governmental proceedings, the outcome of which, although currently uncertain, if determined adversely to us, could individually or in the aggregate have a material adverse effect on the Company’s business, financial condition, and results of operations. See the section titled “Legal Proceedings” in Note 11, Commitments and Contingencies included in the notes to the Company’s Unaudited Condensed Consolidated Financial Statements contained within this Form 10-Q for further discussion of its legal proceedings.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously described under Item 1A of the December 31, 2024 Form 10-K, filed on March 31, 2025.
Item 2. Unregistered Sales Of Equity Securities, Use Of Proceeds And Issuer Purchases Of Equity Securities
Unregistered Equity Issuance – SPA Portfolio Conversions
During the three months ended March 31, 2025, the Company issued convertible promissory notes and related warrants pursuant to the Securities Purchase Agreement dated March 21, 2025 (the “2025 March Unsecured SPA”). These notes and warrants (collectively, the “2025 March Unsecured SPA Notes” and “2025 March Unsecured SPA Warrants”) form part of the Company’s broader financing program referred to as the SPA Portfolio Notes. The Company received proceeds in the amount of $2.3 million in advance of the first closing, which occurred on April 4, 2025, and which are reported as outstanding notes as of March 31, 2025.
The 2025 March Unsecured SPA Notes, the related warrants, and the shares of Series B Preferred Stock issuable in connection therewith were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. These securities were sold solely to accredited investors in private placements without any form of general solicitation or general advertising.
In prior periods, the Company issued additional convertible notes and warrants under the SPA Portfolio Notes program, including the 2023 Unsecured SPA Notes, 2024 Unsecured SPA Notes, and Junior Secured SPA Notes. A resale registration statement on Form S-1 was filed in January 2025 with respect to shares underlying certain of the 2024 Unsecured SPA Warrants and Junior SPA Warrants. However, the registration statement became stale and was not declared effective because the financial statements included in the filing did not meet the SEC’s currency requirements as of February 14, 2025. As of the date of this report, no resale registration statement has been declared effective in 2025.
Univest Securities acted as placement agent in connection with the initial closing of the 2025 March Unsecured SPA Notes and was paid a placement agent fee and issued placement agent warrants. No underwriters participated in the issuance. Proceeds from the March 2025 financing were used for general corporate purposes and working capital, as further discussed in Note 7, Notes Payable to the Unaudited Condensed Consolidated Financial Statements.
Unregistered Equity Issuance – HSL S.r.l. Settlement
In March 2025, the Company issued 774,183 shares of Class A common stock to HSL S.r.l. in settlement of approximately $1.19 million in outstanding payables. The issuance was made pursuant to a private settlement agreement and was not registered under the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. No general solicitation or advertising was used in connection with the issuance.

Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
No director or Section 16 officer of the Company entered into, modified or terminated a Rule 10b5-1 trading arrangement or any non-Rule 105b-1 trading arrangement during the three months ended March 31, 2025.
Item 6. EXHIBITS

Exhibit No.	Description of Exhibits	Incorporation by Reference
3.1	Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024.
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024.
3.3	Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 26, 2024.
3.4	Certificate of Elimination of Series A Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on August 1, 2024.
3.5	Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on August 1, 2024.
3.6	Fourth Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.2 to the Current Report on Form 8-K filed on August 15, 2024.
3.7	Amended and Restated Bylaws of the Company	Exhibit 3.2 to the Current Report on Form 8-K filed on June 16, 2023
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, dated January 22, 2025.	Exhibit 3.1 to the Current Report of Form 8-K filed on January 31, 2025
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report of Form 8-K filed on March 11, 2025
3.10	Certificate of Elimination of Series A Preferred Stock.	Exhibit 3.2 to the Current Report of Form 8-K filed on March 11, 2025
3.11	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	Exhibit 3.1 to the Current Report of Form 8-K filed on March 24, 2025
3.12	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	Exhibit 3.1 to the Current Report of Form 8-K filed on April 9, 2025
3.13	Certificate of Correction of Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	Exhibit 3.2 to the Current Report of Form 8-K filed on April 9, 2025
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, dated April 17, 2025	Exhibit 3.1 to the Current Report of Form 8-K filed on April 17, 2025
4.1	Form of Common Warrant	Exhibit 4.1 to the Current Report of Form 8-K filed on March 24, 2025
4.2	Form of Incremental Warrant	Exhibit 4.2 to the Current Report of Form 8-K filed on March 24, 2025
4.3	Form of Unsecured Note	Exhibit 4.3 to the Current Report of Form 8-K filed on March 24, 2025
4.4	Form of Placement Agent Warrant	Exhibit 4.4 to the Current Report of Form 8-K filed on March 24, 2025
10.1	September Letter Agreement, dated January 28, 2025, by and between the Company and the purchasers party thereto.	Exhibit 10.1 to the Current Report of Form 8-K filed on January 31, 2025
10.2	December Letter Agreement, dated January 28, 2025, by and between the Company and the purchasers party thereto.	Exhibit 10.2 to the Current Report of Form 8-K filed on January 31, 2025
10.3	Purchase Agreement dated January 28, 2025, by and between the Company and Matthias Aydt.	Exhibit 10.3 to the Current Report of Form 8-K filed on January 31, 2025
10.4	Securities Purchase Agreement, dated March 21, 2025, by and among Faraday Future	Exhibit 10.1 to the Current Report of Form 8-K filed on March 24, 2025
10.5 ***	Offer Letter, dated March 24, 2025, by and between Faraday Future Intelligent Electric Inc. and Jiawei (Jerry) Wang	N/A

10.6	Placement Agency Agreement, dated March 21, 2025, by and between Faraday Future	Exhibit 10.2 to the Current Report of Form 8-K filed on March 24, 2025
10.7	Purchase Agreement dated April 17, 2025, by and between the Company and Matthias Aydt	Exhibit 10.1 to the Current Report of Form 8-K filed on April 17, 2025
10.8	Offer Letter, dated April 23, 2025, by and between Faraday Future Intelligent Electric Inc. and Yueting Jia.	Exhibit 10.1 to the Current Report of Form 8-K filed on April 25, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
32.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
32.2***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
32.3***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Faraday Future Intelligent Electric Inc.

Date:	May 08, 2025	By:	/s/ Matthias Aydt
Matthias Aydt
Global Co-Chief Executive Officer
Principal Executive Officer

Date:	May 08, 2025	By:	/s/ Yueting Jia
Yueting Jia
Global Co-Chief Executive Officer
Principal Executive Officer

Date:	May 08, 2025	By:	/s/ Koti Meka
Koti Meka
Chief Financial Officer
Principal Financial and Accounting Officer