Form 10-Q
period 2025-06-30
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2025-08-19
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The registrant had outstanding 146,822,101 shares of Class A common stock and 6,667 shares of Class B common stock as of August 18, 2025.

Faraday Future Intelligent Electric Inc.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Faraday Future Intelligent Electric Inc. Unaudited Condensed Consolidated Balance Sheets (in thousands, except share and per share data)
	June 30, 2025	December 31, 2024
Assets
Current assets
Cash	$13,228	$7,144
Restricted cash	33	30
Accounts receivable	645	—
Inventory, net	23,103	27,486
Deposits	33,424	31,094
Other current assets	6,141	6,127
Total current assets	76,574	71,881
Property, plant and equipment, net	314,984	348,587
Operating lease right-of-use assets, net	6,749	1,761
Other non-current assets	1,416	3,171
Total assets	$399,723	$425,400
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$67,368	$71,414
Accrued expenses and other current liabilities	54,588	45,677
Related party accrued expenses and other current liabilities	11,104	11,077
Warrant liabilities	51,033	28,864
Related party warrant liabilities	3,756	—
Accrued interest	—	25
Related party accrued interest	22,574	23,227
Other financing liabilities, current portion	850	761
Operating lease liabilities, current portion	2,755	2,128
Notes payable	4,188	4,224
Related party notes payable	4,342	5,310
Total current liabilities	222,558	192,707
Other financing liabilities, long term portion	44,447	38,698
Operating lease liabilities, long term portion	3,861	14
Notes payable, long term portion	23,845	45,264
Related party notes payable, long term portion	3,221	2,754
Derivative call options	36,367	29,709
Related party derivative call options	4,469	—
Other liabilities	1,099	1,287
Total liabilities	339,867	310,433
Stockholders’ equity
Class A Common Stock, 0.0001 par value; 162,815,625 and 99,815,625 shares authorized; 122,722,249 and 65,919,127 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	12	6
Class B Common Stock, 0.0001 par value; 4,429,688 shares authorized; 6,667 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Preferred Stock, 0.0001 par value; 3,900,000 and 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024 respectively; zero and one shares issued and outstanding as of June 30, 2025 and December 31, 2024 respectively	—	—
Series B Preferred Stock, $0.0001 par value; 9,000,000 and zero shares authorized as of June 30, 2025 and December 31, 2024 respectively; 4,400,232 and zero shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	4,501,989	4,421,563
Accumulated other comprehensive income	7,155	7,744
Accumulated deficit	(4,449,300)	(4,314,346)
Total stockholders’ equity	59,856	114,967
Total liabilities and stockholders’ equity	$399,723	$425,400
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$54	$293	$370	$295
Cost of revenue	26,912	20,970	48,293	41,657
Gross profit	(26,858)	(20,677)	(47,923)	(41,362)
Operating expenses
Research and development	5,004	3,317	11,423	10,005
Sales and marketing	1,873	1,782	4,502	4,256
General and administrative	14,097	17,201	27,771	31,049
Lease impairment, net	—	7,616	—	7,616
Loss (gain) on disposal of property, plant, and equipment	276	16	320	(71)
Total operating expenses	21,250	29,932	44,016	52,855

Loss from operations	(48,108)	(50,609)	(91,939)	(94,217)
Change in fair value of notes payable, warrant liabilities, and derivative call options	(46,078)	(7,245)	5,380	20,640
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	(5,150)	(332)	(5,427)	(339)
Loss on settlement of notes payable	(22,458)	(46,978)	(38,378)	(58,381)
Loss on settlement of related party notes payable	(1,860)	—	(3,040)	(14,295)
Interest expense	(812)	(1,719)	(3,114)	(3,944)
Related party interest expense	—	(1,506)	—	(6,600)
Other income (loss), net	(210)	(292)	1,574	238
Loss before income taxes	(124,676)	(108,681)	(134,944)	(156,898)
Income tax expense	—	(4)	(10)	(4)
Net loss	$(124,676)	$(108,685)	$(134,954)	$(156,902)

Per share information (See Note 15):
Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(1.20)	$(12.38)	$(1.50)	$(29.41)
Diluted	$(1.20)	$(12.38)	$(1.50)	$(29.41)
Weighted average common shares used in computing net loss per share of Class A and Class B Common Stock:
Basic	103,712,230	8,778,200	89,804,391	5,334,380
Diluted	103,712,230	8,778,200	89,804,391	5,334,380

Total comprehensive loss
Net loss	$(124,676)	$(108,685)	$(134,954)	$(156,902)
Foreign currency translation adjustment	(895)	632	(589)	864
Total comprehensive loss	$(125,571)	$(108,053)	$(135,543)	$(156,038)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock				Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
	Class A		Class B		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2025	86,786,748	$8	6,667	$—	$—		$4,456,374	$8,050	$(4,324,624)	$139,808
Conversion of notes payable and accrued interest into Class A Common Stock ( Note 7)	35,000,693	4	—	—	(1,952,629)	—	44,313	—	—	44,317
Issuance of preferred stock series B to SPA noteholders	—	—	—	—	6,352,861	—	—	—	—	—
Settlements with issuance of Class A Common Stock (Note 11)	816,852	—	—	—	—	—	1,060	—	—	1,060
Stock-based compensation	—	—	—	—	—	—	168	—	—	168
Issuance of shares for RSU vesting net of tax withholdings	117,956	—	—	—	—	—	74	—	—	74
Foreign currency translation adjustment	—	—	—	—	—	—	—	(895)	—	(895)
Net loss	—	—	—	—	—	—	—	—	(124,676)	(124,676)
Balance as of June 30, 2025	122,722,249	$12	6,667	$—	4,400,232	$—	$4,501,989	$7,155	$(4,449,300)	$59,856

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of March 31, 2024	3,984,760	$16	266,670	$—	$4,202,125	$6,094	$(4,006,716)	$201,519
Conversion of notes payable and accrued interest into Class A Common Stock (see Note 7)	7,046,856	28	—	—	55,071	—	—	55,099
Stock-based compensation	—	—	—	—	117	—	—	117
Foreign currency translation adjustment	—	—	—	—	—	632	—	632
Net loss	—	—	—	—	—		(108,685)	(108,685)
Balance as of June 30, 2024	11,031,616	$44	266,670	$—	$4,257,313	$6,726	$(4,115,401)	$148,682

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

Faraday Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock				Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
	Class A		Class B		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	65,919,127	$6	6,667	$—	—	$—	$4,421,563	$7,744	$(4,314,346)	$114,967
Conversion of notes payable and accrued interest into Class A Common Stock ( Note 7)	55,082,199	6	—	—	(1,952,629)	—	76,984	—	—	76,990
Issuance of preferred stock series B to SPA noteholders	—	—	—	—	6,352,861	—	—	—	—	—
Settlements with issuance of Class A Common Stock (Note 11)	1,591,035	—	—	—	—	—	2,245	—	—	2,245
Related party debt restructuring (Note 8)	—	—	—	—	—	—	654	—	—	654
Stock-based compensation	—	—	—	—	—	—	469	—	—	469
Issuance of shares for RSU vesting net of tax withholdings	129,888	—	—	—	—	—	74	—	—	74
Foreign currency translation adjustment	—	—	—	—	—	—	—	(589)	—	(589)
Net loss	—	—	—	—	—	—	—	—	(134,954)	(134,954)
Balance as of June 30, 2025	122,722,249	$12	6,667	$—	4,400,232	$—	$4,501,989	$7,155	$(4,449,300)	$59,856

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	1,060,826	$4	266,670	$—	$4,180,869	$5,862	$(3,958,499)	$228,236
Conversion of notes payable and accrued interest into Class A Common Stock (see Note 7)	9,970,483	40	—	—	75,786	—	—	75,826
Reverse stock split related round up share issuances	307	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	658	—	—	658
Foreign currency translation adjustment	—	—	—	—	—	864	—	864
Net loss	—	—	—	—	—	—	(156,902)	(156,902)
Balance as of June 30, 2024	11,031,616	$44	266,670	$—	$4,257,313	$6,726	$(4,115,401)	$148,682

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(134,954)	$(156,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	37,308	35,947
Amortization of operating lease right-of-use assets and intangible assets	1,296	1,468
Non-cash interest expense	1,815	1,282
Stock-based compensation	1,198	658
Reserve on inventory	3,753	—
Loss (gain) on disposal of property and equipment	320	(71)
Loss on lease impairment	—	7,616
Loss from settlement of notes payable	38,378	58,381
Loss from settlement of related party notes payable	3,040	14,295
Gain from forgiveness of accounts payable and deposits, net	—	(518)
HSL s.l.r. settlement adjustment	(295)	—
Gain on foreign exchange	—	287
Change in fair value of notes payable, warrant liabilities, and derivative call options	(5,380)	(20,640)
Change in fair value of related party notes payable and related party warrant liabilities	5,427	339
Other	168	—
Changes in operating assets and liabilities:
Accounts receivables	(645)	—
Deposits	(2,331)	3,561
Inventory	630	5,484
Other current and non-current assets	1,566	9,620
Accounts payable	(4,059)	(1,908)
Accrued expenses and other current and non-current liabilities	11,241	7,624
Related party accrued expenses and other current and non-current liabilities	(11)	—
Accrued related party interest expense	(96)	5,114
Financial obligations on lease back transaction	—	1,353
Operating lease liabilities	(1,977)	(2,081)
Net cash used in operating activities	(43,608)	(29,091)
Cash flows from investing activities
Proceeds from the sale of equipment	—	87
Payments for property and equipment	(5,007)	(358)
Net cash used in investing activities	(5,007)	(271)
Cash flows from financing activities
Proceeds from notes payable, net of original issuance discount	48,570	23,916
Proceeds from other financial obligations	4,384	—
Proceeds from related party notes payable	4,601	3,000
Payments of notes payable and other financing obligations	(367)	(12)
Payments of notes payable issuance costs	(1,521)	(189)
Payments of related party notes payable	(615)	—
Net cash provided by financing activities	55,052	26,715
Effect of exchange rate changes on cash and restricted cash	(350)	(1)
Net (decrease) increase in cash and restricted cash	6,087	(2,648)
Cash and restricted cash, beginning of period	7,174	4,025
Cash and restricted cash, end of period	$13,261	$1,377

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Cash Flows — (Continued)
(in thousands)
The following table provides a reconciliation of cash and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30, 2025	June 30, 2024
Cash and restricted cash
Cash	$13,228	$793
Restricted cash	33	584
	$13,261	$1,377

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$2,818	$465
Cash paid for taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities
Additions of property and equipment included in accounts payable and accrued expenses	$43,893	$42,690
Settlement of vendor liability in Class A Common Stock	$2,245	$—
Conversion of notes payable, related party notes payable and accrued interest into Class A Common Stock	$35,572	$17,240
Issuance of warrants with the SPA Portfolio Notes	$32,328	$10
SPA Note issuance costs included in accounts payable and accrued expenses	$393	$—
Recognition of right-of use assets and liabilities for new leases and lease modifications	$6,229	$—

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
These Unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in the Annual audited financial statements prepared in accordance with GAAP and should be read in conjunction with the Company’s Audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2025, (the “Form 10-K”). Accordingly, the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2025, has been derived from the Company’s Annual audited Consolidated Financial Statements but does not contain all of the footnote disclosures from the annual financial statements. The Company believes that the disclosures included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) are adequate to make the information presented not misleading.
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
Our annual reporting period is the calendar year. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the 2025 full year or any future periods.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Given the global economic climate, estimates are subject to additional volatility. As of the date of filing the Company’s Unaudited Condensed Consolidated Financial Statements on this Form 10-Q with the SEC for the period ended June 30, 2025, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or to revise the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s Unaudited Condensed Consolidated Financial Statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.
Variable Interest Entity
In accordance with ASC Topic 810, Consolidation (“ASC 810”), the Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether or not those entities are variable interest entities (“VIEs”). For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.
Faraday X AIEV Hong Kong Holding Limited (“FXHK”) is a company incorporated under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China. As a subsidiary, FXHK is responsible for executing the FX strategy and driving the success of the FX brand. On March 31, 2025, the Company transferred 6,000 shares, representing 60% of the issued share capital of FXHK, to Xiao Ma, the CEO of Faraday X and an employee of the Company. The Company continues to hold the remaining 40% of the issued shares of FXHK.
The Company consolidates FXHK pursuant to the VIE provisions of ASC 810. FXHK was established with nominal capital and is dependent on the Company to support its activities to develop, market, and sell the Company's FX brand. The Company is the primary beneficiary of the FXHK entity as it has the power to direct the activities that most significantly impact FXHK's economic performance. Through various agreements executed with Mr. Ma, along with Mr. Ma's status as an employee of the Company, the Company is able to exercise sole control over stockholder decisions and maintains the unilateral right to remove Mr. Ma from his position as the majority stockholder. The Company is entitled to substantially all of the benefits and bears all of the risks associated with FXHK through a combination of equity ownership and contractual arrangements.
The assets and liabilities of FXHK are carried at their historical cost in the Company's unaudited condensed consolidated balance sheets as the Company has had control over FXHK since its inception.
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
All shares of Common Stock, Public Warrants, stock-based compensation awards, and per share amounts contained in the Unaudited Condensed Consolidated Financial Statements and accompanying notes have been retroactively adjusted to reflect the Company’s historical reverse stock splits. In addition, proportionate adjustments were made to the number of shares of Class A Common Stock issuable upon exercise or conversion of the Company’s outstanding convertible debt securities and warrants, as well as the applicable exercise or conversion prices. See Note 12, Stockholders’ Equity, and Note 13, Stock-Based Compensation, for further discussion regarding the historical reverse stock splits.
Segments
The Company operates in a single operating and reportable segment. Through August 12, 2025, the Company’s two Global Co-Chief Executive Officers (“Global Co-CEOs”), acting jointly serving as Co-Chief Operating Decision Makers (“CODMs”), and regularly evaluated the Company’s financial performance using consolidated financial information at the total-company level including consolidated loss from operations, cash flows, liquidity, and strategic initiatives. Effective August 13, 2025, in connection with temporary governance adjustments approved by the Board, Mr. Matthias Aydt serves as the Company’s sole CODM for purposes of ASC 280 (see Note 16).
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
During 2024, the Company recorded an impairment charge related to its right-of-use assets. See Note 10, Leases for further details. No other impairment charges for long-lived assets were recorded during the six months ended June 30, 2025.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Revenue Recognition
The following table disaggregates our revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Automotive sales	$—	$312	$—	$312
Automotive leasing - Sales type	—	—	265	—
Automotive leasing - Operating type	54	(19)	105	(17)
	$54	$293	$370	$295
Automotive Sales Revenue
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
As part of the first step in applying ASC 606, the Company assesses whether multiple contracts entered into with the same customer—such as a vehicle sale and a co-creation agreement—should be combined. When these contracts are negotiated together and are economically interdependent, they are accounted for as a single arrangement. This evaluation ensures that the revenue recognition reflects the substance of the transaction. Refer to the subsequent section of this note for a detailed discussion of the co-creation arrangements with customers and their impact on revenue recognition under ASC 606.
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
The Company provides certain customers with a residual value guarantee which may or may not be exercised in the future. Residual value guarantees provided to customers had an immaterial impact on revenue for the three and six months ended June 30, 2025 and 2024.
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
As part of the revenue recognition process, the Company evaluates whether a lease contract should be combined with other agreements—such as co-creation arrangements—under ASC 606 when the contracts are negotiated together and are

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
economically interdependent. Refer to the subsequent section of this note for a detailed discussion of the co-creation arrangements with customers and their impact on revenue recognition under ASC 606.
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
The Company recognizes a net investment in sales-type leases, which includes both the lease receivable and the unguaranteed residual asset. The unguaranteed residual asset represents the estimated fair value of the leased vehicle at the end of the lease term that is not guaranteed by the lessee or any third party. As of June 30, 2025, the carrying amount of unguaranteed residual assets included in the net investment in sales-type leases, and presented within accounts receivable, was approximately $0.3 million. The estimate of unguaranteed residual value reflects management’s judgment, informed by historical residual value experience, current market conditions, and the anticipated future utility of the leased assets.
Co-creation Arrangements
As part of the Company’s Futurist Product Officers (“FPO”) Co-Creation Delivery program, which began in August 2023, the Company has entered into co-creation agreements with certain customers. This arrangement leverages select sales and leasing customers to provide valuable driving data, insights, marketing, and brand awareness for the FF 91 vehicle. In exchange for these services, the Company compensates customers through a one-time consulting fee, consulting fees paid in installments or a discount on their lease payments. The services provided are considered distinct and could be purchased separately from a third party.
The Company evaluates the economic substance of both the vehicle sale or lease contract and the co-creation agreement to determine whether they should be combined under the contract combination guidance in ASC 606. When the contracts are economically linked, the Company accounts for them as a single arrangement. Under this approach, the cash inflows from the customer and the cash outflows from the Company are netted and treated as a single transaction. The resulting net amount is recorded as marketing expense. In situations where the net amount is less than the vehicle’s sale price or the contractual lease payment, the difference between the net amount and the sale price or lease payment is recognized as revenue.
For the three months ended June 30, 2025 and 2024, the Company recognized $0.2 million and $0.2 million, respectively, in co-creation fees as marketing expenses for the same periods. For the six months ended June 30, 2025 and 2024, the Company recognized $0.3 million and $0.3 million, respectively, in co-creation fees as marketing expenses for the same periods. Co-creation fees related to R&D were considered insignificant and included in Sales and marketing expenses. All co-creation fees are presented in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Customer Deposits
As of June 30, 2025, the Company held approximately $3.2 million in customer deposits, compared to $3.0 million as of December 31, 2024. These deposits relate to vehicle reservations under both business and consumer programs.
Business-to-business (B2B) reservations are made through non-binding pre-order deposits agreements and require fixed, non-refundable deposits that may be applied toward the purchase of a limited number of vehicles. These programs are designed to incentivize volume interest by allowing the deposits to be applied toward the purchase of a limited number of vehicles under future purchase agreements. Business-to-consumer (B2C) reservations are typically submitted on a one-to-one basis with a specific vehicle and involve refundable or promotional deposits.
Customer deposits are recorded in Accrued expenses and other current liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets and will be recognized as revenue upon delivery of the vehicle or resolution of the reservation in accordance with the applicable terms.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Deferred Revenue
When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance before the transfer of products or services by the Company. Unlike customer deposits, which are refundable, these advance payments are non-refundable. The Company recognizes revenue when control of the vehicle or related services transfers to the customer and defers revenue only when payments are received for undelivered products or services. Deferred revenue represents the total transaction price allocated to performance obligations that remain unsatisfied or partially unsatisfied as of the balance sheet date. As of June 30, 2025 and December 31, 2024 deferred revenue related to products and services totaled $0.3 million and an insignificant amount, respectively.
Cost of Revenue
Automotive Sales Revenue
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense.
Cost of services and other revenue includes costs associated with providing non-warranty after-sales services, costs for retail merchandise, and costs to provide vehicle insurance. Cost of services and other revenue also includes direct parts and material. Cost of services and other revenue was insignificant for the three and six months ended June 30, 2025 and 2024.
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

	Six Months Ended June 30,
(in thousands)	2025	2024
Accrued warranty- beginning of period	$545	$684
Provision for warranty	(13)	74
Warranty costs incurred	(96)	(120)
Accrued warranty- end of period	$436	$638
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
The income tax provision did not impact the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2025 and 2024, and by $0.0 million and $0.0 million, respectively, for the six months ended June 30, 2025 and 2024. The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense. There were no material interest or penalties for the three and six months ended June 30, 2025 and 2024.
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
Recently issued accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency of income tax disclosures by requiring more detailed information about the rate reconciliation and income taxes paid, disaggregated by jurisdiction. This update is effective for the Company beginning January 1, 2025 and will first apply to the Company’s December 31, 2025 Form 10-K (as a public business entity, including SRCs). Early adoption is permitted.
In December 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies when a settlement of a convertible debt instrument should be accounted for as an induced conversion rather than a debt extinguishment. Key provisions include (a) applying a pre-existing-contract approach to assess whether the form and amount of consideration are preserved; and (b) expanding the guidance to cover certain convertible debt instruments not previously convertible. This update is effective for the Company beginning January 1, 2026 (fiscal year and interim periods beginning after December 15, 2025) and will first apply to the Company’s December 31, 2026 Form 10-K. Early adoption is permitted, provided ASU 2020-06 has been adopted.
In December 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires public business entities to disclose additional details about certain expenses in the notes to financial statements, such as inventory purchases, employee compensation, depreciation, and intangible asset amortization. This update is effective for the Company beginning January 1, 2027 (fiscal year and interim periods beginning after December 15, 2026) and will first apply to the Company’s December 31, 2027 Form 10-K (as a public business entity, including SRCs). Early adoption is permitted.
In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. This ASU (a) revises the master-glossary definition of ‘performance condition’ to include customer-based targets; (b) eliminates the forfeiture-policy election for awards granted to customers unless exchanged for a distinct good or service; and (c) clarifies that the variable-consideration constraint in ASC 606 does not apply to share-based consideration payable to a customer. This update is effective for the Company beginning January 1, 2027 (fiscal year and interim periods beginning after December 15, 2026) and will first apply to the Company’s December 31, 2027 Form 10-K (as a public business entity, including SRCs). Early adoption is permitted.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Capital Investment, SPA Portfolio Debt, and Future Equity Plans
The Company has and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of its electric vehicle platform, development of vehicle models, finalizing the build out of the FF ieFactory California manufacturing facility, and capital raising. The Company incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $4,449.3 million, an unrestricted cash balance of $13.2 million and a negative working capital position of $146.0 million as of June 30, 2025.
During 2023, the Company commenced deliveries of the FF Series, specifically the FF 91 model, to customers. The Company is currently manufacturing the FF 91 with plans to manufacture FF 92 models within the FF Series. The Company has launched the FX Series, beginning with the SuperOne model, and is accepting pre-orders. The Company is preparing to initiate full-scale, series production of the FX Series, including the SuperOne, for commercial sale, as distinct from prototype builds or validation units. The Company expects to continue to incur significant operating losses for the foreseeable future.
The Company has funded its operations and capital needs primarily through the issuance of notes payable and related party notes payable convertible notes (see Note 7, Notes Payable and Note 8, Related Party Transactions), and the sale of common stock. Substantial doubt exists about the Company’s ability to continue as a going concern; however, management plans to continue funding operations through these means. Debt Commitments under SPA Portfolio Notes and Other Notes

SPA Portfolio Notes: The Company has issued various financing arrangements collectively known as the SPA Portfolio Notes. These are categorized as follows: (i) Secured SPA Notes (defined below); (ii) 2023 Unsecured SPA Notes (defined below); (iii) Junior Secured SPA Notes (defined below); (iv) 2024 Unsecured SPA Notes (defined below) and (v) 2025 March Unsecured SPA Notes (defined below). As of June 30, 2025, the SPA Portfolio Notes were in good standing.
Pursuant to the SPA Portfolio Notes commitments (collectively the “SPA Commitments”) (see Note 7, Notes Payable and Note 8, Related Party Transactions), the Company obtained commitments from several investors. As of June 30, 2025, the SPA Commitments totaled $655.5 million, of which $449.3 million was funded, $206.2 million remained to be funded, and $33.3 million in principal was outstanding. On June 30, 2025, Optional Commitments (including incremental warrants) under the SPA Commitments totaled $467.0 million, of which $60.9 million was funded, $406.1 million remained to be funded, and $10.0 million was outstanding. Of these amounts, $189.2 million of SPA Commitments and $305.1 million of Optional Commitments expired unfunded after June 30, 2025, but prior to issuance of these financial statements. The remaining amounts to be funded as of June 30, 2025, are subject to the achievement of delivery milestones, satisfaction of closing conditions, certain of which include minimum share price requirements, resolving disputes with investors, and satisfaction or waiver of other conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes.
Subsequent to June 30, 2025, the Company entered into an $82.0 million financing agreement and raised approximately $45.7 million in gross proceeds from SPA Portfolio Notes financings and $1.4 million from warrant exercises (see Note 16 Subsequent Events) for details. While these transactions partially address our short-term liquidity needs, substantial doubt continues to exist regarding our ability to continue as a going concern.
Other Financing Arrangements and Related Party Notes: Additional financing is provided via convertible debt instruments, equipment financing arrangements, and related party notes that support the Company’s operations and capital expenditures. As of June 30, 2025, the Company was in good standing on all of its other financing arrangements and Related Party Notes.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
limitations imposed by authorized share counts and the impact of convertible securities and related provisions. Together, these elements define the Company’s approach to capital raising and its management of associated regulatory and contractual obligations.
Standby Equity Purchase Agreement (“SEPA”)
On November 11, 2022, the Company entered into the SEPA, which expires in November 2025. Under the terms of the SEPA, the Company may, at its option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate under the Company’s option) of Class A Common Stock to YA II PN Ltd. (“Yorkville”), subject to certain limitations. As of June 30, 2025, the Company had the right to issue and sell up to an additional $192.5 million, or $342.5 million if the Company exercises its option under the SEPA.
At-The-Market Offering
On September 26, 2023, the Company entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC, as sales agents, to sell shares of Class A Common Stock, from time to time, with aggregate gross sales proceeds of up to $90.0 million pursuant to the Registration Statement as an “at-the-market” offering under the Securities Act (the “ATM Program”). Under applicable SEC rules and regulations, because the Company failed to timely file its Form 10-K for the year ended December 31, 2023, as well as its Form 10-Qs for the quarters ended March 31, 2024 and June 30, 2024, the Company was previously ineligible to access the ATM Program. However, as of August 1, 2025, the Company regained eligibility to access the ATM Program.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In addition, elevated U.S. import tariffs on electric vehicle components sourced from China could increase the Company's future manufacturing costs as production of the FX Series and other future vehicle models are introduced. While tariffs did not materially impact cost of goods sold for the three and six months ended June 30, 2025, due to limited production volume, continued reliance on China-based suppliers may contribute to higher input costs, pressure gross margins, and increase the Company's future funding needs.
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
3.Inventory, net
Inventory, net, consists of the following as of:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials (net of reserves)	$22,539	$27,440
Work in progress	365	46
Finished goods	199	—
	$23,103	$27,486
The inventory reserve was $7.1 million and $3.3 million as of June 30, 2025 and December 31, 2024, respectively.
4.Deposits and Other Current Assets
Deposits and other current assets consist of the following as of:

(in thousands)	June 30, 2025	December 31, 2024
Deposits
Deposits for research and development, prototype and production parts, and other	$31,748	$29,318
Deposits for goods and services yet to be received (“Future Work”)	1,676	1,776
	$33,424	$31,094

Other current assets	June 30, 2025	December 31, 2024
Prepaid expenses	$4,727	$4,832
Other current assets	$1,414	$1,295
	$6,141	$6,127
Deposits for R&D, prototype and production parts, and other related items are recognized and reported as R&D expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss when services are provided or as prototype parts are received. In addition, during the three and six months ended June 30, 2025 and 2024, the Company made deposits for inventory and property and equipment items which are classified as Deposits for goods and services yet to be received (“Future Work”).
Prepaid expenses primarily consist of software subscriptions and insurance, and Other current assets includes certain deferred expenses.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
5.Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consists of the following as of:

(in thousands)	June 30, 2025	December 31, 2024
Land, buildings and leasehold improvements	$116,147	$111,443
Computer hardware	2,397	2,397
Tooling, machinery and equipment	325,967	319,313
Vehicles	765	245
Lease vehicles	1,872	3,121
Computer software	4,339	4,339
Construction in process	20,214	27,563
	471,701	468,421
Less: Accumulated depreciation	(156,717)	(119,834)
	$314,984	$348,587
The Company’s CIP is primarily related to the construction of tooling, machinery and equipment for the FF ieFactory California. Tooling, machinery, and equipment are either held at Company facilities, primarily the FF ieFactory California, or at the vendor’s location until the tooling, machinery and equipment is completed.
Depreciation and amortization expense totaled $19.8 million and $18.1 million for the three months ended June 30, 2025 and 2024, respectively and $37.3 million and $35.8 million for the six months ended June 30, 2025 and 2024. For the six months ended June 30, 2025, the Company disposed of property, plant, and equipment, which included the derecognition of approximately $0.3 million in accumulated depreciation.
6.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities—which include both third-party and related-party balances—comprise the following items as of:

(in thousands)	June 30, 2025	December 31, 2024
Accrued payroll and benefits	$30,617	$27,713
Accrued legal contingencies	10,130	9,091
Customer deposits	3,235	3,027
Accrued liabilities with related parties	11,104	11,077
Other current liabilities	10,606	5,846
	$65,692	$56,754
Asset Retirement Obligation
Due to the build out of the FF ieFactory California, the Company has an asset retirement obligation (“ARO”) totaling $0.8 million and $0.8 million as of June 30, 2025 and December 31, 2024, respectively. The ARO is recorded in Other liabilities with a corresponding ARO asset within Land, buildings and leasehold improvements and Tooling, machinery, and equipment. The ARO asset is depreciated to operating expense over the remaining term of the lease through December 2027.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

7.Notes Payable
The Company has entered into notes payable agreements with third parties. The tables below summarize these agreements as of June 30, 2025 and December 31, 2024, providing details on contractual maturity dates, contractual interest rates, unpaid principal balances, fair value adjustments, original issue discounts, including proceeds allocated to warrants, and net carrying values.
Most of the Company’s notes payable are accounted for under the fair value option in accordance with ASC 825, with changes in fair value recorded in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For instruments measured at fair value, no effective interest rate is presented, as changes in fair value capture all economic returns associated with these debt instruments. Although the stated interest rates on the SPA Portfolio Notes are 10% or 15%, the Company’s effective cost of capital is substantially higher. Each SPA Portfolio Note permits the holder to settle in shares at a value exceeding the stated principal and accrued interest. In addition, each noteholder receives an SPA Portfolio Warrant, and certain holders receive an Incremental Warrant. These settlement features and additional instruments have significant value and materially increase the effective cost of capital above the stated rates. The financial impact of the SPA Portfolio Notes is reflected in the change in fair value and loss on extinguishment line items in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

	June 30, 2025
(in thousands)	Contractual Maturity Date	Contractual Interest Rates			Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
2023 Unsecured SPA Notes	June 2032	10%	-	15%	$5,000	$39	$(500)	$4,539
Junior Secured SPA Notes	September 2029	10%			—	—	—	—
2024 Unsecured SPA Notes	Various through January 2030	10%			18,299	8,683	(16,973)	10,009
2025 March Unsecured SPA Notes	Various dates in 2030	10%			17,320	2,870	(10,893)	9,297
Notes payable – China other	Due on Demand	—%			4,188	—	—	4,188
					$44,807	$11,592	$(28,366)	$28,033

Notes payable, current portion								$4,188
Notes payable, long-term portion								$23,845

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
(in thousands)	Contractual Maturity Date	Contractual Interest Rates			Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%	-	15%	$3,118	$2,651	$(312)	$5,457
2023 Unsecured SPA Notes	Various dates in 2029	10%	-	15%	4,380	2,844	(508)	6,716
Junior Secured SPA Notes	September 2029	10%			28,840	13,163	(15,944)	26,059
2024 Unsecured SPA Notes	December 2029	10%			10,015	8,741	(11,724)	7,032
Notes payable – China other	Due on Demand	—%			4,173	—	—	4,173
Auto loans	October 2026	7%			51	—	—	51
					$50,577	$27,399	$(28,488)	$49,488

Notes payable, current portion								$4,224
Notes payable, long-term portion								$45,264
Roll Forward of the Fair Value of Notes payable by Transaction Type
The following table presents a roll forward of the Company’s Notes payable balances from March 31, 2025 to June 30, 2025 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Junior Secured SPA Notes	2024 Unsecured SPA Notes	2025 March Unsecured SPA Notes	Notes payable – China other	Total
Balance as of March 31, 2025 (a)	$2,389	$—	$6,060	$11,330	$763	$4,132	$24,674
New Issuances (b)	—	4,500	—	—	9,287	—	13,787
Repayment of Debt (c)	—	—	—	—	—	—	—
Conversion of Debt to Equity (d)	(2,946)	—	(6,904)	(5,847)	(3,510)	—	(19,207)
Fair Value Adjustments of Debt (e)	557	39	844	4,526	2,757	—	8,723
Other Adjustments (f)	—	—	—	—	—	56	56
Balance as of June 30, 2025 (g)	$—	$4,539	$—	$10,009	$9,297	$4,188	$28,033

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of March 31, 2025.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $13,283 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Portfolio Notes and the related SPA Portfolio Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Cash repayments of principal amounts during the period.
(d) Fair value of debt converted into equity during the period.
(e) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' in the Unaudited Condensed Consolidated Statements of Operations. Line-item 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' also includes debt issuance costs of $1,801 thousand, which are separately identifiable from the fair value adjustments noted above.

(f) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(g) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2025.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents a roll forward of the Company’s Notes payable balances from March 31, 2024 to June 30, 2024 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Unsecured Convertible Notes	Junior Secured SPA Notes	2024 Unsecured SPA Notes	Notes payable – China other	Auto Loans	Total
Balance as of March 31, 2024 (a)	$41,888	$9,050	$7,862	$—	$—	$4,897	$72	$63,769
New Issuances (b)	5,869	—	8,993	—	—	—	—	14,862
Repayment of Debt, including periodic interest on debt carried at fair value (c)	—		—	—	—	—	(8)	(8)
Conversion of Debt to Equity (d)	(7,902)	(220)	—	—	—	—	—	(8,122)
Fair Value Adjustments of Debt (e)	2,860	1,673	2,379	—	—	—	—	6,912
Other Adjustments (f)	—	—	—	—	—	(19)	—	(19)
Balance as of June 30, 2024 (g)	$42,715	$10,503	$19,234	$—	$—	$4,878	$64	$77,394

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of March 31, 2024.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $669 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Cash repayments of principal amount and periodic interest, where fair value option is elected, during the period.
(d) Fair value of debt converted into equity during the period.
(e) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and call option derivatives in the Unaudited Condensed Consolidated Statements of Operations. Line-item 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' also includes debt issuance costs of $128 thousand, which are separately identifiable from the fair value adjustments noted above.

(f) Miscellaneous changes not captured in other columns, such as currency adjustments.
(g) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2024.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Roll Forward of the Fair Value of Notes payable by Transaction Type
The following table presents a roll forward of the Company’s Notes payable balances from December 31, 2024 to June 30, 2025 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Junior Secured SPA Notes	2024 Unsecured SPA Notes	2025 March Unsecured SPA Notes	Notes payable – China other	Auto loans	Total
Balance as of December 31, 2024 (a)	$5,457	$6,716	$26,059	$7,032	$—	$4,173	$51	$49,488
New Issuances (b)	—	4,500	—	11,096	10,094		—	25,690
Repayment of Debt (c)	—	—	—	—	—	—	(6)	(6)
Conversion of Debt to Equity (d)	(3,535)	(4,692)	(16,468)	(5,847)	(3,510)	—	—	(34,052)
Fair Value Adjustments of Debt (e)	(1,922)	(1,985)	(9,591)	(2,272)	2,713	—	—	(13,057)
Other Adjustments (f)	—	—	—	—	—	15	(45)	(30)
Balance as of June 30, 2025 (g)	$—	$4,539	$—	$10,009	$9,297	$4,188	$—	$28,033

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2024.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $23,380 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Cash repayments of principal amounts during the period.
(d) Fair value of debt converted into equity during the period.
(f) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Line-item Change in fair value of notes payable, warrant liabilities, and derivative call options also includes debt issuance costs of $2,230 thousand, which are separately identifiable from the fair value adjustments noted above.

(f) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(g) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2025.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents a roll forward of the Company’s Notes payable balances from December 31, 2023 to June 30, 2024 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Unsecured Convertible Notes	Notes payable – China other	Auto Loans	Total
Balance as of December 31, 2023 (a)	$74,232	$11,938	$—	$4,898	$82	$91,150
New Issuances (b)	7,326	—	16,570	—	—	23,896
Repayment of Debt, including periodic interest on debt carried at fair value (c)	—	—	—	—	(18)	(18)
Conversion of Debt to Equity (d)	(16,585)	(220)	—	—	—	(16,805)
Fair Value Adjustments of Debt (e)	(22,258)	(1,215)	2,664	—	—	(20,809)
Other Adjustments (f)	—			(20)	—	(20)
Balance as of June 30, 2024 (g)	$42,715	$10,503	$19,234	$4,878	$64	$77,394

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2023.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $835 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Cash repayments of principal amount and periodic interest, where fair value option is elected, during the period.
(d) Fair value of debt converted into equity during the period.
(e) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and call option derivatives in the Unaudited Condensed Consolidated Statements of Operations. Line-item 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' also includes debt issuance costs of $190 thousand, which are separately identifiable from the fair value adjustments noted above.

(f) Miscellaneous changes not captured in other columns, such as currency adjustments.
(g) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2024.
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of Notes payable as of June 30, 2025, are as follows:

(in thousands)
Due on demand	$4,188
2025	—
2026	—
2027	—
2028	—
2029	4,425
2030	31,194
Thereafter	5,000
$44,807

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company has issued various financing arrangements, including secured and unsecured notes, convertible notes, and loans. These are categorized as follows: (i) Secured SPA Notes; (ii) 2023 Unsecured SPA Notes; (iii) Unsecured Convertible Notes; (iv) Junior Secured SPA Notes; (v) 2024 Unsecured SPA Notes; (vi) 2025 March Unsecured SPA Notes; (vii) Notes payable – China other; and (viii) Auto loans.
Below is a discussion of the terms, amendments, letter agreements, and financial impacts for each category of debt.
Secured SPA Notes
Overview and Terms
The Secured SPA Notes were issued under the securities purchase agreement (the “Secured SPA”) dated August 14, 2022, with FF Simplicity Ventures LLC (“FFSV”) acting as administrative agent, collateral agent, and purchaser, along with additional purchasers. These senior secured convertible notes are supported by a second lien on substantially all of the Company’s assets and are guaranteed by the Company’s domestic subsidiaries.
The Secured SPA Notes bear an annual interest rate of 10%, increasing to 15% if interest is paid in shares of Class A Common Stock. Principal and interest are due at maturity, unless converted earlier pursuant to the Secured SPA Notes’ conversion privileges. Issued at a 10% original issue discount, these notes are convertible into Class A Common Stock at the lesser of a fixed conversion price or 90% of the lowest volume-weighted average price (“VWAP”) for the trading day immediately prior to the conversion date. The Secured SPA Notes are subject to full ratchet anti-dilution price protection and as of June 30, 2025 the fixed price conversion price was $1.16. The Secured SPA Notes mature six years from each date of issuance. There were no outstanding Secured SPA Notes, as of June 30, 2025.
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
•The Waiver Agreement (August 2, 2024): Revised key financial terms of the Secured SPA Notes and 2023 Unsecured SPA Notes, including elimination of the Make-Whole Amount. The Make-Whole Amount was a provision that entitled noteholders to compensation for the interest they would have received had the notes been held to maturity. Additionally, pursuant to the Waiver Agreement, the holders agreed that accrued interest shall be due at maturity or conversion. Further, the conversion price was reduced to the lesser of (1) the conversion price then in effect, $29.33, subject to full ratchet anti-dilution price protection (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations or other similar transactions occurring thereafter) or (2) 90% of the VWAP of the Company’s Common Stock as of the trading day ended immediately prior to the time the conversion notice is delivered to the Company. The provisions of the Waiver Agreement will apply to all Secured SPA Notes and 2023 Unsecured SPA

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Notes currently issued or issuable in the future pursuant to the Secured SPA and 2023 Unsecured SPA (as defined below).
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

On September 5, 2024, the Company entered into the Junior Secured SPA, which triggered the full ratchet anti-dilution price protection in the Secured SPA Notes and Secured SPA Warrants. The issuance of the Junior Secured SPA Notes constituted a dilutive issuance, as the stated conversion price of $5.24 was less than the Secured SPA Notes and Secured SPA Warrant exercise price.

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

During the six months ended June 30, 2025 there have not been any dilutive sale and purchase transactions.
Summary of Secured SPA Notes Activity
As of June 30, 2025, the fair value of the Secured SPA Notes was zero, compared to $5.5 million as of December 31, 2024.
During the three months ended June 30, 2025 and 2024, the Company received net cash proceeds of zero and $5.9 million, respectively, after original issue discounts, in exchange for the issuance of Secured SPA Notes. During the same periods, the Company converted debt with a principal amount of $2.5 million and $15.0 million into 2,562,009 and 6,944,420 shares of Class A Common Stock, respectively. The conversion of Secured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of zero and $46.8 million, for each period. For the three months ended June 30, 2025 and 2024, the Company recognized a loss of $0.6 million and $2.9 million, respectively, from the fair value remeasurement of Secured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the six months ended June 30, 2025 and 2024, the Company received net cash proceeds of zero and $7.3 million, respectively, after original issue discounts, in exchange for the issuance of Secured SPA Notes. During the same periods, the Company converted debt with a principal amount of $3.1 million and $33.3 million into 3,164,911 and 9,882,366 shares of Class A Common Stock, respectively. The conversion of Secured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $0.3 million and $58.2 million for each period. For the six months ended June 30, 2025 and 2024, the Company recognized a gain of $1.9 million and $22.3 million, respectively, from the fair value remeasurement of Secured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
2023 Unsecured SPA Notes
Overview and Terms
Pursuant to that certain Securities Purchase Agreement dated May 8, 2023, (the “2023 Unsecured SPA”) by and between the Company and the investors party thereto, including Metaverse Horizon Limited (“MHL”), a related party, the Company issued certain unsecured convertible promissory note (the “2023 Unsecured SPA Notes”) . These 2023 Unsecured SPA Notes are unsecured and have terms similar to the Secured SPA Notes, except they lack collateral backing.
The 2023 Unsecured SPA Notes bear an annual interest rate of 10%, increasing to 15%, if interest is paid in shares of Class A Common Stock. Principal and interest are due at maturity, unless converted earlier pursuant to the 2023 Unsecured

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
SPA Notes’ conversion privileges. Issued at a 10% original issue discount, these notes are convertible into the Company’s Class A Common Stock at the lesser of a fixed conversion price or 90% of the VWAP for the trading day immediately prior to the conversion date. The 2023 Unsecured SPA Notes are subject to full ratchet anti-dilution price protection and as of June 30, 2025 the fixed price conversion price was $8,568.00. The 2023 Unsecured SPA Notes mature primarily six years from each date of issuance. There were $4.5 million outstanding 2023 Unsecured SPA Notes, as of June 30, 2025.
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
Amendments, Waivers, and Modifications
The Waiver Agreement dated August 2, 2024, by and between the Company and the investors party thereto (the “Waiver Agreement”) revised the terms of the Secured SPA Notes and 2023 Unsecured SPA Notes. The terms of the 2023 Unsecured SPA Notes are substantially similar to those of the Secured SPA Notes and were similarly impacted by the Waiver Agreements. Details of the Waiver Agreements and their effects on the Secured SPA Notes and 2023 Unsecured SPA Notes are discussed in the section on Secured SPA Notes.
Anti-Dilution Adjustments
Throughout 2024, the Company entered into numerous dilutive sale and purchase transactions as described in the section on the Secured SPA Notes. The dilutive sale and purchase transactions applicable to the Secured SPA Notes caused the same full ratchet anti-dilution price protection triggers for the 2023 Unsecured SPA Notes.
During the six months ended June 30, 2025 there have not been any dilutive stock sale and purchase transactions.
Summary of 2023 Unsecured SPA Notes Activity
As of June 30, 2025, the fair value of the outstanding 2023 Unsecured SPA Notes was $4.5 million. As of December 31, 2024, the fair value of the outstanding 2023 Unsecured SPA Notes was $6.7 million.
During the three months ended June 30, 2025 and 2024, the Company received net cash proceeds of $4.5 million and zero , respectively, after original issue discounts, in exchange for the issuance of 2023 Unsecured SPA Notes. During the same periods, the Company converted debt with a principal amount of zero and $0.4 million into zero and 123,408 shares of Class A Common Stock, respectively. The conversion of 2023 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of zero and $0.2 million, for each period. For the three months ended June 30, 2025 and 2024, the Company recognized a loss of zero and $1.7 million, respectively, from the fair value remeasurement of 2023 Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the six months ended June 30, 2025 and 2024, the Company received net cash proceeds of $4.5 million and zero, respectively, after original issue discounts, in exchange for the issuance of 2023 Unsecured SPA Notes. During the same periods, the Company converted debt with a principal amount of $4.4 million and $0.4 million into 4,167,764 and 123,408 shares of Class A Common Stock, respectively. The conversion of 2023 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $2.8 million and $0.2 million for each period. For the six months ended June 30, 2025 and 2024, the Company recognized a gain of $2.0 million and $1.2 million, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Unsecured Convertible Notes
Overview and Terms
In 2024 and 2025, the Company issued unsecured convertible notes (the “Unsecured Convertible Notes”), with various investors, including MHL, a related party. These Unsecured Convertible Notes, mature three months from issuance, accrue interest at 4.27% and are convertible at issuance into Class A Common Stock, certain SPA Portfolio Notes, or a future security purchase agreement issued by the Company. The activity below does not include related parties activity, discussed separately in Note 8, Related Party Transactions.
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
Summary of Unsecured Convertible Notes Activity
There were no outstanding Unsecured Convertible Notes as of June 30, 2025, following their conversion into other SPA Portfolio Notes during the year ended December 31, 2024. During the three months ended June 30, 2025, the Company issued related party Unsecured Convertible Notes discussed separately in Note 8, Related Party Transactions.
During the three months ended June 30, 2025 and 2024, the Company received net cash proceeds of zero and $9.0 million, respectively, after original issue discounts, in exchange for the issuance of Unsecured Convertible Notes. During the same periods, the Company neither converted any Unsecured Convertible Notes into shares of Class A Common Stock, nor incurred gain or a loss on extinguishment for each period. For the three months ended June 30, 2025 and 2024, the Company recognized a loss of zero and $2.4 million, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the six months ended June 30, 2025 and 2024, the Company received net cash proceeds of zero and $16.6 million, respectively, after original issue discounts, in exchange for the issuance of Unsecured Convertible Notes. During the same periods, the Company neither converted any Unsecured Convertible Notes into shares of Class A Common Stock, nor incurred gain or a loss on extinguishment for each period. For the six months ended June 30, 2025 and 2024, the Company recognized a loss of zero and $2.7 million, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Junior Secured SPA Notes
Overview and Terms
Pursuant to that certain Securities Purchase Agreement dated September 5, 2024 by and between the Company and the investors party thereto (the “Junior Secured SPA”), the Company issued certain secured convertible promissory notes (the “Junior Secured SPA Notes”). These Junior Secured SPA Notes are secured by a second-priority lien on certain assets and bear an annual interest rate of 10%. Principal and interest are payable at maturity or at each conversion date. The notes are convertible along with accrued interest into Class A Common Stock at the lesser of (a) a fixed conversion price or (b) the greater of (1) the floor price, $1.05, or (2) the average VWAP of the common stock for the five previous trading days. Junior Secured SPA Notes are subject to full ratchet anti-dilution price protection and as of June 30, 2025 the fixed price conversion price was $1.16. These notes mature in September 2029.
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
Amendments and Modifications
•Letter Agreements: On January 28, 2025, the Company entered into a letter agreement (the “September Letter Agreement”) with certain Junior Secured SPA Investors. These investors agreed not to convert outstanding notes below the initial $5.24 conversion price prior to the Company’s receipt of stockholder approval for the issuance of the Junior Secured SPA Notes, Junior SPA Warrants and Junior SPA Incremental Warrants. In return, the Company agreed to issue “True-Up Shares” after approval to adjust for any pre-approval conversions, based on a formula considering accrued interest and market pricing. The September Letter Agreement include a provision preventing the issuance of shares of common stock underlying the applicable securities if the Company's available authorized stock is insufficient. However, the Company must deliver the shares once a sufficient number of authorized but unissued shares becomes available.
Anti-Dilution Adjustments
On December 21, 2024, the Company entered into the 2024 Unsecured SPA (as defined below), pursuant to which the Company issued certain 2024 Unsecured SPA Notes to the purchasers party thereto, which triggered the full ratchet anti-dilution price protection in the Junior Secured SPA Notes and Junior Secured SPA Warrants. The issuance of the 2024 Unsecured SPA Notes constituted a dilutive issuance, as the stated conversion price of $1.16 was less than the Junior Secured SPA Notes conversion and Junior Secured SPA Warrant exercise price.
During the three months ended June 30, 2025 there have not been any dilutive sale and purchase transactions.
Summary of Junior Secured SPA Notes Activity
As of June 30, 2025, the fair value of the Junior Secured SPA Notes was zero, compared to $26.1 million as of December 31, 2024.
The Company received no cash proceeds from issuance of Junior Secured SPA Notes during the three and six months ended June 30, 2025, During the same periods, the Company converted debt with a principal amount of $13.4 million and $28.8 million into 13,454,475 and 27,412,545 shares of Class A Common Stock, respectively. The conversion of Junior Secured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $7.6 million and $20.4 million, for each period. For the three and six months ended June 30, 2025, the Company recognized a loss of $0.8 million and a gain of $9.6 million, respectively, from the fair value remeasurement of Junior Secured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
There were no transactions involving Junior Secured SPA Notes during three and six months ended June 30, 2024 as the notes had not yet been issued.
2024 Unsecured SPA Notes
Overview and Terms
The 2024 Unsecured SPA Notes were issued under a securities purchase agreement (the “2024 Unsecured SPA”) dated December 21, 2024, by and between the Company and the investors party thereto. These notes bear an annual interest rate of 10%. Principal and interest are payable at maturity or at each conversion date. The notes are convertible along with accrued interest into Class A Common Stock at the lesser of (a) a fixed conversion price, which was $1.16 at issuance, or (b) the greater of (1) the floor price, $1.05, or (2) the lowest one-day VWAP of the common stock for the five previous trading days. 2024 Unsecured SPA Notes are subject to full ratchet anti-dilution price protection. These 2024 Unsecured SPA Notes mature on various dates through January 2030.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The 2024 Unsecured SPA Investors were issued warrants (the “2024 Unsecured SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the 2024 Unsecured SPA Notes (defined below) purchased by such 2024 Unsecured SPA Investor. The 2024 Unsecured SPA Warrants are exercisable immediately with a term of five years. 2024 Unsecured SPA Warrants are subject to the same full ratchet anti-dilution price protection as the 2024 Unsecured SPA Notes. The Company’s 2024 Unsecured SPA Warrants meet the requirements for liability classification pursuant to ASC 480-10, Distinguishing Liabilities from Equity. The 2024 Unsecured SPA Warrants could require cash settlement upon events that are considered outside of the control of the Company in a manner that is not consistent with the holders of the Company’s Common Stock.
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
Amendments and Modifications
•Letter Agreements: On January 28, 2025, the Company entered into a letter agreement (the “December Letter Agreement”) with certain 2024 Unsecured SPA Investors, modifying terms related to their previously disclosed investment. These investors agreed not to convert outstanding notes below the initial $1.16 conversion price before stockholder approval for the issuance of the 2024 Unsecured SPA Notes, 2024 Unsecured SPA Warrants and 2024 Unsecured Incremental Warrants. The Company agreed to issue True-Up Shares post-approval using an adjustment formula. Additionally, if a resale registration statement becomes effective, and the conversion price exceeds the prior day's closing bid price, the conversion price will be adjusted downward. The December Letter Agreement includes a provision preventing the issuance of shares of common stock underlying the applicable securities if the Company's available authorized stock is insufficient. However, the Company must deliver the shares once sufficient stock becomes available.
Summary of 2024 Unsecured SPA Notes Activity
As of June 30, 2025, the fair value of the 2024 Unsecured SPA Notes was $10.0 million, compared to $7.0 million as of December 31, 2024.
During the three and six months ended June 30, 2025, the Company received net cash proceeds of zero and $20.0 million, respectively, after original issue discounts, in exchange for the issuance of 2024 Unsecured SPA Notes. During the same periods, the Company converted debt with a principal amount of $11.7 million and $11.7 million into 10,796,761 and 10,796,761 shares of Class A Common Stock, respectively. The conversion of 2024 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $9.3 million and $9.3 million, for each period. For the three and six months ended June 30, 2025, the Company recognized a loss of $4.5 million and a gain of $2.3 million, respectively, from the fair value remeasurement of 2024 Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
There were no transactions involving 2024 Unsecured SPA Notes during three and six months ended June 30, 2024 as the 2024 Unsecured SPA Notes had not yet been issued.
2025 March Unsecured SPA Notes
Overview and Terms
On March 21, 2025, the Company entered into a securities purchase agreement (the “2025 March Unsecured SPA”) with certain accredited investors, including MHL a related party (collectively, the “2025 March Unsecured SPA Investors”), pursuant to which the Company agreed to issue and sell an aggregate of $41.0 million in principal amount of senior unsecured convertible promissory notes (the “2025 March Unsecured SPA Notes”). The 2025 March Unsecured SPA will be completed in four closings, each subject to specified closing conditions including minimum trading price and volume thresholds. The activity below does not include related party activity, discussed separately in Note 8, Related Party Transactions.
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
The 2025 March Unsecured SPA Notes are convertible at the option of the holder into shares of the Company’s Class A common stock at an initial fixed conversion price of $1.29 per share, subject to customary anti-dilution adjustments and full ratchet anti-dilution price protection. The number of shares issuable upon conversion is determined by dividing the outstanding principal and accrued interest, together with an 8% premium, by the conversion price. The notes also include an alternate conversion feature that permits the holder to convert at the lower of (i) the then-effective conversion price or (ii) the greater of $1.048 per share (the “floor price”) and the lowest VWAP of the Class A common stock during the five trading days immediately preceding the conversion notice. If a conversion under the alternate mechanism would result in issuance below the floor price, the Company must either settle the difference in cash or increase the principal balance of the note by the shortfall amount.
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
The 2025 March Unsecured SPA Investors were issued incremental warrants (the “2025 March Unsecured SPA Incremental Warrants”) to purchase additional 2025 March Unsecured SPA Notes up to the amounts funded under their 2025 March Unsecured SPA commitments. The 2025 March Unsecured SPA Incremental Warrants, presented in the Unaudited Condensed Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a five-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions. See Note 14, Fair Value of Financial Instruments for further details on the 2025 March Unsecured SPA Incremental Warrants.
The 2025 March Unsecured SPA Investors received a number of shares of Series B Preferred Stock equal to the lesser of (i) the number of shares of common stock into which such purchaser’s notes are convertible, and (ii) such purchaser’s pro rata share (based on commitment percentage) of an aggregate cap of 9,000,000 shares of Series B Preferred Stock. See Note 12 Stockholders’ Equity for further details on the shares of Series B Preferred Stock.
Amendments and Modifications
On May 15, 2025, the Company entered into a Waiver and Amendment Agreement (the “SPA Waiver”) with the 2025 March Unsecured SPA Investors. The SPA Waiver modified certain registration and closing conditions provisions under the SPA, as described below.
Under the SPA Waiver, the Investors agreed that the Company is required to register for resale on the initial registration statement (the “Initial Registration Statement”) only the shares of Class A common stock issuable upon conversion of the 2025 March Unsecured SPA Notes issued at the first closing. The Company is not required to register on the Initial Registration Statement any shares issuable upon exercise of the 2025 March Unsecured SPA Warrants or 2025 March Unsecured SPA Incremental Warrants or securities issued in subsequent closings. However, the Company agreed to use commercially reasonable efforts to file a subsequent registration statement to cover (i) the remaining shares underlying the 2025 March Unsecured Notes, 2025 March Unsecured SPA Warrants, and 2025 March Unsecured SPA Incremental Warrants within 45 calendar days after the later of (a) the effectiveness of the Initial Registration Statement or (b) the date an Investor requests registration, and (ii) shares issuable under instruments from any subsequent closing within 45 calendar days after the later of (a) the effectiveness of the Initial Registration Statement or (b) the applicable closing date.

Under the original terms of the 2025 March Unsecured SPA, if the conditions to a subsequent closing were not satisfied by the scheduled closing date, the closing could be delayed for up to twenty (20) business days. Pursuant to the SPA Waiver, the SPA was amended to provide that if, during such 20-business-day deferral period, the closing price of the Company’s Class A common stock is below $1.00, the applicable subsequent closing shall instead occur within twenty (20) business days following the first trading day on which the closing price equals or exceeds $1.00.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In addition, the Company obtained the right, at its sole discretion, to reduce the portion of a 2025 March Unsecured SPA Investor’s purchase amount to be funded at any individual closing, provided that no such investor’s aggregate commitment is reduced.
Note Conversion and exercise price re-set
Pursuant to the terms of the 2025 March Unsecured SPA, on May 28, 2025, the fixed conversion price of the 2025 March Unsecured SPA Notes and the exercise price of the related common stock warrants were reset to 100% and 120%, respectively, of the closing price of the Company’s Class A common stock on the trading day immediately prior to the receipt of stockholder approval for the related private placement. As a result, as of June 30, 2025, the fixed conversion price and warrant exercise price of the 2025 March Unsecured SPA instruments were $1.22 and $1.46, respectively. This reset triggered the price-based anti-dilution provisions of the 2024 Unsecured SPA Warrants, reducing their exercise price from $1.39 to $1.22. No further anti-dilution adjustments were triggered as a result of this reset.
Summary of 2025 March Unsecured SPA Notes Activity
As of June 30, 2025, the fair value of the outstanding 2025 March Unsecured SPA Notes, was approximately $9.3 million compared to zero as of December 31, 2024.
During the three and six months ended June 30, 2025, the Company received net cash proceeds of $22.1 million and $24.1 million, respectively, after original issue discounts, in exchange for the issuance of 2025 March Unsecured SPA Notes. During the same periods, the Company converted debt with a principal amount of $6.8 million and $6.8 million into 6,169,656 and $6,169,656 shares of Class A Common Stock, respectively. The conversion of 2025 March Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $5.5 million and $5.5 million, for each period. For the three and six months ended June 30, 2025, the Company recognized a loss of $2.8 million and $2.7 million, respectively, from the fair value remeasurement of 2025 March Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
There were no transactions involving 2025 March Unsecured SPA Notes during three and six months ended June 30, 2024 as the 2025 March Unsecured SPA Notes had not yet been issued.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

8.Related Party Transactions
The Company has entered into notes payable agreements with related parties. The Company receives funding through notes payable from various parties, including related parties. These related parties include employees, affiliates of employees, affiliates, and other companies controlled or previously controlled by one of the Company’s Global Co-CEOs, Mr. Yueting Jia. Effective August 13, 2025, during the pendency of the SEC investigation, Mr. Jia was temporarily excluded from oversight of the finance, legal, accounting, and public reporting functions (see Note 16). The tables below summarize the related party note payable agreements as of June 30, 2025 and December 31, 2024, providing details on contractual maturity dates, contractual interest rates, and net carrying values.

	June 30, 2025
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
2025 March Unsecured SPA Notes	Various dates in 2030	10.00%	1,463
Notes Payable — China	April 2027	18.0% (2)	4,271
Notes Payable on Demand — China	Due on Demand	—%	419
FFGP Note	Various 2024 (1)	4.27%	1,250
Convertible FFGP Note	May 2024 (1)	4.27%	85
Other Notes	Due on Demand	12.0%	75
			$7,563

Related party notes payable, current			$4,342
Related party notes payable, long-term			$3,221
_______________
(1) The term was extended upon receipt of waivers of enforcement rights and remedies under the loan agreements, as described below, with the expected settlement in 2025.
(2) The restructured loan bears no stated interest, and the repayment schedule requires fixed installment payments through the contractual maturity date. If the Company fails to comply with the payment schedule, interest at a rate of 18.0% would be retroactively applied to the unpaid balance. During the term of the revised loan, the Company remained in compliance with the payment schedule, and no contingent interest has been recorded as of June 30, 2025.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
2023 Unsecured Convertible Note	April 2024 (1)	4.27%	$1,364
Notes Payable — China	April 2027	18.0%	4,382
Notes Payable on Demand — China	Due on Demand	—%	417
FFGP Note	Various (1)	4.27%	1,576
Convertible FFGP Note	May 2024 (1)	4.27%	250
Other Notes	Due on demand	12.00%	75
			$8,064

Related party notes payable, current			$5,310
Related party notes payable, long-term			$2,754
_______________
(1) The term was extended upon receipt of waivers of enforcement rights and remedies under the loan agreements, as described below, with the expected settlement in 2025.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Roll Forward of Related Party Debt by Transaction Type
The following table presents a roll forward of the Company notes payable balances March 31, 2025 to June 30, 2025 with related parties. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Related Party Debt
(in thousands)	2025 March Unsecured SPA Notes	Unsecured Convertible Note	Notes Payable — China	Notes Payable on Demand — China	Convertible FFGP Note	FFGP Note	Other Notes	Total
Balance as of March 31, 2025 (a)	$143	$451	$4,215	$413	$250	$1,576	$75	$7,123
New Issuances (b)	1,212	—	—	—	—	—	—	1,212
Repayment of Debt (c)		—	—	—	(165)	(326)	—	(491)
Conversion of Debt to Equity (d)	(792)	—	—	—	—	—	—	(792)
Fair Value Adjustments of Debt (e)	449	—	—	—	—	—	—	449
Reclassification of Debt Between Debt Categories (d)	451	(451)	—	—	—	—	—	—
Other Adjustments (e)	—	—	56	6	—	—	—	62
Balance as of June 30, 2025 (f)	$1,463	$—	$4,271	$419	$85	$1,250	$75	$7,563

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of March 31, 2025.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $1,515 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Cash repayments of principal amounts during the period.
(d) Fair value of debt converted into equity during the period.
(e) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' in the Unaudited Condensed Consolidated Statements of Operations. Line item 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' also includes debt issuance costs of $109 thousand, which are separately identifiable from the fair value adjustments noted above.

(d) Transfers of amounts between debt categories, such as from secured to unsecured classifications.
(e) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(f) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2025.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents a roll forward of the Company’s Related party notes payable balances March 31, 2024 to June 30, 2024. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Related Party Debt
(in thousands)	Unsecured Convertible Note	Notes Payable — China	Notes Payable on Demand — China	Convertible FFGP Note	FFGP Note	Total
Balance as of March 31, 2024 (a)	$1,632	$7,612	$3,759	$250	$1,576	$14,829
Fair Value Adjustments of Debt (b)	319	—	—	—	—	319
Other Adjustments (c)	—	(35)	46	—	—	11
Balance as of June 30, 2024 (d)	$1,951	$7,577	$3,805	$250	$1,576	$15,159

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of March 31, 2024.
(b) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and call option derivatives in the Unaudited Condensed Consolidated Statements of Operations.
(c) Miscellaneous changes not captured in other columns, such as currency adjustments.
(d) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2024.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Roll Forward of Related Party Debt by Transaction Type
The following table presents a roll forward of the Company notes payable balances from December 31, 2024 to June 30, 2025 with related parties. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Related Party Debt
(in thousands)	March 2025 Unsecured SPA Notes	Unsecured Convertible Note	Notes Payable — China	Notes Payable on Demand — China	Convertible FFGP Note	FFGP Note	Other Notes	Total
Balance as of December 31, 2024 (a)	$—	$1,364	$4,382	$417	$250	$1,576	$75	$8,064
New Issuances (b)	1,363	470	—	—	—	—	—	1,833
Repayment of Debt (c)	—	—	(124)	—	(165)	(326)	—	(615)
Conversion of Debt to Equity (d)	(792)	(727)	—	—	—	—	—	(1,519)
Fair Value Adjustments of Debt (e)	441	(656)	—	—	—	—	—	(215)
Reclassification of Debt Between Debt Categories (f)	451	(451)	—	—	—	—	—	—
Other Adjustments (g)	—	—	13	2	—	—	—	15
Balance as of June 30, 2025 (h)	$1,463	$—	$4,271	$419	$85	$1,250	$75	$7,563

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2024.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $2,767 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Cash repayments of principal amounts during the period.
(d) Fair value of debt converted into equity during the period.
(e) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' in the Unaudited Condensed Consolidated Statements of Operations. Line item 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' also includes debt issuance costs of $184 thousand, which are separately identifiable from the fair value adjustments noted above.

(g) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(h) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2025.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents a roll forward of the Company’s Related party notes payable balances from December 31, 2023 to June 30, 2024. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Related Party Debt
(in thousands)	2023 Unsecured Convertible Note	Unsecured SPA Notes	Notes Payable — China	Notes Payable on Demand — China	Convertible FFGP Note	FFGP Note	Total
Balance as of December 31, 2023 (a)	$542	$—	$5,103	$3,789	$—	$326	$9,760
New Issuances (b)	—	1,499	—	—	250	1,250	2,999
Repayment of Debt, including periodic interest on debt carried at fair value (c)	—	—	—	—	—	—	—
Conversion of Debt to Equity (d)	(435)	—	—	—	—	—	(435)
Fair Value Adjustments of Debt (e)	(107)	452	—	—	—	—	345
Other Adjustments (f)	—	—	2,474	16	—	—	2,490
Balance as of June 30, 2024 (g)	$—	$1,951	$7,577	$3,805	$250	$1,576	$15,159

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of March 31, 2024.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $835 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Cash repayments of principal amount and periodic interest, where fair value option is elected, during the period.
(d) Fair value of debt converted into equity during the period.
(e) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and call option derivatives in the Unaudited Condensed Consolidated Statements of Operations.
(f) Miscellaneous changes not captured in other columns, such as currency adjustments.
(g) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2024.
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of Related party notes payable as of June 30, 2025, are as follows:

(in thousands)
Years Ending December 31,	Amount
Due on demand	$494
2025 (6 months remaining)	2,842
2026	2,010
2027	754
2028	—
2029	—
2030	2,725
Thereafter	—
$8,825
The Company has entered into various financing arrangements with related parties, categorized as follows: (i) 2023 Unsecured Convertible Note; (ii) Unsecured Convertible Notes; (iii) 2025 March Unsecured SPA Notes; (iv) Notes Payable — China; (v) Notes Payable on Demand — China; (vi) FFGP Note; and (vii) Convertible FFGP Note.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
2023 Unsecured Convertible Note
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
Summary of Activity
As of June 30, 2025 and December 31, 2024, there were no outstanding related party 2023 Unsecured SPA Notes .
There was no related party activity related to the 2023 Unsecured SPA Notes during the three and six months ended June 30, 2025 or the three months ended June 30, 2024.
During the six months ended June 30, 2024, the Company converted related party debt with a principal amount of $0.7 million into 33,107 shares of Class A Common Stock. The conversion of 2023 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $0.2 million. For the six months ended June 30, 2024, the Company recognized a gain of $0.1 million from the fair value remeasurement of 2023 Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Unsecured Convertible Notes
In January 2024, the Company issued an unsecured convertible note to MHL, a related party, in a principal amount of $1.5 million. The note was due three months from the date of issuance (April 2024), accrued interest at an annual rate of 4.27% per annum, and is convertible at the option of the holder into either Class A Common Stock or into a 2023 Unsecured Convertible Note.
In February 2025, MHL converted the outstanding debt with a principal balance of $1.5 million into 1,352,767 shares of Class A Common Stock. The conversion of the Unsecured Convertible Notes into Class A Common Stock resulted in a loss on extinguishment of $1.2 million which was recorded in Loss on settlement of related party notes payable in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

In March 2025, the Company issued an unsecured convertible note to MHL, in a principal amount of $1.5 million. The note was due three months from the date of issuance, accrued interest at an annual rate of 4.27% per annum, and was convertible at the option of the holder into either Class A Common Stock or into unsecured convertible notes issued subsequently pursuant to a securities purchase agreement. If conversion into Class A Common Stock is elected, the conversion price would be based on the latest closing price of the Company’s Class A Common Stock on the conversion date. If settlement in a subsequent Securities Purchase Agreement is elected, the new note would be issued with a 15% original issue discount. In April 2025, MHL exchanged the Unsecured Convertible Notes into 2025 March Unsecured SPA Notes.
The Company elected to apply the fair value option under ASC 825, Financial Instruments, for these notes, based on its expectation that the notes would be exchanged into SPA Portfolio Notes pursuant to the holder’s conversion rights. SPA Portfolio Notes include features such as a contingently exercisable put option, which meet the definition of an embedded derivative under applicable accounting standards.
As of June 30, 2025, the fair value of the Unsecured Convertible Notes was zero, compared to $1.4 million as of December 31, 2024.
For the three months ended June 30, 2025 and 2024, the Company recognized a loss of zero and $0.3 million, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
For the six months ended June 30, 2025 and 2024, the Company recognized a gain of $0.7 million and a loss of $0.5 million, respectively, from the fair value remeasurement of Secured SPA Notes under ASC 825, which was recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
2025 March Unsecured SPA Notes
Investors in the 2025 March Unsecured SPA Notes include related parties. (For information on the terms of these notes, see Note 7, Notes Payable 2025 March Unsecured SPA Notes issued to third-parties.)
Summary of Activity
As of June 30, 2025, the fair value of the outstanding 2025 March Unsecured SPA Notes to related party investors was approximately $1.5 million compared to zero as of December 31, 2024.
During the three and six months ended June 30, 2025, the Company received net cash proceeds of $2.7 million and $3.1 million, respectively, after original issue discounts, in exchange for the issuance of 2025 March Unsecured SPA Notes to related party investors. During the same periods, the Company converted debt with a principal amount of $2.1 million and $2.1 million into 2,017,794 and 2,017,794 shares of Class A Common Stock, respectively. The conversion of 2025 March Unsecured SPA Notes to related party investors, into Class A Common Stock resulted in a loss on extinguishment of $1.9 million and $1.9 million, for each period, which was recorded in Loss on settlement of related party notes payable in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and six months ended June 30, 2025, the Company recognized a loss of $0.4 million and $0.4 million, respectively, from the fair value remeasurement of Secured SPA Notes under ASC 825, which was recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
There was no related party activity related to the 2025 March Unsecured SPA Notes during the three and six months ended June 30, 2024 as the 2025 March Unsecured SPA Notes had not yet been issued.

Notes Payable — China
The Company has outstanding debt payable to Leshi Small Loan Co., Ltd. (“Chongqing”), a related party, also known as “Notes Payable — China.” In 2022, Chongqing agreed to modify the debt agreement, contingent on the Company making an initial payment of 10% of the agreed upon discounted principal amount. Under the modified terms, the Company received a waiver of accrued interest, a reduction in the principal balance, and an extended repayment schedule requiring full payment of the discounted principal by December 31, 2023. However, the Company did not pay the outstanding principal amount in full by the maturity date of December 31, 2023, and as a result, in January 2024 the Company incurred substantial interest and penalties. Per the terms of the 2022 agreement, in the event of a default at maturity all outstanding interest and penalties since the inception of the original agreement reverted to Chongqing and the discounted principal balance returned to the full unpaid amount. As a result, the Company recognized a loss of $14.1 million shown as component of Loss on settlement of related party notes payable in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss during the six months ended June 30, 2024.
In December 2024, the Company repaid $0.1 million and entered into supplementary agreements with Chongqing, further restructuring its outstanding debt. The December 2024 agreements largely restored the debt to amounts outstanding prior to the default on December 31, 2023. If the Company defaults again on its payment plan with Chongqing the interest and penalties accrued since the inception of the original agreement and the note principal will revert back to Chongqing in proportion to the unpaid portion of the discounted principal balance. The agreements maintain an 18.0% stated interest rate for the debt and establish a payment plan for periodic principal and interest payments until the revised maturity date of April 2027. The Company accounted for the restructuring as a troubled debt restructuring under ASC 470-60, Debt – Troubled Debt Restructurings by Debtors. The restructuring did not result in debt extinguishment for accounting purposes, as the modified terms were not deemed substantially different under ASC 470. As a result of the restructuring, the Company recognized a gain of $0.7 million in additional paid-in capital, reflecting the related party nature of the transaction. Following the restructuring and subsequent principal payments, the Company's Notes Payable—China is in good standing as of June 30, 2025.
Summary of Activity
As of June 30, 2025, the principal value of this note payable was $4.3 million, compared to $4.4 million as of December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company had accrued but unpaid interest and penalties of $22.5 million and $23.1 million recorded in Related party accrued interest on the Unaudited Condensed Consolidated Balance Sheets.
During the three and six months ended June 30, 2025, the Company repaid zero and $0.1 million and recognized a gain of zero and $0.7 million in additional paid-in capital.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Notes Payable on Demand — China
The Company's notes payable with investors based in China (“Notes Payable on Demand — China”) bear a zero percent interest rate. The outstanding balance as of June 30, 2025 and December 31, 2024, was $0.4 million and $0.4 million, respectively.
FFGP Note
In November 2023 and January 2024, the Company issued unsecured promissory notes to FFGP Investment Holding I, LLC (“FFGP”), a related party, in an aggregate principal amount of $1.6 million. These notes, referred to as the “FFGP Note”, were due three months from their respective dates of issuance and accrued interest at either 4.27% or 5.27%.
FFGP fully waived its enforcement rights and remedies under the loan agreement with respect to the outstanding principal balance until final settlement. As a result, the FFGP Note is in good standing as of June 30, 2025, however, it remains due on-demand. During the three and six months ended June 30, 2025, the Company repaid $0.3 million and 0.3 million, respectively. The carrying values of the FFGP Note were $1.3 million and $1.6 million as of June 30, 2025 and December 31, 2024, respectively.
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
FFGP fully waived its enforcement rights and remedies under the loan agreement with respect to the outstanding principal balance until final settlement. As a result, the Convertible FFGP Note is in good standing as of June 30, 2025, however, it remains due on-demand. During the three and six months ended June 30, 2025, the Company repaid $0.2 million and $0.2 million, respectively. The carrying value of the Convertible FFGP Note was $0.1 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively.
Related Party Accounts Payable, Accrued Liabilities and Other Significant Transactions
The Company enters into various related party transactions that do not involve notes payable, such as property leases, consulting services, advertising services, and other financial arrangements with entities affiliated with its founder, key executives, or their family members. This section specifically excludes related party notes payable, which are discussed in a separate section above, and instead focuses on summarizing the nature, terms, and financial impact of these non-debt transactions, including payments made, outstanding balances, and other pertinent details.
FF Global Transactions and Consulting Services
FF Global Partners LLC (“FFGP”) is an affiliate of the Company’s founder and Global Co-CEO, Mr. Yueting Jia, and has historically exerted significant influence over the Company’s governance. Effective August 13, 2025, during the pendency of the SEC investigation, Mr. Jia was temporarily excluded from oversight of the finance, legal, accounting, and public reporting functions (see Note 16). The Company entered into a Consulting Services Agreement with FFGP effective February 1, 2023, under which FFGP provided strategic and operational advisory services for a monthly fee of $200,000. The agreement automatically renewed on March 6, 2024, for an additional 12-month term and permitted reimbursement of certain documented out-of-pocket expenses, subject to specified limits. The Company terminated the agreement effective March 23, 2025, in connection with entering into a new consulting arrangement with FFGP.
On March 23, 2025, the Company and FFGP entered into a new month-to-month consulting agreement under which Mr. Jia continues to serve as the principal service provider. The revised agreement provides for a fixed monthly consulting fee of $100,000 and includes an annual bonus opportunity of up to $2.4 million. The bonus is contingent on FFGP’s performance and is subject to the sole discretion of the Company’s Board of Directors. The Board is responsible for determining whether performance objectives, if any, have been met and whether a bonus award is warranted. The agreement does not specify quantitative performance targets but allows the Board to consider overall contributions to business strategy, operational execution, and organizational planning.
For the six months ended June 30, 2025, the Company paid approximately $2.8 million to FFGP. As of June 30, 2025 the Company had an Related Party Accounts Payable balance of $0.5 million, and Related Party Accrued Liability balance of $0.8 million related to consulting services provided by FFGP.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
In early 2023, FFGP submitted a reimbursement request for approximately $6.5 million of legal expenses related to governance matters. The Board did not approve the request, and accordingly no liability has been recorded. The matter remains unresolved as of June 30, 2025. The new consulting agreement did not modify, settle, or otherwise address this prior reimbursement claim.
Advertising Services Payable to Leshi Information Technology Co., Ltd
The Company has recorded a related party payable to Leshi Information Technology Co., Ltd. within Related party accrued expenses and other current liabilities in the amount of $8.0 million as of June 30, 2025, in connection with advertising services provided to the Company in prior years. LeTV is a Shanghai Stock Exchange-listed public company founded and controlled by Mr. Yueting Jia, the Company’s founder and Global Co-CEO. See Note 16 for change in Company’s governance related to Mr. Jia’s role.
Grow Fandor
During 2024 and 2025, the Company entered into several related party transactions with Grow Fandor Inc. (“Grow Fandor”). Grow Fandor is considered a related party because it is significantly influenced by Mr. Yueting Jia, the Company’s Global Co-CEO, who has a financial and operational interest in the entity. Grow Fandor was co-founded by Mr. Jia and Mr. Jerry Wang, who currently serves as President of the Company and is a significant shareholder in Grow Fandor. See Note 16 for change in Company’s governance related to Mr. Jia’s role. Below is a summary of the Company’s transactions with Grow Fandor and the related accounting treatment:

•Promissory Note: In September 2024, the Company executed a promissory note with Grow Fandor in the principal amount of $75,000. This note has been classified as “Other Notes” in table above that the summarizes the related party note payable agreements as of June 30, 2025.
•Share Donation: In October 2024, the Company received a donation of 15,000,000 shares of Class B Common Stock of Grow Fandor from Mr. Yueting Jia, which represents an approximately 10% ownership interest. Because Grow Fandor is in the preliminary stages of development and significant independent capital has not been raised, management concluded that the shares do not currently have value within the financial statements.
•Trademark License Agreement: In October 2024, the Company and Grow Fandor executed the Trademark License Agreement. Under the terms of the licensing agreement, Grow Fandor has exclusive licensing rights as the only third-party allowed to use the FF and FX brands and marks during the contract term. In exchange Grow Fandor will pay to the Company: (1) a royalty fee, payable quarterly, calculated as the greater of: (a) 50% of the annual net profit from FF and FX ecosystem products, and (b) 5% of net sales revenue from all relevant brand ecosystem products; and (2) a $250,000 annual base license fee. Grow Fandor paid the initial annual license fee. Subsequent annual license fees will be payable within 30 days after each contract year. The Company recorded the initial license fee as a capital contribution due to the related party nature of the relationship with Grow Fandor and Mr. Yueting Jia’s public statements that the relationship is designed to provide incremental capital to the Company.
•Sub-lease Agreement: Effective June 2025, the Company entered into a sublease agreement with Grow Fandor, for approximately 3,000 square feet of office space at our corporate office location. The term of the sublease is ten months, ending March 31, 2026. Monthly base rent is $4,500, with an additional $3,000 per month for Grow Fandor’s share of Common Area Operating Expenses, which may be deferred and accrue interest at 5% annually. The premises will be used for storage of apparel for e-commerce, office use, and video recording/streaming.
X-Butler Transactions
The Company leased two real properties, located in Rancho Palos Verdes, California (the “Rancho Palos Verdes Properties”), from X-Butler from January 1, 2018, through March 31, 2022. X-Butler in turn leased the Rancho Palos Verdes Properties from Mr. Yueting Jia, the Company’s founder and Global Co-CEO. See Note 16 for change in Company’s governance related to Mr. Jia’s role. The Rancho Palos Verdes Properties were used by the Company to provide long-term or temporary housing to employees of the Company (including a former Global CEO). According to the agreement between the parties, the Company paid X-Butler for rent and certain services, including catering, room services and organization of meetings, external gatherings and events, for the Rancho Palos Verdes Properties. For the six months ended June 30, 2025, the Company paid to X-Butler an immaterial amount, respectively, for rent and business development services rendered to the Company and its executives. The Company has recorded approximately zero and $0.3 million in Accounts Payable as of June 30, 2025 and December 31, 2024, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Other Related Party Transactions
During six months ended June 30, 2025 the Company paid approximately $423,579 to various related parties, primarily members of the Board of Directors.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
As of June 30, 2025 and December 31, 2024, the Company had a leasehold improvement balance of $11.3 million and $6.9 million, respectively, within Property, plant and equipment, net, reflecting amounts funded through the tenant improvement allowance. The repayment of the tenant improvement allowance are included in the scheduled financing obligation payments.
For the three and six months ended June 30, 2025, the Company recorded interest expense of $2.0 million and $3.9 million, respectively.
For the three and six months ended June 30, 2024 the Company recorded interest expense of $1.7 million and $3.5 million, respectively.
The financial liability as of June 30, 2025 and December 31, 2024 was $41.3 million and $35.2 million, respectively.

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
Summary of Collateralized Loan Activity
As of June 30, 2025 and December 31, 2024, the carrying value of the Collateralized Loan was $4.0 million and $4.3 million, respectively. Of these amounts $0.9 million and $0.8 million, respectively, were included in Other financing liabilities, current portion and $3.1 million and $3.5 million, respectively, were included in Other financing liabilities, long term portion in the Unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2025, the Company repaid $0.2 million and $0.4 million of Collateralized Loan principal, respectively. Interest expense for the three and six months ended June 30, 2025 was $0.3 million and $0.6 million, respectively. There was no activity involving the Collateralized Loan during the three and six months ended June 30, 2024.
The future scheduled principal maturities of financing obligations as of June 30, 2025 are as follows:

(in thousands)
Years Ending December 31,	Amount
2025 (6 months remaining)	$400
2026	951
2027	1,189
2028	60,455
$62,995
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As part of the Company’s plan to expand its operations within the United Arab Emirates, the Company signed a lease on May 01, 2025 with Ras Al Khaimah Economic Zone Authority (“RAKEZ”) to rent a warehouse with 10,000 square meters total rentable surface for 5 years and an annual lease payment of AED 3,800,000. The execution of this new lease during the three months ended June 30, 2025, resulted in an increase in right-of-use assets by $4.8 million.
Lease Impairment
During the three months ended June 30, 2024, the Company vacated a leased store facility and a leased research facility while working with the landlords to negotiate the related lease terminations. As a result, the Company recognized a lease right-of-use (ROU) asset impairment loss of $7.6 million related to the loss of use of these two facilities. There were no lease impairments during the current year.
Sublease
In June 2025, the Company entered into a sublease arrangement with Grow Fandor, a related party, whereby Grow Fandor leases 3,000 square feet of office space at the Gardena Corporate Office location for ten months. The area subleased constitutes roughly 2% of the overall rentable space at the Gardena location. The monthly base rent is $4,500 which is recorded as intercompany rental income. Total sublease income recognized for the three and six months ended June 30, 2025 is $4,500.
11.Commitments and Contingencies
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
Legal Proceedings Against the Company
As of June 30, 2025 and December 31, 2024, the Company had accrued legal contingencies of $10.1 million and $9.1 million, respectively, recorded within Accrued expenses and other current liabilities and Accounts payable for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable.
Class and Derivative Actions
Zhou v. Faraday Future Intelligent Electric Inc. f/k/a Property Solutions Acquisition Corp. et al., Case No. 2:21-cv-009914 (U.S. District Court – Central District of California).
On December 23, 2021, a putative class action lawsuit alleging violations of the Exchange Act was filed in the United States District Court, Central District of California, against the Company and its former Chief Executive Officer and Chief Financial Officer, and its then-Chief Product and User Ecosystem Officer (who was promoted to Global Co-CEO in April 2025; See Note 16 for change in Company’s governance related to Mr. Jia’s role), as well as the Co-CEOs of Property Solutions Acquisition Corp. (“PSAC”). On May 6, 2022, the appointed lead plaintiffs in the Zhou putative class action filed an amended complaint alleging violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, Sections 11 and 15 of the Securities Act, and related “control” person claims for secondary liability under those statutes, seeking unspecified damages. Following motion to dismiss briefing and the subsequent court-ordered dismissal of several of the plaintiffs’ claims, answers were filed and the parties agreed to participate in mediation. On April 27, 2023, the court granted the parties’ joint motion for a temporary stay pending mediation. The parties thereafter participated in a private mediation on June 29, 2023. After further discussions and negotiations, the parties reached an agreement-in-principle to settle the Zhou putative class action. Although denying all allegations, the Company nevertheless agreed to settle the Zhou putative class action for a non-reversionary cash payment of $7.5 million to be funded entirely by the Company’s insurers for the benefit of the settlement class, in exchange for the release of all claims that were or could have been asserted against the Company. The court thereafter granted preliminary approval of the settlement on November 7, 2023, and scheduled a hearing for final approval of the settlement to take place on March 18, 2024. On January 23, 2024, the ostensible lead plaintiff in the Consolidated Delaware Class Action discussed below, filed an Objection to final approval of the settlement (the “Objection”) to which the Company and the other defendants responded on March 11, 2024. On March 18, 2024, the court overruled the Objection in its entirety and entered an Order finally approving the Zhou putative class action settlement.

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
The Consolidated Delaware Class Action
On June 14, 2022, a verified stockholder class action complaint was filed in the Delaware Court of Chancery against, among others, the Company, its former Global CEO and CFO, and its then-Chief Product and User Ecosystem Officer (who was promoted to Global Co-CEO in April 2025; See Note 16 for change in Company’s governance related to Mr. Jia’s role), alleging breaches of fiduciary duties (the “Yun Class Action”). On September 21, 2022, a second verified stockholder class action complaint was filed in the Delaware Court of Chancery against, among others, the Company, the Global Co-CEOs and independent directors of PSAC, and certain third-party advisors to PSAC, alleging breaches of fiduciary duties, and aiding and abetting those alleged breaches, in connection with disclosures and stockholder voting leading up to the PSAC/Legacy FF merger (the “Cleveland Class Action”). The Cleveland and Yun Class Actions subsequently were consolidated the complaint in the Cleveland Class Action being designated as the operative pleading (collectively, the “Consolidated Delaware Class Action”). In April 2023, the defendants respectively filed motions to dismiss that complaint. While the defendants’ motions to dismiss were pending, the Central District of California approved the Zhou putative class action settlement. On May 24, 2024, the defendants in the Consolidated Delaware Class Action filed a motion for summary judgment based upon the court-approved settlement agreement in Zhou putative class action on the grounds that among other things, the releases of that settlement agreement barred the claims in the Consolidated Delaware Class Action. On February 10, 2025, the Delaware Court of

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Chancery granted summary judgment and dismissed the Consolidated Delaware Class Action both in its entirety and with prejudice.
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
Other Legal Matters
On January 30, 2023, Riverside Management Group, LLC (“Riverside”) filed a verified complaint seeking to enforce its alleged contractual right to the advancement of all reasonable costs and expenses, including attorneys’ fees, it has and will incur as a named defendant in the Consolidated Delaware Class Action under its October 13, 2020 Transaction Services Agreement with the Company and Property Solutions Acquisition Sponsor, LLC (the “TSA”), pursuant to which Riverside provided PSAC with advisory services in connection with the PSAC/Legacy FF merger. In addition to seeking the advancement of such costs and expenses, Riverside also sought an award of its attorneys’ fees and costs incurred in enforcing its alleged advancement rights under the TSA, and concurrently filed a Motion for Expedited Proceedings, requesting that trial of the action be conducted on a summary basis and commence within 30 days of the motion’s disposition. The Company subsequently entered into a Stipulation and Order with Riverside under which it would conditionally advance Riverside the reasonable attorneys’ fees and costs it incurs in defense of the Consolidated Delaware Action, subject to, and in express reservation of, the Company’s right to recover all such fees and expenses following disposition of the Consolidated Delaware Class Action which, as noted above, was dismissed, with prejudice, on summary judgment by the Delaware Chancery Court.
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
In February 2024, the Company initiated a lawsuit against Draexlmaier Automotive Technologies of America LLC (“Draexlmaier”) for breach of contract, seeking $3.2 million in damages plus legal costs incurred. The dispute involves two Purchase Orders placed by the Company with Draexlmaier in September 2021 for the development and tooling of FF 91 vehicle consoles. The parties’ agreement included a clause allowing Faraday to terminate the Purchase Orders at any time, with the understanding that Draexlmaier would promptly refund any advanced payments for undelivered items or unperformed work. Faraday met its financial obligations under the agreement and in March 2022, terminated the agreement prior to the start of tooling fabrication and requested a refund of $3.2 million for the undelivered work, which Draexlmaier refund failed to remit. Faraday thereafter issued a final demand for this refund in August 2023, and subsequently initiated its lawsuit against Draexlmaier. In May 2024, Draexlmaier filed an Answer and Counterclaim alleging fraudulent inducement, breach of contract, violations of South Carolina’s Unfair Trade Practices Act, and unjust enrichment, and seeking $5.0 million in damages for breach of contract, as well as unspecified actual, consequential, punitive, and treble damages, and attorneys’ fees and costs. The Company disputes Draexlmaier’s claims and has stated its intention to vigorously defend the action. In June 2025, the court granted each party’s motions to dismiss with respect to the other party’s unjust enrichment claim, but otherwise denied both motions. Given the early stages of these legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.

On March 25, 2024, Cooper Standard GmbH (“Cooper Standard”) filed a lawsuit against Faraday&Future Inc. in Superior Court of California, County of Los Angeles, alleging the non-payment of the estimated sum of $1.5 million that was purportedly in breach of contractual obligations set forth in purchase orders, a Letter of Tool Acceptance, and invoices to facilitate the supply of automotive products and services for the FF 91 vehicle from August 2021 to December 2022. The parties have tentatively reached a settlement and are in the process of memorializing their agreement. In June 2025, the parties reached an agreement to settle their dispute for $0.8 million.
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
In March 2025, BXP filed a lawsuit against the Company, alleging unpaid rent and a balance of approximately $1.0 million under a lease agreement signed with the Company. The parties agreed to settle their dispute for $0.4 million.
In May 2025, Costamp Group, as assignee of Vantage Cast Europe, s.r.l. (“Vantage”), filed a lawsuit against the Company, alleging the non-payment of the estimated sum of €2.8 million. Plaintiff alleges that in or about March 2022, Faraday contracted with Vantage to supply automotive component parts pursuant to Faraday's unique specifications. In or about May 2022, Vantage, in reliance on the contract with Faraday, contracted with Costamp Group (a subsidiary of Plaintiff) to supply automotive component parts to Vantage. The claim alleges that Vantage and Costamp Group fully complied with their obligations in manufacturing automotive component parts pursuant to Faraday's specifications and that Vantage sent Faraday invoices and Faraday accepted and paid for its initial orders, but has since refused to accept delivery of the specially manufactured automotive components. Given the early stages of the proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act;
•On April 24, 2025, the Company announced the appointment of Mr. Yueting Jia as Global Co-Chief Executive Officer ("Global Co-CEO"), jointly leading the Company alongside Matthias Aydt, with a focus on advancing user ecosystem development, supply chain management, EV R&D, finance, legal, and China and Middle East operations;
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
resignation was effective immediately. Mr. Ye remained a consultant of the Company as an independent contractor until November 18, 2023. On January 25, 2023, Mr. Chui Tin Mok was appointed to the Board, effective immediately, following the resignation of Mr. Ye. Each of Ms. Ke Sun and Mr. Xuefeng Chen have subsequently resigned from the Board.
Subsequent to the Company announcing the completion of the Special Committee investigation on February 1, 2022, certain members of the management team and employees of the Company received a notice of preservation and subpoena from the staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation. The Company, which had previously voluntarily contacted the SEC in connection with the Special Committee investigation in October 2021, is cooperating fully with the SEC’s investigation. The outcome of such an investigation is difficult to predict. The Company has incurred, and may continue to incur, significant expenses related to legal and other professional services in connection with the SEC investigation. At this stage, the Company is unable to assess whether any material loss or adverse effect is reasonably possible as a result of the SEC’s investigation or to estimate the range of any potential loss. In addition, in June 2022, the Company received a preliminary request for information from the U.S. Department of Justice (the “DOJ”) in connection with the matters that were the subject of the Special Committee investigation. The Company has responded to that request and intends to fully cooperate with any future requests from the DOJ.
On June 26, 2025, the Company received a “Wells Notice” from the staff of the SEC stating that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against the Company alleging violations of various anti-fraud provisions of the federal securities laws. The SEC staff informed the Company that the alleged violations of anti-fraud provisions of the federal securities laws pertain to purported false or misleading statements in connection with the Company’s 2021 PIPE and SPAC listing, relating to (i) related party transactions, and (ii) Mr. Jia’s role in the Company. An enforcement action may seek an injunction or cease-and-desist order against future violations of provisions of the federal securities laws, the imposition of civil monetary penalties, disgorgement or other equitable relief within the SEC’s authority, or any combination of the foregoing.
On June 27, 2025, Jiawei (Jerry) Wang, the Global President of the Company, received a Wells Notice from the SEC, and on June 30, 2025, Mr. Jia received a Wells Notice from the SEC. Each of these notices also states that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against Mr. Wang and Mr. Jia alleging similar violations in their individual capacities of various anti-fraud provisions of the federal securities laws detailed above. An enforcement action may seek any of the above-referenced remedies, as well as a bar from serving as an officer or director of a public company. Two other former Company employees also received Wells Notices.
A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law but is a preliminary determination by the SEC staff to recommend to the Commissioners of the SEC that a civil enforcement action or administrative proceeding be brought against the recipients. The Company and Messrs. Jia and Wang plan to engage with the SEC staff about why an enforcement action is not warranted. If the SEC determines to seek an enforcement action against the Company, Mr. Jia, and/or Mr. Wang, the SEC would need to proceed through a formal process, including formal court process for the director and officer bar, during which the Company, Mr. Jia and/or Mr. Wang, as applicable, could defend themselves.
Other than disclosed herein, as of the date hereof the Company is not a party to any legal proceedings the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on the Company’s business, financial condition, or results of operations.
12.Stockholders’ Equity

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The number of authorized, issued and outstanding stock, were as follows:

	June 30, 2025
	Authorized Shares	Issued Shares
Preferred Stock	3,900,000	—
Series B Preferred Stock	9,000,000	4,400,232
Class A Common Stock	162,815,625	122,722,249
Class B Common Stock	4,429,688	6,667
	180,145,313	127,129,148

	December 31, 2024
	Authorized Shares	Issued Shares
Preferred Stock	10,000,000	1	(a)
Class A Common Stock	99,815,625	65,919,127
Class B Common Stock	4,429,688	6,667
	114,245,313	65,925,795
(a) Series A Preferred Stock
Amendments to the Company’s Certificate of Incorporation
The Company has amended its Certificate of Incorporation multiple times since the Business Combination. The most recent amendment increased the number of shares of Preferred Stock that may be issued to 12,900,000. The Preferred Stock shall have such designations, rights and preferences as may be determined from time to time by the Board. The Board is empowered, without stockholder approval, to issue the Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock; provided that any issuance of preferred stock with more than one vote per share will require the prior approval of the holders of a majority of the outstanding shares of Class B Common Stock.
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
Increase in Authorized Shares (May 2025)
On May 29, 2025, the Company filed a Seventh Certificate of Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. This amendment was adopted in accordance with Section 242 of the Delaware General Corporation Law, following stockholder approval at the special meeting held on May 24, 2025.
The amendment increased the number of authorized shares of Class A Common Stock from 124,815,625 to 162,815,625 and authorized 4,429,688 shares of Class B Common Stock, bringing the total number of authorized Common Stock shares to 167,245,313. It also increased the number of authorized shares of Preferred Stock from 10,000,000 to 12,900,000 and eliminated the Series A Preferred Stock designation. The increase in Preferred Stock authorization supports the Company’s outstanding and future preferred equity issuances.
Preferred Stock
Series A Preferred Stock
On January 28, 2025, in connection with a purchase agreement entered into with Mr. Aydt, the Company’s Global Co-CEO, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A COD”) with the Secretary of State of the State of Delaware. The Series A COD designated one share of the Company’s Preferred Stock as Series A preferred stock, par value $0.0001 per share (the “Series A Preferred”) and established the preferences, rights and limitations thereof. The closing of the sale and purchase of the shares of the Series A Preferred was completed on January 28, 2025 for a purchase price of $100.00.
The Series A Preferred was redeemed on March 7, 2025, for a redemption price of $100.00, following the annual meeting of stockholders.
On April 17, 2025, in connection with a purchase agreement entered into with Mr. Aydt, the Company’s Global Co-CEO, the Company filed the Series A COD with the Secretary of State of the State of Delaware. The Series A COD designated one share of the Company’s Preferred Stock, par value $0.0001 per share and established the preferences, rights and limitations thereof. The closing of the sale and purchase of the shares of the Preferred was completed on April 17, 2025 for a purchase price of $100.00.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Series A Preferred Stock was redeemed on May 28, 2025, for a redemption price of $100.00, following the annual meeting of stockholders. On May 29, 2025, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware to cancel the designation of the Series A Preferred.
The share of Series A Preferred Stock, each time it was designated and issued, had no voting rights except with respect to certain share authorization proposals in which the outstanding share of Series A Preferred Stock had 3,000,000,000 votes with respect to the Share Authorization Proposals.
Series B Preferred Stock
On April 3, 2025, in connection with the initial closing under the 2025 March Unsecured SPA, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (the “Series B COD”) with the Secretary of State of the State of Delaware, as amended on April 9, 2025. The Series B COD authorized 9,000,000 shares of the Company’s preferred stock as Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and established the preferences, rights, and limitations thereof.
The Series B Preferred Stock does not carry dividend rights and is generally non-transferable without the prior written consent of the Board of Directors. Each share entitles the holder to one vote and votes together with the Common Stock as a single class on all matters submitted to stockholders, except where a separate class vote is required by law.
In the event of any liquidation, dissolution, or winding up of the Company, each share of Series B Preferred Stock is entitled to receive a priority distribution equal to the then-effective conversion price under the related convertible notes. Upon the conversion of a holder’s convertible notes into Class A Common Stock, an equal number of Series B Preferred shares are automatically redeemed and retired without any additional consideration.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of June 30, 2025 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Ares Warrants	5,776,657	$1.16	August 5, 2027
SPA Warrants	15,433	(a) $1.16 or (b) $8,568.00	Various through June 9, 2032
Junior SPA Warrants	5,931,638	$1.16	Various through September 30, 2029
2024 Unsecured SPA Warrants	25,874,953	$1.22	Various through January 21, 2030
2025 March Unsecured SPA Warrants	24,672,312	$1.46	Various through July 11, 2030
Public Warrants	2,453	$110,400.00	July 21, 2026
Private Warrants	12	$110,400.00	July 21, 2026
	62,273,458
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2024 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Ares warrants	5,776,657	$1.16	August 5, 2027
SPA Warrants	15,238	$1.16	Various through November 1, 2031
Junior SPA Warrants	5,931,638	$1.16	Various through September 30, 2029
2024 Unsecured SPA Warrants	10,788,746	$1.39	December 31, 2029
Public Warrants	2,453	$110,400.00	July 21, 2026
Private Warrants	12	$110,400.00	July 21, 2026
	22,514,744
There were no warrants exercised during the six months ended June 30, 2025 and 2024.
The above Ares warrants and SPA Portfolio Note warrants contain full ratchet anti-dilution price protection that requires the exercise price to be adjusted if the Company sells shares of Common Stock below the current exercise price. There were not any dilutive events during the six months ended June 30, 2025 and 2024.
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
Notes to Unaudited Condensed Consolidated Financial Statements

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
At the annual meeting of stockholders held on July 31, 2024, the Company’s stockholders approved (among other proposals) an amendment to the 2021 Plan to increase the number of shares of Class A Common Stock available for issuance under the 2021 Plan by an additional 2,206,324 shares, subject to proportionate adjustment for stock splits and similar events as provided in the 2021 Plan. As of June 30, 2025 and 2024 the Company had 535,027 and 2,469,957 shares of Class A Common Stock available for future issuance under the 2021 SI Plan.
Option Awards
As of June 30, 2025, the total unrecognized stock-based compensation expense for stock options granted under the 2021 Plan was less than $0.1 million, which is expected to be recognized over a weighted average period of 1.24 years.
There were no options granted under the 2021 Plan during the three and six months ended June 30, 2025.
Restricted Stock Units
As of June 30, 2025, the total unrecognized stock-based compensation expense for RSUs granted under the 2021 Plan was $0.3 million which is expected to be recognized over a weighted average period of 2.29 years.
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
As of June 30, 2025, the total unrecognized stock-based compensation expense for stock options granted under the EI Plan was less than $0.1 million which is expected to be recognized over a weighted average period that is less than 1.00 year.
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
As of June 30, 2025, the total unrecognized stock-based compensation expense for stock options granted under the STI Plan was less than $0.1 million, which is expected to be recognized over a weighted average period that is less than 1.00 year.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Awards Outside of Company’s Equity Incentive Plans
Effective April 23, 2025, the Company entered into an offer letter with Mr. Yueting Jia, under which he was appointed to serve as Global Co-CEO. See Note 16 for change in Company’s governance related to Mr. Jia’s role. In connection with his service, Mr. Jia is eligible to receive contingent equity awards if the Company achieves certain stock price or market capitalization milestones. These awards are made outside of the Company’s existing equity incentive plans.
The equity award structure consists of two phases:
•Phase 1: For every $5.00 increase in the Company's daily closing stock price or $700.0 million increase in market capitalization, measured from April 23, 2025, Mr. Jia is eligible to receive restricted stock units (RSUs) equal to 1% of the Company's outstanding shares at the time the milestone is achieved. Awards under this phase are capped at 5% of the Company’s outstanding shares.
•Phase 2: After reaching the 5% cap under Phase 1, Mr. Jia is eligible to receive additional RSUs for each $20.00 increase in stock price or $3.0 billion increase in market capitalization, again equal to 1% of outstanding shares per milestone, up to a cumulative total of 9% of outstanding shares.
To qualify for any award, the applicable stock price or market capitalization level must be sustained for at least 15 consecutive trading days. The effects of stock splits, dividends, mergers, or acquisitions are excluded from milestone calculations. There is no expiration date associated with achievement of the award. The award qualifies for equity accounting pursuant to the provisions of ASC 718, however, since the Company has insufficient authorized but unissued shares the award is presented as a liability within Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet for the period ended June 30, 2025.
The fair value of Mr. Jia’s award at inception was $10.3 million with an estimated total derived service period of 7.61 years. The derived service periods for the various award tranches range from 3.8 to 7.6 years, with expected milestone achievement dates between 2029 and 2032. As of June 30, 2025 the fair value of Mr. Jia’s award is $19.5 million with a remaining total derived service period of 7.42 years. The Company will recognize expense for Mr. Jia’s award using the accelerated attribution method.
Mr. Jia’s award was valued using a Monte Carlo simulation model based on a Geometric Brownian Motion framework. While Mr. Jia’s award is liability classified due to the Company’s insufficient authorized but unissued share reserves, the Company has made the election not to revise the estimated derived service period in connection with the periodic re-measurement of the award. Details on key assumptions and inputs used in valuing Mr. Jia’s award can be found at Note 14, Fair Value of Financial Instruments.
The Company began recognizing expense for Mr. Jia’s market-based awards, which are in addition to his annual equity plan, at the inception of the arrangement. The compensation expense recognized in the three and six months ended June 30, 2025 was $0.7 million.
Stock-based compensation expense
The following table presents stock-based compensation expense for all of the Company’s 2021 Plan, EI Plan, STI Plan and Common Units of FF Global included in each respective expense category in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$66	$81	$335	$456
Sales and marketing	19	14	41	77
General and administrative	808	22	819	125
	$893	$117	$1,195	$658

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
Market-based Awards
In connection with his appointment as Global Co-CEO effective April 23, 2025, the Company entered into an offer letter with Yueting Jia that includes a market-based equity award, as further described in Note 13, Stock-Based Compensation. The award is contingent upon the achievement of specified stock price and market capitalization milestones and was granted outside of the Company’s existing equity incentive plans. See Note 16 for change in Company’s governance related to Mr. Jia’s role.
The fair value of the award was estimated as of April 23, 2025 using a Monte Carlo simulation model based on a Geometric Brownian Motion framework. Significant assumptions used in the valuation included a stock price of $0.90, a market capitalization of $76.4 million, a risk-free rate of 4.45%, a selected equity volatility of 80.0%, and an estimated

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
contractual term of ten years. The derived service periods for the award tranches range from 3.8 to 7.6 years, with expected milestone achievement dates between 2029 and 2032.
The Company concluded that the award qualifies for equity classification under ASC 718. However, because the Company does not currently have a sufficient number of authorized but unissued shares the award is classified as liability within Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet for the period ended June 30, 2025. Shares based compensation expense is recorded in General and administrative expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities[1]	$—	$—	$54,789
Derivative call options[1]	$—	$—	$40,836
Notes payable[1]	$—	$—	$25,308
Market-based awards	$—	$—	$655

[1] Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities[1]	$—	$—	$28,864
Derivative call options[1]	$—	$—	$29,709
Notes payable[1]	$—	$—	$46,628
_______________
[1] Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.
There were not any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2025 and the year ended December 31, 2024. The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, accounts payable, accrued liabilities and notes payable, other than the SPA Portfolio Notes, approximate fair value because of their short-term nature or contractually defined value.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the activity of Level 3 fair value measurements:

(in thousands)	Warrant Liabilities[1]		Derivative Call Option[1]		Notes Payable[1]		Market-based award[4]
Balance as of December 31, 2024	$28,864		$29,709		$46,628		$—
Additions	32,328	[2]	33,385	[2]	27,524	[3]	349
Change in fair value measurements	(6,403)		(18,499)		(13,273)		307
Conversions of notes to Class A Common Stock	—		—		(35,571)		—
Exercise of derivative call options	—		(3,759)		—		—
Balance as of June 30, 2025	$54,789		$40,836		$25,308		$655
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

[3] Additions of Notes Payable measured at fair value are presented net of the initial fair value adjustment recorded at issuance. the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $26,146 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction. In addition, the line item Change in fair value of notes payable, warrant liabilities, and derivative call options includes a loss of $2,230 thousand, and the line item Change in fair value of related party notes payable, warrant liabilities, and derivative call options includes a loss of $184 thousand, both of which relate to debt issuance costs. These costs are separately identifiable from the fair value adjustments described above and are not included in the Additions of Notes Payable This information is presented to facilitate reconciliation to the related amounts reported in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

4 As discussed in Note 13, Stock-Based Compensation, the issuance date fair value of the Market-based award is $10.3 million and as of June 30, 2025 the fair value of the Market-based award was $19.5 million. Amounts displayed here represent vesting for the award based on the issuance date fair value and the subsequent remeasurement of amounts vested.

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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following data shows the amounts used in computing net loss per share and the effect on net loss and the weighted-average number of shares as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Net loss	$(124,676)	$(108,685)	$(134,954)	$(156,902)

Weighted average shares used in computing net loss per share of Class A and B Common Stock:
Basic	103,712,230	8,778,200	89,804,391	5,334,380
Diluted	103,712,230	8,778,200	89,804,391	5,334,380

Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(1.20)	$(12.38)	$(1.50)	$(29.41)
Diluted	$(1.20)	$(12.38)	$(1.50)	$(29.41)
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
The table below presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock attributable to Common Stock stockholders due to their antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares issuable upon conversion of SPA Portfolio Notes	36,433,104	4,303,458	36,433,104	4,303,458
Shares issuable upon conversion of Unsecured Convertible Notes	53,640	897,756	53,640	897,756
Shares issuable upon exercise of equity classified SPA Portfolio Note warrants	15,433	14,218	15,433	14,218
Shares issuable upon exercise of liability classified SPA Portfolio Note warrants	56,478,903	—	56,478,903	—
Other warrants	5,776,657	228,482	5,776,657	228,482
Stock-based compensation awards – Options	2,327	2,465	2,327	2,465
Stock-based compensation awards – RSUs	148,241	13,842	148,241	13,842
Public warrants	2,453	2,452	2,453	2,452
Private warrants	12	12	12	12
	98,910,770	5,462,685	98,910,770	5,462,685

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
16.Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Unaudited Condensed Consolidated Financial Statements were issued.
Subsequent SPA Portfolio Notes Activity
Subsequent to June 30, 2025, the Company received gross proceeds in connection with SPA Portfolio Notes, including July 2025 Unsecured SPA Notes (defined below), to third parties and related parties totaling $45.6 million and $0.1 million, respectively, with due dates ranging from July 9, 2030 through August 11, 2030 at 10.00% interest. Principal and accrued interest are convertible at the option of the holder into Common Stock of the Company at a conversion price per share equal to the lower of a) stated conversion price or b) lowest VWAP of the five trading days immediately prior to the day on which lender provides conversion notice. Additionally, $18.3 million of principal and $0.9 million of interest of the Company’s SPA Portfolio Notes were converted into 16,583,826 shares of the Company’s Class A Common Stock.
Warrants exercise
Subsequent to June 30, 2025, holders of the Company’s outstanding SPA Portfolio warrants exercised an aggregate of 12,151,344 warrants. These exercises included both cash exercises, for which the Company received gross proceeds of $1.4 million, and cashless exercises, which resulted in the issuance of 6,325,186 shares of Class A Common Stock.

Related party debt repayments
Subsequent to June 30, 2025, the Company repaid in full, in cash, the FFGP Note and the FFGP Convertible Note, with an aggregate principal amount of $1.3 million, and settled in cash approximately $0.3 million of Notes Payable - China (Chongqing).

July 2025 Financing
On July 14, 2025, the Company entered into a Securities Purchase Agreement (the “July 2025 Unsecured SPA”) with certain institutional investors (collectively, the “Investors”). Pursuant to the July 2025 Unsecured SPA, the Company has agreed to sell, and the Investors have agreed to purchase, in two closings, for an aggregate purchase price of $82 million, (i) certain senior unsecured convertible notes in the aggregate original principal amount of $82 million (the “July 2025 Unsecured SPA Notes”), (ii) common stock purchase warrants (the “July 2025 Unsecured Common Warrants”) to purchase up to a number of shares of the Company’s Class Common Stock, equal to one third of the shares of Class A Common Stock issuable upon conversion of the July 2025 Unsecured SPA Notes, which is the product of (A) the principal amount of July 2025 Unsecured Notes issued at a closing divided by (B) $1.75, the initial conversion price of the July Unsecured Notes, and (iii) at the Initial Closing (as defined below), a number of shares of Series B Preferred Stock, and shares of Series B Preferred Stock may be issued at the Subsequent Closing (as defined below), at the Company’s sole discretion, and subject to the increase in the number of designated shares of Series B Preferred Stock (“Additional Designation”). The initial closing (the “Initial Closing”) is expected to occur on the tenth (10th) business day after the Signing Date (the “Initial Closing Date”) and the subsequent closing (the “Subsequent Closing” and, together with the Initial Closing, each a “Closing” and, collectively, the “Closings”) is expected to occur fifteen business days (the “Subsequent Closing Date” and, together with the Initial Closing Date, each a “Closing Date”) upon satisfaction of several milestone events, in each case, subject to extension pursuant to the terms set forth in the July 2025 Unsecured SPA. All closings are subject to the satisfaction of certain closing conditions, Pursuant to the July 2025 Unsecured SPA, the Company also agreed to issue and sell up to an additional $20.0 million in July 2025 Unsecured Notes if at any time prior to the Initial Closing, one or more additional Investors join the July 2025 SPA and agree to purchase such July 2025 Unsecured SPA Notes, associated July 2025 Unsecured Common Warrants, and shares of Series B Preferred Stock by executing and delivering to the Company a joinder to the July 2025 Unsecured SPA. In connection with the transactions contemplated by the July 2025 Unsecured SPA (the “Transactions”), the Company agreed to pay an aggregate of $200,000 to Univest Securities, LLC, the placement agent for the offering, one-half of which will be paid upon the Initial Closing and one-half of which will be paid upon the Subsequent Closing.
The July 2025 Unsecured SPA Notes mature five years from issuance and bear interest at 10% per annum, increasing to 18% upon default. Interest is payable on each conversion date or at maturity and may be settled in cash, Class A common stock, or a combination thereof, at the Company’s option, subject to certain conditions. The Company may redeem the notes at a 10% premium over the greater of the share-conversion value or the outstanding principal, with the premium increasing to 25% in bankruptcy-related defaults unless waived by the holder.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The notes are convertible at $1.75 per share, subject to customary anti-dilution adjustments and full ratchet protection, with the conversion amount including principal, accrued interest, and an 8% premium. An alternate conversion feature permits conversion at the lower of the then-effective price or the greater of $1.42 (floor) and the lowest VWAP during the five trading days preceding the conversion notice, with any shortfall below the floor settled in cash or added to principal.
Subsequent to June 30, 2025, the Company received gross proceeds in connection with pre-funding of July 2025 Unsecured Notes to third parties totaling $25.0 million.
Temporary Governance Adjustments
On August 6, 2025, the Board of Directors determined that, during the pendency of the investigation by the SEC relating to the Company and certain current and former executives, Mr. Jia will be excluded from oversight of finance, legal, accounting, and public reporting functions (the “Governance Adjustments”). The Governance Adjustments also relieve Mr. Jia from providing certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These functions were delegated to and consolidated with Mr. Matthias Aydt, who already shared oversight responsibilities in these areas. The Governance Adjustments became effective on August 13, 2025.
Issuance of Series A Preferred Stock
On August 8, 2025, the Company designated and issued one share of Series A Preferred Stock to Matthias Aydt for $100.00.

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
•Intellectual Property & Supply Chain Development: Since inception, we have developed a portfolio of intellectual property, established its supply chain, and assembled a global team of automotive and technology experts. As of June 30, 2025, FF has been granted approximately 660 patents globally.
Product & Pipeline
•FF 91: We believe that the FF 91 Futurist (the "FF 91," "FF 91 Futurist," or "FF 91 2.0 Futurist Alliance") is the first ultra-luxury electric vehicle to offer a highly-personalized, fully-connected user experience for driver and passengers. We started production on the first FF 91 Futurist and delivered the first FF 91 2.0 Futurist Alliance in 2023.
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
Strategic Operations and Product Development
•In March 2025, we hosted FF Open AI Day and unveiled our Personalized AI and Bespoke AI systems. These innovations are part of our All-AI Mobility Ecosystem. Personalized AI is designed to learn and adapt to user preferences across vehicle controls, comfort, and interaction styles. Bespoke AI delivers co-created, premium user interfaces and intelligent services tailored for luxury users, acting as a digital concierge. Both systems are built on large-model AI architecture and are planned for integration into the FF 91 and FX series.
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
•In April 2025, the Company signed its first binding B2B pre-order agreement with JC Auto, a New York City–based dealership operating as 129 Auto Sales Corp., for 1,000 FX Super One vehicles, including a $100,000 non-refundable deposit and priority delivery of up to 300 vehicles intended for use in a premium fleet serving the New York area.

•In April 2025, the Company reaffirmed its goal of selling tens of thousands of FX vehicles within two years and continued development of two additional FX models priced between $20,000 and $40,000 to target underserved segments of the U.S. AI Electric Vehicle (“AIEV’) market.
•In May 2025, the Company entered into a second B2B pre-order agreement with Sky Horse Auto LLC—a California-based premium mobility provider—for 300 FX Super One vehicles, supported by a $30,000 non-refundable deposit and priority delivery.
•In May 2025, the Company announced it had secured non-binding fleet pre-orders totaling 1,300 FX Super One vehicles, including prior agreements with JC Auto and Sky Horse Auto, reflecting growing demand from U.S. mobility operators.
•In May 2025, the Company began public road testing for FX prototype mules, including the FX Super One and FX6, with testing focused on performance and Advanced Driver Assistance Systems (“ADAS”) validation.
•In May 2025, the Company confirmed the FX Super One will be unveiled at two launch events—a private debut on June 29 and a public global launch on July 17—with initial market entry planned for CA, NY, FL, TX, WA, NJ, and NV.
•In May 2025, the Company initiated preparations for a flexible production line as part of its longer-term strategy for FX models and future variants.
•In May 2025, the Company confirmed that the FX6 model is scheduled as a pipeline vehicle, expanding the FX product line beyond the Super One.
•In May 2025, the Company highlighted the FF 91’s AI Hypercar differentiation, citing 12 cameras, 3 light detection and ranging ("LiDAR") sensors, tri-motor AWD, and in-cabin generative AI features as key performance advantages over competing ultra-luxury EVs.
•In May 2025, the Company disclosed that its FF 91 model met all Federal Motor Vehicle Safety Standards ("FMVSS") and completed U.S. homologation, with deliveries made to celebrity and industry Co-Creation Officers.
•In May 2025, the Company secured 600 additional B2B deposits from U.S.-based multi-channel network ("MCN") agencies CreatoRev and Good Deal, bringing total FX Super One B2B deposits to over 2,500 units.
•In May 2025, the Company began deploying FF 91 AI and software technologies, including a voice interaction system based on large language models, into the FX product line.
•In May 2025, the Company expanded its U.S. and Middle East operations, with its Ras Al Khaimah (RAKEZ) facility in the UAE ready for occupancy and targeted FX Super One production in the region contingent on funding. The strategy supports regulatory streamlining, market training, and regional investor interest.
•In May 2025, the Company hosted its first Annual Stockholders' Day event, featuring executive presentations, prototype ride-and-drives, and live Q&A sessions to promote transparency and stockholder engagement.
•In June 2025, the Company announced that global music icon Mariah Carey will become the next FF 91 2.0 Futurist Alliance owner and featured the FF 91 and FFZERO1 concept car in her new music video, “Type Dangerous,” which also includes influencer MrBeast and has trended globally, further elevating brand visibility and cultural relevance.
•In July 2025, the Company reaffirmed its commitment to the FX Super One launch and to accelerating development and distribution efforts for both FF and FX brands, including the integration of advanced AI technologies. This update highlights management’s intent to leverage the recently secured financing to support production readiness, scale operations for broader market access, and enhance technological differentiation in its intelligent electric vehicle lineup.
•In July 2025, the Company submitted a purchase requisition for promotional merchandise, totaling approximately $0.3 million, to Grow Fandor, a related party. The related purchase order remained in process as of the date of this filing.
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
•In March 2025, we secured approximately $41 million in cash financing commitments (the “March Financing”) for the purchase of unsecured convertible notes (the “March Unsecured SPA Notes”), and associated common warrants to purchase additional Class A Common Stock of the Company (the “March Warrants”). Each investor (the “March Unsecured SPA Investors”) also received a March unsecured incremental warrant to fund, at the March Unsecured SPA Investor’s sole discretion, additional notes up to the original principal balance the of March Unsecured SPA Notes purchased by such March Unsecured SPA Investor. The March Financing will be completed in four closings. In May 2025, the Company amended its March 2025 Securities Purchase Agreement through a Waiver and Amendment Agreement, permitting phased registration of underlying securities and extending the timing of subsequent closings by 20 business days, subject to updated stock price and volume thresholds. The first closing (the “First Closing”) occurred on April 4, 2025, the tenth (10th) business day after March 21, 2025, the signing date and the second closing (the “Second Closing”) occurred on May 28, 2025. The third closing (the “Third Closing”) occurred on July 11, 2025, and fourth closing will occur upon satisfaction of certain conditions. These funds are intended to support our core business operations and the ongoing ramp-up of the FX strategy.
•In April 2025, we initiated a company-wide organizational and governance overhaul, publicly launched through a town hall, to increase strategic clarity and improve execution amid ongoing external uncertainty. The initiative, publicly launched through a company-wide town hall, was designed to eliminate historical inefficiencies, increase strategic clarity, and improve performance across operations, amid ongoing external uncertainty and market pressure.
•In May 2025, the Company’s senior executive team announced plans to initiate a stock purchase program post-earnings, subject to regulatory compliance.
•In May 2025, the Company filed a Seventh Certificate of Amendment to its Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock to 162,815,625, authorize 4,429,688 shares of Class B Common Stock, and raise the authorized Preferred Stock to 12,900,000 shares. The amendment, approved by stockholders at the May 24, 2025 special meeting, also eliminated the Series A Preferred Stock designation and supports existing and future preferred equity issuances.
•In July 2025, the Company secured approximately $105 million in new cash financing, consisting of $82 million in new financing commitments—primarily in the form of unsecured convertible notes and warrants—and $22 million from previous investors through the exercise of prior securities. Existing institutional investors and new investors, including a Middle East strategic partner, participated in the financing, which remains subject to customary closing conditions. The participation of the Middle East partner is expected to support the Company’s planned expansion in the region and strengthen its global investor base. The financing terms include a lower conversion price based on recent market prices and a reduction in warrant issuance to limit dilution. The Company continued to utilize Univest Securities as its placement agent for this transaction.
•In July 2025, the Company publicly unveiled the FX Super One at a global launch event in Los Angeles. The event, which followed a private preview and broad media coverage, showcased the new F.A.C.E. (Futuristic Aesthetic Connected Exterior) LED grille and the FF Super EAI (Extended AI) ecosystem. The Company reported has secured over 10,000 binding deposit commitments to date, reinforcing brand visibility and building momentum as it prepares to transition into production.
•In July and August 2025 the Company raised gross proceeds of $45.6 million and $0.1 million from third parties and related parties, respectively, in connection with SPA Portfolio Notes. During the same period, $18.3 million of principal and $0.9 million of interest were converted into 16,583,826 shares of Class A Common Stock.
•In August 2025, the Company issued one share of Series A Preferred Stock to Matthias Aydt for $100.00.
Stock Exchange Compliance & Stockholder and Corporate Actions
•In January 2025, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series A Certificate of Designation designated one share of our Preferred Stock as Series A Preferred Stock, and established and designated the preferences, rights and limitations thereof. The Series A Preferred Stock is not convertible into any other series of stock, but votes at a rate of 3,000,000,000 votes per share.

•In January 2025, we issued one share of Series A Preferred Stock to our Global Co-CEO, Matthias Aydt for the purchase price of $100.00.
•In January 2025, the Company filed a registration statement on Form S‑1 to register for resale shares of Class A Common Stock issuable upon conversion of previously issued convertible notes and exercise of warrants. This filing was made to enable certain investors to resell shares obtained through earlier financing agreements.
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
•In May 2025, the Company issued a formal statement addressing suspected illegal short selling and online misinformation campaigns, asserting a zero-tolerance policy for knowingly false and misleading public content.
•In May 2025, the Company amended its charter to increase authorized common shares by 38 million and preferred shares by 2.9 million, expanding total authorized shares to 180.1 million to support growth initiatives including the FX Super One launch and strategic transactions.
•In May 2025, at the Annual Meeting, stockholders approved the issuance of up to 61.9 million shares of Class A Common Stock under the March 2025 Securities Purchase Agreement, as required by Nasdaq Listing Rule 5635(d), and reelected all five directors with over 95% support.
•In May 2025, the Company filed a certificate of elimination with the Delaware Secretary of State to formally cancel the Series A Preferred Stock from its charter, following the full redemption of the single outstanding share originally issued in January 2025.
•In May 2025, the Company filed two amendments to its Form S‑1 registration statement to update and expand the number of registered shares registered thereunder. These shares relate to Class A Common Stock issuable from convertible notes, warrants, and settlement of vendor obligations under financing agreements completed in December 2024 and March 2025. The purpose of these filings was to provide resale registration for existing investors and vendors holding conversion and settlement rights.
•In August 2025, the Company regained eligibility to access its At-The-Market (“ATM”) offering program and file new registration statements on Form S-3, following the timely filing of its Q2 2025 Form 10-Q. This development provides greater flexibility in capital raising, enabling the Company to access the public equity markets more efficiently without relying solely on convertible debt financing or the more burdensome Form S-1. The reinstatement of Form S-3 eligibility also streamlines the registration process for future equity issuances, reduces regulatory filing complexity, and supports the Company’s strategic capital planning initiatives.
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
•In May 2025, the Company formalized YT Jia’s appointment as Global Co-CEO under a new “Stockholders First” equity incentive plan, which ties his long-term compensation to improvements in market capitalization and share price performance.
•In May 2025, the Company announced that Global Co-CEO YT Jia and President Jerry Wang each adopted SEC Rule 10b5-1 stock purchase plans, with trades expected to begin in August 2025; Mr. Jia plans to purchase $560,000 and Mr. Wang plans to purchase $50,000 of Class A Common Stock, with both executives committing not to amend or terminate their plans once effective.
•In June 2025, Mr. Koti Meka, Chief Financial Officer, adopted a Rule 10b5‑1 trading plan on June 12, 2025,

providing for the purchase of up to $20,000 of the Company’s Class A common stock.
•In July 2025, the Company and certain executives, including Global Co-CEO Yueting Jia and President Jerry Wang, received Wells Notices from the SEC. A Wells Notice is a notification from SEC staff that they are considering recommending enforcement action for alleged violations of securities laws; it is not a formal charge or a final determination. The SEC’s preliminary findings relate to alleged false or misleading statements during the Company’s 2021 PIPE (Private Investment in Public Equity) and SPAC (Special Purpose Acquisition Company) transactions. The Company and executives plan to engage with the SEC to explain why enforcement action is not warranted.
•In August 2025, the Board approved compensation adjustments for Chief Financial Officer Koti Meka: his base salary increased from $350,000 to $380,000 effective August 16, 2025; he was granted additional restricted stock units valued at $400,000 based on the August 16, 2025 closing price; and he will receive a $30,000 cash bonus payable on August 31, 2025.
•In August 2025, the Board approved temporary governance adjustments during the SEC investigation, excluding Global Co-CEO Yueting Jia from oversight of finance, legal, accounting, and public reporting functions. These responsibilities were consolidated under Global Co-CEO Matthias Aydt until the investigation concludes.
Supply Chain Exposure and Tariff Risk
As of June 30, 2025, a significant portion of the Company’s direct material purchases were sourced from suppliers based in China. This concentration presents an ongoing risk given elevated U.S. import tariffs on electric vehicle components. While the Company’s cost of goods sold was not materially affected for the three and six months ended June 30, 2025, due to limited production volume and the use of existing inventory, continued reliance on China-based sourcing may result in higher input costs and materially impact the Company’s cost structure as production scales.
Segment Information
We operate in a single operating and reportable segment. Through August 12, 2025, our two Global Co-Chief Executive Officers (“Global Co-CEOs”) acted jointly as Co-Chief Operating Decision Makers (“CODMs”) and regularly evaluated the our financial performance using consolidated information at the total-company level, including consolidated loss from operations, cash flows, liquidity, and strategic initiatives. Effective August 13, 2025, in connection with temporary governance adjustments approved by the Board, Mr. Matthias Aydt serves as our sole CODM for purposes of ASC 280 (see Note 16).
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
Through June 30, 2025, we have sold seven and leased eleven vehicles. As a result, we will require substantial additional capital to develop products and fund operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we will fund our ongoing operations through a combination of various funding and financing alternatives, including equipment financing of the FF ieFactory California, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on our assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of its FF ieFactory California will impact our ability to generate revenue. For additional discussion of the substantial doubt about our ability to continue as a going concern, see Note 2, Liquidity and Capital Resources and Going Concern in the notes to the Unaudited Condensed Consolidated Financial Statements and for further details on liquidity, please see the “Liquidity and Capital Resources” section below.
Revenue and Cost of Revenue
Automotive Sales Revenue
We began the production of our FF 91 Futurist in March 2023 and started making deliveries to customers in August 2023 and have sold one vehicle during the six months ended June 30, 2025.
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
In certain circumstances, we provide customers with a residual value guarantee which may or may not be exercised in the future. The impact of such residual value guarantees was immaterial to our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025.
We have entered into, and may continue to enter into, co-creator consulting agreements with our customers under which customers share feedback, driving data, ideas, experiences with our engineers, social media posts, and other promotional activities in exchange for specified fees. We evaluate the economic substance of these co-creation agreements to determine whether they should be combined with customer sales contracts under the contract combination guidance in ASC 606. When the contracts are economically linked, we account for them as a single arrangement. Under this approach, the cash inflows from the customer and the cash outflows from us are netted and treated as a single transaction. The resulting net amount is recorded as marketing expense. In situations where the net amount is less than the vehicle’s sale price or the contractual lease payment, the difference between the net amount and the sale price or lease payment is recognized as revenue.
Automotive Leasing Revenue
Revenue from Operating Leasing Program
We have outstanding leases under our vehicle operating leasing program in the U.S. Qualifying customers are permitted to lease a vehicle for up to 36 months. At the end of the lease term, customers are generally required to return the vehicles to us. We account for these leasing transactions as operating leases. We evaluate whether a lease contract should be combined with other agreements — such as co-creation arrangements when leasing contracts are negotiated together and are economically interdependent. We record leasing revenues as automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles as cost of automotive leasing revenue. As of June 30, 2025, deferred lease-related upfront payments which will be recognized on a straight-line basis over the contractual terms of the individual leases were immaterial. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

Revenue from Sales-Type Leasing Program

We have outstanding leases accounted for as sales-type leases under accounting standards codification (“ASC”) 842, Leases (“ASC 842”). Customers have the right to purchase the vehicle at the end of the lease term, which is usually 36 months. A customer qualifies under this program if the purchase option is reasonably certain to be exercised, and we therefore expect the customer to take title to the vehicle at the end of the lease term after making all contractual payments. We recognize all revenue and costs associated with the sales-type lease as automotive leasing revenue and automotive leasing cost of revenue, respectively, upon delivery of the vehicle to the customer when collectability of lease payments is probable at lease commencement. If collectability of lease payments is not probable at commencement, we recognize the lease payments as deposit liability and do not derecognize the leased vehicle until such point that collectability of lease payments becomes probable. We evaluate whether a lease contract should be combined with other agreements — such as co-creation arrangements when leasing contracts are negotiated together and are economically interdependent.
Customer Deposits
Our customers may reserve a vehicle and preorder certain services by making a customer deposit, which is fully refundable at any time. Refundable deposits, for vehicle reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits (Accrued expenses and other current liabilities). Customer deposits were $3.2 million and $3.0 million as of June 30, 2025 and December 31, 2024, respectively. When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to our transfer of the products or services. Such advance payments are considered non-refundable, and we defer revenue related to any products or services that are not yet transferred.
As of June 30, 2025, the Company had received approximately 4,000 non-binding, non-refundable B2B pre-orders and 292 B2C non-binding refundable reservations, totaling 4,292 reserved vehicles. By comparison, as of December 31, 2024, the Company had received 299 B2C reservations. The increase in total reservations was primarily driven by the launch of the FX SuperOne vehicle and the expansion of co-creator and reservation programs designed to drive early engagement and demand. The co-creator program leverages early supporters, channel partners, and social media influencers to generate awareness, promote product visibility, and build community participation around the brand and its new product offerings with a particular focus on driving B2C orders.
The Company enters into co-creation collaborations of varying value and service scope with B2B pre-order customers. Fees paid to non-influencer participants are recorded as co-creation expenses, while fees paid to influencer marketing agencies are classified either as contra-revenue or as marketing-related general and administrative expenses, depending on the nature of the arrangement. Co-creator costs are recorded as marketing expenses when the fair value of services provided under the co-creation agreement substantiates the payment; however, any portion of the payment that exceeds the fair value of those services is treated as a reduction of revenue in accordance with ASC 606.
Deferred Revenue
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Deferred revenue related to products and services was $0.3 million as of June 30, 2025 and December 31, 2024.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for employees associated with administrative services such as legal, human resources, information technology, accounting and finance, other related costs, and legal loss contingency expenses, which are our estimates of future legal settlements. These expenses also include certain third-party consulting services, certain facilities costs, and any corporate overhead costs not allocated to other expense categories. We expect our general and administrative expenses to increase as we continue to grow our business.
Loss from Disposal of Property, Plant and Equipment
Loss (gain) on disposal of property, plant, and equipment relates to the abandonment of certain FF 91 Futurist program construction in progress assets, primarily vendor tooling, machinery, and equipment, due to the redesign of the related FF 91 components and implementation of our cost reduction program. Charges associated with disposals are recognized within operating expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Other Expense, net
Other income (loss), net consists of foreign currency transaction gains and losses and other expenses such as bank fees and late charges. Foreign currency transaction gains and losses are generated by revaluation of debt and the settlements of invoices denominated in currencies other than the functional currency. We expect other expense to fluctuate as we continue to transact internationally.

Results of Operations
Consolidated Statements of Operations

	Three Months Ended June 30,
(in thousands)	2025	2024
Revenue	$54	$293
Cost of revenue	26,912	20,970
Gross profit	(26,858)	(20,677)
Operating expenses
Research and development	5,004	3,317
Sales and marketing	1,873	1,782
General and administrative	14,097	17,201
Lease impairment, net	—	7,616
Loss (gain) on disposal of property, plant, and equipment	276	16
Total operating expenses	21,250	29,932
Loss from operations	(48,108)	(50,609)
Change in fair value of notes payable, warrant liabilities, and derivative call options	(46,078)	(7,245)
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	(5,150)	(332)
Loss on settlement of notes payable	(22,458)	(46,978)
Loss on settlement of related party notes payable	(1,860)	—
Interest expense	(812)	(1,719)
Related party interest expense	—	(1,506)
Other income (loss), net	(210)	(292)
Loss before income taxes	(124,676)	(108,681)
Income tax expense	—	(4)
Net loss	$(124,676)	$(108,685)

Consolidated Statements of Operations

	Six Months Ended June 30,
(in thousands)	2025	2024
Revenue	$370	$295
Cost of revenue	48,293	41,657
Gross profit	(47,923)	(41,362)
Operating expenses
Research and development	11,423	10,005
Sales and marketing	4,502	4,256
General and administrative	27,771	31,049
Lease impairment, net	—	7,616
Loss (gain) on disposal of property, plant, and equipment	320	(71)
Total operating expenses	44,016	52,855
Loss from operations	(91,939)	(94,217)
Change in fair value of notes payable, warrant liabilities, and derivative call options	5,380	20,640
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	(5,427)	(339)
Loss on settlement of notes payable	(38,378)	(58,381)
Loss on settlement of related party notes payable	(3,040)	(14,295)
Interest expense	(3,114)	(3,944)
Related party interest expense	—	(6,600)
Other income (loss), net	1,574	238
Loss before income taxes	(134,944)	(156,898)
Income tax expense	(10)	(4)
Net loss	$(134,954)	$(156,902)
Revenue (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$54	$293	$(239)	(81.6)%
Revenue decreased by $0.2 million for the three months ended June 30, 2025, compared to the same period in 2024. Automotive sales revenue was zero million for the three months ended June 30, 2025 compared to $0.3 million for the same period in 2024. Automotive leasing revenue was $0.1 million for the three months ended June 30, 2025 compared to an insignificant amount for the same period in 2024. Additionally, one vehicle was delivered during the three months ended June 30, 2025, compared to three for the same period in 2024. The vehicle delivered in the current period was sold under an arrangement that was combined with a co-creation agreement and accounted for as a single arrangement. As a result, no automotive sales revenue was recognized for this delivery, and the related consideration was presented net of co-creation fees in marketing expense.
Revenue (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$370	$295	$75	25.4%
Revenue increased by $0.1 million for the six months ended June 30, 2025, compared to the same period in 2024. Automotive sales revenue was $0.0 million for the six months ended June 30, 2025 compared to $0.3 million for the same period in 2024. Automotive leasing revenue was $0.4 million for the six months ended June 30, 2025 compared to an insignificant amount for the same period in 2024. Additionally, two vehicle was delivered during the six months ended June 30, 2025, compared to three for the same period in 2024. Additionally, two vehicles were delivered during the six months ended June 30, 2025, compared to three in the same period in 2024. One of the vehicles delivered in the current period was sold under an arrangement that was combined with a co-creation agreement and accounted for as a single arrangement. As a result, no automotive sales revenue was recognized for this delivery, and the related consideration was presented net of co-creation fees in marketing expense.
Cost of Revenue (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Cost of revenue	$26,912	$20,970	$5,942	28.3%
Cost of revenue increased by $5.9 million for the three months ended June 30, 2025, compared to the same period in 2024. This increase was primarily driven by higher depreciation expenses as equipment, an increase in inventory reserves, and expenses related to FF ieFactory California lease agreement, which commenced in late 2023, and the collateralized loan financing, initiated in 2024.
During the three months ended June 30, 2025, we continued expanding our production capabilities to include both luxury and more affordable electric vehicles. This strategic shift, aligned with broader market demand, is expected to increase fixed cost allocations to cost of revenues as new equipment is placed into service. We remain focused on optimizing production efficiencies and preparing the FF ieFactory California facility for planned new product lines.
For the three months ended June 30, 2025, U.S. tariffs on electric vehicle components imported from China did not have a material impact on the Company’s cost of goods sold. This was primarily due to the Company’s low production volume and the utilization of existing inventory that was procured prior to recent tariff adjustments. However, as production scales and the Company sources a greater volume of materials subject to current tariff rates, these duties may increase per-unit build costs in future periods. Management continues to monitor trade developments and assess sourcing strategies to mitigate potential cost escalation.
Cost of Revenue (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Cost of revenue	$48,293	$41,657	$6,636	15.9%
Cost of revenue increased by $6.6 million for the six months ended June 30, 2025, compared to the same period in 2024. This increase was primarily driven by higher depreciation expenses as equipment, an increase in inventory reserves, and expenses related to FF ieFactory California lease agreement, which commenced in late 2023, and the Collateralized Loan financing, initiated in 2024.
During the six months ended June 30, 2025, we continued expanding our production capabilities to include both luxury and more affordable electric vehicles. This strategic shift, aligned with broader market demand, is expected to increase fixed cost allocations to cost of revenues as new equipment is placed into service. We remain focused on optimizing production efficiencies and preparing the FF ieFactory California facility for planned new product lines.
For the six months ended June 30, 2025, U.S. tariffs on electric vehicle components imported from China did not have a material impact on the Company’s cost of goods sold. This was primarily due to the Company’s low production volume and the utilization of existing inventory that was procured prior to recent tariff adjustments. However, as production scales and the Company sources a greater volume of materials subject to current tariff rates, these duties may increase per-unit build costs in future periods. Management continues to monitor trade developments and assess sourcing strategies to mitigate potential cost escalation.
Research and Development (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Research and development	$5,004	$3,317	$1,687	50.9%
R&D expense increased by $1.7 million for the three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily driven by a $2.8 million increase in salary and headcount costs, as well as a $0.4 million increase in technology infrastructure to support product development and collaboration tools. These increases were partially offset by a $1.9 million reduction in other R&D-related IT costs as part of cost management initiatives.

Current R&D efforts are primarily focused on supporting the development and production readiness of the SuperOne vehicle. As the Company transitions from an R&D-intensive phase to one focused on commercialization, resources are being strategically reallocated from R&D to manufacturing. This includes coordination with the flexible production line at our Hanford facility, which is being configured to support scalable manufacturing across multiple vehicle variants.

While internal R&D activity has begun to normalize, we continue to advance key initiatives through a combination of targeted internal development and expanded collaboration with external technology partners. In addition, we are broadening our EV technology roadmap to include more affordable platforms, enabling us to address both luxury and accessible segments in line with industry trends.
Research and Development (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Research and development	$11,423	$10,005	$1,418	14.2%
R&D expense increased by $1.4 million for the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily driven by a $2.5 million increase in salaries and headcount costs and a $2.4 million increase resulting from lower allocations to cost of revenue in 2025. These increases were partially offset by a $3.5 million decrease in information technology expenses. Overall, these shifts resulted in more expenses remaining in the R&D category this year.
Our current R&D activities are heavily focused on supporting the engineering, design, and production readiness of the SuperOne vehicle. As the Company transitions from a development phase to production, R&D resources are being strategically directed toward finalizing the SuperOne platform and preparing for scalable manufacturing. This includes coordination with the flexible production line at the Hanford facility, which is designed to accommodate multiple vehicle variants.

While overall R&D spending is beginning to moderate, we continue to leverage a combination of internal capabilities and external partnerships to sustain innovation efficiently. We are also broadening our technology portfolio to include more accessible EV platforms, allowing us to serve both luxury and broader market segments in alignment with evolving industry demand.
Sales and Marketing (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Sales and marketing	$1,873	$1,782	$91	5.1%
Sales and marketing expense increased by $0.1 million for the three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily driven by a $1.0 million rise in marketing expenses related to the promotion of the new FX line and a $0.1 million increase in professional service costs. These increases were partially offset by a $0.8 million reduction in rent and a $0.3 million decrease in compensation costs.
Although headcount in the sales and marketing function has been reduced, the Company continues to scale its outreach through a Co-Creation strategy that engages high-profile influencers, industry pioneers, and social media personalities. This model allows us to extend brand awareness efficiently by integrating key stakeholders into the vehicle launch process and public-facing campaigns.

We also held VIP experiences and participated in high-impact industry events to generate media coverage and drive customer engagement. These efforts helped increase brand visibility and contributed to a rise in customer reservations. This lean, targeted approach has allowed us to maintain a strong marketing presence while optimizing internal cost structure.

Sales and Marketing (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Sales and marketing	$4,502	$4,256	$246	5.8%
Sales and marketing expense increased by $0.2 million for the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily driven by a $1.7 million rise in marketing expenses related to the promotion of the new FX line and a $0.2 million increase in compensation costs, despite a reduction in sales and marketing personnel. These increases were partially offset by a $1.3 million reduction in rent.
The Company continues to execute an efficient marketing strategy by leveraging its Co-Creation model, which engages industry pioneers, high-profile influencers, and social media personalities to promote the brand. This collaborative approach enables us to extend our marketing reach and generate visibility across key customer segments with lower internal resources.
In addition, we hosted targeted launch events, VIP showcases, and participated in major automotive industry exhibitions. These immersive experiences contributed to growing customer interest and increased vehicle reservations, particularly for the FX line. The combination of external partnerships and digital engagement has allowed us to maintain brand momentum while controlling costs
General and Administrative (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
General and administrative	$14,097	$17,201	$(3,104)	(18.0)%
General and administrative expense decreased by $3.1 million for the three months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily driven by a $2.9 million reduction in insurance costs—mainly due to lower directors and officers’ insurance premiums—a $3.5 million increase in allocation to cost of goods sold, and a $2.5 million decrease in operating consumables. These reductions were partially offset by a$2.1 million increase in compensation and a $1.7 million increase in general expenses.
This net decrease reflects the impact of our ongoing cost-optimization initiatives aimed at increasing administrative efficiency. Key measures included renegotiating vendor contracts, consolidating office space to reduce occupancy expenses, and restructuring elements of our workforce. These actions have allowed us to lower baseline overhead while maintaining necessary investments in personnel, advisors, and infrastructure critical to executing on our operational and strategic priorities.
General and Administrative (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
General and administrative	$27,771	$31,049	$(3,278)	(10.6)%
General and administrative expense decreased by $3.3 million for the six months ended June 30, 2025, compared to the same period in2024. The decrease was primarily driven by a $5.8 million reduction in insurance costs—mainly due to lower directors and officers’ insurance premiums—a $4.3 million reduction in allocation to cost of goods sold, and a $0.8 million decrease in information technology expenses. These reductions were partially offset by a $4.8 million increase in compensation and a $1.3 million increase in professional service fees.
This net decrease reflects the continued impact of our cost-optimization initiatives aimed at improving the efficiency of general and administrative operations. Key actions during the period included renegotiating vendor agreements, consolidating office space to lower occupancy costs, and restructuring portions of our workforce. These measures have allowed us to reduce overhead in areas such as insurance and IT, while preserving investment capacity for critical personnel and external advisors supporting the Company’s core business objectives.

Lease Impairment, net (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Lease impairment, net	$—	$7,616	$(7,616)	NM*
NM = not meaningful
During the three months ended June 30, 2024, we recorded a $7.6 million impairment loss related to lease right-of-use (“ROU”) assets. This loss was associated with our decision to exit a leased store facility, a research facility, and an administrative office in China. These actions were part of broader efforts to negotiate early lease terminations with landlords and streamline our global footprint.
Lease Impairment, net (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Lease impairment, net	$—	$7,616	$(7,616)	NM*
NM = not meaningful
During the six months ended June 30, 2024, we recorded a $7.6 million impairment loss related to lease right-of-use (“ROU”) assets. This loss resulted from moving out of a leased store facility, a leased research facility, and an administrative facility in China, as we worked with landlords to negotiate the related lease terminations.

Loss (gain) from disposal of property, plant and equipment (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Loss (gain) on disposal of property, plant, and equipment	$276	$16	$260	1625.0%
Loss (gain) on disposal of property, plant, and equipment increased by approximately $0.3 million for the three months ended June 30, 2025, compared to the same period in 2024. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.
Loss (gain) from disposal of property, plant and equipment (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Loss (gain) on disposal of property, plant, and equipment	$320	$(71)	$391	(550.7)%
Loss (gain) on disposal of property, plant, and equipment increased by approximately $0.3 million for the six months ended June 30, 2025, compared to the same period in 2024. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.
Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$(46,078)	$(7,245)	$(38,833)	536.0%
During the three months ended June 30, 2025 we recognized an aggregate day-one loss of $12.5 million related to the initial measurement of SPA Portfolio Notes, Warrants and Incremental Warrants. By contrast, during the same period in 2024, these instruments were calibrated to the cash proceeds received and did not result in a day-one loss. The 2025 loss was further impacted by $31.8 million loss from subsequent fair value remeasurement. The re-measurement was primarily driven by increases in the Company’s stock price during the period compared to preceding three month. However, the increase in the total monetary impact was attributable to the following factors. During the three months ended June 30, 2025 we recognized a $8.7 million loss from the change in fair value of the Incremental Warrants. There was no comparable instrument outstanding during the three months ended June 30, 2024. During the three months ended June 30, 2025 we recognized a $14.3 million loss from the change in fair value of the SPA Portfolio warrants compared to a $0.2 million gain during the same period in 2024. This increase was largely driven by the year-over-year growth in the number of SPA Portfolio warrants outstanding. Beginning in the second half of 2024, we began issuing SPA Portfolio warrants equal to 100% of the shares issuable upon conversion of the aggregate principal amount of the applicable SPA Portfolio Note, significantly increasing the number of warrants outstanding year over year. As of June 30, 2025 there were 52,596,811 SPA Portfolio third party warrants outstanding compared to 13,355 outstanding as of June 30, 2024.
During the three months ended June 30, 2024, the fair value of our outstanding notes and warrants were revalued at higher values than in the preceding three month period due to pricing inputs that use the market price of our Common Stock and debt discount rate, which experienced a relative increase.

Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$5,380	$20,640	$(15,260)	(73.9)%
During the six months ended June 30, 2025 we recognized an aggregate day-one loss of $36.1 million related to the initial measurement of SPA Portfolio Notes, Warrants and Incremental Warrants. By contrast, during the same period in 2024, these instruments were calibrated to the cash proceeds received and did not result in a day-one loss. This loss was offset by a $43.7 million net gain from subsequent remeasurement. Our outstanding notes and warrants were remeasured at predominantly lower fair values due to pricing inputs that use the market price of our Common Stock, which experienced a decline during the period. The fair value of the SPA Portfolio Notes and associated warrants is influenced by the relationship between the Company’s stock price and the applicable conversion or exercise prices. As of June 30, 2025, the stock price was $1.68, compared to a weighted average conversion price of $1.225 for the SPA Portfolio Notes and warrant exercise prices ranging from $1.16 to $1.464. While these instruments remained in-the-money, the narrowing spread relative to December 31, 2024—when the stock price was $2.43 — reduced their intrinsic value. This decline in intrinsic value contributed to the decrease in fair value and the resulting net gains recognized during the period. Specifically, during the six months ended June 30, 2025 we recognized a $23.6 million net gain from the change in fair value of the Incremental Warrants. There was no comparable instrument outstanding during the six months ended June 30, 2024. During the six months ended June 30, 2025 we recognized a $7.1 million net gain from the change in fair value of the SPA Portfolio Note warrants compared to a zero net gain during the same period in 2024. This increase was largely driven by the year-over-year growth in the number of SPA Portfolio Note warrants outstanding. Beginning in the second half of 2024, we began issuing SPA Portfolio Note warrants equal to 100% of the shares issuable upon conversion of the aggregate principal amount of the applicable SPA Portfolio Note, significantly increasing the number of warrants outstanding year over year. As of June 30, 2025 there were 52,596,811 SPA Portfolio third party warrants outstanding compared to 13,355 outstanding as of June 30, 2024.
During the six months ended June 30, 2024, the fair value of our outstanding notes and warrants were revalued at lower values than in the preceding six month periods. Our outstanding notes and warrants were remeasured at predominantly lower fair values due to pricing inputs that use the market price of our Common Stock and debt discount rate, which have experienced a decline.

Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	$(5,150)	$(332)	$(4,818)	1451.2%
The Change in fair value of related party notes payable, warrant liabilities, and derivative call options increased by $4.8 million for the three months ended June 30, 2025, when compared with the same period in 2024. Significant driving factors include (1) an increase in related party activity, such as issuance and conversion of the related party 2025 March Unsecured SPA Notes, warrants, and Incremental Warrants and (2) the recognition of day-one losses upon the issuance of related party 2025 March Unsecured SPA Notes and associated instruments. During the three months ended June 30, 2025 we issued $3.0 million of related party SPA Portfolio Notes. Upon issuance the Company recognized a day-one loss of $2.3 million, as the combined fair value of the SPA Portfolio Note, SPA Portfolio Note Warrant, and Incremental Warrant exceeded the cash proceeds received. These issuance-date losses were further increased by a $2.7 million loss from the remeasurement of related party notes payable, related party warrant liabilities, and related party Incremental Warrants as of June 30, 2025. The fair value of our related party instruments increased during the period ended June 30, 2025, primarily due to a 48.7% increase in our Class A Common Stock price over the quarter.
There was not significant related party debt outstanding or activity during the three months ended June 30, 2024.
Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	$(5,427)	$(339)	$(5,088)	1500.9%
The Change in fair value of related party notes payable, warrant liabilities, and derivative call options increased by $5.1 million for the six months ended June 30, 2025, when compared with the same period in 2024. Significant driving factors include (1) an increase in related party activity, such as issuance and conversion of the related party 2025 March Unsecured SPA Notes, warrants, and Incremental Warrants and (2) the recognition of day-one losses upon issuance of related party 2025 March Unsecured SPA Notes and associated instruments. We issued $4.6 million of related party SPA Portfolio Notes during the six months ended June 30, 2025. Upon issuance the Company recognized a day-one loss of $3.4 million, as the combined fair value of the SPA Portfolio Note, SPA Portfolio Note Warrant, and Incremental Warrant exceeded the cash proceeds received. These issuance-date losses were further increased by $1.8 million loss from the remeasurement of related party notes payable, related party warrant liabilities, and related party Incremental Warrants as of June 30, 2025. The fair value of our related party instruments increased during the period ended June 30, 2025, primarily due to a 33% in our Class A Common Stock price over the period since the first issuance of 2025 March Unsecured SPA Notes to related parties in March 2025.
There was not significant related party debt activity during the six months ended June 30, 2024.
Loss on Settlement of Notes Payable (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Loss on settlement of notes payable	$(22,458)	$(46,978)	$24,520	(52.2)%
The $24.5 million decrease in Loss on settlement of notes payable for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily driven by a lower effective conversion ratio. The notes converted during the three months ended June 30, 2025 predominantly carried a 10% interest rate and did not include an interest make-whole provision. In contrast, the notes converted during the same period in 2024 bore a 15% interest rate and included an interest make-whole through maturity. The interest make-whole provision, which was eliminated pursuant to the Waiver Agreements entered into on August 2, 2024, and higher interest rate resulted in a greater number of shares being issued per dollar of principal converted during the three months ended June 30, 2024. As a result, the 2024 conversions generated a higher loss on settlement compared to 2025.

Loss on Settlement of Notes Payable (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Loss on settlement of notes payable	$(38,378)	$(58,381)	$20,003	(34.3)%
The $20.0 million decrease in Loss on settlement of notes payable for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily driven by a lower effective conversion ratio. The notes converted during the six months ended June 30, 2025 predominantly carried a 10% interest rate and did not include an interest make-whole provision. In contrast, the notes converted during the same period in 2024 bore a 15% interest rate and included an interest make-whole through maturity. The interest make-whole provision, which was eliminated pursuant to the Waiver Agreements entered into on August 2, 2024, and higher interest rate resulted in a greater number of shares being issued per dollar of principal converted during the six months ended June 30, 2024. As a result, the 2024 conversions generated a higher loss on settlement compared to 2025.
Loss on Settlement of Related Party Notes Payable (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Loss on settlement of related party notes payable	$(1,860)	$—	$(1,860)	—%
During the three months ended June 30, 2025 a related party converted a $2.1 million note in exchange for 2,017,794 shares of our Class A Common Stock. We recognized a $1.9 million Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt instrument. There were no related party debt conversions during the three months ended June 30, 2024.
Loss on Settlement of Related Party Notes Payable (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Loss on settlement of related party notes payable	$(3,040)	$(14,295)	$11,255	(78.7)%
During the six months ended June 30, 2025 a related party converted various notes with an aggregate principal of $3.6 million in exchange for 3,370,561.00 shares of our Class A Common Stock. We recognized a $3.0 million Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt. instrument.
During the six months ended June 30, 2024 we recognized a $14.1 million loss on related party notes related to interest, penalties, and principal increases resulting from our breach of the agreement with Chongqing Leshi Small Loan Co., Ltd. (“Chongqing”), as discussed in Note 8, Related Party Transactions in the notes to the Unaudited Condensed Consolidated Financial Statements. There was no breach of our agreement with Chongqing during the six months ended June 30, 2025 and 2024.
Interest Expense (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Interest expense	$(812)	$(1,719)	$907	(52.8)%
Interest expense decreased by approximately $0.9 million for the three months ended June 30, 2025, compared to the same period in 2024. This decrease primarily reflects the allocation of interest expense between reporting quarters, partially offset by higher interest costs associated with our financial obligations related to the FF ieFactory California manufacturing facility in Hanford, California. The interest expense on this financing obligation increases over time under the effective interest method, as the principal balance remains outstanding until maturity, with capitalized tenant improvement costs funded by a third party also increasing the carrying amount of the liability.

Interest Expense (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Interest expense	$(3,114)	$(3,944)	$830	(21.0)%
Interest expense decreased by approximately $0.9 million for the six months ended June 30, 2025, compared to the same period in 2024. This decrease was primarily due to interest expense allocated to construction in progress, partially offset by higher interest costs associated with our financial obligations related to the FF ieFactory California manufacturing facility in Hanford, California. The interest expense on this financing obligation increases over time under the effective interest method, as the principal balance remains outstanding until maturity, with capitalized tenant improvement costs funded by a third party also increasing the carrying amount of the liability.
Related Party Interest Expense (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Related party interest expense	$—	$(1,506)	$1,506	(100.0%)
Related party interest expense decreased by $1.5 million for the three months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily driven by our default in the first quarter of 2024 on the loan with our related party lender, Chongqing, which triggered retroactive interest charges and penalties under the prior agreement. Under the revised loan agreement, no interest is incurred unless the Company defaults.
Related Party Interest Expense (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Related party interest expense	$—	$(6,600)	$6,600	(100.0%)
Related party interest expense decreased by $6.6 million for the six months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily driven by our default in the first quarter of 2024 on the loan with our related party lender, Chongqing, which triggered retroactive interest charges and penalties under the prior agreement. Under the revised loan agreement, no interest is incurred unless the Company defaults.
Other Expense, net (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Other income (loss), net	$(210)	$(292)	$82	(28.1%)
Other loss, net decreased by approximately $0.1 million for the three months ended June 30, 2025, compared to the same period in 2024. During 2025, the U.S. dollar’s continued strengthening against the Chinese yuan (CNY) resulted in a foreign currency transaction loss within Other income (loss), net. However, the extent of the dollar's appreciation was less than in 2024, leading to a smaller foreign currency transaction loss and contributing to the overall reduction in Other income (loss), net.
Other Expense, net (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Amount	%
Other income (loss), net	$1,574	$238	$1,336	561.3%
Other income, net increased by $1,336 for the six months ended June 30, 2025, compared to the same period in 2024. During 2025, the U.S. dollar’s continued strengthening against the Chinese yuan (CNY) resulted in a foreign currency transaction loss within Other income, net. However, the extent of the dollar's appreciation was less than in 2024, leading to a smaller foreign currency transaction loss and contributing to the overall reduction in Other income, net.
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
Capital Investment, SPA Portfolio Notes, and Future Equity Plans
We have and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of our electric vehicle platform, development of vehicle models, finalizing the build out of the FF ieFactory California manufacturing facility, and capital raising. We have incurred cumulative losses from operations, negative cash flows from operating activities, and we have an accumulated deficit of $4,449.3 million, an unrestricted cash balance of $13.2 million and a negative working capital position of $146.0 million as of June 30, 2025.
During 2023, we commenced deliveries of the FF Series, specifically the FF 91 model, to customers. We are currently manufacturing the FF 91 with plans to manufacture FF 92 models within the FF Series. We have launched the FX Series, beginning with the SuperOne model, and is accepting pre-orders. We are preparing to initiate full-scale, series production of the FX Series, including the SuperOne, for commercial sale, as distinct from prototype builds or validation units. We expect to continue to incur significant operating losses for the foreseeable future.
The Company has funded its operations and capital needs primarily through the issuance of notes payable and related party notes payable convertible notes (see Note 7, Notes Payable and Note 8, Related Party Transactions), and the sale of common stock. Substantial doubt exists about the Company’s ability to continue as a going concern; however, management plans to continue funding operations through these means.
Debt Commitments under SPA Portfolio Notes and Other Notes
SPA Portfolio Notes: We have issued various financing arrangements collectively known as the SPA Portfolio Notes. These are categorized as follows: (i) Secured SPA Notes; (ii) 2023 Unsecured SPA Notes; (iii) Junior Secured SPA Notes; (iv) 2024 Unsecured SPA Notes (v) and 2025 March Unsecured SPA Notes. As of June 30, 2025, the SPA Portfolio Notes were in good standing.
Pursuant to the SPA Portfolio Notes commitments (collectively the “SPA Commitments”) (see Note 7, Notes Payable and Note 8, Related Party Transactions), we obtained commitments from several investors. As of June 30, 2025, the SPA Commitments totaled $655.5 million, of which $449.3 million was funded, $206.2 million remained to be funded, and $33.3 million in principal was outstanding. As of June 30, 2025, Optional Commitments (including incremental warrants) under the SPA Commitments totaled $467.0 million, of which $60.9 million was funded, $406.1 million remained to be funded, and $10.0 million was outstanding. Of these amounts, $189.2 million of SPA Commitments and $305.1 million of Optional Commitments expired unfunded after June 30, 2025, but prior to issuance of these financial statements. The remaining amounts to be funded as of June 30, 2025 are subject to the achievement of delivery milestones, satisfaction of closing conditions, resolving disputes with investors, and satisfaction or waiver of other conditions, including for a portion of such financing an effective registration statement for the shares underlying the applicable notes.
We may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional incremental convertible senior secured note purchasers under the SPA Commitments or other debt or equity financing in a timely manner, on acceptable terms, or at all.

Subsequent to June 30, 2025, we entered into an $82.0 million financing agreement and raised approximately $45.7 million in gross proceeds from SPA Portfolio Notes financings and $1.4 million from warrant exercises (see Note 16 Subsequent Events) for details. While these transactions partially address our short-term liquidity needs, substantial doubt continues to exist regarding our ability to continue as a going concern.
Other Financing Arrangements and Related Party Notes: Additional financing is provided via convertible debt instruments, equipment financing arrangements, and related party notes that support our operations and capital expenditures. As of June 30, 2025, all notes were in good standing.
Standby Equity Purchase Agreement, At-The-Market Offering, and Equity Issuance Constraints
Standby Equity Purchase Agreement
On November 11, 2022, we entered into the SEPA, which expires in November 2025. Under the terms of the SEPA, we may, at our option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate at our option) of Class A Common Stock to Yorkville, subject to certain limitations. As of June 30, 2025, we had the right to issue and sell up to an additional $192.5 million, or $342.5 million if we exercise our option under the SEPA.
At-The-Market Offering
On September 26, 2023, we entered into a sales agreement with Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., A.G.P./Alliance Global Partners, Wedbush Securities Inc. and Maxim Group LLC, as sales agents, to sell shares of Class A Common Stock, from time to time, with aggregate gross sales proceeds of up to $90.0 million pursuant to the Registration Statement as an “at-the-market” offering under the Securities Act (the “ATM Program”). Under applicable SEC rules and regulations, because the Company failed to timely file its Form 10-K for the year ended December 31, 2023, as well as its Form 10-Qs for the quarters ended March 31, 2024 and June 30, 2024, the Company was previously ineligible to access the ATM Program. However, as of August 1, 2025, the Company regained eligibility to access the ATM Program.
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
Capital Needs, FX Series Production, and Bankruptcy Risk
We project that we will require substantial additional funds to continue operations and support production of the FF 91, and our FX Series of vehicles. If additional capital is not secured, we will not have sufficient resources to meet our obligations and continue operations, which could result in bankruptcy protection and asset liquidation, with equity holders receiving little to no recovery. However, the anticipated start of FX Series production is expected to generate new revenue streams and enhance operational performance, thereby partially mitigating near-term cash flow pressures. However, if additional capital is not secured, we will not have sufficient resources to meet our obligations and continue operations, which could result in bankruptcy protection and asset liquidation, with equity holders receiving little to no recovery.
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
In addition, elevated U.S. import tariffs on electric vehicle components sourced from China could increase our future manufacturing costs as production of the FX Series and other future vehicle models are introduced. While tariffs did not materially impact cost of goods sold for the six months ended June 30, 2025, due to limited production volume, continued reliance on China-based suppliers may contribute to higher input costs, pressure gross margins, and increase the Company's future funding needs.
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
Sources of Liquidity
As of June 30, 2025, our principal source of liquidity was cash on hand totaling $13.2 million, which was held for working capital and general corporate purposes. We also have access to various sources of additional capital, including the SEPA and the SPA Commitments. Our ability to access these sources of capital and further information on amounts available is discussed in Note 2, Liquidity and Capital Resources and Going Concern, of the notes to the Consolidated Financial Statements included in this Form 10-Q.
Significant Related Party Notes Payable and Notes Payable Facilities
We have been significantly funded by notes payable from related parties and third parties. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by our founder and Chief Product and User Ecosystem Officer (who, in April 2025, became Global Co-CEO). Effective August 13, 2025, during the pendency of the SEC investigation, Mr. Jia was temporarily excluded from oversight of the finance, legal, accounting, and public reporting functions (see Note 16). For more information on the outstanding related party notes payable and notes payable as well as the related schedules of maturities, see Note 7, Notes Payable, and Note 8, Related Party Transactions, of the notes to the Consolidated Financial Statements included in this Form 10-Q.
Notes payable with third parties and related parties are summarized in the following tables as of June 30, 2025, including contractual maturities, stated interest rates, unpaid principal balances, fair value adjustments, original issue discounts (including amounts allocated to warrants), and net carrying values.
Most of our notes payable are measured under the fair value option, with changes in fair value recorded in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Because these instruments are carried at fair value, no effective interest rate is presented. While the SPA Portfolio Notes bear stated interest rates of 10% or 15%, our effective cost of capital is substantially higher. Each SPA Portfolio Note permits settlement in shares at a value exceeding the stated principal and accrued interest. In addition, each holder receives an SPA Portfolio Warrant, and certain holders receive an Incremental Warrant. These features significantly increase the effective cost of capital beyond the stated rates. The financial impact of the SPA Portfolio Notes is reflected in changes in fair value and losses on extinguishment, as presented in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

.
Third-Party Notes Payable (June 30, 2025)

(in thousands)	Contractual Maturity Date	Contractual Interest Rates			Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
2023 Unsecured SPA Notes	June 2032	10%	-	15%	5,000	39	(500)	4,539
2024 Unsecured SPA Notes	Various through January 2030	10%			18,299	8,683	(16,973)	10,009
March 2025 Unsecured SPA Notes	Various dates in 2030	10%			17,320	2,870	(10,893)	9,297
Notes payable – China other	Due on Demand	—%			4,188	—	—	4,188
					$44,807	$11,592	$(28,366)	$28,033

Notes payable, current								$4,188
Notes payable, long-term portion								$23,845
Related Party Notes Payable (June 30, 2025)

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
2025 March Unsecured SPA Notes	Various dates in 2030	10.0%	$1,463
Notes Payable — China	April 2027	18.0%	4,271
Notes Payable on Demand — China	Due on Demand	—%	419
FFGP Note	Various 2024	4.27%	1,250
Convertible FFGP Note	May 2024	4.27%	85
Other Notes	Due on Demand	12.0%	75
			$7,563

Related party notes payable, current			$4,342
Related party notes payable, long-term			$3,221

Cash Flow Analysis

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(43,608)	$(29,091)
Investing activities	$(5,007)	$(271)
Financing activities	$55,052	$26,715
Effect of exchange rate changes on cash and restricted cash	$(350)	$(1)
Operating Activities
We continue to experience negative operating cash flows as we advance the design and development of our vehicles and expand our infrastructure in both the United States and China. Our operating cash flows are significantly affected by fluctuations in working capital components, including changes in personnel expenses, accounts payable, accrued interest, other current liabilities, deposits, and current assets. For the six months ended June 30, 2025, net cash used in operating activities was $43.6 million, compared to $29.1 million for the same period in 2024, reflecting a $14.5 million increase in cash outflows.
Net Loss: The reduction of $21.9 million in Net loss is an improvement in 2025 compared to the same period in 2024; however, this figure includes various non-cash transactions that are excluded when calculating cash flow from operating activities.
Non-cash adjustments: Non-cash adjustments decreased by $12.0 million for the six months ended June 30, 2025 compared to the same period in 2024. This decrease was comprised of a $20.0 million increase in Loss from settlement of notes payable, a $15.3 million decrease in fair value adjustments on Change in fair value of notes payable, warrant liabilities, and derivative call options, decrease in Loss from settlement of related party notes payable, and a $7.6 million decrease in Loss from settlement of related party notes payable. These adjustments were partially offset by a $15.3 million decrease in fair value adjustments on Change in fair value of notes payable, warrant liabilities, and derivative call options, a $5.1 million increase in Change in fair value of related party notes payable and related party warrant liabilities and a $3.8 million inventory reserve adjustment. As these adjustments do not represent actual cash changes, they are disclosed for reconciliation purposes consistent with the cash flow statement.
Changes in working capital: Changes in working capital decreased by $23.8 million for the six months ended June 30, 2025 compared to the same period in 2024. For the six months ended June 30, 2025, changes in working capital included unfavorable shifts in our operating assets and liabilities. Notable contributors to the change were a $4.9 million change in Inventory balances, a $5.9 million change in Deposits, a $5.2 million change in Accrued related party interest expense, and a $8.1 million change in Accounts payable. These were partially offset by a $3.6 million change in Accrued expenses and other current and non-current liabilities. While these figures are detailed in the cash flow statement, they underscore the critical role that effective working capital management has played in reducing our operating cash outflows. The reductions in cash outlays for working capital purposes result from our cost-saving and cash management measures.
Investing Activities
Net cash used in investing activities was $5.0 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by capitalized Hanford facility improvements funded by a third party, which were accounted for as both additions to property and equipment and a corresponding financing obligation. Although the Company continues to manage through liquidity constraints, these improvements contributed to the higher level of investing activity reported for the period.
Financing Activities
Amid a challenging financing environment, we are actively seeking strategic opportunities to boost our cash reserves and support growth using a mix of convertible loans and non-convertible funding. For the six months ended June 30, 2025, financing activities provided a net cash inflow of $55.1 million, compared to a net cash inflow of $26.7 million for the same period in 2024—an increase of $28.3 million. The improvement reflects the Company’s continued ability to secure financing despite a challenging capital markets environment. In 2025, proceeds from notes payable were $48.6 million, up by $24.7 million from $23.9 million in 2024. Our proceeds from related party notes payable increased to $4.6 million in 2025 from $3.0 million in 2024, an increase of $1.6 million. Moreover, financing proceeds from other financial obligations transactions totaled $4.4 million for the six months ended June 30, 2025, compared to no similar proceeds for the six months ended June 30, 2024.

In addition to cash-based financing activities, during the six months ended June 30, 2024, we reduced debt through the conversion of notes payable with fair value of approximately $35.6 million into equity. We also issued Common Stock warrants with fair value of approximately $33.4 million in connection with financing transactions. While these transactions did not involve cash inflows or outflows, they form part of our overall financing strategy by reducing outstanding debt in the case of conversions and providing potential future equity proceeds through warrant exercises.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The exchange rates effect on cash and restricted cash was $0.4 million and zero for the six months ended June 30, 2025 and 2024, respectively. The effects of exchange rate changes on cash and restricted cash result from fluctuations on the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Yuan. Fluctuations in exchange rates against the U.S. Dollar may positively or negatively affect our operating results.
Off-Balance Sheet Arrangements
We did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, we did not have any off-balance sheet arrangements as of June 30, 2025 and 2024.
Critical Accounting Estimates
The preparation of our Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025 and 2024, in accordance GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of expenses during the reporting period. Management bases these estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Security Exchange Commission's (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including its Global Co-CEO Matthias Aydt and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Global Co-CEO Matthias Aydt and CFO ( principal executive officer and principal financial and accounting officer, respectively) have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025, due to the material weaknesses in the Company’s internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s Global Co-CEO Matthias Aydt and CFO, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, due to the material weaknesses described below, the Company concluded that the system of internal control over financial reporting was not effective.
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
Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting
The Company remains committed to addressing material weaknesses in internal control over financial reporting and strengthening its overall control environment.
•The Company has added and will continue to add finance and accounting personnel, including hiring a Senior Manager of Risks and Internal Controls in Q2 2025. Reporting directly to the CFO, this role serves as the internal point of contact for ICFR remediation and collaborates with the consulting firm to design, remediate, and implement enhanced controls;
•The Company has implemented and is continuing to develop new accounting policies and procedures;
•The Company has installed and is configuring an IT system to support financial statement preparation, improve interdepartmental communication, and establish adequate structure, accountability, and segregation of duties;
•The Company has implemented and is continuing to develop enhanced controls over related party transactions, including regular attestations; and
•The Company adopted an Insider Investment Reporting Policy to strengthen internal oversight of related party transactions.
Our remediation activities are ongoing in 2025 and are expected to extend into 2026. There have been substantial changes to the composition of the Board of Directors as a result of the governance settlement entered into between the Company and FF Global, as well as substantial turnover in key management personnel, including accounting, legal and compliance personnel, which could impact its ability to implement the above-described remedial measures. The Company has engaged an external firm in May 2025 to assist with evaluating, designing, and implementing enhancements to its internal controls as part of its ongoing remediation efforts.
The Company has or is planning to put in place processes and controls to mitigate the risks associated to enhance oversight and corporate governance, including but not limited to:
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
•The Company hired a Compliance Officer (Deputy General Counsel) in March 2023 to support its compliance efforts. Following this individual’s departure in July 2025, the Company continues to assess the need for a Chief Compliance Officer who would report on a dotted line to the Chair of the Audit Committee, and
•In May 2025, the Company engaged an external firm to assist with evaluating, designing, and implementing enhancements to its internal controls. The firm works closely with the Senior Manager of Risks and Internal Controls and provides support for compliance reviews and internal audit functions, reporting to the Chair of the Audit Committee.

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
•Designing and implementing formal processes, accounting policies, procedures, and controls supporting certain business processes and its financial close process, including creating standard balance sheet reconciliation templates and journal entry controls assessing the reliability of reports and spreadsheets used in controls, and timely identification and accounting for expenditure cut-off;
•Designing and implementing controls to address the identification of and accounting for certain non-routine, unusual or complex transactions;
•Designing and implementing controls related to the identification and disclosure of certain arrangements and transactions with related parties;
•Continuing to implement IT systems supporting financial reporting to enhance communication, accountability, and segregation of duties; and
•Designing and implementing IT general controls, including controls over change management, the review and update of user access controls and controls over critical batch jobs and data backups.

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
The Company is working to remediate the material weaknesses as efficiently and effectively as possible. Full remediation could extend beyond December 31, 2025. At this time, the Company cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring significant costs, and will place significant demands on the Company’s financial and operational resources.
While the Company believes these efforts will remediate the material weaknesses, there is no assurance that evaluation, testing, or required remediation will be completed on time. It is also possible they may not be completed at all. The Company cannot assure that the measures that have been taken to date and may be taken in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of the Company’s internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Further turnover in key management personnel, particularly accounting, finance and legal personnel, may negatively impact the Company’s ability to implement its remediation plan. If the Company is unable to remediate its material weaknesses, the Company’s ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect the Company’s reputation and business and the market price of the Class A Common Stock. Any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of the Company’s securities and harm to the Company’s reputation and financial condition, or diversion of financial and management resources from the operation of the Company’s business. The Company remains focused on executing its remediation plan and strengthening its internal controls to support reliable financial reporting.

Changes in Internal Control Over Financial Reporting
On August 6, 2025, the Board of Directors determined that, during the pendency of the SEC investigation involving the Company and certain current and former executives, Mr. Jia will be excluded from oversight of the Company’s finance, legal, accounting, and public reporting functions (the “Governance Adjustments”). As part of these adjustments, Mr. Jia was also relieved of responsibility for providing certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These oversight responsibilities have been delegated to Mr. Matthias Aydt, who previously shared such responsibilities with Mr. Jia. The Governance Adjustments became effective on August 13, 2025.
Except for the changes described above, there have been no changes in internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Except as described below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025. The following additional risk factor should be considered in conjunction with the risk factors disclosed in the Form 10-K.
We, our founder and Global Co-Chief Executive Officer, and our Global President, have each received a Wells Notice from the SEC contemplating a civil enforcement action, which could have a material adverse effect on our business, financial condition, results of operations, prospects, reputation, and/or our stock price.
On June 26, 2025, the Company received a “Wells Notice” from the staff of the SEC stating that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against the Company alleging violations of various anti-fraud provisions of the federal securities laws. The SEC staff informed the Company that the alleged violations of anti-fraud provisions of the federal securities laws pertain to purported false or misleading statements in connection with the Company’s 2021 PIPE and SPAC listing, relating to (i) related party transactions, and (ii) Mr. Jia’s role in the Company. An enforcement action may seek an injunction or cease-and-desist order against future violations of provisions of the federal securities laws, the imposition of civil monetary penalties, disgorgement or other equitable relief within the SEC’s authority, or any combination of the foregoing.
On June 27, 2025, Jiawei (Jerry) Wang, the Global President of the Company, received a Wells Notice from the SEC, and on June 30, 2025, YT Jia, Global Co-Chief Executive Officer, received a Wells Notice from the SEC. Each of these notices also states that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against them alleging similar violations in their individual capacities of various anti-fraud provisions of the federal securities laws detailed above. An enforcement action may seek any of the above-referenced remedies, as well as a bar from serving as an officer or director of a public company. Two other former Company employees also received Wells Notices.
A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law but is a preliminary determination by the Staff to recommend to the SEC Commissioners that a civil enforcement action or administrative proceeding be brought against the recipients. The Company and, Messrs. Jia and Wang plan to engage with the SEC Staff about why an enforcement action is not warranted. If the SEC determines to seek an enforcement action against the Company, Mr. Jia, and/or Mr. Wang, the SEC would need to proceed through a formal process, including formal court process for the director and officer bar, during which the Company, Mr. Jia and/or Mr. Wang, as applicable, could defend themselves.
We cannot predict the results of the investigation and the Wells Notice process and any corresponding enforcement action against us and/or any of the identified individuals, and the costs, timing and other potential consequences of responding and complying therewith with any certainty. If the final determination is detrimental to the Company, we may lose business cooperation with our actual and/or potential customers and vendors, and it may be more difficult for the Company to obtain additional financing on favorable terms, if at all. Further, it may become more difficult to attract and retain key members of management, our board of directors and other key employees. The investigation, including any potential SEC enforcement action, continues to be expensive and disruptive, and we are obligated to indemnify each of the individuals for their costs associated with the investigation, the Wells Notices, and any resulting litigation with the SEC or related litigation brought by other parties, which may cause financial distress to the Company. Our insurance, to the extent maintained, may not cover all claims that may be asserted against us or the specified individuals, and we are unable to predict how long the investigation and any potential SEC enforcement action will continue. In addition, because the Company depends on Messrs. Jia and Wang, the loss of their services may adversely impact the achievement of the Company’s objectives. An unfavorable outcome may have an adverse impact on our business, financial condition, results of operations, prospects, reputation and/or our stock price. In addition, Nasdaq has broad discretion and may determine to delist our securities from the Nasdaq Capital Market or other applicable trading market within the U.S. Any proceeding could also negatively impact our reputation among our stakeholders.
Item 2. Unregistered Sales Of Equity Securities, Use Of Proceeds And Issuer Purchases Of Equity Securities
Unregistered Equity Issuance – SPA Portfolio Conversions
During the six months ended June 30, 2025, the Company issued convertible promissory notes, related warrants and incremental warrants pursuant to the Securities Purchase Agreement dated March 21, 2025 (the “2025 March Unsecured SPA”). These instruments (collectively, the “2025 March Unsecured SPA Notes” and “2025 March Unsecured SPA Warrants”) form part of the Company’s broader SPA Portfolio Notes financing program. As of June 30, 2025 the Company had received $8.2 million in proceeds in advance of the third closing, which occurred on July 11, 2025. The corresponding notes are reported as outstanding as of period end.
As of the date of this report, the securities issued in connection with the second and third closings of the 2025 March Unsecured SPA Notes, related warrants, and shares underlying the Incremental Warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). These securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D and were sold exclusively to accredited investors in private placements without general solicitation or advertising.

In prior periods, the Company issued additional convertible notes and warrants under the SPA Portfolio Notes program, including the Secured SPA Notes, 2023 Unsecured SPA Notes, 2024 Unsecured SPA Notes, and Junior Secured SPA Notes. As of the date of this report, securities issued under the 2024 Unsecured SPA and Junior Secured SPA remain partially registered. The shares underlying certain of the 2025 March Unsecured SPA Notes remain partially registered. An amendment to a resale registration statement on Form S-1 was filed in May 2025 to register shares underlying the first closing of the 2025 March Unsecured SPA Notes, certain related warrants and shares issued to vendors including H.S.L and Envisage, which was declared effective in May 2025.
Univest Securities acted as placement agent in connection with the 2025 March Unsecured SPA Notes and received a placement agent fee and Placement Agent Warrants. Shares underlying the Placement Agent Warrants were partially registered.
Unregistered Equity Issuance – Cooper Standard. Settlement
In June 2025, the Company issued 423,333 shares of Class A Common Stock to Cooper Standard. in settlement of $0.6 million of outstanding payables. The issuance was made pursuant to a private settlement agreement and was not registered under the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. No general solicitation or advertising was used in connection with the issuance.
Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2025, the following executive officers adopted Rule 10b5‑1 trading arrangements, as defined under Exchange Act Rule 10b5‑1(c):
•Mr. Yueting Jia, Global Co‑CEO, adopted a Rule 10b5‑1 trading plan on May 27, 2025, providing for the purchase of up to $560,000 of the Company’s Class A common stock. The planned purchase represents the after‑tax portion of a $1.2 million signing bonus awarded in April 2025 in connection with his appointment as Global Co‑CEO. This trading plan expires on August 25, 2026.
•Mr. Jerry Wang, President, adopted a Rule 10b5‑1 trading plan on May 27, 2025, providing for the purchase of up to $50,000 of the Company’s Class A common stock. This trading plan expires on August 22, 2026.
•Mr. Koti Meka, Chief Financial Officer, adopted a Rule 10b5‑1 trading plan on June 12, 2025, providing for the purchase of up to $20,000 of the Company’s Class A common stock. This trading plan expires on September 15, 2026.
Effective August 6, 2025, the Company, upon the approval of the Board, implemented certain temporary governance adjustments (such period of time during which these temporary governance adjustments remains effective, the “Temporary Governance Adjustments Period”), such that YT Jia, the Global Co-CEO of the Company, will temporarily refrain from performing oversight of the Company’s finance, legal, accounting and public reporting obligations (collectively, the “Excluded Functions”) while the SEC’s investigation regarding the Wells Notices received by the Company, Mr. Jia and Mr. Wang, discussed in further detail above, remains open. During such Temporary Governance Adjustments Period, Mr. Aydt will be delegated the Excluded Functions.
On August 13, 2025, the Company's Board of Directors approved the following compensation adjustments for Koti Meka, Chief Financial Officer: (i) base annual salary was increased from $350,000 to $380,000, effective August 16, 2025; (ii) additional restricted stock units valued at $400,000 based on the closing price on August 16, 2025, with a four-year pro-rata vesting schedule, on an annual basis, beginning August 16, 2026; and (iii) a $30,000 cash bonus payable on August 31, 2025.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibits	Incorporation by Reference
3.1	Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024.
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024.
3.3	Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 26, 2024.
3.4	Certificate of Elimination of Series A Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on August 1, 2024.
3.5	Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on August 1, 2024.
3.6	Fourth Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.2 to the Current Report on Form 8-K filed on August 15, 2024.
3.7	Amended and Restated Bylaws of the Company	Exhibit 3.2 to the Current Report on Form 8-K filed on June 16, 2023
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, dated January 22, 2025.	Exhibit 3.1 to the Current Report on Form 8-K filed on January 31, 2025
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 11, 2025
3.10	Certificate of Elimination of Series A Preferred Stock.	Exhibit 3.2 to the Current Report on Form 8-K filed on March 11, 2025
3.11	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K filed on March 24, 2025
3.12	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K filed on April 9, 2025
3.13	Certificate of Correction of Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on April 9, 2025
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, dated April 17, 2025	Exhibit 3.1 to the Current Report on Form 8-K filed on April 17, 2025
3.15	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on May 29, 2025
3.16	Certificate of Elimination of Series A Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on May 29, 2025
3.17	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K filed on August 8, 2025
4.1	Form of Common Warrant	Exhibit 4.1 to the Current Report on Form 8-K filed on March 24, 2025
4.2	Form of Incremental Warrant	Exhibit 4.2 to the Current Report on Form 8-K filed on March 24, 2025
4.3	Form of Unsecured Note	Exhibit 4.3 to the Current Report on Form 8-K filed on March 24, 2025
4.4	Form of Placement Agent Warrant	Exhibit 4.4 to the Current Report on Form 8-K filed on March 24, 2025
4.5	Form of Unsecured Note	Exhibit 4.1 to the Current Report on Form 8-K filed on July 16, 2025
4.6	Form of Common Warrant	Exhibit 4.2 to the Current Report on Form 8-K filed on July 16, 2025
10.1	September Letter Agreement, dated January 28, 2025, by and between the Company and the purchasers party thereto.	Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2025
10.2	December Letter Agreement, dated January 28, 2025, by and between the Company and the purchasers party thereto.	Exhibit 10.2 to the Current Report on Form 8-K filed on January 31, 2025
10.3	Purchase Agreement dated January 28, 2025, by and between the Company and Matthias Aydt.	Exhibit 10.3 to the Current Report on Form 8-K filed on January 31, 2025

Exhibit No.	Description of Exhibits	Incorporation by Reference
10.4	Securities Purchase Agreement, dated March 21, 2025, by and among Faraday Future	Exhibit 10.1 to the Current Report on Form 8-K filed on March 24, 2025
10.5	Offer Letter, dated March 24, 2025, by and between Faraday Future Intelligent Electric Inc. and Jiawei (Jerry) Wang	Exhibit 10.5 to the Form 10-Q filed on May 09, 2025
10.6	Placement Agency Agreement, dated March 21, 2025, by and between Faraday Future	Exhibit 10.2 to the Current Report on Form 8-K filed on March 24, 2025
10.7	Purchase Agreement dated April 17, 2025, by and between the Company and Matthias Aydt	Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2025
10.8	Offer Letter, dated April 23, 2025, by and between Faraday Future Intelligent Electric Inc. and Yueting Jia.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2025
10.9	Form of SPA Waiver	Exhibit 10.1 to the Current Report on Form 8-K filed on May 15, 2025
10.10	Securities Purchase Agreement, dated July 14, 2025, by and among Faraday Future Intelligent Electric Inc. and the parties thereto.	Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2025
10.11	Purchase Agreement Dated August 5, 2025, by and Between the Company and Matthias Aydt	Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Faraday Future Intelligent Electric Inc.

Date:	August 19, 2025	By:	/s/ Matthias Aydt
Matthias Aydt
Global Co-Chief Executive Officer
Principal Executive Officer

Date:	August 19, 2025	By:	/s/ Koti Meka
Koti Meka
Chief Financial Officer
Principal Financial and Accounting Officer