Form 10-Q
period 2025-09-30
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2025-11-21
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The registrant had outstanding 169,300,958 shares of Class A common stock and 6,667 shares of Class B common stock as of November 17, 2025.

Faraday Future Intelligent Electric Inc.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Faraday Future Intelligent Electric Inc. Unaudited Condensed Consolidated Balance Sheets (in thousands, except share and per share data)
	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Current assets
Cash	$62,909	$7,144
Restricted cash	28	30
Digital assets	1,592	—
Accounts receivable	589	—
Short-term notes receivable, net of allowance for credit losses of $261 at September 30, 2025	4,348	—
Inventory, net (see Note 4)	381	27,486
Deposits (see Note 5)	7,784	31,094
Other current assets	12,397	6,127
Total current assets	90,028	71,881
Property, plant and equipment, net	164,610	348,587
Operating lease right-of-use assets, net	5,877	1,761
Intangible assets, net	3,290	1,042
Goodwill	27,783	—
Other non-current assets (see Notes 4 and 5)	23,996	2,129
Total assets	$315,584	$425,400
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$61,881	$71,414
Accrued expenses and other current liabilities	60,669	45,677
Related party accrued expenses and other current liabilities	12,540	11,077
Warrant liabilities	40,238	28,864
Related party warrant liabilities	2,912	—
Accrued interest	—	25
Related party accrued interest	19,574	23,227
Other financing liabilities, current portion	899	761
Operating lease liabilities, current portion	2,110	2,128
Notes payable, current portion	7,450	4,224
Related party notes payable	2,940	5,310
Total current liabilities	211,213	192,707

Other financing liabilities, long term portion	45,633	38,698
Operating lease liabilities, long term portion	3,653	14
Notes payable, long term portion	71,452	45,264
Related party notes payable, long term portion	2,536	2,754
Derivative call options	15,416	29,709
Related party derivative call options	3,484	—
Other liabilities	1,737	1,287
Total liabilities	355,124	310,433

Stockholders’ equity (deficit)
Class A Common Stock, 0.0001 par value; 228,041,297 and 99,815,625 shares authorized; 161,305,526 and 65,919,127 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	16	6
Class B Common Stock, 0.0001 par value; 4,429,688 shares authorized; 6,667 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Preferred Stock, 0.0001 par value; 5,931,000 and 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024 respectively; zero and zero shares issued and outstanding as of September 30, 2025 and December 31, 2024 respectively	—	—

Series B Preferred Stock, $0.0001 par value; 12,000,000 and zero shares authorized as of September 30, 2025 and December 31, 2024 respectively; 10,737,017 and zero shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	4,587,541	4,421,563
Accumulated other comprehensive income	6,186	7,744
Accumulated deficit	(4,671,487)	(4,314,346)
Total stockholders’ equity (deficit) attributable to the Company	(77,744)	114,967
Noncontrolling interest	38,204	—
Total stockholders’ equity (deficit)	(39,540)	114,967
Total liabilities and stockholders’ equity (deficit)	$315,584	$425,400
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$37	$9	$407	$304
Cost of revenue	34,256	21,453	82,549	63,110
Gross profit	(34,219)	(21,444)	(82,142)	(62,806)
Operating expenses
Research and development	6,640	5,180	18,063	15,185
Sales and marketing	6,380	2,601	10,882	6,857
General and administrative	19,690	8,278	47,461	39,327
Settlement on accrued research and development expenses	—	(14,935)	—	(14,935)
Asset impairment	138,483	57	138,483	7,673
Loss on disposal of property, plant, and equipment	1,395	2,582	1,715	2,511
Total operating expenses	172,588	3,763	216,604	56,618

Loss from operations	(206,807)	(25,207)	(298,746)	(119,424)
Change in fair value of notes payable, warrant liabilities, and derivative call options	31,341	8,287	36,721	28,927
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	2,144	654	(3,283)	315
Loss on settlement of notes payable	(46,517)	(59,128)	(84,895)	(117,509)
Loss on settlement of related party notes payable	—	—	(3,040)	(14,295)
Interest expense	(2,244)	(1,442)	(5,358)	(5,386)
Related party interest expense	—	(1,212)	—	(7,812)
Other (loss) income, net	(99)	361	1,475	599
Loss before income taxes	(222,182)	(77,687)	(357,126)	(234,585)
Income tax expense	(5)	1	(15)	(3)
Net loss	$(222,187)	$(77,686)	$(357,141)	$(234,588)

Per share information (See Note 16):
Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(1.55)	$(5.32)	$(3.31)	$(27.42)
Diluted	$(1.55)	$(5.32)	$(3.31)	$(27.42)
Weighted average common shares used in computing net loss per share of Class A and Class B Common Stock:
Basic	143,159,121	15,379,402	107,784,739	8,707,165
Diluted	143,159,121	15,379,402	107,784,739	8,707,165

Total comprehensive loss
Net loss	$(222,187)	$(77,686)	$(357,141)	$(234,588)
Foreign currency translation adjustment	(969)	(2,510)	(1,558)	(1,646)
Total comprehensive loss	$(223,156)	$(80,196)	$(358,699)	$(236,234)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock				Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit) Attributable to the Company	Noncontrolling Interests	Total Stockholder’s Equity (Deficit)
	Class A		Class B		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	122,722,249	$12	6,667	$—	4,400,232	$—	$4,501,989	$7,155	$(4,449,300)	$59,856	$—	$59,856
Conversion of notes payable and accrued interest into Class A Common Stock ( Note 8)	30,945,927	3	—	—	(2,031,268)	—	68,282	—	—	68,285	—	68,285
Issuance of preferred stock series B to SPA noteholders	—	—	—	—	8,368,053	—	—	—	—	—	—	—
Issuance of Common Stock and warrants	—	—	—	—	—		1	—	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	67	—	—	67	—	67
Exercise of warrants	7,516,026	1	—	—	—	—	14,089	—	—	14,090	—	14,090
Issuance of shares for RSU vesting net of tax withholdings	121,324	—	—	—	—	—	—	—	—	—	—	—
Chongqing related party debt restructuring	—	—	—	—	—	—	3,113	—	—	3,113	—	3,113
Foreign currency translation adjustment	—	—	—	—	—	—	—	(969)	—	(969)	—	(969)
Net loss	—	—	—	—	—	—	—	—	(222,187)	(222,187)	—	(222,187)
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	38,204	38,204
Balance as of September 30, 2025	161,305,526	$16	6,667	$—	10,737,017	$—	$4,587,541	$6,186	$(4,671,487)	$(77,744)	$38,204	$(39,540)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of June 30, 2024	11,031,625	$1	6,667	$—	$4,257,356	$6,726	$(4,115,401)	$148,682
Conversion of notes payable and accrued interest into Class A Common Stock (see Note 7)	19,107,321	2	—	—	84,079	—	—	84,081
Reclassification of SPA Warrants from liability to equity	—	—	—	—	160	—	—	160
Issuance of common stock and warrants	—	—	—	—	10	—	—	10
Settlement of Palantir dispute with issuance of Class A Common Stock (see Note 10)	252,768	—	—	—	2,400	—	—	2,400
Purchase of Class A Common Stock under Salary Deduction and Stock Purchase Agreements (see Note 11)	10,455	—	—	—	36	—	—	36
Reverse stock split related round up share issuances	306,472	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,593	—	—	1,593
Issuance of shares for RSU vesting net of tax withholdings	5,088	—	—	—	(10)	—	—	(10)
Foreign currency translation adjustment	—	—	—	—	—	(2,510)	—	(2,510)
Net loss	—	—	—	—	—		(77,686)	(77,686)
Balance as of September 30, 2024	30,713,729	$3	6,667	$—	$4,345,624	$4,216	$(4,193,087)	$156,756

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock				Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit) Attributable to the Company	Noncontrolling Interests	Total Stockholder’s Equity (Deficit)
	Class A		Class B		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	65,919,127	$6	6,667	$—	—	$—	$4,421,563	$7,744	$(4,314,346)	$114,967	$—	$114,967
Conversion of notes payable and accrued interest into Class A Common Stock ( Note 8)	86,028,126	9	—	—	(3,983,897)	—	145,266	—	—	145,275	—	145,275
Reclassification of SPA warrants from liability to equity as of August 1, 2024	—	—	—	—	14,720,914	—	—	—	—	—	—	—
Settlements with issuance of Class A Common Stock (Note 13)	1,591,035	—	—	—	—	—	2,245	—	—	2,245	—	2,245
Issuance of common stock	—	—	—	—	—	—	1	—	—	1	—	1
Related party debt restructuring	—	—	—	—	—	—	3,767	—	—	3,767	—	3,767
Stock-based compensation	—	—	—	—	—	—	536	—	—	536	—	536
Exercise of warrants	7,516,026	1	—	—	—	—	14,089	—	—	14,090	—	14,090
Issuance of shares for RSU vesting net of tax withholdings	251,212	—	—	—	—	—	74	—	—	74	—	74
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,558)	—	(1,558)	—	(1,558)
Net loss	—	—	—	—	—	—	—	—	(357,141)	(357,141)	—	(357,141)
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	38,204	38,204
Balance as of September 30, 2025	161,305,526	$16	6,667	$—	10,737,017	$—	$4,587,541	$6,186	$(4,671,487)	$(77,744)	$38,204	$(39,540)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	1,060,833	$—	6,667	$—	$4,180,873	$5,862	$(3,958,499)	$228,236
Conversion of notes payable and accrued interest into Class A Common Stock (see Note 7)	29,077,806	3	—	—	159,903	—	—	159,906
Reclassification of SPA Warrants from liability to equity					160			160
Issuance of common stock and warrants					10			10
Settlement of Palantir dispute with issuance of Class A Common Stock (see Note 10)	252,768				2,400			2,400
Purchase of Class A Common Stock under Salary Deduction and Stock Purchase Agreements (see Note 11)	10,455				36			36
Reverse stock split related round up share issuances	306,779	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,252	—	—	2,252
Issuance of shares for RSU vesting net of tax withholdings	5,088				(10)			(10)
Foreign currency translation adjustment	—	—	—	—	—	(1,646)	—	(1,646)
Net loss	—	—	—	—	—	—	(234,588)	(234,588)
Balance as of September 30, 2024	30,713,729	$3	6,667	$—	$4,345,624	$4,216	$(4,193,087)	$156,756
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(357,141)	$(234,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	56,542	53,504
Amortization of operating lease right-of-use assets	2,199	1,947
Non-cash interest expense	2,825	2,030
Loss (gain) on digital assets, net	383	—
Loss (gain) on disposal of property and equipment	1,715	2,511
Asset impairment	138,483	7,673
Stock-based compensation	2,492	2,252
Reserve on inventory	14,385	—
Loss on settlement of notes payable	84,895	117,509
Loss on settlement of related party notes payable	3,040	14,295
H.S.L. SRL. settlement adjustment	(295)	—
Settlement on accrued research and development expenses	—	(14,935)
Change in fair value of notes payable, warrant liabilities, and derivative liabilities	(36,721)	(28,927)
Change in fair value of related party notes payable, warrant liabilities, and derivative liabilities	3,283	(315)
Loss (gain) on foreign exchange	—	(40)
Other	250	366
Changes in operating assets and liabilities
Accounts receivables	(589)	—
Inventory	1,468	6,949
Deposits	2,582	1,157
Accounts payable	(10,838)	(1,736)
Accrued expenses and other current liabilities	17,644	7,554
Related party accrued expenses and other current and non-current liabilities	1,303	3,612
Related party accrued interest expense	—	7,544
Operating lease liabilities	(2,684)	—
Financing lease liabilities	—	1,976
Other current and non-current assets	(4,392)	(2,134)
Net cash used in operating activities	(79,171)	(51,796)
Cash flows from investing activities
Investment in Qualigen Therapeutics, Inc., net of cash acquired	8,777	—
Proceeds from sale of equipment	—	87
Purchase of digital assets	(10,500)	—
Sale of digital assets	8,525	—
Payments for property and equipment	(6,525)	(659)
Net cash provided by (used in) investing activities	277	(572)
Cash flows from financing activities
Payments of notes payable issuance costs	(2,540)	(1,310)
Payments of related party notes payable issuance costs	(560)	—
Payments of notes payable and other financing obligations	(4,482)	(101)
Proceeds from notes payable, net of original issuance discount	132,391	54,021
Proceeds from related party notes payable, net of original issuance discount	4,731	3,075
Proceeds from other financial obligations	4,802	—
Proceeds from exercise of warrants	1,441	—
Net cash provided by financing activities	135,783	55,685
Effect of exchange rate changes on cash and restricted cash	(1,126)	7
Net (decrease) increase in cash and restricted cash	55,763	3,324
Cash and restricted cash, beginning of period	7,174	4,025
Cash and restricted cash, end of period	$62,937	$7,349

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Cash Flows — (Continued)
(in thousands)
The following table provides a reconciliation of cash and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30, 2025	September 30, 2024
Cash and restricted cash
Cash	$62,909	$7,269
Restricted cash	28	80
	$62,937	$7,349

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$4,194	$2,988
Cash paid for taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities
Conversion of notes payable and accrued interest into Class A Common Stock	$57,341	$44,891
Issuance of warrants and related party warrants with the SPA Portfolio Notes	$48,110	$17,914
Settlement of vendor liability in Class A Common Stock	$2,245	$—
Non-Cash Warrant Exercise Activity and FV Reclassifications to Equity	$12,649	$—
Additions of property and equipment included in accounts payable and accrued expenses	$42,717	$45,455
RSU tax withholdings	$—	$10
Purchase of Class A Common Stock under the Salary Deduction and Stock Purchase Agreements	$—	$36
Recognition of right-of use assets and liabilities for new leases and lease modifications	$6,260	$—

Supplemental disclosure of noncash operating activities
Settlement of Palantir dispute with issuance of Class A Common Stock	$—	$2,400

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.Nature of Business and Organization, Basis of Presentation, and Summary of Significant Accounting Policies
Nature of Business and Organization
Unless otherwise stated or the context requires otherwise, references herein to the “Company,” “FFIE,” “FFAI,” “Faraday”, “FF”, “we,” “us,” and “our” mean Faraday Future Intelligent Electric Inc. and its wholly-owned subsidiaries, and controlled and managed entities.
The Company is a holding company incorporated in the State of Delaware on February 11, 2020, conducts its operations through its subsidiaries and is headquartered in 18455 S. Figueroa Street, Gardena, CA 90248.
We have three operating segments—AI Electric Vehicle (“AIEV”), Life Sciences, and Crypto —but only our AIEV segment meets the criteria of reportable segment under ASC 280 and therefore we concluded that we have one reportable segment in the quarter ended September 30, 2025. (For further information, see Segments in this note).
The Company designs and engineers next-generation intelligent electric vehicles, manufactures its vehicles at its production facility in Hanford, California, known as “FF ieFactory California,” and maintains additional engineering, sales, and operational capabilities in China and the United Arab Emirates (“UAE”) to support its global expansion and regional market strategy. The Company has created innovations in technology, products, and a user-centered business model that are being incorporated into its planned electric vehicle platform.
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
These Unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in the Annual audited financial statements prepared in accordance with GAAP and should be read in conjunction with the Company’s Audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2025, (the “Form 10-K”). Accordingly, the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2025, has been derived from the Company’s Annual audited Consolidated Financial Statements but does not contain all of the footnote disclosures from the annual financial statements. The Company believes that the disclosures included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) are adequate to make the information presented not misleading.
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
Our annual reporting period is the calendar year. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the 2025 full year or any future periods.
Basis of Presentation
Use of Estimates and Judgments
The preparation of the Company’s Unaudited Condensed Consolidated Financial Statements in conformity with GAAP and in accordance with the rules and regulations of the SEC requires management to make estimates and assumptions which affect the reported amounts in the Unaudited Condensed Consolidated Financial Statements.
Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis management evaluates its estimates, including those related to the: (i) recognition and disclosure of contingent liabilities, including litigation reserves; (ii) fair value of related party notes payable and notes payable; (iii) calculations for evaluating potential long-lived asset impairment; (iv) inventory reserve and (v) valuation of warrants and other derivative instruments. Such estimates often require the selection of appropriate valuation methodologies

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
and financial models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions, financial inputs, or circumstances.
Given the global economic climate, estimates are subject to additional volatility. As of the date of filing the Company’s Unaudited Condensed Consolidated Financial Statements on this Form 10-Q with the SEC for the period ended September 30, 2025, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or to revise the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s Unaudited Condensed Consolidated Financial Statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.
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
Grow Fandor Inc
Grow Fandor Inc. (“Grow Fandor”) was founded by Mr. Jiawei Wang and Mr. Yueting (YT) Jia and partners on May 28, 2024. Additional partners included current employees of FF and all founding members were granted equity in Grow Fandor. Grow Fandor is an IP commercializing company that leverages a business IP matrix of top entrepreneurs and celebrities to transform content and commerce across industries. Subsequently, Grow Fandor raised, $1.0 million to capitalize the entity from parties that are existing FF investors.
On October 9, 2024, Mr. YT Jia donated 15 million shares of Grow Fandor common stock to FF. As a result of the donation FF has a 10% ownership interest in Grow Fandor. On October 29, 2024, the Company entered into a Trademark License Agreement (the “License Agreement”) with Grow Fandor. This agreement grants Grow Fandor the right to use the Company’s trademarks with its products.
The equity interest and the License Agreement held by the Company represent variable interests. Grow Fandor is a VIE, as it lacks sufficient equity to finance its activities. However, FF does not have the power to direct the activities of Grow Fandor and therefore is not the primary beneficiary. Accordingly, the Company does not consolidate the results of the operations of Grow Fandor.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
GlobeX Al Hong Kong Holding Limited (formerly Faraday X AIEV Hong Kong Holding Limited)
GlobeX Al Hong Kong Holding Limited (“GXHK”) is a company incorporated under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China. On October 23, 2025, Faraday X AIEV Hong Kong Holding Limited (“FXHK”) completed a legal name change to GlobeX Al Hong Kong Holding Limited
As a subsidiary, GXHK is responsible for executing the FX strategy and driving the success of the FX brand. On March 31, 2025, the Company transferred 6,000 shares, representing 60% of the issued share capital of GXHK (then named FXHK), to Xiao Ma, the CEO of Faraday X and an employee of the Company. The Company continues to hold the remaining 40% of the issued shares of GXHK.
The Company consolidates GXHK pursuant to the VIE provisions of ASC 810. GXHK was established with nominal capital and is dependent on the Company to support its activities to develop, market, and sell the Company's FX brand. The Company is the primary beneficiary of the GXHK entity as it has the power to direct the activities that most significantly impact GXHK's economic performance. Through various agreements executed with Mr. Ma, along with Mr. Ma's status as an employee of the Company, the Company is able to exercise sole control over stockholder decisions and maintains the unilateral right to remove Mr. Ma from his position as the majority stockholder. The Company is entitled to substantially all of the benefits and bears all of the risks associated with GXHK through a combination of equity ownership and contractual arrangements.
The assets and liabilities of GXHK are carried at their historical cost in the Company's unaudited condensed consolidated balance sheets as the Company has had control over GXHK since its inception. References to FXHK in prior-period disclosures refer to the same legal entity prior to the October 23, 2025 name change.
AIxCrypto Holdings, Inc. (formerly known as Qualigen Therapeutics Inc.)
On September 29, 2025, the Company entered into a lead investor subscription agreement with AIxCrypto Holdings, Inc. (“AIXC”) (then known as Qualigen Therapeutics, Inc.) (the “Business Combination”). Under the agreement, the Company acquired common and preferred equity interests in AIXC.
Despite only holding approximately 7.9% of AIXC’s outstanding voting shares as of September 30, 2025, the Company obtained governance and operating decision-making rights, including the appointment of a Co-Chief Executive Officer and the Chief Financial Officer of AIXC, each of whom is also an employee or officer of the Company, along with discretion over all digital-asset and cash management decisions. AIXC was determined to be a VIE because substantially all of the activities are controlled by a party with relatively few voting rights. Based on FF’s governance and operating decision-making rights, the Company determined that it has the power to direct the activities that most significantly impact AIXC’s economic performance and is therefore the primary beneficiary of AIXC. The Company consolidates AIXC pursuant to the VIE provisions of ASC 810. Furthermore, the Series B Convertible Preferred Stock became convertible into additional voting common shares upon receipt of stockholder approval, which occurred in November 2025, pursuant to applicable Nasdaq listing rules, increasing the Company’s share of voting common stock to approximately 57.5% on an as-converted basis.
As a result, the Company consolidated AIXC beginning on September 29, 2025. The assets and liabilities of AIXC are included in the Company’s condensed consolidated financial statements at their acquisition date fair value. Additional information regarding the initial measurement and accounting for the consolidation of AIXC, including the recognition of acquired intangible assets and the noncontrolling interest, is presented in Note 3, Business Acquisition—Consolidation of AICX.
Further note that AIXC effected a name change on November 14, 2025 (see Note 17 - Subsequent Events).

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Segments
The Company has three operating segments—AI Electric Vehicle (“AIEV”), Life Sciences, and Crypto —but only our AIEV segment meets the criteria for separate reporting under ASC 280. Through August 12, 2025, the Company’s two Global Co-Chief Executive Officers (“Global Co-CEOs”), acting jointly serving as Co-Chief Operating Decision Makers (“CODMs”), and regularly evaluated the Company’s financial performance using consolidated financial information at the total-company level including consolidated loss from operations, cash flows, liquidity, and strategic initiatives. Effective August 13, 2025, in connection with temporary governance adjustments approved by the Board, Mr. Matthias Aydt serves as the Company’s sole CODM for purposes of ASC 280.
Management has identified Loss from operations, as presented in the Company's Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, as the primary measure used by the CODM to evaluate the performance of the business and allocate resources. This measure is critical for a going concern that must carefully manage its cash outflows, particularly given that the timing of its cash inflows is influenced by external investor decisions. The Company defines “significant segment expense” as controllable operating costs that are regularly provided to and reviewed by management, which include the expenses presented in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as Cost of revenue, Research and development, Sales and marketing, and General and administrative.
Management closely tracks its expenditure on these key expense categories through regular reviews of cash balances, near‑term cash flow projections, monthly management reports, and project management reports. The CODM, works in close collaboration with the Company’s business leaders to establish critical operational targets, sets project timelines, and adjusts spending plans. These leaders are responsible for implementing its strategic plans and revising targets and deadlines based on continuous internal communications and review meetings, thereby ensuring that any deviations from target spending or project timelines are promptly addressed. This rigorous oversight supports the Company’s strategic objectives to focus business activities on production, sales, and leasing of its FF 91 vehicles, the planned FF 92 upgrade program, and the commercialization of the FX Series vehicles.
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
During the third quarter of 2025, the Company consolidated AIXC, a VIE that operates a legacy life-sciences business. The acquisition closed on September 29, 2025, and AIXC’s results were included in the Company’s consolidated financial statements for the final two days of the quarter. AIXC does not earn revenue and the operating loss attributable to AIXC was immaterial and did not meet the quantitative thresholds under ASC 280 for separate segment reporting. The Company also intends to use AIXC as the platform for future crypto-related initiatives; however, no crypto operations were active during the quarter, and the Company liquidated its crypto holdings to fund the AIXC transaction. (For further information see Note 3 - Business Acquisition - Consolidation of AIXC, and Note 1 - Nature of Business and Organization).
Other potentially reportable items, such as separate automotive sales and leasing revenues (currently immaterial), geographic information, depreciation expense, interest expense, or other segment-specific activities, are not separately reviewed by the CODM. Accordingly, these detailed segment components do not influence the CODM’s decision-making or resource allocation processes and thus are not separately disclosed.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. The Company holds cash balances of $38.2 million and $0.0 million classified as cash equivalents as September 30, 2025 and December 31, 2024, respectively.
Digital Assets
In December 2023, FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. When crypto assets do not meet the definition of cash, cash equivalent, financial assets or inventory, ASU 2023-08 requires certain crypto assets to be measured periodically at fair value and presented as a separate long-lived intangible asset on the balance sheet with gains and losses from changes in the fair value reported as unrealized gains or losses in the Company’s Consdensed Consolidated Statement of Operations and Comprehensive Loss (Unaudited) each reporting period. The Company determines fair value of its digital assets based on quoted prices in their principal markets, which represent the markets with the greatest volume and level of activity that the Company can access through its custodian and trading counterparty, BitGo. BitGo executes transactions via its institutional OTC desk, which sources U.S. accessible exchanges and institutional liquidity providers, including but not limited to Coinbase & Kraken etc. The Company records digital assets at the fair value as of 11:59pm on the final day of each quarter. The Company measures digital assets at fair value in accordance with ASC 820, Fair Value Measurement, based on quoted prices in its principal market, with changes recognized in earnings. Gains and losses from purchases, sales, and period-end remeasurement of Company-owned digital assets are presented in the Company's Consdensed Consolidated Statement of Operations and Comprehensive Loss (Unaudited) as non-operating (income) and expenses. The Company does not currently recognize revenues from contracts with customers related to digital assets.
On August 16, 2025, Faraday Future Intelligent Electric Inc. issued a press release announcing the launch of its “EAI + Crypto” strategy and the unveiling of the “C10 Index” and the “C10 Treasury.” The index is a market-capitalization-weighted basket of the world’s top 10 crypto assets (excluding stablecoins), calculated from midnight Pacific Time on August 16, 2025, with a base value of 1,000. The index is centered on Bitcoin and Ethereum, and covers the top ten cryptocurrencies by free-float market capitalization, excluding stablecoins. It is calculated using market-capitalization weighted rules, with a maximum 50% allocation to any single asset. The C10 Treasury is a portfolio of investments aimed at being dynamically allocated based on the C10 Index. The strategy aims to grow assets through professional, compliant custody, staking yield from locked holdings, and portfolio compounding, while multiple downside-protection mechanisms help manage risk.
The addition of a crypto business is part of the Company’s new strategy of generating high growth driven by crypto asset investments with dedicated financing that supplements the intelligent electric mobility EV business. The newly acquired business, AIXC, is expected to be rebranded as CXC10, reflecting the Company’s new strategic direction around crypto investments.
During the quarter ended September 30, 2025, the Company invested $10.5 million in crypto assets. As of September 30, 2025, the crypto holdings were predominantly liquidated in order to fund the acquisition of AIXC, except for ETH coins that were being staked. The realized total loss was $0.2 million and the unrealized loss on staked ETH coins was $0.2 million, presented as part of Other (loss) income, net in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The table below summarizes the cost basis, fair value at the time of sale, losses, net that are realized and unrealized by crypto asset, and the fair value of outstanding coin as of September 30, 2025 (amounts shown in thousands, except for units purchased and units sold, which are presented in whole numbers):

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Crypto Asset	Units Purchased	Total Cost (1)	Units Sold	Proceeds (1)/ Advances		Gain / (loss)	Fair Value of Outstanding Coins
Realized gains and (losses)
USDC	500,000.00	$500	500,000.00	$500		$—	$—
BTC	35.31	3,947	35.31	3,894		(53)	—
DOGE	525,633.97	135	525,633.97	120		(15)	—
HYPE	6,518.85	232	6,518.85	267		34	—
LINK	8,816.53	173	8,816.53	182		9	—
TRX	355,433.17	127	355,433.17	117		(10)	—
XRP	219,060.68	705	219,060.68	614		(91)	—
BNB	1,317.08	1,173	1,317.08	1,291		119	—
ETH	162.09	739	162.09	628		(111)	—
SOL	1,261.38	272	1,261.38	244		(28)	—
ADA	131,830.65	113	131,830.65	101		(13)	—
SOL	2,936.70	633	2,936.70	568		(65)	—
		8,749		8,526		(224)	—
Unrealized gains and (losses)
ETH	384.08	1,751				(159)	1,592

Advances received on staked coins				1,445	(2)
		$10,500		$9,971		$(383)	$1,592

(1) includes transaction fees
(2) included as component of Accrued expenses and other current liabilities

Short-term notes receivable
Short-term notes receivable are measured in accordance with ASC 326-20 (Current Expected Credit Losses, “CECL”), which requires recognition of expected credit losses over the life of the receivable based on historical experience, current conditions, and reasonable and supportable forecasts.
The Company, through its acquisition of AIXC, holds short-term notes receivable originally issued by Marizyme, Inc. (“Marizyme”) in exchange for cash advances. These notes bear interest at 18% per annum, are payable on demand, and may be prepaid at any time without penalty. Because AIXC has limited loss history for similar exposures, expected credit losses are estimated using a probability-weighted model that considers multiple settlement scenarios, including potential recovery through acquisition, liquidation, or other realizations of the debtor’s assets. The resulting allowance for expected credit losses reflects an assessment of Marizyme’s financial condition, estimated recoverable amounts, and the likelihood of each outcome. The allowance is reassessed each reporting period and updated as new information becomes available.
As of September 30, 2025, the estimate for expected credit losses on the Marizyme Notes is $0.3 million. Given the inherently uncertain nature of the debtor’s financial condition and future outcomes, actual credit losses may differ materially from this estimate. The Company will continue to monitor relevant events and conditions and update its assumptions and allowance as necessary.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
adjusts its value for estimated excess and obsolete inventory based upon expectations of future demand and market conditions, as well as damaged or otherwise impaired goods.

Inventory is classified as a current asset when it is expected to be sold, consumed, or used in production within twelve months or the operating cycle, whichever is longer.

Inventory that is not expected to be realized or used within twelve months or the operating cycle is classified as a non-current asset within Other non-current assets on the Unaudited Condensed Consolidated Balance Sheets. This includes, for example, spare parts, service parts, or production parts held for future models or to fulfill warranty obligations on discontinued products

During the three months ended September 30, 2025, the Company reclassified $11.3 million of inventory from current to non-current. The reclassified inventory consists primarily of raw materials and spare parts that are not expected to be used within twelve months or the operating cycle. These inventories are intended to support future product models and service obligations.
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
Depreciation and amortization on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets and for building improvements, over the term of the lease, if shorter.

Useful Life (in years)
Buildings	39
Building improvements	15
Computer hardware	5
Tooling, machinery, and equipment	5 to 10
Vehicles	5
Lease vehicles	7
Computer software	3
Leasehold improvements	Shorter of asset useful life or term of the lease
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, consisting primarily of property and equipment, deposits and right-of-use assets (“ROU”), for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset groups) may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to the assets carrying values. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Assets classified as held for sale are also assessed for impairment and such amounts are determined at the lower of the carrying amount or fair value, less costs to sell the asset.
The Company’s long-lived assets have been evaluated for impairment on a quarterly basis due to the Company’s low market capitalization when compared with the carrying value of its long-lived assets. Additionally, in July 2025, the One, Big, Beautiful Bill Act (“Act”) was signed into law, eliminating federal tax credits for electric vehicles effective September 30, 2025. This policy change, combined with escalating U.S. - China trade tensions and potential restrictions on critical materials, created significant macroeconomic uncertainty and cost pressures. Management determined these developments, in addition to the Company’s low market-capitalization compared with the carrying value of our fixed assets, constituted triggering events under ASC 360 and performed an impairment assessment of long-lived assets during the quarter ended September 30, 2025.

The Company noted through the performance of the recoverability test and the calculation of the fair value of the long-lived assets, as proscribed in ASC 360, Property, Plant and Equipment, that certain of its long-lived assets were impaired. Fair value was determined based on a combination of income, sales comparison and market approaches, with valuation categories assigned to asset classes based on similar characteristics. The Company recorded an impairment charge of $130.0 million for both the three and nine months ended September 30, 2025, related to its long-lived assets. No impairments were recognized for the three and nine months ended September 30, 2024.
The impairment was primarily attributable to certain tooling, machinery, and equipment located at vendor sites and at the Company’s FF ieFactory California production facility in Hanford, California, that are no longer fully supported under updated operational plans and near-term production forecasts, as the Company shifts focus from FF 91 program activities to the planned FF 92 upgrade program and to reorganization and retooling in preparation for the commercial production of the FX Super One. See Note 6, Property, Plant, and Equipment, Net for further details.

Additionally, the Company recorded impairments related to deposits the Company paid for future goods and services of $8.5 million for the three and nine months ended September 30, 2025. No impairments were recognized for the three and nine months ended September 30, 2024. See Note 5, Deposits and Other Current Assets.

Further, the Company recorded a $7.7 million impairment related to lease right-of-use assets associated with facility exits in the nine months ended September 30, 2024. See Note 11, Leases for further details.

Goodwill and Indefinite-lived Intangible Assets
Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business acquisitions. The Company annually reviews goodwill at the reporting unit level for impairment and when events or changes in circumstances indicate the carrying value of the reporting unit might exceed its current fair values.

The Company’s intangible assets consist of In-Process Research & Development (“IPR&D”) acquired in connection with the investment in AIXC and the Company’s domain name acquired in prior periods. The domain name is amortized on a straight-line basis over its estimated useful life of approximately five years. Amortization expense related to this asset was immaterial for all periods presented.

The IPR&D is considered an indefinite-lived intangible asset, and the Company evaluates its recoverability for possible impairment at least annually, or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. See Note 3, Business Acquisition—Consolidation of AICX for information on the IPR&D asset purchased. To test indefinite-lived intangible assets for impairment, the Company first performs a qualitative assessment to determine if it is more likely than not that the carrying amount of each of its indefinite-lived intangible assets exceeds its fair value. If it is, a quantitative assessment is required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test. The qualitative assessment requires the consideration of factors such as recent market transactions,

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
macroeconomic conditions and changes in projected future cash flows. The quantitative assessment compares the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate. If such a review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.
Revenue Recognition
The following table disaggregates our revenue by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Automotive sales	$37	$—	$37	$312
Automotive leasing - Sales type	—	—	265	—
Automotive leasing - Operating type	—	9	105	(8)
	$37	$9	$407	$304
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
The Company provides certain customers with a residual value guarantee which may or may not be exercised in the future. Residual value guarantees provided to customers had an immaterial impact on revenue for the three and nine months ended September 30, 2025, and 2024.
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
As part of the revenue recognition process, the Company evaluates whether a lease contract should be combined with other agreements—such as co-creation arrangements—under ASC 606 when the contracts are negotiated together and are economically interdependent. Refer to the subsequent section of this note for a detailed discussion of the co-creation arrangements with customers and their impact on revenue recognition under ASC 606.
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
The Company recognizes a net investment in sales-type leases, which includes both the lease receivable and the unguaranteed residual asset. The unguaranteed residual asset represents the estimated fair value of the leased vehicle at the end of the lease term that is not guaranteed by the lessee or any third party. As of September 30, 2025, the carrying amount of unguaranteed residual assets included in the net investment in sales-type leases, and presented within accounts receivable, was approximately $0.2 million. The estimate of unguaranteed residual value reflects management’s judgment, informed by historical residual value experience, current market conditions, and the anticipated future utility of the leased assets.
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
The Company evaluates the economic substance of both the vehicle sale or lease contract and the co-creation agreement to determine whether they should be combined under the contract combination guidance in ASC 606. When the contracts are economically linked, the Company accounts for them as a single arrangement. Under this approach, the cash inflows from the customer and the cash outflows from the Company are netted and treated as a single transaction. The resulting net amount is recorded as marketing expense if the net amount is more than the sale price of the vehicle. In situations where the net amount is less than the vehicle’s sale price or the contractual lease payment, the difference between the net amount and the sale price or lease payment is recognized as revenue.
For the three months ended September 30, 2025, and 2024, the Company recognized $0.2 million and $0.2 million, respectively, in co-creation fees as marketing expenses for the same periods. For the nine months ended September 30, 2025 and 2024, the Company recognized $0.5 million and $0.5 million, respectively, in co-creation fees as marketing expenses for the same periods. Co-creation fees related to R&D were considered insignificant and included in Sales and marketing expenses. All co-creation fees are presented in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Customer Deposits
As of September 30, 2025, the Company held approximately $4.1 million in customer deposits, compared to $3.0 million as of December 31, 2024. These deposits relate to vehicle reservations under both business and consumer programs.
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
Deferred Revenue
When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance before the transfer of products or services by the Company. Unlike customer deposits, which are refundable, these advance payments are non-refundable. The Company recognizes revenue when control of the vehicle or related services transfers to the customer and defers revenue only when payments are received for undelivered products or services. Deferred revenue represents the total transaction price allocated to performance obligations that remain unsatisfied or partially unsatisfied as of the balance sheet date. As of September 30, 2025 and December 31, 2024 deferred revenue related to products and services were insignificant for both periods.
Cost of Revenue
Automotive Sales Revenue
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense.
Cost of services and other revenue includes costs associated with providing non-warranty after-sales services, costs for retail merchandise, and costs to provide vehicle insurance. Cost of services and other revenue also includes direct parts and material. Cost of services and other revenue was insignificant for the three and nine months ended September 30, 2025, and 2024.
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

	Nine Months Ended September 30,
(in thousands)	2025	2024
Accrued warranty- beginning of period	$545	$684
Provision for warranty	22	(40)
Warranty costs incurred	(178)	(173)
Accrued warranty- end of period	$389	$471
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
A valuation allowance is established if it is more likely than not that some or all of the deferred tax assets will not be realized. The carrying value of deferred tax assets is adjusted to reflect the amount that is more likely than not to be realized. As

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
of September 30, 2025 and December 31, 2024, the Company maintained a full valuation allowance against its net deferred tax assets, based on the conclusion that it is more likely than not the assets will not be realized.
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
The Company is subject to taxation in the U.S. federal jurisdiction, the state of California, China, and U.A.E. The income tax provision for each period represents the aggregate estimated tax expense or benefit for these jurisdictions.
The income tax provision did not impact the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2025, and 2024, and by $15 thousand and $3 thousand, respectively, for the nine months ended September 30, 2025 and 2024. The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense. There were no material interest or penalties for the three and nine months ended September 30, 2025, and 2024.
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
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). This Update addresses stakeholders’ concerns about (1) the application of derivative accounting to contracts with features based on the operations or activities of one of the parties to the contract and (2) the diversity in accounting for share-based noncash consideration from a customer that is consideration for the transfer of goods or services.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The amendments are expected to (a) reduce the cost and complexity of evaluating whether contracts with features based on the operations or activities of one of the parties to the contract are derivatives, (b) better portray the economics of those contracts in the financial statements, and (c) reduce diversity in practice resulting from the broad application of the current guidance and changing business environment. The amendments also are expected to reduce diversity in practice by clarifying the applicability of Topic 606, Revenue from Contracts with Customers, to share-based noncash consideration from a customer for the transfer of goods or services. This update is effective for the Company beginning January 1, 2027 (fiscal year and interim periods beginning after December 15, 2026) and will first apply to the Company’s December 31, 2027 Form 10-K (as a public business entity, including SRCs). Early adoption is permitted.

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
Capital Investment, SPA Portfolio Debt, and Future Equity Plans
The Company has and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of its electric vehicle platform, development of vehicle models, finalizing the build out of the FF ieFactory California manufacturing facility, and capital raising. The Company incurred cumulative losses from operations, negative cash flows from operating activities, and has an accumulated deficit of $4,671.5 million, an unrestricted cash balance of $62.9 million and a negative working capital position of $121.2 million as of September 30, 2025.
During 2023, the Company commenced deliveries of the FF Series, specifically the FF 91 model, to customers. The Company is currently manufacturing the FF 91 with plans to manufacture FF 92 models within the FF Series. The Company has launched the FX Series, beginning with the Super One model, and is accepting pre-orders. The Company is preparing to initiate full-scale, series production of the FX Series, including the Super One, for commercial sale, as distinct from prototype builds or validation units. The Company expects to continue to incur significant operating losses for the foreseeable future.
The Company has funded its operations and capital needs primarily through the issuance of notes payable and related party notes payable convertible notes (see Note 7, Notes Payable and Note 8, Related Party Transactions), and the sale of common stock. Substantial doubt exists about the Company’s ability to continue as a going concern; however, management plans to continue funding operations through these means. Debt Commitments under SPA Portfolio Notes and Other Notes

SPA Portfolio Notes: The Company has issued various financing arrangements collectively known as the SPA Portfolio Notes. These are categorized as follows: (i) Secured SPA Notes (defined below); (ii) 2023 Unsecured SPA Notes (defined below); (iii) Junior Secured SPA Notes (defined below); (iv) 2024 Unsecured SPA Notes (defined below); (v) 2025 March Unsecured SPA Notes (defined below) and (vi) 2025 July Unsecured SPA Notes (defined below). As of September 30, 2025, the SPA Portfolio Notes were in good standing.
Pursuant to the SPA Portfolio Notes commitments (collectively the “SPA Commitments”) (see Note 7, Notes Payable and Note 8, Related Party Transactions), the Company obtained commitments from several investors. As of September 30, 2025, the SPA Commitments totaled $739.0 million, of which $494.2 million was funded, $189.2 million expired unfunded, $55.6 million remained to be funded, and $52.7 million in principal was outstanding. On September 30, 2025, Optional Commitments (including incremental warrants) under the SPA Commitments totaled $467.0 million, of which $100.4 million was funded, $317.1 million expired unfunded, $49.5 million remained to be funded, and $40.7 million was outstanding. The remaining amounts to be funded as of September 30, 2025, are subject to satisfaction of closing conditions, certain of which include minimum share price requirements, minimum trading volume.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Other Financing Arrangements and Related Party Notes: Additional financing is provided in the form of convertible debt instruments, equipment financing arrangements, sale-leaseback and related party notes that support the Company’s operations and capital expenditures. As of September 30, 2025, the Company was in good standing on all of its other financing arrangements and Related Party Notes.
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
Standby Equity Purchase Agreement (“SEPA”)
On November 11, 2022, the Company entered into the SEPA, which expires in November 2025. Under the terms of the SEPA, the Company may, at its option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate under the Company’s option) of Class A Common Stock to YA II PN Ltd. (“Yorkville”), subject to certain limitations. Subsequent to September 30, 2025 and prior to the issuance of this Form 10Q, the SEPA expired. At September 30, 2025 and expiration, the Company had the right to issue and sell up to an additional $192.5 million, or $342.5 million if the Company exercised its option under the SEPA.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Capital Needs, FX Series Production, and Bankruptcy Risk
The Company projects that it will require substantial additional funds to continue operations and support production of the FF 91, advance the planned FF 92 upgrade program, and it also plans to initiate production of its FX Series of vehicles. If additional capital is not secured, the Company will not have sufficient resources to meet its obligations and continue operations, which could result in bankruptcy protection and asset liquidation, with equity holders receiving little to no recovery. The anticipated start of FX Series production is expected to generate new revenue streams and enhance operational performance, partially mitigating near-term cash flow pressures; however, if additional capital is not secured, the Company will not have sufficient resources to meet its obligations or continue operations, potentially resulting in bankruptcy protection, asset liquidation, and minimal or no recovery for equity holders.
On September 29, 2025, the Company completed its investment in AIXC, a Nasdaq-listed life sciences company. This transaction was executed as part of a strategic plan to use AIXC as a corporate platform for future non-automotive initiatives, including investment in digital assets, blockchain and other digital asset ventures. AIXC’s historical life sciences operations post acquisition were immaterial to the Company’s consolidated results for the period.
The consolidation of AIXC did not materially improve the Company’s near-term liquidity position or alter its current working capital constraints. The Company expects to fund any new strategic initiatives executed through AIXC using external capital sources or asset reallocations, and no revenues were generated from these initiatives during the three or nine months ended September 30, 2025. While AIXC’s consolidation supports the Company’s long-term strategic flexibility, it does not alleviate the substantial doubt that remains regarding the Company’s ability to continue as a going concern for the next twelve months.
Funding Alternatives and Risks
The Company continues to explore various funding and financing alternatives to fund its ongoing operations and to ramp up production. The particular funding and financing mechanisms, terms, timing, and amounts depend on the Company’s assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. However, there have been delays in securing additional funding commitments, which have exacerbated supply chain pressures, among other things. If the Company’s ongoing capital raising efforts are unsuccessful or significantly delayed, or if the Company experiences prolonged material adverse trends in its business, production will be delayed or decreased, and actual use of cash, production volume and revenue for 2025 will vary from the Company’s previously disclosed forecasts, and such variances may be material. While the Company is actively engaged in negotiations with potential financing sources, it may be unable to raise additional capital on terms acceptable to it or at all. In addition to the risk that the Company’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Capital needed to fund the development of the Company’s remaining product portfolio will largely depend on market success and profitability of the FF 91, the planned FF 92 upgrade program, and the launch and ramp-up of the FX Series, as well as the Company’s ability to accurately estimate and control costs. Apart from the FF 91 series, the FF 92 program, and the FX Series, substantial additional capital would be required to fund operations, research, development, and design efforts for future vehicles.
In addition, elevated U.S. import tariffs on electric vehicle components sourced from China could increase the Company’s future manufacturing costs as production of the FF 91, the planned FF 92 upgrade program, the FX Series, and other future vehicle models is introduced or scaled. While tariffs did not materially impact cost of goods sold for the three and nine months ended September 30, 2025 due to limited production volume, continued reliance on China-based suppliers may contribute to higher input costs, pressure gross margins, and increase the Company’s future funding needs.
Going Concern and Future Capital Strategy
Despite the Company’s diversified financing structure – including its SPA Portfolio Notes, convertible debt instruments, and equipment financing, and targeted inflows from new debt and anticipated equity, the Company’s recurring operating losses and continuing negative cash flows from operations continue to raise substantial doubt about the Company’s ability to continue as a going concern.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
3.Business Acquisition—Consolidation of AICX
On September 29, 2025 the Company invested $30.0 million in cash into AIXC and in exchange obtained a controlling financial interest. AIXC is a publicly traded life-sciences company that, with this investment, will transition towards cryptocurrency-related business. While the Company holds approximately 7.9% of AIXC’s outstanding voting shares as of September 30, 2025, it obtained governance and operating decision-making rights, including the appointment of a Co-Chief Executive Officer and the Chief Financial Officer of AIXC, each of whom is also an employee or officer of the Company, along with discretion over all digital-asset and cash management decisions. AIXC was determined to be a VIE because substantially all of the activities are controlled by a party with relatively few voting rights. Based on the Company’s governance and operating decision-making rights, the Company determined that it has the power to direct the activities that most significantly impact AIXC’s economic performance and is therefore the primary beneficiary of AIXC. The Company consolidates AIXC pursuant to the VIE provisions of ASC 810. The Series B Convertible Preferred Stock held by the Company as of September 30, 2025 became convertible into voting common shares upon stockholder approval in November 2025, in accordance with applicable Nasdaq listing rules, increasing the Company’s ownership to approximately 57.5% on an as-converted basis.
We accounted for the Business Combination using the acquisition method of accounting, as prescribed by ASC 805, “Business Combinations” (“ASC 805”). In accordance with valuation methodologies described in ASC 820, “Fair Value Measurement” (“ASC 820”), the acquired assets and assumed liabilities were recorded at their estimated fair values as of the date of the acquisition.
As part of this PIPE transaction, the Company received 248,722 shares of AIXC common stock and 13,108,358 shares of Series B Convertible Preferred Stock. Prior to conversion, only the common stock held voting rights, resulting in the Company owning approximately 7.9% of AIXC’s outstanding voting shares as of September 30, 2025. Upon stockholder approval of the Series B conversion terms on November 12, 2025 (see Note 17 - Subsequent Events), the preferred shares became convertible into common stock. On an as-converted basis, the Company held a total of approximately 13.4 million AIXC shares, representing 57.5% of the fully diluted share count of approximately 23.2 million shares at the acquisition date.
The Company contributed $30.0 million in cash to AIXC as part of a larger $40.7 million private placement financing (the “PIPE”) round whereby AIXC issued new shares of Common and Preferred Stock to the Company and other investors. For purchase accounting purposes under ASC 805, the Company concluded that the acquired fair value of AIXC’s net assets is approximately $38.2 million, as shown below. Goodwill, IPR&D and deferred tax liabilities, totaling $29.7 million, were recognized based on the fair value AIXC’s net assets, $38.2 million, which also represents the fair value of the non-controlling interest held by non FF investors in AIXC, less net assets acquired of $8.5 million. The Company’s acquisition-related costs were insignificant.
ASC 805 requires the acquirer to recognize the acquiree’s tangible and intangible assets and liabilities at their acquisition‑date fair values and to recognize identifiable intangible assets separately from goodwill when they are contractual or separable. The Company believes that the historical values of AIXC’s current assets and current liabilities approximate fair value based on the short-term nature. The provisional allocation to AIXC’s net assets is as follows (amounts in thousands):

Description (balance sheet line item)	Fair Value	Methodology
Cash (includes funds from non FF PIPE Investors)	$8,777	Carrying value
Prepaid expenses and other current assets	343	Recorded based on existing contracts and balances
Short term note receivable	4,348	Evaluated based on contractual terms and recoverability
Other receivable	2	Nominal; carried at book value
Intangibles (in-process R&D)	2,500	Valued with third-party specialist using cost build-up approach
Accounts payable and accruals	(1,324)	Carried at book value; represents working capital obligations
Warrant Liability	(362)	Based on acquisition-date Black-Scholes valuation by external expert
Promissory Notes	(3,237)	Fair value as of acquisition date
Other liabilities (deferred tax liability)	(625)	Estimated based on book-to-tax basis differences, prepared with specialist input
Net identifiable assets acquired	10,422	Subtotal of above
Goodwill	27,783	Calculated as residual of purchase price less net assets

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Total Net Assets Acquired[1]	$38,205	Total investment allocated

1. The Net Assets of AIXC acquired by the Company also represent the fair value of the non controlling interest in AIXC within the Company’s Unaudited Condensed Consolidated Financial Statements. The Company recognized NCI as the estimated fair value of the equity interests in AIXC not owned by the Company, measured in accordance with ASC 805 and ASC 820. The NCI will be adjusted in future periods for the Company’s proportionate share of AIXC’s earnings or losses and other changes in equity.
NCI is measured on the acquisition date as the fair value of the equity interests not held by the Company. NCI is computed by summing the other‑holders’ components on a fair-value and as-converted basis for preferred shares. Amounts are in thousands.

Component	Amount
Common Shares	$15,368
Preferred Shares	22,837
$38,205
Provisional impact on consolidated results
The preliminary purchase price allocation is based on current information and is subject to change during the measurement period (up to one year from the closing) as valuations are finalized. Any material adjustments will be recorded as adjustments in the Company’s financial statements.
Goodwill and Measurement Period
The goodwill recorded at closing relates principally to intangible assets that do not qualify for separate recognition under GAAP. The goodwill recognized at the acquisition date primarily reflects the impact of measuring the noncontrolling interest at fair value, which was determined using directly observable quoted prices of AIXC’s shares on the acquisition date. AIXC’s stock price on that date experienced notable volatility associated with the closing of a financing round that significantly enhanced AIXC’s liquidity. Additionally, AIXC provided an established public-company platform, including an existing registration, exchange listing, and shareholder baser. Goodwill was measured as the excess of the purchase price over net tangible and identifiable intangible assets.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

4.Inventory, net (Current and non current)
Inventory, net, consists of the following as of:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials (net of reserves)	$11,252	$27,440
Work in progress	182	46
Finished goods	199	—
	$11,633	$27,486

Inventory, current portion	$381	$27,486
Inventory, non-current portion (1)	$11,252	$—

1) Non-current inventory presented as part of Other non-current assets in the Unaudited Condensed Consolidated Balance Sheets
The inventory reserve was $17.7 million and $3.3 million as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025 the Company increased its inventory reserve by $10.6 million and $14.4 million, respectively. Of these amounts, approximately $9.6 million related to market conditions such as anticipated tariffs and higher transportation costs, and approximately $4.8 million, related to excess and obsolete (“E&O”) inventory identified during the period.
5.Deposits (current and non-current) and Other Current Assets
Deposits and other current assets consist of the following as of:

(in thousands)	September 30, 2025	December 31, 2024
Deposits
Deposits for research and development, prototype and production parts, and other	$18,519	$29,318
Deposits for goods and services yet to be received (“Future Work”)	1,676	1,776
	$20,195	$31,094

Deposits, current portion	$7,784	$31,094
Deposits, non-current portion (1)	$12,411	$—

Other current assets	September 30, 2025	December 31, 2024

Prepaid expenses	$10,921	$4,832
Other current assets	1,476	1,295
	$12,397	$6,127

1) Non-current deposits presented as part of Other non-current assets in the Unaudited Condensed Consolidated Balance Sheets

Deposits for R&D, prototype and production parts, and other related items are recognized and reported as R&D expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss when services are provided or as prototype parts are received. The Company makes deposits for inventory and property and equipment items which are classified

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
as Deposits for goods and services yet to be received (“Future Work”). Prepaid expenses primarily consist of software subscriptions and insurance, and Other current assets includes certain deferred expenses.
Prepaid expenses primarily consist of software subscriptions and insurance, and Other current assets includes certain deferred expenses.
The Company recorded an impairment charge of $8.5 million and $8.5 million for the three and nine months ended September 30, 2025, respectively. The impairment loss is included within Asset impairment on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
As of September 30, 2025, $12.4 million of deposits were classified as non-current, relating primarily to production parts not expected to be received within twelve months.

6.Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consists of the following as of:

(in thousands)	September 30, 2025	December 31, 2024
Land, buildings and building improvements	$77,951	$111,443
Computer hardware	2,397	2,397
Tooling, machinery and equipment	122,376	319,313
Vehicles	699	245
Lease vehicles	1,390	3,121
Computer software	4,339	4,339
Construction in process	9,572	27,563
	218,724	468,421
Less: Accumulated depreciation	(54,114)	(119,834)
	$164,610	$348,587
The Company’s CIP is primarily related to the construction of tooling, machinery and equipment for the FF ieFactory California. Tooling, machinery, and equipment are either held at Company facilities, primarily the FF ieFactory California, or at the vendor’s location until the tooling, machinery and equipment is completed.
Depreciation and amortization expense totaled $19.1 million and $17.5 million for the three months ended September 30, 2025, and 2024, respectively and 56.3 million and $53.5 million for the nine months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025, the Company disposed of property, plant, and equipment, with a carrying value of approximately $1.7 million. For the nine months ended September 30, 2024, the Company disposed of property, plant, and equipment, with a carrying value of approximately $2.5 million.

During the third quarter of 2025, the Company identified impairment triggering events and performed an impairment assessment under ASC 360. As described in section Impairment of Long-Lived Assets within Summary of Significant Accounting Policies, these events included the elimination of federal EV tax credits, escalating U.S.–China trade tensions, and the Company’s market capitalization relative to carrying value. Based on this assessment and an independent third-party valuation, the Company recorded an impairment charge of $130.0 million and $130.0 million for the three and nine months ended September 30, 2025, respectively, including impairment of Construction in progress of $10.1 million. There were no impairment charges for the three and nine months ended September 30, 2024. The impairment loss is included within Asset impairment on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
The impairment relates primarily tooling, machinery, and equipment at vendor sites and at the Company’s FF ieFactory California production facility in Hanford, California, that are no longer supported under updated operational plans, as the Company shifts focus from FF 91 program activities to the planned FF 92 upgrade and prepares for FX Super One production.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities—which include both third-party and related-party balances—comprise the following items as of:

(in thousands)	September 30, 2025	December 31, 2024
Accrued payroll and benefits	$34,063	$27,713
Accrued legal contingencies	8,638	9,091
Customer deposits	4,124	3,027
Accrued liabilities with related parties	12,540	11,077
Other current liabilities	13,845	5,846
	$73,210	$56,754
Asset Retirement Obligation
Due to the build out of the FF ieFactory California, the Company has an asset retirement obligation (“ARO”) totaling $0.8 million and $0.8 million as of September 30, 2025 and December 31, 2024, respectively. The ARO is recorded in Other liabilities with a corresponding ARO asset within Land, buildings and building improvements and Tooling, machinery, and equipment. The ARO asset is depreciated to operating expense over the remaining term of the lease through December 2027.
8.Notes Payable

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company has entered into notes payable agreements with third parties. The tables below summarize these agreements as of September 30, 2025 and December 31, 2024, providing details on contractual maturity dates, contractual interest rates, unpaid principal balances, fair value adjustments, original issue discounts, including proceeds allocated to warrants, and net carrying values.
During the three months ended September 30, 2025, the Company obtained control of AIXC (refer to Note 3 Business Acquisition—Consolidation of AICX for details of the transaction). Accordingly, AIXC’s assets and liabilities, including its outstanding debt instruments, have been consolidated as of September 29, 2025. The inclusion of AIXC’s debt in the consolidated balances below reflects the fair value of such obligations recognized upon initial consolidation.
Most of the Company’s notes payable are accounted for under the fair value option in accordance with ASC 825, with changes in fair value recorded in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For instruments measured at fair value, no effective interest rate is presented, as changes in fair value capture all economic returns associated with these debt instruments. Although the stated interest rates on the SPA Portfolio Notes are 10% or 15%, the Company’s effective cost of capital is substantially higher. Each SPA Portfolio Note permits the holder to settle in shares at a value exceeding the stated principal and accrued interest. In addition, each noteholder receives an SPA Portfolio Warrant, and certain holders receive an Incremental Warrant. These settlement features and additional instruments have significant value and materially increase the effective cost of capital above the stated rates. Further, these instruments carry high interest rate structures and embedded economics that can result in a loss on issuance. The financial impact of the SPA Portfolio Notes is reflected in the change in fair value and loss on extinguishment line items in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

September 30, 2025
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
2023 Unsecured SPA Notes	Various through August 2031	10%	-	15%	$8,100	$203	$(810)	$7,493
Junior Secured SPA Notes	Various through September 2030	10%	18,000	(471)	—	17,529
2024 Unsecured SPA Notes	Various through October 2030	10%	9,070	756	—	9,826
2025 March Unsecured SPA Notes	Various dates in 2030	10%	16,188	3,503	(12,479)	7,212
2025 July Unsecured SPA Notes	August 2030	10%	39,200	(1,872)	(7,936)	29,392
Notes payable – China other	Due on Demand	—%	4,213	—	—	4,213
2025 Convertible Note - AIXC	January 2026	—%	132	230	(22)	340
Promissory Notes - AIXC	Various through November 26, 2025	—%	3,250	—	(353)	2,897
$98,153	$2,349	$(21,600)	$78,902

Notes payable, current portion	$7,450
Notes payable, long-term portion	$71,452

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
(in thousands)	Contractual Maturity Date	Contractual Interest Rates			Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%	-	15%	$3,118	$2,651	$(312)	$5,457
2023 Unsecured SPA Notes	Various dates in 2029	10%	-	15%	4,380	2,844	(508)	6,716
Junior Secured SPA Notes	September 2029	10%			28,840	13,163	(15,944)	26,059
2024 Unsecured SPA Notes	December 2029	10%			10,015	8,741	(11,724)	7,032
Notes payable – China other	Due on Demand	—%			4,173	—	—	4,173
Auto loans	October 2026	7%			51	—	—	51
					$50,577	$27,399	$(28,488)	$49,488

Notes payable, current portion								$4,224
Notes payable, long-term portion								$45,264

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Roll Forward of the Fair Value of Notes payable, current portion by Transaction Type
The following table presents a roll forward of the Company’s Notes payable, current portion balances from June 30, 2025 to September 30, 2025 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Junior Secured SPA Notes	2024 Unsecured SPA Notes	2025 March Unsecured SPA Notes	2025 July Unsecured SPA Notes	Notes payable – China other	2025 Convertible Note - AIXC	Promissory Notes - AIXC	Total
Balance as of June 30, 2025 (a)	$—	$4,539	$—	$10,009	$9,297	$—	$4,188	$—	$—	$28,033
New Issuances (b)	—	4,500	17,423	21,859	5,103	38,564	—	—	$—	87,449
Addition of Debt upon Consolidation of AICX (c)	—	—	—	—	—		—	340	$2,897	3,237
Repayment of Debt (d)	—	—	—	—	—	—	—	—	$—	—
Conversion of Debt to Equity (e)	—	(1,757)	—	(15,809)	(4,202)	—	—	—	$—	(21,768)
Fair Value Adjustments of Debt (f)	—	212	106	(6,233)	(2,987)	(9,172)	—	—	$—	(18,074)
Other Adjustments (g)	—	—	—	—	—	—	25	—	$—	25
Balance as of September 30, 2025 (h)	$—	$7,494	$17,529	$9,826	$7,211	$29,392	$4,213	$340	$2,897	$78,902

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2025.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance increased the principal amount of notes issued during the period by $3,130 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Portfolio Notes and the related SPA Portfolio Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Represents the addition of AICX’s outstanding debt instruments upon consolidation on September 29, 2025. The AICX debt instruments were recognized at fair value on the acquisition date. For the AICX promissory notes, historical carrying value is deemed to approximate fair value.
(d) Cash repayments of principal amounts during the period.
(e) Fair value of debt converted into equity during the period.
(f) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' in the Unaudited Condensed Consolidated Statements of Operations. Line-item 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' also includes debt issuance costs of $3,063 thousand, which are separately identifiable from the fair value adjustments noted above.

(g) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(h) The carrying value for each note category, fair value or amortized cost depending on the election, as of September 30, 2025.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents a roll forward of the Company’s Notes payable, current portion balances from June 30, 2024 to September 30, 2024 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Unsecured Convertible Notes	Junior Secured SPA Notes	Notes payable – China other	Auto Loans	Total
Balance as of June 30, 2024 (a)	$42,715	$10,503	$19,234	$—	$4,878	$64	$77,394
New Issuances (b)	1,125	—	10,816	5,932	—	—	17,873
Repayment of Debt, including periodic interest on debt carried at fair value (c)	—		—	—	—	(6)	(6)
Conversion of Debt to Equity (d)	(20,376)	(7,275)	—	—	—	—	(27,651)
Modifications and Extinguishments of Debt (e)	5,158	(2,394)	(65)	—	—	—	2,699
Fair Value Adjustments of Debt (f)	(8,408)	(2,355)	(114)	(4,004)	—	—	(14,881)
Reclassification of Debt Between Debt Categories (g)	—	22,371	(29,871)	7,500	—	—	—
Other Adjustments (h)	—	—	—	—	72	—	72
Balance as of September 30, 2024 (i)	$20,214	$20,850	$—	$9,428	$4,950	$58	$55,500

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2024.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $7,467 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

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
(f) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and call option derivatives in the Unaudited Condensed Consolidated Statements of Operations. Line-item 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' also includes debt issuance costs of $681 thousand, which are separately identifiable from the fair value adjustments noted above.

(g) Transfers of amounts between debt categories, such as from secured to unsecured classifications.
(h) Miscellaneous changes not captured in other columns, such as currency adjustments.
(i) The carrying value for each note category, fair value or amortized cost depending on the election, as of September 30, 2024.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Roll Forward of the Fair Value of Notes payable, current portion by Transaction Type
The following table presents a roll forward of the Company’s Notes payable, current portion balances from December 31, 2024 to September 30, 2025 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Junior Secured SPA Notes	2024 Unsecured SPA Notes	2025 March Unsecured SPA Notes	2025 July Unsecured SPA Notes	Notes payable – China other	2025 Convertible Note - AIXC	Promissory Notes - AIXC	Auto Loans	Total
Balance as of December 31, 2024 (a)	$5,457	$6,716	$26,059	$7,032	—	—	$4,173	$—	$—	$51	$49,488
New Issuances (b)	—	9,000	17,423	32,955	15,197	38,564	—	—	—	—	113,139
Addition of Debt upon Consolidation of AICX (c)	—	—	—	—	$—	$—	—	340	2,897	—	3,237
Repayment of Debt (d)	—	—	—	—	$—	$—	—	—	—	(6)	(6)
Conversion of Debt to Equity (e)	(3,535)	(6,449)	(16,468)	(21,656)	$(7,712)	$—	—	—	—	—	(55,820)
Fair Value Adjustments of Debt (f)	(1,922)	(1,773)	(9,485)	(8,505)	(274)	(9,172)	—	—	—	—	(31,131)
Other Adjustments (g)	—	—	—	—	$—	$—	40	—	—	(45)	(5)
Balance as of September 30, 2025 (h)	$—	$7,494	$17,529	$9,826	$7,211	$29,392	$4,213	$340	$2,897	$—	$78,902

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2024.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $20,250 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Represents the addition of AICX’s outstanding debt instruments upon consolidation on September 29, 2025. The AICX debt instruments were recognized at fair value on the acquisition date. For the AICX promissory notes, historical carrying value is deemed to approximate fair value.
(d) Cash repayments of principal amounts during the period.
(e) Fair value of debt converted into equity during the period.
(f) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Line-item Change in fair value of notes payable, warrant liabilities, and derivative call options also includes debt issuance costs of $5,293 thousand, which are separately identifiable from the fair value adjustments noted above.

(g) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(h) The carrying value for each note category, fair value or amortized cost depending on the election, as of September 30, 2025.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents a roll forward of the Company’s Notes payable, current portion balances from December 31, 2023 to September 30, 2024 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Unsecured Convertible Notes	Junior Secured SPA Notes	Notes payable – China other	Auto Loans	Total
Balance as of December 31, 2023 (a)	$74,232	$11,938	$—	$—	$4,898	$82	$91,150
New Issuances (b)	8,451	—	27,386	5,932	—	—	41,769
Repayment of Debt, including periodic interest on debt carried at fair value (c)	—	—	—	—	—	(24)	(24)
Conversion of Debt to Equity (d)	(36,961)	(7,495)	—	—	—	—	(44,456)
Modifications and Extinguishments of Debt (e)	5,158	(2,394)	(65)	—	—	—	2,699
Fair Value Adjustments of Debt (f)	(30,666)	(3,570)	2,550	(4,004)	—	—	(35,690)
Reclassification of Debt Between Debt Categories (g)	—	22,371	(29,871)	7,500	—	—	—
Other Adjustments (h)	—				52	—	52
Balance as of September 30, 2024 (i)	$20,214	$20,850	$—	$9,428	$4,950	$58	$55,500

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2023.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $8,302 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

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
(f) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and call option derivatives in the Unaudited Condensed Consolidated Statements of Operations. Line-item 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' also includes debt issuance costs of $871 thousand, which are separately identifiable from the fair value adjustments noted above.

(g) Transfers of amounts between debt categories, such as from secured to unsecured classifications.
(h) Miscellaneous changes not captured in other columns, such as currency adjustments.
(i) The carrying value for each note category, fair value or amortized cost depending on the election, as of September 30, 2024.
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of Notes payable, current portion as of September 30, 2025, are as follows:

(in thousands)
Due on demand	$4,213
2025	3,250
2026	132
2027	—
2028	—
2029	—
2030	82,458
Thereafter	8,100
$98,153

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company has issued various financing arrangements, including secured and unsecured notes, convertible notes, and loans. These are categorized as follows: (i) Secured SPA Notes; (ii) 2023 Unsecured SPA Notes; (iii) Unsecured Convertible Notes; (iv) Junior Secured SPA Notes; (v) 2024 Unsecured SPA Notes; (vi) 2025 March Unsecured SPA Notes; (vii) 2025 July Unsecured SPA Notes; (viii) Notes payable – China other; and (ix) Auto loans. In addition, during the three months ended September 30, 2025, the Company consolidated AIXC, and accordingly recognized AIXC’s outstanding debt instruments at fair value as of the consolidation date. These obligations are included within the categories presented above.
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
The Secured SPA Notes bear an annual interest rate of 10%, increasing to 15% if interest is paid in shares of Class A Common Stock. Principal and interest are due at maturity, unless converted earlier pursuant to the Secured SPA Notes’ conversion privileges. Issued at a 10% original issue discount, these notes are convertible into Class A Common Stock at the lesser of a fixed conversion price or 90% of the lowest volume-weighted average price (“VWAP”) for the trading day immediately prior to the conversion date. The Secured SPA Notes are subject to full ratchet anti-dilution price protection and as of September 30, 2025 the fixed price conversion price was $1.16. The Secured SPA Notes mature six years from each date of issuance. There were no outstanding Secured SPA Notes, as of September 30, 2025.
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
Amendments and Modifications
The Secured SPA Notes have undergone several amendments:
•Unanimous Written Consents: During the nine months ended September 30, 2024, the Company’s Board of Directors (the “Board”) exercised its authority via a series of written consents (the “Unanimous Written Consents”) to adjust the principal conversion price of the Secured SPA Notes as it considered desirable. The Board chose to reduce the principal conversion price from $29.33 to 105% of the listed market price of the Company’s Common Stock at the close of the trading day on which a conversion notice is delivered. The adjustments to the principal conversion price were temporary in nature and contractually concluded on June 30, 2024. The actions of the Board in the Unanimous Written Consents did not trigger any full ratchet anti-dilution price protection in the Company’s debt and equity securities.
•Eleventh and Twelfth Amendments (July 11, 2024): Permitted entry into the Collateralized Loan by subordinating liens securing the Secured SPA Notes to liens under the Collateralized Loan (See Note 10, Other Financing Liabilities, Section Collateralized Loan below).
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

During the nine months ended September 30, 2025 there have not been any dilutive sale and purchase transactions effecting the Secured SPA Notes.
Summary of Secured SPA Notes Activity
As of September 30, 2025, the fair value of the Secured SPA Notes was zero, compared to $5.5 million as of December 31, 2024.
During the three months ended September 30, 2024, the Company received net cash proceeds of $1.1 million, after original issue discounts, in exchange for the issuance of Secured SPA Notes. During the same period, the Company converted debt with a principal amount of $49.8 million into 15,453,305 shares of Class A Common Stock. The conversion of Secured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $48.9 million. For the three months ended September 30, 2024, the Company recognized a gain of $8.4 million from the fair value remeasurement of Secured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, and a $5.2 million loss on extinguishment of notes payable triggered by the Waiver Agreement recorded in Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Loss. There were no transactions involving Secured SPA Notes during the three months ended September 30, 2025.
During the nine months ended September 30, 2025 and 2024, the Company received net cash proceeds of zero and $8.5 million, respectively, after original issue discounts, in exchange for the issuance of Secured SPA Notes. During the same periods, the Company converted debt with a principal amount of $3.1 million and $83.1 million into 3,164,911 and 25,335,671 shares of Class A Common Stock, respectively. The conversion of Secured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $0.3 million and $107.0 million for each period. For the nine months ended September 30, 2025 and 2024, the Company recognized a gain of $1.9 million and $30.7 million, respectively, from the fair value remeasurement of Secured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the nine months ended September 30, 2024 the Company also recognized a $5.2 million loss on extinguishment of notes payable triggered by the Waiver Agreement recorded in Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Loss.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
2023 Unsecured SPA Notes
Overview and Terms
Pursuant to that certain Securities Purchase Agreement dated May 8, 2023, (the “2023 Unsecured SPA”) by and between the Company and the investors party thereto, including Metaverse Horizon Limited (“MHL”), a related party, the Company issued certain unsecured convertible promissory note (the “2023 Unsecured SPA Notes”). These 2023 Unsecured SPA Notes are unsecured and have terms similar to the Secured SPA Notes, except they lack collateral backing.
The 2023 Unsecured SPA Notes bear an annual interest rate of 10%, increasing to 15%, if interest is paid in shares of Class A Common Stock. Principal and interest are due at maturity, unless converted earlier pursuant to the 2023 Unsecured SPA Notes’ conversion privileges. Issued at a 10% original issue discount, these notes are convertible into the Company’s Class A Common Stock at the lesser of a fixed conversion price or 90% of the VWAP for the trading day immediately prior to the conversion date. The 2023 Unsecured SPA Notes are subject to full ratchet anti-dilution price protection and as of September 30, 2025 the fixed conversion prices were $1.16 and $5.24 for different tranches outstanding. The 2023 Unsecured SPA Notes mature primarily six years from each date of issuance. There were $7.5 million outstanding 2023 Unsecured SPA Notes, as of September 30, 2025.
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
The activity below does not include related party transactions, which are discussed separately in Note 9, Related Party Transactions.
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
During the three months ended September 30, 2025, the Company entered into several dilutive sale and purchase transactions through issuance of Junior Secured SPA Notes and 2024 Unsecured SPA Notes upon the exercise of the Junior Secured SPA and 2024 Unsecured SPA Incremental Warrants. These transactions triggered the full ratchet anti-dilution price protection for the 2023 Unsecured SPA Notes issued prior to such dilutive transactions. Accordingly, as of September 30, 2025, the conversion price of the 2023 Unsecured SPA Notes was $1.16 or $5.24, depending on the tranche.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Summary of 2023 Unsecured SPA Notes Activity
As of September 30, 2025, the fair value of the outstanding 2023 Unsecured SPA Notes was $7.5 million. As of December 31, 2024, the fair value of the outstanding 2023 Unsecured SPA Notes was $6.7 million.
During the three months ended September 30, 2025, and 2024, the Company received net cash proceeds of $4.5 million and zero, respectively, after original issue discounts, in exchange for the issuance of 2023 Unsecured SPA Notes. During the same periods, the Company converted debt with a principal amount of $1.9 million and $12.1 million into 1,622,455 and 3,658,727 shares of Class A Common Stock, respectively. The conversion of 2023 Unsecured SPA Notes into Class A Common Stock resulted in a loss of $0.4 million and $7.6 million on extinguishment, for each period, respectively. For the three months ended September 30, 2025, and 2024, the Company recognized a loss of $0.2 million and a gain of $2.4 million, respectively, from the fair value remeasurement of 2023 Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended September 30, 2024, the Company also recorded a $2.4 million gain on extinguishment of notes payable triggered by the Waiver Agreement recorded in Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Loss.
During the nine months ended September 30, 2025 and 2024, the Company received net cash proceeds of $9.0 million and zero , respectively, after original issue discounts, in exchange for the issuance of 2023 Unsecured SPA Notes. During the same periods, the Company converted debt with a principal amount of $6.3 million and $12.5 million into 5,790,219 and 3,782,135 shares of Class A Common Stock, respectively. The conversion of 2023 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $3.2 million and $7.8 million for each period. For the nine months ended September 30, 2025 and 2024, the Company recognized a gain of $1.8 million and $3.6 million, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the nine months ended September 30, 2024, the Company also recorded a $2.4 million gain on extinguishment of notes payable triggered by the Waiver Agreement recorded in Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Loss.
Unsecured Convertible Notes
Overview and Terms
In 2024 and 2025, the Company issued unsecured convertible notes (the “Unsecured Convertible Notes”), with various investors, including MHL, a related party. These Unsecured Convertible Notes, mature three months from issuance, accrue interest at 4.27% and are convertible at issuance into Class A Common Stock, certain SPA Portfolio Notes, or a future security purchase agreement issued by the Company. The activity below does not include related parties activity, discussed separately in Note 9, Related Party Transactions.
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
Summary of Unsecured Convertible Notes Activity
There were no outstanding Unsecured Convertible Notes as of September 30, 2025, following their conversion into other SPA Portfolio Notes during the year ended December 31, 2024. During the nine months ended September 30, 2025, the Company issued related party Unsecured Convertible Notes discussed separately in Note 9, Related Party Transactions.

During the three and nine months ended September 30, 2024, the Company received net cash proceeds of $10.8 million and $27.4 million, respectively, after original issue discounts, in exchange for the issuance of Unsecured Convertible Notes. During the same periods, the Company neither converted any Unsecured Convertible Notes into shares of Class A Common Stock, nor incurred gain or a loss on extinguishment for each period. For the three and nine months ended September 30, 2024, the Company recognized a gain of $0.1 million and a loss of $2.6 million, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2024, the Company also recorded a $0.1 million gain on extinguishment of notes payable triggered by the Waiver Agreement recorded in Loss on settlement of notes payable in the Consolidated

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Statements of Operations and Comprehensive Loss. During the three and nine months ended September 30, 2024 and exchanged the entire outstanding balance of Unsecured Convertible Notes for 2023 Unsecured SPA Notes and Junior Secured SPA Notes.
There were no transactions involving third party Unsecured Convertible Notes during the three and nine months ended September 30, 2025.
Junior Secured SPA Notes
Overview and Terms
Pursuant to that certain Securities Purchase Agreement dated September 5, 2024 by and between the Company and the investors party thereto (the “Junior Secured SPA”), the Company issued certain secured convertible promissory notes (the “Junior Secured SPA Notes”). These Junior Secured SPA Notes are secured by a second-priority lien on certain assets and bear an annual interest rate of 10%. Principal and interest are payable at maturity or at each conversion date. The notes are convertible along with accrued interest into Class A Common Stock at the lesser of (a) a fixed conversion price or (b) the greater of (1) the floor price, $1.05, or (2) the average VWAP of the common stock for the five previous trading days. Junior Secured SPA Notes are subject to full ratchet anti-dilution price protection and as of September 30, 2025 the fixed price conversion price was $1.16 or $5.24 for different tranches outstanding. These notes mature in Various through September 2030.
The original Junior Secured SPA Investors were given warrants (the “Junior SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the Junior Secured SPA Note funded. The Junior SPA Warrants are exercisable immediately with a term of five years. The Company issued to the placement agent for the transaction a warrant (the “Placement Agent Warrant”) identical to that of the Junior Secured SPA Investors for 202,768 shares of Common Stock, exercisable immediately. These warrants are subject to the same full ratchet anti-dilution price protection as the Junior Secured SPA Notes. The Company’s Junior SPA Warrants meet the requirements for liability classification pursuant to ASC 480-10, Distinguishing Liabilities from Equity. The Junior SPA Warrants could require cash settlement upon events that are considered outside of the control of the Company.
The Junior Secured SPA Investors were issued incremental warrants (the “Junior SPA Incremental Warrants”) to purchase additional Junior Secured SPA Notes up to the amounts originally funded under their original Junior Secured SPA Note commitments. The Junior SPA Incremental Warrants, presented in the Unaudited Condensed Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a one-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions. See Note 15, Fair Value of Financial Instruments for further details on the Junior SPA Incremental Warrants.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
During the three months ended September 30, 2025, the Company entered into a dilutive transaction through the issuance of 2024 Unsecured SPA Notes upon the exercise of 2024 Unsecured SPA Incremental Warrants. This transaction triggered the full ratchet anti-dilution provisions of the Junior Secured SPA Notes issued during the three months ended September 30, 2025, but prior to the dilutive transaction. Accordingly, as of September 30, 2025, conversion price of certain Junior Secured SPA Notes issued during the same period was $1.16.
Summary of Junior Secured SPA Notes Activity
As of September 30, 2025, the fair value of the Junior Secured SPA Notes was $17.5 million, compared to $26.1 million as of December 31, 2024.
During the three and nine months ended September 30, 2024, the Company received net cash proceeds of $13.3 million after original issue discounts, in exchange for the issuance of Junior Secured SPA Notes. During the same periods, the Company recognized a gain of $4.0 million from the fair value remeasurement of Junior Secured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the three and nine months ended September 30, 2025, the Company received net cash proceeds of $18.0 million after original issue discounts, in exchange for the issuance of Junior Secured SPA Notes upon exercise of Junior secured Incremental Warrants. During the same periods, the Company converted debt with a principal amount of zero and $28.8 million into zero and 27,412,545 shares of Class A Common Stock, respectively. The conversion of Junior Secured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of zero and $20.4 million, for each period. For the three and nine months ended September 30, 2025, the Company recognized a loss of $0.1 million and a gain of $9.5 million, respectively, from the fair value remeasurement of Junior Secured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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
The original 2024 Unsecured SPA Investors were issued warrants (the “2024 Unsecured SPA Warrants”) equal to 33% of the shares issuable upon conversion of the aggregate principal amount under the 2024 Unsecured SPA Notes (defined below) purchased by such 2024 Unsecured SPA Investor. The 2024 Unsecured SPA Warrants are exercisable immediately with a term of five years. 2024 Unsecured SPA Warrants are subject to the same full ratchet anti-dilution price protection as the 2024 Unsecured SPA Notes. The Company’s 2024 Unsecured SPA Warrants meet the requirements for liability classification pursuant to ASC 480-10, Distinguishing Liabilities from Equity. The 2024 Unsecured SPA Warrants could require cash settlement upon events that are considered outside of the control of the Company in a manner that is not consistent with the holders of the Company’s Common Stock.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The original 2024 Unsecured SPA Investors were issued incremental warrants (the “2024 Unsecured SPA Incremental Warrants”) to purchase additional 2024 Unsecured SPA Notes up to the amounts originally funded under their original 2024 Unsecured SPA Note commitments. The 2024 Unsecured SPA Incremental Warrants, presented in the Unaudited Condensed Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a one-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions. See Note 15, Fair Value of Financial Instruments for further details on the 2024 Unsecured SPA Incremental Warrants.
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
Summary of 2024 Unsecured SPA Notes Activity
As of September 30, 2025, the fair value of the 2024 Unsecured SPA Notes was $9.8 million, compared to $7.0 million as of December 31, 2024.
During the three and nine months ended September 30, 2025, the Company received net cash proceeds of $14.0 million and $34.0 million, respectively, after original issue discounts, in exchange for the issuance of 2024 Unsecured SPA Notes. The proceeds received during the three months ended September 30, 2025 were attributable to the issuance of 2024 Unsecured SPA Notes upon the exercise of 2024 Unsecured Incremental Warrants. During the same periods, the Company converted debt with a principal amount of $23.2 million and $34.9 million into 20,894,171 and 31,690,932 shares of Class A Common Stock, respectively. The conversion of 2024 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $36.3 million and $45.6 million, for each period. For the three and nine months ended September 30, 2025, the Company recognized a gain of $6.2 million and $8.5 million, respectively, from the fair value remeasurement of 2024 Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
There were no transactions involving 2024 Unsecured SPA Notes during three and nine months ended September 30, 2024 as the 2024 Unsecured SPA Notes had not yet been issued.
2025 March Unsecured SPA Notes
Overview and Terms
On March 21, 2025, the Company entered into a securities purchase agreement (the “2025 March Unsecured SPA”) with certain accredited investors, including MHL a related party (collectively, the “2025 March Unsecured SPA Investors”), pursuant to which the Company agreed to issue and sell an aggregate of $41.0 million in principal amount of senior unsecured convertible promissory notes (the “2025 March Unsecured SPA Notes”). The 2025 March Unsecured SPA will be completed in four closings, each subject to specified closing conditions including minimum trading price and volume thresholds. The activity below does not include related party activity, discussed separately in Note 9, Related Party Transactions.
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
The 2025 March Unsecured SPA Investors were issued warrants (the “2025 March Unsecured SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the 2025 March Unsecured SPA Notes funded, calculated using the initial conversion price of the 2025 March Unsecured SPA Notes. The 2025 March Unsecured SPA Warrants are exercisable immediately with a term of five years. The 2025 March Unsecured SPA Warrants are subject to the same full ratchet anti-dilution price protection as the 2025 March Unsecured SPA Notes. The Company’s 2025 March Unsecured SPA Warrants meet the requirements for liability classification pursuant to ASC 480-10, Distinguishing Liabilities from Equity. The 2025 March Unsecured SPA Warrants could require cash settlement upon events that are considered outside of the control of the Company in a manner that is not consistent with the holders of the Company’s Common Stock.
The 2025 March Unsecured SPA Investors were issued incremental warrants (the “2025 March Unsecured SPA Incremental Warrants”) to purchase additional 2025 March Unsecured SPA Notes up to the amounts funded under their 2025 March Unsecured SPA commitments. The 2025 March Unsecured SPA Incremental Warrants, presented in the Unaudited Condensed Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a five-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions. See Note 15, Fair Value of Financial Instruments for further details on the 2025 March Unsecured SPA Incremental Warrants.
The 2025 March Unsecured SPA Investors received a number of shares of Series B Preferred Stock equal to the lesser of (i) the number of shares of common stock into which such purchaser’s notes are convertible, and (ii) such purchaser’s pro rata share (based on commitment percentage) of an aggregate cap of 9,000,000 shares of Series B Preferred Stock. See Note 13 Stockholders’ Equity for further details on the shares of Series B Preferred Stock.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note Conversion and exercise price re-set
Pursuant to the terms of the 2025 March Unsecured SPA, on May 28, 2025, the fixed conversion price of the 2025 March Unsecured SPA Notes and the exercise price of the related common stock warrants were reset to 100% and 120%, respectively, of the closing price of the Company’s Class A common stock on the trading day immediately prior to the receipt of stockholder approval for the related private placement. As a result, the fixed conversion price and warrant exercise price of the 2025 March Unsecured SPA instruments re-set to $1.22 and $1.464, respectively.
Anti-Dilution Adjustments
During the three months ended September 30, 2025, the Company entered into a dilutive sale and purchase transaction, through issuance of 2024 Unsecured SPA Notes upon exercise of 2024 Unsecured SPA Incremental Warrants. This transaction triggered the full ratchet anti-dilution price protection for 2025 March Unsecured SPA Notes and related warrants issued prior to this transaction. Accordingly, as of September 30, 2025, the conversion price of certain 2025 March Unsecured SPA Notes was $1.16 and the exercise price of certain 2025 March Unsecured SPA Notes Warrants $1.392.
Summary of 2025 March Unsecured SPA Notes Activity
As of September 30, 2025, the fair value of the outstanding 2025 March Unsecured SPA Notes, was approximately $7.2 million compared to zero as of December 31, 2024.
During the three and nine months ended September 30, 2025, the Company received net cash proceeds of $8.1 million and $32.2 million, respectively, after original issue discounts, in exchange for the issuance of 2025 March Unsecured SPA Notes, including cash proceeds of $7.5 million from issuance of 2025 March Unsecured SPA Notes upon exercise of related Incremental Warrants. During the same periods, the Company converted debt with a principal amount of $9.3 million and $16.0 million into 8,429,301 and 14,598,957 shares of Class A Common Stock, respectively. The conversion of 2025 March Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $9.8 million and $15.3 million, for each period. For the three and nine months ended September 30, 2025, the Company recognized a gain of $3.0 million and $0.3 million, respectively, from the fair value remeasurement of 2025 March Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
There were no transactions involving 2025 March Unsecured SPA Notes during three and nine months ended September 30, 2024 as the 2025 March Unsecured SPA Notes had not yet been issued.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
2025 July Unsecured SPA Notes
Overview and Terms
On July 14, 2025, the Company entered into a securities purchase agreement (the “2025 July Unsecured SPA”) with certain accredited investors (collectively, the “2025 July Unsecured SPA Investors”), pursuant to which the Company agreed to issue and sell an aggregate of $82.0 million in principal amount of senior unsecured convertible promissory notes (the “2025 July Unsecured SPA Notes”). The 2025 July Unsecured SPA will be completed in two closings, each subject to specified closing conditions including minimum trading price and volume thresholds.
The 2025 July Unsecured SPA Notes mature five years from the date of issuance and bear interest at a fixed rate of 10% per annum. Interest is payable on each conversion date or at maturity and may be settled in cash, shares of Class A common stock, or a combination thereof, at the Company’s election and subject to certain conditions. In the event of a default, the interest rate increases to 18% per annum. The Company may redeem the notes at a premium of 10% over the greater of (i) the value of the shares otherwise issuable upon conversion and (ii) the value of the note’s outstanding principal. In a bankruptcy-related default, the notes are redeemable at a 25% premium, unless waived by the holder.
The 2025 July Unsecured SPA Notes are convertible at the option of the holder into shares of the Company’s Class A common stock at an initial fixed conversion price of $1.75 per share, subject to customary anti-dilution adjustments and full ratchet anti-dilution price protection. The number of shares issuable upon conversion is determined by dividing the outstanding principal and accrued interest, together with an 8% premium, by the conversion price. The notes also include an alternate conversion feature that permits the holder to convert at the lower of (i) the then-effective conversion price or (ii) the greater of $1.048 per share (the “floor price”) and the lowest VWAP of the Class A common stock during the five trading days immediately preceding the conversion notice.
The 2025 July Unsecured SPA Investors were issued warrants (the “2025 July Unsecured SPA Warrants”) equal to 33% of the shares issuable upon conversion of the aggregate principal amount under the 2025 July Unsecured SPA Notes funded. The 2025 July Unsecured SPA Warrants are exercisable immediately with a term of five years. The 2025 July Unsecured SPA Warrants are subject to the same full ratchet anti-dilution price protection as the 2025 July Unsecured SPA Notes. The Company’s 2025 July Unsecured SPA Warrants meet the requirements for liability classification pursuant to ASC 480-10, Distinguishing Liabilities from Equity. The 2025 July Unsecured SPA Warrants could require cash settlement upon events that are considered outside of the control of the Company in a manner that is not consistent with the holders of the Company’s Common Stock.
The 2025 July Unsecured SPA Investors received a number of shares of Series B Preferred Stock equal to the lesser of (i) the number of shares of common stock into which such purchaser’s notes are convertible, and (ii) such purchaser’s pro rata share (based on commitment percentage) of an aggregate cap of 6,813,785 shares of Series B Preferred Stock. See Note 13 Stockholders’ Equity for further details on the shares of Series B Preferred Stock.
Amendments and Modifications
On August 21, 2025, the Company and the required purchasers under the 2025 July Unsecured SPA entered into an amendment to the 2025 July Unsecured SPA. Pursuant to the amendment, the aggregate Note Commitment Amount under the 2025 July Unsecured SPA was increased from $82.0 million to $83.5 million, and the Commitment Annex to the 2025 July Unsecured SPA was amended and restated in its entirety to reflect such increase.
Note Conversion and exercise price re-set
Pursuant to the terms of the 2025 July Unsecured SPA Notes, on September 19, 2025, the fixed conversion price of the 2025 July Unsecured SPA Notes and the exercise price of the related common stock warrants were reset to 100% and 120%, respectively, of the closing price of the Company’s Class A common stock on the trading day immediately prior to the receipt of stockholder approval for the related private placement. As a result, as of September 30, 2025, the fixed conversion price and warrant exercise price of the 2025 July Unsecured SPA instruments were $1.68 and $2.02, respectively. This reset did not trigger any price-based anti-dilution provisions of other outstanding convertible instruments.
Summary of 2025 July Unsecured SPA Notes Activity
As of September 30, 2025, the fair value of the outstanding 2025 July Unsecured SPA Notes, was approximately $29.4 million compared to zero as of December 31, 2024.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
During the three and nine months ended September 30, 2025, the Company received net cash proceeds of $39.2 million, after original issue discounts, in exchange for the issuance of 2025 July Unsecured SPA Notes. For the three and nine months ended September 30, 2025, the Company recognized a gain of $9.2 million from the fair value remeasurement of 2025 July Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
2025 Convertible Note - AIXC
On April 28, 2025, AIXC entered into a Secured Convertible Note (the “2025 Convertible Note - AIXC”) with Alpha Capital Anstalt (“Alpha”, or “Holder”), pursuant to which AIXC issued to Alpha a non-interest-bearing note with a principal of approximately $0.3 million, and an original issue discount (“OID”) of 20%, in exchange for approximately $0.2 million cash, net of immaterial issuance costs. The Note is convertible at any time at Alpha’s option, into shares of the AIXC’s common stock at a price equal to $2.25 per share (the “Conversion Price”), subject to customary adjustments. The Convertible Note bears no stated interest, and is due on January 28, 2026 (the “Maturity Date”). On June 4, 2025 AIXC repaid approximately $0.1 million in principal at the request of Alpha.
AIXC concluded that the 2025 Convertible Note - AIXC did not contain a substantial premium and therefore elected to account for the instrument under the fair value option in accordance with ASC 825-10-15-4. As of September 30, 2025 the fair value of the 2025 Convertible Note - AIXC was $0.3 million. Prior to the acquisition, any gains or losses resulting from the remeasurement of this instrument to fair value were recognized in AIXC’s standalone statements of operations.
Promissory Notes - AIXC
During the nine months ended September 30, 2025 AIXC issued short-term notes (the “Promissory Notes - AIXC”). The Notes mature six months from their respective funding dates, bear no stated interest, and are repayable at 30% premium upon repayment. The premium is accreted to the carrying amount over their term using the effective interest method, with the offsetting impact recognized as interest expense. The Notes have effective interest rates ranging from approximately 88.78% to 98.8%.
As of September 30, 2025, the Promissory Notes - AIXC had a carrying value of $2.9 million and contractual repayment amount, including the premium, totaled approximately $3.3 million. Any interest expense related to accretion of the premium for three and nine months ended September 30, 2025, and other gains and losses associated with the Promissory Notes - AIXC, were recognized in AIXC’s standalone statements of operations prior to the acquisition by the Company.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
9.Related Party Transactions
The Company has entered into notes payable agreements with related parties. The Company receives funding through notes payable from various parties, including related parties. These related parties include employees, affiliates of employees, affiliates, and other companies controlled or previously controlled by one of the Company’s Global Co-CEOs, Mr. Yueting Jia. Effective August 13, 2025, during the pendency of the SEC investigation, Mr. Jia was temporarily excluded from oversight of the finance, legal, accounting, and public reporting functions. The tables below summarize the related party note payable agreements as of September 30, 2025 and December 31, 2024, providing details on contractual maturity dates, contractual interest rates, and net carrying values.

	September 30, 2025
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
2025 March Unsecured SPA Notes	Various dates in 2030	10.00%	1,272
Notes Payable — China	April 2027	18.0% (1)	3,708
Notes Payable on Demand — China	Due on Demand	—%	421
Other Notes	Due on Demand	12.0%	75
			$5,476

Related party notes payable, current			$2,940
Related party notes payable, long-term			$2,536
_______________
(1) The restructured loan bears no stated interest, and the repayment schedule requires fixed installment payments through the contractual maturity date. If the Company fails to comply with the payment schedule, interest at a rate of 18.0% would be retroactively applied to the unpaid balance. During the term of the revised loan, the Company remained in compliance with the payment schedule, and no contingent interest has been recorded as of September 30, 2025.

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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Roll Forward of Related Party Debt by Transaction Type
The following table presents a roll forward of the Company’s notes payable balances from June 30, 2025 to September 30, 2025 with related parties. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Related Party Debt
(in thousands)	2025 March Unsecured SPA Notes	Notes Payable — China	Notes Payable on Demand — China	Convertible FFGP Note	FFGP Note	Other Notes	Total
Balance as of June 30, 2025 (a)	$1,463	$4,271	$419	$85	$1,250	$75	$7,563
New Issuances (b)	72	—	—	—	—	—	72
Repayment of Debt (c)		(590)	—	(85)	(1,250)	—	(1,925)
Fair Value Adjustments of Debt (d)	(263)	—	—	—	—	—	(263)
Other Adjustments (e)	—	27	2	—	—	—	29
Balance as of September 30, 2025 (f)	$1,272	$3,708	$421	$—	$—	$75	$5,476

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2025.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $58 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Cash repayments of principal amounts during the period.
(d) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' in the Unaudited Condensed Consolidated Statements of Operations. Line item 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' also includes debt issuance costs of $5 thousand, which are separately identifiable from the fair value adjustments noted above.

(e) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(f) The carrying value for each note category, fair value or amortized cost depending on the election, as of September 30, 2025.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents a roll forward of the Company’s Related party notes payable balances from June 30, 2024 to September 30, 2024. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Related Party Debt
(in thousands)	Unsecured Convertible Note	Notes Payable — China	Notes Payable on Demand — China	Convertible FFGP Note	FFGP Note	Other Notes	Total
Balance as of June 30, 2024 (a)	$1,951	$7,577	$3,805	$250	$1,576	$—	$15,159
New Issuances (b)	—	—	—	—	—	75	75
Fair Value Adjustments of Debt (c)	(649)	—	—	—	—	—	(649)
Other Adjustments (d)	—	129		—	—	—	129
Balance as of September 30, 2024 (e)	$1,302	$7,706	$3,805	$250	$1,576	$75	$14,714

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2024.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts.
(c) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and call option derivatives in the Unaudited Condensed Consolidated Statements of Operations.
(d) Miscellaneous changes not captured in other columns, such as currency adjustments.
(e) The carrying value for each note category, fair value or amortized cost depending on the election, as of September 30, 2024.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Roll Forward of Related Party Debt by Transaction Type
The following table presents a roll forward of the Company’s notes payable balances from December 31, 2024 to September 30, 2025 with related parties. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Related Party Debt
(in thousands)	March 2025 Unsecured SPA Notes	Unsecured Convertible Note	Notes Payable — China	Notes Payable on Demand — China	Convertible FFGP Note	FFGP Note	Other Notes	Total
Balance as of December 31, 2024 (a)	$—	$1,364	$4,382	$417	$250	$1,576	$75	$8,064
New Issuances (b)	1,435	470	—	—	—	—	—	1,905
Repayment of Debt (c)	—	—	(714)	—	(250)	(1,576)	—	(2,540)
Conversion of Debt to Equity (d)	(792)	(727)	—	—	—	—	—	(1,519)
Fair Value Adjustments of Debt (e)	178	(656)	—	—	—	—	—	(478)
Reclassification of Debt Between Debt Categories (f)	451	(451)	—	—	—	—	—	—
Other Adjustments (g)	—	—	40	4	—	—	—	44
Balance as of September 30, 2025 (h)	$1,272	$—	$3,708	$421	$—	$—	$75	$5,476

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2024.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $2,825 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Cash repayments of principal amounts during the period.
(d) Fair value of debt converted into equity during the period.
(e) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' in the Unaudited Condensed Consolidated Statements of Operations. Line item 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' also includes debt issuance costs of $189 thousand, which are separately identifiable from the fair value adjustments noted above.

(f) Transfers of amounts between debt categories, such as from secured to unsecured classifications.
(g) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(h) The carrying value for each note category, fair value or amortized cost depending on the election, as of September 30, 2025.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents a roll forward of the Company’s Related party notes payable balances from December 31, 2023 to September 30, 2024. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Related Party Debt
(in thousands)	2023 Unsecured Convertible Note	Unsecured SPA Notes	Notes Payable — China	Notes Payable on Demand — China	Convertible FFGP Note	FFGP Note	Other Notes	Total
Balance as of December 31, 2023 (a)	$542	$—	$5,103	$3,789	$—	$326	$—	$9,760
New Issuances (b)	—	1,499	—	—	250	1,250	75	3,074
Repayment of Debt, including periodic interest on debt carried at fair value (c)	—	—	—	—	—	—	—	—
Conversion of Debt to Equity (d)	(435)	—	—	—	—	—	—	(435)
Fair Value Adjustments of Debt (e)	(107)	(197)	—	—	—	—	—	(304)
Other Adjustments (f)	—	—	2,603	16	—	—	—	2,619
Balance as of September 30, 2024 (g)	$—	$1,302	$7,706	$3,805	$250	$1,576	$75	$14,714

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2023".
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
(g) The carrying value for each note category, fair value or amortized cost depending on the election, as of September 30, 2024.
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of Related party notes payable as of September 30, 2025, are as follows:

(in thousands)
Years Ending December 31,	Amount
Due on demand	$496
2025 (3 months remaining)	927
2026	2,022
2027	759
2028	—
2029	—
2030	2,855
Thereafter	—
$7,059
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
Summary of Activity
As of September 30, 2025 and December 31, 2024, there were no outstanding related party 2023 Unsecured SPA Notes.
There was no related party activity related to the 2023 Unsecured SPA Notes during the three and nine months ended September 30, 2025 or the three months ended September 30, 2024.
During the nine months ended September 30, 2024, the Company converted related party debt with a principal amount of $0.7 million into 33,107 shares of Class A Common Stock. The conversion of 2023 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $0.2 million. For the nine months ended September 30, 2024, the Company recognized a gain of $0.1 million from the fair value remeasurement of 2023 Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
As of September 30, 2025, the fair value of the Unsecured Convertible Notes was zero, compared to $1.4 million as of December 31, 2024.
For the three months ended September 30, 2025, and 2024, the Company recognized a gain of zero and $0.6 million, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
For the nine months ended September 30, 2025 and 2024, the Company recognized a gain of $0.7 million and $0.2 million, respectively, from the fair value remeasurement of Secured SPA Notes under ASC 825, which was recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
2025 March Unsecured SPA Notes
Investors in the 2025 March Unsecured SPA Notes include related parties. (For information on the terms of these notes, see Note 7, Notes Payable 2025 March Unsecured SPA Notes issued to third-parties.)
Summary of Activity
As of September 30, 2025, the fair value of the outstanding 2025 March Unsecured SPA Notes to related party investors was approximately $1.3 million compared to zero as of December 31, 2024.
During the three and nine months ended September 30, 2025, the Company received net cash proceeds of $0.1 million and $3.2 million, respectively, after original issue discounts, in exchange for the issuance of 2025 March Unsecured SPA Notes to related party investors. During the same periods, the Company converted debt with a principal amount of zero and $2.1 million into zero and 2,017,794 shares of Class A Common Stock, respectively. The conversion of 2025 March Unsecured SPA Notes to related party investors, into Class A Common Stock resulted in a loss on extinguishment of zero and $1.9 million, for each period, which was recorded in Loss on settlement of related party notes payable in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three and nine months ended September 30, 2025, the Company recognized a gain of $0.3 million and a loss of $0.2 million, respectively, from the fair value remeasurement of Secured SPA Notes under ASC 825, which was recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
There was no related party activity related to the 2025 March Unsecured SPA Notes during the three and nine months ended September 30, 2024 as the 2025 March Unsecured SPA Notes had not yet been issued.

Notes Payable — China
The Company has outstanding debt payable to Leshi Small Loan Co., Ltd. (“Chongqing”), a related party, also known as “Notes Payable — China.” In 2022, Chongqing agreed to modify the debt agreement, contingent on the Company making an initial payment of 10% of the agreed upon discounted principal amount. Under the modified terms, the Company received a waiver of accrued interest, a reduction in the principal balance, and an extended repayment schedule requiring full payment of the discounted principal by December 31, 2023. However, the Company did not pay the outstanding principal amount in full by the maturity date of December 31, 2023, and as a result, in January 2024 the Company incurred substantial interest and penalties. Per the terms of the 2022 agreement, in the event of a default at maturity all outstanding interest and penalties since the inception of the original agreement reverted to Chongqing and the discounted principal balance returned to the full unpaid amount. As a result, the Company recognized a loss of $14.1 million shown as component of Loss on settlement of related party notes payable in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss during the nine months ended September 30, 2024.
In December 2024, the Company repaid $0.1 million and entered into supplementary agreements with Chongqing, further restructuring its outstanding debt. The December 2024 agreements largely restored the debt to amounts outstanding prior to the default on December 31, 2023. If the Company defaults again on its payment plan with Chongqing the interest and penalties accrued since the inception of the original agreement and the note principal will revert back to Chongqing in proportion to the unpaid portion of the discounted principal balance. The agreements maintain an 18.0% stated interest rate for the debt and establish a payment plan for periodic principal and interest payments until the revised maturity date of April 2027. The Company accounted for the restructuring as a troubled debt restructuring under ASC 470-60, Debt – Troubled Debt Restructurings by Debtors. The restructuring did not result in debt extinguishment for accounting purposes, as the modified terms were not deemed substantially different under ASC 470. As a result of the restructuring, the Company recognized a gain of $0.7 million in additional paid-in capital, reflecting the related party nature of the transaction. Following the restructuring and subsequent principal payments, the Company's Notes Payable—China is in good standing as of September 30, 2025.
Summary of Activity
As of September 30, 2025, the principal value of this note payable was $3.7 million, compared to $4.4 million as of December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company had accrued but unpaid interest and penalties of $19.6 million and $23.1 million recorded in Related party accrued interest on the Unaudited Condensed Consolidated Balance Sheets.
During the three and nine months ended September 30, 2025, the Company repaid $0.6 million and $0.7 million and recognized a gain of $3.1 million and $3.8 million in additional paid-in capital.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Notes Payable on Demand — China
The Company's notes payable with investors based in China (“Notes Payable on Demand — China”) bear a zero percent interest rate. The outstanding balance as of September 30, 2025 and December 31, 2024, was $0.4 million and $0.4 million, respectively.
FFGP Note
In November 2023 and January 2024, the Company issued unsecured promissory notes to FFGP Investment Holding I, LLC (“FFGP”), a related party, in an aggregate principal amount of $1.6 million. These notes, referred to as the “FFGP Note”, were due three months from their respective dates of issuance and accrued interest at either 4.27% or 5.27%.
FFGP fully waived its enforcement rights and remedies under the loan agreement with respect to the outstanding principal balance until final settlement. During the three and nine months ended September 30, 2025, the Company repaid $1.3 million and 1.6 million, respectively. The carrying values of the FFGP Note were zero and $1.6 million as of September 30, 2025 and December 31, 2024, respectively.
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
FFGP fully waived its enforcement rights and remedies under the loan agreement with respect to the outstanding principal balance until final settlement. During the three and nine months ended September 30, 2025, the Company repaid $0.1 million and $0.3 million, respectively. The carrying value of the Convertible FFGP Note was zero and $0.3 million as of September 30, 2025 and December 31, 2024, respectively.
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
FF Global Transactions and Consulting Services
FF Global Partners LLC (“FFGP”) is an affiliate of the Company’s founder and Global Co-CEO, Mr. Yueting Jia, and has historically exerted significant influence over the Company’s governance. Effective August 13, 2025, during the pendency of the SEC investigation, Mr. Jia was temporarily excluded from oversight of the finance, legal, accounting, and public reporting functions. The Company entered into a Consulting Services Agreement with FFGP effective February 1, 2023, under which FFGP provided strategic and operational advisory services for a monthly fee of $200,000. The agreement automatically renewed on March 6, 2024, for an additional 12-month term and permitted reimbursement of certain documented out-of-pocket expenses, subject to specified limits. The Company terminated the agreement effective March 23, 2025, in connection with entering into a new consulting arrangement with FFGP.
During 2025, the Company and FFGP amended their consulting agreement. As revised, the agreement provides for a fixed monthly consulting fee of $100,000 and includes a quarterly bonus opportunity of up to $1.0 million. Any bonus is contingent on FFGP’s performance and is subject to the sole discretion of the Company’s Board of Directors. The Board is responsible for determining whether any performance objectives have been met and whether a bonus award is warranted. The agreement does not specify quantitative performance targets but allows the Board to consider overall contributions to business strategy, operational execution, and organizational planning.
For the nine months ended September 30, 2025, the Company paid approximately $7.1 million to FFGP, including a $2.0 million bonus payment to FFGP in September 2025 and $1.7 million to repay two loans payable to FFGP (see FFGP Note and Convertible FFGP Note, above for details). As of September 30, 2025 the Company had a Related Party Accrued Liability balance of $0.3 million related to consulting services provided by FFGP.
In early 2023, FFGP submitted a reimbursement request for approximately $6.5 million of legal expenses related to governance matters. The Board did not approve the request, and accordingly no liability has been recorded. The matter remains

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
unresolved as of September 30, 2025. The new consulting agreement did not modify, settle, or otherwise address this prior reimbursement claim.
Advertising Services Payable to Leshi Information Technology Co., Ltd
The Company has recorded a related party payable to Leshi Information Technology Co., Ltd. within Related party accrued expenses and other current liabilities in the amount of $8.2 million and $7.7 million, respectfully as of September 30, 2025 and December 31, 2024, in connection with advertising services provided to the Company in prior years. LeTV is a Shanghai Stock Exchange-listed public company founded and controlled by Mr. Yueting Jia, the Company’s founder and Global Co-CEO.
Research and Developments Services Payable to Lerongzhixin Electronic Technology (Tianjin) Co., Ltd.
The Company has recorded a related-party payable to Lerongzhixin Electronic Technology (Tianjin) Co., Ltd. (“Lerongzhixin”) within Related party accrued expenses and other current liabilities in the amount of $3.1 million and $3.0 million, respectfully, as of September 30, 2025 and December 31, 2024, in connection with technology-transfer and R&D services provided to the Company’s subsidiary LeAutolink Intelligent Technology (Beijing) Co., Ltd. (“LeAutolink”) under a Technology Transfer Agreement. Under this agreement, Lerongzhixin provided technical know-how and deliverables covering product and circuit design, software and databases, test/inspection reports and experimental data, prototypes and tooling, and related documentation and patents. Lerongzhixin and LeAutolink are entities affiliated with Mr. Yueting Jia and are therefore presented as related parties.
Grow Fandor
During 2024 and 2025, the Company entered into several related party transactions with Grow Fandor Inc. (“Grow Fandor”). Grow Fandor is considered a related party because it is significantly influenced by Mr. Yueting Jia, the Company’s Global Co-CEO, who has a financial and operational interest in the entity. Grow Fandor was co-founded by Mr. Jia and Mr. Jerry Wang, who currently serves as President of the Company and is a significant shareholder in Grow Fandor. Below is a summary of the Company’s transactions with Grow Fandor and the related accounting treatment:

•Promissory Note: In September 2024, the Company executed a promissory note with Grow Fandor in the principal amount of $75,000. This note has been classified as “Other Notes” in table above that the summarizes the related party note payable agreements as of September 30, 2025.
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
The Company recorded Related party accrued expenses and other current liabilities of approximately $0.3 million and $0.0 million of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, the Company received $20 thousand and $20 thousand, respectively, primarily from sublease payments.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
X-Butler Transactions
The Company leased two real properties, located in Rancho Palos Verdes, California (the “Rancho Palos Verdes Properties”), from X-Butler from January 1, 2018, through March 31, 2022. X-Butler in turn leased the Rancho Palos Verdes Properties from Mr. Yueting Jia, the Company’s founder and Global Co-CEO. The Rancho Palos Verdes Properties were used by the Company to provide long-term or temporary housing to employees of the Company (including a former Global CEO). According to the agreement between the parties, the Company paid X-Butler for rent and certain services, including catering, room services and organization of meetings, external gatherings and events, for the Rancho Palos Verdes Properties. For the nine months ended September 30, 2025, the Company paid $0.1 million to X-Butler for rent and business development services rendered to the Company and its executives. The Company has recorded approximately $0.1 million and $0.3 million in Related party accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024, respectively.
Other Related Party Transactions
Excluding our related party loan repayments and payments made to FFGP and X-Butler (as explain above), during nine months ended September 30, 2025 the Company paid approximately $1.0 million to various related parties, primarily members of the Board of Directors and executives in ordinary course of business.
Related-Party Participation in AIXC financing

In September 2025, in connection with the Company’s acquisition of a controlling interest in AIXC, certain related parties of the Company participated alongside the Company in AIXC’s equity financing through an escrow account. Yueting (YT) Jia funded $4.0 million, and Jerry (Jiawei) Wang funded $0.2 million on September 26, 2025. For context, aggregate escrow receipts from all investors totaled $40.7 million, including $30.0 million funded by the Company. (See Note 3, Business Acquisition—Consolidation of AIXC.)

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

10.Other Financing Liabilities
FF ieFactory California (“Hanford”) Financing Arrangement
On October 19, 2023, the Company entered into a sale leaseback transaction whereby it has exercised its option to purchase its FF ieFactory California manufacturing facility located in Hanford California (the “Property”) and simultaneously completed a sale leaseback to Ocean West Capital Partners (“Landlord”) pursuant to that certain Lease Agreement, dated as of October 19, 2023, by and between the Tenant and 10701 Idaho Owner, LLC (the “Lease Agreement”). This Lease Agreement also allows the Tenant access to up to $12.0 million of tenant improvement allowance for the Property. The Lease Agreement is for a term of five years, with a monthly lease rate of $0.4 million, with a five-year extension option, and the Tenant has an option to purchase the fee interest in the Property at any time after the second year of the lease term. The Company would be required to pay approximately $58.7 million to exercise the purchase option and acquire the ownership interest in the property. Furthermore, the Tenant has a right of first offer to purchase the Property in the event Landlord desires to sell the Property. The obligations of the Tenant under the lease are guaranteed by the Company pursuant to that certain Guaranty of Lease made by the Company to 10701 Idaho Owner, LLC.
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
As of September 30, 2025 and December 31, 2024, the Company had a leasehold improvement balance of $11.7 million and $6.9 million, respectively, within Property, plant and equipment, net, reflecting amounts funded through the tenant improvement allowance. The repayment of the tenant improvement allowance are included in the scheduled financing obligation payments.
For the three and nine months ended September 30, 2025, the Company recorded interest expense of $2.1 million and $6.0 million, respectively.
For the three and nine months ended September 30, 2024 the Company recorded interest expense of $1.7 million and $5.1 million, respectively.
The financial liability as of September 30, 2025 and December 31, 2024 was $42.7 million and $35.2 million, respectively.

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
Summary of Collateralized Loan Activity
As of September 30, 2025 and December 31, 2024, the carrying value of the Collateralized Loan was $3.8 million and $4.3 million, respectively. Of these amounts $0.9 million and $0.8 million, respectively, were included in Other financing liabilities, current portion and $2.9 million and $3.5 million, respectively, were included in Other financing liabilities, long term portion in the Unaudited Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2025, the Company repaid $0.2 million and $0.6 million of Collateralized Loan principal, respectively. Interest expense for the three and nine months ended September 30, 2025 was $0.3 million and $0.9 million, respectively. There was no activity involving the Collateralized Loan during the three and nine months ended September 30, 2024.
The future scheduled principal maturities of financing obligations as of September 30, 2025 are as follows:

(in thousands)
Years Ending December 31,	Amount
2025 (3 months remaining)	$207
2026	951
2027	1,189
2028	60,455
$62,802
11.Leases
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
As part of the Company’s plan to expand its operations within the United Arab Emirates, the Company signed a lease on May 01, 2025 with Ras Al Khaimah Economic Zone Authority (“RAKEZ”) to rent a warehouse with 10,000 square meters total rentable surface for 5 years and an annual lease payment of AED 3,800,000. The Company has a $0.5 million deposit for a future lease expected to commence in early 2026 with Master Investment Group (MIG). MIG is also the holder of the July 2025 Unsecured Notes and the Junior Senior Secured Notes, which had a combined fair value of $1.8 million as of September 30, 2025.
Lease Impairment
During the nine months ended September 30, 2024, the Company vacated a leased store facility and a leased research facility while working with the landlords to negotiate the related lease terminations. As a result, the Company recognized a lease right-of-use (ROU) asset impairment loss of $7.7 million related to the loss of use of these two facilities which is in the Asset impairment line of the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss. As a
Sublease
In June 2025, the Company entered into a sublease arrangement with Grow Fandor, a related party, whereby Grow Fandor leases 3,000 square feet of office space at the Gardena Corporate Office location for ten months. The area subleased constitutes roughly 2% of the overall rentable space at the Gardena location. The monthly base rent is insignificant and is recorded as other income.
12.Commitments and Contingencies
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
Legal Proceedings Against the Company
As of September 30, 2025 and December 31, 2024, the Company had accrued legal contingencies of $8.6 million and $9.1 million, respectively, recorded within Accrued expenses and other current liabilities and Accounts payable for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

On March 27 and March 29, 2024, Jose Guerrero and Victoria Xie, the Company’s former Senior Director of Sales and Aftersales, and Go-to-Market Project Manager and Launch Manager, respectively, filed wrongful termination lawsuits against Faraday&Future Inc. and certain of its officers in Superior Court of California, County of Los Angeles, each of which seeks compensatory, general, and special damages in an amount not less than $1.0 million. On April 19, 2024, another former employee, Karimul Khan, submitted a request for arbitration against the same group of defendants without quantifying the alleged damages sought. Based on the evidence produced thus far in the Khan matter, the Company believes it is more likely

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
than not to prevail in the Khan matter. Given the early stages of the other legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
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

In May 2025, Costamp Group, as assignee of Vantage Cast Europe, s.r.l. (“Vantage”), filed a lawsuit against the Company, alleging the non-payment of the estimated sum of €2.8 million. Plaintiff alleges that in or about March 2022, Faraday contracted with Vantage to supply automotive component parts pursuant to Faraday's unique specifications. In or about May 2022, Vantage, in reliance on the contract with Faraday, contracted with Costamp Group (a subsidiary of Plaintiff) to supply automotive component parts to Vantage. The claim alleges that Vantage and Costamp Group fully complied with their obligations in manufacturing automotive component parts pursuant to Faraday's specifications and that Vantage sent Faraday invoices and Faraday accepted and paid for its initial orders, but has since refused to accept delivery of the specially manufactured automotive components. The parties have agreed to a settlement in theory and are actively working on drafting the settlement agreements.
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
•The Company’s statements leading up to the Business Combination (between the Company and Property Solutions Acquisition Corp. completed on July 21, 2021) that it had received more than 14,000 reservations for the FF 91 vehicle were potentially misleading because only several hundred of those reservations were paid, while the others (totaling 14,000) were unpaid indications of interest.
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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
13.Stockholders’ Equity
The number of authorized, issued and outstanding stock, were as follows:

	September 30, 2025
	Authorized Shares	Issued Shares
Preferred Stock	5,931,000	—
Series B Preferred Stock	12,000,000	10,737,017
Class A Common Stock	228,041,297	161,305,526
Class B Common Stock	4,429,688	6,667
	250,401,985	172,049,210

	December 31, 2024
	Authorized Shares	Issued Shares
Preferred Stock	10,000,000	—
Class A Common Stock	99,815,625	65,919,127
Class B Common Stock	4,429,688	6,667
	114,245,313	65,925,794

Amendments to the Company’s Certificate of Incorporation
The Company has amended its Certificate of Incorporation multiple times since the Business Combination. The most recent amendment increased the number of shares of Preferred Stock that may be issued to 17,931,000. The Preferred Stock shall have such designations, rights and preferences as may be determined from time to time by the Board. The Board is empowered, without stockholder approval, to issue the Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock; provided that any issuance of preferred stock with more than one vote per share will require the prior approval of the holders of a majority of the outstanding shares of Class B Common Stock.
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
Increase in Authorized Shares (September 2025)
On September 23, 2025, the Company filed an amendment to the Third Amended and Restated Certificate of Incorporation with the office of the Secretary of State of the State of Delaware to effect (i) an increase in the number of authorized shares of common stock from 167,245,313 to 232,470,985 shares, and (ii) an increase in the number of authorized shares of preferred stock, from 12,900,000 to 17,931,000 shares.
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
The share of Series A Preferred Stock, each time it was designated and issued, had no voting rights except with respect to certain share authorization proposals. In the Share Authorization Proposals in the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock dated August 6, 2025 the outstanding share of Series A Preferred Stock had 5,000,000,000 votes with respect to the Share Authorization Proposal.
On August 6, 2025, in connection with a purchase agreement entered into with Mr. Aydt, the Company’s Global Co-CEO, the Company filed a COD of Series A Preferred Stock with the Secretary of State of the State of Delaware. The Series A COD designates one share of the Company’s preferred stock as Series A Preferred Stock, and establishes and designates the preferences, rights and limitations thereof. The closing of the sale and purchase of the share of Series A Preferred Stock was completed on August 6, 2025 for a purchase price of $100.00.
On September 23, 2025, the Company filed a Certificate of Elimination with the Delaware SOS with respect to the Company’s Series A Preferred Stock, following the automatic redemption of all outstanding shares of FFAI Series A Preferred Stock after the conclusion of the Company’s Special Meeting. The Certificate of Elimination cancelled the previous designation of one share of FFAI Series A Preferred Stock from the Charter.

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
On July 14, 2025, prior to the initial closing under the 2025 July Unsecured SPA, the Company filed an amendment to the COD of Preferences, Rights and Limitations of Series B Preferred Stock to designate additional 3,000,000 shares of the Company’s authorized and unissued preferred stock as Series B Preferred Stock. The qualifications, restrictions, and limitations relating to the Series B Preferred Stock remain unchanged.
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
Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of September 30, 2025 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Ares Warrants	5,776,657	$1.16	August 5, 2027
SPA Warrants	15,628	(a) $1.16 or (b) $1.68	Various through August 22, 2032
Junior SPA Warrants	2,540,554	$1.16	Various through September 30, 2029
2024 Unsecured SPA Warrants	17,114,693	$1.22	Various through January 21, 2030
2025 March Unsecured SPA Warrants	31,586,687	(a) $1.39 or (b) $1.46	Various through August 19, 2030
2025 July Unsecured SPA Warrants	7,479,375	$2.02	August 22, 2030
Public Warrants	2,453	$110,400.00	July 21, 2026
Private Warrants	12	$110,400.00	July 21, 2026
	64,516,059
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2024 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Ares warrants	5,776,657	$1.16	August 5, 2027
SPA Warrants	15,238	$1.16	Various through November 1, 2031
Junior SPA Warrants	5,931,638	$1.16	Various through September 30, 2029
2024 Unsecured SPA Warrants	10,788,746	$1.39	December 31, 2029
Public Warrants	2,453	$110,400.00	July 21, 2026
Private Warrants	12	$110,400.00	July 21, 2026
	22,514,744

The above Ares warrants and SPA Portfolio Note warrants contain full ratchet anti-dilution price protection that requires the exercise price to be adjusted if the Company sells shares of Common Stock below the current exercise price. There were not any dilutive events during the nine months ended September 30, 2025 and 2024 effecting these warrants.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
During the three months ended September 30, 2025, holders of Junior Secured SPA Warrants to purchase 190,840 shares of common stock exercised such warrants, resulting in issuance of 190,840 shares and proceeds of $0.2 million (exercise price of $1.16). Another 3,200,244 warrants were exercised on a cashless basis, resulting in issuance of 1,958,055 shares determined using the VWAP of $2.99. At the dates of exercise, the aggregate fair value of the exercised Junior Secured SPA warrants was $3.9 million, which was reclassified from the warrant liability to additional paid-in capital.
During the three months ended September 30, 2025, holders of 2024 Unsecured SPA Warrants to purchase 1,000,000 shares of common stock exercised such warrants, resulting in issuance of 1,000,000 shares and proceeds of $1.2 million (exercise price of $1.22). Another 7,760,260 warrants were exercised on a cashless basis, resulting in issuance of 4,367,131 shares, determined using a weighted average VWAP of $2.83. At the dates of exercise, the aggregate fair value of the exercised 2024 Unsecured SPA warrants was $8.7 million, which amount was reclassified from the warrant liability to additional paid-in capital.
There were no warrants exercised during the nine months ended September 30, 2024.
Warrants - AIXC
As a result of the business acquisition of AIXC, as described in Note 3 Business Acquisition—Consolidation of AICX, the Company consolidates AIXC warrants outstanding as of September 30, 2025.
The number of outstanding warrants to purchase the AIXCs Class A Common Stock as of September 30, 2025 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Preferred Warrants - AIXC	160	$1,270.25	Various through 2027
Other Warrants - AIXC	72,004	(a) $5.82 or (b) $6.50	Various in 2028-2029
2024 Pre-funded Warrants - AIXC	51,199	$0.05	Indefinite
2024 Placement Agent Warrants - AIXC	16,019	$7.80	September 2029
2025 Placement Agent Warrants - AIXC	1,087,266	$2.47	September 2030
	1,226,648
The AIXC warrants consist of (i) Preferred Warrants – AIXC, Other Warrants – AIXC and 2025 Placement Agent Warrants – AIXC, which are classified as equity in AIXC’s standalone Financial Statements, and (ii) 2024 Pre-funded Warrants – AIXC and 2024 Placement Agent Warrants – AIXC, which are classified as liabilities.

Other Warrants - AIXC, 2024 Placement Agent Warrant - AIXC and 2025 Placement Agent Warrant - AIXC contain full ratchet anti-dilution price protection that requires the exercise price to be adjusted if AIXC sells shares of Common Stock below the current exercise price. The liability-classified AIXC warrants are measured at fair value on a recurring basis, with changes in fair value recognized in other income (expense) in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. These warrants were initially recognized at their respective fair values on the date the Company obtained control of AIXC and any gains or losses related to changes in fair value prior to that date were recorded in AIXC’s standalone statements of operations. The liability-classified AIXC warrants are included in the warrant liability fair value rollforward presented in Note 15 Fair Value of Financial Instruments.

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
14.Stock-Based Compensation
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
At the annual meeting of stockholders held on July 31, 2024, the Company’s stockholders approved (among other proposals) an amendment to the 2021 Plan to increase the number of shares of Class A Common Stock available for issuance under the 2021 Plan by an additional 2,206,324 shares, subject to proportionate adjustment for stock splits and similar events as provided in the 2021 Plan. As of September 30, 2025 and 2024 the Company had 10,035,027 and 2,469,957 shares of Class A Common Stock available for future issuance under the 2021 SI Plan.
At the stockholder’s meeting held September 19, 2025, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2021 Stock Incentive Plan in order to increase the number of shares of FFAI Class A Common Stock available for issuance under the 2021 Plan by an additional 9.5 million shares. The intent of this increase is to bring authorized shares under the 2021 Plan close to industry level.
Option Awards
As of September 30, 2025, the total unrecognized stock-based compensation expense for stock options granted under the 2021 Plan was less than $0.1 million, which is expected to be recognized over a weighted average period that is less than 1.00 year.
There were no options granted under the 2021 Plan during the three and nine months ended September 30, 2025.
Restricted Stock Units
As of September 30, 2025, the total unrecognized stock-based compensation expense for RSUs granted under the 2021 Plan was less than $0.1 million which is expected to be recognized over a weighted average period of 1.18 years.
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
As of September 30, 2025, there were no unrecognized stock-based compensation expense for stock options granted under the EI Plan.
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
As of September 30, 2025, there were no unrecognized stock-based compensation expense for stock options granted under the STI Plan.
AIXC Plan

In April 2020, AIXC adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the granting of incentive or non-statutory common stock options and other types of awards to qualified employees, officers, directors, consultants and other service providers. At September 30, 2025 and December 31, 2024, there were 1,570 and 1,870 outstanding stock options, respectively, under the 2020 Plan and on such dates there were 13,544 and 13,244 shares reserved under the 2020 Plan, respectively, for future grants.n arrangements.

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
To qualify for any award, the applicable stock price or market capitalization level must be sustained for at least 15 consecutive trading days. The effects of stock splits, dividends, mergers, or acquisitions are excluded from milestone calculations. There is no expiration date associated with achievement of the award. The award qualifies for equity accounting pursuant to the provisions of ASC 718, however, since the Company has insufficient authorized but unissued shares the award is presented as a liability within Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet for the period ended September 30, 2025.
The fair value of Mr. Jia’s award at grant date was $10.3 million with an estimated total derived service period of 7.61 years, with expected milestone achievement dates between 2028 and 2032. As of September 30, 2025 the fair value of Mr. Jia’s award is $24.0 million with a remaining total derived service period of 6.96 years. The Company recognizes expense for Mr. Jia’s award using the accelerated attribution method.
Mr. Jia’s award was valued using a Monte Carlo simulation model based on a Geometric Brownian Motion framework. While Mr. Jia’s award is liability classified due to the Company’s insufficient authorized but unissued share reserves, the Company has made the election not to revise the estimated derived service period in connection with the periodic re-

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
measurement of the award. Details on key assumptions and inputs used in valuing Mr. Jia’s award can be found at Note 15, Fair Value of Financial Instruments.
The Company began recognizing expense for Mr. Jia’s market-based awards, which are in addition to his annual equity plan, at the inception of the arrangement. The compensation expense recognized in the three and nine months ended September 30, 2025 was $1.2 million and $1.9 million, respectively.
Stock-based compensation expense
The following table presents stock-based compensation expense for all of the Company’s 2021 Plan, EI Plan, STI Plan and Common Units of FF Global included in each respective expense category in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$22	$509	$357	$965
Sales and marketing	4	96	45	172
General and administrative	1,272	988	2,090	1,115
	$1,298	$1,593	$2,492	$2,252

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
15.Fair Value of Financial Instruments
Cash Equivalents
The fair value of the Company’s money market funds is based on the closing price of these assets as of the reporting date, which are included in cash equivalents. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. As of September 30, 2025 and December 31, 2024 the Company had cash equivalent balances of $38.2 million and $0.0 million, respectively.
Digital Assets
The Company measures digital assets at fair value in accordance with ASC 820. Fair value is determined as of 11:59 p.m. on the reporting date using observable market data sourced through the Company’s custodian and trading counterparty, BitGo. BitGo obtains pricing from third-party providers that aggregate executed trade data across multiple U.S.-accessible exchanges and institutional liquidity providers (e.g., Coinbase, Kraken, and other venues). Because the Company’s fair value measurements are derived from aggregated market inputs rather than an unadjusted quoted price on a single principal exchange that the Company accesses at the measurement time, digital assets are classified within Level 2 of the fair value hierarchy. As of September 30, 2025 and December 31, 2024 the Company had digital asset balances of $1.6 million and $0.0 million, respectively.
Notes Payable & Related Party Notes Payable
The Company has elected to measure certain notes payable and related party notes payable at fair value. Specifically, the SPA Portfolio Notes or notes convertible into SPA Portfolio Notes as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 8, Notes Payable and Note 9, Related Party Transactions). The Company uses a binomial lattice model and discounted cash flow methodology to value the notes carried at fair value. The significant assumptions used in the models include the volatility of the Class A Common Stock, the Company’s expectations around the full ratchet anti-dilution and other triggering events, the Company’s debt discount rate based on a CCC rating, annual dividend yield, the risk free rate, and the expected life of the instrument. Fair value measurements associated with the notes payable and related party notes payable represent Level 3 valuations under the fair value hierarchy.
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
2025 Convertible Note - AIXC
The fair value of the 2025 Convertible Note - AIXC was estimated using a Monte Carlo simulation model. Key inputs to the model include the AIXC’s stock price, expected equity volatility, the expected equity financing date, the contractual maturity date, risk-free interest rates, and an assessment of the Company’s credit risk. These inputs represent significant unobservable inputs and, accordingly, the instrument is classified within Level 3 of the fair value hierarchy.
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
The fair value adjustments related to the liability classified warrants were recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options or Change in fair value of related party notes payable, warrant liabilities, and derivative call options, in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Liability Classified Warrants - AIXC
The value of AIXC’s warrant liabilities as of September 30, 2025 was determined using the Black-Scholes Model. Significant assumptions used in the valuation include the expected volatility of AIXC’s common stock, the contractual term of the warrants, the risk-free interest rate, and an expected dividend yield of zero. Expected volatility is based on a blend of comparable public company data and, as available, AIXC’s own historical volatility. The risk-free rate is derived from U.S. Treasury yields with maturities commensurate with the remaining contractual term of the warrants. Fair value measurements associated with the liability-classified AIXC warrants represent Level 3 valuations under the fair value hierarchy. The fair value of the liability-classified AIXC warrants was approximately $0.4 million as of September 30, 2025.
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
Market-based Awards
In connection with his appointment as Global Co-CEO effective April 23, 2025, the Company entered into an offer letter with Yueting Jia that includes a market-based equity award, as further described in Note 14, Stock-Based Compensation. The award is contingent upon the achievement of specified stock price and market capitalization milestones and was granted outside of the Company’s existing equity incentive plans.
The fair value of the award is remeasured quarterly using a Monte Carlo simulation model based on a Geometric Brownian Motion framework. Significant assumptions used in the valuation included a stock price of $0.90, a market capitalization of $76.4 million, a risk-free rate of 4.17%, a selected equity volatility of 80.0%, and an estimated contractual term of ten years. The remaining total derived service period for the award is 6.96 years, with expected milestone achievement dates between 2028 and 2032.
The Company concluded that the award qualifies for equity classification under ASC 718. However, because the Company does not currently have a sufficient number of authorized but unissued shares the award is classified as liability within Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheet for the period ended September 30, 2025. Shares based compensation expense is recorded in General and administrative expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money-market funds	$38,214	$—	$—
Digital assets	$—	$1,592	$—
Liabilities:
Warrant liabilities[1]	$—	$—	$43,150
Derivative call options[1]	$—	$—	$18,900
Notes payable[1]	$—	$—	$73,065
Market-based awards	$—	$—	$1,882

[1] Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities[1]	$—	$—	$28,864
Derivative call options[1]	$—	$—	$29,709
Notes payable[1]	$—	$—	$46,628
_______________
[1] Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.
There were not any transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three and nine months ended September 30, 2025 and the year ended December 31, 2024. The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, accounts payable, accrued liabilities and notes payable, other than the SPA Portfolio Notes and the 2025 Convertible Note - AIXC, approximate fair value because of their short-term nature or contractually defined value.

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the activity of Level 3 fair value measurements:

(in thousands)	Warrant Liabilities[1]		Derivative Call Option[1]		Notes Payable[1]		Market-based award[4]
Balance as of December 31, 2024	$28,864		$29,709		$46,628		$—
Additions	48,110	[2]	39,063	[2]	115,046	[3]	1,216
Additions - Business Combination	362		—		340		—
Change in fair value measurements	(21,537)		(36,221)		(31,610)		666
Conversions of notes to Class A Common Stock	—		—		(57,339)		—
Warrant exercise	(12,649)		—		—		—
Exercise of derivative call options	—		(13,651)		—		—
Balance as of September 30, 2025	$43,150		$18,900		$73,065		$1,882
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

[3] Additions of Notes Payable measured at fair value are presented net of the initial fair value adjustment recorded at issuance. the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $23,074 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction. In addition, the line item Change in fair value of notes payable, warrant liabilities, and derivative call options includes a loss of $4,793 thousand, and the line item Change in fair value of related party notes payable, warrant liabilities, and derivative call options includes a loss of $189 thousand, both of which relate to debt issuance costs. These costs are separately identifiable from the fair value adjustments described above and are not included in the Additions of Notes Payable This information is presented to facilitate reconciliation to the related amounts reported in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

4 As discussed in Note 14, Stock-Based Compensation, the issuance date fair value of the Market-based award is $10.3 million and as of September 30, 2025 the fair value of the Market-based award was $24.0 million. Amounts displayed here represent vesting for the award based on the issuance date fair value and the subsequent remeasurement of amounts vested.

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

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
The following data shows the amounts used in computing net loss per share and the effect on net loss and the weighted-average number of shares as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Net loss	$(222,187)	$(77,686)	$(357,141)	$(234,588)
Less: Deemed Dividend	—	(4,153)	—	(4,153)
Net loss available to common stockholders	$(222,187)	$(81,839)	$(357,141)	$(238,741)

Weighted average shares used in computing net loss per share of Class A and B Common Stock:
Basic	143,159,121	15,379,402	107,784,739	8,707,165
Diluted	143,159,121	15,379,402	107,784,739	8,707,165

Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(1.55)	$(5.32)	$(3.31)	$(27.42)
Diluted	$(1.55)	$(5.32)	$(3.31)	$(27.42)
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
The table below presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock attributable to Common Stock stockholders due to their antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares issuable upon conversion of SPA Portfolio Notes	79,219,893	25,995,784	79,219,893	25,995,784
Shares issuable upon conversion of Unsecured Convertible Notes	—	666,624	—	666,624
Shares issuable upon exercise of equity classified SPA Portfolio Note warrants	15,628	15,143	15,628	15,143
Shares issuable upon exercise of liability classified SPA Portfolio Note warrants	58,721,309	5,931,638	58,721,309	5,931,638
Other warrants	5,776,657	1,278,802	5,776,657	1,278,802
Stock-based compensation awards – Options	2,289	2,879	2,289	2,879
Stock-based compensation awards – RSUs	6,101	1,529,966	6,101	1,529,966
Public warrants	2,453	2,453	2,453	2,453
Private warrants	12	12	12	12
	143,744,342	35,423,301	143,744,342	35,423,301

Faraday Future Intelligent Electric Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
17.Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Unaudited Condensed Consolidated Financial Statements were issued.
Subsequent SPA Portfolio Notes Activity
Subsequent to September 30, 2025, the Company received gross proceeds in connection with issuance of SPA Portfolio Notes to third parties totaling $9.1 million, with maturity period of five years and 10.00% interest. Principal and accrued interest are convertible at the option of the holder into Common Stock of the Company at a conversion price per share equal to the lower of a) stated conversion price or b) lowest VWAP of the five trading days immediately prior to the day on which lender provides conversion notice. Additionally, $8.7 million of principal and $0.2 million of interest of the Company’s SPA Portfolio Notes were converted into 7,842,407 shares of the Company’s Class A Common Stock.
Bitron Settlement
On August 15, 2025, the Company entered into a Settlement and Release Agreement (the “Bitron Settlement and Release Agreement”) with Bitron S.P.A. (“Bitron”) to resolve a $0.3 million judgment stemming from an arbitration award related to several unpaid purchase orders and invoices for goods and services provided by Bitron to the Company.
Pursuant to the Bitron Settlement and Release Agreement, the Company agreed to satisfy $0.3 million of the settlement through a cash payment of $0.1 million on or before August 20, 2025 and the remaining $0.2 million through the issuance of Class A common stock. The number of shares based on the price per share equal to the Nasdaq closing price of the Company Stock on the trading day immediately preceding the issuance date. On October 21, 2025, the Company issued 153,020 shares of its Class A common stock to Bitron. These shares are not registered as of the date of filing these Financial Statements.

Sale and Purchase of Digital Assets
Subsequent to September 30, 2025, the Company completed the sale of its staked digital assets for $1.3 million. In September 2025, the Company received a $1.4 million advance payment from its staked digital assets. The completion of the sale did not have a material impact on the Company’s liquidity or results of operations.
Additionally, subsequent to September 30, 2025, AIXC, a consolidated subsidiary of the Company, transferred approximately $20.0 million to Bitgo to establish a cryptocurrency fund.
AIXC Shareholder Vote
On November 12, 2024, AIXC held a special meeting of stockholders, at which a majority of outstanding voting shares approved the Subscription Agreement dated September 19, 2025, along with related share issuances, including the issuance and future conversion of Series B Convertible Preferred Stock. These approvals enable the Company to obtain its expected majority ownership position in AIXC and to exercise its associated rights, including the ability to designate a majority of the reconstituted board following closing.
Qualigen Therapeutics, Inc. Name Change to AIxCrypto Holdings, Inc.
Effective on November 14, 2025, Qualigen Therapeutics, Inc. filed a Certificate of Amendment to its Certificate of Incorporation under Section 242 of the Delaware General Corporation Law to change its corporate name to AIxCrypto Holdings, Inc. The amendment was approved by the AIXC’s board of directors and stockholders and was executed by Co-Chief Executive Officer Kevin A. Richardson II.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references in this report to “FFAI,” the “Company,” “FF,”“we,” “us,” or “our” mean Faraday Future Intelligent Electric Inc., together with its consolidated subsidiaries. Unless the context suggests otherwise, references to “Faraday Future Intelligent Electric Inc.” mean the parent company without its subsidiaries.
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
Company Overview
We are a California-based, global, shared, intelligent mobility ecosystem company founded in 2014 with a vision to disrupt the automotive industry. Our Class A Common Stock and Public Warrants trade on The Nasdaq Capital Market (“Nasdaq”) under the ticker symbols “FFAI” and “FFAIW,” respectively.
With headquarters in the greater Gardena, California area, we design and engineer next-generation intelligent, connected electric vehicles. We manufacture vehicles at the FF ieFactory California production facility in Hanford, California. We also have additional engineering, sales, and operational capabilities in China and are exploring potential manufacturing opportunities there through a joint venture or other arrangements. Additionally, we have established operations in the United Arab Emirates, including an entity to manage assembly and sales support for FF 91 series vehicles and a facility in Ras Al Khaimah intended to support future FX Super One production, further expanding our presence in the Middle East as part of our “third pole” strategy.
Since our founding, we have created major innovations in technology and products and followed a user-centered business model. We believe these innovations will enable us to set new standards in luxury and performance that will redefine the future of intelligent mobility.
Our near-term product roadmap builds on the FF 91 platform through the planned FF 92 upgrade program and the FX Super One and reflects an increased focus on reallocating resources, manufacturing capacity, and engineering efforts toward these programs. The shift in strategy from relying primarily on the FF 91 platform, the elimination of federal tax credits for electric vehicles effective September 30, 2025, and the escalating U.S. - China trade tensions and potential restrictions on critical materials resulted in the Company recording an asset impairment of $130.0 million during the three months ended September 30, 2025. We expect our wider product portfolio to better align our product strategy with anticipated demand, improve capital efficiency, and support the next phase of our commercialization efforts.
In September 2025, we consolidated AIXC, a newly acquired entity with operations in the life sciences sector. AIXC’s common stock is listed on Nasdaq under the ticker symbol “AIXC.” While AIXC is currently immaterial to our operating results, we intend to use it as a platform for future strategic initiatives, including potential blockchain and crypto-related ventures.
Company’s Strategies
•Dual-Home Market Strategy: We have implemented a dual-home market strategy, integrating U.S.-based technological innovation and vehicle development with China’s supply chain and production capabilities.
•Third Pole Strategy: We have begun implementing a "third pole" strategy with an operational facility in the UAE, complementing our U.S. and China market approach.
•Dual-flywheel Strategy:
1.Product and Ecosystem Flywheel – Focused on driving growth through continuous innovation in intelligent electric vehicle design, user experience, and AI-driven connectivity. This flywheel leverages technology development, brand influence, and user engagement to expand the Company’s premium mobility ecosystem and strengthen recurring revenue opportunities.
2.Financial and Capital Efficiency Flywheel – Concentrated on improving liquidity and balance sheet health through disciplined financing, cost control, and operational scalability. This flywheel supports long-term financial sustainability and reinforces the product-driven growth cycle.
•Dual-bridge Eco Strategy:
1.Technology and AI Ecosystem Bridge – Integrates the Company’s intelligent mobility technologies, vehicle platforms, and data-driven services to create synergies between product performance and digital ecosystem expansion.
2.Technology and AI Ecosystem Bridge – Connects the Company’s industrial partnerships, supplier network, and regional collaborations with capital market initiatives to support global growth, funding diversification, and shareholder value creation.
•Stockholder Initiative: We have implemented an initiative that reinforcing management’s commitment to transparency, accountability, and long-term value creation that includes share purchases by the Company’s leadership.
•EAI + Crypto Strategy: We have a strategy implemented that integrates its Eco Artificial Intelligence (“EAI”) mobility ecosystem with blockchain-based digital asset initiatives to create a unified platform for intelligent mobility and Web3 innovation. The strategy is designed to leverage AI-driven vehicle data, user engagement, and decentralized finance tools to build new value channels for users and investors, while enhancing transparency, connectivity, and long-term ecosystem monetization.
Technology & Innovation
•Our Proprietary VPA: We have designed and developed a breakthrough mobility platform—our proprietary VPA, which enables scalable vehicle development across multiple segments.
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
•Intellectual Property & Supply Chain Development: Since inception, we have developed a portfolio of intellectual property, established its supply chain, and assembled a global team of automotive and technology experts. As of September 30, 2025, FF has been granted approximately 660 patents globally.
Product & Pipeline
•FF 91: We believe that the FF 91 Futurist (the “FF 91,” “FF 91 Futurist,” or “FF 91 2.0 Futurist Alliance”) is the first ultra‑luxury electric vehicle to offer a highly personalized, fully connected user experience for driver and passengers. We started production on the first FF 91 Futurist and delivered the first FF 91 2.0 Futurist Alliance in 2023. As part of our transition plan, we are continuing limited FF 91 deliveries while reallocating resources, manufacturing capacity and engineering efforts toward the planned FF 92 upgrade and the FX Super One. Our strategy emphasizes FF 91 deliveries alongside development of FF 92 while the FX brand leverages the Super One to enter the U.S. MPV market.
•FF 92: We are developing the FF 92 as the next-generation ultra-luxury electric vehicle built on the FF 91 platform, designed to maintain our leading edge in product and technology in the ultra-spire segment as part of a planned FF 92 upgrade program. The FF 92 remains in the research and development stage and has not yet entered commercial production.
•FX Super One: We are developing the FX Super One as the first “First Class AI‑MPV” under the FX brand, blending luxury and versatility in an AI‑powered multi‑purpose vehicle. The FX Super One is designed to serve visionaries and families, combining a spacious cabin with flexible four‑, six‑ or seven‑seat configurations and advanced AI features. It incorporates the world’s first Super EAI F.A.C.E. system—a customizable front LED display that can serve as an expressive “face” and extend the user’s presence—and is built on FF’s EAI 6×4 technology platform. The vehicle offers both pure battery‑electric and AI hybrid extended‑range powertrain options, intelligent all‑wheel drive, and an expansive interior with zero‑gravity seats, a multi‑source sensor suite for proactive safety, and an EAI operating system that supports voice, gesture and immersive multimedia interaction. With a target of delivering “twice the performance at half the price” and creating a new “First Class AI‑MPV” market in the U.S. and Middle East, the FX Super One is currently in development; pilot production and regulatory preparations are under way.
•Vehicle Pipeline: Besides the FF 91, FF 92, and FX Super One, our planned B2C passenger vehicle lineup includes the FX 5 and FX 6. The FX 5 is designed as a mainstream, large-space sporty AIEV intended to broaden our reach beyond the ultra-luxury segment, while the FX 6 is planned as a larger, family-oriented AIEV positioned above the FX 5 within the FX lineup. Both models are expected to offer a mix of battery-electric and range-extended powertrain configurations and are intended to complement the FX Super One by expanding our presence into higher-volume segments of the global EV market.
Manufacturing & Distribution
•FF Series Manufacturing: The FF 91 Series is currently being manufactured in FF ieFactory California.
•FX Series Manufacturing: Certain FX Series models are planned to be manufactured at FF ieFactory California, and, contingent on adequate funding and local regulatory and operational preparations, FX Super One production is targeted at our Ras Al Khaimah facility in the United Arab Emirates.
•Global Availability: All of our vehicles are expected to be available for sale in the U.S. and the Middle East. Our Ras Al Khaimah facility in the United Arab Emirates integrates offices, production workshops, and operational hubs and is positioned to support sales and service across the Gulf Cooperation Council countries; this facility has been highlighted as a springboard for the Company’s future expansion into European and North African markets. In parallel, the FF China team is focused on strengthening global supply‑chain management and pursuing strategic partnerships with intelligent‑driving companies, which could eventually support manufacturing and distribution activities in China.
Recent Developments
From January 1, 2025, through the filing date, we achieved key operational and financing milestones. Below is a summary of significant events by category.
EV - Strategic Operations and Product Development
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
•In August 2025, the Company reaffirmed its focus on expanding its FX and FF 91 model lines, emphasizing broader market reach by introducing luxury technology from the FF 91 into future mass-production FX vehicles.

•In August 2025, the Company appointed George Li, a veteran automotive executive with extensive supply chain and operational experience, as Head of FF and FX Global Supply Chain and China Chief Strategic Cooperation & Business Growth Officer (“CSGO”) to strengthen supplier partnerships, enhance global sourcing and cross-border coordination, and advance the Company’s “Bridge Strategy” between the U.S. and China in support of long-term growth under the FX and FF vehicle programs.
•In September 2025, the Company advanced its global expansion by preparing its Ras Al Khaimah (U.A.E.) operations to support the FX Super One program under its Global Automotive Bridge Strategy, while further integrating its “EAI + Crypto” ecosystem that connects Eco Artificial Intelligence mobility systems with blockchain-based financial applications to enhance transparency and create new digital value channels.
•In September 2025, the Company announced that its 919 Futurist Day & Stockholders’ Community Day will showcase the unseen interior and product highlights of the FX Super One, provide updates on its U.S. homologation and Middle East launch plans, and detail deployment of FF’s EAI Vehicle Chain products under its Web2 + Web3 dual-engine strategy.
•In September 2025, the Company hosted its 919 Futurist Day & Stockholders’ Community Day, showcasing the previously unseen interior and product highlights of the FX Super One, providing updates on its U.S. homologation and Middle East launch plans, and presenting progress on the deployment of FF’s EAI Vehicle Chain products under its Web2 + Web3 dual-engine strategy.
•In November 2025, the Company announced that its future FF and FX battery electric vehicles, beginning with new models from 2026, will adopt the North American Charging System (“NACS”) port, providing future users with direct access to more than 28,000 Tesla Superchargers across the United States, Canada, Japan, and South Korea, while maintaining access to existing CCS fast-charging networks through operators such as ChargePoint and EVgo.
•In November 2025, the Company reported that the FX Super One program has received non-binding pre-orders for more than 11,000 vehicles in the United States and more than 200 vehicles in the United Arab Emirates, including from B2B fleet customers, reflecting continued growth in demand across both its U.S. and Middle East markets.
•In November 2025, the Company noted that it had successfully completed the first round of safety testing for upper interior occupant impact protection for the FX Super One as part of the broader safety assessment and homologation process for the vehicle.
•In November 2025, the Company outlined its fourth quarter 2025 strategic focus for the FX platform, emphasizing: (i) accelerating FX Super One channel development and pre-order growth, (ii) deploying advanced AI features, including enhanced voice and gesture interactions, (iii) completing additional safety assessments and manufacturing readiness activities, (iv) advancing international market penetration in the U.S. and UAE, and (v) strengthening strategic and financial partnerships to support FX commercialization.
Crypto - Strategic Operations and Product Development
▪In August 2025, the Company introduced the C10 Index and related Crypto + EAI application framework, with real-time index tracking planned on FF.com and the FF App.
▪In September 2025, the Company reported progress on developing the C10 Crypto Treasury Index, a tokenized asset platform designed to support balance sheet diversification, strengthen ecosystem financing, and advance the Company’s broader “EAI + Crypto” strategy.
▪In September 2025, the Company announced plans to establish a new crypto-focused spin-off entity as part of its “EAI + Crypto Flywheel Strategy.” This initiative aims to integrate blockchain-based assets into the Company’s intelligent mobility ecosystem, enhancing user engagement, product monetization, and capital flexibility through tokenized value systems linked to FF’s vehicle platform.
▪In September 2025, the Company completed a strategic $30 million investment in AIXC as the lead investor in a $41 million PIPE transaction to establish a crypto and Web3-related business, through which the Company obtained control of AIXC. Following stockholder approval, AIXC is expected to rebrand as CXC10 and focus on three growth engines—C10 Treasury and Index, BesTrade DeAI Agent, and ecosystem tokens—to support the Company’s long-term “EAI + Crypto” and “Dual-Flywheel & Dual-Bridge” ecosystem strategies.
EV - Capital Raising & Financing Agreements
•In December 2024, we secured approximately $30.0 million in cash financing commitments for the purchase of unsecured convertible notes (the “2024 Unsecured SPA Notes”). Each investor (the “2024 Unsecured SPA Investors”) also received a 2024 Unsecured Incremental Warrant to fund, at the 2024 Unsecured SPA Investor’s sole discretion, additional notes up to the original principal balance the of 2024 Unsecured SPA Notes purchased by such 2024 Unsecured SPA Investor. These funds are intended to support our core business operations and the ongoing ramp-up of the FX strategy. On January 28, 2025, we entered into a letter agreement with certain of the 2024

Unsecured SPA Investors. Pursuant to the letter agreement, prior to our receipt of stockholders’ approval, for the issuance of the Unsecured 2024 SPA Notes, 2024 Unsecured SPA Warrants and 2024 Unsecured Incremental Warrants, such investors agreed not to convert any outstanding 2024 Unsecured SPA Notes at a conversion price less than $1.16, the initial conversion price of the 2024 Unsecured SPA Notes, and we agreed to issue, following receipt of such stockholders’ approval, to such investors who convert any 2024 Unsecured SPA Notes at the $1.16 conversion price prior to our receipt of stockholders’ approval, additional shares of Class A Common Stock as a true-up.
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
•In July 2025, the Company publicly unveiled the FX Super One at a global launch event in Los Angeles. The event, which followed a private preview and broad media coverage, showcased the new F.A.C.E. (Futuristic Aesthetic Connected Exterior) LED grille and the FF Super EAI (Extended AI) ecosystem. The Company has secured over 10,000 binding deposit commitments to date, reinforcing brand visibility and building momentum as it prepares to transition into production.
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
•In August 2025, the Company issued one share of Series A Preferred Stock to Matthias Aydt for $100.00.
•In August 2025, the Company reported $105 million in new financing commitments from institutional investors to fund FX Super One launch activities and general corporate purposes.
•In August 2025, the Company filed an amendment to the Certificate of Designation for its Series B Preferred Stock

with the Secretary of State of Delaware, confirming 12 million authorized shares at a par value of $0.0001 per share. The amendment, approved by a majority of Series B holders, did not alter any existing rights, preferences, or limitations established under the Series B designation.
Crypto - Capital Raising & Financing Agreements
•In August 2025, the Company announced plans to use dedicated financing exclusively for crypto-asset purchases, with an initial program targeting up to $500M–$1B (subject to securing funding) and an 80% passive / 20% active allocation approach.
•In August 2025, FF entered a strategic Web3 partnership with HabitTrade, a digital-asset infrastructure firm, to support the blockchain component of its new ecosystem.
•In September 2025, the Company outlined that the spin-off structure is intended to create an independent capital platform capable of attracting specialized crypto and Web3 investors, while preserving Faraday Future’s controlling interest and future participation in related financial upside.
•In September 2025, Faraday Future invested approximately $30 million in AIXC at an effective price of $2.246 per share, representing beneficial ownership of about 55% of AIXC’s common stock, while Global Co-CEO YT Jia invested $4 million (approximately 7% ownership) under a two-year voluntary lock-up. The financing also included participation from strategic blockchain investors such as SIGN Foundation, backed by Binance Labs, Sequoia Capital, IDG, and Circle.
EV - Stock Exchange Compliance & Stockholder and Corporate Actions
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
•In May 2025, the Company announced that Global Co-CEO YT Jia and President Jerry Wang each adopted SEC Rule 10b5-1 stock purchase plans, with trades expected to begin in August 2025; Mr. Jia plans to purchase $560,000 and Mr. Wang plans to purchase $50,000 of Class A Common Stock, with both executives committing not to amend or terminate their plans once effective. Mr. Jia completed the purchase of $560,000 worth of Class A common stock shares during the quarter ended September 30, 2025. Before the plan was cancelled by the broker, Mr. Wang purchased 10,600 shares of the Company’s Class A common stock under this trading plan.
•In June 2025, Mr. Koti Meka, Chief Financial Officer, adopted a Rule 10b5‑1 trading plan on June 12, 2025, providing for the purchase of up to $20,000 of the Company’s Class A common stock. Before the plan was cancelled by the broker, Mr. Meka purchased no shares of the Company’s Class A common stock under this trading plan.
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
•In August 2025, FF highlighted its continued inclusion in the Russell 3000 Index and growing institutional ownership, with major investors increasing holdings relative to 2024.
•In August 2025, the Company disclosed that Founder and Global Co-CEO Yueting Jia and Global President Jerry Wang executed purchases of Company common stock under pre-established Rule 10b5-1 trading plans, demonstrating alignment with stockholder interests.
•In August 2025, additional share purchases by Company leadership, including CFO Koti Meka and FX CEO Xiao (Max) Ma, were scheduled pursuant to their existing 10b5-1 plans adopted in June 2025.
•In September 2025, the Company announced it successfully completed Nasdaq’s one-year compliance monitoring period and regained full compliance, returning to normal listed-company status.
•In September 2025, all core proposals—other than a pending name change—were approved at the Company’s special meeting of stockholders. The investment structure allows Faraday Future to focus on advancing its EV business while capturing upside from the new crypto-focused operations without additional dilution to existing stockholders.
Crypto - Stock Exchange Compliance & Stockholder and Corporate Actions
•In August 2025, the Company disclosed it is exploring a C10 ETF concept tied to the newly announced index.
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
•In August 2025, the Company reported formation of a wholly owned subsidiary (FFAI Crypto Treasury and Bridging Holdings Inc.) for the crypto business and outlined a structure intended to isolate risk and enhance transparency (e.g., third-party custodians, on-chain verification).
•In September 2025, Global Co-CEO Yueting Jia completed the second tranche of stock purchases under his Rule 10b5-1 plan, investing approximately $180,000 of his signing bonus to demonstrate confidence in FF’s long-term strategy and stockholder alignment.
•In September 2025, Global Co-CEO Yueting Jia completed his third common stock purchase under his Rule 10b5-1 trading plan, investing approximately $560,000, representing the after-tax portion of his signing bonus, to demonstrate his confidence in the Company’s long-term strategy and alignment with stockholders.
•In September 2025, the Board approved the foundational steps for the spin-off entity and delegated management authority to oversee its implementation and compliance planning in alignment with U.S. regulatory standards for digital assets.
•In September 2025, the Company announced that Jerry Wang will serve as Co-CEO of AIXC, Koti Meka as CFO, and YT Jia as Chief Advisor. Faraday Future will hold nomination rights for two of five directors, which may increase to four of seven seats pending stockholder approval, ensuring strategic alignment and operational oversight within the new spin-off entity.
•In September 2025, the transaction marked a key step in implementing the Company’s integrated strategy to connect its automotive and digital-asset platforms, strengthening alignment between operational leadership and the emerging CXC10 ecosystem.
•In October 2025, Faraday X AIEV Hong Kong Holding Limited (“FXHK”) has completed its name change to GlobeX Al Hong Kong Holding Limited (“GXHK”).
•In November 2025, AIXC held a special meeting of stockholders that approved the Subscription Agreement and related share issuances, enabling the Company to obtain a majority ownership position in AIXC and secure the right to designate a majority of the reconstituted board of directors.
•In November 2025, following this stockholder approval, AIXC filed a Certificate of Amendment to change its corporate name to AIxCrypto Holdings, Inc., formalizing the Company’s controlling interest in the renamed entity as a strategic platform for its AI and crypto ecosystem initiatives.
Earnings Release Correction
•On November 13, 2025, the Company issued an earnings releasethat included certain preliminary financial information for the quarter ended September 30, 2025. Following issuance of the release, additional adjustments were identified during the completion of the quarter-end close and review process. As a result, certain amounts in the earnings release (related to our Unaudited Condensed Consolidated Balance Sheet and Statement of Ca sh Flows) differed from the financial information presented in this Form 10-Q. The financial information contained in this Form 10-Q reflects the Company’s final, reviewed results for the period and should be relied upon as the authoritative presentation of the Company’s financial performance.
Supply Chain Exposure and Tariff Risk
As of September 30, 2025, a significant portion of the Company’s direct materials were sourced from China, exposing the Company to elevated U.S. import tariffs on electric-vehicle components and related inputs. While cost of goods sold was not materially affected for the three and nine months ended September 30, 2025, due to limited production and use of existing inventory, management increased the inventory reserve by $10.6 million and $14.4 million, respectively, including a component for anticipated tariffs. As production scales or if tariff rates broaden or rise, tariff-driven input costs could materially impact unit economics and may necessitate pricing, sourcing, or additional reserve actions.
Segment Information
We have three operating segments—AI Electric Vehicle (“AIEV”), Life Sciences, and Crypto —but only our AIEV segment meets the criteria for separate reporting under ASC 280. Through August 12, 2025, our two Global Co-Chief Executive Officers (“Global Co-CEOs”) acted jointly as Co-Chief Operating Decision Makers (“CODMs”) and regularly evaluated our financial performance using consolidated information at the total-company level, including consolidated loss from operations, cash flows, liquidity, and strategic initiatives. Effective August 13, 2025, in connection with temporary governance adjustments approved by the Board, Mr. Matthias Aydt serves as our sole CODM for purposes of ASC 280.

Management has identified Loss from operations, as presented in the Company's Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, as the primary measure used by the CODM to evaluate the performance of the business and allocate resources. This measure is critical for a going concern that must carefully manage its cash outflows, particularly given that the timing of its cash inflows is influenced by external investor decisions. We define “significant segment expense” as controllable operating costs that are regularly provided to and reviewed by management, which include the expenses presented in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as Cost of revenue, Research and development, Sales and marketing, and General and administrative.
Management closely tracks its expenditure on these key expense categories through regular reviews of cash balances, near‑term cash flow projections, monthly management reports, and project management reports. The CODM, work in close collaboration with our business leaders to establish critical operational targets, set project timelines, and adjust spending plans. These leaders are responsible for implementing its strategic plans and revising targets and deadlines based on continuous internal communications and review meetings, thereby ensuring that any deviations from target spending or project timelines are promptly addressed. This rigorous oversight supports our strategic objectives to focus business activities on production, sales, and leasing of its FF 91 vehicles, and the planned launch of the FX Series vehicles.
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
During the third quarter of 2025, we consolidated AIXC, a variable interest entity that operates a legacy life-sciences business. The acquisition closed on September 29, 2025, and AIXC’s operating results were included in our consolidated financial statements for only the final two days of the quarter. The revenue and operating loss attributable to AIXC were immaterial and did not meet the quantitative thresholds under ASC 280 for separate segment reporting. In addition, we intend to use AIXC as the platform for our future crypto-related initiatives; however, no crypto operations were active during the quarter, and our prior crypto assets were liquidated to fund the transaction. (For further information see Note 3 - Business Acquisition - Consolidation of AIXC, and Note 1 - Nature of Business and Organization).
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
Through September 30, 2025, we have sold eight and leased eleven vehicles. As a result, we will require substantial additional capital to develop products and fund operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we will fund our ongoing operations through a combination of various funding and financing alternatives, including equipment financing of the FF ieFactory California, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on our assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of its FF ieFactory California will impact our ability to generate revenue. For additional discussion of the substantial doubt about our ability to continue as a going concern, see Note 2, Liquidity and Capital Resources and Going Concern in the notes to the Unaudited Condensed Consolidated Financial Statements and for further details on liquidity, please see the “Liquidity and Capital Resources” section below.
Revenue and Cost of Revenue
Automotive Sales Revenue
We began the production of our FF 91 Futurist in March 2023 and started making deliveries to customers in August 2023 and have sold two vehicle during the nine months ended September 30, 2025.
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
In certain circumstances, we provide customers with a residual value guarantee which may or may not be exercised in the future. The impact of such residual value guarantees was immaterial to our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025.
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

Automotive Leasing Revenue
Revenue from Operating Leasing Program
We have outstanding leases under our vehicle operating leasing program in the U.S. Qualifying customers are permitted to lease a vehicle for up to 36 months. At the end of the lease term, customers are generally required to return the vehicles to us. We account for these leasing transactions as operating leases. We evaluate whether a lease contract should be combined with other agreements — such as co-creation arrangements when leasing contracts are negotiated together and are economically interdependent. We record leasing revenues as automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles as cost of automotive leasing revenue. As of September 30, 2025, deferred lease-related upfront payments which will be recognized on a straight-line basis over the contractual terms of the individual leases were immaterial. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.
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
Customer Deposits
Our customers may reserve a vehicle and preorder certain services by making a customer deposit, which is fully refundable at any time. Refundable deposits, for vehicle reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits (Accrued expenses and other current liabilities). Customer deposits were $4.1 million and $3.0 million as of September 30, 2025 and December 31, 2024, respectively. When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to our transfer of the products or services. Such advance payments are considered non-refundable, and we defer revenue related to any products or services that are not yet transferred.
As of September 30, 2025, the Company had received approximately 9,900 non-binding, non-refundable B2B pre-orders and 515 B2C non-binding refundable reservations, totaling 10,415 reserved vehicles. By comparison, as of December 31, 2024, the Company had received 299 B2C reservations. The increase in total reservations was primarily driven by the launch of the FX Super One vehicle and the expansion of co-creator and reservation programs designed to drive early engagement and demand. The co-creator program leverages early supporters, channel partners, and social media influencers to generate awareness, promote product visibility, and build community participation around the brand and its new product offerings with a particular focus on driving B2C orders.
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
Deferred Revenue
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Deferred revenue related to products and services was insignificant as of September 30, 2025 and December 31, 2024.
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
Operating Expenses
Research and Development
Research and development activities represent a significant part of our business. Our R&D efforts focus on the design and development of our electric vehicles and continuing to prepare our prototype electric vehicles to exceed industry standards for compliance, innovation, and performance. R&D expenses consist of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our employees focused on R&D activities, other related costs, depreciation, R&D services provided by co-creators, and an allocation of overhead. While we have we substantially have completed R&D activities related to the FF 91, we expect R&D expenses to increase in the near future as we increases in R&D expenses related to FF 92 and FX Series vehicles.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, marketing services provided by co-creators, and an allocation of overhead. Marketing activities are those related to introducing our brand, our electric vehicles, and our electric vehicle prototypes to the market. We expect Sales and marketing expenses to continue to increase as we bring our electric vehicles (in particular, FX Super One and FF 92) to market and seek to generate additional sales.
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
Asset Impairment
We recorded impairments in operating expenses related to deposits for future goods and services, property, plant, and equipment based on tangible-asset valuations, and lease right-of-use assets associated with facility exits and changes in our long-term operating plans. Charges associated with impairment of assets are recognized within operating expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
When we identify impairment indicators under ASC 360—such as changes in regulatory incentives, evolving macroeconomic and geopolitical conditions, market-based indicators of our enterprise value, or updates to our product and manufacturing roadmap—we evaluate the recoverability of our long-lived assets and, when necessary, record impairment charges to reduce their carrying values to estimated fair value. In the third quarter of 2025, this process resulted in impairment charges on certain long-lived assets, including tooling, machinery, equipment and related assets at vendor sites and at the FF ieFactory California facility in Hanford, California.

Loss from Disposal of Property, Plant and Equipment
Loss on disposal of property, plant, and equipment relates to the abandonment of certain FF 91 Futurist program construction in progress assets, primarily vendor tooling, machinery, and equipment, due to the redesign of the related FF 91 components and implementation of our cost reduction program. Charges associated with disposals are recognized within operating expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Other Income / (Expense), net
Other income, net consists of foreign currency transaction gains and losses and other expenses such as bank fees and late charges. Foreign currency transaction gains and losses are generated by revaluation of debt and the settlements of invoices denominated in currencies other than the functional currency. We expect other expense to fluctuate as we continue to transact internationally. In addition, this line item includes realized and unrealized gains or losses related to digital asset transactions, including amounts earned or impaired from crypto digital asset disposals, and any staking income. While such activity is currently immaterial, we expect to execute our crypto-related strategy through AIXC following the completion of AIXC’s shareholder meeting and once we have established majority control of its board of directors. At that point, to the extent crypto operations generate revenue and meet the recognition criteria under ASC 606, such revenue will be reflected in our consolidated results. If crypto operations subsequently meet the quantitative thresholds under ASC 280, they may be evaluated for separate segment disclosure in future periods.

Results of Operations
Consolidated Statements of Operations

	Three Months Ended September 30,
(in thousands)	2025	2024
Revenue	$37	$9
Cost of revenue	34,256	21,453
Gross profit	(34,219)	(21,444)
Operating expenses
Research and development	6,640	5,180
Sales and marketing	6,380	2,601
General and administrative	19,690	8,278
Settlement on accrued research and development expenses	—	(14,935)
Asset impairment	138,483	57
Loss on disposal of property, plant, and equipment	1,395	2,582
Total operating expenses	172,588	3,763
Loss from operations	(206,807)	(25,207)
Change in fair value of notes payable, warrant liabilities, and derivative call options	31,341	8,287
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	2,144	654
Loss on settlement of notes payable	(46,517)	(59,128)
Interest expense	(2,244)	(1,442)
Related party interest expense	—	(1,212)
Other (loss) income, net	(99)	361
Loss before income taxes	(222,182)	(77,687)
Income tax expense	(5)	1
Net loss	$(222,187)	$(77,686)

Consolidated Statements of Operations

	Nine Months Ended September 30,
(in thousands)	2025	2024
Revenue	$407	$304
Cost of revenue	82,549	63,110
Gross profit	(82,142)	(62,806)
Operating expenses
Research and development	18,063	15,185
Sales and marketing	10,882	6,857
General and administrative	47,461	39,327
Settlement on accrued research and development expenses	—	(14,935)
Asset impairment	138,483	7,673
Loss on disposal of property, plant, and equipment	1,715	2,511
Total operating expenses	216,604	56,618
Loss from operations	(298,746)	(119,424)
Change in fair value of notes payable, warrant liabilities, and derivative call options	36,721	28,927
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	(3,283)	315
Loss on settlement of notes payable	(84,895)	(117,509)
Loss on settlement of related party notes payable	(3,040)	(14,295)
Interest expense	(5,358)	(5,386)
Related party interest expense	—	(7,812)
Other income, net	1,475	599
Loss before income taxes	(357,126)	(234,585)
Income tax expense	(15)	(3)
Net loss	$(357,141)	$(234,588)
Revenue (3-Month Overview)

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$37	$9	$28	311.1%
Revenue increased by $28 thousand for the three months ended September 30, 2025, compared to the same period in 2024. The increase primarily reflects higher automotive sales revenue, which was $37 thousand in the current quarter that represents sales price of the vehicle sold in excess of co-creation expenses incurred in accordance with ASC 606 Revenue from Contracts with Customers. We recognized no automotive leasing revenue in the current quarter compared to $9 thousand in the prior‑year quarter. One vehicle was sold and delivered under a co‑creation arrangement with a promotional partner during the current quarter.
Revenue (9-Month Overview)

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$407	$304	$103	33.9%
Revenue increased by $103 thousand for the nine months ended September 30, 2025, compared to the same period in 2024. During the current year we recognized $37 thousand in automotive sales and $370 thousand in leasing revenue. During the comparative prior year we recognized $312 thousand in automotive sales, and adjusted leasing revenue downwards by $8 thousand. The amount of automotive sales recognized represents sales price of the vehicle sold in excess of co-creation expenses incurred in accordance with ASC 606 Revenue from Contracts with Customers. Two vehicles were delivered in 2025 versus three in 2024.

Cost of Revenue (3-Month Overview)

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Cost of revenue	$34,256	$21,453	$12,803	59.7%
Cost of revenue increased by $12.8 million for the three months ended September 30, 2025, compared to the same period in 2024. The increase reflects higher depreciation as additional tooling, machinery, and equipment were placed into service, along with higher facility lease and equipment-financing costs to support production readiness at our California manufacturing facility and an overseas pilot facility in the UAE.
In addition, the Company recorded a significant increase in inventory reserves to address aging or excess materials and components that no longer align with current build plans. Changes in tariff rates on certain imported parts also contributed to these reserves by rendering select legacy components uneconomic to use. For the three months ended September 30, 2025, the Company recorded approximately $7.1 million of additions to the inventory reserve, compared to an immaterial net change in the three months ended September 30, 2024. The inventory reserve increased from approximately $2.8 million at September 30, 2024 to approximately $14.2 million at September 30, 2025.
Cost of Revenue (9-Month Overview)

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Cost of revenue	$82,549	$63,110	$19,439	30.8%
Cost of revenue increased by $19.4 million for the nine months ended September 30, 2025, compared to the same period in 2024. he increase reflects higher depreciation as additional tooling, machinery, and equipment were placed into service, along with higher facility lease and equipment-financing costs to support production readiness at our California manufacturing facility and an overseas pilot facility in the UAE.

In addition, the Company recorded a net increase in inventory reserves to address aging or excess materials and components that no longer align with current build plans. Changes in tariff rates on certain imported parts contributed to these reserve set-ups by rendering select legacy components uneconomic to use. Net additions to the inventory reserve totaled approximately $10.9 million for the nine months ended September 30, 2025 (including approximately $7.1 million in the third quarter), compared to an immaterial net change for the nine months ended September 30, 2024. The inventory reserve increased from approximately $2.8 million at September 30, 2024 to approximately $14.2 million at September 30, 2025.
Research and Development (3-Month Overview)

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Research and development	$6,640	$5,180	$1,460	28.2%
R&D expense increased by $1.5 million for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by a $3.3 million rise in operating consumables and equipment rental, including costs related to prototype parts, vehicle purchases for testing, and equipment and services supporting the development of the FX vehicle platform. These increases were partially offset by a $1.0 million reduction in wages, benefits, and related personnel costs, as well as a $0.6 million decrease in other R&D-related IT expenses.
Current R&D efforts are focused on final validation, homologation, and production readiness of the FX Super One vehicle. Activities during the quarter included performance testing, engineering refinement, and supplier integration in preparation for initial production. The Company also supported early technical operations in the United Arab Emirates (UAE) to align engineering standards and tooling for future regional assembly under its global bridge strategy.

As the Company transitions from intensive R&D to commercialization, resources are being allocated toward manufacturing engineering, quality assurance, and process optimization. Internal R&D activity remains centered on improving vehicle performance, safety systems, and software functionality while maintaining coordination with external technology and supply-chain partners to ensure readiness for scaled production.

Research and Development (9-Month Overview)

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Research and development	$18,063	$15,185	$2,878	19.0%
R&D expense increased by $2.9 million for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by a $5.8 million rise in operating consumables and equipment rental—reflecting higher costs for prototype parts, vehicle purchases for testing, and services supporting development of the FX vehicle platform—as well as $2.4 million of lower cost allocations to cost of sales in the current period. These increases were partially offset by a $4.2 million reduction in IT-related R&D expenses and a $0.6 million decrease in wages and related benefits.
Throughout 2025, R&D activities have primarily supported the FX Super One program through final validation, U.S. homologation testing, and production readiness efforts. Development work has included vehicle performance and durability testing, integration of Advanced Driver Assistance Systems (ADAS), supplier coordination, and prototype tooling. The Company also provided engineering support for technical preparations in the United Arab Emirates (UAE) to align manufacturing standards and production planning under its global bridge strategy.
As the Company progresses from an R&D-intensive phase toward commercial production, resources are being strategically allocated to manufacturing engineering, quality validation, and process optimization. Current R&D initiatives remain focused on vehicle performance, safety system enhancements, and software refinement, in close collaboration with key technology and supply-chain partners to ensure readiness for scalable FX Series production.
Sales and Marketing (3-Month Overview)

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Sales and marketing	$6,380	$2,601	$3,779	145.3%
Sales and marketing expense increased by $3.8 million for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by a $2.9 million rise in marketing expenses related to the launch and promotion of the FX Super One, which debuted in July. This increase was largely attributable to campaign activities executed by our U.S. marketing team, including expanded influencer and social media initiatives, promotional content development, and digital media placements aimed at building awareness and customer engagement around the new vehicle. Additionally, marketing costs rose in our Middle East operations due to increased event-based outreach and brand activation efforts designed to support entry into new international markets. The remaining $0.8 million increase was due to higher wages and benefits, primarily reflecting staffing to support expanded marketing efforts during the launch period.
These investments reflect the Company’s strategic focus on product visibility, brand development, and customer engagement as it transitions further into the commercialization phase of the FX product line. The marketing strategy emphasizes building awareness and credibility through curated events, limited-scale experiential programs, and earned-media exposure rather than large-scale paid advertising.
Although headcount within the sales and marketing function remains lean, the Company continues to leverage its Co-Creation marketing model, which integrates key opinion leaders, early adopters, and strategic partners into launch activities and promotional campaigns. This approach has expanded brand visibility and contributed to increased customer reservations while maintaining disciplined spending. The Company expects to continue utilizing high-impact events and digital platforms to deepen market penetration and strengthen global brand positioning as FX Super One deliveries approach.

Sales and Marketing (9-Month Overview)

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Sales and marketing	$10,882	$6,857	$4,025	58.7%
Sales and marketing expense increased by $4.0 million for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by a $4.6 million rise in marketing expenses related to the launch and promotion of the FX Super One, including digital campaigns, content development, influencer engagement, and event activations primarily led by the U.S. team. Additional costs were incurred from expanded marketing activities in the Middle East to support brand visibility in international markets. Compensation costs increased by $0.9 million, reflecting selective additions to sales and marketing personnel and other related payroll costs. These increases were partially offset by a $1.4 million decrease in rent and related expense.
Throughout 2025, the Company has executed an efficient and event-driven marketing strategy centered on its Co-Creation model, which engages industry leaders, influencers, and early adopters to promote the brand and its vehicles. Using this approach, the Company expanded its global presence through high-impact events, including the FX Super One global launch in Los Angeles, the Pebble Beach showcase, and the 919 Futurist Day & Stockholders’ Community Day. These initiatives strengthened brand awareness and customer engagement while maintaining disciplined marketing spend and optimized resource allocation.
The Company also advanced its international marketing footprint, particularly in the Middle East, through localized brand activations, regional events, and customer outreach aligned with future market entry plans. These activities enhanced global brand recognition and contributed to increased FX Super One reservations. The combination of targeted experiential events, digital marketing initiatives, and strategic influencer partnerships has enabled the Company to sustain brand momentum and visibility while controlling overall marketing costs.
General and Administrative (3-Month Overview)

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
General and administrative	$19,690	$8,278	$11,412	137.9%
General and administrative expense decreased by $11.4 million for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by a $3.7 million rise in wages and benefit costs, due to higher headcount in both the U.S. and China, as well as a legal bonus paid in accordance with a contractual agreement. Professional fees increased by $3.1 million, reflecting higher legal expenses and service costs under the FFGP agreement. In addition, operating consumables and equipment rentals increased by $2.7 million, and a $1.5 million increase in depreciation and amortization. These increases reflect ongoing support for corporate operations and strategic initiatives during the period.
This net increase primarily reflects higher corporate activity during the period, including expanded legal, Sarbanes-Oxley compliance, and professional service costs. Throughout the quarter, the Company supported ongoing regulatory and governance matters, including costs related to the SEC and temporary governance adjustments. In addition, higher staffing levels in both the U.S. and China contributed to increased wages and benefits, while consulting and operational support costs rose in connection with strategic initiatives and global administrative coordination. These increases were partially offset by continued efficiency efforts, such as vendor consolidation and administrative process streamlining, which are expected to moderate future expense growth.
General and Administrative (9-Month Overview)

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
General and administrative	$47,461	$39,327	$8,134	20.7%
General and administrative expense increased by $8.1 million for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by a $8.5 million rise in wages and benefit costs due to increased headcount and a egal bonus paid under a contractual agreement. Professional fees increased by $4.4 million, reflecting higher legal expenses, audit and advisory fees, SOX compliance support, and services provided under the FFGP agreement. These increases were partially offset by a $4.4 million reduction in insurance costs, primarily due to lower directors and officers (D&O) insurance premiums and other corporate insurance savings.
Throughout 2025, the Company continued to experience elevated general and administrative costs as it managed increased legal, compliance, and governance requirements. These included expenses related to the SEC investigation, implementation of temporary governance adjustments, and enhanced Sarbanes-Oxley compliance activities. Additional professional service costs were incurred for legal, audit, and advisory support, as well as consulting fees associated with strategic and operational initiatives. Staffing levels remained higher year-over-year in both the U.S. and China to support these functions, contributing to increased wages and benefits. While efficiency programs such as vendor consolidation, office space optimization, and administrative streamlining helped partially offset these increases, overall G&A expenses remained higher due to the Company’s ongoing regulatory, compliance, and governance commitments.

Asset Impairment (3-Month Overview)

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Asset impairment	$138,483	$57	$138,426	NM*
NM = not meaningful
During the three months ended September 30, 2025, we recorded an $138.5 million impairment loss related to long-lived assets, which based on the findings of an independent third-party tangible asset valuation study, the Company recorded an impairment charge of $8.5 million and $130.0 million, related to Deposits and Other Current Assets and Property, Plant, and Equipment, Net, respectively. The impairment charge in the current year quarterly period was primarily attributable to certain tooling, machinery, and equipment located at vendor sites and at the Company’s FF ieFactory California production facility in Hanford, California, that are no longer fully supported under updated operational plans and near-term production forecasts, as the Company shifts focus from FF 91 program activities to the planned FF 92 upgrade program and to reorganization and retooling in preparation for the commercial production of the FX Super One.

During the three months ended September 30, 2024, we recorded a $0.1 million impairment loss related to lease right-of-use (“ROU”) assets. This loss was associated with our decision to exit a leased store facility, a research facility, and an administrative office in China. These actions were part of broader efforts to negotiate early lease terminations with landlords and streamline our global footprint.
Asset Impairment (9-Month Overview)

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Asset impairment	$138,483	$7,673	$130,810	NM*
NM = not meaningful
During the nine months ended September 30, 2025, we recorded a $138.5 million impairment loss related to long-lived assets, which based on the findings of an independent third-party tangible asset valuation study, the Company recorded an impairment charge of $8.5 million and $130.0 million, related to Deposits and Other Current Assets and Property, Plant, and Equipment, Net , respectively. The impairment in the current-year period was primarily attributable to certain tooling, machinery, and equipment located at vendor sites and at the Company’s FF ieFactory California production facility in Hanford, California, that are no longer fully supported under updated operational plans and near-term production forecasts, as the Company shifts focus from FF 91 program activities to the planned FF 92 upgrade program and to reorganization and retooling in preparation for the commercial production of the FX Super One.
During the nine months ended September 30, 2024, we recorded a $7.7 million impairment loss related to lease right-of-use (“ROU”) assets. This loss resulted from moving out of a leased store facility, a leased research facility, and an administrative facility in China, as we worked with landlords to negotiate the related lease terminations.

Loss (gain) from disposal of property, plant and equipment (3-Month Overview)

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Loss on disposal of property, plant, and equipment	$1,395	$2,582	$(1,187)	(46.0)%
Loss on disposal of property, plant, and equipment increased by approximately $1.2 million for the three months ended September 30, 2025, compared to the same period in 2024. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.

Loss (gain) from disposal of property, plant and equipment (9-Month Overview)

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Loss on disposal of property, plant, and equipment	$1,715	$2,511	$(796)	(31.7)%
Loss on disposal of property, plant, and equipment increased by approximately $0.8 million for the nine months ended September 30, 2025, compared to the same period in 2024. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.
Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options (3-Month Overview)

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$31,341	$8,287	$23,054	278.2%
During the three months ended September 30, 2025 we recognized an aggregate day-one loss of $24.4 million related to the initial measurement of SPA Portfolio Notes, Warrants and Incremental Warrants as compared to $9.7 million during the same period in 2024. The 2025 day-one loss was offset by gain from subsequent fair value remeasurement of $58.8 million and $18.8 million, respectively. The downward re-measurement was primarily driven by decreases in the Company’s stock price at the end of the period compared to preceding three month. The increase in gains from re-measurement in the total monetary impact was attributable to the following factors. During the three months ended September 30, 2025 we recognized a $26.5 million gain from the change in fair value of the Incremental Warrants. Comparable instrument outstanding during the three months ended September 30, 2024 were assigned a fair value of zero, as their terms and market conditions resulted in no economic value being attributed to them as of the measurement date. During the three months ended September 30, 2025 we recognized a $14.2 million gain from the change in fair value of the SPA Portfolio warrants compared to a $3.9 million gain during the same period in 2024. This increase was largely driven by the year-over-year growth in the number of SPA Portfolio warrants outstanding. Beginning in the second half of 2024, we began issuing SPA Portfolio warrants equal to 100% of the shares issuable upon conversion of the aggregate principal amount of the applicable SPA Portfolio Note, significantly increasing the number of warrants outstanding year over year. As of September 30, 2025 there were 54,718,369 SPA Portfolio liability classified third party warrants outstanding compared to 5,931,638 outstanding as of September 30, 2024.

Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options (9-Month Overview)

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$36,721	$28,927	$7,794	26.9%
During the nine months ended September 30, 2025 we recognized an aggregate day-one loss of $60.5 million related to the initial measurement of SPA Portfolio Notes, Warrants and Incremental Warrants, as compared to $8.9 million during the same period in 2024. This loss was offset by a net gain from subsequent remeasurement of $102.5 million and $39.7 million, respectively. Our outstanding notes and warrants were remeasured at predominantly lower fair values due to pricing inputs that use the market price of our Common Stock, which experienced a decline during the period. The fair value of the SPA Portfolio Notes and associated warrants is influenced by the relationship between the Company’s stock price and the applicable conversion or exercise prices. As of September 30,, the stock price was $1.30, compared to a weighted average conversion price of $1.66 for the SPA Portfolio Notes and warrant exercise prices ranging from $1.16 to $2.02. While some instruments remained in-the-money, the narrowing spread relative to December 31, 2024 — when the stock price was $2.43 — reduced their intrinsic value. This decline in intrinsic value contributed to the decrease in fair value and the resulting net gains recognized during the period. Specifically, during the nine months ended September 30, 2025 we recognized a $50.1 million net gain from the change in fair value of the Incremental Warrants. There was no comparable instrument outstanding during the nine months ended September 30, 2024. During the nine months ended September 30, 2025 we recognized a $21.3 million net gain from the change in fair value of the third party SPA Portfolio Note warrants compared to a $3.9 million net gain during the same period in 2024. This increase was largely driven by the year-over-year growth in the number of SPA Portfolio Note warrants outstanding. Beginning in the second half of 2024, we began issuing SPA Portfolio Note warrants equal to 100% of the shares issuable upon conversion of the aggregate principal amount of the applicable SPA Portfolio Note, significantly increasing the number of warrants outstanding year over year. As of September 30, 2025 there were 54,718,369 SPA Portfolio third party warrants outstanding compared to 5,931,638 outstanding as of September 30, 2024.
Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities (3-Month Overview)

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	$2,144	$654	$1,490	227.8%
The gain from Change in fair value of related party notes payable, warrant liabilities, and derivative call options increased by $1.5 million for the three months ended September 30, 2025, when compared with the same period in 2024. The increase was primarily driven by a higher volume of related party instruments outstanding during the 2025 period. During the nine months ended September 30, 2025, we issued to a related party 2025 March Unsecured SPA Notes and associated common stock warrants and Incremental Warrants. As of September 30, 2025, all of the common stock warrants and Incremental Warrants remained outstanding. The fair value of our related party instruments decreased during the period ended September 30, 2025, primarily due to a decrease in our Class A Common Stock price over the quarter. This resulted in recognized gains of approximately $1.0 million related to the common stock warrants and approximately $1.1 million, related to the Incremental Warrants.
There was no significant related party debt or warrant instruments outstanding or activity during the three months ended September 30, 2024.
Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities (9-Month Overview)

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	$(3,283)	$315	$(3,598)	(1142.2)%
The Change in fair value of related party notes payable, warrant liabilities, and derivative call options increased by $3.6 million for the nine months ended September 30, 2025, when compared with the same period in 2024. Significant driving factors include (1) an increase in related party activity, such as issuance and conversion of the related party 2025 March Unsecured SPA Notes, warrants, and Incremental Warrants and (2) the recognition of day-one losses upon issuance of related party 2025 March Unsecured SPA Notes and associated instruments. We issued $4.7 million of related party SPA Portfolio Notes during the nine months ended September 30, 2025. Upon issuance the Company recognized a day-one loss of $3.6 million, as the combined fair value of the SPA Portfolio Note, SPA Portfolio Note Warrant, and Incremental Warrant exceeded the cash proceeds received. These issuance-date losses were further offset by net $0.5 million gain from the remeasurement of related party notes payable, related party warrant liabilities, and related party Incremental Warrants as of September 30, 2025. The fair value of our related party instruments decreased during the period ended September 30, 2025, primarily due to a decrease in our Class A Common Stock price over the period since the first issuance of 2025 March Unsecured SPA Notes to related parties in March 2025.
There was no significant related party debt activity during the nine months ended September 30, 2024.

Loss on Settlement of Notes Payable (3-Month Overview)

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Loss on settlement of notes payable	$(46,517)	$(59,128)	$12,611	(21.3)%
The $12.6 million period-over-period decrease in Loss on settlement of notes payable primarily reflects the significantly lower volume of the of debt converted during the 2025 period, partially offset by a higher loss recognized per dollar of principal converted in the 2025 period. During the three months ended September 30, 2025, the Company converted $34.4 million of SPA Notes into 30,945,927 shares of Class A common stock, compared to $62.0 million converted into $19,112,032 shares during the same period in 2024. Although more shares were issued per dollar of principal converted during the 2025 period, the average fair value of those shares was substantially lower due to the decline in the Company’s stock price. More investor-favorable conversion pricing, arising from the December 2024 SPA and the full anti-ratchet provisions in the Company’s convertible instruments, increased the number of shares required to settle each dollar of debt. During the three months ended September 30, 2025, the Company’s stock price experienced a temporary increase, stimulating the Note conversion at that time. Consequently, the fair value of equity delivered exceeded the fair value of the notes converted by a greater extent, resulting in a higher loss on extinguishment per dollar of principal the three months ended September 30, 2025.
Loss on Settlement of Notes Payable (9-Month Overview)

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Loss on settlement of notes payable	$(84,895)	$(117,509)	$32,614	(27.8)%
The $32.6 million period-over-period decrease in Loss on settlement of notes payable reflects both a lower loss recognized per dollar of principal converted in 2025 and, to a lesser extent, a lower volume of the of debt conversions. During the nine months of 2025, the Company converted $89.2 million of principal into 82,657,564 shares of Class A common stock, compared to $96.3 million of principal converted into 29,117,806 shares during the nine months of 2024. Although more shares were issued per dollar of principal converted in 2025, the average fair value of those shares was substantially lower due to the decline in the Company’s stock price. The nine-month average loss per dollar of principal declined to $0.95 in 2025 from $1.19 in 2024. This period-over-period improvement was primarily driven by differences in conversion pricing mechanics and the relative timing of stock price movements between the periods. During the first six months of 2024, conversions occurred at fixed conversion prices in an environment where the Company’s stock price increased prior to settlement, resulting in higher extinguishment losses as the fair value of equity delivered exceeded the carrying amount of the debt extinguished. In contrast, the 2025 conversions incorporated variable pricing features for the whole period that generally reduced the differential between the fair value of equity issued and the carrying amount of the Notes settled, particularly during periods of lower and less volatile stock prices. Additionally, the lower loss per dollar in 2025 reflects the reduced contractual interest rate on the notes (10% in 2025 versus 15% in 2024) and the absence of make-whole provisions that were applicable to certain conversions during the first half of 2024.
Loss on Settlement of Related Party Notes Payable (3-Month Overview)

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Loss on settlement of related party notes payable	$—	$—	$—	—%
There were no related party conversion activity in either of the periods.
Loss on Settlement of Related Party Notes Payable (9-Month Overview)

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Loss on settlement of related party notes payable	$(3,040)	$(14,295)	$11,255	(78.7)%
During the nine months ended September 30, 2025 a related party converted various notes with an aggregate principal of $3.6 million in exchange for 3,370,561.00 shares of our Class A Common Stock. We recognized a $3.0 million Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt. instrument.
During the nine months ended September 30, 2024 we recognized a $14.1 million loss on related party notes related to interest, penalties, and principal increases resulting from our breach of the agreement with Chongqing Leshi Small Loan Co., Ltd. (“Chongqing”), as discussed in Note 9, Related Party Transactions in the notes to the Unaudited Condensed Consolidated Financial Statements. There was no breach of our agreement with Chongqing during the nine months ended September 30, 2025 and 2024.
Interest Expense (3-Month Overview)

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Interest expense	$(2,244)	$(1,442)	$(802)	55.6%
Interest expense decreased by approximately $0.8 million for the three months ended September 30, 2025, compared to the same period in 2024. This decrease primarily reflects the allocation of interest expense between reporting quarters, partially offset by higher interest costs associated with our financial obligations related to the FF ieFactory California manufacturing facility in Hanford, California. The interest expense on this financing obligation increases over time under the effective interest method, as the principal balance remains outstanding until maturity, with capitalized tenant improvement costs funded by a third party also increasing the carrying amount of the liability.
Interest Expense (9-Month Overview)

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Interest expense	$(5,358)	$(5,386)	$28	(0.5)%
Interest expense decreased by approximately $0.8 million for the nine months ended September 30, 2025, compared to the same period in 2024. This decrease was primarily due to interest expense allocated to construction in progress, partially offset by higher interest costs associated with our financial obligations related to the FF ieFactory California manufacturing facility in Hanford, California. The interest expense on this financing obligation increases over time under the effective interest method, as the principal balance remains outstanding until maturity, with capitalized tenant improvement costs funded by a third party also increasing the carrying amount of the liability.
Related Party Interest Expense (3-Month Overview)

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Related party interest expense	$—	$(1,212)	$1,212	(100.0%)
Related party interest expense decreased by $1.2 million for the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily driven by our default in the first quarter of 2024 on the loan with our related party lender, Chongqing, which triggered retroactive interest charges and penalties under the prior agreement. Under the revised loan agreement, no interest is incurred unless the Company defaults.
Related Party Interest Expense (9-Month Overview)

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Related party interest expense	$—	$(7,812)	$7,812	(100.0%)
Related party interest expense decreased by $7.8 million for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily driven by our default in the first quarter of 2024 on the loan with our related party lender, Chongqing, which triggered retroactive interest charges and penalties under the prior agreement. Under the revised loan agreement, no interest is incurred unless the Company defaults.

Other Expense, net (3-Month Overview)

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Other (loss) income, net	$(99)	$361	$(460)	(127.4%)
Other loss, net decreased by approximately $0.5 million for the three months ended September 30, 2025, compared to the same period in 2024. he decrease was primarily due to a smaller foreign‑currency transaction loss because the Chinese yuan appreciated against the U.S. dollar during the current period, but the magnitude of the currency movement was less extreme than the U.S. dollar’s appreciation in 2024. This improvement was partially offset by a $0.5 million loss realized on crypto assets, for which there was no comparable activity in the prior‑year period.
Other Expense, net (9-Month Overview)

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Other income, net	$1,475	$599	$876	146.2%
Other income, net increased by $876 for the nine months ended September 30, 2025, compared to the same period in 2024. he decrease was primarily due to a smaller foreign‑currency transaction loss because the Chinese yuan appreciated against the U.S. dollar during the current period, but the magnitude of the currency movement was less extreme than the U.S. dollar’s appreciation in 2024. This improvement was partially offset by a $0.5 million loss realized on crypto assets, for which there was no comparable activity in the prior‑year period.
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

Capital Investment, SPA Portfolio Notes, and Future Equity Plans
We have and will continue to devote substantial effort and, to the extent available, capital resources, to strategic planning, engineering, design, and development of our electric vehicle platform, development of vehicle models, finalizing the build out of the FF ieFactory California manufacturing facility, and capital raising. We have incurred cumulative losses from operations, negative cash flows from operating activities, and we have an accumulated deficit of $4,671.5 million, an unrestricted cash balance of $62.9 million and a negative working capital position of $121.2 million as of September 30, 2025.
During 2023, we commenced deliveries of the FF Series, specifically the FF 91 model, to customers. We are currently manufacturing the FF 91 with plans to manufacture FF 92 models within the FF Series. We have launched the FX Series, beginning with the Super One model, and is accepting pre-orders. We are preparing to initiate full-scale, series production of the FX Series, including the Super One, for commercial sale, as distinct from prototype builds or validation units. We expect to continue to incur significant operating losses for the foreseeable future.
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
Debt Commitments under SPA Portfolio Notes and Other Notes
SPA Portfolio Notes: We have issued various financing arrangements collectively known as the SPA Portfolio Notes. These are categorized as follows: (i) Secured SPA Notes; (ii) 2023 Unsecured SPA Notes; (iii) Junior Secured SPA Notes; (iv) 2024 Unsecured SPA Notes (v) and 2025 March Unsecured SPA Notes. As of September 30, 2025, the SPA Portfolio Notes were in good standing.
Pursuant to the SPA Portfolio Notes commitments (collectively the “SPA Commitments”) (see Note 7, Notes Payable and Note 8, Related Party Transactions), we obtained commitments from several investors. As of September 30, 2025, the SPA Commitments totaled $739.0 million, of which $494.2 million was funded, $189.2 million expired unfunded, $55.6 million remained to be funded, and $52.7 million in principal was outstanding. As of September 30, 2025, Optional Commitments (including incremental warrants) under the SPA Commitments totaled $467.0 million, of which $100.4 million was funded, $317.1 million expired unfunded, $49.5 million remained to be funded, and $40.7 million was outstanding. The remaining amounts to be funded as of September 30, 2025 are subject to satisfaction of closing conditions, including minimum share price or minimum trade volume.
We may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional incremental convertible senior secured note purchasers under the SPA Commitments or other debt or equity financing in a timely manner, on acceptable terms, or at all.
Other Financing Arrangements and Related Party Notes: Additional financing is provided via convertible debt instruments, equipment financing arrangements, and related party notes that support our operations and capital expenditures. As of September 30, 2025, all notes were in good standing.
Standby Equity Purchase Agreement, At-The-Market Offering, and Equity Issuance Constraints
Standby Equity Purchase Agreement
On November 11, 2022, we entered into the SEPA, which expires in November 2025. Under the terms of the SEPA, we may, at our option, issue and sell from time to time up to $200.0 million (which can be increased up to $350.0 million in the aggregate at our option) of Class A Common Stock to Yorkville, subject to certain limitations. As of September 30, 2025, we had the right to issue and sell up to an additional $192.5 million, or $342.5 million if we exercise our option under the SEPA.
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
On September 29, 2025, we completed the consolidation of AIXC, a Nasdaq-listed life sciences company, as a variable interest entity. This transaction was executed as part of a strategic plan to use AIXC as a corporate platform for future non-automotive initiatives, including blockchain and digital asset ventures. AIXC’s historical life sciences operations were immaterial to our consolidated results for the period and are expected to wind down or be restructured in future periods.
The consolidation of AIXC did not materially improve our near-term liquidity position or alter its current working capital constraints. We expect to fund any new strategic initiatives executed through AIXC using external capital sources or asset reallocations, and no revenues were generated from these initiatives during the three or nine months ended September 30, 2025. While AIXC’s consolidation supports our long-term strategic flexibility, it does not alleviate the substantial doubt that remains regarding our ability to continue as a going concern for the next twelve months.
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
In addition, elevated U.S. import tariffs on electric vehicle components sourced from China could increase our future manufacturing costs as production of the FX Series and other future vehicle models are introduced. While tariffs did not materially impact cost of goods sold for the nine months ended September 30, 2025, due to limited production volume, continued reliance on China-based suppliers may contribute to higher input costs, pressure gross margins, and increase the Company's future funding needs.
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

Sources of Liquidity
As of September 30, 2025, our principal source of liquidity was cash on hand totaling $62.9 million, which was held for working capital and general corporate purposes. We also have access to various sources of additional capital, including the SEPA and the SPA Commitments. Our ability to access these sources of capital and further information on amounts available is discussed in Note 2, Liquidity and Capital Resources and Going Concern, of the notes to the Consolidated Financial Statements included in this Form 10-Q.
Significant Related Party Notes Payable and Notes Payable Facilities
We have been significantly funded by notes payable from related parties and third parties. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by our founder and Chief Product and User Ecosystem Officer (who, in April 2025, became Global Co-CEO). Effective August 13, 2025, during the pendency of the SEC investigation, Mr. Jia was temporarily excluded from oversight of the finance, legal, accounting, and public reporting functions. For more information on the outstanding related party notes payable and notes payable as well as the related schedules of maturities, see Note 7, Notes Payable, and Note 8, Related Party Transactions, of the notes to the Consolidated Financial Statements included in this Form 10-Q.
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
Third-Party Notes Payable (September 30, 2025)

(in thousands)	Contractual Maturity Date	Contractual Interest Rates			Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
2023 Unsecured SPA Notes	Various through August 2031	10%	-	15%	8,100	203	(810)	7,493
2024 Unsecured SPA Notes	Various through October 2030	10%			9,070	756	—	9,826
March 2025 Unsecured SPA Notes	Various dates in 2030	10%			16,188	3,503	(12,479)	7,212
Notes payable – China other	Due on Demand	—%			4,213	—	—	4,213
					$55,571	$3,991	$(13,289)	$46,273

Notes payable, current								$7,450
Notes payable, long-term portion								$38,823

Related Party Notes Payable (September 30, 2025)

(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
2025 March Unsecured SPA Notes	Various dates in 2030	10.0%	$1,272
Notes Payable — China	April 2027	18.0%	3,708
Notes Payable on Demand — China	Due on Demand	—%	421
FFGP Note	Various 2024	4.27%	—
Convertible FFGP Note	May 2024	4.27%	—
Other Notes	Due on Demand	12.0%	75
			$5,476

Related party notes payable, current			$2,940
Related party notes payable, long-term			$2,536

Cash Flow Analysis

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(79,171)	$(51,796)
Investing activities	$277	$(572)
Financing activities	$135,783	$55,685
Effect of exchange rate changes on cash and restricted cash	$(1,126)	$7
Operating Activities
We continue to experience negative operating cash flows as we advance the design and development of our vehicles and expand our infrastructure in both the United States and China. Our operating cash flows are significantly affected by fluctuations in working capital components, including changes in personnel expenses, accounts payable, accrued interest, other current liabilities, deposits, and current assets. For the nine months ended September 30, 2025, net cash used in operating activities was $79.2 million, compared to $51.8 million for the same period in 2024, reflecting a $27.4 million increase in cash outflows.
Net Loss: The reduction of $122.6 million in Net loss is an improvement in 2025 compared to the same period in 2024; however, this figure includes various non-cash transactions that are excluded when calculating cash flow from operating activities.
Non-cash adjustments: Non-cash adjustments decreased by $115.6 million for the nine months ended September 30, 2025 compared to the same period in 2024. This decrease was comprised of a $32.6 million reduction in Loss on settlement of notes payable, $11.3 million reduction Loss on settlement of related party notes payable, and a $7.8 million Change in fair value of notes payable, warrant liabilities, and derivative liabilities. These adjustments were partially offset by a $14.9 million decrease in Settlement on accrued research and development expenses a $14.4 million increase in Reserve on inventory and a $130.8 million increase in Asset impairment. As these adjustments do not represent actual cash changes, they are disclosed for reconciliation purposes consistent with the cash flow statement.
Changes in working capital: Changes in working capital increased by $19.8 million for the nine months ended September 30, 2025 compared to the same period in 2024. For the nine months ended September 30, 2025, changes in working capital included unfavorable shifts in our operating assets and liabilities. Notable contributors to the change were a $9.1 million change in Accounts payable balances, a $7.5 million change in Related party accrued interest expense, a $5.5 million change in Inventory, and a $2.7 million change in Operating lease liabilities. These were partially offset by a $10.1 million change in Accrued expenses and other current liabilities. While these figures are detailed in the cash flow statement, they underscore the critical role that effective working capital management has played in reducing our operating cash outflows. The reductions in cash outlays for working capital purposes result from our cost-saving and cash management measures.
Investing Activities
Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2025, compared to $0.6 million for the same period in 2024, reflecting an increase of $0.8 million. The higher use of cash was primarily attributable to a $8.8 million investment in AIXC, net of cash acquired. This outflow was partially offset by a $5.9 million increase in capital expenditures for property and equipment. The Company continues to manage through liquidity constraints; however, these strategic outlays contributed to the elevated level of investing activity during the period.
Financing Activities
Amid a challenging financing environment, we are actively seeking strategic opportunities to boost our cash reserves and support growth using a mix of convertible loans and non-convertible funding. For the nine months ended September 30, 2025, financing activities provided a net cash inflow of $135.8 million, compared to a net cash inflow of $55.7 million for the same period in 2024—an increase of $80.1 million. The improvement reflects the Company’s continued ability to secure financing despite a challenging capital markets environment. In 2025, proceeds from notes payable were $132.4 million, up by $78.4 million from $54.0 million in 2024. Our proceeds from related party notes payable increased to $4.7 million in 2025 from $3.1 million in 2024, an increase of $1.7 million. These proceeds were offset by payments of notes payable and other financing obligations, which totaled $4.5 million for the nine months ended September 30, 2025, compared to $0.1 million for the same period in 2024

Effect of Exchange Rate Changes on Cash and Restricted Cash
The exchange rates effect on cash and restricted cash was $1.1 million and zero for the nine months ended September 30, 2025 and 2024, respectively. The effects of exchange rate changes on cash and restricted cash result from fluctuations on the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Yuan. Fluctuations in exchange rates against the U.S. Dollar may positively or negatively affect our operating results.
Off-Balance Sheet Arrangements
We did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, we did not have any off-balance sheet arrangements as of September 30, 2025 and 2024.
Critical Accounting Estimates
The preparation of our Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025, and 2024, in accordance GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of expenses during the reporting period. Management bases these estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources.
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
As of the date of this report, there have been no major changes to our critical accounting estimates described in the Form 10-K that have had a material impact on our Unaudited Condensed Consolidated Financial Statements and related footnotes. The incremental addition to our critical accounting estimates is business combinations and goodwill. For further details, refer to Note 1, Nature of Business and Organization and Note 3, Business Acquisition.
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
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Global Co-CEO Matthias Aydt and CFO ( principal executive officer and principal financial and accounting officer, respectively) have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025, due to the material weaknesses in the Company’s internal control over financial reporting described below.
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
•The Company has added and will continue to add finance and accounting personnel, including hiring a Senior Manager of Risks and Internal Controls in Q2 2025. Reporting directly to the CFO, this role serves as the internal point of contact for ICFR remediation and collaborates with the consulting firm to design, remediate, and implement enhanced controls. During the third quarter of 2025, we continued executing this remediation plan, including design walkthroughs, control documentation, and implementation activities related to entity-level and process-specific controls;
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
•The Company adopted an Insider Investment Reporting Policy to strengthen internal oversight of related party transactions; and
•As permitted under SEC guidance, management has excluded the internal control structure of AIXC, which was consolidated on September 29, 2025, from its assessment of internal control over financial reporting. We intend to include AIXC in our ICFR scope once it has been part of the consolidated group for a full fiscal year.
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
Except for the changes described above, there have been no changes in internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is currently a party to various legal or governmental proceedings, the outcome of which, although currently uncertain, if determined adversely to us, could individually or in the aggregate have a material adverse effect on the Company’s business, financial condition, and results of operations. See the section titled “Legal Proceedings” in Note 12, Commitments and Contingencies included in the notes to the Company’s Unaudited Condensed Consolidated Financial Statements contained within this Form 10-Q for further discussion of its legal proceedings.
Item 1A. Risk Factors
Except as described below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025. The following additional risk factor should be considered in conjunction with the risk factors disclosed in the Form 10-K.
Risks Related to our Business and Industry
We, our founder and Global Co-Chief Executive Officer, and our Global President, have each received a Wells Notice from the SEC contemplating a civil enforcement action, which could have a material adverse effect on our business, financial condition, results of operations, prospects, reputation, and/or our stock price.
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
Risks Related to Investing in Cryptocurrency
The launch of central bank digital currencies (“CBDCs”) may adversely impact our business.
The introduction of a government-issued digital currency could eliminate or reduce the need or demand for private-sector issued crypto currencies, or significantly limit their utility. National governments around the world could introduce CBDCs, which could in turn limit the size of the market opportunity for cryptocurrencies.
If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.
Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the Investment Company Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.
Recently, we have begun focusing on pursuing opportunities to expand our portfolio into digital assets. Since we believe cryptocurrency is not an investment security, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the Investment Company Act.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the Investment Company Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of the Company’s total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of the Company’s net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.
Cryptocurrency, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we are to invest which are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. The SEC has requested information from a number of participants in the digital assets’ ecosystem, regarding the potential application of the Investment Company Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the Investment Company Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.
If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act — including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons — likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.
The cryptocurrency we hold is not insured and not subject to FDIC or SIPC protections.
Currently, the Company does not plan to insure the cryptocurrencies the Company will purchase in the future. Therefore, any loss that we may suffer with respect to our cryptocurrencies will not be covered by insurance and no person may be liable in damages for such loss, which could adversely affect our operations. The Company does not plan to hold the cryptocurrencies with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our cryptocurrency is not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

Impact of Rising International Political Tensions and Disruptions in Financial Markets on Our Business.

Rising international political tensions and disruptions in the financial markets and global economic conditions may adversely affect our business, operating results, and the value of our securities. Political tensions between the United States and China have escalated in recent years due to, among other factors, the trade war between the two countries that began in 2018, the imposition of U.S. sanctions on certain Chinese officials from China’s central government and the Hong Kong Special Administrative Region, the inclusion of Chinese entities and individuals on sanctions and other restrictive lists, the recently announced investment restrictions by the U.S. government, and the imposition of sanctions, export, and import restrictions by the Chinese government on certain U.S. persons.

The U.S. government has made statements and taken actions that may lead to potential changes to U.S. and international trade policies towards China. Unfavorable government policies on international trade, such as capital controls or tariffs, could affect the demand for our products and services, impact the competitive position of our products, or prevent us from selling products in certain countries. Furthermore, the application of tariffs or other trade barriers may significantly impact our ability to conduct business internationally, particularly with regard to the sale of electric vehicles (EVs), including battery electric vehicles (“BEVs”), in regions such as the U.S., where incentives and tax credits for BEVs may also be impacted by trade policy changes. On May 14, 2024, the U.S. government announced higher tariffs on steel and aluminum, semiconductors, electric vehicles, batteries, critical minerals, solar cells, ship-to-shore cranes and medical products. These higher tariffs were based on claims that China has engaged in unfair trade practices. The highest of these tariffs are applicable to electric vehicles, which will be subject to a tariff rate of 100% from August 1, 2024, an increase from the earlier rate of 25%. Recently, the Trump administration imposed a 25% tariff globally on all the automobiles and parts imported to the U.S., effective on April 4, 2025. On February 1, 2025, a 10% tariff was added on products imported from China. On March 4, 2025, tariff applicable to products made in China was increased to 20%. On April 2, 2025, an additional 34% tariff was imposed universally to Chinese-made products, which increased the applicable overall tariff to 54%. On April 9, 2025, in response to the retaliation tariff announced by China, the Trump administration further raised the additional tariff to 84%, and on the same day, a reciprocal duty of 125% was charged to products imported from China, and the final applicable tariff rate reaches 145%. On May 12, 2025, Chinese and the U.S. government came to an agreement to temporarily reduce reciprocal tariffs by 115% starting May 14, 2025. The effective tariff rate on products imported from China was reduced to 30%, while the Chinese tariff rate on American goods was reduced to 10%. On October 9, 2025, China added five rare-earth elements to its exportation control list, which requires an export license that foreign producers will have to apply for if they plan to export products that use even slight amounts of Chinese-origin rare-earth minerals. In response, on October 11, 2025, the Trump administration declared that a 100% tariff will be imposed on all importations from China, along with export controls on “any and all critical software from the U.S.” Recently, after a meeting between U.S. and Chinese governments, the restriction mentioned above was lifted and the Trump administration will halt plans for such 100% additional tariffs for one year. How the tariff war between the U.S. and China will develop is highly uncertain, and it is difficult for the Company to predict.

Additionally, on January 16, 2025, the Bureau of Industry and Security issued a final rule entitled “Securing the Information and Communications Technology and Services Supply Chain: Connected Vehicles” (the “Final Rule”), prohibiting certain transactions involving the sale or import of connected vehicles integrating specific hardware and software, or those components sold separately, with a sufficient nexus to China or Russia. The implementation details of the Final Rule remain under evaluation, the Final Rule may have a material adverse impact on our financial performance or business operations. Any new tariffs, import, export, or investment restrictions, or changes in existing trade agreements, particularly if the U.S. government escalates trade tensions or takes retaliatory measures, could negatively affect our business, financial condition, and results of operations.

Recent policy change on the tax benefit of purchasing an electric vehicle may negatively affect the Company’s operations.

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act (the "OBBBA"), was signed into law. The bill provides consumers with a tax deduction for the interest on loans for certain U.S.-assembled vehicles and eliminates federal Electric Vehicle ("EV") tax credits for vehicles purchased or leased after September 30, 2025. The termination of the EV tax credit, could have a material adverse effect on our business. Currently, the EV tax credit plays a significant role in encouraging consumer adoption of electric vehicles, which in turn drives demand for our products. The termination of the EV tax credit could reduce consumer purchasing power and slow the adoption of electric vehicles. A decline in demand could negatively impact our sales, revenue growth, and profitability. Additionally, such change to the EV tax credit could lead to increased competition or market uncertainty, as competitors may adjust their pricing and product offerings faster than us.

Jerry Wang, the President of FF, and Koti Meka, the Chief Financial Officer of FF, serve as the Co-Chief Executive Officer and the Chief Financial Officer of AIXC, respectively. Such appointment may cause them to devote less time to the Company.

On October 2, 2025, Jerry Wang, the President of FF and Koti Meka, the Chief Financial Officer of FF were appointed by AIXC to be the Co-Chief Executive Officer and the Chief Financial Officer of AIXC, respectively. As senior officers of both FF and AIXC, they may face challenges in fully dedicating their time, focus, and resources to our Company. This divided attention could lead to delays in decision-making, diminished strategic oversight, and a reduced ability to effectively address operational issues, thereby negatively impacting our business performance. Additionally, the potential for conflicts of interest may arise if the interests of the companies they manage are not fully aligned. These circumstances could result in compromised decision-making or actions that prioritize the interests of other companies over ours. Furthermore, the concentration of leadership responsibilities in a small group of individuals managing multiple companies may raise concerns about governance and succession planning, as it could limit the diversity of leadership perspectives and create risks in developing suitable successors. As a result, the ability of these officers to execute on our strategic objectives could be impaired, which may harm our financial performance, shareholder value, and long-term business stability.

Item 2. Unregistered Sales Of Equity Securities, Use Of Proceeds And Issuer Purchases Of Equity Securities
Unregistered Equity Issuance – SPA Portfolio Conversions
During the nine months ended September 30, 2025, the Company issued convertible promissory notes, related warrants and incremental warrants pursuant to various Securities Purchase Agreements. These instruments form the Company’s SPA Portfolio Notes financing program. As of September 30, 2025 the Company had received $6.3 million and $1.5 million in proceeds in advance of the fourth closing of the 2025 March Unsecured SPA Notes, and subsequent closing of the 2025 July Unsecured SPA Notes, respectively, which have not closed as of the issuance date of this report. The corresponding notes are reported as outstanding as of period end.
As of the date of this report, SPA Portfolio Notes and related warrants and Incremental Warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). These securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D and were sold exclusively to accredited investors in private placements without general solicitation or advertising.
The shares of Class A common stock issuable upon conversion of the outstanding 2023 Unsecured SPA Notes, incremental Junior Secured SPA Notes, incremental 2024 Unsecured SPA Notes and 2025 March Unsecured SPA Notes were partially registered for resale under effective registration statements. As of the date of this report, the shares issuable upon conversion of the 2025 July Unsecured SPA Notes and upon exercise of any warrants or Incremental Warrants issued in connection with the SPA Portfolio Notes program have not been registered for resale under an effective registration statement.
Unregistered Equity Issuance – Cooper Standard
In June 2025, the Company issued 423,333 shares of Class A Common Stock to Cooper Standard in settlement of 0.6 million of outstanding payables. The issuance was made pursuant to a private settlement agreement and was not registered under the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. No general solicitation or advertising was used in connection with the issuance.
Pursuant to the terms of the settlement agreement, if the Company failed to deliver shares that were registered, listed on Nasdaq, and freely tradeable, the share component of the settlement would instead become payable in cash. Because the shares issued to Cooper Standard did not meet these conditions, the Company is required to settle the obligation in cash and intends to cancel the previously issued shares. The 423,333 shares remain issued and outstanding as of the reporting date.
Unregistered Equity Issuance – Bitron Settlement
On August 15, 2025, Faraday Future entered into certain Settlement Agreement with Bitron, S.P.A. (“Bitron”) to resolve an outstanding arbitration award owed to Bitron, in connection with several purchase orders and invoices. Faraday Future agreed to pay a total of $0.3 million, of which $0.1 million shall be paid by cash, and the remainder shall be paid in the form of shares of the Company’s Class A Common Stock. In connection herewith, on the same day, the Company entered into a Share Issuance Agreement with Bitron, pursuant to which the Company agreed to repay $0.2 million in shares of Class A Common Stock to Bitron (such shares, the “Bitron Settlement Shares”). In October 2025, a total of 153,020 Bitron Settlement Shares were issued to Bitron.
Both issuances remain unregistered as of the date of this report.
Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During 2025, the following executive officer adopted a Rule 10b5-1 trading arrangement (as defined in Exchange Act Rule 10b5-1(c)), and all planned purchases under the arrangement were completed during the three months ended September 30, 2025:
•Mr. Yueting Jia, Global Co‑CEO, adopted a Rule 10b5‑1 trading plan on May 27, 2025, providing for the purchase of up to $560,000 of the Company’s Class A common stock. The planned purchase represents the after‑tax portion of a $1.2 million signing bonus awarded in April 2025 in connection with his appointment as Global Co‑CEO. This trading plan expires on August 25, 2026. In the aggregate, Mr. Jia purchased 263,500 shares of the Company’s common stock and thereby completing the purchase plan under Rule 10b5-1.
During 2025, the following executive officers adopted Rule 10b5-1 trading arrangements (as defined in Exchange Act Rule 10b5-1(c)). Each plan was terminated during the three months ended September 30, 2025 and is no longer in effect:
•Mr. Jerry Wang, President, adopted a Rule 10b5‑1 trading plan on May 27, 2025, providing for the purchase of up to $50,000 of the Company’s Class A common stock. This trading plan expires on August 22, 2026. Before this plan was cancelled on September 15, 2025 by the broker, Mr. Wang purchased 10,600 shares of the Company’s common stock under this trading plan.
•Mr. Koti Meka, Chief Financial Officer, adopted a Rule 10b5‑1 trading plan on June 12, 2025, providing for the purchase of up to $20,000 of the Company’s Class A common stock. This trading plan expires on September 15, 2026. Before this plan was cancelled on September 15, 2025 by the broker, Mr. Meka purchased no shares of the Company’s common stock under this plan.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibits	Incorporation by Reference
3.1	Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024.
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024.
3.3	Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 26, 2024.
3.4	Certificate of Elimination of Series A Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on August 1, 2024.
3.5	Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on August 1, 2024.
3.6	Fourth Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.2 to the Current Report on Form 8-K filed on August 15, 2024.
3.7	Amended and Restated Bylaws of the Company	Exhibit 3.2 to the Current Report on Form 8-K filed on June 16, 2023
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, dated January 22, 2025.	Exhibit 3.1 to the Current Report on Form 8-K filed on January 31, 2025
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on March 11, 2025
3.10	Certificate of Elimination of Series A Preferred Stock.	Exhibit 3.2 to the Current Report on Form 8-K filed on March 11, 2025
3.11	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K filed on March 24, 2025
3.12	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K filed on April 9, 2025
3.13	Certificate of Correction of Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on April 9, 2025
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, dated April 17, 2025	Exhibit 3.1 to the Current Report on Form 8-K filed on April 17, 2025
3.15	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on May 29, 2025
3.16	Certificate of Elimination of Series A Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on May 29, 2025
3.17	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K filed on August 8, 2025
3.18	Amendment No. 1 to Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on August 22, 2025
3.19	Eighth Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 25, 2025
3.20	Certificate of Elimination of Series A Preferred Stock of Faraday Future Intelligent Electric Inc.	Exhibit 3.2 to the Current Report on Form 8-K filed on September 25, 2025
4.1	Form of Common Warrant	Exhibit 4.1 to the Current Report on Form 8-K filed on March 24, 2025
4.2	Form of Incremental Warrant	Exhibit 4.2 to the Current Report on Form 8-K filed on March 24, 2025
4.3	Form of Unsecured Note	Exhibit 4.3 to the Current Report on Form 8-K filed on March 24, 2025
4.4	Form of Placement Agent Warrant	Exhibit 4.4 to the Current Report on Form 8-K filed on March 24, 2025
4.5	Form of Unsecured Note	Exhibit 4.1 to the Current Report on Form 8-K filed on July 16, 2025

Exhibit No.	Description of Exhibits	Incorporation by Reference
4.6	Form of Common Warrant	Exhibit 4.2 to the Current Report on Form 8-K filed on July 16, 2025
10.1	September Letter Agreement, dated January 28, 2025, by and between the Company and the purchasers party thereto.	Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2025
10.2	December Letter Agreement, dated January 28, 2025, by and between the Company and the purchasers party thereto.	Exhibit 10.2 to the Current Report on Form 8-K filed on January 31, 2025
10.3	Purchase Agreement dated January 28, 2025, by and between the Company and Matthias Aydt.	Exhibit 10.3 to the Current Report on Form 8-K filed on January 31, 2025
10.4	Securities Purchase Agreement, dated March 21, 2025, by and among Faraday Future	Exhibit 10.1 to the Current Report on Form 8-K filed on March 24, 2025
10.5	Offer Letter, dated March 24, 2025, by and between Faraday Future Intelligent Electric Inc. and Jiawei (Jerry) Wang	Exhibit 10.5 to the Form 10-Q filed on May 09, 2025
10.6	Placement Agency Agreement, dated March 21, 2025, by and between Faraday Future	Exhibit 10.2 to the Current Report on Form 8-K filed on March 24, 2025
10.7	Purchase Agreement dated April 17, 2025, by and between the Company and Matthias Aydt	Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2025
10.8	Offer Letter, dated April 23, 2025, by and between Faraday Future Intelligent Electric Inc. and Yueting Jia.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2025
10.9	Form of SPA Waiver	Exhibit 10.1 to the Current Report on Form 8-K filed on May 15, 2025
10.10	Securities Purchase Agreement, dated July 14, 2025, by and among Faraday Future Intelligent Electric Inc. and the parties thereto.	Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2025
10.11	Purchase Agreement Dated August 5, 2025, by and Between the Company and Matthias Aydt	Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2025
10.12	Form of Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on September 25, 2025
10.13	Lead Investor Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on September 25, 2025
10.14	Registration Rights Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on September 25, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit No.	Description of Exhibits	Incorporation by Reference
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Faraday Future Intelligent Electric Inc.

Date:	November 21, 2025	By:	/s/ Matthias Aydt
Matthias Aydt
Global Co-Chief Executive Officer
Principal Executive Officer

Date:	November 21, 2025	By:	/s/ Koti Meka
Koti Meka
Chief Financial Officer
Principal Financial and Accounting Officer