Form 10-K
period 2025-12-31
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2026-03-31
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-39395
Faraday Future Intelligent Electric Inc.
(Exact name of registrant as specified in its charter)

Delaware	3711	84-4720320
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial classification code number)	(I.R.S. Employer Identification Number)
1990 E. Grand Avenue El Segundo, CA		90245
(Address of Principal Executive Offices)		(Zip Code)
(424) 276-7616
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FFAI	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Class A Common Stock at an exercise price of $110,400.00 per share	FFAIW	The Nasdaq Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Based on the closing price as reported on the Nasdaq Stock Market, the aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 223,500,520. Shares of Common Stock held by each executive officer and director and by each stockholder of more than 10% of any class of voting equity securities of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 24, 2026, there were 248,764,702 shares of Class A Common Stock, $0.0001 par value, and 6,667 shares of Class B Common Stock, $0.0001 par value, issued and outstanding.

Item 1. Business
Unless the context indicates otherwise, references in this Annual Report on Form 10-K for the year ended December 31, 2025 (this “Form 10-K”) to “FFAI” or “FFIE” refer to Faraday Future Intelligent Electric Inc. (f/k/a Property Solutions Acquisition Corp.), a holding company incorporated in the State of Delaware, and not to its subsidiaries, and references herein to the “Company,” “we,” “us,” “our,” and similar terms refer to Faraday Future Intelligent Electric Inc. and its consolidated subsidiaries, a complete list of which is set forth in Exhibit 21.1 to this Form 10-K forms a part. The Company refers to our primary operating subsidiary in the U.S., Faraday&Future Inc., as “FF U.S.” The Company refers to all our subsidiaries organized in China (including Hong Kong) collectively as the “PRC Subsidiaries.” As of December 31, 2025, our only operating subsidiaries in mainland China and in Hong Kong are FF Automotive (China) Co. Ltd., Ruiyu Automotive (Beijing) Co., Ltd. and Shanghai Faran Automotive Technology Co., Ltd., each of which was organized in the PRC. References to “PSAC” refer to Property Solutions Acquisition Corp., a Delaware corporation, our predecessor company prior to the consummation of the Business Combination (as defined herein), and “Legacy FF” refers to FF Intelligent Mobility Global Holdings Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands, together with its consolidated subsidiaries, prior to the Business Combination. References to “PSAC” refer to Property Solutions Acquisition Corp., a Delaware corporation, our predecessor company prior to the consummation of the Business Combination (as defined herein), and “Legacy FF” refers to FF Intelligent Mobility Global Holdings Ltd., an exempted company with limited liability incorporated under the laws of the Cayman Islands, together with its consolidated subsidiaries, prior to the Business Combination. The discussion of the Company’s business and the electric vehicle industry below is qualified by, and should be read in conjunction with, the discussion of the risks related to Company’s business and industry detailed elsewhere in this Annual Report on Form 10-K.
Company Overview
Our Business Operations at a Glance

Faraday Future Intelligent Electric Inc. (the “Company”) is a California-based technology company focused on the design, engineering, and development of intelligent, connected electric vehicles and related artificial intelligence-enabled technologies. The Company’s primary business activities center on its AIEV platform, including the FF and FX vehicle series. As discussed below, the Company also holds a majority interest in AIxCrypto Holdings, Inc. (“AIXC”), an independent public company listed on Nasdaq under the symbol “AIXC,” whose business is focused on embodied AI infrastructure and blockchain infrastructure.
Headquartered in Gardena, California, the Company designs and engineers next-generation intelligent electric vehicles that integrate advanced software, connectivity, and user-centric technologies. The Company manufactures and assembles vehicles at its production facility in Hanford, California, known as FF aiFactory California, which supports vehicle assembly, paint operations for FF vehicles, final integration, and end-of-line testing.
In addition to its U.S. operations, the Company maintains engineering and operational capabilities in China. The Company is also in the process of establishing a vehicle assembly facility in the United Arab Emirates (“U.A.E.”) to support regional sales of FF and potentially FX vehicles and to expand its market presence in the Middle East.
Through AIXC, the Company has established a digital asset-related initiative focused on evaluating blockchain-based technologies and investment opportunities. AIXC’s activities currently include the development of digital platforms and infrastructure supporting the Company’s broader artificial intelligence and digital ecosystem strategy. The Company’s blockchain-related activities are presently limited in scope and are primarily development-focused.
In addition, AIXC holds a legacy biologics asset originating from prior operations, consisting of an early-stage oncology program. This asset is not part of AIXC’s core business and is maintained for potential strategic evaluation, including development or monetization opportunities, subject to market conditions and capital considerations.
The Company continues to evaluate emerging technologies and strategic initiatives that may complement its long-term objectives, while maintaining its primary focus on advancing its AIEV platform and related mobility solutions. During 2025, the Company began evaluating a robotics initiative as a potential extension of its broader embodied AI and intelligent mobility strategy. As of December 31, 2025, the robotics initiative remained preliminary and was not material to the Company’s business operations. The program progressed more substantially in 2026. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 9B. Other Information—Robotics Initiative” for additional information.
Corporate Structure, and Capital Markets
Faraday Future Intelligent Electric Inc. is a Delaware holding company that conducts substantially all of its operations through its subsidiaries. As a holding company with no material operations of its own, the Company depends on its subsidiaries to conduct its business activities, generate revenue, and manage day-to-day operations. Accordingly, holders of the Company’s Class A Common Stock and Class B Common Stock have equity interests solely in Faraday Future Intelligent Electric Inc., the parent entity, and do not have direct ownership interests in its operating subsidiaries.
The Company’s Class A Common Stock is listed on the Nasdaq Stock Market under the ticker symbol “FFAI” (formerly “FFIE”). The Company’s capital structure also includes Class B Common Stock, which provides enhanced voting rights to certain holders. This dual-class structure is intended to support long-term strategic decision-making and corporate stability while the Company continues to execute its multi-year development and commercialization plans.

As part of its broader capital markets and strategic framework, the Company has made an investment in AIxCrypto Holdings Inc. (“AIXC”), a majority-owned and consolidated subsidiary of the Company. AIXC is separately listed on the Nasdaq Stock Market under the ticker symbol “AIXC.” AIXC’s operations are consolidated into the Company’s financial statements in accordance with applicable accounting guidance.
The Company’s global operating strategy is designed to support its AIEV platform through geographically diversified engineering, manufacturing, and commercial capabilities. Core vehicle design, engineering, and manufacturing activities are primarily conducted in the United States, supported by additional engineering, supply chain, and operational functions in China. In addition, the Company is establishing an assembly presence in the United Arab Emirates to support regional vehicle sales and expand its international footprint.
This corporate structure is intended to support capital-efficient growth, maintain operational flexibility, and provide access to multiple capital markets while aligning organizational resources with evolving strategic priorities. The organizational structure and key operating entities are illustrated in the organizational chart below, followed by a summary of significant corporate and operational milestones
Organizational Chart
The organizational chart below shows the Company’s significant subsidiaries as of the date hereof:

Faraday Future Intelligent Electric Inc.
(US-DE)
NASDAQ: FFAI
55% shareholder on an as-converted basis as of 9/30/25
AIxCrypto Holdings, Inc.
(US-DE)
NASDAQ: AIXC
FF Intelligent Mobility Global Holdings Ltd. (Cayman)
Smart Technology Holdings Ltd. (Cayman)
LeSEE Auto Technology (Beijing) Co., Ltd.
FF Hong Kong Holding Limited (HK)
FF Europe GmbH (Germany)
Faraday Future Middle East FZ-LLC (UAE)
FF Inc. (US-CA)
Faraday Finance Inc. (US-DE)
Faraday Future EAI Robotics Inc. (US-CA)
Future AIHER AI Hybrid Extended-Range Electric Powertrain System Inc. (US-DE)
Faraday X aiEV Inc. (US-DE)
0.5263%
99.4737%
40%
FF Automotive (China) Co., Ltd.
FF Automotive (Hubei) Co., Ltd.
FF Automotive (Zhuhai) Co., Ltd.
Faraday & Future Netherlands B.V.
Faraday&Future Inc. (US-CA)
FF Manufacturing LLC (US-DE)
Eagle Prop Holdco LLC (US-DE)
FF Sales Americas, LLC (US-DE)
FF AI-Robotics Inc. (US-DE)
FX Sales North America LLC (US-DE)
GlobeX AI Hong Kong Holding Limited (HK)
99.8%
LeSEE Automotive (Beijing) Co., Ltd.
Ruiyu Automotive (Beijing) Co., Ltd.
Shanghai Faran Automotive Technology Co., Ltd.
Faraday SPE, LLC (US-CA)
FF Equipment LLC (US-DE)
FF ECO Sales Company, LLC (US-DE)
FF AI-Robotics Trading LLC (US-CA)
FF AI-Robotics ECO Sales LLC (US-CA)
FF AI-Robotics Limited (HK)
FX ECO Sales California LLC (US-DE)

* All ownership interests for the Operating Entities are 100% unless otherwise indicated.

International Operating Footprint
The Company’s operations are organized across multiple geographic regions to support its vehicle development, manufacturing, assembly, and commercialization activities. The Company maintains core operations in the United States and China, which together represent its primary operating markets. In addition, the Company has established an operational presence in the United Arab Emirates (“U.A.E.”). While the U.A.E. facility is not yet fully operational, it is intended to support regional vehicle assembly and sales activities and expand the Company’s international footprint. The sections below describe the Company’s operations in the United States, China, and the U.A.E.

U.S. Operations
The Company’s primary U.S. operating subsidiary, FF U.S., was incorporated in the State of California in May 2014. Since its founding, the Company has focused on designing and engineering next-generation intelligent, connected, and electric vehicles, including the FF Series and the FX Series.
To further develop its business and facilitate international investments, the Company established a Cayman Islands holding company structure. Smart Technology Holdings Ltd. (formerly known as FFIE Global Holdings Ltd.) was incorporated on May 23, 2014, in the Cayman Islands, and directly or indirectly controlled 100% of the shareholding of all operating subsidiaries within the corporate group.
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
China Operations and PRC Subsidiaries
The Company has historically pursued a dual-home market strategy intended to leverage both the U.S. and Chinese automotive industries. The Company has sought to combine U.S.-based technological innovation and vehicle development with China’s supply chain and production capabilities to support its long-term strategic objectives. The Company also continues to evaluate opportunities in China, including potential joint ventures and other strategic partnerships with local OEMs and suppliers.
To facilitate its historical and ongoing activities in China, the Company conducts business in the region through a holding company structure, with FF Hong Kong Holding Limited serving as the primary holding company for the PRC Subsidiaries. As part of this structure, FF Automotive (China) Co., Ltd. was established as a wholly foreign-owned entity (“WFOE”) in March 2017. As of December 31, 2025, LeSee Automotive (Beijing) Co., Ltd. (“LeSee Beijing”) was 99% owned by the WFOE. Historically, the Company conducted its China-based operations through LeSee Beijing, which was incorporated in July 2014; however, LeSee Beijing currently has no active operations.
The Company refers to its subsidiaries organized in China, including Hong Kong, collectively as the “PRC Subsidiaries.” As of December 31, 2025, the Company’s operating subsidiaries in China were limited to the following entities:
•FF Automotive (China) Co., Ltd.
•Ruiyu Automotive (Beijing) Co., Ltd.
•Shanghai Faran Automotive Technology Co., Ltd.
For a hierarchical overview of the Company’s corporate structure, refer to the Organizational Chart subsection above. A complete list of the Company’s subsidiaries is provided in Exhibit 21.1 to this Annual Report on Form 10-K.
U.A.E. Operations and U.A.E. Subsidiaries
The Company has begun establishing an operational presence in the Middle East as part of its broader international market expansion strategy. The Company believes the region presents an opportunity supported by demand for advanced mobility technologies, luxury electric vehicles, and government initiatives promoting innovation, smart mobility, and sustainable transportation.

To support its Middle East activities, the Company conducts business in the region through Faraday Future Middle East FZ-LLC, a wholly owned subsidiary established in the United Arab Emirates. This entity serves as the Company’s primary operating platform for regional business development, strategic partnerships, and related operational activities in the Middle East.
Through Faraday Future Middle East FZ-LLC, the Company has initiated activities related to regional market development, ecosystem partnerships, and operational infrastructure intended to support its longer-term presence in the region. These activities include engagement with local government entities, participation in industry events, and early-stage development of regional operational capabilities.
In addition, the Company has initiated early-stage activities in Ras Al Khaimah, United Arab Emirates, including preparation for localized assembly capabilities and coordination of supply chain logistics to support pilot production and vehicle operations in the region.
As of December 31, 2025, the Company’s primary operating subsidiary in the Middle East was Faraday Future Middle East FZ-LLC.
The Company continues to evaluate opportunities to expand its presence in the Middle East through strategic partnerships, localized manufacturing capabilities, and broader collaboration across the mobility, energy, and technology sectors.
AIEV Milestones
Significant milestones in the Company’s historical development and commercialization of the Company’s electric vehicles include the following:
•In 2015, the Company completed its first test mule, an early-stage development vehicle used to evaluate core systems and components, followed by a fully developed beta prototype electric vehicle in August 2016.
•In January 2016, the Company debuted the FFZERO1 at the 2016 Consumer Electronics Show (“CES”) and obtained a U.S. patent for its proprietary power inverter, the “FF Echelon Inverter.” In November 2016, the Company obtained an autonomous vehicle testing permit issued by the State of California, which allowed the Company to test self-driving vehicles on public roads with a safety driver present.
•In January 2017, the Company unveiled FF 91, its luxury electric crossover vehicle, at CES 2017. In 2017, the FF 91 beta prototype set a production-electric vehicle record at the Pikes Peak International Hill Climb, with a time of 11 minutes and 25.083 seconds.
•In August 2018, the Company completed its first pre-production build of FF 91 at the FF aiFactory California manufacturing facility in Hanford, California.
•In January 2021, the Company entered into a definitive agreement for a business combination with Property Solutions Acquisition Corp. (“PSAC”).
•In July 2021, the Company completed its merger with PSAC and changed its name to Faraday Future Intelligent Electric Inc. The Company’s Class A Common Stock and Public Warrants began trading on the Nasdaq Stock Market on July 22, 2021.
•In September 2021, the Company completed the installation of pilot equipment in the pre-production build area of its FF aiFactory California manufacturing facility in Hanford, California.
•In March 2023, the Company started production of the FF 91 vehicle.
•In November 2023, the Company announced its entry into the Middle East market, including strategic cooperation agreements with Master Investment Group and Siraj Holding LLC, and introduced the FF 91 2.0 Futurist aiFalcon Limited Edition for that region.
•In July 2024, the Company introduced its Bridge Strategy, a two-brand approach under which the Faraday Future brand focuses on the luxury EV market and the Faraday X brand targets the mass market segment, leveraging the Company’s existing technology and platform to expand its product lineup and market reach.
•In November 2024, the Company’s wholly owned subsidiary, Faraday X AIEV Inc., entered into definitive agreements with OEMs to support the development, testing, regulatory compliance, supply chain management, and production planning of future FX models.
•In July 2025, the Company held the global initial launch event for the FX Super One.
•In October 2025, the Company launched the FX Super One in the United Arab Emirates.

•In December 2025, the first FX Super One pre-production vehicle rolled off the line at the Company’s FF aiFactory California manufacturing facility.
Industry Overview and Market Opportunity
The Company operates across multiple technology-driven areas. The following sections provide an overview of the relevant industry environments and market conditions.
Electric Vehicle Industry Overview and Market Trends
The global electric vehicle market continues to develop, although adoption trends vary significantly by region. China remains the largest and most advanced market for electrified vehicles, supported by manufacturing scale, a competitive supplier base, rapid product development, and broad consumer adoption. Europe continues to progress toward greater electrification, although adoption rates vary across markets and remain influenced by affordability, infrastructure, and regulatory developments. In the United States, EV adoption is continuing at a more gradual pace, with market growth influenced by product positioning, customer demand, charging availability, and broader market conditions.
The Company believes these market conditions support its strategic focus on the U.S. and China markets. China remains significant due to its scale, supply chain depth, and pace of EV adoption, while the U.S. remains an important market for premium and intelligent electric vehicles despite a more gradual mass-market transition. The Company believes that its dual-home market strategy, together with its technology platform, intellectual property portfolio, and focus on product design, driving performance, and user experience, positions it to pursue opportunities in the evolving global EV market. The Company also believes its vehicle engineering capabilities and technology portfolio may support future licensing arrangements and other strategic partnerships.
Key Factors Influencing EV Market Adoption
The EV market continues to be influenced by a combination of consumer demand, affordability, charging infrastructure, vehicle range, product-market fit, and regulatory conditions. The Company believes these factors will continue to influence the pace and pattern of EV adoption across passenger vehicle and related mobility segments.
•Consumer Demand, Affordability, and Product-Market Fit
Consumer adoption of electric vehicles is increasingly influenced by affordability and product-market fit. In the United States, entry-level BEV buyers remain underserved, while premium vehicle categories have become increasingly crowded. In Europe, affordability continues to be an important factor, particularly as direct purchase incentives have been reduced in certain markets. In China, intense competition, a focus on affordable, high-quality vehicles, and strong product-market fit have supported broader EV adoption. Consumer survey data also indicates that more than one-third of respondents across China, the European Union, and the United States intend to purchase a BEV, suggesting continued demand where customer expectations for price and performance are met.
•Charging Infrastructure, Range Considerations, and Ownership Experience
Charging availability, range considerations, recharge time, and total cost of ownership remain important factors in EV adoption. Consumers continue to evaluate electric vehicles based not only on purchase price, but also on the convenience and reliability of charging, expected driving range, and overall ownership experience. In some regions, infrastructure limitations and range-related concerns have contributed to slower adoption, while in others, stronger charging networks and broader consumer familiarity with electrified vehicles have supported market growth. The Company believes that improvements in charging infrastructure, battery performance, and vehicle efficiency will remain important to broader EV adoption.
•Regulatory and Policy Environment
Government policy and regulation continue to affect EV adoption globally, although the impact varies by region. In some markets, policy support, incentives, emissions regulations, and infrastructure investment have contributed to faster EV adoption and industry development. In other markets, evolving policy conditions and changes to incentive programs have contributed to more gradual adoption trends. The Company believes that regulatory developments, together with industrial policy, charging infrastructure investment, and broader market conditions, will continue to influence the competitive landscape for electric vehicles.

•Growth of Shared Mobility and Mobility-as-a-Service
The mobility market continues to evolve as consumers increasingly consider alternatives to private vehicle ownership, including ride-hailing, car-sharing, and other mobility-as-a-service offerings. The Company believes that growth in shared mobility may continue to influence vehicle demand patterns, particularly in urban markets where convenience, utilization, and total cost of use are important considerations. Higher-utilization fleet applications may also be favorable to electrification over time, as electric vehicles can offer operating cost and efficiency advantages in certain use cases. At the same time, increased adoption of shared mobility services could partially offset growth in demand for privately owned passenger vehicles in some markets.
Technology
The Company develops technology for its electric vehicles, with a focus on vehicle architecture, propulsion systems, autonomous driving readiness, connectivity, and user experience. The Company’s technology is intended to support vehicle performance, software-enabled functionality, and an intelligent mobility ecosystem. The Company has developed a proprietary platform architecture, referred to as the Variable Platform Architecture (“VPA”), advanced propulsion systems, and a proprietary intelligent computing ecosystem referred to as Internet, Autonomous Driving, and Intelligence (“I.A.I.”) systems, to support its electric vehicle lineup. These technologies are intended to enable scalable product development, drivetrain performance, software integration, and personalized user interactions. The Company continues to advance its technology through ongoing system development, over-the-air (“OTA”) updates, and expansion of its intellectual property portfolio.
The VPA is a modular skateboard-like platform that can be configured to accommodate various motor and powertrain configurations, enabling product development for both passenger and commercial vehicle segments. The Company’s propulsion system includes a proprietary inverter design intended to support electric drivetrain performance. The Company’s I.A.I. technology is designed to support high-performance computing, high-speed internet connectivity, OTA update capabilities, an open ecosystem for third-party application integration, and an autonomous driving-ready system, together with other features intended to enhance the user experience.
The following sections describe the key technologies used in the Company’s vehicles.
FF aiHyper 6x4 Architecture 2.0
The FF aiHyper 6x4 Architecture 2.0 is the Company’s advanced technology framework that integrates six technology platforms with four technology systems. This architecture is central to the design and functionality of the FF 91 2.0 series vehicles.
Six Technology Platforms:
•FF OpenApp: An open application platform that allows for the integration of various apps and services, designed to support integration of apps and service.
•FF aiOS 2: The second generation of the Company's operating system, designed to manage vehicle functions and user interactions.
•FF aiHW 2.0: Advanced hardware components that support the vehicle's AI capabilities and overall performance hardware components designed to support the vehicle’s computing and related system functions.
•FF Mechanical: The mechanical systems that form the physical foundation of the vehicle designed to support data storage, processing, and connectivity features.
•FF Cloud: A cloud-based platform that enables data storage, processing, and connectivity features for the vehicle.
•FF AI: Artificial intelligence systems that learn user habits, enabling continuous improvement and personalized experiences designed to support adaptive and personalized user interactions.
Four Technology Systems:
•Magic All-In-One: A system that combines various vehicle control functions to provide a seamless driving experience.
•Hyper Multi-Vectoring: An integrated system that manages propulsion, steering, and braking to enhance vehicle agility and control designed to coordinate propulsion, steering, and braking functions.
•3rd aiSpace: An intelligent space within the vehicle that offers personalized services and entertainment options an in-vehicle environment designed to support personalized services and entertainment features.
•FF aiDriving: An AI-driven system that supports advanced driver-assistance features.

By combining these platforms and systems, the FF aiHyper 6x4 Architecture 2.0 is intended to support the vehicle’s performance, connectivity, and user experience.
Propulsion Technology
The Company has designed an integrated set of powertrain systems ideally suited for the Company’s modular VPA, which has been upgraded to PT Gen 2.0 to further enhance performance. The Company believes its proprietary and patented designed electric powertrain provides a competitive edge in horsepower, efficiency, and acceleration performance.
•FF Echelon Inverter
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
•Integrated Electric Motor Drive Units
The Company designs its own electric motor drive units (including gearbox). The electric drive units are fully integrated with the inverter, transmission, and control unit to create a compact and efficient design. The Company designed drive units have low noise and vibration that can greatly improve driving experience. Depending on the power requirements of each model, the motors can be utilized individually or in two or three motor configurations. The FF vehicles, equipped with three integrated electric drive units (each is designed to deliver up to 350 horsepower), is expected to deliver 1,050 horsepower and 12,510 Newton meters (“Nm”) of torque. The Company believes its electric drive unit design is ahead of many of its competitors in terms of performance because of its proprietary, advanced packaging, stator-rotor design, and unique inverter layout.
•AI-Powered Hybrid Extended-Range Systems (AIHER)
Launched in March 2025, Future AIHER is an initiative focused on the design, development, and potential commercialization of AI-driven range extender systems for extended-range electric vehicles (“EREVs”). The initiative includes two contemplated product concepts: an AI hybrid extended-range system and an AI extended-range system. These systems are intended to combine elements of traditional hybrid and range-extended architectures, with a primary focus on range extension and supporting hybrid-drive functionality, to enhance energy management and system integration.
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
Intellectual Property
As described above, the Company has developed a suite of technologies that underpin its electric vehicle architecture, propulsion systems, autonomous driving capabilities, and user experience innovations. Many of these proprietary advancements are protected by patents, and other intellectual property rights. The Company’s commitment to technological innovation is reflected in its growing intellectual property portfolio, which includes patents and patent applications relating to key areas such as UI/UX, powertrain, ADAS, vehicle body, and software-hardware integration.

The Company has significant capabilities in vehicle engineering, development, and design, with a strong portfolio of proprietary systems and technologies. As of December 31, 2025, the Company had been granted approximately 656 patents, covering a broad range of innovations. Of these, approximately one-third were issued in the U.S., nearly two-thirds in China, and the remainder in other jurisdictions. These patents are held across multiple the Company entities, including FFAI, FF U.S., FF Automotive (China) Co., Ltd., Leka Automotive Intelligent Technology (Beijing) Co., Ltd., and LeEco Eco-Car (Zhejiang) Co., Ltd.
The Company’s patented technology spans UI/UX, powertrain, ADAS, vehicle body, hardware/software platforms, and chassis. Key patents include the inverter assembly, integrated drive and motor assemblies, methods and apparatus for generating current commands for an interior permanent magnet (“IPM”) motor,and seamless vehicle access systems. The Company plans to continue filing new patent applications to expand and protect its intellectual property portfolio.
In addition, the Company has disclosed patent applications relating to its AI-powered hybrid extended-range systems initiative, including an application involving deep reinforcement learning techniques intended to support dynamic energy management in hybrid systems, as well as applications involving structural designs intended to simplify certain plug-in hybrid system architectures. The Company’s current strategy for this initiative includes evaluation of potential near-term use of third-party range extender technology in planned FX vehicles, as well as longer-term development of proprietary AI-driven range extender solutions. These activities remain subject to further development, technical validation, financing, and commercialization planning.
The Company’s core patents are expected to remain in effect until 2035 or later, supporting its long-term position in EV innovation.

FF and FX Brands
The Company’s flagship FF 91 and F 92 series are intended to define the FF brand DNA and represent the Company’s ultimate AI-luxury positioning. At the high end of the FF product lineup, the “Futurist Alliance” configurations are designed to emphasize the Company’s core brand attributes, including design, driving experience, interior comfort, connectivity, and a personalized, connected user experience for drivers and passengers.
The FX brand is intended to broaden the Company’s reach into higher-volume segments through planned models, including the FX 4, FX 6, and FX Super One, which the Company describes as a “First Class AI-MPV.” The Company expects these planned FX models to include a mix of battery-electric and range-extended powertrain configurations and to expand its product portfolio beyond the ultra-luxury segment.
Production Models
The Company’s current vehicle lineup consists of two models that are in production or pre-production and are intended to address the ultra-luxury and premium multi-purpose vehicle segments.
FF 91
The FF 91 series represents the Company’s first production vehicle and serves as the flagship model of the FF brand. The FF 91 is positioned as an ultra-luxury, AI-enhanced electric vehicle in the E-segment / Executive Full-Size or F-segment / Full-Size luxury category and is designed to deliver high performance, advanced technology integration, and a premium passenger experience.
The FF 91 is built on the Company’s proprietary Variable Platform Architecture (“VPA”), which integrates the battery system, electric drive units, and inverter into a unified platform. In its top Futurist Alliance configuration, the FF 91 features a tri-motor all-wheel-drive system consisting of one front motor and two rear motors. This configuration is designed to produce up to 1,050 horsepower and approximately 12,510 Nm of torque and to enable torque vectoring at the rear axle to support vehicle dynamics, stability, and traction. The FF 91 Futurist Alliance is designed to accelerate from 0 to 60 miles per hour in approximately 2.27 seconds.
Connectivity is enabled through the Company’s Super Mobile AP system, which includes up to three 5G modems to support high-throughput data connectivity and network coverage. The artificial intelligence system utilizes FFID facial recognition technology to load personalized user profiles automatically, allowing preferences to transfer across seats and between vehicles. Planned post-production features include individualized sound zones and rear “zero-gravity” seating with extended legroom and recline functionality.
As a limited-edition model, the FF 91 2.0 Futurist Alliance currently has a manufacturer’s suggested retail price of approximately $309,000. Since the commencement of deliveries in August 2023, the Company has delivered a limited number of FF 91 vehicles.
FX Super One
The FX Super One series is the first multi-purpose vehicle (“MPV”) under the FX brand. It is positioned as a premium, AI-enhanced MPV designed to serve a range of mobility, business, and lifestyle use cases, including executive transportation, family travel, and leisure applications. The vehicle is designed to offer a spacious interior with multiple rows of seating, ambient lighting, and integrated entertainment systems.
The FX Super One is planned to be offered with two powertrain configurations: a battery electric vehicle (“BEV”) version and an AI hybrid extended-range configuration. The vehicle is also expected to be equipped with an all-wheel-drive system. The Company announced that pre-production of the FX Super One began at its Hanford, California manufacturing facility in December 2025.
The Company has outlined a phased delivery strategy for the FX Super One in the United States, with initial deliveries expected to begin in the second quarter of 2026, followed by a gradual ramp-up toward broader consumer availability in late 2026 or early 2027, subject to regulatory approvals, production readiness, and market conditions.
The FX Super One incorporates the Company’s Super EAI F.A.C.E. System, an AI-enabled front communication interface designed to support multimodal interaction, including voice, gesture, and touch inputs. The system is intended to support user interaction and vehicle connectivity.

The FX Super One is positioned within the premium MPV segment.
Pipeline Products
In addition to the FF 91 series and the FX Super One, the Company is developing additional vehicle models under the FX brand as part of its product pipeline.
FF 92
The Company’s updated master plan includes research and development for the next-generation FF 92. The FF 92 is intended to succeed the FF 91 series and further develop the Company’s AI and EV technology platform. Detailed specifications and timing have not yet been publicly disclosed.
FX 4
The FX 4 is envisioned as an AI-enhanced midsize sport utility vehicle intended to expand the Company’s presence in a broader vehicle segment. The Company expects the FX 4 to be priced between $30,000 and $45,000 and to be offered with both range-extended and battery-electric powertrain options. The FX 4 is intended to compete in a segment that includes vehicles such as the Toyota RAV4, Honda CR-V, Toyota bZ4X, Hyundai Ioniq 5, and Nissan Leaf. Additional details regarding specifications and launch timing have not yet been publicly announced.
FX 6
The FX 6 is envisioned as a family-oriented, AI-enhanced electric vehicle designed to incorporate premium design, safety features, and smart cabin and AI technologies. The Company expects the FX 6 to be priced between $30,000 and $50,000 and, like the FX 4, to be offered with both range-extended and battery-electric powertrain options. The FX 6 is intended to compete in a segment that includes vehicles such as the Toyota bZ4X, Hyundai Ioniq 5, Kia EV6, and Ford Mustang Mach-E. Additional details regarding specifications and launch timing have not yet been publicly disclosed.
Manufacturing and Distribution Strategies
Manufacturing and Assembly Strategy and Facilities
To implement a capital-light business model, the Company has adopted a hybrid manufacturing strategy centered on its manufacturing facility in Hanford, California, together with planned assembly activities in the United Arab Emirates (“U.A.E.”). In addition to its U.S. operations, the Company has established Faraday Future Middle East FZ-LLC to support assembly and sales expansion in the Middle East region. Through an agreement with the Ras Al Khaimah Economic Zone (“RAKEZ”), the Company plans to lease a facility of approximately 108,000 square feet in the U.A.E. This expansion is intended to support the Company’s “third pole” strategy, complementing its dual-home markets of the United States and China.
The Company currently builds its FF 91 series vehicles at FF aiFactory California, its manufacturing facility located in Hanford, California. The facility consists of approximately 1.1 million square feet and, based on the current build-out plan, is expected to have an estimated annual production capacity of approximately 30,000 vehicles. FF aiFactory California supports key manufacturing operations, including body assembly, paint operations, final vehicle assembly, and end-of-line testing for the FF 91. The Company also plans to assemble the FX Super One and future FX series vehicles at FF aiFactory California, leveraging the facility’s existing infrastructure.
The Company intends for its vehicle engineering, purchasing, manufacturing, quality, and sales teams to work together across the value chain to improve coordination between design and production and to support quality assurance and product improvements. In addition, the Company plans to utilize virtual manufacturing simulation methods to validate operations and optimize manufacturing processes.
Suppliers
The Company has established a global supply chain and works with suppliers across North America, Europe, and Asia to source systems, components, raw materials, parts, manufacturing equipment, and essential services. The Company has onboarded suppliers for FF 91 components to support production activities.
In November 2024, the Company, through its subsidiary Faraday X, entered into definitive agreements with OEMs in Asia to support development, testing, regulatory compliance, supply chain management, and production planning for future FX models. For additional information regarding certain key agreements, see the Key Agreements and Partnerships  subsection below.
Subsequent to December 31, 2025, the Company entered into an executed agreement with a third-party automotive partner relating to certain engineering, testing, certification, supply chain, and related development activities for the FX Super One. Because this arrangement was entered into after year end, it did not form part of the Company’s supplier arrangements as of December 31, 2025.
Distribution Model
The Company launched its first passenger vehicles in the United States in 2023. The Company plans to utilize a direct sales model integrating online and offline sales channels to support vehicle sales and user operations, including activities involving customers, drivers, and passengers of FF series vehicles. The Company also plans to work with partners through a co-creation and ecosystem-based sales model intended to support an asset-light approach to sales and distribution.
The Company’s offline sales are planned to be conducted through partner-owned stores and showrooms. The Company believes this approach may support expansion of its sales and distribution network without substantial capital investment.
Co-Creation Program
The Company seeks to establish a direct and reciprocal relationship with its user base as part of its efforts to strengthen brand awareness and obtain product feedback. On August 12, 2023, the Company delivered the first FF 91 2.0 Futurist Alliance. Since then, the Company has continued to engage with Co-Creators, whose feedback is intended to help inform the refinement of vehicle features and functionality.
Partner Ecosystem Model
The Company plans to work with partners through a co-creation and ecosystem-based sales model intended to support an asset-light approach to sales and distribution. Under this model, partners may participate in vehicle sales, user operations, and related ecosystem activities. The Company believes this approach may support broader market reach and channel development without requiring a traditional inventory-heavy retail model.
Other Sales and Service Capabilities
To complement the Company’s brand-building efforts, its sales team has been building out its sales and service capabilities. Recent developments include the following:
•Leasing Program: In collaboration with Luxury Lease Partners, the Company has launched a leasing program for FF 91 2.0 Futurist Alliance owners.
•Bureau of Automotive Repair License: The Company holds a license from the California Bureau of Automotive Repair.
•Home Charging Installation Program: In collaboration with Qmerit Electrification, the Company has launched a home charging installation program. The Company’s home charger supports up to 19.2 kW and is a Wi-Fi-connected smart charger compatible with most electric vehicles.
•Public Charging Program: The Company has also launched a public charging program. Each FF 91 2.0 Futurist Alliance owner is eligible for $1,000 of charging credits that may be used across major U.S. EV charging networks.
Sales, Delivery, and Servicing of Vehicle
Purchase transactions are expected to be processed online through the Company’s website or mobile applications. Company partners are expected to support the sales process, including demonstration drives and the provision of vehicle information, and to receive compensation based on a revenue-sharing model, territory, and/or services performed. Users accessing FF.com may purchase vehicles online and may choose the closest partner-owned experience center or showroom for support. Customers visiting a partner-owned experience center are expected to be supported by staff and directed to FF.com for purchase transactions. The Company believes that, as users become more familiar with its vehicles, a greater portion of the sales process may be completed online. The Company expects this approach may increase the efficiency of its partner-operated experience centers. Because the Company expects to oversee vehicle delivery, both Company stores and partner-owned experience centers and showrooms are expected to operate in an asset-light manner.

Partner-owned experience centers and showrooms are expected to serve as a primary network for servicing the Company’s vehicles, including repair, maintenance, and bodywork services. The Company also expects to contract with select third-party service centers to support geographic coverage and to deploy mobile service vans based on user demand. To support expansion of its service capabilities, FF Eco Sales Company, LLC, the Company’s sales subsidiary, has engaged Somit Solutions (“KPIT”) to assist with development of systems supporting after-sales activities, including repair orders, warranty administration, parts catalog management, and repair manuals. In addition, the Company plans to engage a national automotive services provider to support certain after-sales activities, including shipping logistics and access to a service center network. The Company also plans to utilize a connected remote service platform. For additional information regarding certain key agreements, see the Key Agreements and Partnerships subsection below.
Competitive Strengths
The Company believes that its products, technology, team, and business model provide differentiated capabilities. The Company believes its competitive strengths include the following:
•VPA Platform: A flexible EV platform designed to support vehicle development and reduce development time and costs.
•Propulsion System: Proprietary inverter technology and integrated drive units designed to support efficiency, torque control, and vehicle performance.
•I.A.I. Technology: High-performance computing, driver-assistance functionality, and cloud connectivity designed to support the user experience.
•Intellectual Property Portfolio: Proprietary technologies and related intellectual property in areas including battery technology, powertrain, software, and user interface design.
•Experienced Leadership: A management team with experience in the automotive, technology, and internet sectors.
•Co-Creation Model: A user-driven approach that fosters engagement, brand loyalty, and product evolution based on real-world input.
•Partner Ecosystem Model: A partner-based sales and distribution approach intended to support an asset-light operating model and broader market reach.
VPA Platform
The Company’s proprietary Variable Platform Architecture (“VPA”) is a skateboard-like platform that incorporates the critical components of an electric vehicle and can be configured to accommodate various motor and powertrain configurations. This flexible, modular design is intended to support a range of consumer and commercial vehicles and facilitate development of multiple vehicle programs in a cost- and time-efficient manner.
Propulsion System
The Company’s propulsion system includes a proprietary inverter design and proprietary drive propulsion system. The proprietary FF Echelon Inverter is designed to drive a large amount of current in a compact space using parallel Insulated Gate Bipolar Transistors (“IGBTs”), supporting low inverter losses and high efficiency. The propulsion system is also designed to provide torque accuracy and fast transient response. The electric motor drive units are integrated with the inverter, transmission, and motor to support packaging efficiency and overall system design.
The Company’s integrated powertrain is designed to support horsepower, efficiency, and acceleration performance. The FF 91 has received an EPA-estimated range of 381 miles on a single charge, and the Company has reported internally measured acceleration of 2.27 seconds from 0 to 60 miles per hour.
Internet, Autonomous Driving, and Intelligence (“I.A.I”) System
The Company’s I.A.I. technology is designed to support high-performance computing, high-speed internet connectivity, OTA updates, an open ecosystem for third-party application integration, and an autonomous driving-ready system, together with other proprietary features intended to support a personalized user experience. The FF 91 series features a dual systems-on-a-chip (“SoC”) computing platform for in-vehicle infotainment, an NVIDIA-based autonomous driving hardware platform, and a high-speed connectivity system capable of supporting up to three simultaneous 5G connections. Together, these systems are designed to support a voice-first user experience, cloud connectivity, and highway autonomous driving-ready functionality.
The I.A.I. system is built on an enhanced Android Automotive code base and is updated with each release of Google’s platform.

The Company’s vehicles use the proprietary FFID unique identifier to support personalized content, applications, and user experiences. FFID is intended to provide a consistent user profile across the FF ecosystem as the user moves from one seat to another or from one vehicle to another.
Intellectual Property Portfolio
The Company has capabilities in vehicle engineering, vehicle design and development, as well as software, internet, and artificial intelligence. The Company has also developed proprietary processes, systems, and technologies across these areas. The Company’s research and development efforts have resulted in an intellectual property portfolio covering battery, powertrain, software, user interface design and user experience design (“UI/UX”), and advanced driver-assistance systems, among other areas.
Representative proprietary technologies include inverter designs integrated into electric drive units, keyless entry technology, gesture controls, and driver-assistance-related technologies. The Company believes its intellectual property portfolio may support differentiation from competitors and product development across future vehicle programs.
In addition, the Company has disclosed patent applications relating to its AI-powered hybrid extended-range systems initiative, including an application involving deep reinforcement learning techniques intended to support dynamic energy management in hybrid systems, as well as applications involving structural designs intended to simplify certain plug-in hybrid system architectures.
Key patents include the Company’s inverter assembly, integrated drive and motor assemblies, methods and apparatus for generating current commands for an interior permanent magnet (“IPM”) motor, and keyless vehicle entry system. These key patents will expire in 2035 or 2036.
Experienced Leadership
The Company is led by a management team with experience in the automotive, communications, and internet sectors. Global Co-Chief Executive Officer Matthias Aydt has been with the Company for over eight years. Before being appointed Global Co-Chief Executive Officer, he served in several roles, including Head of Product Execution, Head of Vehicle R&D and Vehicle Engineering, Head of Product Definition and Mobility Ecosystems, and Head of Business Development. Mr. Aydt has over 40 years of experience with luxury OEMs across technology, operations, and general management, including experience in developing multinational organizations, establishing cross-functional work environments, and designing development, project management, and simultaneous engineering processes.
Founder and Global Co-Chief Executive Officer Yueting Jia, who served as Chief Product and User Ecosystem Officer before April 2025, focuses on product and mobility ecosystem development, internet and AI, advanced research and development technologies, and user ecosystem initiatives. Mr. Jia founded Leshi Information Technology Co., Ltd., a video streaming website, in 2004. He also founded Le Holdings Co. Ltd. (“LeEco”), an internet ecosystem and technology company with businesses that included smartphones, smart TVs, smart vehicles, internet sports, video content, internet finance, and cloud computing.
Other members of the Company’s management team also have experience in areas such as vehicle engineering, battery systems, powertrain, software, internet, AI, and consumer electronics.
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

Competitive Strengths
The Company has experienced, and expects to continue to experience, intense competition from several companies, particularly as the transportation sector increasingly shifts toward low-emission, zero-emission, or carbon-neutral solutions. Many established and new automobile manufacturers have entered or have indicated an intention to enter the alternative fuel and electric vehicle market. Many major automobile manufacturers, such as Tesla, Porsche, Mercedes-Benz, Rolls-Royce, and Audi, currently offer electric vehicles. Other CSRC filings automobile manufacturers are also developing electric vehicles, including NIO, XPeng, Li Auto, and Lucid Motors, among others. In addition, several manufacturers offer hybrid vehicles, including plug-in versions. The Company’s FF series directly competes with other pure-play electric vehicle companies targeting the high-end segment, while also competing to a lesser extent with NEVs and ICE vehicles in the mid- to high-end segment offered by traditional OEMs. The FX series is intended to compete with other mass-market electric vehicles. The Company believes the primary competitive factors in the electric vehicle market include, but are not limited to:
•pricing;
•brand recognition;
•technological innovation, recently enhanced through PT Gen 2.0;
•customer experience, vehicle performance, quality, safety and reliability;
•space, comfort, and user experience;
•design, styling, and interior materials;
•supply chain management;
•manufacturing efficiency.
The Company believes that it will compete favorably with its competitors on the basis of these factors. However, most of the Company’s current and potential competitors have greater financial, technical, supply chain, manufacturing, marketing, and other resources than the Company. They may be able to deploy greater resources to the design, development, manufacturing, supply chain, distribution, promotion, sales, marketing, and support of their electric vehicles. Additionally, the Company’s competitors may also have greater name recognition, longer operating histories, lower material costs, larger sales forces, broader customer and industry relationships, and other resources than the Company.
Key Agreements and Partnerships
The Company has formed strategic agreements to support its manufacturing, technology, and market expansion.
FX Vehicle Co-Development Agreements
In November 2024, the Company, through its subsidiary Faraday X, entered into definitive agreements with OEMs in Asia for the joint development of new FX vehicle models. These agreements provide for collaboration on development, testing, regulatory compliance, supply chain management, and production planning. In December 2025, the first FX pre-production vehicle rolled off the line at the Company’s FF aiFactory California manufacturing facility.
FX Vehicle Engineering Agreements
In January 2025, the Company entered into definitive engineering services agreements through its FX subsidiary with an automotive original equipment manufacturer in Asia. Pursuant to these agreements, the counterparty will provide vehicle engineering, product development, validation, certification support, and manufacturing engineering services in support of the Company’s FX vehicle program, including activities intended to advance the vehicle toward mass-production readiness.
After-Sales and Service
The Company has engaged Somit Solutions (“KPIT”) to support development of underlying after-sales service systems in the United States and China. The Company also plans to engage a U.S.-based national automotive services provider to support certain after-sales operations in the United States.
Governmental Regulations, Programs and Incentives
The Company operates in industries that are subject to extensive and evolving governmental regulation. The Company’s business activities, including artificial intelligence electric vehicle (“AIEV”) development and manufacturing, software-enabled and connected technologies, data management, and digital asset-related initiatives, are affected by a broad range of environmental, safety, technology, financial, and data protection laws and regulations. Failure to comply with applicable laws, regulations, permits, approvals, or license requirements could materially and adversely affect the Company’s business, financial condition, and results of operations.
Governance and Regulatory Framework
The Company’s AIEV operations are subject to a complex and evolving regulatory framework governing vehicle design, manufacturing, distribution, software functionality, and post-sale operation. These regulations address matters including environmental compliance, vehicle safety, energy efficiency, autonomous driving technologies, and the sale and distribution of motor vehicles.
As an AIEV manufacturer, the Company must comply with regulatory requirements administered by multiple governmental authorities at the federal, state, provincial, and local levels, as well as by foreign regulatory agencies in jurisdictions where it operates or intends to operate. These requirements continue to evolve as governments develop policies addressing electrification, artificial intelligence integration, connected vehicle systems, and emerging mobility technologies.
The regulatory framework applicable to the Company’s AIEV business includes, among other matters, environmental credit programs, autonomous driving and advanced driver-assistance system oversight, and automobile manufacturer and dealer regulations governing vehicle sales, distribution models, licensing, and consumer protection. The following sections summarize the principal regulatory considerations applicable to the Company’s AIEV operations.
Vehicle Safety and Testing
The Company’s vehicles are subject to, and must comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable Federal Motor Vehicle Safety Standards (“FMVSS”). As a manufacturer, the Company self-certifies that its vehicles meet all applicable FMVSS requirements before they may be sold in the United States. These requirements include, among others, crashworthiness standards, active safety requirements, and electric vehicle requirements, such as limitations on electrolyte spillage, battery retention, and protection against electric shock following specified crash tests.
In addition to FMVSS requirements, the Company is subject to other federal laws administered by NHTSA, including Corporate Average Fuel Economy (“CAFE”) standards, Theft Prevention Act requirements, consumer information labeling requirements, early warning reporting requirements relating to warranty claims, field reports, death and injury reports, foreign recalls, and owners’ manual requirements. The Company is also subject to the Automobile Information and Disclosure Act, which requires manufacturers to disclose specified information relating to the manufacturer’s suggested retail price, optional equipment, and other pricing information. In addition, the Company is required to comply with Environmental Protection Agency (“EPA”) and California Air Resources Board (“CARB”) requirements relating to annual compliance certification and certain running changes, including where vehicle range may be affected by software or hardware updates. NHTSA may also, at its discretion, purchase Company vehicles for testing under the New Car Assessment Program (“NCAP”), and the results of such testing may be required to appear on the Monroney label affixed to new vehicles sold in the United States.
Vehicles sold outside the United States are subject to similar foreign safety, environmental, and other regulatory requirements. Where those regulations and standards differ from those applicable in the United States, the Company may be required to redesign and/or retest its vehicles. For example, the European Union (“E.U.”) has adopted vehicle safety regulations that include certain mandatory advanced driver-assistance system requirements and a framework for approval of automated and driverless vehicles. Vehicles sold in China are also subject to compulsory product certification requirements and, to be approved for manufacture and sale in China, must be included in the Announcement of Vehicle Manufacturers and Products issued by the Ministry of Industry and Information Technology (“MIIT”) of China, following demonstration of compliance with applicable safety, technical, and other regulatory requirements.
Environmental Credits
The Company may earn tradable regulatory credits in connection with the production, delivery, and placement into service of its zero-emission vehicles under various governmental programs designed to promote the development and adoption of low- or zero-emission vehicles. These credits may be sold to other automotive manufacturers and regulated entities that use such credits to comply with applicable emissions standards and other regulatory requirements.
On December 30, 2021, the Environmental Protection Agency (“EPA”) issued greenhouse gas emissions standards for model years 2023 through 2026 light-duty vehicles that accelerated the annual increase in the stringency of such standards from 1.5% to 5% to 10%. These standards include carbon dioxide emission credit multipliers for the sale of electric vehicles, and the

EPA has indicated that the standards are expected to contribute to increased market share for electric and plug-in hybrid vehicles by model year 2026. Similarly, on August 25, 2022, the California Air Resources Board (“CARB”) approved the Advanced Clean Cars II rule, which amended California’s existing Zero Emission Vehicle Regulation to require an increasing number of zero-emission vehicles beginning with model year 2026 and progressing to a 100% transition of light-duty passenger vehicles to zero-emission vehicles by model year 2035.
The Company may also earn similar regulatory credits under other applicable regulatory regimes in the United States and abroad.
EPA Emissions and Certification
The U.S. Clean Air Act requires the Company to obtain a Certificate of Conformity issued by the U.S. Environmental Protection Agency (“EPA”), and California law requires the Company to obtain a California Executive Order issued by the California Air Resources Board (“CARB”), certifying that applicable vehicles comply with relevant emissions requirements. A Certificate of Conformity is required for vehicles sold under applicable EPA standards, and a CARB Executive Order is required for vehicles sold in states that have adopted California’s emissions standards for new vehicles and engines. States that have adopted California standards as approved by the EPA also recognize the CARB Executive Order for vehicle sales.
The FF 91 for model year 2025 has an EPA Certificate of Conformity and CARB certification as a zero-emission vehicle, as well as an EPA-attested range of 381 miles. For future model years, including FF 91 model year 2026, the Company will be required to obtain the applicable EPA Certificate of Conformity and CARB Executive Order before sale, as applicable.
Beginning with model year 2026, the Company will also be required to comply with California data standardization requirements for zero-emission vehicles, which specify certain vehicle and battery data that must be made available to vehicle owners through a scan-tool device.
Automobile Manufacturer and Dealer Regulation
U.S. state laws regulate the manufacture, distribution, and sale of automobiles and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to consumers in a state. The Company may need to obtain dealer licenses, or their equivalents, to engage in sales activities for its self-operated experience centers and service centers, while partners in certain states may provide services through partner-owned experience centers and showrooms.

In China, automobile suppliers and dealers are required to obtain a business license and file and update relevant information through the information management system for national automobile circulation operated by the competent commerce department in China. In addition, under the Administrative Measures on Automobile Sales, automobile suppliers and dealers are required to sell automobiles, spare parts, and other related products that comply with applicable state provisions and standards. Dealers are also required to indicate, in an appropriate manner, the prices of automobiles, spare parts, and related products, as well as the rates charged for various services on their business premises, and may not sell products at higher prices or charge additional fees without express disclosure.
Battery Safety and Testing Regulations
The Company’s battery packs are subject to mandatory regulations governing the transportation of dangerous goods, including lithium-ion batteries, and to regulations issued by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). These regulations are based on the United Nations Recommendations on the Transport of Dangerous Goods Model Regulations and related United Nations Manual of Tests and Criteria. Applicable requirements vary depending on the mode of transportation, including ocean vessel, rail, truck, or air. The Company is required to complete applicable transportation tests for its battery packs to demonstrate compliance with these regulations.
The Company uses lithium-ion cells in its high-voltage battery packs. The use, storage, and disposal of these battery packs are also subject to federal regulation. The Company may enter into arrangements with third-party battery recycling providers to recycle its battery packs. In addition, China and Europe have battery safety regulations with which the Company designs its battery systems to comply.

Regulatory Risks Related to Operations in the People’s Republic of China
The Company’s current operations and planned expansion in the People’s Republic of China (“PRC”) are subject to evolving regulatory and governmental oversight. In recent years, the Chinese government has introduced policies and restrictions affecting business operations, securities offerings, cybersecurity, data security, and anti-monopoly enforcement. These regulatory developments may limit the Company’s ability to expand in China, attract foreign investment, or maintain its listing on a U.S. stock exchange.
In addition, the Chinese government retains broad authority to intervene in or influence the operations of the Company’s PRC subsidiaries, which could result in material changes to the Company’s business, financial condition, or the value of its Class A Common Stock and warrants. For additional information regarding these risks, see “Risk Factors – Risks Related to our Operations in China.”
Requirements Under PRC Laws and Regulations
Under current PRC laws and regulations, each of the Company’s PRC subsidiaries is required to obtain and maintain a business license to operate in the PRC. The Company’s PRC subsidiaries have received the requisite business licenses to operate, and no application for a business license has been denied.
As the Company’s operations in the PRC expand, its PRC subsidiaries may be required to obtain approvals, licenses, permits, and registrations from PRC regulatory authorities, including the State Administration for Market Regulation, the National Development and Reform Commission, the Ministry of Commerce (“MOFCOM”), and the Ministry of Industry and Information Technology (“MIIT”), which oversee different aspects of the electric vehicle business. As of December 31, 2025, the Company’s PRC subsidiaries held the business licenses and approvals then required for their operations, and no applications for required permits had been denied. However, PRC regulators continue to impose evolving licensing and compliance requirements, particularly in the electric vehicle sector. In particular, regulatory requirements relating to cybersecurity, data security, and over-the-air software updates have become more stringent and specific, which may increase future compliance obligations. For additional information, see “Risk Factors—Risks Related to our Operations in China—We may be adversely affected by the complexity, uncertainties and changes in PRC regulations on internet-related business, automotive businesses and other business carried out by the Company’s PRC subsidiaries.”
The Company does not believe that any permission is required from Chinese authorities, including the China Securities Regulatory Commission (the “CSRC”) and the Cyberspace Administration of China (the “CAC”), in connection with its prior offerings or listing. However, evolving PRC regulations relating to data security and cybersecurity review may result in additional compliance obligations in the future. The Company does not, and immediately prior to the filing of this Annual Report on Form 10-K will not, possess the personal information of more than one million PRC-based individuals. After consultation with its PRC counsel, the Company believes it is not currently subject to the requirement under the Cybersecurity Review Measures that a network platform operator holding personal information of more than one million users apply for a cybersecurity review by the CAC before listing abroad. In addition, as of December 31, 2025, after consultation with its PRC counsel, the Company was not aware of any other PRC laws or regulations then in effect that explicitly required the Company to obtain permission from the CSRC or other Chinese authorities in connection with its prior offerings or listing, nor had the Company received any inquiry, notice, or warning from the CSRC or any other Chinese authorities in that regard.
The PRC authorities have implemented regulations governing overseas securities offerings by Chinese companies, including the Trial Measures for the Administration of Overseas Securities Offering and Listing by Domestic Enterprises, effective March 31, 2023, which require CSRC filings for future overseas listings. The Company may be required in connection with future securities offerings to complete filing or reporting procedures with the CSRC and may also be required to undergo cybersecurity review by PRC authorities. However, there are uncertainties as to whether the Company will be able to fully comply with any such requirements. For additional information, see “Risk Factors—Risks Related to our Operations in China—The approval of, or filing or other administrative procedures with, the CSRC or other PRC governmental authorities may be required in connection with certain of our financing activities, and, if required, we cannot predict if we will be able to obtain such approval or complete such filing or other administrative procedures” and “Risk Factors—Risks Related to our Operations in China—We face challenges from the evolving regulatory environment regarding cybersecurity, information security, privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation, and any actual or alleged failure to comply with related laws and regulations regarding cybersecurity, information security, data privacy and protection could materially and adversely affect our business and results of operations.”

PRC Restrictions on Foreign Exchange and Transfer of Cash
Under PRC laws, current account transactions, including profit distributions and trade-related foreign exchange transactions, generally do not require prior approval from the State Administration of Foreign Exchange (“SAFE”), provided that procedural requirements are satisfied. Capital account transactions, such as loan repayments in foreign currency, generally require SAFE approval or registration. Where Chinese Yuan (“CNY”) is to be converted into foreign currency and remitted out of China to pay capital expenses, including repayment of loans denominated in foreign currencies, approval from, or registration with, SAFE or its authorized banks is required. The PRC government may, at its discretion, impose restrictions on access to foreign currencies for current account or capital account transactions, including tightening outbound capital transfers and foreign currency remittances. If the foreign exchange control system prevents the Company’s PRC Subsidiaries from obtaining sufficient foreign currencies to satisfy their foreign currency needs, the PRC Subsidiaries may not be able to pay dividends in foreign currencies to the Company. Further, the Company cannot assure investors that new regulations or policies will not be promulgated in the future that would further restrict the remittance of CNY into or out of the PRC. The Company also cannot assure investors that, in light of current restrictions or any future changes, the PRC Subsidiaries will be able to fund their future activities conducted in foreign currencies, including the payment of dividends.
Furthermore, under PRC laws, dividends may be paid only out of distributable profits. Distributable profits are net profit as determined under PRC GAAP, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made. The Company’s PRC Subsidiaries are required to appropriate 10% of net profits reported in their statutory financial statements, after offsetting any prior-year losses, to statutory surplus reserves until such reserves reach 50% of their registered capital. As a result, the PRC Subsidiaries may not have sufficient, or any, distributable profits to pay dividends to the Company. See “Risk Factors—Risks Related to our Operations in China—We are a holding company and, in the future, may rely on dividends and other distributions on equity paid by the PRC Subsidiaries to fund any cash and financing requirements that we may have, and the restrictions on PRC Subsidiaries’ ability to pay dividends or make other payments to us could restrict our ability to satisfy our liquidity requirements and have a material adverse effect on our ability to conduct our business” for a more detailed discussion of the relevant risks relating to restrictions on foreign exchange and transfer of cash.
How Cash is Transferred Through the Company’s Corporate Organization
The PRC has currency and capital transfer regulations that require the Company to comply with certain requirements for the movement of capital into and out of the PRC. The Company may transfer cash (U.S. dollars) to the PRC Subsidiaries through capital contributions, and the Company may receive cash or assets declared as dividends from the PRC Subsidiaries. The PRC Subsidiaries may also transfer funds to each other, when necessary, by way of intercompany loans, as follows:
•FF Hong Kong Holding Limited, as the holding company of the other PRC Subsidiaries, may transfer cash to a PRC Subsidiary through capital contribution. Because Hong Kong’s banking system is outside mainland China’s banking system, transfers by FF Hong Kong Holding Limited to a PRC Subsidiary are subject to applicable SAFE procedures and regulations.
•FF Hong Kong Holding Limited, may also receive cash or assets declared as dividends from the other PRC Subsidiaries.
•Among PRC Subsidiaries other than FF Hong Kong Holding Limited, one PRC Subsidiary may provide funds to another PRC Subsidiary through an intercompany loan, subject to the rules of the relevant Chinese banking and regulatory authorities. In addition, a PRC Subsidiary may transfer cash to its subsidiary through a capital contribution, and any PRC Subsidiary may receive cash or assets declared as dividends from its subsidiaries.
In 2024 and 2023, FF U.S. extended loans in an aggregate amount of $8.0 million and $8.0 million, respectively, to FF Hong Kong Holding Limited to fund the operations of the PRC Subsidiaries. The Company will continue to assess the funding requirements of the PRC Subsidiaries and may make additional contributions as appropriate. As of December 31, 2025, the Company’s only operating subsidiaries in China (including Hong Kong) were FF Automotive (China) Co. Ltd., Ruiyu Automotive (Beijing) Co., Ltd., and Shanghai Faran Automotive Technology Co., Ltd., each of which was organized in the PRC. The PRC Subsidiaries have not transferred cash or other assets to any non-Chinese entity, including by way of dividends. The Company does not currently plan or anticipate transferring cash or other assets from its operations in China to any non-Chinese entity.
Capital contributions to PRC companies are governed by the revised Company Law of the PRC, effective July 1, 2024, and the Foreign Investment Law. The PRC imposes timing requirements for capital contributions and restrictions on dividend distributions by PRC Subsidiaries when remitting payments outside China. Under PRC law, the Company’s PRC Subsidiaries may distribute dividends only from net profits, as determined under PRC generally accepted accounting principles (“PRC

GAAP”), and only after statutory reserve allocations and recovery of prior-year losses. The Company’s operating PRC Subsidiaries are required to set aside a portion of their net income, if any, each year to fund general reserves until such reserves have reached 50% of the relevant entity’s registered capital. These reserves are not distributable as cash dividends. A PRC company may not distribute profits until losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. In addition, registered share capital and capital reserve accounts are restricted from withdrawal in the PRC up to the amount of net assets held in each operating subsidiary.
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
Human Capital Management and Resources
Workforce Overview
As of December 31, 2025, the Company employed approximately 288 people globally, with 215 employees in the U.S., 9 in the U.A.E., and 64 in the PRC. The Company has developed employee-focused programs to attract, support, and retain talent, ensuring competitiveness in the market while prioritizing employee well-being and professional development. Below is a summary of the employee count by country and functional job areas.

Job Function	Total	UAE	U.S.	PRC
Administration	98	2	66	30
Research and Development	87		65	22
Manufacturing	55	3	46	6
Sales & Marketing	48	4	38	6
	288	9	215	64
The Company’s recruitment, development, compensation, and benefits programs align with its core values and long-term growth strategy. Management remains focused on implementing initiatives that foster a growth mindset, strengthen employee engagement within the broader the Company ecosystem, and create a supportive and dynamic work environment. Given the critical role of employees in the Company’s success, since 2023, the Compensation Committee of the Board of Directors has overseen the Company's human capital management strategy and practices, including talent recruitment, development, and retention, employee engagement, and succession planning.

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
Partnership Program
Acting through FF Global Partners LLC (“FF Global”), a shareholder of the Company, in July 2019, certain current and former executives of the Company established a program referred to as the “Partnership Program.” As described below, the Partnership Program provides financial benefits to certain Company directors, management and employees, which they are required to report to the Company pursuant to the Company’s Investment Reporting Policy. The Partnership Program is administered by FF Global and is not under the Company’s supervision.
Purpose of Partnership Program
The purpose of the Partnership Program is to help the Company and FF Global succeed, including by helping key Company employees remain aligned with the Company’s mission, interests and economic success, by awarding units representing membership interests in FF Global to such individuals. The Company has been advised by FF Global that the VP of Human Resources in the Company, who is also a member of FF Global, may provide recommendations to the FF Global Board of Managers regarding proposed awards, and that the number of units granted is determined by FF Global’s Board of Managers in its discretion after consideration of, among other things:
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
 To date awards under the Partnership Program have in the past been granted exclusively to current or former directors of the Company and current or former employees of the Company or its affiliates.
Pursuant to the Company’s Investment Reporting Policy, members of its management and other employees are required to report information relating to their investments, including their interests in FF Global. However, since the Company’s board of directors (the “Board”) does not have oversight over the Partnership Program, the Company is not able to assess whether awards made by FF Global under the Partnership Program incentivize management and employee behavior and activities that the Company intends to incentivize, or indeed, whether the Partnership Program effectively works against efforts by the Company to manage its workforce.  For example, as part of the special committee of independent directors established by the Board to investigate allegations of inaccurate Company disclosures (“Special Committee”) it was determined that a Company employee who is also a beneficiary under the Partnership Program deliberately interfered with the Special Committee’s investigation. Although the Company disciplined this employee, the effectiveness of the Company’s disciplinary efforts may have been counteracted by awards this employee has received or expects to receive under the Partnership Program.
Terms of Awards
FF Global units awarded under the Partnership Program are purchased by the recipient from FF Global. The awarded units generally consist of Common Units representing membership interests in FF Global. Under the form of subscription agreement, the base purchase price is $0.50 per unit, with 10% of the aggregate purchase price due within five months after the closing date and the remaining 90% payable in nine equal, successive annual payments, each due within five months after the applicable anniversary of the closing date, subject to extension or postponement by FF Global’s committee. The Common Units are issued as fully vested units. In limited circumstances related to unfunded subscription recovery mechanics, Capital Units may also be issued. The units entitle the recipient to receive distributions from FF Global when and if declared by the FF Global Board of Managers on a pro rata basis based on their paid-in capital (after their contributions are all returned); however, FF Global advised the Company that no distributions were made in 2024 or 2025. There is no concept of automatic expiration of an award. Rather, the units remain outstanding unless a redemption event occurs and FF Global affirmatively exercises its redemption rights. FF Global advised the Company that redemption events may include service termination, breach, cause or death, and that the applicable committee determines the redemption price in accordance with the governing agreement.
Scope of Partnership Program
FF Global has informed the Company that to date a total of 34 individuals have received awards under the Partnership Program, that fewer than 16 individuals continue to hold outstanding units awarded under the Partnership Program, and that all recipients of such awards are current or former directors or employees of the Company or its affiliates. Some of these individuals are or were members of the FF Global Board of Managers. Certain members of Company management and other Company employees are equity owners of FF Global, which beneficially owned less than 1% of the voting power of the Company’s fully diluted Common Stock as of December 31, 2025.
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
•Non-binding reservation deposits and other non-binding indications of interest may not be converted into binding orders/sales.
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
•We were involved in an SEC investigation and may be subject to future investigations and legal proceedings related to the matters underlying the Special Committee investigation and other matters.
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
•We are pursuing multiple business strategies and expect to expand our development capabilities, and as a result, we may encounter difficulties in managing our multiple business units and our growth, which could disrupt our operations.
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
Risks Related to Investing in Cryptocurrency
•The launch of central bank digital currencies (“CBDCs”) may adversely impact our business.
•If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.
•The cryptocurrency we hold is not insured and not subject to FDIC or SIPC protections.
•Jerry Wang, the Global President of FF, and Koti Meka, the Chief Financial Officer of FF, serve as the Co-Chief Executive Officer and the Chief Financial Officer of AIXC, respectively. Such appointment may cause them to devote less time to the Company.
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
Since inception, we have incurred cumulative losses from operations, negative cash flows from operating activities and had an accumulated deficit of $4.7 billion and $4.3 billion as of December 31, 2025 and 2024, respectively. We expect to continue to generate significant operating losses for the foreseeable future. Based on our recurring losses from operations since inception and continued cash outflows from operating activities, in our consolidated financial statements for the year ended December 31, 2025 we concluded that this circumstance raised substantial doubt about our ability to continue as a going concern within one year from the original issuance date of such financial statements. Similarly, in their audit reports on the consolidated financial statements for the years ended December 31, 2025 and 2024, our current and former independent registered public accounting firms included an explanatory paragraph stating that our recurring losses from operations and continued cash outflows from operating activities raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the years ended December 31, 2025 and 2024 do not include any adjustments that may result from the outcome of this uncertainty. As of the date that our consolidated financial statements for the year ended December 31, 2025, were issued, our management determined that FF would be required to obtain additional funding to continue as a going concern, resulting in there being substantial doubt about our ability to continue as a going concern.
We only recognized $0.5 million in revenue in 2025. We rely on capital from investors to support our operations. We do not have sufficient cash on hand to meet our current obligations and are currently unable to generate cash through our at-the-market equity program or via our Registration Statement on Form S-3 because we are not currently S-3 eligible. For further detail, see “Risk Factors — Risks Related to FF’s Common Stock —We are currently unable to utilize our “at-the-market” equity program.” We also have limited remaining authorized share availability to generate cash through equity or equity-linked issuances. If we are unable to find additional sources of capital, we will lack sufficient resources to fund our outstanding obligations and continue operations and we will likely have to file for bankruptcy protection and our assets will likely be liquidated. Our equity holders would likely not receive any recovery at all in a bankruptcy scenario.
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
The design, engineering, manufacturing, sales and service of intelligent, connected electric vehicles is a capital-intensive business. We have incurred losses from operations and had negative cash flows from operating activities since inception. We incurred a net loss of $397.1 million and $355.8 million for the years ended December 31, 2025 and 2024, respectively. Net cash used in operating activities was $107.6 million and $70.2 million for the years ended December 31, 2025 and 2024, respectively.
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
The rate at which we incur costs and losses may increase significantly as we:
•continue to develop the FF 91;
•seek to execute on our FX strategy;
•seek to execute on our AI strategy;
•continue to develop and equip our manufacturing FF aiFactory California facility in Hanford, California;
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
Pursuant to the Secured SPA Notes; 2023 Unsecured SPA Notes; Junior Secured SPA Notes; 2024 Unsecured SPA Notes, 2025 March Unsecured SPA Notes and 2025 July Unsecured SPA Notes (collectively known as the “SPA Portfolio Notes”) (each as defined in Note 8, Notes Payable to the Notes to Consolidated Financial Statements) has obtained commitments from several investors totaling $739.0 million in convertible note financing, subject to certain conditions. A total $503.3 million under these commitments were funded as of December 31, 2025 with the remaining unfunded commitment of $49.5 million. Investors of the convertible notes have the option to purchase an additional up to 100% of the committed notes at the same economics. In aggregate, these investors have an option to invest an additional $467.0 million, of which $111.0 million had been funded as of December 31, 2025, with remaining optional funding of $40.5 million. We may be unable to satisfy the conditions to receive additional funding. If we fail to satisfy funding conditions, we may be required to further delay our production and delivery plans, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations. In addition, we could suspend effecting conversion requests in a manner that could result in an event of default and monetary penalties under the various securities purchase agreements. This could subject us legal claims by the investors, which could have a material and adverse impact on our reputation and financial condition.

We may also be subject to legal claims arising from disagreement over the terms of our securities. For example, we previously issued certain convertible notes (the “Senyun Notes”) to Senyun International Ltd. (“Senyun”). The Senyun Notes are subject to a restriction that we will not convert the Senyun Notes, and Senyun will not have the right to convert the Senyun Notes, to the extent that Senyun would own more than 9.99% of our outstanding Common Stock after giving effect to the conversion. In May 2023, Senyun requested to convert the Senyun Notes into shares of Common Stock and we converted a certain amount of the Senyun Notes. We did not convert the Senyun Notes that would have resulted in Senyun owning more than 9.99% of our Common Stock. However, Senyun believes that the Senyun Notes should have been converted in full in accordance with its interpretation of conversion limitations in the Senyun Notes. We dispute this interpretation. In July 2023 and October 2023, Senyun sent us a letter outlining its position and reserving its rights under the Secured SPA. Further, pursuant to the Senyun Joinder, Senyun agreed to exercise its option to purchase $15.0 million of Tranche A Notes (as defined in Note 8, Notes Payable, in the Notes to the Consolidated Financial Statements contained in this Form 10-K) in accordance with the terms of the Secured SPA, with funding of 75% of such amount within five business days of the date of the Senyun Joinder and the remaining 25% of such amount within three business days thereafter, subject to certain conditions which have been satisfied. It is not possible at this time to predict the outcome of the disagreement with Senyun.
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
MHL and V W Investment are purchasers of the Unsecured SPA Notes (as defined in Note 8, Notes Payable, in the Notes to the Consolidated Financial Statements contained in the Form 10-K) and are affiliates of FF Global and a longtime stockholder of our company, respectively, and such purchasers have limited assets.
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
If we further meaningfully delay additional production and delivery, potential consumers may lose confidence in us, and customers who have placed reservation deposits may them, harming our growth prospects. Additionally, our competitors may move more quickly to market, which could impact our ability to grow our market share.
Non-binding pre-orders and other non-binding indications of interest may not be converted into binding orders or sales.
Through December 31, 2025, we had sold or leased only 16 FF 91 Futurist vehicles to user developers and employees. Non-employee user developers entered into consulting, branding, and other arrangements with us in exchange for fees ranging from approximately $150,000 to $475,000.
Further, although we have engaged in marketing activities, as of December 31, 2025, we had only 13,600 non-binding, fully refundable pre-orders for the FF 91 Futurist in the U.S. and China, under 500 non-binding, fully refundable pre-orders for the FX Super One and other non-binding indications of interest. We do not have binding purchase orders or commitments from customers for any vehicles. Pre-orders and other indications of interest may fail to convert into binding orders or sales.
Until our products are commercially available for purchase and we are able to scale up our marketing function to support sales, there will be substantial uncertainty as to customer demand. The potentially long wait from the time a non-binding pre-order is made or other indication of interest is provided until the time vehicles are delivered, and any delays beyond expected wait times, could also impact customer decisions on whether to ultimately make a purchase. Even if we are able to obtain binding orders, customers may defer their purchases as they assess our vehicles. Commercializing the FF 91 Futurist and potential FX models, including FX Super One, will likely be a long process and depend on our ability to fund and scale up our productions, including through securing additional funding for our operations, the consummation of various third-party agreements and expanding marketing functions, as well as the safety, reliability, efficiency and quality of our vehicles, and the support and service that will be available. It will also depend on factors outside our control, such as competition, general market conditions and broader trends in vehicle electrification and fleet management, which could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for our products and the pace and levels of growth that we may be able to achieve.

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
In November 2021, the Board established a special committee of independent directors (the “Special Committee”) to investigate allegations of inaccurate disclosures. The Special Committee engaged independent legal counsel and a forensic accounting firm to assist in its review. The Special Committee made several findings, including that certain statements made by us or on our behalf in connection with the PIPE Financing were inaccurate; that deficiencies existed in our internal control environment; and that certain of our policies and procedures required enhancement. Based on the results of the Special Committee investigation and subsequent investigative work based on the Special Committee’s findings performed under the direction of the Executive Chairperson and reporting to the Audit Committee, the Board directed management to implement a number of remedial measures. (See Note 12, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements contained in this Form 10-K for more information regarding the findings and remedial actions relating to the Special Committee investigation.)
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
On February 26, 2023, after the Board’s assessment of our management structure, the Board approved Mr. Yueting Jia reporting directly to the Board, as well as our product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved our user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng Chen. Our remaining departments continued to report to Mr. Xuefeng Chen. Mr. Chen subsequently resigned from his position as Global CEO and was replaced by Matthias Aydt. Based on the changes to his responsibilities, the Board determined that Mr. Jia is an “officer” of our company within the meaning of Section 16 of the Exchange Act (a “Section 16 officer”) and an “executive officer” of our company under Rule 3b-7 under the Exchange Act. On April 25, 2025, the Company disclosed the appointment of Mr. Yueting Jia as Global Co-CEO, jointly leading the Company alongside Matthias Aydt, with a focus on advancing user ecosystem development, supply chain management, EV R&D, finance, legal, and China and Middle East operations.

Given the governance changes pursuant to the Heads of Agreement such as those described above and further changes to the composition of the Board, the remedial actions approved by the Board in connection with the Special Committee investigation may not be fully implemented or successful.
We were involved in an SEC investigation and may be subject to future investigations and legal proceedings related to the matters underlying the Special Committee investigation and other matters, which may result in adverse findings, damages, the imposition of fines or other penalties, increased costs and expenses and the diversion of management’s time and resources.
In connection with the Special Committee investigation, we, certain members of our management team and other employees received a notice of preservation and subpoena from the Staff of the SEC stating that the SEC had commenced a formal investigation relating to the matters that were the subject of the Special Committee investigation beginning in October 2021. We had previously voluntarily contacted the SEC in connection with the Special Committee investigation and cooperated fully with the SEC’s investigation. In June 2022, we received a preliminary request for information from the U.S. Department of Justice (“DOJ”) in connection with the matters that were the subject of the Special Committee investigation. We responded to that request and intend to fully cooperate with any future requests from the DOJ.
On October 20, 2022, we received a subpoena from the SEC requiring us to produce certain documents relating to our transactions with Senyun. On March 31, 2023, we received questions from the SEC regarding our disclosed delivery estimates regarding the start of production of the FF 91 Futurist. On March 23, 2023, we received an SEC request to supplement production and on May 18, 2023, we received an additional subpoena from the SEC. On July 14, 2023, we received an additional request from the SEC to supplement production related to the May 18, 2023, subpoena and documents related to the consulting or sales agreements with the first three users of the FF 91 Futurist. On each of January 30, 2024, and April 8, 2024, we received a subpoena from the SEC requiring us to produce certain additional documents relating to the SEC’s investigation. We fully complied with the subpoenas.
We have incurred, and may continue to incur, significant legal, accounting and other professional services expenditures in connection any future SEC investigation, SEC inquiries, stockholder lawsuits and/or the DOJ inquiry. Any legal proceedings resulting from these investigations, including further shareholder derivative litigation or governmental inquiries or investigations may further divert management’s time and attention and may result in the incurrence of significant expense, including legal fees. Such legal proceedings could also have a material adverse effect on our business, financial condition, results of operations and cash flows including as a result of such expenses or arising from any consequences of such legal proceedings including damages, monetary fines, sanctions, penalties, adverse publicity and damage to reputation.
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
The FF 91 model incorporates approximately 2,200 purchased components sourced from approximately 200 suppliers, many of whom are currently our single-source suppliers for the components they supply. Moreover, we rely on a single supplier for the majority of the components and engineering services required for our FX Super One. The supply chain exposes us to multiple potential sources of delivery failure or component shortages. We have delayed payments to suppliers, which in some cases has resulted in, and may continue to result in, certain suppliers ceasing to do business with us. If our suppliers experience any delays or stoppages in providing or developing necessary components or experience quality issues, or if they otherwise decide to cease doing business with us, we could experience further delays, including in homologating the FX Super One for the U.S. Market, some of which may be significant, in delivering on our planned timelines.
We have not approved secondary sources for the key single-sourced components used in the FF 91 series and FX Super One. Generally, we do not maintain long-term agreements with these single-source suppliers.

Historically, certain suppliers ceased supplying their components and initiated legal claims against us when we failed to make payments. There are several outstanding disputes with suppliers in the U.S. and in China. Some suppliers have requested accelerated payments and other terms and conditions as a result of our past payment history and concerns about our financial condition, leading to less favorable payment terms than anticipated, and delaying or putting at risk certain deliveries. Disruption in the supply of components, whether or not from a single-source supplier, could impair production until a satisfactory alternative supplier is found, which can be time consuming and costly. We may be unable to successfully retain alternative suppliers or supplies in a timely manner or on acceptable terms, if at all. If we are unable to efficiently manage our suppliers, our business, prospects, financial condition and operating results may be materially and adversely affected. Additionally, changes in business and/or political conditions, force majeure events, changes in regulatory framework and other factors beyond our control could also affect supplier ability to deliver components in a timely manner. Any of the foregoing could materially and adversely affect our business, prospects, financial condition and operating results and could result in a material change in our operations and a material reduction in the market value for our securities.
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
Manufacturing the FF 91 at our leased FF aiFactory in California does not guarantee we will not incur significant production delays.
We plan to continue to build-out our leased FF aiFactory in California to support the production of the FF 91 series. We may experience unexpected delays or other difficulties that could further increase costs and/or adversely affect our manufacturing and delivery timelines. Various risks and uncertainties inherent in all new manufacturing processes could result in delays in vehicle production, including for example those with respect to:
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
Escalated geographical tensions in key markets may result in declines in consumer confidence and spending, could have a material adverse effect on the Company’s operating results and development.
Events such as international hostilities (including the Russian invasion of Ukraine and war in the Middle East), terrorism, natural disasters or outbreaks of disease may suppress consumer spending and delay our development and deployment of our business in Middle East.
Recent escalations in hostilities involving Iran, as well as the risk of a broader regional conflict in the Middle East, have increased geopolitical uncertainty and volatility in the region. The Middle East represents a significant market for the Company, and further deterioration in regional stability could adversely affect consumer confidence, and overall demand for our products in that market. In addition, expanded military activity, sanctions, trade restrictions, shipping disruptions, port closures, airspace restrictions, or damage to critical infrastructure could disrupt the Company’s distribution channels, supply chain operations, logistics providers, and retail partners in the region.
Escalation of the conflict could also result in higher energy prices, currency volatility, inflationary pressures, or broader global economic instability, any of which could negatively impact consumer spending and the Company’s operating costs. To the extent that hostilities persist or expand, the Company could experience adverse effects on our business, financial condition, and results of operations.
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
We are pursuing multiple business strategies and expect to expand our development capabilities, and as a result, we may encounter difficulties in managing our multiple business units and our growth, which could disrupt our operations.
Although our main business strategy has been focused on the design, engineering and manufacturing of next-generation intelligent, connected, electric vehicles, we are currently pursuing multiple business strategies simultaneously, including activities in cryptocurrency, artificial intelligence and robotics. We believe pursuing these multiple business strategies could offer financial and operational synergies, but these diversified operations also place increased demands on our resources and also introduce complexities in management and operations. Effective management of multiple business units requires judicious allocation of resources. As we continue to expand our capabilities, operational complexity will increase. Managing this complexity without significant disruptions to existing operations may pose a substantial challenge. Moreover, balancing the priorities of different business strategies may lead to conflicts in strategic focus, potentially diluting the effectiveness of our business efforts and leading to suboptimal outcomes. Our leadership team's ability to oversee multiple business units and expansion initiatives is finite and excessive demands on management could lead to oversight gaps and strategic missteps. To manage our multiple business strategies and our ongoing and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Our management team may not be able to effectively manage our multiple business strategies and the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations has led to and may continue to lead to significant costs and may divert our management and business development resources. Our management, personnel, and systems may not be adequate to support our future expansion. Any inability to manage our multiple business units and growth could delay the execution of our business strategies or disrupt our operations and the synergies we believe currently exist between our business units. The integration of new business units or expansion of development capabilities may not proceed smoothly, potentially leading to inefficiencies, duplication of efforts, or cultural misalignment. Rapid growth can also strain our systems, processes, and staff, and if not managed properly, can lead to operational inefficiencies or increased costs. Our failure to manage these complexities could lead to operational disruptions and negatively impact our business, prospects, results of operations and financial condition.
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
The occurrence of unforeseen or catastrophic events, including the emergence of an epidemic, pandemic or other widespread health emergency, civil unrest, war, terrorist attacks, climate events or natural disasters could create economic and financial disruptions. These types of events could lead to operational difficulties, impair our ability to manage our business and expose our business activities to significant losses. Our management and operational teams are based in the United States, China and the U.A.E. Our manufacturing facility is located in Hanford, California, and we may seek to establish manufacturing through a joint venture in China and/or other regions for certain future vehicle models. An unforeseen or catastrophic event in any of these regions could adversely impact our operations.
If we are unable to attract and/or retain key employees and hire qualified Board members, officers and other individuals, our ability to compete could be harmed.
Our success depends in part on our ability to retain key members of our senior management team and the Board, and to attract and retain other highly qualified individuals for the Board and senior management positions. We have experienced significant changes in the membership of the Board and senior management team. This significant recent turnover has disrupted, and potential future turnover could further disrupt, our operations, strategic focus or ability to drive stockholder value.
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
Yueting Jia, our founder and Global Co-Chief Executive Officer, is closely associated with our image and brand, and his public image may color public and market perceptions of our company. Negative information about Mr. Jia may adversely impact us. Disassociating from Mr. Jia could also adversely impact us.
Because of his position as our founder and his continuing role as our Chief Product and User Ecosystem Officer, as Founder Advisor to the Board (effective as of October 4, 2022), and, as of February 26, 2023 and his appointment as Global Co-Chief Executive Officer in April 2025, a Section 16 officer and an “executive officer” under Rule 3b-7 of the Exchange Act, Mr. Jia is closely associated with our image and brand. As a result, his activities, media coverage about his activities and those of his affiliates and public and market perception of him and his role within our company all contribute to public and market perception of our company, which in turn impacts, among other things, our ability to conduct business, our relationships with our management and employees, our ability to raise financing and our relationships with government and regulatory officials.
In the past, Mr. Jia’s activities have resulted in him being subject to discipline by our company. He has also been the subject of regulatory and legal scrutiny for his conduct at with us and in connection with his other business ventures. The following events and activities, among others, and any future similar events and activities could generate negative perceptions about Mr. Jia and, by extension, us:

•Mr. Jia was disciplined as part of the Special Committee investigation. See “Note 12, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements for more information regarding the findings and remedial actions relating to the Special Committee investigation.
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
On February 26, 2023, after an assessment by the Board of our management structure, the Board approved Mr. Jia (alongside the Company’s then Global CEO, Mr. Xuefeng Chen) reporting directly to the Board, as well as our product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved our user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia, our Global Co-CEO as of April 25, 2025 and our other Global Co-CEO, subject to processes and controls to be determined by the Board after consultation with our management. Our remaining departments continue to report to the Global Co-CEOs. Based on the changes to his responsibilities, the Board determined that Mr. Jia is a Section 16 officer and an “executive officer” under Rule 3b-7 under the Exchange Act. Mr. Jia’s responsibilities have been expanded and his ability to further influence us, our management, business and operations have increased.
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

Given that Mr. Jia was disciplined by us in connection with the Special Committee investigation, and in light of the regulatory sanctions he has faced in China (as described above under “– Yueting Jia, our founder and Global Co-Chief Executive Officer, is closely associated with our image and brand, and his public image may color public and market perceptions of us. Negative information about Mr. Jia may adversely impact us. Disassociating from Mr. Jia could also adversely impact FF”), the fact that the Board has determined that Mr. Jia is a Section 16 officer and as an “executive officer” under Rule 3b-7 of the Exchange Act, which both could imply that Mr. Jia has policy-making authority in our company, could adversely affect the outcome of the pending SEC and DOJ investigations of us in connection with the matters that were the subject of the Special Committee investigation. Moreover, as a result of Mr. Jia’s regulatory sanctions in China, the Board’s determination that Mr. Jia is both a Section 16 officer and an executive officer of our company could result in the delisting of our securities by Nasdaq, which would adversely impact our ongoing financing efforts, business and financial position and materially impair the market for and market prices of our Common Stock and warrants. If our securities are delisted by Nasdaq, we are unlikely to be able to raise sufficient additional funds in the near term, and as a result may be required to further delay our production and delivery plans for the FF 91, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.
Mr. Jia maintains that the litigation previously initiated by FF Global for purposes of changing our Board and management, which has since been dismissed without prejudice pursuant to the Heads of Agreement, was a collective decision made by FF Global and was not Mr. Jia’s decision. See Note 12, Commitments and Contingencies – Legal Proceedings, in the Notes to the Consolidated Financial Statements. Our interests may not coincide with the interests of Mr. Jia or FF Global in all circumstances. For example, our Board may prioritize business or financial objectives or strategies that Mr. Jia or FF Global disagree with or that Mr. Jia or FF Global consider not to be in their interest. In such a case, Mr. Jia or FF Global could use their significant influence over potential investors, our management, business and operations to advance the interests of Mr. Jia or FF Global notwithstanding any adverse impact on our interests.
Disputes with stockholders are costly and distracting.
We have in the past been, and may in the future be, party to various disputes with our stockholders. For example, beginning in June 2022 we and FF Global were party to a dispute over various terms of the Shareholder Agreement (as then in effect), including relating to FF Global’s right to remove its designees from the Board. As part of this dispute, on June 22, 2022, Matthias Aydt, our current Global Co-CEO and director and then a member of the board of managers of FF Global, after a discussion with a member of FF Global, relayed to Mr. Brian Krolicki, a former member of the Board, that FF Global would pay Mr. Krolicki up to $700,000, offset by the amount of any severance payments made by us, if Mr. Krolicki resigned from the Board. This offer was rejected by Mr. Krolicki.
While we entered into governance settlements with FF Top on September 23, 2022 and on January 13, 2023, which included general mutual releases of claims, there can be no assurance that disputes with FF Global or our other stockholders will not arise in the future. For instance, shortly following the execution of the Heads of Agreement, FF Global began making additional demands that were beyond the scope of the terms contemplated by the Heads of Agreement and pertained to, among other things, our management reporting lines and certain governance matters. On September 30, 2022, FF Global alleged that we were in material breach of the spirit of the Heads of Agreement. We believe we have complied with the applicable terms of the Heads of Agreement, and disputes any characterization to the contrary. Such dispute could result in litigation, may consume substantial amounts of Board and management time, make it difficult for the Board to operate in a constructive and collegial manner and are likely to be costly to us. In addition, the diversion of management and Board attention caused by such disputes may risk the successful completion of our ongoing financing efforts. If we are unable to raise sufficient additional funds in the near term, we may be required to further delay our production and delivery plans for the FF 91 Futurist and FX Super One, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, and/or cease operations.
We are subject to legal proceedings, claims, and disputes arising both in and outside the ordinary course of business.
We have been, continue to be, and may in the future be involved in legal proceedings and claims arising both in and outside the ordinary course of our business. We could also be subject to claims and litigation by investors based on the decline of the price of our Common Stock. For example, we have been involved in litigation with contractors and suppliers over past due payments and our subsidiaries in the People’s Republic of China (the “PRC Subsidiaries”) are involved in multiple proceedings or disputes involving lease contracts, third-party suppliers or vendors, or labor disputes. Additionally, we have in the past been, and may in the future be, party to various disputes with our stockholders, such as the dispute with FF Global, derivative actions and class actions. See Note 12, Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements contained in this Form 10-K for more information regarding the current legal proceedings we are involved in.

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
On March 18, 2026, the Company received a letter from the SEC stating that the SEC staff does not intend to recommend an enforcement action by the SEC against the Company. Company Founder and Global Co-Chief Executive Officer Yueting (YT) Jia, and Company Global President Jiawei (Jerry) Wang, confirmed that they received similar letters in their individual capacities. However, this is not equivalent to an exoneration, and it is still possible that certain action may result from any future investigation by the SEC. Such action could be detrimental to the Company, we may lose business cooperation with our actual and/or potential customers and vendors, and it may be more difficult for the Company to obtain additional financing on favorable terms, if at all. Further, it may become more difficult to attract and retain key members of management, our board of directors and other key employees. Any potential subsequent SEC investigation or enforcement actions can be expensive and disruptive, and we are obligated to indemnify each of the individuals for their costs associated with the investigation, and any resulting litigation with the SEC or related litigation brought by other parties, which may cause financial distress to the Company. Our insurance, to the extent maintained, may not cover all claims that may be asserted against us or the specified individuals. In addition, because the Company depends on Messrs. Jia and Wang, the loss of their services may adversely impact the achievement of the Company’s objectives. An unfavorable outcome may have an adverse impact on our business, financial condition, results of operations, prospects, reputation and/or our stock price. In addition, Nasdaq has broad discretion and may determine to delist our securities from the Nasdaq Capital Market or other applicable trading market within the U.S. Any proceeding could also negatively impact our reputation among our stakeholders.

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
The U.S. government has made statements and taken actions that may lead to potential changes to U.S. and international trade policies towards China. Unfavorable government policies on international trade, such as capital controls or tariffs, could affect the demand for our products and services, impact the competitive position of our products, or prevent us from selling products in certain countries. Furthermore, the application of tariffs or other trade barriers may significantly impact our ability to conduct business internationally, particularly with regard to the sale of electric vehicles (EVs), including battery electric vehicles (“BEVs”), in regions such as the U.S., where incentives and tax credits for BEVs may also be impacted by trade policy changes. On May 14, 2024, the U.S. government announced higher tariffs on steel and aluminum, semiconductors, electric vehicles, batteries, critical minerals, solar cells, ship-to-shore cranes and medical products. These higher tariffs were based on claims that China has engaged in unfair trade practices. The highest of these tariffs are applicable to electric vehicles, which will be subject to a tariff rate of 100% from August 1, 2024, an increase from the earlier rate of 25%. Recently, the Trump administration imposed a 25% tariff globally on all the automobiles and parts imported to the U.S., effective on April 4, 2025. On February 1, 2025, a 10% tariff was added on products imported from China. On March 4, 2025, tariff applicable to products made in China was increased to 20%. On April 2, 2025, an additional 34% tariff was imposed universally to Chinese-made products, which increased the applicable overall tariff to 54%. On April 9, 2025, in response to the retaliation tariff announced by China, the Trump administration further raised the additional tariff to 84%, and on the same day, a reciprocal duty of 125% was charged to products imported from China, and the final applicable tariff rate reaches 145%. On May 12, 2025, Chinese and the U.S. government came to an agreement to temporarily reduce reciprocal tariffs by 115% starting May 14, 2025. The effective tariff rate on products imported from China was reduced to 30%, while the Chinese tariff rate on American goods was reduced to 10%. On October 9, 2025, China added five rare-earth elements to its exportation control list, which requires an export license that foreign producers will have to apply for if they plan to export products that use even slight amounts of Chinese-origin rare-earth minerals. In response, on October 11, 2025, the Trump administration declared that a 100% tariff will be imposed on all importations from China, along with export controls on “any and all critical software from the U.S.” Recently, after a meeting between U.S. and Chinese governments, the restriction mentioned above was lifted and the Trump administration will halt plans for such 100% additional tariffs for one year. Furthermore, on February 20, 2026, the Supreme Court of the United States struck down various tariffs unilaterally imposed by President Trump in a series of executive orders under the International Emergency Economic Powers Act as unconstitutional. Shortly thereafter, President Trump imposed a 15% tariff under the Trade Act of 1974, which can last only 150 days unless Congress approves an extension. How the tariff war between the U.S. and China will develop is highly uncertain, and difficult to predict.

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

Jerry Wang, the President of FF, and Koti Meka, the Chief Financial Officer of FF, serve as the Co-Chief Executive Officer and the Chief Financial Officer of AIXC, respectively. Such appointment may cause them to devote less time to the Company and could present conflicts of interest that we may not be able to resolve.

On October 2, 2025, Jerry Wang, the President of FF and Koti Meka, the Chief Financial Officer of FF were appointed by AIXC to be the Co-Chief Executive Officer and the Chief Financial Officer of AIXC, respectively. As senior officers of both FF and AIXC, they may face challenges in fully dedicating their time, focus, and resources to our Company. This divided attention could lead to delays in decision-making, diminished strategic oversight, and a reduced ability to effectively address operational issues, thereby negatively impacting our business performance. Additionally, YT Jia, founder, Co-Global Chief Executive Officer, also serves as an advisor to AIXC. Potential conflicts of interest may arise if the interests of the companies they manage and advise, as applicable, are not fully aligned. These circumstances could result in compromised decision-making or actions that prioritize the interests of other companies over ours. Furthermore, the concentration of leadership responsibilities in a small group of individuals managing multiple companies may raise concerns about governance and succession planning, as it could limit the diversity of leadership perspectives and create risks in developing suitable successors. As a result, if we are unable to resolve potential conflicts of interest, the ability of these officers to execute on our strategic objectives could be impaired, which may harm our financial performance, shareholder value, and long-term business stability.
We may lose our controlling interest in AIXC as a result of issuances of securities by AIXC that dilute our existing ownership, which may adversely impact our crypto and Web3-related business.
In September 2025, the Company, through a strategic investment in AIXC as the lead investor in a PIPE transaction to establish a crypto and Web3-related business, obtained a controlling interest of AIXC. In the event AIXC issues additional shares of its common stock, or securities convertible into its common stock, our majority interest in AIXC may be diluted such that we no longer have a controlling interest in AIXC, which would result in the deconsolidation of AIXC from our consolidated financial statements and could materially impact our financial position, results of operations, and cash flows. In such event, we would no longer control AIXC’s strategic, operational, or financial decisions, and our ability to influence its business, including its crypto-related investment strategy and capital allocation, would be significantly reduced. Additionally, we may be required to recognize a gain or loss upon deconsolidation and subsequently account for our retained interest under the equity method or at fair value, which could introduce increased volatility to our earnings. Loss of control may also limit our ability to realize anticipated synergies and could adversely affect our growth strategy related to digital assets, Web3 initiatives, and diversification efforts. Furthermore, AIXC operates in a highly volatile and evolving regulatory environment, and without control, we may have limited ability to manage associated risks, which could adversely affect our financial condition and results of operations.

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
As an offshore holding company with PRC Subsidiaries, we may finance the operations of the PRC Subsidiaries by means of loans or capital contributions. As permitted under PRC laws and regulations, we may make loans to the PRC Subsidiaries subject to the approval from governmental authorities and limitation of amount, or we may make additional capital contributions to the PRC Subsidiaries. Furthermore, loans by us to the PRC Subsidiaries to finance its activities cannot exceed the statutory limits, which is either the difference between the registered capital and the total investment amount of such enterprise or a multiple of its net assets in the previous year. In addition, a foreign-invested enterprise (“FIE”), will use its capital pursuant to the principle of authenticity and self-use within its business scope. The capital of an FIE will not be used for the following purposes: (i) directly or indirectly used for payment beyond the business scope of the enterprises or the payment prohibited by relevant laws and regulations; (ii) directly or indirectly used for investment in securities or investments other than banks’ principal-secured products unless otherwise provided by relevant laws and regulations; (iii) the granting of loans to non-

affiliated enterprises, except where it is expressly permitted in the business license; and (iv) paying the expenses related to the purchase of real estate that is not for self-use (except for the foreign-invested real estate enterprises).
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

Risks Related to our Common Stock
If the closing price of our Common Stock is $0.10 per share or less for ten consecutive trading days, we would be immediately suspended from Nasdaq and the liquidity of our Common Stock would be materially harmed.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii), if the Company’s Class A common stock has a closing bid price of $0.10 or less for ten consecutive trading days before the Compliance Date, Nasdaq can issue a Staff Determination Letter, which would subject our Class A Common Stock to immediate suspension and delisting. A delisting could substantially decrease trading in our Common Stock, adversely affect the market liquidity of our Common Stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, materially and adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.
If we seek to implement a reverse stock split, the announcement or implementation of such a reverse stock split could negatively affect the price of our Common Stock.
Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq and they may determine that it is not in the public interest to maintain our listing, even if we regain compliance with the requirement to maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”). While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Minimum Bid Price Requirement, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that if a company effects a reverse stock split to regain compliance with the Minimum Bid Price Requirement and its stock price subsequently falls below the Minimum Bid Price Requirement during the 12-month period following such reverse stock split, it will not be eligible for any cure period to regain compliance (“Compliance Period”) with the Minimum Bid Price Requirement and Nasdaq will begin delisting procedures immediately.
Nasdaq Listing Rule 5810(c)(3)(A)(iv) further states that if a listed company that fails to meet the Minimum Bid Price Requirement after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then we are not eligible for a Compliance Period. We effected a 1-for-40 reverse stock split of our Common Stock on August 16, 2024, and may need to implement additional reverse splits in the near future in order for our share price to regain compliance with the Minimum Bid Price Requirement. Accordingly, if we implement a reverse stock split, or multiple reverse stock splits, in the future to regain compliance with the Minimum Bid Price Requirement, and we subsequently fall out of compliance with such requirement, we may not be eligible for a Compliance Period and, as a result, our shares may be delisted from Nasdaq.
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
We currently lack the require share capital to comply with our existing obligations and will need to substantially increase our share capital to execute on our business strategy in 2026 and beyond. The issuance of additional shares of Common Stock, including upon full conversion of the principal amount of all outstanding convertible notes, exercise of all outstanding warrants, the implementation of the full ratchet anti-dilution price protection in certain convertible notes and warrants, the issuance of shares pursuant to the SEPA, the issuance of shares pursuant to the ATM, and/or in additional future financings required in furtherance of executing on our business strategy, and/or in additional future financings required in furtherance of executing on our business strategy, and/or in additional future financings required in furtherance of executing on our business strategy, would substantially dilute the ownership interest of existing stockholders.
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
We currently lack sufficient share capital to meet our existing obligations. We anticipate the need to raise a significant amount of capital in the future in order to execute our business strategy and we will be required to seek approval of our stockholders to substantially increase the amount of authorized capital stock under our Certificate of Incorporation. Although the objective of any such increase in authorized capital stock will be to maintain our flexibility to raise money in the capital markets, including in the event of a reduction in the value of our shares, future issuances of Common Stock will dilute the voting power and ownership of our existing stockholders, and, depending on the amount of consideration received in connection with the issuance, could also substantially reduce our stockholders’ equity on a per-share basis.
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
We are currently unable to utilize our “at-the-market” equity program.
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
Under applicable SEC rules and regulations, because of the late filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, our period of ineligibility to access the ATM Program under applicable SEC rules was extended. We will not regain eligibility to utilize the ATM Program until no earlier than December 1, 2026, which is one year after the filing date of that Form 10-Q, at the earliest. Should the Company fail to timely file any reports required under the Securities Act, the ineligibility period to use the ATM Program will further extend.
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
The market price of our securities has been and may continue to be highly volatile. For example, the market price of our Common Stock ranged from a high price of $3.82 per share and a low price of $0.83 per share for the period from January 1, 2025, through December 31, 2025.
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
•our ability to execute on our U.A.E. strategy;
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
In addition, as of December 31, 2025, the Common Stock was also subject to potential dilution from: (i) conversion of notes and exercise of warrants for which 3,136,051 shares have been registered; (ii) conversion of notes which have satisfied the holding period subject to Rule 144 eligibility; (iii) the exercise of up to 98,551warrants; (iv) the exercise of up to 134,986 stock options; (v) the vesting of 115,327 unvested RSUs; (vi) the issuance of up to 104,167 earnout shares pursuant to the triggering events in the merger agreement; (vii) the issuance of up to 96,334 remaining registered shares of Common Stock that we may elect, in its sole discretion, to issue and sell to YA II PN Ltd. (“Yorkville”) pursuant to the SEPA (as defined in Note 2, Liquidity and Capital Resources and Going Concern, to the Notes to Consolidated Financial Statements) (we currently do not have enough authorized and uncommitted shares to access the SEPA); and (viii) issuance of shares in connection with the ATM Program. Additionally, the Common Stock is subject to potential dilution upon the full conversion and exercise of the SPA Notes, Unsecured SPA Notes and SPA Warrants. The Common Stock is also subject to potential dilution due to issuance of Common Stock in connection with future equity and/or convertible debt financings. Sales of substantial numbers of such shares in the public market, including the resale of the shares of Common Stock held by our stockholders, could adversely affect the market price of our Common Stock.
It is not possible to predict the actual number of shares we will sell under the SEPA, or the actual gross proceeds resulting from those sales.
On November 11, 2022, we entered into the SEPA with Yorkville, pursuant to which Yorkville has committed to purchase up to $200.00 million (which can be increased up to $350.00 million in the aggregate under our option) in shares of our Common Stock, subject to certain limitations and conditions set forth in the SEPA. The shares of our Common Stock that may be issued under the SEPA may be sold by us to Yorkville at our discretion from time to time over a 36-month period. As of December 31, 2025, we had the right to issue and sell up to an additional $192.50 million, or $342.50 million if we exercise our option under the SEPA.
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
Following the consummation of the Business Combination, we have incurred and will continue to incur increased legal, accounting, administrative and other costs and expenses as a public company that Legacy FF did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, to the extent applicable to us, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. Under a number of those requirements, we have to carry out activities Legacy FF has not done previously. For example, we have created committees of the Board and adopted internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements are incurred on a continuous basis. Furthermore, if any issues in complying with those requirements are identified (for example, if we identify additional material weaknesses or significant deficiency in internal control over financial reporting), we would incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
The Company recognizes the increasing complexity and significance of cybersecurity risks in safeguarding its technology, operations, proprietary systems, and data. The Company’s operations rely on interconnected digital infrastructure, cloud-based systems, and proprietary software platforms, making cybersecurity an essential component of its risk management framework.
The Company has implemented a cybersecurity program designed to identify, assess, mitigate, and respond to cybersecurity risks. This program is informed by recognized industry practices, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). The following disclosure outlines the Company’s cybersecurity risk management strategy and governance, including the Board’s oversight and management’s role.
1. Cybersecurity Risk Management (Risk Management and Strategy)
The Company employs a structured cybersecurity risk management program to assess, identify, and manage cybersecurity risks across its information technology environment, including corporate systems and cloud-based platforms. Key elements of the program includes:
•Risk assessments and periodic evaluation of cybersecurity risks across systems and environments.
•Threat detection and monitoring, including alert triage and investigation, to identify suspicious activity and potential incidents.
•Vulnerability management, including scanning, prioritization, and remediation activities.
•Access controls and security protections, including multi-factor authentication, encryption protocols, and endpoint security measures where appropriate.
•Third-party risk management, including evaluation of vendors and service providers that may access Company data or systems
Cybersecurity risks are evaluated in coordination with management and are considered within the Company’s broader operational and enterprise risk considerations.
2. Governance and Oversight (Board Oversight and Management’s Role)
Cybersecurity oversight is a shared responsibility between the Company’s Board of Directors and management. The Vice President, Intelligent Platform App provides cybersecurity updates to the full Board on a biannual basis, including information regarding the Company’s cybersecurity posture, risk environment, incident trends, and mitigation efforts.
In addition to scheduled updates, management’s incident response procedures require that potential material cybersecurity incidents are escalated to senior leadership and the Board promptly, as appropriate

The Company enforces a top-down approach to cybersecurity governance, ensuring accountability and continuous risk monitoring at all levels of the organization.
3. Management’s Role in Cybersecurity
Management is responsible for the day-to-day execution of the Company’s cybersecurity program. The Vice President, Intelligent Platform App oversees cybersecurity initiatives and supervises cybersecurity personnel and processes.
The Network and Information Security Engineer monitors threats, investigates alerts, and reports identified incidents to the IT Vice President through established escalation procedures.
The Company’s cybersecurity incident response governance is supported by an Incident Response Policy that defines roles and responsibilities, incident classification, documentation expectations, evidence preservation requirements, and communication protocols.
4. Cybersecurity Strategy and Resilience
The Company maintains cybersecurity resilience measures designed to support business continuity and protect critical assets. These measures include monitoring and response capabilities, as well as processes for containment, remediation, and recovery when incidents occur.
5. Material Cybersecurity Incidents
During fiscal year 2025, the Company did not experience any material cybersecurity incidents. No cybersecurity incidents required disclosure under Form 8-K Item 1.05 during 2025.
6. Impact of Cyber Incidents
Cybersecurity incidents, if material, could adversely affect the Company’s financial condition, results of operations, operational stability, and reputation. Potential impacts may include remediation costs, operational disruptions, litigation or regulatory exposure, and reputational harm. The Company evaluates cybersecurity risks as part of its ongoing risk assessment processes.
7. Board Expertise in Cybersecurity
The Board’s cybersecurity oversight is informed through management briefings and periodic updates. The Company may enhance Board education on cybersecurity trends and governance practices as appropriate.
8. Use of Third-Party Services (Third-Party Risk)
The Company uses third-party service providers to support certain technology and security functions. The Company evaluates third-party cybersecurity risks through vendor due diligence processes, including review of security documentation and reports where applicable, and monitors third-party risks on an ongoing basis.
9. Regulatory and Legal Compliance Risks
The Company is subject to cybersecurity and data privacy requirements, including applicable data privacy laws and SEC disclosure requirements. Failure to comply with applicable requirements could result in financial penalties, legal liabilities, and reputational harm. The Company performs compliance-focused activities as part of its cybersecurity program.
10. Incident Response Plan
The Company maintains an incident response policy framework intended to support timely identification, containment, investigation, remediation, and recovery. Incident response procedures include incident severity classification, escalation, documentation, evidence preservation, and communications protocols.
11. Cyber Insurance
The Company does not maintain standalone cybersecurity insurance coverage. The Company evaluates risk mitigation and risk transfer options as part of its broader risk management considerations.
12. Historical Cyber Incidents

The Company did not record any material cybersecurity incidents during fiscal year 2025.
13. Technology and Infrastructure Risks
The Company’s cybersecurity program includes measures intended to protect systems and data, including monitoring, endpoint protections, access controls, and vulnerability management. As cybersecurity threats continue to evolve, the Company may adjust its cybersecurity tools, processes, and controls over time.
14. Data Security and Privacy Policies
The Company maintains policies and controls intended to protect sensitive data, including access controls and other security measures designed to safeguard data confidentiality and integrity.
15. Ongoing Cybersecurity Efforts
The Company continues to invest in cybersecurity capabilities, including monitoring, vulnerability management, employee awareness training, and improvements to policies and procedures, to address evolving cybersecurity threats.
Item 2.     Properties
The Company leases all of its facilities. The following table sets forth the location, approximate size, primary use and lease term of the Company’s major facilities as of December 31, 2025:

Location	Approximate Size (Building) in Square Feet	Primary Use	Lease Expiration Date
Gardena, California	71,580	Global headquarters, research and development, office	March 31, 2026
Gardena, California	10,359	Office	March 31, 2026
Hanford, California	1,070,000	Manufacturing	October 19, 2028
Al Hamra Industrial Free Zone, U.A.E.	107,639	Warehouse	August 26, 2030
Beijing, China	2,942	Administrative services, research and development, strategic planning	December 14, 2026
Zhuhai, China	89	Administrative services, research and development, strategic planning	December 31, 2026

The Company continues to build out its Hanford, California manufacturing and production facility (the FFie Factory California). The FFie Factory California manufacturing and production facility encompasses approximately 1.1 million square feet and is expected to have the capacity to support the production of up to 10,000 vehicles per year upon completion.

In February 2026, the Company executed a new lease agreement with a six-year term in El Segundo, California which will replace the Gardena lease and leased an office space in New York on a short term basis.
Item 3.    Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is currently a party to various legal or governmental proceedings, the outcome of which, although currently uncertain, if determined adversely to us, could individually or in the aggregate have a material adverse effect on the Company’s business, financial condition, and results of operations. See the section titled “Legal Proceedings” in Note 12, Commitments and Contingencies included in the notes to the Company’s Consolidated Financial Statements contained within this Form 10-K for further discussion of its legal proceedings.
Item 4.     Mine Safety Disclosures
Not applicable.
Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s shares of Class A Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “FFAI” and “FFAIW,” respectively. Prior to the consummation of the Business Combination, its units, Common Stock and warrants were listed on Nasdaq under the symbols “PSACU,” “PSAC,” and “PSACW,” respectively. Prior to the ticker change to “FFAI” on March 10, 2025, the Company’s Common Stock and warrants were listed on Nasdaq under the symbols “FFIE,” and “FFIEW”. There is no established public trading market in the Class B Common Stock. As of March 24, 2026, there were 443 holders of record of the Company’s Class A Common Stock, and one holder of record of its Class B Common Stock, three holders of record of its Public Warrants.
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
Unregister Securities
Unregistered Equity Issuance – SPA Portfolio Notes
During the year ended December 31, 2025, the Company issued convertible promissory notes, related warrants, and incremental warrants pursuant to various Securities Purchase Agreements (the “SPA Portfolio Notes”). These securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, and were sold exclusively to accredited investors in private placements that did not involve any general solicitation or advertising.
As of December 31, 2025, the Company had received approximately $3.8 million in proceeds in advance of the fourth closing of the 2025 March Unsecured SPA Notes. As of the issuance date of this report, the fourth closing had not yet occurred and the related notes had not been formally issued. However, the Company had received the associated proceeds prior to December 31, 2025 and reflected the related obligation as debt outstanding as of that date.
The shares of Class A Common Stock issuable upon conversion of the outstanding 2023 Unsecured SPA Notes, incremental Junior Secured SPA Notes, incremental 2024 Unsecured SPA Notes, and 2025 March Unsecured SPA Notes were partially registered for resale under effective registration statements. As of the date of this report, however, the shares issuable upon conversion of the 2025 July Unsecured SPA Notes and upon exercise of any warrants or Incremental Warrants issued in connection with the SPA Portfolio Notes program have not been registered for resale under an effective registration statement.
As of the date of this report, 926,277 shares of Class A Common Stock issued to SPA Portfolio Noteholders remain unregistered and constitute restricted securities.
Unregistered Equity Issuance – COSTAMP S.R.L Settlement
On December 15, 2025, Faraday Future entered into a settlement agreement with COSTAMP S.R.L. (“Costamp”) to resolve an outstanding arbitration award related to several purchase orders and invoices. Under the terms of the agreement, Faraday Future agreed to pay a total of $1.6 million, consisting of $0.6 million in cash and the remainder to be satisfied through the issuance of the Company’s Class A Common Stock. In connection with the settlement, the Company also entered into a Share Issuance Agreement with Costamp on the same date, pursuant to which the Company agreed to settle $1.1 million of the obligation through the issuance of shares of Class A Common Stock. In January 2026, the Company issued 954,545 shares of Class A Common Stock to Costamp in satisfaction of this portion of the settlement. Shares issued to COSTAMP S.R.L remain unregistered as of the date of this report.

Securities Authorized for Issuance Under Equity Incentive Plan
The following table sets forth information as of December 31, 2025, regarding the number of shares of the Company’s Class A Common Stock that may be issued under the Company’s equity compensation plans. The share numbers and the exercise price of stock options reported in this section have been adjusted to reflect the reverse stock splits effected on August 25, 2023, February 29, 2024 and August 16, 2024. The Company maintains three equity compensation plans: the Faraday Future Intelligence Electric Inc. 2021 Stock Incentive Plan (the “2021 Plan”), the Smart King Ltd. Equity Incentive Plan (the “Smart King EIP”), and the Smart King Ltd. Special Talent Incentive Plan (the “Smart King STIP”). The 2021 Plan was approved by tour security holders. The Smart King EIP and Smart King STIP plans existed prior to the Company going public and therefore were not approved by the Company’s security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans ( excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders:
Faraday Future Intelligent Electric Inc. 2021 Incentive Plan	447,748(1)	$21,280.25(2)	260,075(3)
Equity Compensation Plans Not Approved by Security Holders:
Smart King Ltd. Equity Incentive Plan	1,769	$26,342.58(4)	__(5)
Smart King Ltd. Special Talent Incentive Plan	431	$46,596.66(4)	__(5)
	449,948	$21,299.52(6)	260,075
(1)Of the shares reported in the table, 447,364 shares were subject to awards of restricted stock units, 384 shares were subject to outstanding stock options under the 2021 Plan.
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
Item 6.     Reserved
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
With headquarters in the greater Gardena, California area, we design and engineer next-generation intelligent, connected electric vehicles. We manufacture vehicles at the FF aiFactory California production facility in Hanford, California. We also have additional engineering, sales, and operational capabilities in China and are exploring potential manufacturing opportunities there through a joint venture or other arrangements. Additionally, we have established operations in the United Arab Emirates, including an entity to manage assembly and sales support for FF 91 series vehicles and a facility in Ras Al Khaimah intended to support future FX Super One production, further expanding our presence in the Middle East as part of our “third pole” strategy.
Since our founding, we have developed technologies and products focused on intelligent electric vehicles and connected mobility systems. We believe these capabilities support our strategy to develop intelligent electric vehicles and related mobility technologies. Our long-term strategy is centered on building an integrated Embodied Artificial Intelligence (“EAI”) ecosystem that includes intelligent electric vehicles and robotics.
Our product roadmap builds on the FF 91 platform through the planned FF 92 upgrade program and the FX Super One and reflects an increased focus on reallocating resources, manufacturing capacity, and engineering efforts toward these programs. The shift in strategy from relying primarily on the FF 91 platform, the elimination of federal tax credits for electric vehicles effective September 30, 2025, and escalating U.S.-China trade tensions and potential restrictions on critical materials resulted in the Company recording an asset impairment of $128.9 million during the year ended December 31, 2025. We expect our broader product portfolio to better align product strategy with anticipated demand, improve capital efficiency, and support the next phase of our commercialization efforts.
The Company has also begun implementing an embodied AI robotics strategy intended to complement its intelligent mobility ecosystem. This initiative is focused on the development and potential commercialization of robotics products that may leverage the Company’s AI, sensor, and software capabilities developed for its vehicles. Initial robotics concepts have been introduced, and early-stage commercialization activities are underway. Management views embodied AI robotics as a potential extension of the Company’s EAI ecosystem, connecting intelligent vehicles, an EAI brain and open-source, open-platform framework, and a decentralized AI data factory to support long-term technology commercialization efforts.
During the year ended December 31, 2025, we consolidated AIXC, a newly acquired entity with operations in the life sciences sector. AIXC’s common stock is listed on Nasdaq under the ticker symbol “AIXC.” While AIXC is currently immaterial to our operating results, we intend to use it as a platform for evaluating emerging technology initiatives, including blockchain infrastructure and digital asset platform development that may complement the Company’s broader ecosystem strategy.
Company Strategies
•Dual-Home Market Strategy: We have implemented a dual-home market strategy, integrating U.S.-based technological innovation and vehicle development with China’s supply chain and production capabilities.
•Third Pole Strategy: We have begun implementing a "third pole" strategy with an operational facility in the U.A.E., complementing our U.S. and China market approach.
•Dual-flywheel Strategy:
1.Product and Ecosystem Bridge – Focused on connecting the Company’s intelligent mobility operations with emerging digital asset and Web3 initiatives. This strategy builds on the original FF Bridge Strategy launched in May 2024, which leverages the Company’s “Light 4, Swift 4, Focused 5, Empowering 5” model to combine global supply chain strengths with innovation in the United States. Management believes this approach supports FX, the Company’s mass-market brand, and may expand potential opportunities in the U.S. AIEV market.
2.Digital Asset and Web3 Bridge – Focused on integrating real-world business operations with on-chain assets and related blockchain-based initiatives. In August 2025, the Company launched its Dual-Bridge Ecosystem Strategy to support AI mobility and Web3 integration. The Company is evaluating initiatives such as the EAI Vehicle Chain, which is intended to support tokenized vehicle sales, crypto-based deposits, and Web3-native user engagement, while using blockchain technology to promote a more decentralized and transparent mobility ecosystem.
•Stockholder Initiative: We have implemented an initiative intended to reinforce management’s commitment to transparency, accountability, and long-term value creation, including share purchases by the Company’s leadership.
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
•I.A.I Technology: Our advanced I.A.I technology offers high-performance computing, high-speed internet connectivity, OTA updating, an open ecosystem for third-party application integration, and an advanced autonomous driving-ready system. These capabilities also support the Company’s evolving ecosystem strategy, which includes embodied AI robotics initiatives and the exploration of blockchain infrastructure and digital asset platform technologies through AIXC.
•Intellectual Property: Since inception, we have developed a portfolio of intellectual property, established a global team of automotive and technology experts. As of December 31, 2025, FF has been granted approximately 656 patents globally.
AIEV Product & Pipeline
•FF 91: We believe the FF 91 Futurist (the “FF 91,” “FF 91 Futurist,” or “FF 91 2.0 Futurist Alliance”) is one of the first ultra-luxury electric vehicles designed to offer a highly personalized, fully connected user experience for drivers and passengers. We began production of the FF 91 2.0 Futurist Alliance and commenced deliveries in 2023. As part of our delivery plan, we are continuing limited FF 91 deliveries to select users while reallocating resources, manufacturing capacity, and engineering efforts toward the planned FF 92 upgrade and the FX Super One. Our strategy emphasizes continued FF 91 deliveries together with development of the FF 92, while the FX brand leverages the Super One to enter the U.S. multi-purpose vehicle market.
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
•Vehicle Pipeline: In addition to the FF 91, FF 92, and FX Super One, our planned B2C passenger vehicle lineup includes the FX 4 and FX 6. The FX 4 is designed as a mainstream, large-space sporty AIEV intended to broaden our reach beyond the ultra-luxury segment, while the FX 6 is planned as a larger, family-oriented AIEV positioned above the FX 4 within the FX lineup. Both models are expected to offer a mix of battery-electric and range-extended powertrain configurations and are intended to complement the FX Super One by expanding our presence in higher-volume segments of the global EV market. Both the FX 4 and FX 6 are currently in the early stages of research and development.
The Company is evaluating digital asset and blockchain-related initiatives as part of its broader Eco Artificial Intelligence (“EAI”) ecosystem strategy. These initiatives remain in the early development stage and are intended to support potential platform capabilities associated with the Company’s ecosystem development.
Digital Asset Platform Initiatives
•The Company is evaluating digital asset and blockchain-based platform capabilities through its controlling interest in AIXC, which was obtained in September 2025, and related ecosystem initiatives. These efforts are intended to support potential Web3 applications, decentralized infrastructure, and digital asset–related services that may complement the Company’s broader intelligent mobility ecosystem.
•The Company is exploring blockchain infrastructure and digital asset platform technologies that could enable secure data management, digital identity, and decentralized applications associated with connected vehicles and user engagement platforms. These initiatives remain in the early development stage and have not yet generated material revenues.
Embodied AI Robotics Initiatives
•The Company has also begun exploring embodied AI robotics applications that leverage its artificial intelligence, sensor, and software platform capabilities developed for its intelligent electric vehicles. These efforts are focused on extending the Company’s AI perception, control systems, and autonomous computing architecture into robotics applications.
Manufacturing & Distribution
•FF Series Manufacturing: The FF 91 Series is currently being manufactured in FF aiFactory California.
•FX Series Manufacturing: Certain FX Series models are expected to be manufactured at FF aiFactory California, and, contingent on adequate funding and local regulatory and operational preparations, FX Super One production is targeted at our Ras Al Khaimah facility in the United Arab Emirates.
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
Recent Developments
The following summarizes certain developments occurring from January 1, 2025 through the filing date of this report that relate to the Company’s operations, financing activities, and corporate initiatives.

AIEV - Strategic Operations and Product Development
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
•In April 2025, the Company entered into a B2B vehicle reservation agreement with JC Auto, a New York City–based dealership operating as 129 Auto Sales Corp., for up to 1,000 FX Super One vehicles, including a $100,000 non-refundable deposit and priority delivery of up to 300 vehicles subject to future production, pricing and delivery schedules.
•In May 2025, the Company entered into a second B2B pre-order agreement with Sky Horse Auto LLC—a California-based premium mobility provider—for up to 300 FX Super One vehicles, supported by a $30,000 non-refundable deposit and priority delivery; subject to future production, pricing and delivery schedules.
•In May 2025, the Company disclosed it had secured non-binding fleet reservation deposits totaling 1,300 FX Super One vehicles, including prior agreements with JC Auto and Sky Horse Auto, reflecting growing demand from U.S. mobility operators.
•In May 2025, the Company secured 600 additional B2B deposits from U.S.-based multi-channel network ("MCN") agencies CreatoRev and Good Deal, bringing total FX Super One B2B deposits to over 2,500 units.
•In May 2025, the Company began deploying FF 91 AI and software technologies, including a voice interaction system based on large language models, into the FX product line.
•In May 2025, the Company expanded its U.S. and Middle East operations, with its Ras Al Khaimah (RAKEZ) facility in the U.A.E. ready for occupancy and targeted FX Super One production in the region contingent on funding. The strategy supports regulatory streamlining, market training, and regional investor interest.
•In July 2025, the Company publicly unveiled the FX Super One at a launch event in Los Angeles, introducing its F.A.C.E. LED display technology and Super EAI ecosystem. The Company reported receiving more than 10,000 reservation deposits and expressions of customer interest for the vehicle as it advances toward future production readiness.
•In August 2025, the Company stated its focus on expanding its FX and FF 91 model lines, emphasizing broader market reach by introducing luxury technology from the FF 91 into future mass-production FX vehicles.
•In September 2025, the Company advanced its global expansion by preparing its Ras Al Khaimah (U.A.E.) operations to support the FX Super One program under its Global Automotive Bridge Strategy, while continuing to evaluate digital platform initiatives associated with its broader Eco Artificial Intelligence (“EAI”) ecosystem strategy.
•In November 2025, the Company disclosed that its future FF and FX battery electric vehicles, beginning with new models from 2026, will adopt the North American Charging System (“NACS”) port, providing future users with direct access to more than 28,000 Tesla Superchargers across the United States, Canada, Japan, and South Korea, while maintaining access to existing CCS fast-charging networks through operators such as ChargePoint and EVgo.
•In November 2025, the Company reported that the FX Super One program has received reservation deposits and non-binding indications of interest for more than 11,000 vehicles in the United States and more than 200 vehicles in the United Arab Emirates, including from B2B fleet customers, as the Company continues development of the FX Super One program.
•In November 2025, the Company noted that it had successfully completed the first round of safety testing for upper interior occupant impact protection for the FX Super One as part of the broader safety assessment and homologation process for the vehicle.
•In December 2025, the Company reported operational progress related to the FX Super One program, including the arrival of initial vehicle components at its Hanford, California manufacturing facility and preparations for the first pre-production vehicle roll-off event scheduled for December 21, 2025. The Company also disclosed that its Board of Directors conditionally approved a five-year production plan targeting cumulative production and sales of approximately 400,000 to 500,000 vehicles, subject to securing additional financing and strategic partner agreements.

•In February 2026, GlobeX AI Hong Kong Holding Limited, a special purpose entity controlled by the Company, entered into a Strategic Cooperation Agreement and an engineering services agreement with Hebei Huanzhou Automobile Sales Co., Ltd. in connection with the development, component procurement and engineering support for a battery electric version of the FX Super One for the U.S. market.
Robotics - Strategic Operations and Product Development
•In February 2026, the Company established FF AI-Robotics Inc. and launched three robotics product lines, FF Futurist, FF Master and FX Aegis, and disclosed that sales and pre-orders had opened, more than 1,200 non-binding and non-refundable B2B deposits had been received, and initial deliveries were planned for late February 2026. The Company also stated that the Mobile Manipulator Robot Series was planned to be launched in the second quarter, that robotics production preparation was underway, and that FF AI-Robotics entered into a non-binding letter of intent with AIXC to evaluate Web3 collaboration opportunities.
•In February 2026, the Company furnished a corrected press release announcing the establishment of FF AI-Robotics Inc. and the launch of its first three robotics product lines: FF Futurist, FF Master, and FX Aegis. The release stated that sales and pre-order collection had begun, the first deliveries were planned for the end of February, the Mobile Manipulator Robot Series was planned for the second quarter, and the Company had received more than 1,200 non-binding and non-refundable B2B deposits. The release also stated that the robotics business had entered production preparation and that FF AI-Robotics entered into a non-binding letter of intent with AIXC to evaluate Web3 collaboration opportunities.
•In February 2026, the Company delivered its first batch of robots to Golden Hills, a premium Airbnb property operator in Florida and Nevada, pursuant to a sales agreement. This milestone marked the official launch of FF’s first AI-robot delivery cycle in 2026.
AIXC - Strategic Operations and Product Development
▪In August 2025, the Company disclosed the development of the C10 Index and related Crypto + EAI application framework, with real-time index tracking expected to be available on FF.com and the FF App.
▪In September 2025, the Company reported progress on developing the C10 Crypto Treasury Index, an internal initiative under evaluation that may involve digital asset index tracking and related platform capabilities within the Company’s broader ecosystem strategy.
▪In September 2025, the Company disclosed plans to establish a separate entity to pursue digital asset–related initiatives as part of its broader ecosystem strategy. This initiative is intended to evaluate potential applications of blockchain infrastructure and digital asset technologies that could complement the Company’s intelligent mobility ecosystem.
▪In September 2025, the Company completed a strategic $30 million investment in AIXC as the lead investor in a $41 million PIPE transaction related to digital asset platform initiatives, through which the Company obtained controlling interest of AIXC. Following stockholder approval, AIXC may pursue initiatives related to digital asset infrastructure and platform development aligned with the Company’s broader ecosystem strategy.
The following summarizes certain significant financing activities during the period. Additional details regarding the Company’s debt and financing arrangements are included in Notes 8 and 9 to the consolidated financial statements.
AIEV - Capital Raising & Financing Agreements
•In December 2025, the Company entered into warrant termination agreements with certain holders of outstanding warrants previously issued in connection with several securities purchase agreements, including financings completed in May 2023, September 2024, December 2024, March 2025, and July 2025. Pursuant to these agreements, the Company and the applicable warrant holders agreed to terminate specified warrants to purchase shares of the Company’s Class A common stock. Upon execution of the agreements, the terminated warrants and all related rights were cancelled and ceased to have any further force or effect. The agreements were entered into as part of the Company’s ongoing efforts to simplify its capital structure and manage potential future dilution.
•In February 2026, the Company entered into a Securities Purchase Agreement with an accredited investor to sell $10.0 million of Class A common stock at a per-share price equal to 100% of the closing price immediately prior to closing. The subscription amount was to be provided to the investor by AIxCrypto Holdings Inc. (“AIXC”), and the agreement included a true-up share issuance feature if the Company issued common stock or equivalent securities before the earlier of six months after closing or effectiveness of the related registration statement at a lower price, subject to specified exceptions.
•In March 2026, the Company entered into two supplemental agreements with Chongqing LeTV Microloan Co., Ltd.

to settle certain previously assigned debt obligations for an aggregate settlement amount of RMB 25.4 million (approximately $3.5 million), payable in installments through December 31, 2028.
AIXC - Capital Raising & Financing Agreements
•In August 2025, the Company disclosed plans to pursue financing dedicated to digital asset initiatives, including potential purchases of crypto assets, subject to the Company obtaining sufficient financing.
•In August 2025, the Company entered into a strategic partnership with HabitTrade, a digital-asset infrastructure firm, to support development of blockchain components as part of the Company’s broader ecosystem initiatives.
•In August 2025, the Company disclosed it is exploring a C10 ETF concept tied to the newly disclosed index.
•In September 2025, the Company outlined a proposed structure intended to establish an independent capital platform to support blockchain and digital asset initiatives while maintaining Faraday Future’s controlling interest in the platform.
•In September 2025, Faraday Future invested approximately $30 million in AIXC at an effective price of $2.246 per share, resulting in beneficial ownership of approximately 55% of AIXC’s common stock. Global Co-CEO YT Jia also invested approximately $4 million under a voluntary two-year lock-up agreement.
The following summarizes certain stock exchange compliance matters, corporate actions, and governance developments during the period.
AIEV - Stock Exchange Compliance & Stockholder and Corporate Actions
•In March 2025, we changed our Nasdaq ticker symbol to “FFAI”.
•In May 2025, the Company disclosed that Global Co-CEO YT Jia and President Jerry Wang each adopted SEC Rule 10b5-1 stock purchase plans, with trades expected to begin in August 2025. Mr. Jia completed purchases totaling $560,000 during the quarter ended September 30, 2025, and Mr. Wang purchased 10,600 shares before his plan was cancelled by the broker.
•In June 2025, Mr. Koti Meka, Chief Financial Officer, adopted a Rule 10b5-1 trading plan on June 12, 2025, providing for the purchase of up to $20,000 of the Company’s Class A Common Stock. Before the plan was cancelled by the broker, Mr. Meka purchased no shares of the Company’s Class A Common Stock under this trading plan.
•In July 2025, the Company and certain executives, including Global Co-CEO Yueting Jia and President Jerry Wang, received Wells Notices from the SEC indicating that SEC staff is considering recommending enforcement action relating to alleged statements made in connection with the Company’s 2021 PIPE and SPAC transactions.
•In August 2025, the Company issued one share of Series A Preferred Stock to its Chief Executive Officer, Matthias Aydt. The Series A Preferred Stock carries special voting rights and provides voting power of 3,000,000,000 votes per share as set forth in the Series A Certificate of Designation.
•In August 2025, the Company disclosed that Founder and Global Co-CEO Yueting Jia and Global President Jerry Wang executed purchases of Company common stock under pre-established Rule 10b5-1 trading plans.
•In August 2025, additional share purchases by Company leadership, including CFO Koti Meka and FX CEO Xiao (Max) Ma, were scheduled pursuant to their existing Rule 10b5-1 trading plans adopted in June 2025.
•In September 2025, the Company disclosed that it successfully completed Nasdaq’s one-year compliance monitoring period and regained full compliance.
•In September 2025, all core proposals, other than a pending name change, were approved at the Company’s special meeting of stockholders.
•In November 2025, the Company issued a correction to a previously furnished earnings release to clarify that certain preliminary financial information included in the release differed from the final financial results presented in the Company’s Form 10-Q for the quarter ended September 30, 2025. The Company indicated that additional adjustments were identified during the completion of its quarter-end close and review process and that the financial information presented in the Form 10-Q represents the Company’s final results for the period.
•In December 2025, the Company filed a Certificate of Designation creating one share of Series A Preferred Stock and issued that share to Matthias Aydt for $100 pursuant to a purchase agreement. The share carried 7,000,000,000 votes, but only with respect to the Share Authorization Proposal; those votes were required to be cast in the same proportion as votes cast by holders of common stock on that proposal, and the share had no other voting rights except as required by Delaware law.
•In February 2026, the Company held a special meeting of stockholders at which stockholders approved an increase in the Company’s authorized shares to support capital planning, FX Super One vehicle milestones, and expansion of embodied artificial intelligence (“EAI”) robotics initiatives. On February 18, 2026, the Company filed a Certificate of Amendment to increase its authorized Class A common stock from 232,470,985 shares to 312,285,439 shares and its authorized preferred stock from 17,931,000 shares to 24,087,265 shares. The additional authorized share capacity is intended to support near-term capital planning needs, existing obligations to issue shares of Class A common stock, and potential future financings, strategic transactions, stock issuances pursuant to employee benefit plans, and other proper corporate purposes aligned with the Company’s 2026 business strategy. The approval relates solely to the authorization of additional shares and does not, by itself, result in the issuance of any shares.
•In February 2026, the Company filed a certificate of elimination with respect to the Company’s Series A Preferred Stock, par value $0.0001 per share, following the automatic redemption of all outstanding shares of FFAI Series A Preferred Stock after the conclusion of the Company’s stockholders’ special meeting. The certificate of elimination (i) eliminated the previous designation of one share of FFAI Series A Preferred Stock from the charter, and (ii) caused such share of FFAI Series A Preferred Stock to resume its status as an authorized but unissued and non-designated share of preferred stock.
•In March 2026, the Company received a letter from the Division of Enforcement of the U.S. Securities and Exchange Commission stating that, based on the information available as of March 18, 2026, the staff did not intend to recommend an enforcement action against the Company. Similar letters were also received by Company Founder and Global Co-Chief Executive Officer Yueting Jia and Global President Jiawei (Jerry) Wang in their individual capacities. The letters further stated that they “must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation.
•In March 2026, the Company received a notice from Nasdaq indicating that it was not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2), because the closing bid price of its Class A common stock remained below $1.00 per share for 30 consecutive trading days. The Company has until September 16, 2026 to regain compliance, and its Class A common stock will continue to trade on the Nasdaq Capital Market during the compliance period.
The following summarizes certain leadership, governance, and organizational developments during the period.
Corporate Governance
•In March 2025, Jerry Wang was promoted to Global President of the Company.
•In April 2025, Yueting Jia, our founder, was promoted to Global Co-Chief Executive Officer (“Global Co-CEO”) and will co-lead the Company alongside Matthias Aydt.
•In May 2025, the Company formalized YT Jia’s appointment as Global Co-CEO under a “Stockholders First” equity incentive plan.
•In August 2025, the Board approved temporary governance adjustments during the SEC investigation, assigning primary oversight of finance, legal, accounting, and public reporting functions to Global Co-CEO Matthias Aydt during the pendency of the investigation.
•In August 2025, the Company reported formation of a wholly owned subsidiary, FFAI Crypto Treasury and Bridging Holdings Inc., related to its digital asset initiatives.
•In September 2025, Global Co-CEO Yueting Jia completed the second tranche of stock purchases under his Rule 10b5-1 plan, investing approximately $180,000 of his signing bonus to demonstrate confidence in FF’s long-term strategy and stockholder alignment.
•In September 2025, Global Co-CEO Yueting Jia completed purchases of the Company’s common stock under his Rule 10b5-1 trading plan totaling approximately $740,000.
•In September 2025, the Board approved the foundational steps for the spin-off entity and delegated management authority to oversee its implementation and compliance planning in alignment with U.S. regulatory standards for digital assets.
•In November 2025, AIXC held a special meeting of stockholders approving the Subscription Agreement and related share issuances, enabling the Company to obtain a majority ownership position in AIXC and designate a majority of the reconstituted board of directors.
•In November 2025, following stockholder approval, AIXC filed a Certificate of Amendment to change its corporate name to AIxCrypto Holdings, Inc.
•In December 2025, the Audit Committee of the Board of Directors approved the dismissal of Macias Gini & O’Connell LLP (“MGO”) as the Company’s independent registered public accounting firm and the appointment of HTL International, LLC as the Company’s new independent registered public accounting firm. MGO’s audit report on the Company’s consolidated financial statements for the year ended December 31, 2024 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to accounting principles or auditing scope, but included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. The Company reported that there were no disagreements with MGO on accounting principles or practices, financial statement disclosure, or auditing scope or procedures during the relevant reporting periods. MGO provided a letter to the Securities and Exchange Commission stating that it agreed with the statements made by the Company regarding the change in auditors.
•In February 2026, Chui Tin Mok, an executive member of the Company’s Board of Directors, notified the Board of his intention to resign as a director upon the Board’s confirmation of a successor nominee, in order to focus on the Company’s business execution in the United Arab Emirates and the broader Middle East. Mr. Mok will continue to serve as an executive officer and Head of FF Middle East.
Supply Chain Exposure and Tariff Risk
As of December 31, 2025, a significant portion of our direct materials was sourced from China, which may expose certain components to U.S. import tariffs and other supply-chain cost pressures. During the year ended December 31, 2025, the Company increased it lower-of-cost-and-net-realizable-value inventory reserve by $17.8 million, bringing the total reserve to $21.1 million as of December 31, 2025, compared to $3.3 million as of December 31, 2024. Of the increase recorded during 2025, approximately $13.3 million related to market conditions, including anticipated tariffs and higher transportation costs, and approximately $4.6 million related to excess and obsolete inventory identified during the period.

While supply-chain conditions, including tariffs and logistics costs, were considered in the valuation of inventory, the increase in the reserve was also influenced by the Company’s evolving product strategy, including a greater focus on development of the FX Super One platform and reduced emphasis on the FF 91 program. Because U.S. tariff policies continue to evolve, the Company maintains a flexible approach in responding to those developments. As production planning evolves, the Company may continue to evaluate sourcing strategies, pricing, and inventory reserves in response to changes in global supply-chain conditions and trade policies.
Segment Information
We haves two operating segments—AI Electric Vehicle (“AIEV”), and digital assets — both segment meet the criteria for separate reporting under ASC 280. Through August 12, 2025, our two Global Co-Chief Executive Officers (“Global Co-CEOs”), acting jointly serving as Co-Chief Operating Decision Makers (“CODMs”), and regularly evaluated the Company’s financial performance using consolidated financial information at the total-company level including consolidated loss from operations, cash flows, liquidity, and strategic initiatives. Effective August 13, 2025, in connection with temporary governance adjustments approved by the Board, Mr. Matthias Aydt serves as our sole CODM for purposes of ASC 280.
Management has identified Loss from operations, as presented in our Consolidated Statements of Operations and Comprehensive Loss, as the primary measure used by the CODM to evaluate the performance of the business and allocate resources. This measure is critical for a going concern that must carefully manage its cash outflows, particularly given that the timing of its cash inflows is influenced by external investor decisions. We define “significant segment expense” as controllable operating costs that are regularly provided to and reviewed by management, which include the expenses presented in the Consolidated Statements of Operations and Comprehensive Loss as Cost of revenue, Research and development, Sales and marketing, and General and administrative.
Management closely tracks its expenditure on these key expense categories through regular reviews of cash balances, near‑term cash flow projections, monthly management reports, and project management reports. The CODM, works in close collaboration with our business leaders to establish critical operational targets, sets project timelines, and adjusts spending plans. These leaders are responsible for implementing its strategic plans and revising targets and deadlines based on continuous internal communications and review meetings, thereby ensuring that any deviations from target spending or project timelines are promptly addressed. This rigorous oversight supports the our strategic objectives to focus business activities on production, sales, and leasing of its FF 91 vehicles, the planned FF 92 upgrade program, and the commercialization of the FX Series vehicles.
During 2025, the Company acquired a controlling interest in AIXC, and the acquisition closed on September 29, 2025. Accordingly, AIXC’s results were included in the Company’s consolidated financial statements only from the acquisition date through December 31, 2025. The Company intends to use AIXC as the platform for future crypto-related initiatives; however, no active crypto operations were conducted during 2025, and the Company liquidated its crypto holdings to help fund the AIXC transaction. (For further information see Note 3 - Business Acquisition - Consolidation of AIXC, and Note 1 - Nature of Business and Organization).
Components of Our Results of Operations
Key Factors Affecting Operating Results
Our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges including those discussed below and, in the section, titled “Risk Factors” in Item 1A included elsewhere in this annual report.
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
Through December 31, 2025, we have sold eleven and leased twelve vehicles. As a result, we will require substantial additional capital to develop products and fund operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we will fund our ongoing operations through a combination of various funding and financing alternatives, including equipment financing of the FF aiFactory California, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on our assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of its FF aiFactory California will impact our ability to generate revenue. For additional discussion of the substantial doubt about our ability to continue as a going concern, see Note 2, Liquidity and Capital Resources and Going Concern in the notes to the Consolidated Financial Statements and for further details on liquidity, please see the “Liquidity and Capital Resources” section below.
Revenue and Cost of Revenue
Automotive Sales Revenue
We began the production of our FF 91 Futurist in March 2023 and started making deliveries to customers in August 2023 and have delivered four vehicle during the year ended December 31, 2025.
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
In certain circumstances, we provide customers with a residual value guarantee which may or may not be exercised in the future. The impact of such residual value guarantees was immaterial to our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2025.

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
Automotive Leasing Revenue
Revenue from Operating Leasing Program
We have outstanding leases under our vehicle operating leasing program in the U.S. Qualifying customers are permitted to lease a vehicle for up to 36 months. At the end of the lease term, customers are generally required to return the vehicles to us. We account for these leasing transactions as operating leases. We evaluate whether a lease contract should be combined with other agreements — such as co-creation arrangements when leasing contracts are negotiated together and are economically interdependent. We record leasing revenues as automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles as cost of automotive leasing revenue. As of December 31, 2025, deferred lease-related upfront payments which will be recognized on a straight-line basis over the contractual terms of the individual leases were immaterial. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.
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
Customer Deposits
Our customers may reserve a vehicle and preorder certain services by making a customer deposit, which is fully refundable at any time. Refundable deposits, for vehicle reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits (Accrued expenses and other current liabilities). Customer deposits were $4.4 million and $3.0 million as of December 31, 2025 and December 31, 2024, respectively. When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to our transfer of the products or services. Such advance payments are considered non-refundable, and we defer revenue related to any products or services that are not yet transferred.
As of December 31, 2025, the Company had received approximately 13,600 non-binding, non-refundable B2B reservation deposits and 536 B2C non-binding refundable reservations, totaling 14,136 reserved vehicles. By comparison, as of December 31, 2024, the Company had received 299 B2C reservations. The increase in total reservations was primarily driven by the launch of the FX Super One vehicle and the expansion of co-creator and reservation programs designed to drive early engagement and demand. The co-creator program leverages early supporters, channel partners, and social media influencers to generate awareness, promote product visibility, and build community participation around the brand and its new product offerings with a particular focus on driving B2C orders.
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

Deferred Revenue
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Deferred revenue related to products and services was insignificant as of December 31, 2025 and December 31, 2024.
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
Operating Expenses
Research and Development
Research and development activities remain a significant part of our business. Our R&D efforts focus on the design and development of our electric vehicles and continue to prepare our prototype electric vehicles to exceed industry standards for compliance, innovation, and performance. R&D expenses consist of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our employees focused on R&D activities, other related costs, depreciation, R&D services provided by co-creators, and an allocation of overhead. While we have substantially completed R&D activities related to the FF 91, we expect R&D expenses to increase in the near future due to increased R&D activities related to the FF 92 and FX series vehicles.
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
Asset Impairment
We record impairments in operating expenses related to deposits for future goods and services, property, plant, and equipment based on tangible-asset valuations, and lease right-of-use assets associated with facility exits and changes in our long-term operating plans. Charges associated with impairment of assets are recognized within operating expenses in the Consolidated Statements of Operations and Comprehensive Loss.
When we identify impairment indicators under ASC 360—such as changes in regulatory incentives, evolving macroeconomic and geopolitical conditions, market-based indicators of our enterprise value, or updates to our product and manufacturing roadmap—we evaluate the recoverability of our long-lived assets and, when necessary, record impairment charges to reduce their carrying values to estimated fair value. In the third quarter of 2025, this process resulted in impairment charges on certain long-lived assets, including tooling, machinery, equipment and related assets at vendor sites and at the FF aiFactory California facility in Hanford, California.

Impairment of Goodwill and Intangible Assets
We record impairments within operating expenses related to goodwill and intangible assets when the carrying value of a reporting unit or asset exceeds its estimated fair value. Goodwill associated with the AIXC reporting unit arose from the Company’s acquisition of AIXC and is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets primarily consist of acquired in-process research and development and other identifiable intangible assets, which are evaluated for impairment in accordance with applicable accounting guidance. Impairment charges related to goodwill and intangible assets are recognized within operating expenses in the Consolidated Statements of Operations and Comprehensive Loss.
Credit Loss Expense
We record credit loss expense related to financial assets measured at amortized cost, including short-term notes receivable, in accordance with ASC 326 (Current Expected Credit Losses). Credit losses are estimated using forward-looking information that considers historical experience, current conditions, and reasonable and supportable forecasts regarding the collectability of the underlying receivables. The Company, through its acquisition of AIXC, holds short-term notes receivable from Marizyme, Inc. Credit loss expense recognized in the Consolidated Statements of Operations reflects changes in the allowance for expected credit losses based on the Company’s ongoing assessment of the borrower’s financial condition, estimated recoverable amounts, and other relevant factors affecting collectability.
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

Net Loss on Digital Assets
We recognize gains and losses related to digital assets within operating results based on changes in their fair value and transactions during the period. Digital assets are measured at fair value with changes in value recognized in earnings in accordance with applicable accounting guidance. Fair value is determined using quoted prices in the principal markets accessible to the Company through its custodial and trading counterparties. Net losses on digital assets recognized in the Consolidated Statements of Operations and Comprehensive Loss reflect realized gains or losses from sales of digital assets as well as unrealized gains or losses resulting from changes in market prices at each reporting date.
Other Income / (Expense), net
Other income (loss), net consists of foreign currency transaction gains and losses and other expenses such as bank fees and late charges. Foreign currency transaction gains and losses are generated by revaluation of debt and the settlements of invoices denominated in currencies other than the functional currency. We expect other expense to fluctuate as we continue to transact internationally.

Consolidated Results of Operations
Consolidated Statements of Operations

(in thousands)	2025	2024
Revenue	$536	$539
Cost of revenue	98,302	84,029
Gross profit	(97,766)	(83,490)
Operating expenses
Research and development	16,603	25,227
Settlement on accrued research and development expenses	—	(14,935)
Sales and marketing	12,310	9,278
General and administrative	55,733	43,164
Loss on disposal of property, plant, and equipment	2,459	1,667
Impairment of long-lived assets and deposits	137,435	1,847
Impairment of goodwill	4,450	—
Credit loss expense - short-term note receivable	4,294	—
Total operating expenses	233,284	66,248

Loss from operations	(331,050)	(149,738)
Change in fair value of notes payable, warrant liabilities, and derivative call options	49,093	(12,556)
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	(1,627)	253
Loss on settlement of notes payable	(100,524)	(161,725)
Loss on settlement of related party notes payable	(5,128)	(14,295)
Interest expense	(8,649)	(7,895)
Related party interest expense	—	(8,710)
Net loss on digital assets	(4,117)	—
Other income (loss), net	4,983	(1,448)
Loss before income taxes	(397,019)	(356,114)
Income tax (expense) benefit	(63)	267
Net loss	$(397,082)	$(355,847)
Consolidated - Revenue

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$536	$539	$(3)	(0.6)%
Revenue decreased by $3 thousand for the year ended December 31, 2025, compared to the same period in 2024. Revenue was consistent year over year for the year ended December 31, 2025. Revenue was essentially flat year over year. Although vehicle deliveries increased, with four vehicles delivered in 2025 compared to three in 2024, automotive sales revenue did not increase correspondingly. This decrease was largely offset by higher leasing revenue as the Company expanded its operating lease program. Higher leasing revenue from the Company’s expanded operating lease program largely offset the decline in automotive sales revenue. Overall revenue remains limited as the Company continues in a pre-commercial production phase.
Looking ahead, the Company intends to advance the commercialization of the FX Super One as it transitions from pre-production and validation activities toward scaled manufacturing and staged deliveries. Management expects that revenue will remain limited until production and deliveries increase; however, as the FX Super One moves through its planned ramp-up phases, vehicle sales and related leasing activities are expected to become more meaningful drivers of consolidated revenue.

The timing and extent of revenue growth will depend on execution of manufacturing, supplier, regulatory, and delivery milestones.
Consolidated - Cost of Revenue

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Cost of revenue	$98,302	$84,029	$14,273	17.0%
Cost of revenue increased by $14.3 million for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily driven by higher inventory reserves partially offset by lower depreciation expense following the impairment of certain long-lived assets.
During 2025, the Company recorded a net increase of approximately $17.8 million in inventory reserves based on updated production plans and inventory utilization. In addition, depreciation expense allocated to cost of revenue declined by approximately $5.0 million as a result of impairment charges recorded during 2025 under ASC 360.
Consolidated - Research and Development

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Research and development	$16,603	$25,227	$(8,624)	(34.2)%
R&D expense decreased by $8.6 million for the year ended December 31, 2025, compared to the same period in 2024. The decrease was primarily driven by a $7.0 million reduction in wages and related benefit, including lower bonus expense, and a $6.6 million reduction in IT-related R&D expenses These decreases were partially offset by a $3.3 million increase in operating consumables and equipment rental—costs for prototype parts, vehicle purchases for testing, and services supporting development of the FX vehicle platform—as well as $2.4 million of lower cost allocations to cost of sales in the current period.
Throughout 2025, R&D activities primarily supported the FX Super One program, including final validation, U.S. homologation testing, and production readiness initiatives. Development efforts included vehicle performance and durability testing, integration of Advanced Driver Assistance Systems (ADAS), supplier coordination, and prototype tooling. The Company also provided engineering support for technical preparations in the United Arab Emirates (U.A.E.) to align manufacturing standards and production planning under its global bridge strategy.
As the Company transitions from an R&D-intensive phase toward commercial production, resources are being strategically reallocated to manufacturing engineering, quality validation, and process optimization. Current R&D initiatives remain focused on vehicle performance, safety system enhancements, and software refinement, in collaboration with key technology and supply-chain partners to support scalable FX Series production readiness. During the year, the Company entered into a strategic mass-production engineering services agreement with a major global automotive manufacturer to support manufacturing engineering, validation, and production ramp-up activities for the FX Super One. Activities under this agreement are expected to facilitate commercial production readiness, with associated costs incurred primarily as development and engineering expenditures.
In the first quarter of 2026, the Company expanded its technology development initiatives to include robotics applications, leveraging its intelligent mobility platform and software capabilities to explore opportunities in advanced automation and AI-enabled systems. This initiative is intended to complement the Company’s broader intelligent vehicle strategy and support long-term technology diversification.

Consolidated - Settlement on Accrued Research and Development

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Settlement on accrued research and development expenses	$—	$(14,935)	$14,935	(100.0)%
A $14.9 million gain from the settlement of previously accrued research and development expenses was recognized during the year ended December 31, 2024, with no comparable gain or loss recognized during the year ended December 31, 2025. This gain resulted from a settlement that resolved ongoing disputes over unpaid invoices due to Palantir.
Consolidated - Sales and Marketing

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Sales and marketing	$12,310	$9,278	$3,032	32.7%
Sales and marketing expense increased by $3.0 million for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily driven by a $5.9 million rise in marketing expenses related to the launch and promotion of the FX Super One, including digital campaigns, content development, influencer engagement, and event activations. Additional costs were incurred from expanded marketing activities in the Middle East to support brand visibility in international markets. These increases were partially offset by a $2.3 million decrease in rent and related expense and a $0.9 million reduction in wages and related benefits, including lower bonus expense.
Throughout 2025, the Company executed an event-driven marketing strategy centered on its Co-Creation model, engaging industry leaders, influencers, and early adopters to promote the brand and its vehicles. This approach supported expanded global visibility through high-profile activations, including the FX Super One global launch in Los Angeles, participation in the Pebble Beach automotive showcase, and the 919 Futurist Day & Stockholders’ Community Day. These initiatives were designed to strengthen brand awareness and customer engagement while maintaining disciplined marketing spend and focused resource allocation.
The Company also advanced its international marketing presence, particularly in the Middle East, through localized brand activations, regional events, and targeted customer outreach aligned with future market entry plans. These efforts contributed to increased brand recognition and FX Super One reservation activity. The combination of experiential events, digital marketing initiatives, and strategic influencer partnerships supported sustained brand momentum while managing overall marketing costs.
Looking ahead, the Company expects marketing activities to remain aligned with its transition toward commercial production of the FX Series, with continued emphasis on targeted launch events, digital engagement, and market-specific activation strategies designed to support reservation conversion and brand positioning in priority regions.
In the first quarter of 2026, the Company expanded its brand and technology outreach to include robotics-related initiatives, leveraging its intelligent mobility platform and AI capabilities. Marketing efforts associated with this initiative are intended to introduce the Company’s broader technology ecosystem and support long-term brand diversification beyond electric vehicles.
Consolidated - General and Administrative

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
General and administrative	$55,733	$43,164	$12,569	29.1%
General and administrative expense increased by $12.6 million for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily driven by a $19.4 million increase in professional fees, reflecting higher legal expenses, audit and advisory fees, SOX compliance support, and services provided under the FFGP agreement. Wages and related benefit costs increased by $3.7 million due to higher salaries and nondiscretionary bonuses, and a $2.3 million decrease in costs allocated to cost of sales. These increases were partially offset by a $4.0 million reduction in insurance costs, primarily due to lower directors and officers (“D&O”) insurance premiums and other corporate insurance savings, $6.6 million lower depreciation and amortization expense, as well as $2.1 million of lower rent expense in the current period.
Throughout 2025, the Company continued to experience elevated general and administrative costs as it managed increased legal, compliance, and governance requirements. These included expenses associated with the SEC investigation, the implementation of temporary governance adjustments, enhanced Sarbanes-Oxley compliance activities, and recurring Form S-1 registration filings to facilitate the resale of shares issued upon conversion of certain convertible debt instruments. Professional service costs also increased in connection with the opening of operations in the United Arab Emirates, the negotiation and execution of a major mass-production engineering services agreement, research and structuring of new preferred equity issuances, the acquisition and integration of AIXC, robotics-related strategic initiatives, and advisory support related to evolving tariff and trade matters. Staffing levels remained higher year-over-year in both the U.S. and China to support these expanded activities, resulting in increased wages and related benefits despite lower discretionary bonus expense. Although management implemented efficiency initiatives, including vendor consolidation, office space optimization, and administrative streamlining, overall G&A expenses remained elevated due to the Company’s expanded regulatory, transactional, and strategic initiatives.
Consolidated - Net Loss from disposal of property, plant and equipment

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Loss on disposal of property, plant, and equipment	$2,459	$1,667	$792	47.5%
Loss on disposal of property, plant, and equipment increased by approximately $0.8 million for the year ended December 31, 2025, compared to the same period in 2024. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.
Consolidated - Asset Impairment

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Impairment of long-lived assets and deposits	$137,435	$1,847	$135,588	NM*
NM = not meaningful
During the year ended December 31, 2025, the Company recorded total impairment charges of approximately $137.4 million related to long-lived assets. Based on the results of an independent third-party tangible asset valuation study performed in connection with identified triggering events under ASC 360, the Company recorded impairment charges of $128.9 million related to Property, Plant, and Equipment, Net, and $8.5 million related to Deposits and Other Current Assets.
The 2025 impairment was primarily attributable to certain tooling, machinery, and manufacturing equipment located at vendor sites and at the Company’s FF aiFactory California production facility in Hanford, California. These assets were determined to be impaired following a reassessment of operational plans and near-term production forecasts, including the Company’s strategic shift from FF 91 program activities toward the planned FF 92 upgrade program and reorganization and retooling efforts in preparation for the commercial production of the FX Super One. Triggering events included the elimination of federal EV tax credits, escalating U.S.–China trade tensions, and the Company’s market capitalization relative to the carrying value of its long-lived assets.
During the year ended December 31, 2024, the Company recorded an impairment loss related to lease right-of-use (“ROU”) assets. This charge resulted from facility exits, including a leased retail store, a research facility, and an administrative location in China, as the Company negotiated lease terminations with landlords. No property, plant, and equipment impairment charges were recorded during 2024.

Consolidated - Impairment of Goodwill

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Impairment of goodwill	$4,450	$—	$4,450	NM*
NM = not meaningful
During the year ended December 31, 2025, we recorded a $4.5 million goodwill impairment related to the AIXC business acquired in September 2025. In connection with the annual impairment assessment under ASC 350, management compared the estimated fair value of the AIXC reporting unit to its carrying value. The fair value was supported primarily using a market-based valuation approach that considered AIXC’s diluted market capitalization and other relevant market indicators.

Following the acquisition, AIXC experienced continued operating losses and volatility in its market valuation, which resulted in the reporting unit’s estimated fair value falling below its carrying amount as of the testing date. Accordingly, the Company recognized an impairment charge limited to the recorded goodwill balance. There was no comparable goodwill impairment in 2024, as no goodwill was recorded prior to the AIXC acquisition.
Consolidated - Credit Loss Expense

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Credit loss expense - short-term note receivable	$4,294	$—	$4,294	NM*
NM = not meaningful
During the year ended December 31, 2025, we recorded a $4.3 million of credit loss expense primarily related to the Marizyme promissory note acquired in connection with the AIXC business combination. In accordance with ASC 326, the Company evaluated the collectability of the note and recorded an allowance for expected credit losses based on an assessment of the borrower’s financial condition, liquidity constraints, and uncertainty regarding repayment.
The increase in credit loss expense in 2025 reflects updated information obtained following the acquisition, including continued operating losses at the borrower and heightened uncertainty surrounding its ability to satisfy the note in accordance with contractual terms. There was no comparable credit loss expense in 2024, as the note was not held by the Company prior to the AIXC acquisition.
Consolidated - Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$49,093	$(12,556)	$61,649	(491.0)%
The $61.6 million year-over-year improvement reflects the combined effects of losses recognized upon initial issuance of instruments and subsequent fair value remeasurement.
Losses recognized at issuance remained elevated in 2025, totaling approximately $61.9 million, compared to approximately $49.6 million in 2024. The increase was driven primarily by higher common stock warrant issuance activity following the execution of new SPAs beginning in the second half of 2024, which provided for increased warrant coverage relative to legacy arrangements. In addition, derivative call options (Incremental Warrants) were first recognized in December 2024 after a spike in the Company’s stock price caused these instruments to become in-the-money, contributing to higher issuance-related losses in late 2024 and continuing through much of 2025. Issuance activity declined significantly in the fourth quarter of 2025, which moderated incremental issuance-related losses toward year end.
More than offsetting these losses, we recognized substantially higher gains from fair value remeasurement in 2025, totaling approximately $116.6 million, compared to approximately $39.9 million in 2024. This increase was driven by a materially larger population of equity-linked instruments outstanding during the period, particularly warrants and Incremental Warrants, together with a sustained decline in the Company’s stock price during 2025. Immediately prior to certain warrant cancellations on December 28, 2025, there were 56,584,917 SPA Portfolio third-party warrants outstanding, compared to 5,931,638 outstanding as of December 31, 2024. As our stock price declined over the course of 2025, the fair value of notes, warrants, and derivative call options decreased, resulting in a larger net remeasurement gain for the year.
Consolidated - Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	$(1,627)	$253	$(1,880)	(743.1)%
The Change in fair value of related party notes payable, warrant liabilities, and derivative call options decreased by $1.9 million for the year ended December 31, 2025, when compared with the same period in 2024. Significant driving factors include (1) an increase in related party activity, such as issuance and conversion of the related party 2025 March Unsecured SPA Notes, warrants, and Incremental Warrants and (2) the recognition of day-one losses upon issuance of related party 2025 March Unsecured SPA Notes and associated instruments. We issued related party SPA Portfolio Notes with a principal value of $5.0 million during the year ended December 31, 2025. Upon issuance the Company recognized a day-one loss of $3.6 million, as the combined fair value of the SPA Portfolio Note, SPA Portfolio Note Warrant, and Incremental Warrant exceeded the cash proceeds received. These issuance-date losses were further offset by net $2.2 million gain from the remeasurement of related party notes payable, related party warrant liabilities, and related party Incremental Warrants as of December 31, 2025. The fair value of our related party instruments decreased during the period ended December 31, 2025, primarily due to a decrease in our Class A Common Stock price over the period since the first issuance of 2025 March Unsecured SPA Notes to related parties in March 2025.
There was no significant related party debt activity during the year ended December 31, 2024.
Consolidated - Loss on Settlement of Notes Payable

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Loss on settlement of notes payable	$(100,524)	$(161,725)	$61,201	(37.8)%
The $61.2 million decrease in Loss on settlement of notes payable, compared to the prior year, primarily reflects a lower loss recognized per dollar of principal converted during 2025, and to a lesser extent, a lower overall volume of debt conversions. During the year ended December 31, 2025, we converted $125.0 million of principal into 117,784,999 shares of Class A common stock, compared to $141.6 million of principal converted into 62,141,799 shares during the year ended December 31, 2024. Despite a relatively similar level of principal converted, the year-over-year decrease in loss on settlement of notes payable primarily reflects a lower loss recognized per dollar of principal. The annual average loss per dollar of principal declined to approximately $0.80 in 2025 compared to approximately $1.12 in 2024. This period-over-period improvement was primarily driven by differences in conversion pricing mechanics and the relative timing of stock price movements between the periods. During the first six months of 2024, conversions occurred at fixed conversion prices in an environment where our stock price increased prior to settlement, resulting in higher extinguishment losses as the fair value of equity delivered exceeded the carrying amount of the debt extinguished. In contrast, the 2025 conversions incorporated variable pricing features for the whole period that generally reduced the differential between the fair value of equity issued and the carrying amount of the Notes settled, particularly during periods of lower and less volatile stock prices. Additionally, the lower loss per dollar in 2025 reflects the reduced contractual interest rate on the notes (10% in 2025 versus 15% in 2024) and the absence of make-whole provisions that were applicable to certain conversions during the first half of 2024.
Consolidated - Loss on Settlement of Related Party Notes Payable

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Loss on settlement of related party notes payable	$(5,128)	$(14,295)	$9,167	(64.1)%
During the year ended December 31, 2025 a related party converted various notes with an aggregate principal of $6.5 million in exchange for 6,326,566.00 shares of our Class A Common Stock. We recognized a $5.1 million Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt. instrument. During the year ended December 31, 2024, a related party converted only $0.7 million of principal and we recognized a modest Loss on settlement of related party notes payable of $0.2 million.
During the year ended December 31, 2024 we recognized a $14.1 million loss on related party notes related to interest, penalties, and principal increases resulting from our breach of the agreement with Chongqing Leshi Small Loan Co., Ltd. (“Chongqing”), as discussed in Note 9, Related Party Transactions in the notes to the Consolidated Financial Statements. There was no breach of our agreement with Chongqing during the years ended December 31, 2025 and 2024.
Consolidated - Interest Expense

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Interest expense	$(8,649)	$(7,895)	$(754)	9.6%
Interest expense increased by approximately $0.8 million for the year ended December 31, 2025, compared to the same period in 2024. This decrease was primarily due to interest expense allocated to construction in progress, partially offset by higher interest costs associated with our financial obligations related to the FF aiFactory California manufacturing facility in Hanford, California. The interest expense on this financing obligation increases over time under the effective interest method, as the principal balance remains outstanding until maturity, with capitalized tenant improvement costs funded by a third party also increasing the carrying amount of the liability.
Consolidated - Related Party Interest Expense

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Related party interest expense	$—	$(8,710)	$8,710	(100.0%)
Related party interest expense decreased by $8.7 million for the year ended December 31, 2025, compared to the same period in 2024. The decrease was primarily driven by our default in the first quarter of 2024 on the loan with our related party lender, Chongqing, which triggered retroactive interest charges and penalties under the prior agreement. Under the revised loan agreement, no interest is incurred unless the Company defaults.
Consolidated - Loss on Digital Assets, net

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Net loss on digital assets	$(4,117)	$—	$(4,117)	NM *
* NM = not meaningful
Net loss on digital assets increased by $4.1 million for the year ended December 31, 2025, compared to the same period in 2024. The increase was attributable to digital asset transactions occurring during 2025 following the AIXC acquisition. During the year, the Company and AIXC purchased and subsequently sold various cryptocurrencies, resulting in realized losses based on the difference between the sales proceeds and the historical cost basis of the assets sold.
In addition, the Company recognized unrealized losses on digital assets held at year end due to declines in quoted market prices relative to their carrying values. Digital assets are measured at fair value, with changes in fair value recognized in earnings. The net loss for 2025 reflects both realized losses from sales activity and fair value adjustments resulting from market volatility in cryptocurrency prices during the year. There were no digital asset transactions or related gains or losses during the year ended December 31, 2024.

Consolidated - Other Income (Expense), net

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Other income (loss), net	$4,983	$(1,448)	$6,431	(444.1%)
Other income, net increased by $6.4 million for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily driven by lower foreign currency transaction losses in 2025. Although the Chinese yuan appreciated against the U.S. dollar during the current period, overall exchange rate movements were less volatile than the U.S. dollar appreciation experienced in 2024, resulting in a reduced foreign currency impact on the Company’s RMB-denominated monetary balances. Foreign currency effects related to the Company’s operations in the United Arab Emirates were not significant, as the UAE Dirham is pegged to the U.S. dollar.
AIEV Results of Operations
AIEV - Statements of Operations

(in thousands)	2025	2024
Revenue	$536	$539
Cost of revenue	98,302	84,029
Gross profit	(97,766)	(83,490)
Operating expenses
Research and development	16,757	25,227
Settlement on accrued research and development expenses	12,310	9,278
Sales and marketing	52,615	43,164
General and administrative	—	(14,935)
Loss on disposal of property, plant, and equipment	2,459	1,667
Impairment of long-lived assets and deposits	137,435	1,847
Impairment of goodwill	4,450	—
Total operating expenses	226,026	66,248

Loss from operations	(323,792)	(149,738)
Change in fair value of notes payable, warrant liabilities, and derivative call options	48,675	(12,556)
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	(1,627)	253
Loss on settlement of notes payable	(100,524)	(161,725)
Loss on settlement of related party notes payable	(5,128)	(14,295)
Interest expense	(8,296)	(7,895)
Related party interest expense	—	(8,710)
Net loss on digital assets	(529)	—
Other income (loss), net	4,692	(1,448)
Loss before income taxes	(386,529)	(356,114)
Income tax (expense) benefit	(63)	267
Net loss	$(386,592)	$(355,847)

AIEV - Revenue

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$536	$539	$(3)	(0.6)%
Revenue decreased by $3 thousand for the year ended December 31, 2025, compared to the same period in 2024. Revenue was consistent year over year for the year ended December 31, 2025. Revenue was essentially flat year over year. Although vehicle deliveries increased, with four vehicles delivered in 2025 compared to three in 2024, automotive sales revenue did not increase correspondingly. This decrease was largely offset by higher leasing revenue as the Company expanded its operating lease program. Higher leasing revenue from the Company’s expanded operating lease program largely offset the decline in automotive sales revenue. Overall revenue remains limited as the Company continues in a pre-commercial production phase.
Looking ahead, the Company intends to advance the commercialization of the FX Super One as it transits from pre-production and validation activities toward scaled manufacturing and staged deliveries. Management expects that revenue will remain limited until production and deliveries increase; however, as the FX Super One moves through its planned ramp-up phases, vehicle sales and related leasing activities are expected to become more meaningful drivers of consolidated revenue. The timing and extent of revenue growth will depend on execution of manufacturing, supplier, regulatory, and delivery milestones.
AIEV - Cost of Revenue

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Cost of revenue	$98,302	$84,029	$14,273	17.0%
Cost of revenue increased by $14.3 million for the year ended December 31, 2025, compared to the same period in 2024. he increase was primarily driven by higher inventory reserves partially offset by lower depreciation expense following the impairment of certain long-lived assets.
During 2025, the Company recorded a net decrease of approximately $17.8 million in inventory reserves as prior-period reserve balances were written off or otherwise adjusted based on updated production plans and inventory utilization. In addition, depreciation expense allocated to cost of revenue declined by approximately $5.0 million as a result of impairment charges recorded during 2025 under ASC 360. During 2025, the Company identified impairment triggering events, including the elimination of federal EV tax credits, escalating U.S.–China trade tensions, and the Company’s market capitalization relative to its carrying value.
AIEV - Research and Development

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Research and development	$16,757	$25,227	$(8,470)	(33.6)%
R&D expense decreased by $8.5 million for the year ended December 31, 2025, compared to the same period in 2024. The decrease was primarily driven by a $7.0 million reduction in wages and related benefit, including lower bonus expense, and a $6.6 million reduction in IT-related R&D expenses These decreases were partially offset by a $3.3 million increase in operating consumables and equipment rental—costs for prototype parts, vehicle purchases for testing, and services supporting development of the FX vehicle platform—as well as $2.4 million of lower cost allocations to cost of sales in the current period.
Throughout 2025, R&D activities primarily supported the FX Super One program, including final validation, U.S. homologation testing, and production readiness initiatives. Development efforts included vehicle performance and durability testing, integration of Advanced Driver Assistance Systems (ADAS), supplier coordination, and prototype tooling. The Company also provided engineering support for technical preparations in the United Arab Emirates (U.A.E.) to align manufacturing standards and production planning under its global bridge strategy.

As the Company transitions from an R&D-intensive phase toward commercial production, resources are being strategically reallocated to manufacturing engineering, quality validation, and process optimization. Current R&D initiatives remain focused on vehicle performance, safety system enhancements, and software refinement, in collaboration with key technology and supply-chain partners to support scalable FX Series production readiness. During the year, the Company entered into a strategic mass-production engineering services agreement with a major global automotive manufacturer to support manufacturing engineering, validation, and production ramp-up activities for the FX Super One. Activities under this agreement are expected to facilitate commercial production readiness, with associated costs incurred primarily as development and engineering expenditures.
In the first quarter of 2026, the Company expanded its technology development initiatives to include robotics applications, leveraging its intelligent mobility platform and software capabilities to explore opportunities in advanced automation and AI-enabled systems. This initiative is intended to complement the Company’s broader intelligent vehicle strategy and support long-term technology diversification.
AIEV - Settlement of Accrued Research and Development expenses

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Settlement on accrued research and development expenses	$—	$(14,935)	$14,935	NM*
*NM = not meaningful
A $14.9 million gain from the settlement of previously accrued research and development expenses was recognized during the year ended December 31, 2024, with no comparable gain or loss recognized during the year ended December 31, 2025. This gain resulted from a settlement that resolved ongoing disputes over unpaid invoices due to Palantir.
AIEV - Sales and Marketing

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Sales and marketing	$12,310	$9,278	$3,032	32.7%
Sales and marketing expense increased by $3.0 million for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily driven by a $5.9 million rise in marketing expenses related to the launch and promotion of the FX Super One, including digital campaigns, content development, influencer engagement, and event activations. Additional costs were incurred from expanded marketing activities in the Middle East to support brand visibility in international markets. These increases were partially offset by a $2.3 million decrease in rent and related expense and a $0.9 million reduction in wages and related benefits, including lower bonus expense.
Throughout 2025, the Company executed an event-driven marketing strategy centered on its Co-Creation model, engaging industry leaders, influencers, and early adopters to promote the brand and its vehicles. This approach supported expanded global visibility through high-profile activations, including the FX Super One global launch in Los Angeles, participation in the Pebble Beach automotive showcase, and the 919 Futurist Day & Stockholders’ Community Day. These initiatives were designed to strengthen brand awareness and customer engagement while maintaining disciplined marketing spend and focused resource allocation.
The Company also advanced its international marketing presence, particularly in the Middle East, through localized brand activations, regional events, and targeted customer outreach aligned with future market entry plans. These efforts contributed to increased brand recognition and FX Super One reservation activity. The combination of experiential events, digital marketing initiatives, and strategic influencer partnerships supported sustained brand momentum while managing overall marketing costs.
Looking ahead, the Company expects marketing activities to remain aligned with its transition toward commercial production of the FX Series, with continued emphasis on targeted launch events, digital engagement, and market-specific activation strategies designed to support reservation conversion and brand positioning in priority regions.

In the first quarter of 2026, the Company expanded its brand and technology outreach to include robotics-related initiatives, leveraging its intelligent mobility platform and AI capabilities. Marketing efforts associated with this initiative are intended to introduce the Company’s broader technology ecosystem and support long-term brand diversification beyond electric vehicles.
AIEV - General and Administrative

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
General and administrative	$52,615	$43,164	$9,451	21.9%
General and administrative expense increased by $9,451 for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily driven by a $17.3 million increase in professional fees, reflecting higher legal expenses, audit and advisory fees, SOX compliance support, and services provided under the FFGP agreement. Wages and related benefit costs increased by $3.7 million due to higher salaries and nondiscretionary bonuses.and a $2.3 million decrease in costs allocated to cost of sales. These increases were partially offset by a $4.0 million reduction in insurance costs, primarily due to lower directors and officers (“D&O”) insurance premiums and other corporate insurance savings, $6.6 million lower depreciation and amortization expense, as well as $2.1 million of lower rent expense in the current period.
Throughout 2025, the Company continued, to experience elevated general and administrative costs as it managed increased legal, compliance, and governance requirements. These included expenses associated with the SEC investigation, the implementation of temporary governance adjustments, enhanced Sarbanes-Oxley compliance activities, and recurring Form S-1 registration filings to facilitate the resale of shares issued upon conversion of certain convertible debt instruments. Professional service costs also increased in connection with the opening of operations in the United Arab Emirates, the negotiation and execution of a major mass-production engineering services agreement, research and structuring of new preferred equity issuances, the acquisition and integration of AIXC, robotics-related strategic initiatives, and advisory support related to evolving tariff and trade matters. Staffing levels remained higher year-over-year in both the U.S. and China to support these expanded activities, resulting in increased wages and related benefits despite lower discretionary bonus expense. Although management implemented efficiency initiatives, including vendor consolidation, office space optimization, and administrative streamlining, overall G&A expenses remained elevated due to the Company’s expanded regulatory, transactional, and strategic initiatives.
AIEV - Loss from disposal of property, plant and equipment

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Loss on disposal of property, plant, and equipment	$2,459	$1,667	$792	47.5%
Loss on disposal of property, plant, and equipment increased by approximately $0.8 million for the year ended December 31, 2025, compared to the same period in 2024. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.
AIEV - Asset Impairment

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Impairment of long-lived assets and deposits	$137,435	$1,847	$135,588	NM*
* NM = not meaningful
During the year ended December 31, 2025, the Company recorded total impairment charges of approximately $137.4 million related to long-lived assets. Based on the results of an independent third-party tangible asset valuation study performed in connection with identified triggering events under ASC 360, the Company recorded impairment charges of $128.9 million related to Property, Plant, and Equipment, Net, and $8.5 million related to Deposits and Other Current Assets.
The 2025 impairment was primarily attributable to certain tooling, machinery, and manufacturing equipment located at vendor sites and at the Company’s FF aiFactory California production facility in Hanford, California. These assets were determined to be impaired following a reassessment of operational plans and near-term production forecasts, including the Company’s strategic shift from FF 91 program activities toward the planned FF 92 upgrade program and reorganization and retooling efforts in preparation for the commercial production of the FX Super One. Triggering events included the elimination of federal EV tax credits, escalating U.S.–China trade tensions, and the Company’s market capitalization relative to the carrying value of its long-lived assets.
During the year ended December 31, 2024, the Company recorded an impairment loss related to lease right-of-use (“ROU”) assets. This charge resulted from facility exits, including a leased retail store, a research facility, and an administrative location in China, as the Company negotiated lease terminations with landlords. No property, plant, and equipment impairment charges were recorded during 2024.
AIEV - Goodwill Impairment

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Impairment of goodwill	$4,450	$—	$4,450	NM*
NM = not meaningful
During the year ended December 31, 2025, $4.5 million of the $4.5 million consolidated goodwill impairment charge related to the AIXC business acquired in September 2025 was allocated to AIEV for segment reporting purposes.
AIEV - Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$48,675	$(12,556)	$61,231	(487.7)%
The $61.2 million year-over-year improvement reflects the combined effects of losses recognized upon initial issuance of instruments and subsequent fair value remeasurement.
Losses recognized at issuance remained elevated in 2025, totaling approximately $61.9 million, compared to approximately $49.6 million in 2024. The increase was driven primarily by higher common stock warrant issuance activity following the execution of new SPAs beginning in the second half of 2024, which provided for increased warrant coverage relative to legacy arrangements. In addition, derivative call options (Incremental Warrants) were first recognized in December 2024 after a spike in the Company’s stock price caused these instruments to become in-the-money, contributing to higher issuance-related losses in late 2024 and continuing through much of 2025. Issuance activity declined significantly in the fourth quarter of 2025, which moderated incremental issuance-related losses toward year end.
More than offsetting these losses, we recognized substantially higher gains from fair value remeasurement in 2025, totaling approximately $124.2 million, compared to approximately $39.9 million in 2024. This increase was driven by a materially larger population of equity-linked instruments outstanding during the period, particularly warrants and Incremental Warrants, together with a sustained decline in the Company’s stock price during 2025. Immediately prior to certain warrant cancellations on December 28, 2025, there were 56,584,917 SPA Portfolio third-party warrants outstanding, compared to 5,931,638 outstanding as of December 31, 2024. As our stock price declined over the course of 2025, the fair value of notes, warrants, and derivative call options decreased, resulting in a larger net remeasurement gain for the year.
AIEV - Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	$(1,627)	$253	$(1,880)	(743.1)%
The Change in fair value of related party notes payable, warrant liabilities, and derivative call options increased by $1.9 million for the year ended December 31, 2025, when compared with the same period in 2024. Significant driving factors include (1) an increase in related party activity, such as issuance and conversion of the related party 2025 March Unsecured SPA Notes, warrants, and Incremental Warrants and (2) the recognition of day-one losses upon issuance of related party 2025 March Unsecured SPA Notes and associated instruments. We issued related party SPA Portfolio Notes with a principal value of $5.0 million during the year ended December 31, 2025. Upon issuance the Company recognized a day-one loss of $3.6 million, as the combined fair value of the SPA Portfolio Note, SPA Portfolio Note Warrant, and Incremental Warrant exceeded the cash proceeds received. These issuance-date losses were further offset by net $2.2 million gain from the remeasurement of related party notes payable, related party warrant liabilities, and related party Incremental Warrants as of December 31, 2025. The fair value of our related party instruments decreased during the period ended December 31, 2025, primarily due to a decrease in our Class A Common Stock price over the period since the first issuance of 2025 March Unsecured SPA Notes to related parties in March 2025.
There was no significant related party debt activity during the year ended December 31, 2024.
AIEV - Loss on Settlement of Notes Payable

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Loss on settlement of notes payable	$(100,524)	$(161,725)	$61,201	(37.8)%
The $61.2 million decrease in Loss on settlement of notes payable, compared to the prior year, primarily reflects a lower loss recognized per dollar of principal converted during 2025, and to a lesser extent, a lower overall volume of debt conversions. During the year ended December 31, 2025, we converted $125.0 million of principal into 117,784,999 shares of Class A common stock, compared to $141.6 million of principal converted into 62,141,799 shares during the year ended December 31, 2024. Despite a relatively similar level of principal converted, the year-over-year decrease in loss on settlement of notes payable primarily reflects a lower loss recognized per dollar of principal. The annual average loss per dollar of principal declined to approximately $0.80 in 2025 compared to approximately $1.12 in 2024. This period-over-period improvement was primarily driven by differences in conversion pricing mechanics and the relative timing of stock price movements between the periods. During the first six months of 2024, conversions occurred at fixed conversion prices in an environment where our stock price increased prior to settlement, resulting in higher extinguishment losses as the fair value of equity delivered exceeded the carrying amount of the debt extinguished. In contrast, the 2025 conversions incorporated variable pricing features for the whole period that generally reduced the differential between the fair value of equity issued and the carrying amount of the Notes settled, particularly during periods of lower and less volatile stock prices. Additionally, the lower loss per dollar in 2025 reflects the reduced contractual interest rate on the notes (10% in 2025 versus 15% in 2024) and the absence of make-whole provisions that were applicable to certain conversions during the first half of 2024.
AIEV - Loss on Settlement of Related Party Notes Payable

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Loss on settlement of related party notes payable	$(5,128)	$(14,295)	$9,167	(64.1)%
During the year ended December 31, 2025 a related party converted various notes with an aggregate principal of $6.5 million in exchange for 6,326,566.00 shares of our Class A Common Stock. We recognized a $5.1 million Loss on settlement of related party notes payable for the difference between the fair value of the shares issued and the fair value of the debt. instrument. During the year ended December 31, 2024, a related party converted only $0.7 million of principal and we recognized a modest Loss on settlement of related party notes payable of $0.2 million.
During the year ended December 31, 2024 we recognized a $14.1 million loss on related party notes related to interest, penalties, and principal increases resulting from our breach of the agreement with Chongqing Leshi Small Loan Co., Ltd. (“Chongqing”), as discussed in Note 9, Related Party Transactions in the notes to the Consolidated Financial Statements. There was no breach of our agreement with Chongqing during the years ended December 31, 2025 and 2024.

AIEV - Interest Expense

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Interest expense	$(8,296)	$(7,895)	$(401)	5.1%
Interest expense decreased by approximately $0.4 million for the year ended December 31, 2025, compared to the same period in 2024. This decrease was primarily due to interest expense allocated to construction in progress, partially offset by higher interest costs associated with our financial obligations related to the FF aiFactory California manufacturing facility in Hanford, California. The interest expense on this financing obligation increases over time under the effective interest method, as the principal balance remains outstanding until maturity, with capitalized tenant improvement costs funded by a third party also increasing the carrying amount of the liability.
AIEV - Related Party Interest Expense

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Related party interest expense	$—	$(8,710)	$8,710	(100.0%)
Related party interest expense decreased by $8.7 million for the year ended December 31, 2025, compared to the same period in 2024. The decrease was primarily driven by our default in the first quarter of 2024 on the loan with our related party lender, Chongqing, which triggered retroactive interest charges and penalties under the prior agreement. Under the revised loan agreement, no interest is incurred unless the Company defaults.
AIEV - Loss on Digital Assets, net

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Net loss on digital assets	$(529)	$—	$(529)	NM *
* NM = not meaningful
Net loss on digital assets increased by $0.5 million for the year ended December 31, 2025, compared to the same period in 2024. The change was attributable to digital asset transactions within the AIEV segment during 2025. During the year, the Company purchased and subsequently sold certain cryptocurrencies, resulting in realized losses based on the difference between sales proceeds and the historical cost of the assets sold.
In addition, the Company recognized unrealized losses on digital assets held at year end due to declines in quoted market prices relative to their carrying values. Digital assets are measured at fair value, with changes in fair value recognized in earnings. The net loss for 2025 reflects both realized losses from sales activity and fair value adjustments driven by cryptocurrency market volatility. There were no digital asset transactions or related gains or losses during the year ended December 31, 2024.
AIEV - Other Income (Expense), net

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Other income (loss), net	$4,692	$(1,448)	$6,140	424.0%
Other income, net increased by $6.1 million for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily driven by lower foreign currency transaction losses in 2025. Although the Chinese yuan appreciated against the U.S. dollar during the current period, overall exchange rate movements were less volatile than the U.S. dollar appreciation experienced in 2024, resulting in a reduced foreign currency impact on the Company’s RMB-denominated monetary balances. Foreign currency effects related to the Company’s operations in the United Arab Emirates were not significant, as the UAE Dirham is pegged to the U.S. dollar.

AIXC Results of Operations
AIXC - Statements of Operations

	Year Ended December 31,
(in thousands)	2025	2024
Operating expenses
Research and development	$(154)	$—
General and administrative	3,118	—
Impairment of goodwill	—	—
Credit loss expense - short-term note receivable	4,294	—
Total operating expenses	7,258	—

Loss from operations	(7,258)	—
Change in fair value of notes payable, warrant liabilities, and derivative call options	418	—
Interest expense	(353)	—
Net loss on digital assets	(3,588)	—
Other income (loss), net	291	—
Loss before income taxes	(10,490)	—
Income tax (expense) benefit	—	—
Net loss	$(10,490)	$—
AIXC - Research and Development

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Research and development	$(154)	$—	$(154)	NM *
NM = not meaningful
R&D expense increased by $154 thousand for the year ended December 31, 2025, compared to the same period in 2024. The increase reflects AIXC’s research and development activity during the fourth quarter of 2025 following its acquisition. As AIXC was not part of the Company in the prior year period, the amounts are not comparable. The overall impact on consolidated results was immaterial.
AIXC - General and Administrative

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
General and administrative	$3,118	$—	$3,118	NM *
NM = not meaningful
General and administrative expense increased by $3.1 million for the year ended December 31, 2025, compared to the same period in 2024. The increase reflects AIXC’s fourth-quarter operating activity following its acquisition, primarily driven by professional services, consulting and accounting fees, master service fees, marketing expenses, and personnel-related costs. As AIXC was not part of the Company in the prior-year period, amounts are not comparable.

AIXC - Credit Loss

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Credit loss expense - short-term note receivable	$4,294	$—	$4,294	NM*
NM = not meaningful
During the year ended December 31, 2025, we recorded a $4.3 million of credit loss expense primarily related to the Marizyme promissory note acquired in connection with the AIXC business combination. In accordance with ASC 326, the Company evaluated the collectability of the note and recorded an allowance for expected credit losses based on an assessment of the borrower’s financial condition, liquidity constraints, and uncertainty regarding repayment.
The increase in credit loss expense in 2025 reflects updated information obtained following the acquisition, including continued operating losses at the borrower and heightened uncertainty surrounding its ability to satisfy the note in accordance with contractual terms. There was no comparable credit loss expense in 2024, as the note was not held by the Company prior to the AIXC acquisition.
AIXC - Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$418	$—	$418	NM *
* NM = not meaningful
The change in fair value of financial instruments was $0.4 million for the year ended December 31, 2025, reflecting the period-end remeasurement of AIXC’s single fair value–measured instrument following its acquisition. There were no comparable amounts in the prior year.
AIXC - Interest Expense

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Interest expense	$(353)	$—	$(353)	NM *
NM = not meaningful
Interest expense increased by approximately $353 thousand for the year ended December 31, 2025, compared to the same period in 2024. The increase reflects interest incurred on AIXC’s outstanding debt obligations during the fourth quarter of 2025 following its acquisition. As AIXC was not part of the Company in the prior-year period, amounts are not comparable.
AIXC - Net Loss on Digital Assets, net

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Net loss on digital assets	$(3,588)	$—	$(3,588)	NM *
NM = not meaningful
Net loss on digital assets increased by $3.6 million for the year ended December 31, 2025, compared to the same period in 2024. The increase reflects digital asset activity during the fourth quarter of 2025 following the acquisition of AIXC. Prior to the acquisition, AIXC operated as a biologics-focused company and did not engage in digital asset transactions. The 2025 loss includes realized losses on sales and unrealized losses from period-end fair value remeasurement, as digital assets are measured at fair value with changes recognized in earnings.
AIXC - Other Income (loss), net

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Other income (loss), net	$291	$—	$291	NM *
NM = not meaningful
Other income, net increased by $0.3 million for the year ended December 31, 2025, compared to the same period in 2024. The increase reflects miscellaneous non-operating items recognized during the fourth quarter of 2025 following the acquisition of AIXC, including interest income and other routine adjustments. As AIXC was not part of the Company in the prior-year period, there are no comparable amounts.
Liquidity and Capital Resources
Going Concern
Conditions Raising Substantial Doubt
We have evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. In accordance with ASC 205-40, Presentation of Financial Statements — Going Concern, management considered our recurring losses from operations since inception and continued cash outflows from operating activities. Based on this evaluation, we concluded that substantial doubt exists regarding our ability to continue as a going concern for the one-year period following issuance of these Consolidated Financial Statements.
We have devoted, and expect to continue to devote, substantial effort and capital resources to strategic planning, engineering, design, and development of our electric vehicle platform, development of vehicle models, completion of the FF aiFactory California manufacturing facility, and capital raising activities. As of December 31, 2025, we had an accumulated deficit of $4,705.0 million, unrestricted cash of $34.9 million, and negative working capital of $79.7 million. These conditions contribute to the substantial doubt determination under ASC 205-40.
We project that we will require substantial additional funding to continue operations, advance development and future production planning related to its FF Series program,, initiate production of our FX Series vehicles, and commence our planned robotics production initiative in the first quarter of 2026. If additional capital is not secured, we may not have sufficient resources to meet our obligations or continue operations, which could result in bankruptcy protection and asset liquidation, with equity holders receiving little to no recovery. Although we expect that the launch of the FX Series and the planned robotics initiative may support future revenue generation and operational performance, these initiatives are subject to execution, market acceptance, and funding risks, and there can be no assurance that sufficient liquidity will be generated within the next twelve months.
The consolidation of AIXC did not materially improve our near-term liquidity position or alter our current working capital constraints. Although AIXC may support longer-term business initiatives, it does not alleviate the substantial doubt that exists regarding our ability to continue as a going concern within the next twelve months.
Management’s Plans
In accordance with ASC 205-40, management has developed plans intended to mitigate the conditions that give rise to substantial doubt. We have historically funded operations primarily through the issuance of notes payable, related party convertible notes (see Note 8 and Note 9), and the sale of common stock. We intend to continue pursuing these funding sources.
We have issued various financing arrangements collectively known as the SPA Portfolio Notes. These are categorized as follows: (i) Secured SPA Notes; (ii) 2023 Unsecured SPA Notes; (iii) Junior Secured SPA Notes; (iv) 2024 Unsecured SPA Notes (v), 2025 March Unsecured SPA Notes, and (vi) 2025 July Unsecured SPA Notes, and 2025 July Unsecured SPA Notes. As of December 31, 2025, the SPA Portfolio Notes were in good standing.

As of December 31, 2025, SPA Commitments totaled $739.0 million, of which $503.3 million was funded, $186.2 million expired unfunded, $49.5 million remained to be funded, and $51.1 million in principal was outstanding. Optional Commitments totaled $467.0 million, of which $111.0 million was funded, $315.5 million expired unfunded, $40.5 million remained to be funded, and $23.3 million was outstanding. Remaining amounts are subject to closing conditions, including minimum share price and trading volume requirements.
We may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional financing on acceptable terms or at all.
We have implemented capital raising initiatives, including our At-The-Market (“ATM”) offering program, subject to authorized share availability and compliance with securities laws and Nasdaq listing requirements.
Operational Context
During 2023, we commenced deliveries of the FF 91. We currently manufacturing the FF 91 and plans to manufacture FF 92 models within the FF Series. The FX Series was launched in 2025, beginning with the Super One model, and the Company is currently accepting reservation deposits. Series production is expected following completion of production readiness activities.
In 2025, the Company also advanced initiatives in robotics and intelligent automation and continued developing digital asset initiatives. These initiatives may require additional capital and are not expected to generate near-term cash flows.
Equity Issuance Constraints and ATM Program
On September 26, 2023, we entered into a sales agreement under its ATM Program permitting aggregate gross sales proceeds of up to $90.0 million, subject to share availability and regulatory compliance.
Due to the late filing of the September 30, 2025 Form 10-Q, we are ineligible to access the ATM Program until no earlier than December 1, 2026, assuming continued compliance with SEC reporting requirements thereafter.
Our ability to issue additional shares is constrained by authorized share limits and anti-dilution provisions in certain debt and equity instruments, which could increase share issuance requirements.
Strategic Investment
On September 29, 2025, we completed our investment in AIXC. This transaction was executed as part of a broader strategy to pursue non-automotive initiatives. AIXC’s historical operations were immaterial to consolidated results for the year ended December 31, 2025.
Risks Affecting Liquidity
We continue to explore financing alternatives; however, delays in securing funding commitments have constrained production activities. Capital raising efforts may be unsuccessful or delayed, and projections may underestimate professional fees and financing-related costs.
Our capital raising efforts remain subject to Nasdaq listing standards, authorized share limitations, and anti-dilution features in existing instruments.
Our liquidity is also influenced by supplier payment terms, advance deposit requirements, reliance on third-party partners, and capital market conditions affecting the electric vehicle industry.
Elevated U.S. import tariffs on EV components sourced from China may increase manufacturing costs as production scales. While tariffs did not materially impact 2025 cost of goods sold due to limited production volume, continued reliance on China-based suppliers may increase input costs and funding needs.
Going Concern Determination
Despite management’s plans, our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern within one year after the date these Consolidated Financial Statements are issued, as contemplated by ASC 205-40.
Basis of Presentation

The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Consolidated Financial Statements have been prepared assuming we will continue as a going concern.
Sources of Liquidity
As of December 31, 2025, our principal source of liquidity was cash on hand totaling $34.9 million, which was held for working capital and general corporate purposes. We also have access to various sources of additional capital, including the SEPA and the SPA Commitments. Our ability to access these sources of capital and further information on amounts available is discussed in Note 2, Liquidity and Capital Resources and Going Concern, of the notes to the Consolidated Financial Statements included in this Form 10-K.
Significant Related Party Notes Payable and Notes Payable Facilities
We have been significantly funded by notes payable from related parties and third parties. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by our founder and Chief Product and User Ecosystem Officer (who, in April 2025, became Global Co-CEO). Effective August 13, 2025, during the pendency of the SEC investigation, Mr. Jia was temporarily excluded from oversight of the finance, legal, accounting, and public reporting functions. For more information on the outstanding related party notes payable and notes payable as well as the related schedules of maturities, see Note 8, Notes Payable, and Note 9, Related Party Transactions, of the notes to the Consolidated Financial Statements included in this Form 10-K.
Notes payable with third parties and related parties are summarized in the following tables as of June 30, 2025, including contractual maturities, stated interest rates, unpaid principal balances, fair value adjustments, original issue discounts (including amounts allocated to warrants), and net carrying values.
Most of our notes payable are measured under the fair value option, with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Loss. Because these instruments are carried at fair value, no effective interest rate is presented. While the SPA Portfolio Notes bear stated interest rates of 10% or 15%, our effective cost of capital is substantially higher. Each SPA Portfolio Note permits settlement in shares at a value exceeding the stated principal and accrued interest. In addition, each holder receives an SPA Portfolio Warrant, and certain holders receive an Incremental Warrant. These features significantly increase the effective cost of capital beyond the stated rates. The financial impact of the SPA Portfolio Notes is reflected in changes in fair value and losses on extinguishment, as presented in our Consolidated Statements of Operations and Comprehensive Loss.

Third-Party Notes Payable (December 31, 2025)

December 31, 2025
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
2023 Unsecured SPA Notes	Various through November 2031	10%	-	15%	$8,100	$(622)	$(810)	$6,668
Junior Secured SPA Notes	Various through December 2030	10%	12,107	(705)	—	11,402
2024 Unsecured SPA Notes	Various through December 2030	10%	6,070	(252)	—	5,818
2025 March Unsecured SPA Notes	Various dates in 2030	10%	5,508	(1,096)	(2,304)	2,108
2025 July Unsecured SPA Notes	August 2030	10%	37,592	(3,079)	(7,717)	26,796
Unsecured Convertible Notes	June 2026	4.27%	5,000	(1,558)	—	3,442
Notes payable – China other	Due on Demand	—%	4,290	—	—	4,290
2025 Convertible Note - AIXC	January 2026	—%	132	32	(22)	142
$78,799	$(7,280)	$(10,853)	$60,666

Notes payable, current portion	$4,432
Notes payable, long-term portion	$56,234
Related Party Notes Payable (December 31, 2025)

	December 31, 2025
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Notes Payable — China	April 2027	18.0% (1)	$3,775
Notes Payable on Demand — China	Due on Demand	—%	429
Other Notes	Due on Demand	12.0%	75
			$4,279

Related party notes payable, current			$3,507
Related party notes payable, long-term			$772
_______________
(1) The restructured loan bears no stated interest, and the repayment schedule requires fixed installment payments through the contractual maturity date. If the Company fails to comply with the payment schedule, interest at a rate of 18.0% would be retroactively applied to the unpaid balance. During the term of the revised loan, the Company was not in default with respect to the payment schedule, and no contingent interest has been recorded as of December 31, 2025.

Cash Flow Analysis

(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(107,576)	$(70,186)
Investing activities	$(23,457)	$(7,382)
Financing activities	$161,402	$80,733
Effect of exchange rate changes on cash and restricted cash	$(2,589)	$(16)
Operating Activities
We continue to experience negative operating cash flows as we advance the design and development of our vehicles and expand our infrastructure in both the United States and China. Our operating cash flows are significantly affected by fluctuations in working capital components, including changes in personnel expenses, accounts payable, accrued interest, other current liabilities, deposits, and current assets. For the year ended December 31, 2025, net cash used in operating activities was $107.6 million, compared to $70.2 million for the same period in 2024, reflecting a $37.4 million increase in cash outflows.
Net Loss: The $41.2 million increase in Net loss in 2025 compared to the same period in 2024, reflecting an unfavorable change in result year over year. This change includes various non-cash items that are excluded in calculating cash flow from operating activities.
Non-cash adjustments: Non-cash adjustments increased by $39.0 million for the year ended December 31, 2025 compared to the same period in 2024. This increase was comprised of a $135.6 million increase in Asset impairment, a $17.4 million increase in Reserve on inventory, and a $14.9 million decrease in Settlement on accrued research and development expenses. These adjustments were partially offset by a $64.2 million Change in fair value of notes payable, warrant liabilities, and derivative liabilities, a $61.2 million reduction in Loss on settlement of notes payable, and a $9.2 million reduction Loss on settlement of related party notes payable. As these adjustments do not represent actual cash changes, they are disclosed for reconciliation purposes consistent with the cash flow statement.
Changes in working capital: Changes in working capital decreased by $35.2 million for the year ended December 31, 2025 compared to the same period in 2024. For the year ended December 31, 2025, changes in working capital included unfavorable shifts in our operating assets and liabilities. Notable contributors to the change were a $12.8 million change in Accrued expenses and other current liabilities, and a $8.7 million change in Related party accrued interest expense, and a $5.6 million change in Inventory. While these figures are detailed in the cash flow statement, they underscore the critical role that effective working capital management has played in reducing our operating cash outflows. The reductions in cash outlays for working capital purposes result from our cost-saving and cash management measures.
Investing Activities
Net cash used in investing activities was $23.5 million for the year ended December 31, 2025, compared to $7.4 million for the same period in 2024, reflecting an increase of $16.1 million. The higher use of cash was primarily attributable to a $27.0 million due to Purchase of digital assets and $1.1 million of net investment related to our acquisition of AIXC. This outflow was partially offset by a $12.6 million of proceeds received from the Sale of digital assets. The Company continues to manage through liquidity constraints; however, these strategic outlays contributed to the elevated level of investing activity during the period.
Financing Activities
Amid a challenging financing environment, we are actively seeking strategic opportunities to boost our cash reserves and support growth using a mix of convertible loans and non-convertible funding. For the year ended December 31, 2025, financing activities provided a net cash inflow of $161.4 million, compared to a net cash inflow of $80.7 million for the same period in 2024—an increase of $80.7 million. The improvement reflects the Company’s continued ability to secure financing despite a challenging capital markets environment. In 2025, proceeds from notes payable were $151.7 million, up by $83.6 million from $68.1 million in 2024. Our proceeds from related party notes payable increased to $4.7 million in 2025 from $3.1 million in 2024, an increase of $1.7 million. Financing activities also included $9.9 million of net proceeds from a follow-on capital contribution related to AIXC, after issuance costs. These net aggregate inflows were offset by increases in payments of notes payable and other financing obligations, which totaled $4.0 million and $4.5 million, respectively, and a decline in Proceeds from related party notes payable, net of original issuance discount of $6.7 million during 2025.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The exchange rates effect on cash and restricted cash was $2.6 million and zero for the years ended December 31, 2025 and 2024, respectively. The effects of exchange rate changes on cash and restricted cash result from fluctuations on the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Yuan. Fluctuations in exchange rates against the U.S. Dollar may positively or negatively affect our operating results.
Off-Balance Sheet Arrangements
We did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, we did not have any off-balance sheet arrangements as of December 31, 2025 and 2024.
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
For a description of our significant accounting policies, see Note 1, Nature of Business and Organization, Basis of Presentation, and Summary of Significant Accounting Policies of the notes to Consolidated Financial Statements included elsewhere in this Form 10-K. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the Consolidated Financial Statements Management believes the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.
Impairment of Long-Lived Assets
Description
We assess our long-lived assets, consisting primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
The Company measures impairment based on the excess of carrying value over estimated fair value. Fair value is determined using valuation techniques appropriate for the nature of the underlying assets, which may include a cost approach, market approach, or income approach. For the year ended December 31, 2025, the Company primarily utilized a cost approach to estimate the fair value of certain long-lived assets, reflecting replacement cost adjusted for physical deterioration and economic obsolescence.
Judgments and Uncertainties
The Company estimated fair value with the assistance of an independent valuation specialist, primarily using a cost approach. Key assumptions include estimates of replacement cost, economic obsolescence, physical depreciation, and the timing required for assets to be placed into their intended use. These assumptions are based on management’s assessment of current and expected operating conditions, production readiness, and future utilization of the assets, together with valuation methodologies applied by the independent valuation specialist. The Company also considers market-based and other external information, as applicable, in evaluating the reasonableness of these assumptions.
Changes in these assumptions, including estimates of economic obsolescence or expected asset utilization, could result in materially different fair value measurements and corresponding impairment charges.
Effect if Actual Results Differ from Assumptions
If actual conditions differ from management’s assumptions, including assumptions regarding replacement cost, economic obsolescence, physical depreciation, or the expected timing of placing assets into their intended use, the resulting fair value estimates could change and additional impairment charges could be required4
.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Faraday Future Intelligent Electric Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Faraday Future Intelligent Electric Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2025, and the related consolidated statement of operations and comprehensive loss, changes in equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 in the financial statements, the Company suffers from recurring losses, has a negative working capital and an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ HTL International, LLC

We have served as the Company’s auditor since 2025.

Houston, Texas

March 31, 2026

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

/s/ Macias Gini & O’Connell LLP
We served as the Company’s auditor in 2024.
New York, NY
March 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Faraday Future Intelligent Electric Inc. Consolidated Balance Sheets (in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$34,927	$7,144
Restricted cash	27	30
Digital assets	10,250	—
Accounts receivable	257	—
Notes receivable, net of allowance for credit losses of $4,555 at December 31, 2025	343	—
Inventory, net (see Note 4)	3,258	27,486
Deposits (see Note 5)	10,499	31,094
Other current assets (see Note 5)	8,963	6,127
Total current assets	68,524	71,881
Property, plant and equipment, net	155,303	348,587
Operating lease right-of-use assets, net	4,950	1,761
Intangible assets, net	4,639	1,042
Goodwill	25,764	—
Other non-current assets (see Notes 4 and 5)	18,682	2,129
Total assets	$277,862	$425,400
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$57,277	$71,414
Accrued expenses and other current liabilities	45,499	45,677
Related party accrued expenses and other current liabilities	13,179	11,077
Warrant liabilities	1,950	28,864
Accrued interest	—	25
Related party accrued interest	19,933	23,227
Other financing liabilities, current portion	951	761
Operating lease liabilities, current portion	1,443	2,128
Notes payable, current portion	4,432	4,224
Related party notes payable	3,507	5,310
Total current liabilities	148,171	192,707

Other financing liabilities, long term portion	46,867	38,698
Operating lease liabilities, long term portion	3,471	14
Notes payable, long term portion	56,234	45,264
Related party notes payable, long term portion	772	2,754
Derivative call options	10,042	29,709
Related party derivative call options	2,504	—
Other liabilities	2,042	1,287
Total liabilities	270,103	310,433

Commitments and Contingencies (Note 12)

Stockholders equity (deficit)
Class A Common Stock, 0.0001 par value; 228,041,297 and 99,815,625 shares authorized; 199,130,727 and 65,919,127 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	21	6
Class B Common Stock, 0.0001 par value; 4,429,688 shares authorized; 6,667 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Preferred Stock, 0.0001 par value; 5,931,000 and 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024 respectively; one and zero shares issued and outstanding as of December 31, 2025 and December 31, 2024 respectively	—	—
Series B Preferred Stock, $0.0001 par value; 12,000,000 and zero shares authorized as of December 31, 2025 and December 31, 2024 respectively; 7,184,760 and zero shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	4,673,866	4,421,563
Accumulated other comprehensive income	3,817	7,744
Accumulated deficit	(4,705,042)	(4,314,346)
Total stockholders’ equity (deficit) attributable to the Company	(27,338)	114,967
Noncontrolling interest	35,097	—
Total stockholders' equity (deficit)	7,759	114,967
Total liabilities and stockholders’ equity (deficit)	$277,862	$425,400
The accompanying notes are an integral part of these Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	2025	2024
Revenue	$536	$539
Cost of revenue	98,302	84,029
Gross profit	(97,766)	(83,490)
Operating expenses
Research and development	16,603	25,227
Settlement on accrued research and development expenses	—	(14,935)
Sales and marketing	12,310	9,278
General and administrative	55,733	43,164
Loss on disposal of property, plant, and equipment	2,459	1,667
Impairment of long-lived assets and deposits	137,435	1,847
Impairment of goodwill	4,450	—
Credit loss expense - short-term note receivable	4,294	—
Total operating expenses	233,284	66,248

Loss from operations	(331,050)	(149,738)
Change in fair value of notes payable, warrant liabilities, and derivative call options	49,093	(12,556)
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	(1,627)	253
Loss on settlement of notes payable	(100,524)	(161,725)
Loss on settlement of related party notes payable	(5,128)	(14,295)
Interest expense	(8,649)	(7,895)
Related party interest expense	—	(8,710)
Net loss on digital assets	(4,117)	—
Other (loss) income, net	4,983	(1,448)
Loss before income taxes	(397,019)	(356,114)
Income tax (expense) benefit	(63)	267
Net loss	$(397,082)	$(355,847)
Less: Net Loss attributable to noncontrolling interest	6,386	—
Net Loss attributable to Faraday Future Intelligent Electric Inc.	$(390,696)	$(355,847)

Per share information (See Note 17):
Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(3.14)	$(19.61)
Diluted	$(3.14)	$(19.61)
Weighted average common shares used in computing net loss per share of Class A and Class B Common Stock:
Basic	124,299,591	18,529,525
Diluted	124,299,591	18,529,525

Total comprehensive loss
Net loss	$(397,082)	$(355,847)
Foreign currency translation adjustment	(3,927)	1,882
Total comprehensive loss	$(401,009)	$(353,965)
The accompanying notes are an integral part of these Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock				Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit) Attributable to the Company	Noncontrolling Interests	Total Stockholder’s Equity (Deficit)
	Class A		Class B		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	65,919,127	$6	6,667	$—	—	$—	$4,421,563	$7,744	$(4,314,346)	$114,967	$—	$114,967
Conversion of notes payable and accrued interest into Class A Common Stock ( Note 8)	124,111,566	13	—	—	(7,536,154)	—	189,949	—	—	189,962	—	189,962
Issuance of preferred stock series B to SPA noteholders	—	—	—	—	14,720,914	—	—	—	—	—	—	—
Reclassification of SPA warrants from liability to equity	—	—	—	—	—	—	7,134	—	—	7,134	—	7,134
Settlements with issuance of Class A Common Stock (Note 13)	1,320,722	—	—	—	—	—	1,833	—	—	1,833	—	1,833
Issuance of equity-classified warrants	—	—	—	—	—	—	1	—	—	1	—	1
Related party debt restructuring	—	—	—	—	—	—	3,767	—	—	3,767	—	3,767
Cancellation of warrants	—	—	—	—	—	—	27,407	—	—	27,407	—	27,407
Stock-based compensation	—	—	—	—	—	—	447	—	—	447	—	447
Exercise of warrants	7,516,026	2	—	—	—	—	21,691	—	—	21,693	—	21,693
Sell-to-cover tax withholding on equity awards	12,069	—	—	—	—	—	—	—	—	—	—	—
Issuance of shares for RSU vesting net of tax withholdings	251,217	—	—	—	—	—	74	—	—	74	—	74
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,927)	—	(3,927)	—	(3,927)
Net loss	—	—	—	—	—	—	—	—	(390,696)	(390,696)	(6,386)	(397,082)
Noncontrolling interest - business combination	—	—	—	—	—	—	—	—	—	—	31,584	31,584
Noncontrolling interest - capital contribution	—	—	—	—	—	—	—	—	—	—	9,899	9,899
Balance as of December 31, 2025	199,130,727	$21	6,667	$—	7,184,760	$—	$4,673,866	$3,817	$(4,705,042)	$(27,338)	$35,097	$7,759

The accompanying notes are an integral part of these Consolidated Financial Statements.

Faraday Faraday Future Intelligent Electric Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	1,060,833	$—	6,667	$—	$4,180,873	$5,862	$(3,958,499)	$228,236
Conversion of notes payable and accrued interest into Class A Common Stock (see Note 8)	62,101,798	6	—	—	226,335	—	—	226,341
Reclassification of SPA Warrants from liability to equity	—	—	—	—	160	—	—	160
Issuance of common stock and warrants	—	—	—	—	10	—	—	10
Settlement of Palantir dispute with issuance of Class A Common Stock (see Note 12)	1,080,294	—	—	—	4,800	—	—	4,800
Purchase of Class A Common Stock under Salary Deduction and Stock Purchase Agreements (see Note 14)	49,659	—	—	—	102	—	—	102
Grow Fandor Contribution	—	—	—	—	250	—	—	250
Chongqing related party debt restructuring (see Note 9)	—	—	—	—	661	—	—	661
Reverse stock split related round up share issuances	306,779	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,382	—	—	8,382
Issuance of shares for RSU vesting net of tax withholdings	1,319,764				(10)			(10)
Foreign currency translation adjustment	—	—	—	—	—	1,882	—	1,882
Net loss	—	—	—	—	—	—	(355,847)	(355,847)
Balance as of December 31, 2024	65,919,127	$6	6,667	$—	$4,421,563	$7,744	$(4,314,346)	$114,967
The accompanying notes are an integral part of these Consolidated Financial Statements

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Cash Flows
(in thousands)

	2025	2024
Cash flows from operating activities
Net loss	$(397,082)	$(355,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	64,807	71,442
Amortization of operating lease right-of-use assets	3,032	2,588
Non-cash interest expense	4,870	1,929
Loss (gain) on digital assets, net	4,117	—
Loss (gain) on disposal of property and equipment, net	2,459	1,667
Asset impairment	137,435	1,847
Goodwill impairment	4,450	—
Stock-based compensation	3,150	8,382
Reserve on inventory	17,829	476
Credit loss expense	4,294	—
Accrued interest on short-term note receivable	(189)	—
Loss on settlement of notes payable	100,524	161,725
Loss on settlement of related party notes payable	5,128	14,295
H.S.L. SRL. settlement adjustment	(295)	—
Settlement on accrued research and development expenses	—	(14,935)
Change in fair value of notes payable, warrant liabilities, and derivative liabilities	(49,093)	15,058
Change in fair value of related party notes payable, warrant liabilities, and derivative liabilities	1,627	(253)
Other	55	963
Changes in operating assets and liabilities
Accounts receivables	(257)	—
Inventory	706	6,267
Deposits	(376)	(706)
Accounts payable	(15,843)	(8,804)
Accrued expenses and other current liabilities	4,069	16,907
Related party accrued expenses and other current and non-current liabilities	1,667	(1,573)
Related party accrued interest expense	—	8,710
Operating lease liabilities	(3,572)	—
Financing lease liabilities	—	2,876
Other current and non-current assets	(1,088)	(3,200)
Net cash used in operating activities	(107,576)	(70,186)
Cash flows from investing activities
Acquisition of AIXC, net of cash acquired	(1,121)	—
Proceeds from sale of equipment	32	198
Purchase of digital assets	(27,000)	—
Sale of digital assets	12,632	—
Payments for property and equipment	(7,644)	(7,580)
Purchase of short-term note receivable	(100)	—
Additions to intangible assets	(256)	—
Net cash used in investing activities	(23,457)	(7,382)
Cash flows from financing activities
Proceeds from AIXC follow-on capital contribution, net of issuance costs	9,899	—
Payments of notes payable issuance costs	(2,540)	(2,087)
Payments of related party notes payable issuance costs	(4,017)	—
Payments of notes payable and other financing obligations	(4,932)	(428)
Capital contributions	—	250
Proceeds from notes payable, net of original issuance discount	151,739	68,111
Proceeds from related party notes payable, net of original issuance discount	4,731	3,075
Proceeds from other financial obligations	5,081	11,812
Proceeds from exercise of warrants	1,441	—
Net cash provided by financing activities	161,402	80,733
Effect of exchange rate changes on cash and restricted cash	(2,589)	(16)

Faraday Future Intelligent Electric Inc.
Consolidated Statements of Cash Flows — (Continued)
(in thousands)

Net increase in cash and restricted cash	27,780	3,149
Cash and restricted cash, beginning of period	7,174	4,025
Cash and restricted cash, end of period	$34,954	$7,174

The following table provides a reconciliation of cash and restricted cash reported within the Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	2025	2024
Cash and restricted cash
Cash	$34,927	$7,144
Restricted cash	27	30
	$34,954	$7,174

	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$6,180	$4,865
Cash paid for income taxes	$14	$—

Supplemental disclosure of noncash investing and financing activities
Reclass of warrants from liability to equity	$7,134	$—
Conversion of notes payable and accrued interest into Class A Common Stock	$84,310	$67,113
Issuance of warrants and related party warrants with the SPA Portfolio Notes	$49,364	$34,440
Settlement of vendor liability in Class A Common Stock	$1,833	$—
Non-cash warrant exercise activity and fair value reclassifications to equity	$20,251	$—
Additions of property and equipment included in accounts payable and accrued expenses	$40,002	$44,540
Shares withheld for RSU tax obligations	$—	$10
Purchase of Class A Common Stock under the Salary Deduction and Stock Purchase Agreements	$—	$102
De-recognition of right-of-use assets and lease liabilities due to lease modifications	$—	$3,394
Cancellation of warrants	$27,407	$—
Obtaining right-of-use asset in exchange for operating lease liabilities	6,206	30

Supplemental disclosure of noncash operating activities
Settlement of Palantir dispute with issuance of Class A Common Stock	$—	$4,800

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
We have two operating segments—AI Electric Vehicle (“AIEV”), and digital assets — and both segment meet the criteria of reportable segment under ASC 280 for the year ended December 31, 2025. (For further information, see Note 18, Segments).
The Company designs and engineers next-generation intelligent electric vehicles, manufactures its vehicles at its production facility in Hanford, California, known as “FF aiFactory California,” and maintains additional engineering, sales, and operational capabilities in China and the United Arab Emirates (“U.A.E.”) to support its global expansion and regional market strategy. The Company has created innovations in technology, products, and a user-centered business model that are being incorporated into its planned electric vehicle platform.
Principles of Consolidation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company, its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. This includes any variable interest entities (“VIEs”) for which the Company is the primary beneficiary, in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). All intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
Use of Estimates and Judgments
The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP and in accordance with the rules and regulations of the SEC requires management to make estimates and assumptions which affect the reported amounts in the Consolidated Financial Statements.
Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis management evaluates its estimates, including those related to the long-lived asset impairment calculations. Such estimates often require the selection of appropriate valuation methodologies and financial models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions, financial inputs, or circumstances.
Given the global economic climate, estimates are subject to additional volatility. As of the date of filing the Company’s Consolidated Financial Statements on this Form 10-K with the SEC for the period ended December 31, 2025, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or to revise the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s Consolidated Financial Statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Consolidated Financial Statements.
Foreign Currency
The Company determines the functional and reporting currency of each of its international subsidiaries based on the primary currency of the economic environment in which each subsidiary operates. The functional currency of the Company’s foreign subsidiaries is their respective local currency, which in China and the United Arab Emirates (“U.A.E.”) is the Chinese Yuan (“CNY”) and the U.A.E. Dirham (“AED”), respectively.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
For foreign subsidiaries where the functional currency is their local currency, assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the balance sheet date, stockholders’ equity (deficit) is translated at the applicable historical exchange rate, and expenses are translated using the average exchange rates during the period. The effect of exchange rate changes resulting from the translation of the foreign subsidiary financial statements is accounted for as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.
Concentration of Risk
Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash, restricted cash, and deposits. Substantially all of the Company’s cash and restricted cash is held at financial institutions located in the United States of America and in the People’s Republic of China. The Company maintains its cash and restricted cash with major financial institutions. At times, cash and restricted cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250 thousand per depositor per institution) and China Deposit Insurance Regulations limits (CNY 500 thousand per depositor per institution), and the U.A.E. deposit insurance framework (AED 100 thousand per depositor per institution), where applicable. Management believes the financial institutions holding the Company’s cash and restricted cash are financially sound; accordingly, credit risk related to these balances is considered minimal. Cash and restricted cash held by the Company’s non-U.S. subsidiaries are subject to foreign currency fluctuations relative to the U.S. dollar. If the U.S. dollar were to weaken significantly against the Chinese Yuan or the U.A.E. Dirham, the Company’s costs to develop its businesses in China and the U.A.E. could exceed original estimates.
The Company sources certain components from sole suppliers. Due to the Company's pre-commercial production status, the volume of business transacted with these suppliers is not material. However, as the Company advances its product pipeline toward production, its reliance on sole-source suppliers could materially impact its ability to scale productions and future operating results.
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
ASC 825-10, Financial Instruments, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument are reported in earnings at each subsequent reporting date. The Company has elected to apply the fair value option to certain related party notes payable and notes payable with conversion features as discussed in Note 15, Fair Value of Financial Instruments. The Company did not separately report interest expense attributable to the notes payable accounted for pursuant to the fair value option in the Consolidated Statements of Operations and Comprehensive Loss because such interest was included in the determination of the fair value of the notes payable and changes thereto.
Variable Interest Entity
In accordance with ASC Topic 810, Consolidation (“ASC 810”), the Company assesses whether it has a variable interest in legal entities in which it has a financial relationship and, if so, whether those entities are variable interest entities (“VIEs”). For those entities that qualify as VIEs, ASC 810 requires the Company to determine if the Company is the primary beneficiary of the VIE, and if so, to consolidate the VIE.
AIxCrypto Holdings, Inc. (formerly known as Qualigen Therapeutics Inc.)
On September 29, 2025, the Company entered into a lead investor subscription agreement with AIxCrypto Holdings, Inc. (“AIXC”) (then known as Qualigen Therapeutics, Inc.). Under the agreement, the Company acquired common and preferred equity interests in AIXC.
Despite only holding approximately 7.9% of AIXC’s outstanding voting shares as of the acquisition date (i.e., September 29, 2025), the Company obtained participating rights over governance and operating decisions, including the appointment of a Co-Chief Executive Officer and the Chief Financial Officer of AIXC, each of whom is also an employee or officer of the Company, as well as discretion over all digital-asset and cash management decisions. The Company concluded that on the acquisition date, AIXC was a VIE. Based on FF’s participating rights over governance and operating decisions, the Company determined that it had the power to direct the activities that most significantly impact AIXC’s economic performance and was therefore the primary beneficiary of AIXC. The Company consolidated AIXC beginning on September 29, 2025 pursuant to the VIE provisions of ASC 810.
On November 12, 2025, AIXC held its annual special meeting of stockholders, at which stockholder approval was obtained for the conversion of the Series B Convertible Preferred Stock into additional voting common shares pursuant to applicable Nasdaq listing rules. As a result, the Company’s share of voting common stock increased to approximately 57.5% on an as-converted basis. Additionally, subsequent to the stockholder approval the Company was granted the ability to nominate a controlling percentage of AIXC’s board of directors. The Company reconsidered its determination that AIXC was a VIE and noted that subsequent to stockholder approval AIXC remained a VIE. The Company’s participating rights over governance and operating decisions remained in effect, and the Company continued to conclude that it had the power to direct the activities that

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
most significantly impact AIXC’s economic performance. In addition, while the Company’s ownership increased to approximately 57.5%, on an as-converted basis, the Company’s exercisable voting interest remained subject to applicable ownership limitations as of December 31, 2025. Accordingly, the Company concluded that it remained the primary beneficiary of AIXC and continued to consolidate AIXC pursuant to the VIE provisions of ASC 810.
The assets and liabilities of AIXC are included in the Company’s Consolidated Financial Statements at their acquisition date fair values. Additional information regarding the initial measurement and accounting for the consolidation of AIXC, including the recognition of acquired intangible assets and the noncontrolling interest, is presented in Note 3, Business Acquisition.
AIXC effected a name change to AIxCrypto Holdings, Inc.on November 14, 2025.
Summarized financial information of AIXC included in the Company’s consolidated financial statements as of December 31, 2025 and for the three months then ended is presented below.

AIXC
Condensed Balance Sheet
December 31, 2025
(in thousands)
Cash and cash equivalents .	$19,333
Digital assets .	10,250
Other current assets	1,372
Total current assets .	30,955
Intangible assets and other assets .	325
Total assets	$31,280

Accounts payable and accrued liabilities	$3,045
Warrant liabilities and convertible debt	284
Total liabilities	3,329

Total stockholders’ equity (deficit)	27,951
Total liabilities and stockholders’ equity (deficit)	$31,280

AIXC
Condensed Statement of Operations
Three Months Ended December 31, 2025
(in thousands)
Operating expenses	$7,364
Other expense, net	$3,233
Net loss	$(10,596)

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

AIXC
Condensed Statement of Cash Flows
Three Months Ended December 31, 2025
(in thousands)
Net cash used in operating activities	$(2,122)
Net cash used in investing activities	$(15,881)
Net cash used in financing activities	$(3,250)
GlobeX Al Hong Kong Holding Limited (formerly Faraday X AIEV Hong Kong Holding Limited)
GlobeX Al Hong Kong Holding Limited (“GXHK”) is a company incorporated under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China. On October 23, 2025, Faraday X AIEV Hong Kong Holding Limited (“FXHK”) completed a legal name change to GlobeX Al Hong Kong Holding Limited
As a subsidiary, GXHK is responsible for executing the FX strategy and driving the success of the FX brand. On March 31, 2025, the Company transferred 6,000 shares, representing 60% of the issued share capital of GXHK (then named FXHK), to Xiao Ma, the Chief Executive Officer of Faraday X and an employee of the Company. The Company continues to hold the remaining 40% of the issued shares of GXHK.
The Company consolidates GXHK pursuant to the VIE provisions of ASC 810. GXHK was established with nominal capital and is dependent on the Company to support its activities to develop, market, and sell the Company's FX brand. GXHK carries nominal assets and liabilities on its balance sheet, which primarily consists of Cash, Deposits, and Intercompany payables. The Company is the primary beneficiary of GXHK because it has the power to direct the activities that most significantly impact GXHK's economic performance. Through various agreements executed with Mr. Ma, along with Mr. Ma's status as an employee of the Company, the Company is able to exercise sole control over stockholder decisions and maintains the unilateral right to remove Mr. Ma from his position as the majority stockholder. The Company is entitled to substantially all of the benefits and bears all of the risks associated with GXHK through a combination of equity ownership and contractual arrangements.
The assets and liabilities of GXHK are carried at their historical cost in the Company's consolidated balance sheets as the Company has had control over GXHK since its inception. The assets of GXHK may only be used to settle obligations of GXHK, and the liabilities of GXHK do not have recourse to the general credit of the Company, except to the extent the Company has explicitly provided support.
The amounts attributable to GXHK in the accompanying consolidated balance sheets, statements of operations and comprehensive loss, and statements of cash flows were insignificant to the Company’s consolidated financial statements for all periods presented.
Grow Fandor Inc
Grow Fandor Inc. (“Grow Fandor”) was founded by Mr. Jiawei Wang and Mr. Yueting Jia and other partners on May 28, 2024. Additional partners included current employees of FF and all founding members were granted equity in Grow Fandor. Grow Fandor is an IP commercializing company that leverages a business IP matrix of top entrepreneurs and celebrities to transform content and commerce across industries. Subsequently, Grow Fandor raised $1.0 million to capitalize the entity from parties that are existing FF investors.
On October 9, 2024, Mr. YT Jia donated 15 million shares of Grow Fandor common stock to FF. As a result of the donation FF has a 10% ownership interest in Grow Fandor. On October 29, 2024, the Company entered into a Trademark License Agreement (the “License Agreement”) with Grow Fandor. This agreement grants Grow Fandor the right to use the Company’s trademarks with its products.
The equity interest and the License Agreement held by the Company represent variable interests. Grow Fandor is a VIE, as it lacks sufficient equity to finance its activities. However, FF does not have the power to direct the activities of Grow Fandor and therefore is not the primary beneficiary. Accordingly, the Company does not consolidate Grow Fandor, and Grow Fandor’s assets, liabilities, and results of operations are not included in the Company’s consolidated financial statements. Significant transactions between the Company and Grow Fandor are disclosed in Note 9, Related Party Transactions.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The carrying value of the Company’s investment in Grow Fandor, the amounts recognized from transactions with Grow Fandor, and any related cash flows were insignificant to the Company’s consolidated financial statements for all periods presented
Segments
The Company has two operating segments—AI Electric Vehicle (“AIEV”), and digital assets — both segments meet the criteria for separate reporting under ASC 280. Through August 12, 2025, the Company’s two Global Co-Chief Executive Officers (“Global Co-CEOs”), acting jointly serving as Co-Chief Operating Decision Makers (“CODMs”), and regularly evaluated the Company’s financial performance using consolidated financial information at the total-company level including consolidated loss from operations, cash flows, liquidity, and strategic initiatives. Effective August 13, 2025, in connection with temporary governance adjustments approved by the Board, Mr. Matthias Aydt serves as the Company’s sole CODM for purposes of ASC 280.
Management has identified Loss from operations, as presented in the Company's Consolidated Statements of Operations and Comprehensive Loss, as the primary measure used by the CODM to evaluate the performance of the business and allocate resources. This measure is critical for a going concern that must carefully manage its cash outflows, particularly given that the timing of its cash inflows is influenced by external investor decisions. The Company defines “significant segment expense” as controllable operating costs that are regularly provided to and reviewed by management. Refer to Note 18 for further detail on the components of “loss from operations.”
Management closely tracks its expenditure on these key expense categories through regular reviews of cash balances, near‑term cash flow projections, monthly management reports, and project management reports. The CODM, works in close collaboration with the Company’s business leaders to establish critical operational targets, sets project timelines, and adjusts spending plans. These leaders are responsible for implementing its strategic plans and revising targets and deadlines based on continuous internal communications and review meetings, thereby ensuring that any deviations from target spending or project timelines are promptly addressed. This oversight supports the Company’s strategic objectives to focus business activities on production, sales, and leasing of its FF 91 vehicles, the planned FF 92 upgrade program, the commercialization of the FX Series vehicles, and the development of the Company’s planned digital asset, blockchain-based platform, and related crypto service initiatives through AIXC.
During the third quarter of 2025, the Company consolidated AIXC. The acquisition closed on September 29, 2025, and AIXC’s results were included in the Company’s consolidated financial statements for the final two days of the quarter. The Company uses AIXC as the platform for future crypto-related initiatives; however, no crypto operations were active during the quarter, and the Company liquidated its crypto holdings to fund the AIXC transaction. (For further information see Note 3 - Business Acquisition - Consolidation of AIXC, and Note 1 - Nature of Business and Organization).
Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2025, the Company held $19.0 million in cash and $16.0 million cash balance in cash equivalent.
Digital Assets
In December 2023, FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. When crypto assets do not meet the definition of cash, cash equivalent, financial assets or inventory, ASU 2023-08 requires certain crypto assets to be measured periodically at fair value and presented as a separate long-lived intangible asset on the balance sheet, unless the Company’s intention is dispose of them within less than a year, with gains and losses from changes in the fair value and disposition of digital assets reported in the Company’s Consolidated Statement of Operations and Comprehensive Loss each reporting period. The Company determines the fair value of its digital assets based on quoted prices in active markets for identical assets (Level 1 inputs). Accordingly, the Company classifies its digital assets within Level 1 of the fair value hierarchy under ASC 820, Fair Value Measurement. The Company utilizes pricing information provided by the principal market, which is based on observable market prices from active trading exchanges. The Company measures digital assets at fair value as of UTC+0:00 on the final day of each reporting period. The Company does not currently recognize revenue from contracts with customers related to digital assets. Cash flows arising from purchases and sales of digital assets are presented as investing activities in the Company’s Consolidated Statements of Cash Flows.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The table below summarizes the units held, cost basis, and fair value of outstanding coins as of December 31, 2025 (amounts shown in thousands, except for units held, which are presented in whole numbers):

Digital Assets	Units Held	Cost Basis	Fair Value
Cardano ADA (ADA)	238,136	$150	$84
Native BNB (BSC)	1,454	1,516	1,251
Bitcoin (BTC)	51	5,495	4,535
Dogecoin (DOGE)	2,292,863	438	282
Ethereum (ETH)	685	2,573	2,033
ChainLink (LINK)	21,560	382	268
Solana (SOL)	7,399	1,358	924
Tron (TRX)	590,372	186	169
USD Tether (USDT)	1,856	2	2
Ripple (XRP)	374,454	912	702
		$13,012	$10,250
Digital Asset Activity
The following table summarizes digital asset activity for the period indicated, including cost basis of purchases, fair value at the time of sale, net losses recognized (realized or unrealized), and the fair value of outstanding digital assets as of December 31, 2025.

Balance
Balance as of December 31, 2024	$—
Purchases	27,000
Sales	(12,593)
Net (loss) gain on digital assets	(4,117)
Other	(40)
Balance as of December 31, 2025	$10,250
Short-term notes receivable
Short-term notes receivable are measured in accordance with ASC 326-20 (Current Expected Credit Losses, “CECL”), which requires recognition of expected credit losses over the life of the receivable based on historical experience, current conditions, and reasonable and supportable forecasts.
The Company, through its acquisition of AIXC, holds short-term notes receivable from Marizyme, Inc. (“Marizyme”) arising from cash advances made by AIXC to Marizyme prior to the Company’s acquisition of AIXC. These notes bear interest at 18% per annum, are payable on demand, and may be prepaid at any time without penalty. Because AIXC has limited loss history for similar exposures, expected credit losses are estimated using a probability-weighted model that considers multiple settlement scenarios, including potential recovery through acquisition, liquidation, or other realizations of the debtor’s assets. The resulting allowance for expected credit losses reflects an assessment of Marizyme’s financial condition, estimated recoverable amounts, and the likelihood of each outcome. The allowance is reassessed each reporting period and updated as new information becomes available.
As of December 31, 2025, the estimate for expected credit losses on the Marizyme Notes is $4.6 million. Given the inherently uncertain nature of the debtor’s financial condition and future outcomes, actual credit losses may differ materially from this estimate. The Company will continue to monitor relevant events and conditions and update its assumptions and allowance as necessary.
Inventory
Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work in progress, and finished goods. The Company primarily computes cost using standard cost, which approximates cost on the first-in, first-out

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
Inventory that is not expected to be realized or used within twelve months or the operating cycle is classified as a non-current asset within Other non-current assets on the Consolidated Balance Sheets. This includes, for example, spare parts, service parts, or production parts held for future models or to fulfill warranty obligations on discontinued products
Property, Plant and Equipment, Net
Property, plant and equipment, including land are stated at cost less accumulated depreciation and amortization. Land is not depreciated. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance and repairs, which do not extend the assets lives, are charged to operating expense as incurred. Upon sale or disposition, the cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheets and any gain or loss is included in the Consolidated Statements of Operations and Comprehensive Loss.
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
Construction in process (“CIP”) consists of the construction activities related to the FF aiFactory California production facility in plant and tooling, machinery and equipment being built to serve the manufacturing of production vehicles. These assets are depreciated once put into service.
The amounts capitalized in CIP that are held at vendor sites relate to the completed portion of work-in-progress of tooling, machinery and equipment built based on the Company’s specific needs. The Company may incur storage fees or interest fees related to CIP which are expensed as incurred. CIP is presented within Property, Plant, and Equipment, Net in the Consolidated Balance Sheets.
Impairment of Long-Lived Assets and Deposits
The Company reviews its long-lived assets, consisting primarily of property, plant, and equipment, deposits and right-of-use assets (“ROU”), for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset groups) may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets, including any cash flows upon their eventual disposition, to the assets carrying values. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Assets classified as held for sale are also assessed for impairment and such amounts are determined at the lower of the carrying amount or fair value, less costs to sell the asset.
The Company’s long-lived assets have been evaluated for impairment on a quarterly basis due to the Company’s low market capitalization when compared with the carrying value of its long-lived assets. Additionally, in July 2025, the One, Big, Beautiful Bill Act (“Act”) was signed into law, eliminating federal tax credits for electric vehicles effective September 30,

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
2025. This policy change, combined with escalating U.S.-China trade tensions and potential restrictions on critical materials, created significant macroeconomic uncertainty and cost pressures. Management determined these developments, in addition to the Company’s low market-capitalization compared with the carrying value of our fixed assets, constituted triggering events under ASC 360 and performed an impairment assessment of long-lived assets during the year ended December 31, 2025.
The Company noted through the performance of the recoverability test and the calculation of the fair value of the long-lived assets, as prescribed in ASC 360, Property, Plant and Equipment, that certain of its long-lived assets were impaired. Fair value was determined based on a combination of income, sales comparison and market approaches, with valuation categories assigned to asset classes based on similar characteristics. The Company recorded an impairment charge of $128.9 million for the year ended December 31, 2025, related to its long-lived assets equipment located at vendor sites and at the Company’s FF aiFactory California production facility in Hanford, California, that are no longer fully supported under updated operational plans and near-term production forecasts, as the Company shifts focus from FF 91 program activities to the planned FF 92 upgrade program and to reorganization and retooling in preparation for the commercial production of the FX Super One. See Note 6, Property, Plant, and Equipment, Net for further details.
Additionally, the Company recorded impairments related to deposits the Company paid for future goods and services of $8.5 million for the year ended December 31, 2025. No impairments were recognized for the year ended December 31, 2024. See Note 5, Deposits and Other Current Assets.
Further, during the year ended December 31, 2024, the Company recorded a gross impairment of approximately $8.8 million related to certain right-of-use (“ROU”) lease assets associated with facility exits. The write-down of the ROU assets was partially offset by a remeasurement of the related lease liabilities, resulting in a net impairment charge of approximately $1.8 million recognized in the Consolidated Statements of Operations. See Note 11, Leases, for further details. There were no lease impairments for the year ended December 31, 2025.
Software Capitalization
The Company accounts for the costs incurred in developing its product offerings under ASC 350-40, Internal-Use Software.
In accordance with the guidance in ASC 350-40, the Company will capitalize costs incurred in connection with the development of the Company’s product offerings during the application development stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred in connection with maintenance activities, including training or bug fixes are also expensed as incurred. The Company stops capitalizing qualifying costs once development activities are completed and the project is ready for its intended use.
Capitalized software costs will be amortized on a straight-line basis over a 36-month useful life beginning on the date when the product is ready for its intended use. Management will subsequently test the capitalized software costs for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360.
Goodwill and Indefinite-lived Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in a business combination. The Company tests goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. The Company acquired goodwill in connection with its acquisition of AIXC and assigned all of the associated goodwill to its AIXC reporting unit. The Company tests goodwill for impairment annually as of October 1, or between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired.
On December 31, 2025, as a result of the decline in the stock price of AIXC subsequent to acquisition, the Company performed a quantitative goodwill impairment assessment for the AIXC reporting unit. The impairment test compared the estimated fair value of the reporting unit to its carrying amount, including goodwill.
The fair value of the AIXC reporting unit was determined primarily using a market-based approach that relied upon observable market data, including AIXC’s fully diluted market capitalization as of the testing date. Given AIXC’s development-stage profile, no incremental control benefits were identified; therefore, the market capitalization was considered a reasonable proxy for the fair value of 100% of the equity.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Based on the quantitative assessment, the Company concluded that the carrying amount of the AIXC reporting unit exceeded its estimated fair value. Accordingly, the Company recorded a goodwill impairment charge of $4.5 million for the year ended December 31, 2025 of which $2.6 million was allocated to the Company and $1.9 million to noncontrolling interest. The impairment charge is included in Impairment of goodwill in the Consolidated Statements of Operations.
No goodwill impairment was recognized for the year ended December 31, 2024, as the Company did not have a goodwill balance prior to the AIXC acquisition.
Indefinite-lived Intangible Assets
The Company’s in-process research and development (“IPR&D”) acquired in connection with the acquisition of AIXC was recorded at its acquisition-date fair value, which represents its initial cost basis. The Company will continue to carry this asset at that amount until completion or abandonment of the associated R&D project, at which time an appropriate useful life will be determined.
The Company did not recognize any impairment of its IPR&D for the year ended December 31, 2025.
Business Combination

The Company accounts for business combinations in accordance with ASC 805, Business Combinations, which requires management to use significant judgment in determining the fair value of assets acquired and liabilities assumed and in evaluating whether an acquired set meets the definition of a business. See Note 3 – Business Acquisition to the consolidated financial statements for further information.

Noncontrolling Interest

Where our ownership interest is less than 100%, but greater than 50%, the noncontrolling ownership interest is reported on our Consolidated Balance Sheets. Non-controlling interest represents the portion of the net assets of a subsidiaries attributable to interests that are not owned by the Company. The non-controlling interest is presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interest’s operating result is presented on the face of the consolidated statements of income and comprehensive income (loss) as an allocation of the total income for the year between non-controlling shareholders and the shareholders of the Company.

Revenue Recognition
The following table disaggregates our revenue by major source:

(in thousands)	2025	2024
Automotive sales	$166	$495
Automotive leasing - Sales type	250	44
Automotive leasing - Operating type	120	—
	$536	$539
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
The Company provides certain customers with a residual value guarantee which may or may not be exercised in the future. Residual value guarantees provided to customers had an immaterial impact on revenue for the years ended December 31, 2025 and 2024.
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
The Company recognizes a net investment in sales-type leases, which includes both the lease receivable and the unguaranteed residual asset. The unguaranteed residual asset represents the estimated fair value of the leased vehicle at the end of the lease term that is not guaranteed by the lessee or any third party. As of December 31, 2025, the carrying amount of unguaranteed residual assets included in the net investment in sales-type leases, and presented within accounts receivable, was approximately $0.2 million. The estimate of unguaranteed residual value reflects management’s judgment, informed by historical residual value experience, current market conditions, and the anticipated future utility of the leased assets.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
For the years ended December 31, 2025 and 2024, the Company recognized $0.7 million and $0.6 million, respectively, in co-creation fees as marketing expenses for the same periods. Co-creation fees related to R&D were considered insignificant and included in Sales and marketing expenses. All co-creation fees are presented in the Consolidated Statements of Operations and Comprehensive Loss.
Customer Deposits
As of December 31, 2025, the Company held approximately $4.4 million in customer deposits, compared to $3.0 million as of December 31, 2024. These deposits relate to vehicle reservations under both business and consumer programs.
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
Customer deposits are recorded in Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets and will be recognized as revenue upon delivery of the vehicle or resolution of the reservation in accordance with the applicable terms.
Deferred Revenue
When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance before the transfer of products or services by the Company. Unlike customer deposits, which are refundable, these advance payments are non-refundable. The Company recognizes revenue when control of the vehicle or related services transfers to the customer and defers revenue only when payments are received for undelivered products or services. Deferred revenue represents the total transaction price allocated to performance obligations that remain unsatisfied or partially unsatisfied as of the balance sheet date. As of December 31, 2025 and December 31, 2024 deferred revenue related to products and services were insignificant for both periods.
Cost of Revenue
Automotive Sales Revenue
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense.
Cost of services and other revenue includes costs associated with providing non-warranty after-sales services, costs for retail merchandise, and costs to provide vehicle insurance. Cost of services and other revenue also includes direct parts and material. Cost of services and other revenue was insignificant for the years ended December 31, 2025 and 2024.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Automotive Leasing Program
Cost of automotive leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with direct sales-type leases and warranty expenses related to leased vehicles.
Warranties
The Company provides a manufacturer’s warranty on all vehicles sold. The warranty covers the rectification of reported defects via repair, replacement, or adjustment of faulty parts or components. The warranty does not cover any item that fails due to normal wear and tear. This assurance-type warranty does not create a performance obligation separate from the vehicle. Management tracks warranty claims by vehicle ID, owner, and date. As the Company continues to manufacture, assemble, and sell more vehicles it will reassess and evaluate its warranty claims for purposes of its warranty accrual.

(in thousands)	2025	2024
Accrued warranty- beginning of period	$545	$684
Provision for warranty	38	34
Warranty costs incurred	(207)	(173)
Accrued warranty- end of period	$376	$545
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
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation for employees engaged in sales and marketing activities. Additionally, these expenses include direct costs associated branding, promotional, co-creation, and publicity activities. The Company’s marketing initiatives focus on increasing brand awareness for the FF Series and FX Series, with a particular emphasis on introducing the FX Super One, FF 91, and FF 92 to the market.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
•Forfeiture rate: Stock-based compensation expense is reduced for forfeitures only when they occur.
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
A valuation allowance is established if it is more likely than not that some or all of the deferred tax assets will not be realized. The carrying value of deferred tax assets is adjusted to reflect the amount that is more likely than not to be realized. As of December 31, 2025 and December 31, 2024, the Company maintained a full valuation allowance against its net deferred tax assets, based on the conclusion that it is more likely than not the assets will not be realized. The Company has recorded a net deferred tax liability of $0.9 million and nil as of December 31, 2025 and December 31, 2024 respectively, arising from the recognition of indefinite-lived intangible assets acquired in connection with the AIXC business combination during the year ended December 31, 2025. Because the underlying intangible assets have indefinite lives, the associated deferred tax liability is not available to offset deferred tax assets in the Company's assessment of the valuation allowance.
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
The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense. There were no interest or penalties for the years ended December 31, 2025 and 2024.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) consists solely of foreign currency translation adjustments resulting from translating the financial statements of the Company’s foreign subsidiaries into U.S. dollars. These translation adjustments occur due to fluctuations in exchange rates between the subsidiaries' local currencies, primarily the primarily the Chinese Yuan. While the UAE Dirham is also a local currency of certain foreign subsidiaries, its impact on translation adjustments is limited because the UAE Dirham is pegged to the U.S. dollar.

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
Recently issued accounting pronouncements adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures by requiring more detailed information regarding the rate reconciliation and income taxes paid, disaggregated by jurisdiction. The Company adopted this guidance on prospective basis effective January 1, 2025, and the enhanced disclosure requirements are reflected in the Company’s Form 10-K for the year ended December 31, 2025.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Accounting for and Disclosure of Software Costs (“ASU 2025-06"), which amends certain aspects of the accounting for and disclosure of internal-use software costs. ASU 2025-06 is effective for annual reporting periods beginning with the year ending December 31, 2028, with early adoption permitted. The Company adopted this standard as of December 31, 2025, and it did not have a material impact on our consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
In December 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies when a settlement of a convertible debt instrument should be accounted for as an induced conversion rather than a debt extinguishment. Key provisions include (a) applying a pre-existing-contract approach to assess whether the form and amount of consideration are preserved; and (b) expanding the guidance to cover certain convertible debt instruments not previously convertible. This update is effective for the Company beginning January 1, 2026 (fiscal year and interim periods beginning after December 15, 2025) and will first apply to the Company’s December 31, 2026 Form 10-K. Early adoption is permitted, provided ASU 2020-06 has been adopted.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
beginning after December 15, 2026) and will first apply to the Company’s December 31, 2027 Form 10-K (as a public business entity, including SRCs). Early adoption is permitted.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) to improve the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. This will result in a comprehensive list of interim disclosures that are required by GAAP. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The objective of the amendments is to provide clarity on the current interim reporting requirements. The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities. This Update will first apply to the Company’s March 31, 2028 Form 10-Q.
2.Liquidity and Capital Resources and Going Concern
Conditions Raising Substantial Doubt
The Company has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. In accordance with ASC 205-40, Presentation of Financial Statements — Going Concern, management considered the Company’s recurring losses from operations since inception and continued cash outflows from operating activities. Based on this evaluation, the Company concluded that substantial doubt exists regarding its ability to continue as a going concern for the one-year period following issuance of these Consolidated Financial Statements.
The Company has devoted, and expects to continue to devote, substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of vehicle models, completion of the FF aiFactory California manufacturing facility, and capital raising activities. As of December 31, 2025, the Company had an accumulated deficit of $4,705.0 million, unrestricted cash of $34.9 million, and negative working capital of $79.7 million. The Company has also incurred recurring net losses since inception, including a net loss of $397.1 million for the year ended December 31, 2025. These conditions contribute to the substantial doubt determination under ASC 205-40.
The Company projects that it will require substantial additional funding to continue operations, advance development and future production planning related to its FF Series program, initiate production of its FX Series vehicles, and commence its planned robotics production initiative in the first quarter of 2026. If additional capital is not secured, the Company may not have sufficient resources to meet its obligations or continue operations, which could result in bankruptcy protection and asset liquidation, with equity holders receiving little to no recovery. Although management expects that the launch of the FX Series and the planned robotics initiative may support future revenue generation and operational performance, these initiatives are subject to execution, market acceptance, and funding risks, and there can be no assurance that sufficient liquidity will be generated within the next twelve months.
The consolidation of AIXC did not materially improve the Company’s near-term liquidity position or alter its current working capital constraints. Although AIXC may support longer-term business initiatives, it does not alleviate the substantial doubt that exists regarding the Company’s ability to continue as a going concern within the next twelve months.
Management’s Plans
In accordance with ASC 205-40, management has developed plans intended to mitigate the conditions that give rise to substantial doubt. The Company has historically funded operations primarily through the issuance of notes payable, related party convertible notes (see Note 8 and Note 9), and the sale of common stock. Management intends to continue pursuing these funding sources.
The Company has issued various financing arrangements collectively referred to as the SPA Portfolio Notes, including SPA Portfolio Notes, 2023 Unsecured SPA Notes, Junior Secured SPA Notes, 2024 Unsecured SPA Notes, 2025 March Unsecured SPA Notes, and 2025 July Unsecured SPA Notes. As of December 31, 2025, the SPA Portfolio Notes were in good standing.
As of December 31, 2025, SPA Commitments totaled $739.0 million, of which $503.3 million was funded, $186.2 million expired unfunded, $49.5 million remained to be funded, and $51.1 million in principal was outstanding. Optional Commitments totaled $467.0 million, of which $111.0 million was funded, $315.5 million expired unfunded, $40.5 million remained to be funded, and $23.3 million was outstanding. Remaining amounts are subject to closing conditions, including minimum share price and trading volume requirements.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The Company may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional financing on acceptable terms or at all.
The Company has implemented capital raising initiatives, including its At-The-Market (“ATM”) offering program, subject to authorized share availability and compliance with securities laws and Nasdaq listing requirements.
Operational Context
During 2023, the Company commenced deliveries of the FF 91. The Company is currently manufacturing the FF 91 and plans to manufacture FF 92 models within the FF Series. The FX Series was launched in 2025, beginning with the Super One model, and the Company is currently accepting reservation deposits. Series production is expected following completion of production readiness activities.
In 2025, the Company also advanced initiatives in robotics and intelligent automation and continued developing digital asset initiatives. These initiatives may require additional capital and are not expected to generate near-term cash flows.
Equity Issuance Constraints and ATM Program
On September 26, 2023, the Company entered into a sales agreement under its ATM Program permitting aggregate gross sales proceeds of up to $90.0 million, subject to share availability and regulatory compliance.
Due to the late filing of the September 30, 2025 Form 10-Q, the Company is ineligible to access the ATM Program until no earlier than December 1, 2026, assuming continued compliance with SEC reporting requirements thereafter.
The Company’s ability to issue additional shares is constrained by authorized share limits and anti-dilution provisions in certain debt and equity instruments, which could increase share issuance requirements.
Strategic Investment
On September 29, 2025, the Company completed its investment in AIXC. This transaction was executed as part of a broader strategy to pursue non-automotive initiatives. AIXC’s historical operations were immaterial to consolidated results for the year ended December 31, 2025.
Risks Affecting Liquidity
The Company continues to explore financing alternatives; however, delays in securing funding commitments have constrained production activities. Capital raising efforts may be unsuccessful or delayed, and projections may underestimate professional fees and financing-related costs.
Capital raising efforts remain subject to Nasdaq listing standards, authorized share limitations, and anti-dilution features in existing instruments.
Liquidity is also influenced by supplier payment terms, advance deposit requirements, reliance on third-party partners, and capital market conditions affecting the electric vehicle industry.
Elevated U.S. import tariffs on EV components sourced from China may increase manufacturing costs as production scales. While tariffs did not materially impact 2025 cost of goods sold due to limited production volume, continued reliance on China-based suppliers may increase input costs and funding needs.
Going Concern Determination
Despite management’s plans, the Company’s recurring operating losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern within one year after the date these Consolidated Financial Statements are issued, as contemplated by ASC 205-40.
Basis of Presentation
The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
3.Business Acquisition
On September 29, 2025 the Company invested $30.0 million in cash into AIXC as part of a larger $40.7 million private placement financing (the “PIPE”) round whereby AIXC issued new shares of Common and Preferred Stock to the Company and other investors. Through our investment in the PIPE the Company obtained a controlling financial interest. AIXC was a publicly traded life-sciences company focused on the development of oncology treatments. At the acquisition date, AIXC’s activities primarily consisted of research and development, intellectual property management, and related administrative functions. With this investment, AIXC is transitioning towards cryptocurrency-related business. Total issuance costs associated with the PIPE transaction were $3.0 million and were allocated to acquirer and other investors based on the allocation of proceeds contributed to AIXC.
Through the PIPE transaction, the Company received 248,722 shares of AIXC common stock and 13,108,358 shares of Series B Convertible Preferred Stock. At issuance, only the common stock held voting rights, resulting in the Company owning approximately 7.9% of AIXC’s outstanding voting shares. Upon stockholder approval of the share issuance on November 12, 2025, all shares were afforded voting rights. On an as-converted to common stock basis, the Company held a total of approximately 13.4 million AIXC shares, representing 57.5% of the fully diluted share count of approximately 23.2 million shares.
In connection with the PIPE transaction, total issuance costs of approximately 8.9 million were incurred, consisting of 3.0 million in cash, 0.5 million in shares of AIXC common stock issued to legal counsel, and 5.3 million in the estimated fair value of warrants issued to placement agents. Of the cash issuance costs, $2.2 million was allocated to the business combination and is presented as a reduction of cash acquired. The remaining 0.8 million in cash issuance costs was allocated to the follow-on NCI equity financing. All non-cash issuance costs were allocated to equity. Issuance costs allocated to equity were recorded as a reduction of additional paid-in capital. We accounted for the Business Combination using the acquisition method of accounting, as prescribed by ASC 805, “Business Combinations” (“ASC 805”). In accordance with valuation methodologies described in ASC 820, “Fair Value Measurement” (“ASC 820”), the acquired assets and assumed liabilities were recorded at their estimated fair values as of the date of the acquisition.
The consideration consisted of $30.0 million of cash invested directly into AIXC and the fair value of the noncontrolling interests (“NCI”) in AIXC as of the acquisition date, which was $31.6 million. The additional $9.9 million, $10.7 million gross proceeds net of $0.8 million issuance cost, contemporaneous equity investments from the PIPE by third‑party and related party investors were determined to be separate transactions and were accounted for as post‑combination equity transactions under ASC 810‑10‑45‑23, rather than as part of the purchase price allocation.
ASC 805 requires the acquirer to recognize the acquiree’s tangible and intangible assets and liabilities at their acquisition‑date fair values and to recognize identifiable intangible assets separately from goodwill when they are contractual or separable. The Company believes that the historical values of AIXC’s current assets and current liabilities approximate fair value based on the short-term nature. The following table summarizes the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on management’s preliminary estimates of fair value as of the acquisition date. These estimates are subject to change during the measurement period (amounts in thousands):

Description (balance sheet line item)	Fair Value
Cash (excludes funds from non FF PIPE Investors)[1]	$28,878
Prepaid expenses and other current assets	343
Short term note receivable	4,348
Other receivable	2
Intangibles (in-process R&D)	3,629
Accounts payable and accruals	(1,324)
Warrant Liability	(362)
Promissory Notes	(3,237)
Other liabilities (deferred tax liability)	(907)
Net identifiable assets acquired	31,370
Consideration transferred	30,000
Fair Value of Non-Controlling Interest	31,584
Goodwill[2]	$30,214

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

1	Cash acquired is presented net of approximately $2.2 million in cash transaction-related costs incurred and paid by AIXC in connection with the PIPE.
2	In the quarter ended December 31, 2025, the Company impaired goodwill by $4.5 million. The goodwill balance as of December 31, 2025 is $25.8 million.
The fair value of the in-process research and development intangible asset (IPR&D) of $3.6 million was determined using a cost approach. Given the early stage of AIXC's oncology treatment programs and the absence of revenue streams or comparable market transactions, the development costs incurred through the acquisition date were considered to represent the best estimate of the cost a market participant would incur to reproduce the asset to its current stage of development.
The deferred tax liability of $0.9 million represents the tax effect of the difference between the acquisition-date fair value and the tax basis of the IPR&D intangible asset, calculated using the applicable enacted statutory tax rate.
Noncontrolling Interests
The Company did not acquire 100% of AIXC’s outstanding equity interests. The noncontrolling interest was measured at its acquisition‑date fair value of the interests not held by the Company. NCI stemming from the business combination was calculated based on observable market data and valuation techniques. In addition NCI increased as a result of contemporaneous equity financing that was not part of the business combination. These transactions were accounted for as equity transactions with noncontrolling interest holders, which did not impact the consideration transferred, the purchase price, or goodwill recognized in the business combination.
Goodwill
The goodwill recorded at closing relates principally to intangible assets that do not qualify for separate recognition under GAAP. The goodwill recognized at the acquisition date primarily reflects the impact of measuring the noncontrolling interest at fair value, which was determined using directly observable quoted prices of AIXC’s shares on the acquisition date. AIXC’s stock price on that date experienced notable volatility associated with the closing of a financing round that significantly enhanced AIXC’s liquidity. Additionally, AIXC provided an established public-company platform, including an existing registration, exchange listing, and shareholder baser. Goodwill was measured as the excess of the purchase price over net tangible and identifiable intangible assets. All of the goodwill recognized in the transaction has been assigned to the Company’s AIXC reportable segment.

4.Inventory, net (Current and non current)
Inventory, net, consists of the following as of:

(in thousands)	December 31, 2025	December 31, 2024
Raw materials (net of reserves)	$8,357	$27,440
Work in progress	395	46
Finished goods	199	—
	$8,951	$27,486

Inventory, current portion	$3,258	$27,486
Inventory, non-current portion (1)	$5,693	$—

1) Non-current inventory presented as part of Other non-current assets in the Consolidated Balance Sheets
The inventory reserve was $21.1 million and $3.3 million as of December 31, 2025 and December 31, 2024, respectively. During the year ended December 31, 2025 the Company increased its lower-of-cost-and-net-realizable-value inventory reserve by $17.8 million, respectively. Of these amounts, approximately $13.3 million related to market conditions such as anticipated tariffs and higher transportation costs, and approximately $4.6 million, related to excess and obsolete (“E&O”) inventory identified during the period.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
5.Deposits (current and non-current) and Other Current Assets
Deposits and other current assets consist of the following as of:

(in thousands)	December 31, 2025	December 31, 2024
Deposits
Deposits for research and development, prototype and production parts, and other	$21,280	$29,318
Deposits for goods and services yet to be received (“Future Work”)	1,676	1,776
	$22,956	$31,094

Deposits, current portion	$10,499	$31,094
Deposits, non-current portion (1)	$12,457	$—

Other current assets	December 31, 2025	December 31, 2024

Prepaid expenses	$7,117	$4,832
Other current assets	1,846	1,295
	$8,963	$6,127

1) Non-current deposits presented as part of Other non-current assets in the Consolidated Balance Sheets
Deposits for R&D, prototype and production parts, and other related items are recognized and reported as R&D expenses in the Consolidated Statements of Operations and Comprehensive Loss when services are provided or as prototype parts are received. The Company makes deposits for inventory and property and equipment items which are classified as Deposits for goods and services yet to be received (“Future Work”).
Prepaid expenses primarily consist of software subscriptions and insurance, and Other current assets includes certain deferred expenses.
For the year ended December 31, 2025, the Company recorded an $8.5 million an impairment charge related to deposits. The impairment loss is included within Impairment of long-lived assets and deposits on the Consolidated Statements of Operations and Comprehensive Loss.
6.Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consists of the following as of:

(in thousands)	December 31, 2025	December 31, 2024
Land, buildings and building improvements	$78,218	$111,443
Computer hardware	2,603	2,397
Tooling, machinery and equipment	120,792	319,313
Vehicles	699	245
Lease vehicles	1,390	3,121
Computer software	4,339	4,339
Construction in process	8,500	27,563
	216,541	468,421
Less: Accumulated depreciation	(61,238)	(119,834)
	$155,303	$348,587

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Depreciation and amortization expense, related to property, plant, and equipment, totaled 64.8 million and $71.4 million for the years ended December 31, 2025 and 2024. For the year ended December 31, 2025, the Company disposed of property, plant, and equipment, with a carrying value of approximately $5.0 million. For the year ended December 31, 2024, the Company disposed of property, plant, and equipment, with a carrying value of approximately $4.6 million.

During 2025, the Company identified impairment triggering events and performed an impairment assessment under ASC 360. As described in Note 1 Summary of Significant Accounting Policies—Impairment of Long-Lived Assets, these events included the elimination of federal electric vehicle tax credits, escalating U.S.–China trade tensions, and the Company’s market capitalization relative to carrying value. Based on this assessment and an independent third-party valuation, the Company recorded an impairment charge of $128.9 million for the year ended December 31, 2025, including impairment of Construction in progress of $10.1 million. There were no impairment charges for the year ended December 31, 2024. The impairment loss is included within Impairment of long-lived assets and deposits on the Consolidated Statements of Operations and Comprehensive Loss.
The impairment relates primarily tooling, machinery, and equipment at vendor sites and at the Company’s FF aiFactory California production facility in Hanford, California, that are no longer supported under updated operational plans, as the Company shifts focus from FF 91 program activities to the planned FF 92 upgrade and prepares for FX Super One production.

Substantially all of the Company's assets, including property, plant and equipment, are subject to liens under various financing arrangements. See Note 8, Notes Payable, and Note 10, Other Financing Liabilities, for further details.
7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities—which include both third-party and related-party balances—comprise the following items as of:

(in thousands)	December 31, 2025		December 31, 2024
Accrued payroll and benefits	$22,428	¹	$27,713
Accrued legal contingencies	3,238		9,091
Customer deposits	4,385		3,027
Accrued liabilities with related parties	13,178		11,077
Other current liabilities	15,449		5,846
	$58,678		$56,754

1.	Accrued payroll and benefits decreased by $8,873 thousand in 2025 due to the reduction of discretionary management bonuses.
Asset Retirement Obligation
Due to the build out of the FF aiFactory California, the Company has an asset retirement obligation (“ARO”) totaling $0.9 million and $0.8 million as of December 31, 2025 and December 31, 2024, respectively. The ARO is recorded in Other liabilities with a corresponding ARO asset within Land, buildings and building improvements and Tooling, machinery, and equipment. The ARO asset is depreciated to operating expense over the remaining term of the lease through December 2027.

Accrued Legal Contingencies

As of December 31, 2025 and December 31, 2024, the Company had recorded accrued legal contingencies of $3.2 million and $9.1 million, respectively. The Company records an accrual for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

8.Notes Payable

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The Company has entered into notes payable agreements with third parties. The tables below summarize these agreements as of December 31, 2025 and December 31, 2024, providing details on contractual maturity dates, contractual interest rates, unpaid principal balances, fair value adjustments, original issue discounts, including proceeds allocated to warrants, and net carrying values.
During the year ended December 31, 2025, the Company obtained control of AIXC (refer to Note 3 Business Acquisition for details of the transaction). Accordingly, AIXC’s assets and liabilities, including its outstanding debt instruments, have been consolidated as of September 29, 2025. The inclusion of AIXC’s debt in the consolidated balances below reflects the fair value of such obligations recognized upon initial consolidation.
Most of the Company’s notes payable are accounted for under the fair value option in accordance with ASC 825, with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Loss. For instruments measured at fair value, no effective interest rate is presented, as changes in fair value capture all economic returns associated with these debt instruments. Although the stated interest rates on the SPA Portfolio Notes are 10% or 15%, the Company’s effective cost of capital is substantially higher. Each SPA Portfolio Note permits the holder to settle in shares at a value exceeding the stated principal and accrued interest. In addition, each noteholder receives an SPA Portfolio Warrant, and certain holders receive an Incremental Warrant. These settlement features and additional instruments have significant value and materially increase the effective cost of capital above the stated rates. Further, these instruments carry high interest rate structures and embedded economics that can result in a loss on issuance. The financial impact of the SPA Portfolio Notes is reflected in the change in fair value and loss on extinguishment line items in the Consolidated Statements of Operations and Comprehensive Loss.

December 31, 2025
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
2023 Unsecured SPA Notes	Various through November 2031	10%	-	15%	$8,100	$(622)	$(810)	$6,668
Junior Secured SPA Notes	Various through December 2030	10%	12,107	(705)	—	11,402
2024 Unsecured SPA Notes	Various through December 2030	10%	6,070	(252)	—	5,818
2025 March Unsecured SPA Notes	Various dates in 2030	10%	5,508	(1,096)	(2,304)	2,108
2025 July Unsecured SPA Notes	August 2030	10%	37,592	(3,079)	(7,717)	26,796
Unsecured Convertible Notes	June 2026	4.27%	5,000	(1,558)	—	3,442
Notes payable – China other	Due on Demand	—%	4,290	—	—	4,290
2025 Convertible Note - AIXC	January 2026	—%	132	32	(22)	142
$78,799	$(7,280)	$(10,853)	$60,666

Notes payable, current portion	$4,432
Notes payable, long-term portion	$56,234

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

	December 31, 2024
(in thousands)	Contractual Maturity Date	Contractual Interest Rates			Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
Secured SPA Notes	Various	10%	-	15%	$3,118	$2,651	$(312)	$5,457
2023 Unsecured SPA Notes	Various dates in 2029	10%	-	15%	4,380	2,844	(508)	6,716
Junior Secured SPA Notes	September 2029	10%			28,840	13,163	(15,944)	26,059
2024 Unsecured SPA Notes	December 2029	10%			10,015	8,741	(11,724)	7,032
Notes payable – China other	Due on Demand	—%			4,173	—	—	4,173
Auto loans	October 2026	7%			51	—	—	51
					$50,577	$27,399	$(28,488)	$49,488

Notes payable, current portion								$4,224
Notes payable, long-term portion								$45,264

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Roll Forward of the Fair Value of Notes payable
The following table presents a roll forward of the Company’s Notes payable balances from December 31, 2024 to December 31, 2025 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Unsecured Convertible Notes	Junior Secured SPA Notes	2024 Unsecured SPA Notes	2025 March Unsecured SPA Notes	2025 July Unsecured SPA Notes	Notes payable – China other	2025 Convertible Note - AIXC	Promissory Notes - AIXC	Auto Loans	Total
Balance as of December 31, 2024 (a)	$5,457	$6,716	$—	$26,059	$7,032	—	—	$4,173	$—	$—	$51	$49,488
New Issuances (b)	—	11,666	3,535	17,423	42,565	17,847	38,564	—	—	—	—	131,600
Addition of Debt upon Consolidation of AIXC (c)	—	—	—	—	—	—	—	—	340	2,897	—	3,237
Repayment of Debt (d)	—	—	—	—	—	—	—	—	—	(3,250)	(6)	(3,256)
Conversion of Debt to Equity (e)	(3,535)	(9,133)	—	(23,031)	(33,244)	(12,803)	—	—	—	—	—	(81,746)
Fair Value Adjustments of Debt (f)	(1,922)	(2,581)	(93)	(10,575)	(10,535)	(2,936)	(10,242)	—	(198)	—	—	(39,082)
Reclassification of Debt Between Debt Categories (g)	—	—	—	1,526	—	—	(1,526)	—			—	—
Other Adjustments (h)	—	—	—	—	—	$—	—	117	—	353	(45)	425
Balance as of December 31, 2025 (i)	$—	$6,668	$3,442	$11,402	$5,818	$2,108	$26,796	$4,290	$142	$—	$—	$60,666

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2024.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $21,439 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Represents the addition of AIXC’s outstanding debt instruments upon consolidation on September 29, 2025. The AIXC debt instruments were recognized at fair value on the acquisition date. For the AIXC promissory notes, which are carried at amortized cost as described below, the historical carrying value at the acquisition date was deemed to approximate fair value for purposes of ASC 805 initial measurement.
(d) Cash repayments of principal amounts during the period.
(e) Fair value of debt converted into equity during the period.
(f) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss. Line-item Change in fair value of notes payable, warrant liabilities, and derivative call options also includes debt issuance costs of $6,044 thousand, which are separately identifiable from the fair value adjustments noted above. Instruments with a zero balance in this line are carried at amortized cost; the fair value option was not elected for such instruments.

(g) Transfers of amounts between debt categories, such as from secured to unsecured classifications.
(h) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(i) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2025.

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

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Unsecured Convertible Notes	Junior Secured SPA Notes	2024 Unsecured SPA Notes	Notes payable – China other	Auto Loans	Total
Balance as of December 31, 2023 (a)	$74,232	$11,938	$—	$—	$—	$4,898	$82	$91,150
New Issuances (b)	10,701	—	34,885	9,950	1,755	—	—	57,291
Repayment of Debt, including periodic interest on debt carried at fair value (c)	—	—	—	—	—	—	(31)	(31)
Conversion of Debt to Equity (d)	(50,691)	(14,931)	—	(1,056)	—	—	—	(66,678)
Modifications and Extinguishments of Debt (e)	5,158	(2,394)	(65)	—	—	—	—	2,699
Fair Value Adjustments of Debt (f)	(33,943)	(10,268)	328	9,665	—	—	—	(34,218)
Reclassification of Debt Between Debt Categories (g)	—	22,371	(35,148)	7,500	5,277	—	—	—
Other Adjustments (h)	—					(725)	—	(725)
Balance as of December 31, 2024 (i)	$5,457	$6,716	$—	$26,059	$7,032	$4,173	$51	$49,488

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2023.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $19,653 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

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
(f) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and call option derivatives in the Consolidated Statements of Operations. Line-item 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' also includes debt issuance costs of $4,886 thousand, which are separately identifiable from the fair value adjustments noted above. Instruments with a zero balance in this line are carried at amortized cost; the fair value option was not elected for such instruments.

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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of Notes payable as of December 31, 2025, are as follows:

(in thousands)
Due on demand	$4,290
2026	5,132
2027	—
2028	—
2029	—
2030	61,277
Thereafter	8,100
$78,799
The Company has issued various financing arrangements, including secured and unsecured notes, convertible notes, and loans. These are categorized as follows: (i) Secured SPA Notes; (ii) 2023 Unsecured SPA Notes; (iii) Unsecured Convertible Notes; (iv) Junior Secured SPA Notes; (v) 2024 Unsecured SPA Notes; (vi) 2025 March Unsecured SPA Notes; (vii) 2025 July Unsecured SPA Notes; (viii) Notes payable – China other; and (ix) Auto loans. In addition, during the year ended December 31, 2025, the Company consolidated AIXC, and accordingly recognized AIXC’s outstanding debt instruments at fair value as of the consolidation date. These obligations are included within the categories presented above.
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
The Secured SPA Notes bear an annual interest rate of 10%, increasing to 15% if interest is paid in shares of Class A Common Stock. Principal and interest are due at maturity, unless converted earlier pursuant to the Secured SPA Notes’ conversion privileges. Issued at a 10% original issue discount, these notes are convertible into Class A Common Stock at the lesser of a fixed conversion price or 90% of the lowest volume-weighted average price (“VWAP”) for the trading day immediately prior to the conversion date. The Secured SPA Notes are subject to full ratchet anti-dilution price protection and as of December 31, 2025 the fixed price conversion price was $1.16. The Secured SPA Notes mature six years from each date of issuance. There were no outstanding Secured SPA Notes, as of December 31, 2025.
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
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Secured SPA Notes because the notes include features, such as a contingently exercisable put option, that meet the definition of an embedded derivative. The Company expenses transaction costs to Change in fair value of notes payable, warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss. The Company also elected to apply the fair value option for all other SPA Portfolio Notes.
Amendments and Modifications
The Secured SPA Notes have undergone several amendments:
•Unanimous Written Consents: During the year ended December 31, 2024, the Company’s Board of Directors (the “Board”) exercised its authority via a series of written consents (the “Unanimous Written Consents”) to adjust the principal conversion price of the Secured SPA Notes as it considered desirable. The Board chose to reduce the

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
principal conversion price from $29.33 to 105% of the listed market price of the Company’s Common Stock at the close of the trading day on which a conversion notice is delivered. The adjustments to the principal conversion price were temporary in nature and contractually concluded on June 30, 2024. The actions of the Board in the Unanimous Written Consents did not trigger any full ratchet anti-dilution price protection in the Company’s debt and equity securities.
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

During the year ended December 31, 2025 there have not been any dilutive sale and purchase transactions affecting the Secured SPA Notes.
Summary of Secured SPA Notes Activity
As of December 31, 2025, the fair value of the Secured SPA Notes was zero, compared to $5.5 million as of December 31, 2024.
During the years ended December 31, 2025 and December 31, 2024 the Company received cash proceeds of zero and $10.7 million, after original issue discounts, respectively, in exchange for the issuance of Secured SPA Notes. During the same periods, the Company converted debt with a principal amount of $3.1 million and $108.8 million into 3,164,911 and 41,727,089 shares of Class A Common Stock, respectively. The conversion of Secured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $0.3 million and $126.1 million for each period. For the years ended December 31, 2025 and 2024, the Company recognized a gain of $1.9 million and $33.9 million, respectively, from the fair value remeasurement of Secured

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2024 the Company also recognized a $5.2 million loss on extinguishment of notes payable triggered by the Waiver Agreement recorded in Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Loss.
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
The 2023 Unsecured SPA Notes bear an annual interest rate of 10%, increasing to 15%, if interest is paid in shares of Class A Common Stock. Principal and interest are due at maturity, unless converted earlier pursuant to the 2023 Unsecured SPA Notes’ conversion privileges. Issued at a 10% original issue discount, these notes are convertible into the Company’s Class A Common Stock at the lesser of a fixed conversion price or 90% of the VWAP for the trading day immediately prior to the conversion date. The 2023 Unsecured SPA Notes are subject to full ratchet anti-dilution price protection and as of December 31, 2025 the fixed conversion price was $1.16 for all tranches outstanding. The 2023 Unsecured SPA Notes mature primarily six years from each date of issuance.
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
During the year ended December 31, 2025, the Company entered into several dilutive sale and purchase transactions through issuance of Junior Secured SPA Notes, 2024 Unsecured SPA Notes, March 2025 Unsecured Notes and July 2025 Unsecured Notes. These transactions triggered the full ratchet anti-dilution price protection for the 2023 Unsecured SPA Notes issued prior to such dilutive transactions. Accordingly, as of December 31, 2025, the conversion price of the 2023 Unsecured SPA Notes was $1.16.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Summary of 2023 Unsecured SPA Notes Activity
As of December 31, 2025, the fair value of the outstanding 2023 Unsecured SPA Notes was $6.7 million. As of December 31, 2024, the fair value of the outstanding 2023 Unsecured SPA Notes was $6.7 million.
During the years ended December 31, 2025, and 2024, the Company received net cash proceeds of $11.7 million and zero, respectively, after original issue discounts, in exchange for the issuance of 2023 Unsecured SPA Notes. During the same periods, the Company converted debt with a principal amount of $9.3 million and $31.0 million into 8,650,209 and 19,368,059 shares of Class A Common Stock, respectively. The conversion of 2023 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $4.4 million and $31.5 million for each period. For the years ended December 31, 2025, and 2024, the Company recognized a gain of $2.6 million and $10.3 million, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2024, the Company also recorded a $2.4 million gain on extinguishment of notes payable triggered by the Waiver Agreement recorded in Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Loss.
Unsecured Convertible Notes
Overview and Terms
In 2025, the Company issued unsecured convertible notes (the “Unsecured Convertible Notes”) to a third party investor. These Unsecured Convertible Notes, mature six months from issuance, accrue interest at 4.27% and are convertible into 2025 July Unsecured SPA Notes upon the subsequent closing of such Notes.
In 2024, the Company issued unsecured convertible notes (the “Unsecured Convertible Notes”) to various investors, including MHL, a related party. These Unsecured Convertible Notes, mature three months from issuance, accrue interest at 4.27% and are convertible at issuance into Class A Common Stock, certain SPA Portfolio Notes, or a future security purchase agreement issued by the Company. The activity below does not include related parties activity, discussed separately in Note 9, Related Party Transactions.
The Company elected the fair value option afforded by ASC 825, Financial Instruments, with respect to the Unsecured Convertible Notes because the notes are exchangeable into SPA Portfolio Notes and the Company expects that to be how the Unsecured Convertible Notes settle. The Company expenses transaction costs to Change in fair value of notes payable, warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss.
Summary of Unsecured Convertible Notes Activity
As of December 31, 2025, the fair value of the outstanding Unsecured Convertible Notes was $3.4 million, compared to zero as of December 31, 2024.

During the years ended December 31, 2025, and 2024, the Company received net cash proceeds of $5.0 million and $34.9 million, respectively, after original issue discounts, in exchange for the issuance of Unsecured Convertible Notes. During the same periods, the Company neither converted any Unsecured Convertible Notes into shares of Class A Common Stock, nor incurred gain or a loss on extinguishment for each period. For the years ended December 31, 2025, and 2024, the Company recognized a gain of $0.1 million and a loss of $0.3 million, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2024, the Company also recorded a $0.1 million gain on extinguishment of notes payable triggered by the Waiver Agreement recorded in Loss on settlement of notes payable in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2024, the Company had no Unsecured Convertible Notes, as they were exchanged for 2023 Unsecured SPA Notes, Junior Secured SPA Notes and 2024 Unsecured SPA Notes.
Junior Secured SPA Notes
Overview and Terms
Pursuant to that certain Securities Purchase Agreement dated September 5, 2024 by and between the Company and the investors party thereto (the “Junior Secured SPA”), the Company issued certain secured convertible promissory notes (the “Junior Secured SPA Notes”). These Junior Secured SPA Notes are secured by a second-priority lien on certain assets and bear an annual interest rate of 10%. Principal and interest are payable at maturity or at each conversion date. The notes are

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
convertible along with accrued interest into Class A Common Stock at the lesser of (a) a fixed conversion price or (b) the greater of (1) the floor price, $1.05, or (2) the average VWAP of the common stock for the five previous trading days. Junior Secured SPA Notes are subject to full ratchet anti-dilution price protection and as of December 31, 2025 the fixed price conversion price was $1.16 or $5.24 for different tranches outstanding. These notes mature on various dates through December 2030.
The original Junior Secured SPA Investors were given warrants (the “Junior SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the Junior Secured SPA Note funded. The Junior SPA Warrants are exercisable immediately with a term of five years. The Company issued to the placement agent for the transaction a warrant (the “Placement Agent Warrant”) identical to that of the Junior Secured SPA Investors for 202,768 shares of Common Stock, exercisable immediately. These warrants are subject to the same full ratchet anti-dilution price protection as the Junior Secured SPA Notes. As of December 31, 2025, the Company’s Junior Secured SPA Warrants are indexed to the Company’s Class A common stock and meet the requirements for equity classification under the scope exception in ASC 815-40.
The Junior Secured SPA Investors were issued incremental warrants (the “Junior SPA Incremental Warrants”) to purchase additional Junior Secured SPA Notes up to the amounts originally funded under their original Junior Secured SPA Note commitments. The Junior SPA Incremental Warrants, presented in the Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a one-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions. See Note 15, Fair Value of Financial Instruments for further details on the Junior SPA Incremental Warrants.
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
During the year ended December 31, 2025, the Company entered into a dilutive transaction through the issuance of 2024 Unsecured SPA Notes upon the exercise of 2024 Unsecured SPA Incremental Warrants. These transactions triggered the full ratchet anti-dilution provisions of the Junior Secured SPA Notes issued during the year ended December 31, 2025, but prior to the dilutive transaction. Accordingly, as of December 31, 2025, conversion price of certain Junior Secured SPA Notes issued during the same period was $1.16.
Summary of Junior Secured SPA Notes Activity
As of December 31, 2025, the fair value of the Junior Secured SPA Notes was $11.4 million, compared to $26.1 million as of December 31, 2024.
During the years ended December 31, 2025, and 2024, the Company received net cash proceeds of $18.0 million and $22.5 million, respectively, after original issue discounts, in exchange for the issuance of Junior Secured SPA Notes. During the same periods, the Company converted debt with a principal amount of $36.3 million and $1.1 million into 34,108,683 and 1,046,651 shares of Class A Common Stock, respectively. The conversion of Junior Secured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $22.3 million and $1.4 million, for each period. For the year ended December 31, 2025, and 2024, the Company recognized a gain of $10.6 million and a loss of $9.7 million, respectively, from the fair value remeasurement of Junior Secured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable,

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss.
2024 Unsecured SPA Notes
Overview and Terms
The 2024 Unsecured SPA Notes were issued under a securities purchase agreement (the “2024 Unsecured SPA”) dated December 21, 2024, by and between the Company and the investors party thereto. These notes bear an annual interest rate of 10%. Principal and interest are payable at maturity or at each conversion date. The notes are convertible along with accrued interest into Class A Common Stock at the lesser of (a) a fixed conversion price, which was $1.16 at issuance, or (b) the greater of (1) the floor price, $1.05, or (2) the lowest one-day VWAP of the common stock for the five previous trading days. 2024 Unsecured SPA Notes are subject to full ratchet anti-dilution price protection. These 2024 Unsecured SPA Notes mature on various dates through December 2030.
The original 2024 Unsecured SPA Investors were issued warrants (the “2024 Unsecured SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the 2024 Unsecured SPA Notes (defined below) purchased by such 2024 Unsecured SPA Investor. The 2024 Unsecured SPA Warrants are exercisable immediately with a term of five years. 2024 Unsecured SPA Warrants are subject to the same full ratchet anti-dilution price protection as the 2024 Unsecured SPA Notes. As of December 31, 2025, the Company’s 2024 Unsecured SPA Warrants are indexed to the Company’s Class A common stock and meet the requirements for equity classification under the scope exception in ASC 815-40.
The original 2024 Unsecured SPA Investors were issued incremental warrants (the “2024 Unsecured SPA Incremental Warrants”) to purchase additional 2024 Unsecured SPA Notes up to the amounts originally funded under their original 2024 Unsecured SPA Note commitments. The 2024 Unsecured SPA Incremental Warrants, presented in the Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a one-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions. See Note 15, Fair Value of Financial Instruments for further details on the 2024 Unsecured SPA Incremental Warrants.
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
Summary of 2024 Unsecured SPA Notes Activity
As of December 31, 2025, the fair value of the 2024 Unsecured SPA Notes was $5.8 million, compared to $7.0 million as of December 31, 2024.
During the year ended December 31, 2025, the Company received net cash proceeds of $43.0 million, after original issue discounts, in exchange for the issuance of 2024 Unsecured SPA Notes. During the same period, the Company converted debt with a principal amount of $46.9 million into 43,309,929 shares of Class A Common Stock. The conversion of 2024 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $46.8 million, for the year ended December 31, 2025. For the year ended December 31, 2025, the Company recognized a gain of $10.5 million, from the fair value remeasurement of 2024 Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss.
During the year ended December 31, 2024, the Company received net cash proceeds of $2.5 million, after original issue discounts, in exchange for the issuance of 2024 Unsecured SPA Notes, and exchanged Unsecured Convertible Notes with a principal amount of $7.5 million into 2024 Unsecured SPA Notes. There were no other activity involving 2024 Unsecured SPA Notes during year ended December 31, 2024.

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
The 2025 March Unsecured SPA Notes mature in five years from the date of issuance and bear interest at a fixed rate of 10% per annum. Interest is payable on each conversion date or at maturity and may be settled in cash, shares of Class A common stock, or a combination thereof, at the Company’s election and subject to certain conditions. In the event of a default, the interest rate increases to 18% per annum. The Company may redeem the notes at a premium of 10% over the greater of (i) the value of the shares otherwise issuable upon conversion and (ii) the value of the note’s outstanding principal. In a bankruptcy-related default, the notes are redeemable at a 25% premium, unless waived by the holder.
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
The 2025 March Unsecured SPA Investors were issued warrants (the “2025 March Unsecured SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the 2025 March Unsecured SPA Notes funded, calculated using the initial conversion price of the 2025 March Unsecured SPA Notes. The 2025 March Unsecured SPA Warrants are exercisable immediately with a term of five years. The 2025 March Unsecured SPA Warrants are subject to a full ratchet anti-dilution price protection similar to that applicable to the 2025 March Unsecured SPA Notes. As of December 31, 2025, the Company’s 2025 March Unsecured SPA Warrants are indexed to the Company’s Class A common stock and meet the requirements for equity classification under the scope exception in ASC 815-40.
The 2025 March Unsecured SPA Investors were issued incremental warrants (the “2025 March Unsecured SPA Incremental Warrants”) to purchase additional 2025 March Unsecured SPA Notes up to the amounts funded under their 2025 March Unsecured SPA commitments. The 2025 March Unsecured SPA Incremental Warrants, presented in the Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a five-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions. See Note 15, Fair Value of Financial Instruments for further details on the 2025 March Unsecured SPA Incremental Warrants.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
Anti-Dilution Adjustments
During the year ended December 31, 2025, the Company entered into dilutive sale and purchase transactions, through the issuance of 2024 Unsecured SPA Notes upon the exercise of 2024 Unsecured SPA Incremental Warrants. These transactions triggered the full ratchet anti-dilution price protection for 2025 March Unsecured SPA Notes and related warrants issued prior to the triggering transactions. Accordingly, as of December 31, 2025, the conversion prices of the outstanding 2025 March Unsecured SPA Notes ranged from $1.16 to $1.22, and the exercise price of the related 2025 March Unsecured SPA Notes Warrants ranged from $1.392 to $1.464, depending on whether the applicable tranche was subject to the anti-dilution adjustment.
Summary of 2025 March Unsecured SPA Notes Activity
As of December 31, 2025, the fair value of the outstanding 2025 March Unsecured SPA Notes, was approximately $2.1 million compared to zero as of December 31, 2024.
During the year ended December 31, 2025, the Company received net cash proceeds of $34.8 million, after original issue discounts, in exchange for the issuance of 2025 March Unsecured SPA Notes. During the same period, the Company converted debt with a principal amount of $29.3 million into 28,551,267 shares of Class A Common Stock. The conversion of 2025 March Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $26.7 million. For the year ended December 31, 2025, the Company recognized a gain of $2.9 million from the fair value remeasurement of 2025 March Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss.
There were no transactions involving 2025 March Unsecured SPA Notes during year ended December 31, 2024 as the 2025 March Unsecured SPA Notes had not yet been issued.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
The 2025 July Unsecured SPA Investors were issued warrants (the “2025 July Unsecured SPA Warrants”) equal to 33% of the shares issuable upon conversion of the aggregate principal amount under the 2025 July Unsecured SPA Notes funded. The 2025 July Unsecured SPA Warrants are exercisable immediately with a term of five years. The 2025 July Unsecured SPA Warrants are subject to a full ratchet anti-dilution price protection similar to that applicable to the 2025 July Unsecured SPA Notes. As of December 31, 2025, the Company’s 2025 July Unsecured SPA Warrants are indexed to the Company’s Class A common stock and meet the requirements for equity classification under the scope exception in ASC 815-40.
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
Note Conversion and exercise price re-set
Pursuant to the terms of the 2025 July Unsecured SPA Notes, on September 19, 2025, the fixed conversion price of the 2025 July Unsecured SPA Notes and the exercise price of the related common stock warrants were reset to 100% and 120%, respectively, of the closing price of the Company’s Class A common stock on the trading day immediately prior to the receipt of stockholder approval for the related private placement. As a result, as of December 31, 2025, the fixed conversion price and warrant exercise price of the 2025 July Unsecured SPA instruments were $1.68 and $2.02, respectively. This reset did not trigger any price-based anti-dilution provisions of other outstanding convertible instruments.
Summary of 2025 July Unsecured SPA Notes Activity
As of December 31, 2025, the fair value of the outstanding 2025 July Unsecured SPA Notes, was approximately $26.8 million compared to zero as of December 31, 2024.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
During the year ended December 31, 2025, the Company received net cash proceeds of $39.2 million, after original issue discounts, in exchange for the issuance of 2025 July Unsecured SPA Notes. For the year ended December 31, 2025, the Company recognized a gain of $10.2 million from the fair value remeasurement of 2025 July Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss.
There were no transactions involving 2025 July Unsecured SPA Notes during year ended December 31, 2024 as the 2025 July Unsecured SPA Notes had not yet been issued.
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
The Company concluded that the 2025 Convertible Note - AIXC did not contain a substantial premium and therefore elected to account for the instrument under the fair value option in accordance with ASC 825-10-15-4. As of December 31, 2025 the fair value of the 2025 Convertible Note - AIXC was $0.1 million. Prior to the acquisition, any gains or losses resulting from the remeasurement of this instrument to fair value were recognized in AIXC’s standalone statements of operations. AIXC recognized a gain of $0.2 million from the fair value remeasurement of the 2025 Convertible Note - AIXC between the acquisition and December 31, 2025.
Promissory Notes - AIXC
During the year ended December 31, 2025 AIXC issued short-term notes (the “Promissory Notes - AIXC”). The Notes mature six months from their respective funding dates, bear no stated interest, and are repayable at 30% premium upon repayment. The premium is accreted to the carrying amount over their term using the effective interest method, with the offsetting impact recognized as interest expense.
Subsequent to the acquisition and prior to December 31, 2025, the Promissory Notes – AIXC were repaid in full for $3.3 million in cash. During the period prior to repayment, AIXC recognized approximately $0.4 million of interest expense related to the accretion of the premium using the effective interest method.
9.Related Party Transactions
The Company has entered into notes payable agreements with related parties. The Company receives funding through notes payable from various parties, including related parties. These related parties include employees, affiliates of employees, affiliates, and other companies controlled or previously controlled by one of the Company’s Global Co-CEOs, Mr. Yueting Jia. Effective August 13, 2025, during the pendency of the SEC investigation, Mr. Jia was temporarily excluded from oversight of the finance, legal, accounting, and public reporting functions. The tables below summarize the related party note payable agreements as of December 31, 2025 and December 31, 2024, providing details on contractual maturity dates, contractual interest rates, and net carrying values.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

	December 31, 2025
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Notes Payable — China	April 2027	18.0% (1)	$3,775
Notes Payable on Demand — China	Due on Demand	—%	429
Other Notes	Due on Demand	12.0%	75
			$4,279

Related party notes payable, current			$3,507
Related party notes payable, long-term			$772
_______________
(1) The restructured loan bears no stated interest, and the repayment schedule requires fixed installment payments through the contractual maturity date. If the Company fails to comply with the payment schedule, interest at a rate of 18.0% would be retroactively applied to the unpaid balance. During the term of the revised loan, the Company was not in default with respect to the payment schedule, and no contingent interest has been recorded as of December 31, 2025.

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
_______________
(1) The term was extended upon receipt of waivers of enforcement rights and remedies under the loan agreements and was subsequently settled in 2025, as described below.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Roll Forward of Related Party Debt by Transaction Type
The following table presents a roll forward of the Company’s notes payable balances from December 31, 2024 to December 31, 2025 with related parties. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Related Party Debt
(in thousands)	March 2025 Unsecured SPA Notes	Unsecured Convertible Note	Notes Payable — China	Notes Payable on Demand — China	Convertible FFGP Note	FFGP Note	Other Notes	Total
Balance as of December 31, 2024 (a)	$—	$1,364	$4,382	$417	$250	$1,576	$75	$8,064
New Issuances (b)	1,435	470	—	—	—	—	—	1,905
Repayment of Debt (c)	—	—	(714)	—	(250)	(1,576)	—	(2,540)
Conversion of Debt to Equity (d)	(1,837)	(727)	—	—	—	—	—	(2,564)
Fair Value Adjustments of Debt (e)	(49)	(656)	—	—	—	—	—	(705)
Reclassification of Debt Between Debt Categories (f)	451	(451)	—	—	—	—	—	—
Other Adjustments (g)	—	—	107	12	—	—	—	119
Balance as of December 31, 2025 (h)	$—	$—	$3,775	$429	$—	$—	$75	$4,279

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2024.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $2,826 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

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
(h) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2025.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The following table presents a roll forward of the Company’s Related party notes payable balances from December 31, 2023 to December 31, 2024. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Related Party Debt
(in thousands)	2023 Unsecured Convertible Note	Unsecured SPA Notes	Notes Payable — China	Notes Payable on Demand — China	Convertible FFGP Note	FFGP Note	Other Notes	Total
Balance as of December 31, 2023 (a)	$542	$—	$3,789	$5,103	$—	$326	$—	$9,760
New Issuances (b)	—	1,499	—	—	250	1,250	75	3,074
Repayment of Debt, including periodic interest on debt carried at fair value (c)	—	—	(125)	—	—	—	—	(125)
Conversion of Debt to Equity (d)	(435)	—	—	—	—	—	—	(435)
Fair Value Adjustments of Debt (e)	(107)	(135)	—	—	—	—	—	(242)
Other Adjustments (f)	—	—	718	(4,686)	—	—	—	(3,968)
Balance as of December 31, 2024 (g)	$—	$1,364	$4,382	$417	$250	$1,576	$75	$8,064

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2023".
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $1 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Cash repayments of principal amount and periodic interest, where fair value option is elected, during the period.
(d) Fair value of debt converted into equity during the period.
(e) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and call option derivatives in the Consolidated Statements of Operations.
(f) Miscellaneous changes not captured in other columns, such as currency adjustments.
(g) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2024.
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of Related party notes payable as of December 31, 2025, are as follows:

(in thousands)
Years Ending December 31,	Amount
Due on demand	$1,448
2026	2,059
2027	772
Thereafter	—
$4,279
The Company has entered into various financing arrangements with related parties, categorized as follows: (i) 2023 Unsecured Convertible Note; (ii) Unsecured Convertible Notes; (iii) 2025 March Unsecured SPA Notes; (iv) Notes Payable — China; (v) Notes Payable on Demand — China; (vi) FFGP Note; and (vii) Convertible FFGP Note.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
2023 Unsecured Convertible Note
In May 2023, June 2023, and October 2023, the Company issued unsecured convertible notes to MHL, a related party, under the 2023 Unsecured SPA Notes as the anchor investor. (For information on the terms of this note, see Note 8, Notes Payable 2023 Unsecured SPA Notes issued to third-parties.)
The Company elected the fair value option under ASC 825, Financial Instruments, for the 2023 Unsecured SPA Notes because the notes include features such as a contingently exercisable put option, which meets the definition of an embedded derivative.
Summary of Activity
As of December 31, 2025 and December 31, 2024, there were no outstanding related party 2023 Unsecured SPA Notes.
There was no related party activity related to the 2023 Unsecured SPA Notes during the years ended December 31, 2025 and 2024.
During the year ended December 31, 2024, the Company converted related party debt with a principal amount of $0.7 million into 33,107 shares of Class A Common Stock. The conversion of 2023 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $0.2 million. For the year ended December 31, 2024, the Company recognized a gain of $0.1 million from the fair value remeasurement of 2023 Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss.
Unsecured Convertible Notes
In January 2024, the Company issued an unsecured convertible note to MHL, a related party, in a principal amount of $1.5 million. The note was due three months from the date of issuance (April 2024), accrued interest at an annual rate of 4.27% per annum, and was convertible at the option of the holder into either Class A Common Stock or into a 2023 Unsecured Convertible Note.
In February 2025, MHL converted the outstanding debt with a principal balance of $1.5 million into 1,352,767 shares of Class A Common Stock. The conversion of the Unsecured Convertible Notes into Class A Common Stock resulted in a loss on extinguishment of $1.2 million which was recorded in Loss on settlement of related party notes payable in the Consolidated Statements of Operations and Comprehensive Loss.

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
As of December 31, 2025, the fair value of the Unsecured Convertible Notes was zero, compared to $1.4 million as of December 31, 2024
For the years ended December 31, 2025 and 2024, the Company recognized a gain of $0.7 million and $0.1 million, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss.
2025 March Unsecured SPA Notes
Investors in the 2025 March Unsecured SPA Notes include related parties. (For information on the terms of these notes, see Note 8, Notes Payable 2025 March Unsecured SPA Notes issued to third-parties.)

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Summary of Activity
The re were no outstanding 2025 March Unsecured SPA Notes to related party investors as of December 31, 2025 or December 31, 2024.
During the year ended December 31, 2025, the Company received net cash proceeds of $3.2 million, after original issue discounts, in exchange for the issuance of 2025 March Unsecured SPA Notes to related party investors. During the same period, the Company converted debt with a principal amount of $5.0 million into 4,973,799 shares of Class A Common Stock, respectively. The conversion of 2025 March Unsecured SPA Notes to related party investors, into Class A Common Stock resulted in a loss on extinguishment of $3.9 million, for the period, which was recorded in Loss on settlement of related party notes payable in the Consolidated Statements of Operations and Comprehensive Loss. For the year ended December 31, 2025, the Company recognized an immaterial gain from the fair value remeasurement of Secured SPA Notes under ASC 825, which was recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss.
There was no related party activity related to the 2025 March Unsecured SPA Notes during the year ended December 31, 2024 as the 2025 March Unsecured SPA Notes had not yet been issued.

Notes Payable — China
The Company has outstanding debt payable to Leshi Small Loan Co., Ltd. (“Chongqing”), a related party, also known as “Notes Payable — China.” In 2022, Chongqing agreed to modify the debt agreement, contingent on the Company making an initial payment of 10% of the agreed upon discounted principal amount. Under the modified terms, the Company received a waiver of accrued interest, a reduction in the principal balance, and an extended repayment schedule requiring full payment of the discounted principal by December 31, 2023. However, the Company did not pay the outstanding principal amount in full by the maturity date of December 31, 2023, and as a result, in January 2024 the Company incurred substantial interest and penalties. Per the terms of the 2022 agreement, in the event of a default at maturity all outstanding interest and penalties since the inception of the original agreement reverted to Chongqing and the discounted principal balance returned to the full unpaid amount. As a result, the Company recognized a loss of $14.1 million shown as component of Loss on settlement of related party notes payable in the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2024.
In December 2024, the Company repaid $0.1 million and entered into supplementary agreements with Chongqing, further restructuring its outstanding debt. The December 2024 agreements largely restored the debt to amounts outstanding prior to the default on December 31, 2023. If the Company defaults again on its payment plan with Chongqing the interest and penalties accrued since the inception of the original agreement and the note principal will revert back to Chongqing in proportion to the unpaid portion of the discounted principal balance. The agreements maintain an 18.0% stated interest rate for the debt and establish a payment plan for periodic principal and interest payments until the revised maturity date of April 2027. The Company accounted for the restructuring as a troubled debt restructuring under ASC 470-60, Debt – Troubled Debt Restructurings by Debtors. The restructuring did not result in debt extinguishment for accounting purposes, as the modified terms were not deemed substantially different under ASC 470. As a result of the restructuring, the Company recognized a gain of $0.7 million in additional paid-in capital, reflecting the related party nature of the transaction. Following the restructuring and subsequent principal payments, the Company's Notes Payable—China is in good standing as of December 31, 2025.
Summary of Activity
As of December 31, 2025, the principal value of this note payable was $3.8 million, compared to $4.4 million as of December 31, 2024. As of December 31, 2025 and December 31, 2024, the Company had accrued but unpaid interest and penalties of $19.9 million and $23.1 million recorded in Related party accrued interest on the Consolidated Balance Sheets.
During the year ended December 31, 2025, the Company continued to make payments under the December 2024 Supplemental Agreements described above, repaying $0.7 million of the restructured principal balance. Principal repayments resulted in a proportionate reduction of accrued interest and penalties owed to Chongqing, and the Company recognized a gain of $3.8 million in additional paid-in capital reflecting the related party nature of the transaction.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Notes Payable on Demand — China
The Company's notes payable with investors based in China (“Notes Payable on Demand — China”) bear a zero percent interest rate. The outstanding balance as of December 31, 2025 and December 31, 2024, was $0.4 million and $0.4 million, respectively.
FFGP Note
In November 2023 and January 2024, the Company issued unsecured promissory notes to FFGP Investment Holding I, LLC (“FFGP”), a related party, in an aggregate principal amount of $1.6 million. These notes, referred to as the “FFGP Note”, were due three months from their respective dates of issuance and accrued interest at either 4.27% or 5.27%.
FFGP fully waived its enforcement rights and remedies under the loan agreement with respect to the outstanding principal balance until final settlement. During the year ended December 31, 2025, the Company repaid 1.6 million. The carrying values of the FFGP Note were zero and $1.6 million as of December 31, 2025 and December 31, 2024, respectively.
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
FFGP fully waived its enforcement rights and remedies under the loan agreement with respect to the outstanding principal balance until final settlement. During the year ended December 31, 2025, the Company repaid $0.3 million. The carrying value of the Convertible FFGP Note was zero and $0.3 million as of December 31, 2025 and December 31, 2024, respectively.
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
For the year ended December 31, 2025, the Company paid approximately $7.5 million to FFGP, including a $2.0 million bonus payment to FFGP in September 2025 and $1.7 million to repay two loans payable to FFGP (see FFGP Note and Convertible FFGP Note, above for details). As of December 31, 2025 and December 31, 2024, the Company recorded a related party liability within accounts payable $0.1 million and $2.0 million, respectively, related to consulting services provided by FFGP.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
In early 2023, FFGP submitted a reimbursement request for approximately $6.5 million of legal expenses related to governance matters. The Board did not approve the request, and accordingly no liability has been recorded. The matter remains unresolved as of December 31, 2025. The new consulting agreement did not modify, settle, or otherwise address this prior reimbursement claim.
Advertising Services Payable to Leshi Information Technology Co., Ltd
The Company has recorded a related party payable to Leshi Information Technology Co., Ltd. within Related party accrued expenses and other current liabilities in the amount of $8.5 million and $7.7 million, respectively as of December 31, 2025 and December 31, 2024, in connection with advertising services provided to the Company in prior years. Leshi Information Technology Co., Ltd. is affiliated with LeTV is a Shanghai Stock Exchange-listed public company founded and controlled by Mr. Yueting Jia, the Company’s founder and Global Co-CEO. Activity related to this payable during the year ended December 31, 2025 consisted of $0.6 million in accrued interest and penalties. The remaining change in the balance is attributable to foreign currency translation.
Research and Developments Services Payable to Lerongzhixin Electronic Technology (Tianjin) Co., Ltd.
The Company has recorded a related-party payable to Lerongzhixin Electronic Technology (Tianjin) Co., Ltd. (“Lerongzhixin”) within Related party accrued expenses and other current liabilities in the amount of $3.1 million and $3.0 million, respectively, as of December 31, 2025 and December 31, 2024, in connection with technology-transfer and R&D services provided to the Company’s subsidiary LeAutolink Intelligent Technology (Beijing) Co., Ltd. (“LeAutolink”) under a Technology Transfer Agreement. Under this agreement, Lerongzhixin provided technical know-how and deliverables covering product and circuit design, software and databases, test/inspection reports and experimental data, prototypes and tooling, and related documentation and patents. Lerongzhixin and LeAutolink are entities affiliated with Mr. Yueting Jia and are therefore presented as related parties. There was no activity related to this payable during the year ended December 31, 2025, other than changes attributable to foreign currency translation.
Grow Fandor
During 2024 and 2025, the Company entered into several related party transactions with Grow Fandor Inc. (“Grow Fandor”). Grow Fandor is considered a related party because it is significantly influenced by Mr. Yueting Jia, the Company’s Global Co-CEO, who has a financial and operational interest in the entity. Grow Fandor was co-founded by Mr. Jia and Mr. Jerry Wang, who currently serves as Global President of the Company and is a significant shareholder in Grow Fandor. Below is a summary of the Company’s transactions with Grow Fandor and the related accounting treatment:

•Promissory Note: In September 2024, the Company executed a promissory note with Grow Fandor in the principal amount of $75,000. This note has been classified as “Other Notes” in table above that the summarizes the related party note payable agreements as of December 31, 2025.
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
•Trademark License Agreement: In October 2024, the Company and Grow Fandor executed the Trademark License Agreement. Under the terms of the licensing agreement, Grow Fandor has exclusive licensing rights as the only third-party allowed to use the FF and FX brands and marks during the contract term. In exchange Grow Fandor will pay to the Company: (1) a royalty fee, payable quarterly, calculated as the greater of: (a) 50% of the annual net profit from FF and FX ecosystem products, and (b) 5% of net sales revenue from all relevant brand ecosystem products; and (2) a $250,000 annual base license fee. Grow Fandor paid the initial annual license fee. Subsequent annual license fees will be payable within 30 days after each contract year. The Company recorded the initial license fee as a capital contribution due to the related party nature of the relationship with Grow Fandor and Mr. Yueting Jia’s public statements that the relationship is designed to provide incremental capital to the Company. In 2025, such license fee was paid in kind in exchange for marketing materials.
•Sub-lease Agreement: Effective June 2025, the Company entered into a sublease agreement with Grow Fandor, for approximately 3,000 square feet of office space at our corporate office location. The term of the sublease is ten months, ending March 31, 2026. Monthly base rent is $4,500, with an additional $3,000 per month for Grow Fandor’s share of Common Area Operating Expenses, which may be deferred and accrue interest at 5% annually. The premises will be used for storage of apparel for e-commerce, office use, and video recording/streaming. Grow Fandor has

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
evacuated the premises as of December 31, 2025 and the Company is in negotiations to resolve the outstanding balance and formalize the termination terms.

X-Butler Transactions
For the year ended December 31, 2025, X-Butler, a related party because it is affiliated with Mr. Yueting Jia, the Company’s founder and Global Co-Chief Executive Officer, provided business development and event-related services to the Company and its executives, including services relating to corporate and investor events. The Company paid $0.2 million to X-Butler for such services during the year ended December 31, 2025. The Company recorded approximately $0.1 million and $0.3 million in Related party accrued expenses and other current liabilities as of December 31, 2025 and December 31, 2024, respectively.
Other Related Party Transactions
Excluding our related party loan repayments and payments made to FFGP and X-Butler (as explained above), during year ended December 31, 2025 the Company paid approximately $1.3 million to various related parties, primarily members of the Board of Directors and executives in ordinary course of business.
Related-Party Participation in AIXC financing

In September 2025, in connection with the Company’s acquisition of a controlling interest in AIXC, certain related parties of the Company participated alongside the Company in AIXC’s equity financing through an escrow account. Yueting Jia funded $4.0 million, and Jerry (Jiawei) Wang funded $0.2 million on September 26, 2025. These investments were made on substantially the same terms as those applicable to other investors participating in the financing. Aggregate escrow receipts from all investors totaled $40.7 million, including $30.0 million funded by the Company. (See Note 3, Business Acquisition—Consolidation of AIXC.)
10.Other Financing Liabilities
FF aiFactory California (“Hanford”) Financing Arrangement
On October 19, 2023, the Company entered into a sale leaseback transaction whereby it has exercised its option to purchase its FF aiFactory California manufacturing facility located in Hanford California (the “Property”) and simultaneously completed a sale leaseback to Ocean West Capital Partners (“Landlord”) pursuant to that certain Lease Agreement, dated as of October 19, 2023, by and between the Tenant and 10701 Idaho Owner, LLC (the “Lease Agreement”). This Lease Agreement also allows the Tenant access to up to $12.0 million of tenant improvement allowance for the Property. The Lease Agreement is for a term of five years, with a monthly lease rate of $0.4 million, with a five-year extension option, and the Tenant has an option to purchase the fee interest in the Property at any time after the second year of the lease term. The Company would be required to pay approximately $58.7 million to exercise the purchase option and acquire the ownership interest in the property. Furthermore, the Tenant has a right of first offer to purchase the Property in the event Landlord desires to sell the Property. The obligations of the Tenant under the lease are guaranteed by the Company pursuant to that certain Guaranty of Lease made by the Company to 10701 Idaho Owner, LLC.
Due to the inclusion of the purchase option in the lease agreement, the Company was considered to have continuing involvement and, thus, accounted for the transaction as a failed sale-lease-back transaction, with the Property assets subject to the sale leaseback remaining on the balance sheet and the sale proceeds recorded as a liability in accordance with the financing method. The Company recognized a $24.9 million financing obligation at the completion of the transaction, which was recorded to the Other financing liabilities, long term portion on its Consolidated Balance Sheets. No gain or loss was recorded on the failed sale and lease back.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
For the years ended December 31, 2025 and 2024, the Company had a building improvement balance of $12.0 million and $6.9 million, respectively, within Property, plant and equipment, net, reflecting amounts funded through the tenant improvement allowance. The repayment of the tenant improvement allowance are included in the scheduled financing obligation payments.
For the years ended December 31, 2025 and 2024, the Company recorded interest expense of $8.3 million and $6.9 million, respectively.
The financial liability as of December 31, 2025 and December 31, 2024 was $44.2 million and $35.2 million, respectively.
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
Summary of Collateralized Loan Activity
As of December 31, 2025 and December 31, 2024, the carrying value of the Collateralized Loan was $3.6 million and $4.3 million, respectively. Of these amounts $0.9 million and $0.8 million, respectively, were included in Other financing liabilities, current portion and $2.7 million and $3.5 million, respectively, were included in Other financing liabilities, long term portion in the Consolidated Balance Sheets. For the years ended December 31, 2025 and 2024, the Company repaid $0.8 million and $0.3 million, respectively, of Collateralized Loan principal. Interest expense for the years ended December 31, 2025 and 2024 was $1.1 million and $0.6 million, respectively.
The future scheduled principal maturities of financing obligations as of December 31, 2025 are as follows:

(in thousands)
Years Ending December 31,	Amount
2026	$951
2027	1,189
2028	60,455
$62,595
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
The Company’s lease arrangements primarily consist of corporate office, warehouse, store, and vehicle lease agreements. The leases expire on various dates through 2030.
As part of the Company’s plan to expand its operations within the United Arab Emirates, the Company signed a lease on May 01, 2025 with Ras Al Khaimah Economic Zone Authority (“RAKEZ”) to rent a warehouse with 10,000 square meters total rentable surface for 5 years and an annual lease payment of AED 3,800,000. Additionally, the Company has a $0.5 million deposit for a future lease expected to commence in 2026 with Master Investment Group (MIG). MIG is also the holder of the July 2025 Unsecured Notes and the Junior Senior Secured Notes, which had a combined fair value of $2.3 million as of December 31, 2025.
Incremental Lease Commitments
On February 12, 2026, the Company executed a new lease agreement in El Segundo, California which will replace the Gardena lease. The El Segundo location has a total of 99,209 square feet. The initial lease term is 72 months. Estimated base rent lease payments related to this new lease total $16.9 million. These base rent lease payments are not included in the lease balances in the Consolidated Balance Sheets, as the lease has not yet commenced. See Note 19, Subsequent Events for more details.
Lease Impairment
During the year ended December 31, 2024, the Company vacated a leased store facility and a leased research facility while working with the landlords to negotiate the related lease terminations. As a result, the Company recognized a write-down of lease right-of-use (ROU) assets and lease liabilities in an aggregate amount of $8.8 million and $7.0 million, respectively. The Company also recognized less than $0.1 million in lease termination costs during 2024. The net impact of the right-of-use asset write down and lease termination costs of $1.8 million is reported in Impairment of long-lived assets and deposits on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. There were no lease impairments for the year ended December 31, 2025.As a
Sublease
In June 2025, the Company entered into a sublease arrangement with Grow Fandor, a related party, whereby Grow Fandor leases 3,000 square feet of office space at the Gardena Corporate Office location for ten months. The area subleased constitutes roughly 2% of the overall rentable space at the Gardena location. The monthly base rent is insignificant and is recorded as other income. Grow Fandor has evacuated the premises as of December 31, 2025 and the Company is in negotiations to resolve the outstanding balance and formalize the termination terms.

Short Term Leases

As of December 31, 2025, the Company’s short-term leases consist of offices in Beijing and Zhuhai, China. Lease terms do not exceed twelve months. short-term lease obligations are included in accrued expenses and other current liabilities on our Consolidated Balance Sheets.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
ASC 842 Disclosures
Lease cost includes both the fixed and variable expenses recorded for leases. The Company had no finance lease cost for the years ended December 31, 2025 and 2024. The components of operating lease cost were as follows:

(in thousands)	2025	2024
Operating lease cost	3,509	4,389
Variable lease cost	991	398
Total lease cost	$4,500	$4,787
The following table summarizes future lease payments:

(in thousands)
Years Ending December 31,	Operating Leases
2026	$1,800
2027	1,098
2028	1,122
2029	1,156
2030	678
Thereafter	—
Total	5,854
Less: Imputed Interest	940
Present value of net lease payments	$4,914

Lease liability, current portion	$1,443
Lease liability, net of current portion	3,471
Total lease liability	$4,914
Supplemental information and non-cash activities related to operating and finance leases are as follows:

(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,572	$3,230
Lease assets obtained in exchange for operating lease liabilities	$6,206	$30

	2025	2024
Weighted average remaining lease term (in years)
Operating leases	3.93	0.70
Weighted average discount rate
Operating leases	9.6%	16.4%

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
12.Commitments and Contingencies
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
Legal Proceedings Against the Company
As of December 31, 2025 and December 31, 2024, the Company had accrued legal contingencies of $3.2 million and $9.1 million, respectively, recorded within Accrued expenses and other current liabilities and Accounts payable for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Each of the foregoing derivative lawsuits purported to assert claims on behalf of the Company against certain of the Company’s current and former officers and directors for alleged violations of the Exchange Act or for various common law claims based upon those officers’ and directors’ alleged breaches of their purported fiduciary duties owed to the Company and/or for their alleged aiding and abetting of those purported breaches, resulting in unspecified damages to the Company. The complaints were generally premised upon many of the same underlying allegations made in the Zhou putative class action. The parties to the foregoing derivative lawsuits participated in a mediation on May 13, 2024, following which they reached a settlement in principle. On July 19, 2024, the parties entered into a Stipulation and Agreement of Settlement that was filed in the California Federal Derivative Action, which incorporated all of the foregoing derivative lawsuits respectively filed in California and Delaware. On September 3, 2024, the California Federal Derivative Action Court entered an order preliminarily approving the Stipulation and Agreement of Settlement (the “Preliminary Approval Order”) and provided for notice of the same to be made to Current Stockholders. On October 30, 2024, the California Federal Derivative Action Court approved the Settlement Agreement, resolving all of the foregoing derivative lawsuits. Following the approval of the Settlement Agreement, the California Federal Derivative Action was dismissed on October 30, 2024 and the Delaware Federal Derivative Actions were dismissed on November 15, 2024 (Wang) and November 19, 2024 (Moubarak). On December 31, 2024, the parties in the Farazmand filed a stipulation of dismissal which was subsequently entered by the court.
The Consolidated Delaware Class Action
On June 14, 2022, a verified stockholder class action complaint was filed in the Delaware Court of Chancery against, among others, the Company, its former Global CEO and CFO, and its then-Chief Product and User Ecosystem Officer (who was promoted to Global Co-CEO in April 2025 alleging breaches of fiduciary duties (the “Yun Class Action”). On September 21, 2022, a second verified stockholder class action complaint was filed in the Delaware Court of Chancery against, among others, the Company, the Global Co-CEOs and independent directors of PSAC, and certain third-party advisors to PSAC, alleging breaches of fiduciary duties, and aiding and abetting those alleged breaches, in connection with disclosures and stockholder voting leading up to the PSAC/Legacy FF merger (the “Cleveland Class Action”). The Cleveland and Yun Class Actions subsequently were consolidated the complaint in the Cleveland Class Action being designated as the operative pleading (collectively, the “Consolidated Delaware Class Action”). In April 2023, the defendants respectively filed motions to dismiss that complaint. While the defendants’ motions to dismiss were pending, the Central District of California approved the Zhou putative class action settlement. On May 24, 2024, the defendants in the Consolidated Delaware Class Action filed a motion for summary judgment based upon the court-approved settlement agreement in Zhou putative class action on the grounds that among other things, the releases of that settlement agreement barred the claims in the Consolidated Delaware Class Action. On February 10, 2025, the Delaware Court of Chancery granted summary judgment and dismissed the Consolidated Delaware Class Action both in its entirety and with prejudice.
Legal Proceedings Initiated by the Company
The Company has determined there to be financial exposure related to an ongoing legal matter, primarily arising from the bankruptcy of a key supplier. The exposure involves previously recorded deposits and tooling equipment, which have since become subject to legal contingency considerations due to the supplier’s insolvency.
The Company initially recorded $1.93 million in deposits and $12.9 million in tooling equipment in connection with its contractual relationship with a primary supplier. These amounts were originally recognized as a deposit paid for goods and services and tooling received, respectively, and continue to be reflected in their originally recorded accounts on the Consolidated Balance Sheets. However, following the primary supplier’s bankruptcy filing, these balances were identified as at risk, creating potential financial exposure for the Company. In 2024, the Company wrote-off $1.45 million of deposits. Additionally the Company accrued $1.29 million for estimated payments to maintain access to its tooling located at vendors of the key supplier (the “secondary suppliers”). In 2025, there were no additional write-offs regarding this legal matter.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
Other Legal Matters
On January 31, 2023, Raymond Handling Solutions, Inc. (“Raymond”), an equipment supplier, filed an action alleging that the Company breached its contract with Raymond and refused to pay for warehouse racking equipment. Raymond requested a judgment in its favor in the amount of $1.1 million. On April 15, 2024, the Company and Raymond executed a Settlement Agreement under which Raymond released all claims in exchange for the return of the racking equipment.
In July 2021, the Company and Palantir entered into a Master Subscription Agreement (“MSA”) setting forth the terms of the Palantir platform hosting arrangement which was expected to be used as a central operating system for data and analytics. On April 26, 2023, the Company received a letter from Palantir Technologies Inc. (“Palantir”) providing a notice of dispute alleging that the Company had not paid outstanding invoices totaling $12.3 million. On July 7, 2023, Palantir filed a Demand for Arbitration against the Company with Judicial Arbitration and Mediation Services, Inc., regarding the parties’ dispute under the MSA in which it alleged that the amount in controversy was $41.5 million. On August 4, 2023, the Company submitted its response to Palantir’s arbitration demand, which response included both affirmative defenses and a general denial of all allegations of Palantir’s arbitration demand. On March 11, 2024, the Company and Palantir executed a Settlement and Release Agreement terminating the MSA and resolving all of the parties’ disputes in exchange for the Company’s agreement to pay Palantir $5.0 million, with a liquidated damages clause of $0.3 million for late payments. This settlement includes mutual waivers and releases of claims to avoid future disputes. On August 9, 2024, the Company and Palantir entered into an amendment to the Settlement and Release Agreement pursuant to which, in lieu of paying the remaining $4.8 million due under the settlement agreement in cash, the parties agreed that the Company would issue, and Palantir would accept, $2.4 million of Class A Common Stock by August 9, 2024, and $2.4 million in Class A Common Stock by October 1, 2024. The August 9, 2024 issuance totaled approximately 11.1 million shares of Common Stock. The Company further agreed to register the shares under the Securities Act for resale by Palantir. The Company performed its obligations under the settlement agreement and Palantir filed a dismissal fully and finally resolving the matter.
On May 2, 2023, the Company received a notice of Commencement of Arbitration by Envisage Group Developments Inc. USA (“Envisage”) for unpaid invoices relating to professional engineering services and for design and manufacture of a Master Buck cube seeking alleged damages of $1.1 million. At the arbitration hearing, the Company disputed the adequacy of Envisage’s documentation for professional services and contended that no contract exists for Master Buck due to unfulfilled payment conditions. The Company further challenged Envisage’s unilateral alteration of payment terms. In June 2024, the arbitrator issued an award to Envisage totaling $1.1 million. Envisage subsequently filed a motion for attorneys’ fees and costs. Envisage was ultimately awarded a total of $1.4 million. The parties have reached an agreement to settle their dispute for $0.8 million. The Company performed its obligations under the settlement agreement and Envisage filed a dismissal fully and finally resolving the matter.
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
On October 11, 2023, Joseph Hof and Scott McPherson filed a class action lawsuit in Supreme Court of the State of New York, County of New York against Benchmark 237 LLC, Benchmark Real Estate Trust, SLLC, Canvas Investment Partners, LLC, Canvas Property Group, LLC, Juliet Technologies, LLC, and the Company, alleging that the defendants engaged in various scheming practices that discriminatorily impacted the plaintiffs and other class members The court granted the Company’s Motion to Dismiss on January 12, 2024, and dismissed the case on January 18, 2024. The plaintiffs filed an appeal on February 12, 2024 as to the dismissal orders, which appeal subsequently was dismissed due to the plaintiffs’ failure to timely file their appellate briefs. Plaintiffs have a year to file a motion to vacate the dismissal based upon a showing good cause, Plaintiff Hof filed a motion to seal the record and expressed the Plaintiffs’ desire to cease litigating the matter further.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
On February 14, 2024, Rexford Industrial - 18455 Figueroa, LLC (“Rexford”) filed a Complaint for Unlawful Detainer against Faraday SPE, LLC in the Superior Court of California, County of Los Angeles. The complaint asserted that the Company has failed to pay outstanding rent in the amount of $0.9 million, and sought recovery of reasonable attorney’s fees and damages. This action was based on an alleged breach of a Lease Agreement dated March 8, 2019, for the premises located at 18455 S. Figueroa Street, Gardena, California, and wherein Rexford is requesting forfeiture of the lease. On April 10, 2024, the court issued a Notice of Dismissal, dismissing the Complaint without prejudice.
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

On March 27 and March 29, 2024, Jose Guerrero and Victoria Xie, the Company’s former Senior Director of Sales and Aftersales, and Go-to-Market Project Manager and Launch Manager, respectively, filed wrongful termination lawsuits against Faraday&Future Inc. and certain of its officers in Superior Court of California, County of Los Angeles, each of which seeks compensatory, general, and special damages in an amount not less than $1.0 million. On April 19, 2024, another former employee, Karimul Khan, submitted a request for arbitration against the same group of defendants without quantifying the alleged damages sought. Based on the evidence produced thus far in the Khan matter, the Company believes it is more likely than not to prevail in the Khan matter. Given the early stages of the other legal proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
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
Notes to Consolidated Financial Statements
In March 2025, BXP filed a lawsuit against the Company, alleging unpaid rent and a balance of approximately $1.0 million under a lease agreement signed with the Company. The parties agreed to settle their dispute for $0.4 million.

In May 2025, Costamp Group, as assignee of Vantage Cast Europe, s.r.l. (“Vantage”), filed a lawsuit against the Company, alleging the non-payment of the estimated sum of €2.8 million. Plaintiff alleges that in or about March 2022, Faraday contracted with Vantage to supply automotive component parts pursuant to Faraday's unique specifications. In or about May 2022, Vantage, in reliance on the contract with Faraday, contracted with Costamp Group (a subsidiary of Plaintiff) to supply automotive component parts to Vantage. The claim alleges that Vantage and Costamp Group fully complied with their obligations in manufacturing automotive component parts pursuant to Faraday's specifications and that Vantage sent Faraday invoices and Faraday accepted and paid for its initial orders, but has since refused to accept delivery of the specially manufactured automotive components. The parties agreed to settle their dispute for $1.6 million.
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
Special Committee Investigation
As previously disclosed on November 15, 2021, the Board established a special committee of independent directors (“Special Committee”) to investigate allegations of inaccurate Company disclosures, including those made in an October 2021 short seller report and whistleblower allegations, which resulted in the Company being unable to timely file its third quarter 2021 Quarterly Report on Form 10-Q, Annual Report on Form 10-K for the year ended December 31, 2021, first quarter 2022 Quarterly Report on Form 10-Q and amended Registration Statement on Form S-1 (File No. 333-258993). The Special Committee engaged outside independent legal counsel and a forensic accounting firm to assist with its review. On February 1, 2022, the Company disclosed that the Special Committee completed its review. On April 14, 2022, the Company disclosed the completion of additional investigative work based on the Special Committee’s findings which was performed under the direction of the Executive Chairperson, reporting to the Audit Committee. In connection with the Special Committee’s review and subsequent investigative work, the following findings were made:
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
•the removal of Mr. Jia as an executive officer, who would continue in his position as Chief Product & User Ecosystem Officer of the Company. Certain dual-reporting arrangements were eliminated with respect to Mr. Jia, who also was required to report directly to Ms. Swenson, a non-independent director nominated by FF Top. Please see “Risk Factors–Risks Related to our Business and Industry–Yueting Jia and FF Global, over which Mr. Jia exercises significant influence, have control over our management, business and operations, and may use this control in ways that are not aligned with our business or financial objectives or strategies or that are otherwise inconsistent with our interests.” Mr. Jia also received a 25% annual base salary reduction, and his role was limited from a policy-making position to focusing on (a) Product and Mobility Ecosystem and (b) Internet, Artificial Intelligence, and Advanced R&D technology. On February 26, 2023, after an assessment by the Board of the Company’s management structure, the Board approved Mr. Yueting Jia (alongside Mr. Xuefeng Chen) reporting directly to the Board, as well as FF’s product, mobility ecosystem, I.A.I., and advanced R&D technology departments reporting directly to Mr. Jia. The Board also approved the Company’s user ecosystem, capital markets, human resources and administration, corporate strategy and China departments reporting to both Mr. Jia and Mr. Xuefeng in accordance with processes and controls to be determined by the Board after consultation with the Company’s management. Based on the changes to his responsibilities within the Company, the Board determined that Mr. Jia is an “officer” of the Company within the meaning of Section 16 of the Exchange Act and an “executive officer” of the Company under Rule 3b-7 under the Exchange Act on April 24, 2025, the Company announced the appointment of Mr. Yueting Jia as Global Co-Chief Executive Officer ("Global Co-CEO"), jointly leading the Company alongside Matthias Aydt;

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
•the suspension without pay of Jiawei (“Jerry”) Wang, the Company’s then former Vice President, Global Capital Markets, who subsequently notified the Board of his decision to resign from the Company on April 10, 2022, but remained with the Company as a consultant and was subsequently appointed Global President of the Company on March 24, 2025;
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
•the hiring of a Compliance Officer with the title of Deputy General Counsel, to report on a dotted line to the Chair of the Audit committee, and a Director of Risks and Internal Controls; and assessing and enhancing FF’s compliance policies and procedures;
•the implementation of a comprehensive training program for all directors and officers regarding, among other things, internal Company policies;
•the separation of Jarret Johnson, FF’s Vice President, General Counsel and Secretary; and
•certain other disciplinary actions and terminations of employment with respect to other Company employees (none of whom is an executive officer).
The Company is continuing to implement certain of the remedial actions approved by the Board. However, certain of these remedial actions are no longer in effect and no assurance can be provided that those remedial measures that continue to be implemented will be implemented or at all or will be successful to prevent inaccurate disclosures in the future. Please see “Risk Factors – Risks Related to our Business and Industry – We have taken remedial measures in response to the Special Committee findings, which may be unsuccessful” included in this Form 10-K. Certain remedial measures may not be fully implemented in light of the corporate governance agreements with FF Top and FF Global. Pursuant to the Heads of Agreement, the Company has implemented certain governance changes that impact certain of the above-discussed remedial actions.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
securities laws, the imposition of civil monetary penalties, disgorgement or other equitable relief within the SEC’s authority, or any combination of the foregoing.
On March 18, 2026, the Company received a letter from the Division of Enforcement of the SEC stating that, it does not intend to recommend an enforcement action by the SEC against the Company. The Company previously disclosed that the investigation related to certain matters involving its 2021 PIPE and SPAC-related transactions, and that the SEC had issued Wells Notices to the Company and certain executives. The Wells Notices were not formal charges, and the SEC Division of Enforcement has now formally informed the Company, Mr. Jia and Mr. Wang that it has concluded its investigation and is not recommending an enforcement action against any of them.
Other than disclosed herein, as of the date hereof the Company is not a party to any legal proceedings the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on the Company’s business, financial condition, or results of operations.
13.Stockholders’ Equity
The number of authorized, issued and outstanding stock, were as follows:

	December 31, 2025
	Authorized Shares	Issued Shares
Preferred Stock	5,931,000	1
Series B Preferred Stock	12,000,000	7,184,760
Class A Common Stock	228,041,297	199,130,727
Class B Common Stock	4,429,688	6,667
	250,401,985	206,322,155

	December 31, 2024
	Authorized Shares	Issued Shares
Preferred Stock	10,000,000	—
Class A Common Stock	99,815,625	65,919,127
Class B Common Stock	4,429,688	6,667
	114,245,313	65,925,794
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
On December 22, 2025, the Company entered into a purchase agreement with Matthias Aydt, pursuant to which the Company agreed to issue and sell one share of the Company’s newly designated Series A Preferred Stock, par value $0.0001 per share, for a purchase price of $100.00. The share of Series A Preferred Stock will have 7,000,000,000 votes, but has the right to vote only on the share authorization proposal.
The share of Series A preferred stock have no voting rights except with respect to the share authorization proposal. Upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily, pursuant to which assets of the Company or consideration received by the Company are to be distributed to the stockholders, the holder of Series A preferred stock shall be entitled to receive, before any payment is made to the holders of Common Stock by reason of their ownership thereof, an amount of $100.00. The share of Series A preferred stock are not entitled to receive dividends.
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
During the year ended December 31, 2025, 14,720,914 shares of Series B Preferred Stock were issued in connection with 2025 March Unsecured SPA Notes and 2025 July Unsecured SPA Notes, which had an aggregate principal amount of $73.6 million. During the same period 7,536,154 shares were cancelled upon conversion of 2025 March Unsecured SPA Notes with an aggregate principal amount of $25.4 million.
The Company evaluated these Series B Preferred Stock in connection with the March 2025 SPA Notes and the July 2025 SPA Notes and determined that such Series B Preferred Stocks are not freestanding based on the specific terms associated therewith. As such, no economic value was assigned to the issuance of these Series B Preferred Stock.
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
Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2025 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Ares Warrants	5,776,657	$1.16	August 5, 2027
SPA Warrants	5,259	$1.16	Various through November 25, 2032
Junior SPA Warrants	524,810	$1.16	Various through September 30, 2029
2024 Unsecured SPA Warrants	6,185,791	$1.22	Various through January 21, 2030
2025 March Unsecured SPA Warrants	5,178,828	(a) $1.39 or (b) $1.46	Various through December 31, 2030
2025 July Unsecured SPA Warrants	4,142,857	$2.02	August 22, 2030

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

Public Warrants	2,453	$110,400.00	July 21, 2026
Private Warrants	12	$110,400.00	July 21, 2026
	21,816,667
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2024 were as follows:

	Number of Warrants	Exercise Price	Expiration Date
Ares warrants	5,776,657	$1.16	August 5, 2027
SPA Warrants	15,238	$1.16	Various through November 1, 2031
Junior SPA Warrants	5,931,638	$1.16	Various through September 30, 2029
2024 Unsecured SPA Warrants	10,788,746	$1.39	December 31, 2029
Public Warrants	2,453	$110,400.00	July 21, 2026
Private Warrants	12	$110,400.00	July 21, 2026
	22,514,744

The above Ares warrants and SPA Portfolio Note warrants contain full ratchet anti-dilution price protection that requires the exercise price to be adjusted if the Company sells shares of Common Stock below the current exercise price. There were not any dilutive events during the year ended December 31, 2025 affecting these warrants.
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
During the year ended December 31, 2025, holders of Junior Secured SPA Warrants to purchase 190,840 shares of common stock exercised such warrants, resulting in issuance of 190,840 shares and proceeds of $0.2 million (exercise price of $1.16). Another 3,200,244 warrants were exercised on a cashless basis, resulting in issuance of 1,958,055 shares determined using the VWAP of $2.99. At the dates of exercise, the aggregate fair value of the exercised Junior Secured SPA warrants was $6.9 million, which was reclassified from the warrant liability to additional paid-in capital.
During the year ended December 31, 2025, holders of 2024 Unsecured SPA Warrants to purchase 1,000,000 shares of common stock exercised such warrants, resulting in issuance of 1,000,000 shares and proceeds of $1.2 million (exercise price of $1.22). Another 7,760,260 warrants were exercised on a cashless basis, resulting in issuance of 4,367,131 shares, determined using a weighted average VWAP of $2.83. At the dates of exercise, the aggregate fair value of the exercised 2024 Unsecured SPA warrants was $13.4 million, which amount was reclassified from the warrant liability to additional paid-in capital.
During the year ended December 31, 2025, certain third party and related party holders voluntarily cancelled 44,551,199 warrants issued in connection with the Company’s SPA financings. The cancellations did not result from amendments to the SPAs, and were not accompanied by additional consideration or changes to the related debt instruments. Therefore, Management accounted for the cancellations as equity transactions, with the impact recorded to additional paid-in capital.
During the year ended December 31, 2025, the Company reclassified certain SPA Portfolio Notes warrants previously recorded as liabilities to equity following a reassessment of the applicable accounting guidance under ASC 815-40.
There were no warrants exercised or cancelled during the year ended December 31, 2024.
Warrants - AIXC

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
As a result of the business acquisition of AIXC, as described in Note 3 Business Acquisition, the Company consolidates AIXC warrants outstanding as of December 31, 2025.
The number of outstanding warrants to purchase the AIXCs Class A Common Stock as of December 31, 2025 were as follows:

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

Other Warrants - AIXC, 2024 Placement Agent Warrants - AIXC and 2025 Placement Agent Warrants - AIXC contain full ratchet anti-dilution price protection that requires the exercise price to be adjusted if AIXC sells shares of Common Stock below the current exercise price. The liability-classified AIXC warrants are measured at fair value on a recurring basis, with changes in fair value recognized in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss. These warrants were initially recognized at their respective fair values on the date the Company obtained control of AIXC and any gains or losses related to changes in fair value prior to that date were recorded in AIXC’s standalone statements of operations. The liability-classified AIXC warrants are included in the warrant liability fair value rollforward presented in Note 15 Fair Value of Financial Instruments.
Insufficient Authorized Shares
From time to time, certain of the Company’s equity-linked financial instruments may be classified as derivative liabilities under ASC 815, Derivatives and Hedging, due to the Company having insufficient authorized and unissued shares to fully settle such instruments in shares. In assessing whether it has sufficient authorized and unissued shares available for share settlement, the Company evaluates the maximum number of shares that could be required to be issued under the instrument being assessed, together with the maximum potential shares issuable under all other existing commitments that may require the issuance of shares, including convertible debt, stock options, warrants, share-based payment awards, and other equity-linked instruments, in accordance with ASC 815-40. The Company also considers instruments with legally enforceable share reserve provisions as having priority in the allocation of available shares.
If the Company determines that it does not have sufficient authorized and unissued shares to settle an equity-linked instrument in shares, the Company applies a sequencing policy under ASC 815-40, Contracts in Entity’s Own Equity, whereby, if reclassification of contracts from equity to assets or liabilities is necessary because the Company cannot demonstrate that it has sufficient authorized and unissued shares to settle the equity-linked financial instrument in shares, the Company reclassifies contracts based on a systematic and consistently applied framework that considers contractual terms, settlement timing, and the relative priority of instruments, including any legally enforceable share reservation provisions. Contracts reclassified to derivative liabilities are recognized at fair value, with changes in fair value recognized in earnings, until the conditions giving rise to such derivative liability classification are resolved or the Company has sufficient authorized and unissued shares to settle such contracts in shares. The Company applies the same sequencing policy to share-based compensation arrangements when it may not have sufficient authorized and unissued shares available to settle such arrangements in shares.
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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
At the stockholder’s meeting held September 19, 2025, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2021 Stock Incentive Plan in order to increase the number of shares of FFAI Class A Common Stock available for issuance under the 2021 Plan by an additional 9.5 million shares. The intent of this increase is to bring authorized shares under the 2021 Plan close to industry level. As of December 31, 2025, and 2024 the Company had 260,075 and 530,131 shares of Class A Common Stock available for future issuance under the 2021 SI Plan.
Option Awards
As of December 31, 2025, the total unrecognized stock-based compensation expense for stock options granted under the 2021 Plan was less than $0.1 million, which is expected to be recognized over a weighted average period that is less than 1.00 year. Most options granted under the 2021 Plan vest over a four-year period and are contingent upon the grantee’s continued service.
There were no options granted under the 2021 Plan during the year ended December 31, 2025.
As of December 31, 2024, the total unrecognized stock-based compensation expense for stock options granted under the 2021 Plan was less than $0.1 million, which is expected to be recognized over a weighted average period of 2.26 years. There were no options granted under the 2021 Plan during the year ended December 31, 2024.
The total grant date fair value of options vested during the years ended December 31, 2025, and 2024 was less than $0.1 million and $2.0 million, respectively.
A summary of the Company’s stock option activity under the 2021 Plan is as follows:

(dollars in thousands except weighted average exercise price)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	798	$19,885.20	8.74	$5,351
Expired/forfeited	(390)	$20,794.36
Outstanding as of December 31, 2024	408	$21,156.47	7.59	$8,317
Expired/forfeited	(24)	$19,176.00
Outstanding as of December 31, 2025	384	$21,280.25	6.60	$—

Exercisable as of December 31, 2025	315	$21,774.93	6.59	$—

Restricted Stock Units
As of December 31, 2025, the total unrecognized stock-based compensation expense for RSUs granted under the 2021 Plan was $0.5 million which is expected to be recognized over a weighted average period of 0.29 years. Most RSUs granted under the 2021 Plan vest over a four-year period and are contingent upon the grantee’s continued service, except for RSUs granted to members of the Board of Directors, which generally vest over an approximately one-year period.
The total grant date fair value of RSUs vested during ended December 31, 2025, and 2024 was $0.5 million and $8.4 million, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
A summary of the Company’s RSU activity under the 2021 Plan is as follows:

(dollars in thousands except weighted average fair value)	Shares	Weighted Average Fair Value
Outstanding as of December 31, 2023(1)	2,885	$3,784.80
Granted	1,797,111	$3.72
Released	(1,322,382)	$1.31
Forfeited	(37,207)	$2.32
Outstanding as of December 31, 2024	440,407	$3.61
Granted	441,177	$1.69
Released	(263,311)	$4.35
Forfeited	(170,909)	$2.93
Outstanding as of December 31, 2025	447,364	$2.05
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
The total grant date fair value of options vested during the years ended December 31, 2025, and 2024 was less than $0.1 million and $2.3 million, respectively.
As of December 31, 2025, there were no unrecognized stock-based compensation expense for stock options granted under the EI Plan.
A summary of the Company’s stock option activity under the EI Plan is as follows:

(dollars in thousands except weighted average exercise price)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	2,031	$26,408.80	5.92	$31,743
Expired/forfeited	(82)	$28,973.01
Outstanding as of December 31, 2024	1,949	$26,237.95	4.84	$50,054
Expired/forfeited	(180)	$25,209.72
Outstanding as of December 31, 2025	1,769	$26,342.58	3.58	$—

Exercisable as of December 31, 2025	1,753	$26,277.84	3.56	$—
STI Plan
On May 2, 2019, the Company adopted its Special Talent Incentive Plan (“STI Plan”) under which the Board may grant up to 1,472 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for Legacy FF’s Class A Ordinary Stock to employees, directors, and non-employees.
The STI Plan does not specify a limit on the number of stock options that may be issued under the plan. Under the terms of the STI Plan, the Company is required to reserve and keep available a sufficient number of shares to satisfy the plan’s requirements. The Company no longer issues equity awards under this plan.
The total grant date fair value of options vested during the years ended December 31, 2025, and 2024 was less than $0.1 million and $7.8 million, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
As of December 31, 2025, there were no unrecognized stock-based compensation expense for stock options granted under the STI Plan.
A summary of the Company’s stock option activity under the STI Plan is as follows:

(dollars in thousands except weighted average exercise price)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	564	$60,169.20	6.64	$16,318
Expired/forfeited	(77)	$95,528.84
Outstanding as of December 31, 2024	487	$52,893.32	5.50	$25,481
Expired/forfeited	(56)	$101,355.16
Outstanding as of December 31, 2025	431	$46,596.66	4.87	$—

Exercisable as of December 31, 2025	195	$58,591.00	5.11	$—
Equity Awards Outside of Company’s Equity Incentive Plans (Market Awards)
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
To qualify for any award, the applicable stock price or market capitalization level must be sustained for at least 15 consecutive trading days. The effects of stock splits, dividends, mergers, or acquisitions are excluded from milestone calculations. There is no expiration date associated with achievement of the award. The award qualifies for equity accounting pursuant to the provisions of ASC 718, however, since the Company has insufficient authorized but unissued shares the award is presented as a liability within Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheet for the period ended December 31, 2025.
The fair value of Mr. Jia’s award at grant date was $10.3 million with an estimated total derived service period of 7.61 years, with expected milestone achievement dates between 2029 and 2032. As of December 31, 2025 the fair value of Mr. Jia’s award is $19.3 million with a remaining total derived service period of 6.44 years. The Company recognizes expense for Mr. Jia’s award using the accelerated attribution method.
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
The Company began recognizing expense for Mr. Jia’s market-based awards, which are in addition to his annual equity plan, at the inception of the arrangement. The compensation expense recognized in the years ended December 31, 2025, and 2024 was $2.4 million and $0.0 million, respectively.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Stock-based compensation expense
The following table presents stock-based compensation expense for all of the Company’s 2021 Plan, EI Plan, and STI Plan and awards outside these plans included in each respective expense category in the Consolidated Statements of Operations and Comprehensive Loss is as follows:

(in thousands)	2025	2024
Research and development	$124	$2,670
Sales and marketing	36	915
General and administrative	2,990	4,797
	$3,150	$8,382
15.Fair Value of Financial Instruments
Cash Equivalents
The fair value of the Company’s money market funds is based on the closing price of these assets as of the reporting date, which are included in cash equivalents. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. As of December 31, 2025, and 2024 the Company had cash equivalent balances of $16.0 million and $0.0 million, respectively.
Digital Assets
The Company measures digital assets at fair value in accordance with ASC 820, Fair Value Measurement. Fair value is determined using quoted prices in active markets for identical assets (Level 1 inputs). Accordingly, the Company classifies its digital assets within Level 1 of the fair value hierarchy under ASC 820. The Company utilizes pricing information provided by the principal market, which is based on observable market prices from active trading exchanges. As of December 31, 2025 and 2024, the Company had digital asset balances of December 31, 2025, and 2024 the Company had digital asset balances of $10.3 million and $0.0 million, respectively.
Notes Payable & Related Party Notes Payable
The Company has elected to measure certain notes payable and related party notes payable at fair value. Specifically, the SPA Portfolio Notes or notes convertible into SPA Portfolio Notes as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 8, Notes Payable and Note 9, Related Party Transactions). The Company uses a binomial lattice model and discounted cash flow methodology to value the notes carried at fair value. The significant assumptions used in the models include the volatility of the Class A Common Stock, the Company’s expectations around the full ratchet anti-dilution and other triggering events, the discount rate applied to the Notes, which incorporates a market benchmark rate and a company-specific credit spread, annual dividend yield, and the expected life of the instrument. Because the valuation incorporates significant unobservable inputs, including the Company’s credit spread and expected triggering events, the instruments are classified within Level 3 of the fair value hierarchy.
The fair value adjustments related to notes payables and related party notes payable were recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options or Change in fair value of related party notes payable, warrant liabilities, and derivative call options, respectively, in the Consolidated Statements of Operations and Comprehensive Loss.
For liabilities measured under the fair value option, the portion of the change in fair value attributable to instrument-specific credit risk is presented in other comprehensive income. The Company determines this amount by evaluating changes in the credit spread embedded in the discount rate used to value the convertible notes relative to a market benchmark rate. Changes in the benchmark component are considered market factors, while changes in the Company’s spread relative to the benchmark represent instrument-specific credit risk. During the periods presented, the Company’s credit spread did not change; accordingly, no portion of the change in fair value of the convertible notes was attributable to instrument-specific credit risk.
For notes payable and related party notes payable where the Company did not elect the fair value option pursuant to ASC 825, Financial Instruments, the carrying value approximates the fair value of the obligation.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
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
Warrant Liabilities
The Company measures certain SPA Portfolio Note warrants, AIXC warrants, and Private Warrants assumed in the Business Combination, that are classified as liabilities, at fair value. The Company uses various option pricing models, including Monte Carlo simulation model, binominal lattice, and the Black Scholes model, to measure the fair value of the instruments based on the specific contractual features.
Significant assumptions used in the valuation models include the volatility of the Company’s Class A Common Stock (or AIXC’s common stock, as applicable), the Company’s expectations around potential down-round protection triggering events, contractual term, risk-free rate and expected annual dividend yield. Because the valuation of these instruments incorporates significant unobservable inputs, warrant liabilities are classified within Level 3 valuations of the fair value hierarchy.
Changes in fair value or warrant liabilities are recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options or Change in fair value of related party notes payable, warrant liabilities, and derivative call options, in the Consolidated Statements of Operations and Comprehensive Loss
Derivative Call Options
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
The fair value adjustments related to the Incremental Warrants were recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options or Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss.
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
The fair value of the award is remeasured quarterly using a Monte Carlo simulation model based on a Geometric Brownian Motion framework. Significant assumptions used in the valuation included a stock price of $1.02, an effective date market capitalization of $76.4 million, a risk-free rate of 4.17%, a selected equity volatility of 80.0%, and an estimated contractual term of ten years. The remaining total derived service period for the award is 6.44 years, with expected milestone achievement dates between 2027 and 2032.
The Company concluded that the award qualifies for equity classification under ASC 718. However, because the Company does not currently have a sufficient number of authorized but unissued shares the award is classified as liability within Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheet for the period ended December 31, 2025. Shares based compensation expense is recorded in General and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Director Awards
On August 14, 2025, the Board of Directors approved restricted stock unit (“RSU”) awards with a target value of $150,000 for each of three non-employee directors, payable in shares of the Company’s Class A Common Stock pursuant to the Amended and Restated 2021 Stock Incentive Plan, as further described in Note 14, Stock-Based Compensation.
The closing price of the Company’s Class A Common Stock was $3.00 on August 14, 2025, representing an aggregate approved award value of $450,000 for the three directors. On December 31, 2025, the Board approved the use of the closing stock prices on August 14, 2025 and December 31, 2025 in determining the number of RSUs to be issued and authorized a make-whole adjustment to compensate the directors for the decline in the Company’s stock price between those dates. The closing price of the Company’s Class A Common Stock was $1.02 on December 31, 2025. At the time of approval, the Company did not have a sufficient number of authorized and unissued shares available for issuance. As a result, the Company classified these awards as liability-classified awards. The awards will continue to be accounted for as liabilities until the share sufficiency issue is resolved.
The fair value of the RSU awards was determined using the quoted market price of the Company’s Class A Common Stock, which represents an unadjusted quoted price in an active market for identical securities. Accordingly, the fair value measurement is classified within Level 1 of the fair value hierarchy under ASC 820, Fair Value Measurement.
Each RSU represents the right to receive one share of the Company’s Class A Common Stock upon vesting and settlement. The awards vest upon the earlier of the next annual meeting of stockholders following the grant date or April 15, 2026, subject to the director’s continued service through the applicable vesting date and stock based compensation expense is recorded in General and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss.
Recurring Fair Value Measurements
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money-market funds	$15,957	$—	$—
Digital assets	$—	$10,250	$—
Liabilities:
Warrant liabilities[1]	$—	$—	$1,950
Derivative call options[1]	$—	$—	$12,546
Notes payable[1]	$—	$—	$56,376
Market-based awards	$—	$—	$2,371
Director awards	$261	$—	$—
[1] Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities[1]	$—	$—	$28,864
Derivative call options[1]	$—	$—	$29,709
Notes payable[1]	$—	$—	$46,628
_______________
[1] Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.
There were no transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the years ended December 31, 2025, and 2024. The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, accounts payable, accrued liabilities and notes payable, other than the SPA

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Portfolio Notes and the 2025 Convertible Note - AIXC, approximate fair value because of their short-term nature or contractually defined value.
The following table summarizes the activity of Level 3 fair value measurements:

(in thousands)	Warrant Liabilities[1]		Derivative Call Option[1]		Notes Payable[1]		Market-based award[4]
Balance as of December 31, 2024	$28,864		$29,709		$46,628		$—
Additions	49,364	[2]	40,389	[2]	133,505	[3]	2,281
Additions - Business Combination	362		—		340		—
Change in fair value measurements	(21,848)		(42,886)		(39,787)		90
Conversions of notes to Class A Common Stock	—		—		(84,310)		—
Warrant exercise	(20,251)		—		—		—
Cancellation of Warrants	(27,407)		—		—		—
Reclassification of liability classified warrants to equity	(7,134)		—		—		—
Exercise of derivative call options	—		(14,666)		—		—
Balance as of December 31, 2025	$1,950		$12,546		$56,376		$2,371
_______________
[1] Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.
[2] Addition to Warrant Liabilities and Derivative Call Option are included as loss in line items Change in fair value of notes payable, warrant liabilities, and derivative call options and Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Consolidated Statements of Operations and Comprehensive Loss. This information is presented to facilitate reconciliation to the related amounts reported in the Consolidated Statements of Operations and Comprehensive Loss.

[3] Additions of Notes Payable measured at fair value are presented net of the initial fair value adjustment recorded at issuance. The aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $24,265 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction. In addition, the line item Change in fair value of notes payable, warrant liabilities, and derivative call options includes a loss of $6,044 thousand, and the line item Change in fair value of related party notes payable, warrant liabilities, and derivative call options includes a loss of $189 thousand, both of which relate to debt issuance costs. These costs are separately identifiable from the fair value adjustments described above and are not included in the Additions of Notes Payable This information is presented to facilitate reconciliation to the related amounts reported in the Consolidated Statements of Operations and Comprehensive Loss.

4 As discussed in Note 14, Stock-Based Compensation, the issuance date fair value of the Market-based award is $10.3 million and as of December 31, 2025 the fair value of the Market-based award was $19.3 million. Amounts displayed here represent vesting for the award based on the issuance date fair value and the subsequent remeasurement of amounts vested.

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

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
16.Income Taxes
The provision for income tax consisted of the following:

(in thousands)	2025	2024
Current:
Federal	$—	$—
State	19	(4)
Foreign	44	(263)
	63	(267)

Deferred:
Federal	(54,770)	(21,218)
State	(24,909)	(10,013)
Foreign	(435)	(504)
	(80,114)	(31,735)
Valuation allowance	80,114	31,735
	—	—

	$63	$(267)
The components of losses before income taxes, by taxing jurisdiction, were as follows for the years ended December 31:

(in thousands)	2025	2024
U.S.	$(388,275)	$(324,929)
Foreign	(8,744)	(31,185)
	$(397,019)	$(356,114)
Reconciliation of Statutory Federal Tax Rate to Effective Tax Rate
The provision for income taxes for the years ended December 31, 2025, and 2024 differs from the amount computed by applying the statutory federal corporate income tax rate of 21% to losses before income taxes. The following adjustments account for these differences for the years ended December 31, 2025, and 2024:
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 1, Nature of Business and Organization, Basis of Presentation, and Summary of Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows (in thousands, except for percentages):

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements

	2025
Expected Federal Income Tax (benefit) at Statutory rate	$(83,374)	21.0%

State and local income Taxes, net of fed effects[1]
State income taxes (net of federal benefit)	(19,638)	5.0%
Changes in State Valuation Allowance	19,651	(5.0)%

Foreign tax effects[2]
Foreign Tax Rate Difference	198	(0.1)%
Expiration of Tax Attributes	866	(0.2)%
Other	(470)	0.1%
Changes in Foreign Valuation Allowance	1,172	(0.3)%
Changes in Valuation Allowance	59,053	(14.9)%

Nontaxable or Nondeductible Items
Fair value debt adjustments	12,142	(3.1)%
Disallowed Interest	7,581	(1.9)%
Non-Controlling Interest	944	(0.2)%
Goodwill Impairment	935	(0.2)%
Other permanent differences	868	(0.2)%

Changes in Unrecognized Tax Benefits	135	—%

Effective Tax Rate	$63	—%
(1) The tax effect in this category reflects state and local taxes in California.
(2) The tax effect in this category primarily reflects income taxes in China and U.A.E.

The reconciliation of taxes at the federal statutory rate to Company’s provision for (benefit from) income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

2024
Federal income tax expense	21.0%
State income taxes (net of federal benefit)	2.3%
Other permanent differences	(1.4)%
Fair value debt adjustments	(10.3)%
Disallowed interest	(1.8)%
Foreign tax rate difference	0.1%
Prior year true-up on deferred taxes	(0.2)%
Return-to-provision adjustment	(1.3)%
Uncertain tax benefit	0.8%
Expiration of tax attributes	(0.3)%
Valuation allowance	(9.0)%
0.1%

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 1, Nature of Business and Organization, Basis of Presentation, and Summary of Significant Accounting Policies, cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows (in thousands):

2025
Federal	$—
State
California	14
Foreign	—
Total cash paid for income taxes, net of refunds	$14
Cash paid for income taxes, net of refunds, during the year ended December 31, 2024 was $— million.
Deferred Tax Assets & Liabilities and Valuation Allowance
The tax effects of temporary differences for the years ended December 31, 2025, and 2024, that give rise to significant portions of the deferred tax assets and deferred tax liabilities are provided below:

(in thousands)	2025	2024
Deferred Tax Assets:
Net operating losses (“NOL”)	$479,820	$411,244
Research and development credits	4,239	4,239
Accrued liabilities and reserves	23,063	25,581
Construction in progress - Impairment	3,001	—
Depreciation & impairment	19,748	—
Amortization	7,724	8,803
Deposits - Impairment	2,676	—
Capitalized R&D expense	27,266	53,125
Stock-based compensation	1,186	450
Transaction costs	25	35
Other	275	379
Gross deferred tax assets	569,023	503,856
Valuation allowance	(537,852)	(457,738)
Deferred tax assets, net of valuation allowance	31,171	46,118
Deferred Tax Liabilities:
Depreciation	—	(20,174)
Indefinite-lived Intangible	(945)
State taxes	(31,133)	(25,944)
Gross deferred tax liabilities	(32,078)	(46,118)

Net deferred tax assets (liabilities)	$(907)	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. During December 31, 2025 and 2024, the Company evaluated the realizability of its net deferred tax assets based on available positive and negative evidence and concluded that the likelihood of realization of the benefits associated with its net deferred tax assets does not reach the level of more likely than not due to the Company’s history of cumulative pre-tax losses and risks associated with the generation of future income given the current stage of the Company’s business. The Company has recognized a full valuation

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
allowance as of December 31, 2025 and 2024 since, in the judgment of management given the Company’s history of losses, the realization of these deferred tax assets was not considered more likely than not. The Company has recorded a net deferred tax liability of $0.9 million and $— million as of December 31, 2025 and December 31, 2024 respectively in connection with the recognition of identified intangible assets from the business acquisition during the year ended December 31, 2025. Because reversal of the indefinite-lived intangible assets cannot be predicted with reasonable certainty, these liabilities cannot be used as a source of taxable income to support the realization of the deferred tax assets. The valuation allowance was $537.9 million and $457.7 million as of December 31, 2025 and 2024, respectively, with increases attributable primarily to the current year’s provision. and a small portion on account of AIXC acquisition accounting.
Net Operating Loss Carryforwards and R&D tax credit carryforward
As of December 31, 2025, the Company has U.S. federal net operating loss (“NOLs”) carryforwards of $1,589.6 million, California net operating loss carryforwards of $1,494.3 million and foreign net operating loss carryforwards of $58.0 million. The U.S. federal net operating loss carryforwards of $1,508.6 million generated post the Tax Cuts and Jobs Act may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. The U.S. federal net operating loss carryforwards of $81.0 million generated prior to December 31, 2017 may be carried forward for twenty years. The California net operating loss carryforwards will begin to expire in 2034.and foreign net operating loss carryforwards have begun expiring.
The Company has no U.S. federal R&D tax credit carryforwards and a state R&D tax credit carryforward of $4.2 million as of December 31, 2025. The U.S. state tax credits do not expire and can be carried forward indefinitely.

In accordance with Internal Revenue Code Section 382 (“Section 382”) and Section 383 (“Section 383”), a corporation that undergoes an “ownership change” (generally defined as a cumulative change (by value) of more than 50% in the equity ownership of certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs and R&D tax credits to offset post-change taxable income and post-change tax liabilities, respectively. The Company’s existing NOLs and R&D credits may be subject to limitations arising from previous ownership changes, and the ability to utilize NOLs could be further limited by Section 382 and Section 383 of the Code. In addition, future changes in the Company’s stock ownership, some of which may be outside of the Company’s control, could result in an ownership change under Section 382 and Section 383 of the Code. AIXC’s preacquisition NOLs and R&D credits are fully limited under Section 382 and Section 383 and are not included in the deferred tax assets listed in table above.
Reinvestment of Earnings
The Company’s intention is to indefinitely reinvest earnings in all jurisdictions outside the United States. As of December 31, 2025, and 2024, there was no material cumulative earnings outside the United States due to net operating losses and the Company has no earnings and profits in any jurisdiction, that if distributed, would give rise to a material unrecorded liability.
Tax Jurisdictions
The Company is subject to taxation and files income tax returns with the U.S. federal government, the state of California, as well as under the tax laws of the People’s Republic of China, Hong King, and the U.A.E. As of December 31, 2025, the 2022 through 2025 federal income tax returns and 2021 through 2025 state income tax returns are open to exam. However, if loss carryforwards of tax years prior to 2022 (2021 for California) are utilized in the U.S., these tax years, except those closed under previous examinations, may become subject to investigation by the tax authorities. All of the prior year income tax returns, from 2018 through 2025, are open under China tax law. The Company is not under any income tax audits.
Uncertain Income Tax Position
The aggregate change in the balance of unrecognized tax benefits for the years ended December 31, 2025, and 2024, is as follows:

(in thousands)	2025	2024
Beginning balance	$10,087	$12,972
Increase related to current year tax positions	135	389
Decrease related to prior year positions	—	(3,274)
Ending balance	$10,222	$10,087

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
In accordance with ASC 740-10, Income Taxes — Overall, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. No interest and penalties related to the Company’s unrecognized tax benefits were accrued as of December 31, 2025 and 2024. The Company does not expect its uncertain income tax positions to have a material impact on its Consolidated Financial Statements within the next twelve months. As of December 31, 2025 and 2024, the realization of uncertain tax positions were not expected to impact the effective rate due to a full valuation allowance on related deferred taxes.
On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings. The Company has recognized the effects of the OBBBA provisions in the financial results to the extent they are applicable to the year ended December 31, 2025. The Company will continue to evaluate the impact of these provisions on 2026 and subsequent consolidated financial statements.

17.Net Loss per Share
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
The following data shows the amounts used in computing net loss per share and the effect on net loss and the weighted-average number of shares as follows:

(in thousands, except share and per share amounts)	2025	2024
Net loss attributable to Faraday Future Intelligent Electric Inc.	$(390,696)	$(355,847)
Less: Deemed Dividend	—	(7,576)
Net loss available to common stockholders	$(390,696)	$(363,423)

Weighted average shares used in computing net loss per share of Class A and B Common Stock:
Basic	124,299,591	18,529,525
Diluted	124,299,591	18,529,525

Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(3.14)	$(19.61)
Diluted	$(3.14)	$(19.61)
The net loss per common share was the same for the Class A Common Stock and Class B Common Stock because they are entitled to the same liquidation and dividend rights and are therefore combined in the Consolidated Statements of Operations and Comprehensive Loss.
Potentially Dilutive Shares
The Company reported net losses for all periods presented, resulting in all potentially dilutive Common Stock equivalents being considered antidilutive and excluded from the calculation of net loss per share. The Company’s Series B Preferred Stock is not convertible into Class A Common Stock and does not participate in the Company’s earnings and, therefore, is not a potentially dilutive security under ASC 260.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The table below presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock attributable to Common Stock stockholders due to their antidilutive effect:

	2025	2024
Shares issuable upon conversion of SPA Portfolio Notes	72,340,661	41,054,586
Shares issuable upon conversion of Unsecured Convertible Notes	5,153,894	749,866
Shares issuable upon exercise of equity classified SPA Portfolio Note warrants	12,907,897	15,238
Shares issuable upon exercise of liability classified SPA Portfolio Note warrants	3,129,648	16,720,384
Other warrants	5,776,657	5,776,657
Stock-based compensation awards – Options	2,263	2,591
Stock-based compensation awards – RSUs	6,095	161,225
Public warrants	2,453	2,453
Private warrants	12	12
	99,319,580	64,483,012

18.Segment Information

The Company has two reportable segments: AI Electric Vehicles (“AIEV”) and AIXC. Our reportable segments are based upon the industries where the Company commercializes its products and services. As of December 31, 2025, the Company has strategically allocated its resources in the electric vehicle and digital asset markets. Furthermore, our reportable segments reflect how we report our financial results to the chief operating decision maker ("CODM"). Our CODM is the Global Co-CEO who is responsible for reviewing segment performance and making decisions regarding resource allocation. “Loss from operations” is the segment performance measurement that the CODM reviews for both segments and the Company identified the same measurement as the key measure of “significant segment expense.”

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The following table presents revenues, expenditures and loss from operations data of the Company and its reportable segments for the years ended December 31, 2025 and 2024. In 2024, the Company operated as a single segment (AIEV).

	2025			2024
(in thousands)	AIEV	AIXC	Consolidated	AIEV	AIXC	Consolidated
Revenue	$536	$—	$536	$539	$—	$539
Cost of revenues	98,302	—	98,302	84,029	—	84,029
Gross profit	(97,766)	—	(97,766)	(83,490)	—	(83,490)
Operating expenses
Research and development	16,757	(154)	16,603	25,227	—	25,227
Settlement on accrued research and development expenses	—	—	—	(14,935)	—	(14,935)
Sales and marketing	12,310	—	12,310	9,278	—	9,278
General and administrative	52,615	3,118	55,733	43,164	—	43,164
Loss on disposal of property, plant, and equipment	2,459	—	2,459	1,667	—	1,667
Asset impairment on long-lived assets	137,435	—	137,435	1,847	—	1,847
Impairment of goodwill and intangible assets	4,450	—	4,450	—	—	—
Credit loss expense - short-term note receivable	—	4,294	4,294	—	—	—
Total operating expenses	226,026	7,258	233,284	66,248	—	66,248

Loss from operations	$(323,792)	$(7,258)	$(331,050)	$(149,738)	$—	$(149,738)

Other segment disclosures were as follows:

	2025			2024
(in thousands)	AIEV	AIXC	Consolidated	AIEV	AIXC	Consolidated
Depreciation and amortization	$64,807	$—	$64,807	$71,442	$—	$71,442
Interest expense	$(8,296)	$(353)	$(8,649)	$(7,895)	$—	$(7,895)
Related party interest expense	$—	$—	$—	$(8,710)	$—	$(8,710)
Net loss on digital assets	$(529)	$(3,588)	$(4,117)	$—	$—	$—
Segment net assets	$(18,666)	$26,425	$7,759	$114,967	$—	$114,967
19.Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Consolidated Financial Statements were issued.
Subsequent SPA Portfolio Notes Activity
Subsequent to December 31, 2025, the Company received gross proceeds in connection with issuance of SPA Portfolio Notes to third parties totaling $8.7 million, with maturity period of five or six years and 10.00% or 15.00% interest. Principal and accrued interest are convertible at the option of the holder into Common Stock of the Company at a conversion price per share equal to the lower of a) stated conversion price or b) lowest VWAP of the five trading days immediately prior to the day on which lender provides conversion notice or 90% of the previous trading day VWAP. Additionally, $16.3 million of principal and $0.8 million of interest of the Company’s SPA Portfolio Notes were converted into 35,576,389 shares of the Company’s Class A Common Stock.

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
The Securities Purchase Agreement and Entrusted Investment Agreement
On January 30, 2026 (the “Signing Date”), subsequent to the balance sheet date of December 31, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with Gold King Arthur Holding Limited (“GKA”), pursuant to which the Company agreed to sell, and GKA agreed to purchase, an aggregate of $10.0 million (the “Subscription Amount”) of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”). The number of shares to be issued (the “Subject Shares”) will be determined based on a per share purchase price equal to 100% of the closing price of the Class A Common Stock on The Nasdaq Stock Market LLC on the trading day immediately prior to the closing date. The closing of the SPA is subject to the satisfaction of certain customary closing conditions. The SPA includes customary provisions, including anti-dilution true-up share issuance provisions in the event of certain dilutive issuances, registration rights requiring the Company to file a resale registration statement covering the Subject Shares, and customary representations, warranties, covenants, and indemnification obligations.
On the signing date, AIxCrypto Holdings Inc. (“AIXC”), a consolidated subsidiary of the Company, entered into an Entrusted Investment Agreement with GKA in connection with the SPA. Pursuant to the Entrusted Investment Agreement, GKA was entrusted to acquire, hold, manage, tokenize and potentially dispose of the Subject Shares on AIXC’s behalf. The Subscription Amount was funded in full by AIXC, with GKA acting as investment manager in a fiduciary capacity with respect to the Subject Shares.
As of the date of issuance of these consolidated financial statements, the closing of the SPA had not occurred. The Company will evaluate the accounting treatment at the time of closing of the transaction.
Engineering Service Agreement
On February 4, 2026, GlobeX AI Hong Kong Holding Limited (“GlobeX”), a special purpose entity controlled by the Company, entered into a strategic cooperation agreement and an engineering services agreement with a third-party automotive partner in connection with the development and manufacturing support for a battery electric version of the FF Super One intended for the United States market. Under the agreements, the partner will supply vehicle modules and provide engineering services supporting research and development, certification, manufacturing preparation, and production operations. GlobeX may be required to make installment payments for research and development services, including a non-refundable advance payment of approximately 300 million RMB (approximately $43 million) payable within six months of the signing date and remaining milestone payments totaling approximately 320 million RMB (approximately $46 million). Because the agreements were executed after December 31, 2025, they are treated as a non-recognized subsequent event under ASC 855, and no amounts related to these agreements were recognized in the Company’s consolidated financial statements as of December 31, 2025.
Battery Sales Agreement
On February 6, 2026, the Company entered into an amended goods sale and purchase agreement with a third-party customer for the sale of certain high-voltage battery packs held in inventory. The agreement established a total purchase price of 130.1 million RMB (approximately $1.7 million) and provides for delivery of the battery packs in multiple batches beginning in February 2026.
Management evaluated the agreement as additional evidence of market conditions that existed as of December 31, 2025 affecting the net realizable value of the related inventory. Accordingly, the Company considered this information in its lower of cost or net realizable value analysis performed as of December 31, 2025, and the related inventory reserve recorded during the year ended December 31, 2025 reflects those conditions, as discussed in Note 4, Inventory.
El Segundo, California Lease
On February 12, 2026, the Company executed a new lease agreement in El Segundo, California which will replace the Gardena lease. The El Segundo location has a total of 99,209 square feet, and the initial lease term is 72 months. Because the lease was executed after December 31, 2025, no amounts related to this lease were recognized as of year end; however, future base rent payments under the executed lease are estimated to total approximately $16.9 million.
Increase in Authorized Shares
On February 13, 2026, the Company held a special meeting of stockholders at which stockholders approved an increase in the Company’s authorized shares to support capital planning, FX Super One vehicle milestones, and expansion of embodied artificial intelligence (“EAI”) robotics initiatives. On February 18, 2026, the Company filed a Certificate of Amendment to increase its authorized Class A common stock from 232,470,985 shares to 312,285,439 shares and its authorized

Faraday Future Intelligent Electric Inc.
Notes to Consolidated Financial Statements
preferred stock from 17,931,000 shares to 24,087,265 shares. The additional authorized share capacity is intended to support near-term capital planning needs, existing obligations to issue shares of Class A common stock, and potential future financings, strategic transactions, stock issuances pursuant to employee benefit plans, and other proper corporate purposes aligned with the Company’s 2026 business strategy. The approval relates solely to the authorization of additional shares and does not, by itself, result in the issuance of any shares.
Elimination of Series A Preferred Stock
On February 18, 2026, the Company filed a certificate of elimination with respect to the Company’s Series A Preferred Stock, par value $0.0001 per share, following the automatic redemption of all outstanding shares of FFAI Series A Preferred Stock after the conclusion of the Company’s stockholders’ special meeting. The certificate of elimination (i) eliminated the previous designation of one share of FFAI Series A Preferred Stock from the charter, and (ii) caused such share of FFAI Series A Preferred Stock to resume its status as an authorized but unissued and non-designated share of preferred stock.
Departure of a Director
On February 26, 2026, Chui Tin Mok, an executive member of the Board of the Company, notified the Board of his intention to resign as a director of the Company upon the Board’s confirmation of a successor nominee in order to focus his time and efforts on the Company’s business execution in the United Arab Emirates and the broader Middle East. Mr. Mok will continue to serve as an executive officer of the Company and as Head of FF Middle East.
Supplemental Agreements with Chongqing LeTV Microloan Co., Ltd.
On March 6, 2026, the Company entered into two supplemental agreements with Chongqing LeTV Microloan Co., Ltd. to settle certain previously assigned debt obligations for an aggregate settlement amount of CNY25.4 million (approximately $3.5 million), payable in installments through December 31, 2028. In connection with these agreements, certain penalty provisions were eliminated, which is expected to result in the reversal, in the quarter ending March 31, 2026, of approximately $19.9 million of accrued interest and penalties that were included in related party accrued interest as of December 31, 2025. Because these agreements were executed after December 31, 2025, no adjustment was recorded in the Company’s consolidated financial statements for the year ended December 31, 2025.
Conversion of AIXC Series B Preferred Shares
On March 18, 2026, the Company converted all 29,441 Series B preferred shares of AIXC into 13,108,357 shares of AIXC common stock, par value $0.001 per share.
Nasdaq Minimum Bid Price Non-Compliance Notice
On March 20, 2026, the Company received written notice from Nasdaq stating that it was not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2), because the closing bid price of the Company’s Class A common stock remained below $1.00 per share for 30 consecutive trading days. The Company has until September 16, 2026 to regain compliance. During this compliance period, the Company’s Class A common stock will continue to trade on the Nasdaq Capital Market.

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
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Global Co-CEO Matthias Aydt and CFO ( principal executive officer and principal financial and accounting officer, respectively) have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses in the Company’s internal control over financial reporting described below.
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
For the year ended December 31, 2024 (“FY24”) the Company identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
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
Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting
The Company has made substantial progress in remediating the previously identified material weaknesses in internal control over financial reporting. During 2025, management designed and implemented internal controls remediating eight of the nine material weaknesses. Management will continue to evaluate the effectiveness of recently implemented controls in Q1 2026. The remaining material weakness related to the development and formalization of accounting policies and procedures is still in progress. In the interim, the Company has implemented compensating measures, including the preparation of formal accounting memoranda for critical and complex transactions.
.
In May 2025, the Company engaged an external firm to assist with evaluating, designing, and implementing enhancements to its internal controls. The firm works closely with the Senior Manager of Risks and Internal Controls and provides support for compliance reviews and internal audit functions, reporting status and results to the Chair of the Audit Committee.
Remediation actions, aligned to nature and sequence of the identified material weaknesses, are as follows:

•Control Environment, Organizational Structure, and Segregation of Duties: The Company enhanced its control environment by hiring additional qualified finance and accounting personnel with appropriate technical expertise. Formal reporting lines, roles, and responsibilities have been clearly defined and documented. Segregation of duties has been improved across key finance and accounting processes and supporting systems. These controls have been implemented and tested for operating effectiveness.
•Controls in Response to Risks of Material Misstatement: The Company designed and implemented a formal risk assessment process to identify and evaluate changes in business operations and their impact on financial reporting risks. Controls have been established and updated accordingly to ensure timely responses to evolving risks. These controls have been implemented and tested.
•Information and Communication Across Departments: The Company implemented structured processes and protocols to facilitate timely and complete communication between legal, capital markets, and accounting and finance functions. This includes standardized information-sharing requirements and documentation procedures to support accurate financial reporting. These controls have been implemented and tested.
•Accounting for Non-Routine, Unusual, or Complex Transactions: The Company established formal review procedures and technical accounting controls over complex transactions, including convertible instruments, warrant liabilities, embedded derivatives, and other non-routine transactions. The Company has also engaged external technical accounting advisors, where necessary, to support the appropriate application of U.S. GAAP. These controls have been implemented and tested.

•Accounting Policies, Procedures, and Period-End Close Process: (Remaining Material Weakness : The Company has made progress in developing formal accounting policies and procedures, including those related to the period-end close process, reconciliations, journal entries, and financial statement disclosures. While this effort remains ongoing and is not yet fully remediated, the Company has implemented compensating controls, including the preparation of detailed accounting memoranda for significant and complex transactions and enhanced review controls over financial reporting. Full remediation is expected upon completion, formalization, and sustained operation of these policies and procedures.
•Information Technology General Controls (ITGCs): The Company designed and implemented IT general controls covering program change management, user access management, and computer operations. Enhancements include access provisioning and de-provisioning controls, periodic user access reviews, and monitoring of critical system jobs and data backups. These controls have been implemented and tested.
•Integrity, Ethical Values, and Tone at the Top: The Company strengthened its governance framework and reinforced its commitment to integrity and ethical values through enhanced oversight by senior management and the Board. Policies and procedures related to governance, compliance, and internal control awareness have been formalized and communicated. These controls have been implemented and tested.
•Related Party Transactions Identification and Disclosure: The Company implemented enhanced controls over the identification, review, and disclosure of related party transactions. This includes periodic certifications, centralized tracking mechanisms, and formal review and approval protocols. These controls have been implemented and tested.
•Cybersecurity Incident Reporting to the Board: The Company formalized procedures for reporting material cybersecurity incidents to the Board of Directors or a designated committee. These procedures are now embedded within the Company’s broader cybersecurity risk management framework and have been implemented and tested.
While significant progress has been achieved, the Company will continue to focus on completing the development and formalization of its accounting policies and procedures and ensuring sustained operating effectiveness of all remediated controls. The Company will continue to monitor these controls and perform ongoing testing to confirm their effectiveness over time. If the Company does not sustain its remediation efforts, the effectiveness of its internal control over financial reporting may be compromised. Internal controls are inherently subject to limitations, including cost constraints, management judgment, assumptions regarding future events, the potential for human error, and the risk of fraud. In addition, continued turnover in key management personnel—particularly within accounting, finance, and legal functions—could impair the Company’s ability to maintain effective controls and execute its remediation activities. As a result, the Company may be unable to consistently record, process, and report financial information accurately, or to prepare financial statements within the timeframes required by the Securities and Exchange Commission. Any such deficiencies could adversely affect the Company’s reputation, business operations, and the market price of its Class A Common Stock. Furthermore, failure to sustain remediation may expose the Company to increased risk of regulatory scrutiny, including potential actions by the SEC or other authorities, litigation, loss of investor confidence, potential delisting of its securities, and diversion of management’s attention and resources away from core business operations, which could materially and adversely affect the Company’s financial condition.
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
Except for the changes described above, there have been no changes in internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Robotics Initiative
During 2025, the Company began evaluating a robotics initiative as part of its broader strategy to explore the application of artificial intelligence across multiple technology domains. As of December 31, 2025, this initiative remained at an early stage and was not associated with material operations, revenue-generating activities, or commercial deployments.
The robotics initiative is intended to assess potential long-term opportunities involving intelligent automation, AI-enabled physical systems, and software-driven robotics platforms. Management believes advancements in artificial intelligence, perception systems, and computing efficiency may support broader adoption of robotics technologies across industrial, logistics, manufacturing, and service-oriented applications over time.
As part of this initiative, the Company has conducted preliminary research focused on identifying potential use cases, evaluating technical feasibility, and assessing strategic alignment with its existing AI development efforts. These activities have included internal conceptual studies, early-stage design evaluation, and high-level market assessments. As of December 31, 2025, the Company had not entered into material manufacturing arrangements, customer contracts, or commercialization agreements related to robotics.
The robotics initiative is being evaluated as a potential future area of development rather than as an operating business. Any advancement beyond exploratory assessment remains subject to further technical validation, availability of capital, internal governance approvals, and market conditions. The Company has not committed to a development, product launch, or commercialization timeline and may modify, delay, or discontinue the initiative at its discretion.
Given the early stage of evaluation as of December 31, 2025, the robotics initiative did not require significant capital investment, dedicated manufacturing infrastructure, or expanded workforce resources. Accordingly, the Company did not consider the initiative to be material to its operations for the year ended December 31, 2025.
Subsequent to year end, the Company began delivering an initial batch of humanoid robot products to customers at the end of February 2026. The Company is also exploring development of an EAI Brain and open-source, open-platform framework, as well as a decentralized data-collection factory.
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
The description of the Consulting Agreement in this Item 9B is qualified in its entirety by reference to its terms, as detailed in Note 9, Related Party Transactions—which also includes the payment information—and as filed as Exhibit 10.47 to this Form 10-K.

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
Insider Trading Arrangements
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Amendment to a certain securities purchase agreement
As previously disclosed under the current report on Form 8-K filed with the SEC on February 5, 2026, on February 4, 2026, the Company entered into a Securities Purchase Agreement (the “AIXC SPA Agreement”) with an accredited investor (the “AIXC Investor”), pursuant to which the Company has agreed to sell, and the Investor has agreed to purchase, $10 million (the “Subscription Amount”) of Class A Common Stock at a per share price equal to 100% of the closing price of Class A Common Stock (such per share price, the “Initial Price” and such number of shares of Common Stock issued thereunder, the “Subject Shares”, together with the Class A Common Stock issuable upon conversion of the Warrant (as defined below), the “Securities”) immediately prior to the closing date (the “AIXC Closing Date”). Pursuant to the AIXC SPA Agreement, the Company agreed to issue certain True-Up Shares to the Investor in the event of a Dilutive Issuance (a “True-Up Issuance”). Capitalized terms not defined herein shall have the meaning set forth in the Original Report..
Warrant
The Warrant will have a term of two years from the Closing Date and is exercisable immediately after completion of delivery of the 500th FX Super One vehicle to customers by the Company, at an exercise price of $1.50 per share (the “Warrant Shares”).

Exercise Limitations
The AIXC Investor will not have the right to exercise any portion of the Warrant to the extent that, after giving effect to such exercise, the AIXC Investor (together with certain related parties) would beneficially own in excess of 9.99% of total number of shares of Class A Common Stock outstanding immediately after giving effect to such exercise.
At any time before the Company obtains stockholder approval in connection with the transaction contemplated under the AIXC SPA Agreement, or the financial viability exception pursuant to Nasdaq Rule 5635(d) for the issuance of the Securities under the AIXC SPA Agreement, then the Company may not issue Warrant Shares, which, when aggregated with the Subject Shares issued pursuant to the AIXC SPA Agreement (as amended by the Amendment), subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations, exceed the 19.99% of the total outstanding Class A Common Stock of the Company as of the date of the AIXC SPA Agreement.
The foregoing summaries of the Warrant and the Amendment do not purport to be complete and are subject to, and are qualified in their entirety by, the full text of the form of Warrant and the Amendment, which are filed as Exhibits 4.28 and 10.108, respectively, to this annual report on Form 10-K and are incorporated herein by reference.
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
We have an insider trading policy that governs the purchase, sale, and other disposition of our securities by our directors, officers, employees and other individuals associated with us, as well as by our Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
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
Exhibit 2.2 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
2.3	Second Amendment to Agreement and Plan of Merger, dated as of May 3, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Exhibit 2.3 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-255027) filed on June 1, 2021
2.4	Third Amendment to Agreement and Plan of Merger, dated as of June 14, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Exhibit 2.4 to Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-255027) filed on June 23, 2021
2.5	Fourth Amendment to Agreement and Plan of Merger, dated as of July 12, 2021, by and among Property Solutions Acquisition Corp., PSAC Merger Sub Ltd., and FF Intelligent Mobility Global Holdings Ltd.	Exhibit 2.5 to the Current Report on Form 8-K filed on July 22, 2021.
3.1	Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024.
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024.
3.3	Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on February 26, 2024.
3.4	Certificate of Elimination of Series A Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on August 1, 2024.
3.5	Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Exhibit 3.1 to the Current Report on Form 8-K filed on August 1, 2024.
3.6	Fourth Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.2 to the Current Report on Form 8-K filed on August 15, 2024.
3.7	Amended and Restated Bylaws of the Company	Exhibit 3.2 to the Current Report on Form 8-K filed on June 16, 2023
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, dated January 22, 2025.	Exhibit 3.1 to the Current Report of Form 8-K filed on January 31, 2025
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report of Form 8-K filed on March 11, 2025
3.10	Certificate of Elimination of Series A Preferred Stock.	Exhibit 3.2 to the Current Report of Form 8-K filed on March 11, 2025
3.11	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	Exhibit 3.1 to the Current Report of Form 8-K filed on March 24, 2025
3.12	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K filed on April 9, 2025
3.13	Certificate of Correction of Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on April 9, 2025
3.14	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, dated April 17, 2025	Exhibit 3.1 to the Current Report on Form 8-K filed on April 17, 2025
3.15	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on May 29, 2025
3.16	Certificate of Elimination of Series A Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on May 29, 2025
3.17	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	Exhibit 3.1 to the Current Report on Form 8-K filed on August 8, 2025
3.18	Amendment No. 1 to Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on August 22, 2025
3.19	Eighth Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on September 25, 2025
3.20	Certificate of Elimination of Series A Preferred Stock of Faraday Future Intelligent Electric Inc.	Exhibit 3.2 to the Current Report on Form 8-K filed on September 25, 2025
3.21	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, dated December 19, 2025 (included as Exhibit A to the Exhibit 10.1)	Exhibit 3.1 to the Current Report on Form 8-K filed on December 29, 2025
3.22	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on February 20, 2026

3.23	Certificate of Elimination of Series A Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on September 20, 2026
4.1*	Description of the Securities	N/A
4.2	Specimen Common Stock Certificate	Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
4.3	Specimen Warrant Certificate	Exhibit 4.3 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company	Exhibit 4.5 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
4.5	Form of Common Stock Purchase Warrant (under Securities Purchase Agreement, dated as of August 14, 2022)	Exhibit 4.1 to the Current Report on Form 8-K filed on August 15, 2022
4.6	Form of Common Stock Purchase Warrant (under Amendment No. 1 to the Securities Purchase Agreement and Convertible Senior Secured Promissory Notes, dated as of September 23, 2022)	Exhibit 4.1 to the Current Report on Form 8-K filed on September 26, 2022
4.7	Form of Adjustment Warrant (under Amendment No. 1 to Securities Purchase Agreement and Convertible Senior Secured Promissory Notes, dated as of September 23, 2022)	Exhibit 4.2 to the Current Report on Form 8-K filed on September 26, 2022
4.8	Form of Tranche C Warrant (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 4.1 to the Current Report on Form 8-K filed on February 6, 2023
4.9	Form of Replacement Warrant (under Amendment No. 6 to Securities Purchase Agreement, dated February 3, 2023)	Exhibit 4.2 to the Current Report on Form 8-K filed on February 6, 2023
4.10	Form of Common Stock Purchase Warrant (under Amendment No. 8 to Security Purchase Agreement, dated May 8, 2023)	Exhibit 4.1 to the Current Report on Form 8-K filed on May 10, 2023
4.11	Form of FFVV Common Stock Purchase Warrant.	Exhibit 4.1 to the Current Report on Form 8-K filed on June 27, 2023
4.12	Form of Senyun Common Stock Purchase Warrant.	Exhibit 4.2 to the Current Report on Form 8-K filed on June 27, 2023
4.13	Common Stock Purchase Warrant, dated August 4, 2023, issued to Streeterville Capital, LLC.	Exhibit 4.1 to the Current Report on Form 8-K filed on August 7, 2023
4.14	Common Stock Purchase Warrant, dated September 21, 2023, issued to FF Vitality Ventures LLC.	Exhibit 4.1 to the Current Report on Form 8-K filed on September 22, 2023
4.15	Form of Warrant	Exhibit 4.1 to the Current Report on Form 8-K filed on September 6, 2024.
4.16	Form of Incremental Warrant	Exhibit 4.2 to the Current Report on Form 8-K filed on September 6, 2024.
4.17	Form of Placement Agent Warrant	Exhibit 4.3 to the Current Report on Form 8-K filed on September 6, 2024.
4.18	Form of Secured Convertible Note	Exhibit 4.4 to the Current Report on Form 8-K filed on September 6, 2024.
4.19	Form of Warrant	Exhibit 4.1 to the Current Report of Form 8-K filed on December 23, 2024
4.20	Form of Incremental Warrant	Exhibit 4.2 to the Current Report of Form 8-K filed on December 23, 2024
4.21	Form of Unsecured Convertible Note	Exhibit 4.3 to the Current Report of Form 8-K filed on December 23, 2024
4.22	Form of Common Warrant	Exhibit 4.1 to the Current Report of Form 8-K filed on March 24, 2025
4.23	Form of Incremental Warrant	Exhibit 4.2 to the Current Report of Form 8-K filed on March 24, 2025
4.24	Form of Unsecured Note	Exhibit 4.3 to the Current Report of Form 8-K filed on March 24, 2025
4.25	Form of Placement Agent Warrant	Exhibit 4.4 to the Current Report of Form 8-K filed on March 24, 2025
4.26	Form of Unsecured Note	Exhibit 4.1 to the Current Report on Form 8-K filed on July 16, 2025
4.27	Form of Common Warrant	Exhibit 4.2 to the Current Report on Form 8-K filed on July 16, 2025
10.1	Amended and Restated Registration Rights Agreement between the Company and certain holders identified therein	Exhibit 10.1 to the Current Report on Form 8-K filed on July 22, 2021.

10.2	Form of Subscription Agreement between the Company and the subscribers party thereto	Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.3	Amended and Restated Shareholder Agreement dated as of January 13, 2023, by and between the Company and FF Top Holding LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2023
10.4	Form of Support Agreement between FF Intelligent Mobility Global Holdings Ltd. and FF Top Holding Limited.	Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.5	Form of Support Agreement between FF Intelligent Mobility Global Holdings Ltd. and Season Smart Limited.	Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.6#	Faraday Future Intelligent Electric Inc. 2021 Stock Incentive Plan	Exhibit 10.10 to the Current Report on Form 8-K filed on July 22, 2021.
10.7	Ares Capital Corporation Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.22 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.8	Ares Centre Street Partnership Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.23 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.9	Ares Credit Strategies Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.24 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.10	Ares Direct Finance I LP Priority Last Out Secured Promissory Note by Faraday&Future Inc., FF Inc., Faraday SPE, LLC	Exhibit 10.25 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.11#	Offer Letter dated October 10, 2018 between Tin Mok and Faraday&Future Inc.	Exhibit 10.29 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.12#	Sign On Bonus Addendum Letter dated March 26, 2019 between Chui Tin Mok and Faraday&Future Inc.	Exhibit 10.30 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.13#	Sign On Bonus Addendum Letter dated March 11, 2018 between Chui Tin Mok and Faraday&Future Inc.	Exhibit 10.31 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.14#	Smart King Ltd. Equity Incentive Plan, as Adopted on February 1, 2018, as Amended and Restated Effective February 1, 2018	Exhibit 10.32 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.15#	Form of Smart King Ltd. Equity Incentive Plan Option Award Agreement (United States)	Exhibit 10.33 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.16#	Form of Smart King Ltd. Equity Incentive Plan Option Award Agreement (China)	Exhibit 10.34 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.17#	Smart King Ltd. Special Talent Incentive Plan, as Adopted on May 2, 2019, as Amended on July 26, 2020	Exhibit 10.35 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.18#	Form of Smart King Ltd. Special Talent Incentive Plan Share Option Agreement (Individual)	Exhibit 10.36 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.19#	Form of Smart King Ltd. Special Talent Incentive Plan Share Option Agreement (Entity)	Exhibit 10.37 to Registration Statement on Form S-4 (File No. 333-255027) filed on April 5, 2021
10.20+^	Contract Manufacturing and Supply Agreement by and between Faraday&Future Inc. and Myoung Shin Co., Ltd. dated February 4, 2022	Exhibit 10.31 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-258993) filed on August 30, 2022
10.21+	FF Global Partners LLC Second Amended and Restated Limited Liability Company Agreement dated as of May 16, 2022	Exhibit 10.32 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-258993) filed on August 30, 2022
10.22^	Securities Purchase Agreement, dated as of August 14, 2022, among Faraday Future Intelligent Electric Inc., FF Simplicity Ventures LLC and the purchasers from time to time party thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on August 15, 2022
10.23	Form of Convertible Senior Secured Promissory Note (under Securities Purchase Agreement, dated as of August 14, 2022)	Exhibit 10.2 to the Current Report on Form 8-K filed on August 15, 2022

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
Exhibit 10.1 to the Current Report on Form 8-K filed on March 23, 2023
10.49	Amendment No. 8 to Securities Purchase Agreement, dated May 8, 2023, by and between Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 10, 2023
10.50	Amendment to ATW Notes and Warrants, dated as of May 9, 2023, by and among Faraday Future Intelligent Electric Inc., FF Simplicity Ventures LLC and FF Prosperity Ventures LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 10, 2023
10.51+	Securities Purchase Agreement, dated as of May 8, 2023, among Faraday Future Intelligent Electric Inc. and the purchasers from time to time party thereto.	Exhibit 10.3 to the Current Report on Form 8-K filed on May 10, 2023
10.52	Form of Unsecured Convertible Senior Promissory Note.	Exhibit 10.4 to the Current Report on Form 8-K filed on May 10, 2023
10.53	Equity Commitment Letter, dated as of May 8, 2023, by and among FF Global Partners Investment LLC, Metaverse Horizon Limited and Faraday Future Intelligent Electric Inc.	Exhibit 10.5 to the Current Report on Form 8-K filed on May 10, 2023
10.54	Equity Commitment Letter, dated as of May 8, 2023, by and among V W Investment Holding Limited, Lijun Jin and Faraday Future Intelligent Electric Inc.	Exhibit 10.6 to the Current Report on Form 8-K filed on May 10, 2023
10.55	Amendment No. 1 to Securities Purchase Agreement, dated as of June 26, 2023, among Faraday Future Intelligent Electric Inc. and the Unsecured SPA Purchasers party thereto.	Exhibit 10.1 to the Current Report on Form 8-K filed on June 27, 2023
10.56	Joinder and Amendment Agreement, dated as of June 26, 2023, among Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on June 27, 2023
10.57	Second Joinder and Amendment Agreement, dated as of June 26, 2023, among Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.3 to the Current Report on Form 8-K filed on June 27, 2023
10.58	Form of FFVV Unsecured Convertible Senior Promissory Note.	Exhibit 10.4 to the Current Report on Form 8-K filed on June 27, 2023
10.59	Form of Senyun International Ltd. Unsecured Convertible Senior Promissory Note.	Exhibit 10.5 to the Current Report on Form 8-K filed on June 27, 2023
10.60	Securities Purchase Agreement, dated as of August 4, 2023, among Faraday Future Intelligent Electric Inc. and Streeterville Capital, LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2023
10.61	Unsecured Convertible Senior Promissory Note, dated August 4, 2023, issued to Streeterville Capital, LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on August 7, 2023
10.62	Amendment No. 9 to Securities Purchase Agreement, dated August 4 2023, by and between Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.	Exhibit 10.3 to the Current Report on Form 8-K filed on August 7, 2023
10.63	Amendment No. 10 to Securities Purchase Agreement, dated August 4, 2023, by and between Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.4 to the Current Report on Form 8-K filed on August 7, 2023
10.64	Waiver and Amendment Agreement, dated as of August 4, 2023, among Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.	Exhibit 10.5 to the Current Report on Form 8-K filed on August 7, 2023
10.65	Form of Salary Deduction and Stock Purchase Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2023
10.66	Amendment Agreement, dated as of September 21, 2023, among Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 22, 2023
10.67	Unsecured Convertible Senior Promissory Note, dated September 21, 2023, issued to FF Vitality Ventures LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on September 22, 2023
10.68	Lease Agreement dated October 19, 2023	Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2023
10.69	Guaranty of Lease dated October 19, 2023	Exhibit 10.2 to the Current Report on Form 8-K filed on October 19, 2023
10.70	Purchase Agreement, dated December 21, 2023, by and between the Company and Matthias Aydt.	Exhibit 10.1 to the Current Report on Form 8-K/A filed on December 28, 2023
10.71^	Settlement Agreement, dated March 11, 2024, by and between the Faraday Future Intelligent Electric Inc. and Palantir Technologies, Inc.	Exhibit 10.88 on Form 10-K filed on May 28, 2024

10.72	Master Lease Agreement, dated July 11, 2024, between Faraday&Future Inc. and Utica Leaseco, LLC ***	Exhibit 10.1 to the Current Report on Form 8-K filed on July 13, 2024.
10.73	Rider No. 1 to Master Lease Agreement, dated July 11, 2024, by and between Faraday&Future Inc. and Utica Leaseco, LLC	Exhibit 10.2 to the Current Report on Form 8-K filed on July 13, 2024.
10.74	Rider No. 2 to Master Lease Agreement, dated July 11, 2024, by and between Faraday&Future Inc. and Utica Leaseco, LLC	Exhibit 10.3 to the Current Report on Form 8-K filed on July 13, 2024.
10.75	Master Lease Guaranty, dated July 11, 2024, by and between Faraday Future Intelligent Electric Inc. and Utica Leaseco, LLC	Exhibit 10.4 to the Current Report on Form 8-K filed on July 13, 2024.
10.76	Equipment Schedule to the Master Lease Agreement ***	Exhibit 10.5 to the Current Report on Form 8-K filed on July 13, 2024.
10.77	Rider No. 1 to Equipment Schedule, dated July 11, 2024	Exhibit 10.6 to the Current Report on Form 8-K filed on July 13, 2024.
10.78	Post-Closing Agreement, dated July 11, 2024, by and between Faraday&Future Inc. and Utica Leaseco, LLC	Exhibit 10.7 to the Current Report on Form 8-K filed on July 13, 2024.
10.79	Amendment No. 11 to the Securities Purchase Agreement, dated July 11, 2024, by and among Faraday Future Intelligent Electric Inc. and FF Vitality Ventures LLC	Exhibit 10.8 to the Current Report on Form 8-K filed on July 13, 2024.
10.80	Amendment No. 12 to the Securities Purchase Agreement, dated July 11, 2024, by and among Faraday Future Intelligent Electric Inc. and Senyun International Ltd.	Exhibit 10.9 to the Current Report on Form 8-K filed on July 13, 2024.
10.81	Faraday Future Intelligent Electric Inc. Amended and Restated 2021 Stock Incentive Plan, effective June 20, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on August 1, 2024.
10.82	Form of Waiver Agreement, dated August 2, 2024, by and between the Company and the holders party thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on August 5, 2024.
10.83	Securities Purchase Agreement, dated September 5, 2024, by and between the Company and parties thereto	Exhibit 10.1 to the Current Report on Form 8-K filed on September 6, 2024.
10.84	Form of Security Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2024
10.85	Subordination and Intercreditor Agreement, dated September 5, 2024, by and among Faraday Future Intelligent Electric Inc. and the parties thereto	Exhibit 10.3 to the Current Report on Form 8-K filed on September 6, 2024
10.86	Offer Letter with Koti Meka, dated September 17, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2024
10.87	Letter Amendment to Settlement Agreement dated August 9, 2024, by and between Faraday&Future, Inc. and Palantir Technologies, Inc.	Exhibit 10.16 to the Form 10-Q filed on November 6, 2024
10.88	First Amendment to Lease Agreement, dated March 14, 2024, by and between 10701 Idaho Owner, LLC and Faraday&Future Inc.	Exhibit 10.17 to the Form 10-Q filed on November 6, 2024
10.89	Second Amendment to Lease Agreement, dated August 27, 2024, by and between 10701 Idaho Owner, LLC and Faraday&Future Inc.	Exhibit 10.18 to the Form 10-Q filed on November 6, 2024
10.90	Securities Purchase Agreement, dated December 21, 2024, by and among Faraday Future Intelligent Electric Inc. and the parties thereto.	Exhibit 10.1 to the Current Report of Form 8-K filed on December 23, 2024
10.91	September Letter Agreement, dated January 28, 2025, by and between the Company and the purchasers party thereto.	Exhibit 10.1 to the Current Report of Form 8-K filed on January 31, 2025
10.92	December Letter Agreement, dated January 28, 2025, by and between the Company and the purchasers party thereto.	Exhibit 10.2 to the Current Report of Form 8-K filed on January 31, 2025
10.93	Purchase Agreement dated January 28, 2025, by and between the Company and Matthias Aydt.	Exhibit 10.3 to the Current Report of Form 8-K filed on January 31, 2025
10.94	Securities Purchase Agreement, dated March 21, 2025, by and among Faraday Future	Exhibit 10.1 to the Current Report of Form 8-K filed on March 24, 2025
10.95	Placement Agency Agreement, dated March 21, 2025, by and between Faraday Future	Exhibit 10.2 to the Current Report of Form 8-K filed on March 24, 2025
10.96	Purchase Agreement dated April 17, 2025, by and between the Company and Matthias Aydt	Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2025
10.97	Offer Letter, dated April 23, 2025, by and between Faraday Future Intelligent Electric Inc. and Yueting Jia.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2025
10.98	Form of SPA Waiver	Exhibit 10.1 to the Current Report on Form 8-K filed on May 15, 2025
10.99	Securities Purchase Agreement, dated July 14, 2025, by and among Faraday Future Intelligent Electric Inc. and the parties thereto.	Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2025
10.100	Purchase Agreement Dated August 5, 2025, by and Between the Company and Matthias Aydt	Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2025

10.101	Form of Subscription Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on September 25, 2025
10.102	Lead Investor Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on September 25, 2025
10.104	Registration Rights Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on September 25, 2025
10.105	Purchase Agreement dated December 22, 2025, by and between the Company and Matthias Aydt.	Exhibit 10..1 to the Current Report on Form 8-K filed on December 29, 2025
10.106	Securities Purchase Agreement, dated January 30, 2026, by and between Faraday Future Intelligent Electric Inc. and the Investor.	Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2026
16.1	Letter from Macias Gini & O'Connell LLP, Newly Appointed Independent Registered Public Accounting Firm, Regarding Change in Certifying Accountant	Exhibit 16.1 to the Current Report on Form 8-K filed on June 25, 2024
16.2	Letter from Macias Gini & O’Connell LLP	Exhibit 16.1 to the Current Report on Form 8-K filed on December 12, 2025
19.1*	Insider’s Trading Policy	N/A
21.1*	Subsidiaries of the Registrant	N/A
23.1*	Consent of HTL International, LLC, independent registered public accounting firm of the Company	N/A
23.2*	Consent of Macias Gini & O'Connell LLP, former independent registered public accounting firm of the Company	N/A
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
97.1*	Clawback Policy	N/A
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
***	Furnished herewith.
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
^	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Faraday Future Intelligent Electric Inc.

Date:	March 31, 2026	By:	/s/ Matthias Aydt
Matthias Aydt
Global Co-Chief Executive Officer
(Principal Executive Officer)

Date:	March 31, 2026	By:	/s/ Koti Meka
Koti Meka
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Faraday Future Intelligent Electric Inc and in the capacities and on the date indicated.

Signature/Name	Title	Date

/s/ Matthias Aydt	Global Co-Chief Executive Officer and Director	March 31, 2026
Matthias Aydt	(Principal Executive Officer)

/s/ Koti Meka	Chief Financial Officer	March 31, 2026
Koti Meka	(Principal Financial and Accounting Officer)

/s/ Chad Chen	Director	March 31, 2026
Chad Chen

/s/ Chui Tin Mok	Director	March 31, 2026
Chui Tin Mok

/s/ Lev Peker	Director	March 31, 2026
Lev Peker

/s/ Jie Sheng	Director	March 31, 2026
Jie Sheng