Form 10-Q
period 2026-03-31
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2026-05-14
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission File Number: 001-39395 Faraday Future Intelligent Electric Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-4720320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1990 E. Grand Avenue, El Segundo, CA	90245
(Address of Principal Executive Offices)	(Zip Code)
(424) 276-7616
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FFAI	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $110,400.00 per share	FFAIW	The Nasdaq Stock Market LLC

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

The registrant had outstanding 303,897,479 shares of Class A common stock and 6,667 shares of Class B common stock as of May 8, 2026.

Faraday Future Intelligent Electric Inc.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Faraday Future Intelligent Electric Inc. Unaudited Condensed Consolidated Balance Sheets (in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$12,231	$34,927
Restricted cash	29	27
Digital assets	6,197	10,250
Accounts receivable	273	257
Notes receivable, net of allowance for credit losses of $4,698 and $4,555 and as of March 31, 2026, and December 31, 2025, respectively	385	343
Inventory, net (see Note 4)	1,465	3,258
Deposits (see Note 5)	13,758	10,499
Other current assets (see Note 5)	7,565	8,963
Total current assets	41,903	68,524
Property, plant and equipment, net	146,932	155,303
Operating lease right-of-use assets, net	14,861	4,950
Intangible assets, net	4,647	4,639
Goodwill	23,692	25,764
Other non-current assets (see Notes 4 and 5)	18,106	18,682
Total assets	$250,141	$277,862
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$53,366	$57,277
Accrued expenses and other current liabilities (see Note 7)	42,134	45,499
Related party accrued expenses and other current liabilities (see Note 7)	12,988	13,179
Warrant liabilities	960	1,950
Related party accrued interest	14	19,933
Other financing liabilities, current portion	1,005	951
Operating lease liabilities, current portion	1,583	1,443
Notes payable, current portion	4,349	4,432
Related party notes payable	1,510	3,507
Total current liabilities	117,909	148,171

Other financing liabilities, long term portion	47,714	46,867
Operating lease liabilities, long term portion	12,165	3,471
Notes payable, long term portion	42,018	56,234
Related party notes payable, long term portion	2,682	772
Derivative call options	5,229	10,042
Related party derivative call options	1,065	2,504
Other liabilities	2,118	2,042
Total liabilities	230,900	270,103

Commitments and Contingencies (Note 12)

Stockholders’ equity (deficit)

Class A Common Stock, 0.0001 par value; 307,855,751 and 228,041,297 shares authorized; 282,409,695 and 199,130,727 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	29	21
Class B Common Stock, 0.0001 par value; 4,429,688 shares authorized; 6,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Preferred Stock, 0.0001 par value; 12,087,265 and 5,931,000 shares authorized as of March 31, 2026 and December 31, 2025 respectively; zero and one shares issued and outstanding as of March 31, 2026 and December 31, 2025 respectively	—	—
Series B Preferred Stock, $0.0001 par value; 12,000,000 and 12,000,000 shares authorized as of March 31, 2026 and December 31, 2025 respectively; 6,128,378 and 7,184,760 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	4,728,901	4,673,866
Accumulated other comprehensive income	2,573	3,817
Accumulated deficit	(4,743,898)	(4,705,042)
Total stockholders’ deficit attributable to the Company	(12,395)	(27,338)
Noncontrolling interest	31,636	35,097
Total stockholders' equity	19,241	7,759
Total liabilities and stockholders’ equity	$250,141	$277,862
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$512	$316
Cost of revenue	11,890	21,381
Gross profit	(11,378)	(21,065)
Operating expenses
Research and development	6,990	6,419
Sales and marketing	5,616	2,629
General and administrative	9,195	13,674
Loss on disposal of property, plant, and equipment	328	44
Impairment of intangible assets, including goodwill	2,255	—
Credit loss expense - short-term note receivable	143	—
Total operating expenses	24,527	22,766
Loss from operations	(35,905)	(43,831)
Change in fair value of notes payable, warrant liabilities, and derivative call options	2,771	51,458
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	1,439	(277)
Loss on settlement of notes payable	(8,431)	(15,920)
Loss on settlement of related party notes payable	—	(1,180)
Interest expense	(2,478)	(2,302)
Net loss on digital assets	(1,946)	—
Other income, net	2,252	1,784
Loss before income taxes	(42,298)	(10,268)
Income tax expense	(19)	(10)
Net loss	(42,317)	(10,278)
Less: Net loss attributable to noncontrolling interest	3,461	—
Net loss attributable to Faraday Future Intelligent Electric Inc.	$(38,856)	$(10,278)

Per share information (See Note 16):
Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(0.18)	$(0.14)
Diluted	$(0.18)	$(0.14)
Weighted average common shares used in computing net loss per share of Class A and Class B Common Stock:
Basic	214,502,895	75,749,893
Diluted	214,502,895	75,749,893

Total comprehensive loss
Net loss	$(42,317)	$(10,278)
Foreign currency translation adjustment	(1,244)	306
Total comprehensive loss	$(43,561)	$(9,972)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock				Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit Attributable to the Company	Noncontrolling Interests	Total Stockholder’s Equity
	Class A		Class B		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	199,130,727	$21	6,667	$—	7,184,760	$—	$4,673,866	$3,817	$(4,705,042)	$(27,338)	$35,097	$7,759
Conversion of notes payable and accrued interest into Class A Common Stock ( Note 8)	82,324,388	8	—	—	(1,056,382)	—	33,740	—	—	33,748	—	33,748
Issuance of Class A common stock to vendor	954,545	—	—	—	—	—	1,050	—	—	1,050	—	1,050
Release Chongqing accrued interest and penalties		—	—	—	—	—	20,196	—	—	20,196	—	20,196
Stock-based compensation	—	—	—	—	—	—	49	—	—	49	—	49
Issuance of shares for RSU vesting net of tax withholdings	35	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,244)	—	(1,244)	—	(1,244)
Net loss	—	—	—	—	—	—	—	—	(38,856)	(38,856)	(3,461)	(42,317)
Balance as of March 31, 2026	282,409,695	$29	6,667	$—	6,128,378	$—	$4,728,901	$2,573	$(4,743,898)	$(12,395)	$31,636	$19,241

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

	Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	65,919,127	$6	6,667	$—	$4,421,563	$7,744	$(4,314,346)	$114,967
Conversion of notes payable and accrued interest into Class A Common Stock	20,081,506	2	—	—	32,671	—	—	32,673
Settlement of HSL s.r.l. lawsuit with issuance of Class A Common Stock	774,183	—	—	—	1,185	—	—	1,185
Stock-based compensation	—	—	—	—	301	—	—	301
Issuance of shares for RSU vesting net of tax withholdings	11,932	—	—	—	—	—	—	—
Chongqing related party debt restructuring	—	—	—	—	654	—	—	654
Foreign currency translation adjustment	—	—	—	—	—	306	—	306
Net loss	—	—	—	—	—	—	(10,278)	(10,278)
Balance as of March 31, 2025	86,786,748	$8	6,667	$—	$4,456,374	$8,050	$(4,324,624)	$139,808
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(42,317)	$(10,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,081	17,527
Amortization of operating lease right-of-use assets	1,010	553
Non-cash interest expense	1,340	814
Loss on digital assets, net	1,946	—
Loss on disposal of property and equipment, net	328	44
Impairment of intangible assets, including goodwill	2,255	—
Stock-based compensation	(802)	301
Credit loss expense	143	—
Accrued interest on short-term note receivable	(185)	—
Payments for operating expenses made with digital assets	338	—
Loss on settlement of notes payable	8,431	15,920
Loss on settlement of related party notes payable	—	1,180
H.S.L. SRL. settlement adjustment	—	(295)
Change in fair value of notes payable, warrant liabilities, and derivative liabilities	(2,771)	(51,458)
Change in fair value of related party notes payable, warrant liabilities, and derivative liabilities	(1,439)	277
Other	(267)	—
Changes in operating assets and liabilities
Accounts receivables	(16)	(664)
Inventory	2,029	362
Deposits	(2,678)	(2,823)
Accounts payable	(3,761)	(651)
Accrued expenses and other current and non-current liabilities	(1,644)	6,945
Related party accrued expenses and other current and non-current liabilities	(349)	139
Operating lease liabilities	(2,521)	(703)
Other current and non-current assets	1,377	2,515
Net cash used in operating activities	(31,472)	(20,295)
Cash flows from investing activities
Purchase of digital assets	(338)	—
Sale of digital assets	2,107	—
Payments for property and equipment	(221)	(1,568)
Payments for intangible assets	(274)	—
Net cash provided (used in) investing activities	1,274	(1,568)
Cash flows from financing activities
Proceeds from notes payable, net of original issuance discount	8,820	22,000
Proceeds from related party notes payable, net of original issuance discount	—	1,876
Proceeds from other financial obligations	—	1,133
Payments of notes payable issuance costs	(487)	(99)
Payments of notes payable and other financing obligations	(353)	(309)
Payments of related party notes payable	(145)	—
Net cash provided by financing activities	7,835	24,601
Effect of exchange rate changes on cash and restricted cash	(331)	(419)
Net increase in cash and restricted cash	(22,694)	2,319
Cash and restricted cash, beginning of period	34,954	7,174
Cash and restricted cash, end of period	$12,260	$9,493

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Cash Flows — (Continued)
(in thousands)

The following table provides a reconciliation of cash and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	2026	2025
Cash and restricted cash
Cash	$12,231	$9,458
Restricted cash	29	35
	$12,260	$9,493

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid for interest	$1,726	$1,376
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities
Reclassification between current and long-term	$2,620	$—
Conversion of notes payable and accrued interest into Class A Common Stock	$25,317	$15,573
Issuance of warrants and related party warrants with the SPA Portfolio Notes	$491	$15,084
Settlement of vendor liability in Class A Common Stock	$1,050	$1,185
Additions of property and equipment included in accounts payable and accrued expenses	$39,740	$43,826
Recognition of right-of use assets and liabilities for new leases	$10,898	$—

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
The Company is a holding company incorporated in the State of Delaware on February 11, 2020, conducts its operations through its subsidiaries and is headquartered at 1990 E. Grand Avenue, El Segundo, CA 90245.
The Company has three operating segments—AI Electric Vehicle (“AIEV”), digital assets (“AIXC”), and Robotics — and each segment meets the criteria for a reportable segment under ASC 280 for the three months ended March 31, 2026. (For further information, see Note 17, Segments).
The Company designs and engineers next-generation intelligent electric vehicles, develops embodied AI robotics products and related commercialization initiatives, conducts digital asset and related emerging technology initiatives through AIXC, manufactures its vehicles at its production facility in Hanford, California, known as “FF aiFactory California,” and maintains additional engineering, sales, and operational capabilities in China and the United Arab Emirates (“U.A.E.”) to support its global expansion and regional market strategy. The Company has created innovations in technology, products, and a user-centered business model that are being incorporated into its planned electric vehicle and robotics platforms.
Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company, its wholly owned subsidiaries, and all other entities in which the Company has a controlling financial interest. This includes any variable interest entities (“VIEs”) for which the Company is the primary beneficiary, in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. All intercompany transactions and balances have been eliminated in consolidation.
These Unaudited Condensed Consolidated Financial Statements do not include all disclosures required by GAAP for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2026, (the “Form 10-K”). Accordingly, the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2026, has been derived from the Company’s audited consolidated financial statements as of December 31, 2025 but does not contain all of the footnote disclosures from the annual financial statements. The Company believes that the disclosures included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) are adequate to make the information presented not misleading.
In the opinion of management, the Unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented. The accounting policies used in the preparation of these Unaudited Condensed Consolidated Financial Statements are the same as those disclosed in the audited consolidated financial statements for the year ended December 31, 2025, included in the Form 10-K, except as described below.
The Company’s annual reporting period is the calendar year. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any future periods.
Basis of Presentation
Use of Estimates and Judgments
The preparation of the Company’s Unaudited Condensed Consolidated Financial Statements in conformity with GAAP and in accordance with the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts included in the Unaudited Condensed Consolidated Financial Statements.
Estimates are based on historical experience, where applicable, and other assumptions that management believes are reasonable under the circumstances. On an ongoing basis management evaluates its estimates, including those related to long-

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
lived asset impairment assessments. Such estimates often require the selection of appropriate valuation methodologies and financial models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions, financial inputs, or circumstances.
Given the global economic climate, estimates are subject to additional volatility. As of the date of filing this Quarterly Report on Form 10-Q, the Company is not aware of any specific event or circumstance that would require updating its estimates or judgments or revising the carrying value of its assets or liabilities. However, these estimates and judgments may change as new events occur and additional information is obtained, which may result in changes being recognized in the Company’s Unaudited Condensed Consolidated Financial Statements in future periods. Actual results could differ from those estimates and any such differences may have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.
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
AIxCrypto Holdings, Inc.
On September 29, 2025, the Company entered into a lead investor subscription agreement with AIxCrypto Holdings, Inc. (“AIXC”) (then known as Qualigen Therapeutics, Inc.). Under the agreement, the Company acquired common and preferred equity interests in AIXC. The Company determined that AIXC was a variable interest entity (“VIE”) and that the Company was the primary beneficiary based on its rights over governance and operating decisions, including the appointment of certain members of AIXC management and discretion over digital-asset and cash management decisions. Accordingly, the Company began consolidating AIXC on September 29, 2025 pursuant to ASC 810.
Following stockholder approval on November 12, 2025 for the conversion of AIXC’s Series B Convertible Preferred Stock into additional voting common shares of AIXC, the Company reconsidered its VIE conclusion and determined that AIXC continued to be a VIE and that the Company remained its primary beneficiary. As of March 31, 2026, there have been no material changes in the facts and circumstances supporting that conclusion, and the Company continues to consolidate AIXC under ASC 810.
Additional information regarding the initial measurement and accounting for the consolidation of AIXC, including the recognition of acquired intangible assets and the noncontrolling interest, is presented in Note 3, Goodwill Associated with Business Acquisition. Summarized financial information of AIXC included in the Company’s Unaudited Condensed Consolidated Financial Statements as of March 31, 2026 and for the three months then ended is presented below.

AIXC
Condensed Balance Sheet (Unaudited)
March 31, 2026
(in thousands)
Cash and cash equivalents .	$6,201
Digital assets .	6,197
Other current assets	11,037
Total current assets .	23,435
Intangible assets and other assets .	467
Total assets	$23,902

Accounts payable and accrued liabilities	$1,959
Warrant liabilities and convertible debt	72
Total liabilities	2,031

Total stockholders’ equity	21,871
Total liabilities and stockholders’ equity	$23,902

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

AIXC
Condensed Statement of Operations (Unaudited)
Three Months Ended March 31, 2026
(in thousands)
Operating expenses	$4,516
Other expense, net	1,563
Net loss	$6,079

AIXC
Condensed Statement of Cash Flows (Unaudited)
Three Months Ended March 31, 2026
(in thousands)
Net cash used in operating activities	$(4,495)
Net cash used in investing activities	$(8,504)
Net cash used in financing activities	$(132)
GlobeX Al Hong Kong Holding Limited
GlobeX AI Hong Kong Holding Limited (“GXHK”) is a company incorporated in Hong Kong. On October 23, 2025, Faraday X AIEV (“FXHK”) changed its legal name to GlobeX AI Hong Kong Holding Limited.
On March 31, 2025, the Company transferred 6,000 shares, representing 60% of the issued share capital of GXHK (then known as FXHK), to Xiao Ma, the Chief Executive Officer of Faraday X and an employee of the Company. The Company continues to hold the remaining 40% of the issued shares of GXHK.
The Company consolidates GXHK pursuant to the VIE provisions of ASC 810. GXHK was established with nominal capital and is dependent on the Company to support its activities. The Company is the primary beneficiary of GXHK because it has the power to direct the activities that most significantly impact GXHK's economic performance. Through various agreements executed with Mr. Ma, along with Mr. Ma's status as an employee of the Company, the Company is able to exercise sole control over stockholder decisions and maintains the unilateral right to remove Mr. Ma from his position as the majority stockholder.
The assets and liabilities of GXHK are carried at historical cost in the Company's Unaudited Condensed Consolidated Balance Sheets because the Company has controlled GXHK since inception. The assets of GXHK may only be used to settle obligations of GXHK, and the liabilities of GXHK do not have recourse to the general credit of the Company, except to the extent the Company has explicitly provided support. The amounts attributable to GXHK in the accompanying Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, and Unaudited Condensed Consolidated Statements of Cash Flows were insignificant to the Company’s Unaudited Condensed Consolidated Financial Statements for all periods presented.
Grow Fandor Inc.
Grow Fandor Inc. (“Grow Fandor”) was formed on May 28, 2024 by Mr. Jiawei Wang, Mr. Yueting Jia, and other partners, including certain current employees of the Company.
On October 9, 2024, Mr. YT Jia donated 15 million shares of Grow Fandor common stock to FF. As a result of the donation, FF has a 10% ownership interest in Grow Fandor. On October 29, 2024, the Company entered into a Trademark License Agreement (the “License Agreement”) with Grow Fandor. This agreement grants Grow Fandor the right to use the Company’s trademarks.
The equity interest and the License Agreement held by the Company represent variable interests. Grow Fandor is a VIE, as it lacks sufficient equity to finance its activities. However, the Company does not have the power to direct the activities of Grow Fandor. Accordingly, the Company is not the primary beneficiary of Grow Fandor and does not consolidate Grow Fandor. As a result, Grow Fandor’s assets, liabilities, and results of operations are not included in the Company’s Unaudited Condensed Consolidated Financial Statements. Significant transactions between the Company and Grow Fandor are disclosed in Note 9, Related Party Transactions.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
The carrying value of the Company’s investment in Grow Fandor, the amounts recognized from transactions with Grow Fandor, and any related cash flows were insignificant to the Company’s Unaudited Condensed Consolidated Financial Statements for all periods presented.
Segments
The Company has three operating segments—AI Electric Vehicle (“AIEV”), Robotics and digital assets — each of which meets the criteria for separate reporting under ASC 280. The Company’s Global Chief Executive Officer (“CEO”), serves as the Chief Operating Decision Makers (“CODM”), and regularly evaluated the Company’s financial performance using consolidated financial information at the total-company level including consolidated loss from operations, cash flows, liquidity, and strategic initiatives.
Management has identified Loss from operations, as presented in the Company's Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, as the primary measure used by the CODM to evaluate the performance of the business and allocate resources. Loss from operations is the measure of segment profit or loss that is most consistent with the measurement principles used in measuring the corresponding amounts in the Company’s unaudited condensed consolidated financial statements. This measure reflects the Company’s focus on managing operating performance, cash outflows, and liquidity, particularly given that the timing of cash inflows is influenced by external financing activities. The Company defines “significant segment expense” as controllable operating costs that are regularly provided to and reviewed by management. Refer to Note 17,Segment Information for further detail on the components of “loss from operations” and the additional Robotics gross profit measure reviewed by the CODM.
Management closely tracks its expenditure on these key expense categories through regular reviews of cash balances, near‑term cash flow projections, monthly management reports, and project management reports. The CODM, works in close collaboration with the Company’s business leaders to establish critical operational targets, set project timelines, and adjust spending plans. These leaders are responsible for implementing the Company’s strategic plans and revising targets and deadlines based on continuous internal communications and review meetings, thereby ensuring that any deviations from target spending or project timelines are promptly addressed.
While loss from operations is the primary measure used to evaluate overall Company performance and to allocate resources across segments, management also evaluates the Robotics segment using gross profit as an additional performance measure, as this segment is in the early stages of commercialization and focuses on product-level profitability. Gross profit is defined as revenue less cost of revenues. At this time, general and administrative, research and development, and sales and marketing expenses are not allocated to the Robotics segment. Gross profit is not used as the primary measure of segment profit or loss for AIEV or digital assets.
This oversight supports the Company’s strategic objectives to prioritize the commercialization of the FX Series vehicles and Robotics products, while continuing to support production, sales, and leasing activities for its FF 91 vehicles, the planned FF 92 upgrade program, and the development of the Company’s planned digital asset, blockchain-based platform, and related crypto service initiatives through AIXC.
Summary of Significant Accounting Policies
Digital Assets
In December 2023, FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires crypto assets within the scope of ASC 350-60 to be measured at fair value each reporting period, with changes in fair value recognized in net income. The guidance also requires crypto assets measured at fair value to be presented separately from other intangible assets in the balance sheet, and changes from the remeasurement of crypto assets to be presented separately from changes in the carrying amounts of other intangible assets in the statement of operations.
The Company determines the fair value of its digital assets based on quoted prices in active markets for identical assets in accordance with ASC 820, Fair Value Measurement. Accordingly, the Company classifies its digital assets within Level 1 of the fair value hierarchy under ASC 820. The Company utilizes observable market prices from active trading exchanges and evaluates the principal market for each digital asset in determining fair value. The Company measures digital assets at fair value as of UTC+0:00 on the final day of each reporting period. The Company does not currently recognize revenue from contracts with customers related to digital assets. Cash flows arising from purchases and sales of digital assets are presented as investing activities in the Company’s Unaudited Condensed Consolidated Statements of Cash Flows.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
The table below summarizes the units held, cost basis, and fair value of the Company’s digital assets as of March 31, 2026 (amounts shown in thousands, except for units held, which are presented in whole numbers):

Digital Assets	Units Held	Cost Basis	Fair Value
Cardano ADA (ADA)	214,323	$134	$52
Native BNB (BSC)	1,308	1,356	807
Bitcoin (BTC)	46	4,943	3,150
Ethereum (ETH)	616	2,307	1,296
ChainLink (LINK)	19,404	339	170
Solana (SOL)	6,659	1,188	553
Tron (TRX)	531,334	164	167
USD Tether (USDT)	2,087	2	2
Ripple (XRP)	1	—	—
		$10,433	$6,197
Digital Asset Activity
The following table summarizes digital asset activity for the period indicated, including purchases, sales, net gains and losses recognized, other activity, and the fair value of digital assets held as of March 31, 2026 (amounts shown in thousands).

Balance
Balance as of December 31, 2025	$10,250
Purchases	338
Sales	(2,108)
Net (loss) gain on digital assets	(1,945)
Other	(338)
Balance as of March 31, 2026	$6,197
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
As of March 31, 2026, the estimate for expected credit losses on the Marizyme Notes is $4.7 million. Given the inherently uncertain nature of the debtor’s financial condition and future outcomes, actual credit losses may differ materially from this estimate. The Company will continue to monitor relevant events and conditions and update its assumptions and allowance as necessary.
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
Notes to the Unaudited Condensed Consolidated Financial Statements
adjusts its value for estimated excess and obsolete inventory based upon expectations of future demand and market conditions, as well as damaged or otherwise impaired goods.
Inventory is classified as a current asset when it is expected to be sold, consumed, or used in production within twelve months or the operating cycle, whichever is longer.
Inventory that is not expected to be realized or used within twelve months or the operating cycle is classified as a non-current asset within Other non-current assets on the Unaudited Condensed Consolidated Balance Sheets. This includes, for example, spare parts, service parts, or production parts held for future models or to fulfill warranty obligations on products.
Business Combination

The Company accounts for business combinations in accordance with ASC 805, Business Combinations, which requires management to use significant judgment in determining the fair value of assets acquired and liabilities assumed and in evaluating whether an acquired set meets the definition of a business. See Note 3, Goodwill Associated with Business Acquisition to the Unaudited Condensed Consolidated Financial Statements for further information.
Goodwill and Other Intangible Assets
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
During the three months ended March 31, 2026, based on the quantitative assessment, the Company concluded that the carrying amount of the AIXC reporting unit exceeded its estimated fair value. Accordingly, the Company recorded a goodwill impairment charge of $2.1 million of which $0.9 million was attributable to noncontrolling interest. The impairment charge is included in Impairment of goodwill on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss to noncontrolling interest. The impairment charge is included in Impairment of intangible assets, including goodwill in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. No goodwill impairment was recognized for the three months ended March 31, 2025, as the Company did not have a goodwill balance prior to the AIXC acquisition.
Other Intangible Assets
Indefinite-lived Intangible Assets
The Company’s in-process research and development (“IPR&D”) acquired in connection with the acquisition of AIXC was recorded at its acquisition-date fair value, which represents its initial cost basis. The Company will continue to carry this asset at that amount until completion or abandonment of the associated R&D project, at which time an appropriate useful life will be determined. During the each of three months ended March 31, 2026, and 2025, the Company recognized no impairment of IPR&D.
Capitalized Software
The Company accounts for costs incurred in developing its product offerings under ASC 350-40, Internal-Use Software.
In accordance with ASC 350-40, the Company capitalizes qualifying costs incurred in connection with the development of the Company’s product offerings during the application development stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred in connection with maintenance activities, including training or bug fixes are also expensed as incurred. The Company stops capitalizing qualifying costs once development activities are completed and the project is ready for its intended use.
Capitalized software costs are amortized on a straight-line basis over a 36-month useful life beginning on the date when the product is ready for its intended use. Management tests the capitalized software costs for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. During the

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
three months ended March 31, 2026, and 2025 the Company recognized impairment charge of $0.2 million and no impairment charge, respectively, related to capitalized software costs.
Noncontrolling Interest
Where our ownership interest is less than 100%, but greater than 50%, the noncontrolling ownership interest is reported on our Unaudited Condensed Consolidated Balance Sheets. Non-controlling interest represents the portion of the net assets of a subsidiary attributable to interests that are not owned by the Company. The non-controlling interest is presented in the Unaudited Condensed Consolidated Balance Sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interest’s operating result is presented on the face of the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as an allocation of the total income for the year between non-controlling shareholders and the shareholders of the Company.
Revenue Recognition
The following table disaggregates our revenue by major source:

	Three Months Ended March 31,
(in thousands)	2026	2025
AIEV
Automotive sales	$208	$—
Automotive leasing - Sales type	—	265
Automotive leasing - Operating type	16	51
Robotics	$288	—
	$512	$316
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
The Company provides certain customers with a residual value guarantee which may or may not be exercised in the future. Residual value guarantees provided to customers had an immaterial impact on revenue for the three months ended March 31, 2026, and 2025.
Automotive Leasing Revenue

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
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
The Company recognizes a net investment in sales-type leases, which includes both the lease receivable and the unguaranteed residual asset. The unguaranteed residual asset represents the estimated fair value of the leased vehicle at the end of the lease term that is not guaranteed by the lessee or any third party. As of March 31, 2026, the carrying amount of unguaranteed residual assets included in the net investment in sales-type leases, and presented within accounts receivable, was approximately $0.2 million. The estimate of unguaranteed residual value reflects management’s judgment, informed by historical residual value experience, current market conditions, and the anticipated future utility of the leased assets.
Robotics
The Company recognizes robotics revenue in accordance with ASC 606. Robotics revenue primarily consists of sales of the Company’s robotic products, including the FF Master Ultra, FX Aegis Edu, and FX Aegis Pro models.
Robotic sales contracts may include the delivery of one or more robots. Each robot is capable of providing benefit to the customer on a standalone basis and is separately identifiable within the context of the contract, accordingly, each robot represents a separate performance obligation. The transaction price is allocated to each performance obligation based on the relative standalone selling prices of the individual robots, which are determined using observable market prices for those products. Revenue allocated to each robot is recognized at a point in time, when control of the respective robot transfers to the customer, which generally occurs upon delivery in accordance with the terms of the applicable sales contract. When robots are delivered at different times, revenue is recognized separately for each robot upon delivery.
As part of applying ASC 606, the Company evaluates whether multiple contracts entered into with the same customer, such as a robot purchase agreement and a related co‑creation or consulting agreement, should be combined and accounted for as a single arrangement. When such contracts are negotiated together and are economically interdependent, they are combined for accounting purposes. Payments made by the Company to customers under co‑creation arrangements are evaluated to determine whether they represent consideration payable to a customer and, when applicable, are accounted for as a reduction of the

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
transaction price for the related robot sale. Payments are generally received prior to or substantially concurrent with the transfer of control of the robots. Accordingly, the Company’s robotic sales arrangements do not include a significant financing component.
Co-creation Arrangements
As part of the Company’s Futurist Product Officers (“FPO”) Co-Creation Delivery program, the Company has entered into co-creation agreements with certain customers. This arrangement leverages select sales and leasing customers to provide valuable data, insights, marketing, and brand awareness for the Company’s vehicles and robots. In exchange for these services, the Company compensates customers through a one-time consulting fee, consulting fees paid in installments or a discount on their lease payments.
The Company evaluates the economic substance of both the sale or lease contract and the co-creation agreement to determine whether they should be combined under the contract combination guidance in ASC 606. When the contracts are economically interdependent, the Company accounts for them as a single arrangement. Under this approach, the cash inflows from the customer and the cash outflows from the Company are netted and treated as a single transaction. The resulting net amount is recorded as marketing expense if the net amount is more than the sale price of the vehicle or robot. In situations where the net amount is less than the sale price or the contractual lease payment, the difference between the net amount and the sale price or lease payment is recognized as revenue.
For the three months ended March 31, 2026, and 2025, the Company recognized $0.2 million and $0.3 million, respectively, in co-creation fees recorded as reduction from revenues for the same periods. For the three months ended March 31, 2026, and 2025, the Company recognized $0.2 million and $0.1 million, respectively, in co-creation fees as marketing expenses for the same periods. All co-creation fees are presented in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Customer Deposits
As of March 31, 2026, the Company held approximately $4.4 million in customer deposits, compared to $4.4 million as of December 31, 2025. These deposits relate to vehicle and robotics reservations under both business and consumer programs.
Business-to-business (“B2B”) reservations are made through pre-order deposit agreements and require fixed, non-refundable deposits that may be applied toward the purchase of a limited number of vehicles. These programs are designed to incentivize volume interest by allowing the deposits to be applied toward the purchase of a limited number of vehicles under future purchase agreements. Business-to-consumer (“B2C”) reservations are typically submitted on a one-to-one basis for a specific vehicle or robotics product, or upon other resolution of the reservations and involve refundable or promotional deposits.
Customer deposits are recorded in Accrued expenses and other current liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets and will be recognized as revenue upon delivery of the vehicle or resolution of the reservation in accordance with the applicable terms.
Deferred Revenue
When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance before the transfer of products or services by the Company. Unlike reservation deposits, which may be refundable or non-refundable and are generally received before execution of a purchase agreement, these advance payments relate to executed purchase agreements and are non-refundable. The Company recognizes revenue when control of the vehicle or related services transfers to the customer and defers revenue only when payments are received for undelivered products or services. Deferred revenue represents the total transaction price allocated to performance obligations that remain unsatisfied or partially unsatisfied as of the balance sheet date. As of March 31, 2026 and December 31, 2025 deferred revenue related to products and services were insignificant for both periods.
Cost of Revenue
Automotive Sales Revenue
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Cost of services and other revenue includes costs associated with providing non-warranty after-sales services, costs for retail merchandise, and costs to provide vehicle insurance. Cost of services and other revenue also includes direct parts and material. Cost of services and other revenue was insignificant for the three months ended March 31, 2026, and 2025.
Automotive Leasing Program
Cost of automotive leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with direct sales-type leases and warranty expenses related to leased vehicles.
Robotics
Cost of Robotics revenue includes the product costs, freight, and import fees.
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
Warranty costs related to the Company’s Robotics revenue were insignificant for the three months ended March 31, 2026.

	Three Months Ended March 31,
(in thousands)	2026	2025
Accrued warranty- beginning of period	$376	$545
Provision for warranty	85	(56)
Warranty costs incurred	(22)	(45)
Accrued warranty- end of period	$439	$444
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
A valuation allowance is established if it is more likely than not that some or all of the deferred tax assets will not be realized. The carrying value of deferred tax assets is adjusted to reflect the amount that is more likely than not to be realized. As of March 31, 2026 and December 31, 2025, the Company maintained a full valuation allowance against its net deferred tax assets, based on the conclusion that it is more likely than not the assets will not be realized.
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
Recent Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) has issued accounting standards updates (“ASUs”) that are not yet adopted by the Company. As a December 31 year-end filer and a Smaller Reporting Company (“SRC”), the Company will adopt these ASUs in accordance with the effective dates applicable to the Company. The Company is currently evaluating the impact of these ASUs on the Company’s financial statements and related disclosures. The following is a summary of recently issued accounting pronouncements not yet adopted by the Company:

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The new Update removes all references to prescriptive and sequential software development stages and establishes new criteria for the capitalization of internal-use software costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.
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
The Company has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date that the Unaudited Condensed Consolidated Financial

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Statements are issued. In accordance with ASC 205-40, Presentation of Financial Statements — Going Concern, management considered the Company’s recurring losses from operations since inception and continued cash outflows from operating activities. Based on this evaluation, the Company concluded that substantial doubt exists regarding its ability to continue as a going concern for the one-year period following issuance of these Unaudited Condensed Consolidated Financial Statements.
The Company has devoted, and expects to continue to devote, substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of vehicle models, completion of the FF aiFactory California manufacturing facility, and capital raising activities. As of March 31, 2026, the Company had an accumulated deficit of $4,743.9 million, unrestricted cash of $12.2 million, and negative working capital of $76.0 million. The Company incurred a net loss of $42.3 million for the three months ended March 31, 2026. This condition, together with the Company’s accumulated deficit and liquidity constraints, contributes to management’s determination that there is substantial doubt about the Company’s ability to continue as a going concern under ASC 205-40.
The Company projects that it will require substantial additional funding to continue operations, advance development and future production planning related to its FF Series program, initiate production of its FX Series vehicles, and continue and expand its robotics production and commercialization activities. Management also considered its cash flow forecast through the one-year assessment period, including expected operating cash outflows, production readiness and commercialization activities for the FX Series and Robotics products, and corporate overhead. The forecast indicates continued liquidity pressure during the assessment period and dependence on timely execution of financing activities. If additional capital is not secured, the Company may not have sufficient resources to meet its obligations or continue operations, which could result in bankruptcy protection and asset liquidation, with equity holders receiving little to no recovery. Although management expects that the launch of the FX Series and the expansion of robotics commercialization activities may support future revenue generation and operational performance, these initiatives are subject to execution, market acceptance, and funding risks, and there can be no assurance that sufficient liquidity will be generated within the next twelve months.
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
The Company has issued various financing arrangements collectively referred to as the SPA Portfolio Notes, including, 2023 Unsecured SPA Notes, Junior Secured SPA Notes, 2024 Unsecured SPA Notes, 2025 March Unsecured SPA Notes, and 2025 July Unsecured SPA Notes. As of March 31, 2026, the SPA Portfolio Notes were in good standing.
As of March 31, 2026, SPA Commitments totaled $739.0 million, of which $517.5 million was funded, $177.2 million expired unfunded, $44.3 million remained to be funded, and $48.0 million in principal was outstanding. Optional Commitments totaled $467.0 million, of which $106.0 million was funded, $327.5 million expired unfunded, $33.5 million remained to be funded, and $7.1 million was outstanding. Remaining amounts are subject to closing conditions, including minimum share price and trading volume requirements.
The Company may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional financing on acceptable terms or at all.
The Company has implemented capital raising initiatives, including its At-The-Market (“ATM”) offering program, subject to authorized share availability and compliance with securities laws and Nasdaq listing requirements.
Operational Context
During 2023, the Company commenced deliveries of the FF 91. The Company is currently manufacturing the FF 91 and plans to manufacture FF 92 models within the FF Series. The FX Series was launched in 2025, beginning with the Super One model, and the Company is currently accepting reservation deposits. Broader production and delivery expansion are expected to occur as production readiness activities are completed.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
In 2025, the Company also advanced initiatives in robotics and intelligent automation and continued developing digital asset initiatives. In 2026, the Company commenced sales of its FX Series vehicles and robotics products. However, these sales remain in the early stages and are not expected to generate sufficient near-term cash flows to fund operations without additional financing.
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
Strategic Investment
On September 29, 2025, the Company completed its investment in AIXC. This transaction was executed as part of a broader strategy to pursue non-automotive initiatives. AIXC’s historical operations were immaterial to consolidated results for the three months ended March 31, 2026.
Risks Affecting Liquidity
The Company continues to explore financing alternatives; however, delays in securing funding commitments have constrained production activities. Capital raising efforts may be unsuccessful or delayed, and actual professional fees and financing-related costs may exceed management’s projections.
Capital raising efforts remain subject to Nasdaq listing standards, authorized share limitations, and anti-dilution features in existing instruments.
Liquidity is also influenced by supplier payment terms, advance deposit requirements, reliance on third-party partners, and capital market conditions affecting the electric vehicle industry.
Elevated U.S. import tariffs on EV components sourced from China may increase manufacturing costs as production scales. While tariffs did not materially impact 2026 cost of goods sold due to limited production volume, continued reliance on China-based suppliers may increase input costs and funding needs.
Going Concern Determination
Despite management’s plans, the Company’s recurring operating losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern within one year after the date these Unaudited Condensed Consolidated Financial Statements are issued, as contemplated by ASC 205-40.
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Unaudited Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.
3.Goodwill Associated with Business Acquisition
In connection with the Company’s September 2025 acquisition of AIXC, the Company recognized goodwill in its consolidated financial statements. In connection with the Company’s September 2025 acquisition of AIXC, the Company recognized goodwill in its consolidated financial statements. There were no business acquisitions during the three months ended March 31, 2026.
The following table summarizes the goodwill recognized in connection with the AIXC acquisition and related impairment activity through March 31, 2026 (amounts in thousands):

Description	Amount
Goodwill acquired at acquisition	30,214
Goodwill impairment recorded during the quarter ended December 31, 2025	(4,450)
Goodwill balance as of December 31, 2025	25,764

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

Goodwill impairment recorded during the three months ended March 31, 2026	(2,072)
Goodwill balance as of March 31, 2026	$23,692
All of the goodwill recognized in connection with the acquisition is recorded in the Company’s consolidated financial statements and, for purposes of goodwill impairment testing, was assigned to the reporting unit comprising the AIXC business. The impairment charges were recorded because the carrying amount of that reporting unit exceeded its estimated fair value. The Company determined the fair value of the reporting unit using a market-based approach to calculate its fully diluted market capitalization. The Company adjusted the observed market capitalization by applying a control premium to reflect the value that a market participant would attribute to obtaining a controlling interest in the reporting unit. The control premium was determined based on an analysis of expected synergies and other benefits that a market participant buyer could realize upon obtaining control. During the three months ended March 31, 2026, the Company recorded a goodwill impairment charge of $2.1 million. The Company will continue to evaluate goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable.
4.Inventory, net (current and non current)
Inventory, net, consists of the following as of:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials (net of reserves)	$5,457	$8,357
Work in progress	243	395
Finished goods	1,219	199
	$6,919	$8,951

Inventory, current portion	$1,465	$3,258
Inventory, non-current portion (1)	$5,454	$5,693

1) Non-current inventory presented as part of Other non-current assets in the Unaudited Condensed Consolidated Balance Sheets
The inventory reserve was $5.7 million and $21.1 million as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 the Company decreased its lower-of-cost-and-net-realizable-value inventory reserve by $15.4 million. There was no change in the inventory reserve during the three months ended March 31, 2025. The decrease during the three months ended March 31, 2026 was primarily attributable to the sale of certain battery pack inventory for which a reserve had previously been recorded. As a result, the related inventory reserve was utilized against the carrying value of the inventory disposed of during the period. In connection with this transaction, the Company reduced gross inventory by $17.3 million, utilized $15.4 million of previously recorded inventory reserves, recognized proceeds from the sale of $1.6 million, and recorded a loss on disposal of $0.3 million.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
5.Deposits (current and non-current) and Other Current Assets
Deposits and other current assets consist of the following as of:

(in thousands)	March 31, 2026	December 31, 2025
Deposits
Deposits, current portion	$13,758	$10,499
Deposits, non-current portion (1)	12,119	12,457
	$25,877	$22,956

	March 31, 2026	December 31, 2025
Other current assets
Prepaid expenses	$5,645	$7,117
Other current assets	1,920	1,846
	$7,565	$8,963

1) Non-current deposits presented as part of Other non-current assets in the Unaudited Condensed Consolidated Balance Sheets
Deposits for R&D, prototype and production parts, inventory, property and equipment, and other related items are classified as deposits until the related services are provided or goods are received, at which time the amounts are recognized as R&D expense, inventory, or property and equipment, as applicable.
Prepaid expenses primarily consist of software subscriptions and insurance, and Other current assets includes certain deferred expenses.
6.Property, Plant, and Equipment, Net
Property, plant, and equipment, net, consists of the following as of:

(in thousands)	March 31, 2026	December 31, 2025
Land, buildings and building improvements	$77,803	$78,218
Computer hardware	2,603	2,603
Tooling, machinery and equipment	120,502	120,792
Vehicles	699	699
Lease vehicles	1,390	1,390
Computer software	4,339	4,339
Construction in process	8,541	8,500
	215,877	216,541
Less: Accumulated depreciation	(68,945)	(61,238)
	$146,932	$155,303
Depreciation and amortization expense, related to property, plant, and equipment, totaled $8.1 million and $17.5 million for the three months ended March 31, 2026, and 2025, respectively. For the three months ended March 31, 2026, the Company disposed of property, plant, and equipment, with a gross value of approximately $0.7 million. For the three months ended March 31, 2025, the Company disposed of property, plant, and equipment, with a gross value of approximately $0.8 million.
Substantially all of the Company's assets, including property, plant and equipment, are subject to liens under various financing arrangements. See Note 8, Notes Payable, and Note 10, Other Financing Liabilities, for further details.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities—which include both third-party and related-party balances—comprise the following items as of:

(in thousands)	March 31, 2026	December 31, 2025
Accrued payroll and benefits	$22,035	$22,428
Accrued legal contingencies (1)	2,921	3,238
Customer deposits	4,429	4,385
Accrued liabilities with related parties	12,988	13,178
Other current liabilities	12,749	15,449
	$55,122	$58,678

1.
The Company records an accrual for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. See Note 12, Commitments and Contingencies for additional information regarding legal contingencies.

8.Notes Payable
The Company has entered into notes payable agreements with third parties. The tables below summarize these agreements as of March 31, 2026 and December 31, 2025, providing details on contractual maturity dates, contractual interest rates, unpaid principal balances, fair value adjustments, original issue discounts, including proceeds allocated to warrants, and net carrying values.
On September 29, 2025, the Company obtained control of AIXC. Accordingly, AIXC’s assets and liabilities, including its outstanding debt instruments, have been consolidated as of September 29, 2025. The inclusion of AIXC’s debt in the consolidated balances below reflects the fair value of such obligations recognized upon initial consolidation.
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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2026
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
2023 Unsecured SPA Notes	Various through March 2032	10%	-	15%	$4,753	$78	$(475)	$4,356
Junior Secured SPA Notes	Various through December 2030	10%	7,107	156	—	7,263
2024 Unsecured SPA Notes	July 2030	10%	33	7	—	40
2025 March Unsecured SPA Notes	Various through March 2031	10%	8,538	(2,393)	(2,703)	3,442
2025 July Unsecured SPA Notes	August 2030	10%	29,193	(422)	(5,993)	22,778
Unsecured Convertible Notes	Various dates in 2026	4.27%	5,500	(1,361)	—	4,139
Notes payable – China other	Due on Demand	—%	4,349	—	—	4,349
$59,473	$(3,935)	$(9,171)	$46,367

Notes payable, current portion	$4,349
Notes payable, long-term portion	$42,018

December 31, 2025
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
2023 Unsecured SPA Notes	Various through November 2031	10%	-	15%	8,100	(622)	(810)	6,668
Junior Secured SPA Notes	Various through December 2030	10%	12,107	(705)	—	11,402
2024 Unsecured SPA Notes	Various through December 2030	10%	6,070	(252)	—	5,818
2025 March Unsecured SPA Notes	Various dates in 2030	10%	5,508	(1,096)	(2,304)	2,108
2025 July Unsecured SPA Notes	August 2030	10%	37,592	(3,079)	(7,717)	26,796
Unsecured Convertible Notes	June 2026	4.27%	5,000	(1,558)	—	3,442
Notes payable – China other	Due on Demand	—%	4,290	—	—	4,290
2025 Convertible Note - AICX	January 2026	—%	132	32	(22)	142
$78,799	$(7,280)	$(10,853)	$60,666

Notes payable, current portion	$4,432
Notes payable, long-term portion	$56,234

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Roll Forward of the Fair Value of Notes payable
The following table presents a roll forward of the Company’s Notes payable balances from December 31, 2025 to March 31, 2026 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	2023 Unsecured SPA Notes	Unsecured Convertible Notes	Junior Secured SPA Notes	2024 Unsecured SPA Notes	2025 March Unsecured SPA Notes	2025 July Unsecured SPA Notes	Notes payable – China other	2025 Convertible Note - AIXC	Total
Balance as of December 31, 2025 (a)	$6,668	$3,442	$11,402	$5,818	2,108	26,796	$4,290	$142	$60,666
New Issuances (b)	3,600	376	—	—	1,903	—	—	—	5,879
Repayment of Debt (c)	—	—	—	—	—	—	—	(132)	(132)
Conversion of Debt to Equity (d)	(6,724)	—	(5,146)	(6,300)	(656)	(6,491)	—	—	(25,317)
Fair Value Adjustments of Debt (e)	812	321	1,007	522	87	2,473	—	(10)	5,212
Other Adjustments (f)	—	—	—	—	$—	—	59	—	59
Balance as of March 31, 2026 (g)	$4,356	$4,139	$7,263	$40	$3,442	$22,778	$4,349	$—	$46,367

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2025.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $3,341 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Cash repayments of principal amounts during the period.
(d) Fair value of debt converted into equity during the period.
(f) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Line-item Change in fair value of notes payable, warrant liabilities, and derivative call options also includes debt issuance costs of $1,160 thousand, which are separately identifiable from the fair value adjustments noted above. Instruments with a zero balance in this line are carried at amortized cost; the fair value option was not elected for such instruments.

(f) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(g) The carrying value for each note category, fair value or amortized cost depending on the election, as of March 31, 2026.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following table presents a roll forward of the Company’s Notes payable balances from December 31, 2024 to March 31, 2025 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Junior Secured SPA Notes	2024 Unsecured SPA Notes	2025 March Unsecured SPA Notes	2025 July Unsecured SPA Notes	Notes payable – China other	Auto Loans	Total
Balance as of December 31, 2024 (a)	$5,457	$6,716	$26,059	$7,032	$—	$—	$4,173	$51	$49,488
New Issuances (b)	—	—	—	11,096	807	—	—	—	11,903
Repayment of Debt, including periodic interest on debt carried at fair value (c)	—	—	—	—	—	—	—	(6)	(6)
Conversion of Debt to Equity (d)	(589)	(4,692)	(9,564)	—	—	—	—	—	(14,845)
Fair Value Adjustments of Debt (e)	(2,479)	(2,024)	(10,435)	(6,798)	(44)	—	—	—	(21,780)
Other Adjustments (f)	—				—	—	(41)	(45)	(86)
Balance as of March 31, 2025 (g)	$2,389	$—	$6,060	$11,330	$763	$—	$4,132	$—	$24,674

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2023.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $10,097 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Cash repayments of principal amount and periodic interest, where fair value option is elected, during the period.
(d) Fair value of debt converted into equity during the period.
(f) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and call option derivatives in the Consolidated Statements of Operations. Line-item 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' also includes debt issuance costs of $429 thousand, which are separately identifiable from the fair value adjustments noted above. Instruments with a zero balance in this line are carried at amortized cost; the fair value option was not elected for such instruments.

(f) Miscellaneous changes not captured in other columns, such as currency adjustments.
(g) The carrying value for each note category, fair value or amortized cost depending on the election, as of March 31, 2025.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of Notes payable as of March 31, 2026, are as follows:

(in thousands)
Due on demand	$4,349
2026	5,500
2027	—
2028	—
2029	—
2030	36,334
Thereafter	13,290
$59,473
The Company has issued various financing arrangements, including secured and unsecured notes, convertible notes, and loans. These are categorized as follows: (i) Secured SPA Notes; (ii) 2023 Unsecured SPA Notes; (iii) Unsecured Convertible Notes; (iv) Junior Secured SPA Notes; (v) 2024 Unsecured SPA Notes; (vi) 2025 March Unsecured SPA Notes; (vii) 2025 July Unsecured SPA Notes; (viii) Notes payable – China other; and (ix) Auto loans. In addition, during the three months ended March 31, 2026, the Company consolidated AIXC, and accordingly recognized AIXC’s outstanding debt instruments at fair value as of the consolidation date. These obligations are included within the categories presented above.
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
The Secured SPA Notes bear an annual interest rate of 10%, increasing to 15% if interest is paid in shares of Class A Common Stock. Principal and interest are due at maturity, unless converted earlier pursuant to the Secured SPA Notes’ conversion privileges. The Secured SPA Notes mature six years from each date of issuance. Issued at a 10% original issue discount, these notes are convertible into Class A Common Stock at the lesser of a fixed conversion price or 90% of the lowest volume-weighted average price (“VWAP”) for the trading day immediately prior to the conversion date. The Secured SPA Notes are subject to full ratchet anti-dilution price protection; at the time of the final conversions the fixed price conversion price was $1.16. There were no outstanding Secured SPA Notes, as of March 31, 2026.
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
Summary of Secured SPA Notes Activity
As of March 31, 2026 and December 31, 2025, the fair value of the Secured SPA Notes was zero.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
There was no activity related to the Secured SPA Notes during the three months ended March 31, 2026. During the three months ended March 31, 2025 the Company received zero cash proceeds, after original issue discounts, respectively, in exchange for the issuance of Secured SPA Notes. During the same period, the Company converted debt with a principal amount of $0.6 million into 602,902 shares of Class A Common Stock. The conversion of Secured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $0.3 million. For the three months ended March 31, 2025, the Company recognized a gain of $2.5 million, from the fair value remeasurement of Secured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The 2023 Unsecured SPA Notes bear an annual interest rate of 10%, increasing to 15%, if interest is paid in shares of Class A Common Stock. Principal and interest are due at maturity, unless converted earlier pursuant to the 2023 Unsecured SPA Notes’ conversion privileges. Issued at a 10% original issue discount, these notes are convertible into the Company’s Class A Common Stock at the lesser of a fixed conversion price or 90% of the VWAP for the trading day immediately prior to the conversion date. The 2023 Unsecured SPA Notes are subject to full ratchet anti-dilution price protection and as of March 31, 2026 the fixed conversion price was $1.16 or $8,568 depending on the tranche outstanding. The 2023 Unsecured SPA Notes mature primarily six years from each date of issuance.
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
Anti-Dilution Adjustments
During the year ended December 31, 2025, the Company entered into several dilutive sale and purchase transactions through issuance of Junior Secured SPA Notes, 2024 Unsecured SPA Notes, March 2025 Unsecured Notes and July 2025 Unsecured Notes. These transactions triggered the full ratchet anti-dilution price protection for the 2023 Unsecured SPA Notes issued prior to each respective dilutive transaction. Accordingly, as of March 31, 2026, the conversion price of outstanding 2023 Unsecured SPA Notes was either $1.16 or $8,568, depending on the timing of each tranche relative to the dilutive issuances. Tranches issued subsequent to such dilutive transactions were not subject to the ratchet adjustments and retain their original fixed conversion price of $8,568.
Summary of 2023 Unsecured SPA Notes Activity
As of March 31, 2026, the fair value of the outstanding 2023 Unsecured SPA Notes was $4.4 million, compared to $6.7 million as of December 31, 2025.
During the three months ended March 31, 2026 and 2025, the Company received net cash proceeds of $3.6 million and zero, respectively, after original issue discounts, in exchange for the issuance of 2023 Unsecured SPA Notes. During the same periods, the Company converted debt with a principal amount of $7.3 million and $4.4 million into 22,566,836 and 4,167,764 shares of Class A Common Stock, respectively. The conversion of 2023 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $2.5 million and $2.8 million for each period, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized a loss of $0.8 million and a gain $2.0 million, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Unsecured Convertible Notes
Overview and Terms
During the year ended December 31, 2025 and the three months ended March 31, 2026, the Company issued unsecured convertible notes (the “Unsecured Convertible Notes”) to a third party investor. These Unsecured Convertible Notes, mature six months from issuance, accrue interest at 4.27% and are convertible into 2025 July Unsecured SPA Notes upon the subsequent closing of such Notes.
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
Summary of Unsecured Convertible Notes Activity
As of March 31, 2026, the fair value of the outstanding Unsecured Convertible Notes was $4.1 million, compared to $3.4 million as of December 31, 2025.
During the three months ended March 31, 2026 and 2025, the Company received net cash proceeds of $0.5 million and zero, respectively, after original issue discounts, in exchange for the issuance of Unsecured Convertible Notes. During the same periods, the Company neither converted any Unsecured Convertible Notes into shares of Class A Common Stock, nor incurred gain or a loss on extinguishment for each period. For the three months ended March 31, 2026 and 2025, the Company recognized a loss of $0.3 million and zero, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Junior Secured SPA Notes
Overview and Terms
Pursuant to that certain Securities Purchase Agreement dated September 5, 2024 by and between the Company and the investors party thereto (the “Junior Secured SPA”), the Company issued certain secured convertible promissory notes (the “Junior Secured SPA Notes”). These Junior Secured SPA Notes are secured by a second-priority lien on certain assets and bear an annual interest rate of 10%. Principal and interest are payable at maturity or at each conversion date. The notes are convertible along with accrued interest into Class A Common Stock at the lesser of (a) a fixed conversion price or (b) the greater of (1) the floor price, $1.05, or (2) the average VWAP of the common stock for the five previous trading days. Junior Secured SPA Notes are subject to full ratchet anti-dilution price protection and as of March 31, 2026 the fixed conversion price was $0.26 or $5.24 for different tranches outstanding. These notes mature on various dates through December 2030.
The original Junior Secured SPA Investors were given warrants (the “Junior SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the Junior Secured SPA Note funded. The Junior SPA Warrants are exercisable immediately with a term of five years. The Company issued to the placement agent for the transaction a warrant (the “Placement Agent Warrant”) identical to that of the Junior Secured SPA Investors for 202,768 shares of Common Stock, exercisable immediately. These warrants are subject to the same full ratchet anti-dilution price protection as the Junior Secured SPA Notes. As of March 31, 2026, the Company’s Junior Secured SPA Warrants are indexed to the Company’s Class A common stock and meet the requirements for equity classification under the scope exception in ASC 815-40.
The Junior Secured SPA Investors were issued incremental warrants (the “Junior Secured SPA Incremental Warrants”) to purchase additional Junior Secured SPA Notes up to the amounts originally funded under their original Junior Secured SPA Note commitments. The Junior Secured SPA Incremental Warrants, presented in the Unaudited Condensed Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a one-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
similar transactions. There were no Junior Secured SPA Incremental Warrants outstanding as of March 31, 2026.
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
During the year ended December 31, 2025, the Company issued additional 2024 Unsecured SPA Notes upon the exercise of 2024 Unsecured SPA Incremental Warrants with a stated conversion price of $1.16. These transactions triggered the full ratchet anti-dilution provisions for any incremental Junior Secured SPA Notes issued prior to such dilutive issuances, maintaining the ratcheted fixed conversion price at $1.16.
During the three months ended March 31, 2026 the Company converted certain 2023 Unsecured SPA Notes at conversion prices below $1.16, constituting further dilutive issuances that triggered the full ratchet anti-dilution provisions of Junior Secured SPA Notes, issued prior to the issuance of the respective 2023 Unsecured SPA Note whose conversions gave rise to the ratchet adjustments. As a result, the fixed conversion price of those Junior Secured SPA Notes was reduced to $0.26 as of March 31, 2026. Junior Secured SPA Notes issued subsequent to the issuance of the relevant 2023 Unsecured SPA Note were not subject to these ratchet adjustments and retain their original fixed conversion price of $5.24.
Summary of Junior Secured SPA Notes Activity
As of March 31, 2026, the fair value of the Junior Secured SPA Notes was $7.3 million, compared to $11.4 million as of December 31, 2025.
During the three months ended March 31, 2026 and 2025, the Company received no net cash proceeds, after original issue discounts, in exchange for the issuance of Junior Secured SPA Notes. During the same periods, the Company converted debt with a principal amount of $5.0 million and $15.4 million into 15,368,021 and 13,958,070 shares of Class A Common Stock, respectively. The conversion of Junior Secured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $0.8 million and $12.8 million, for each period. For the three months ended March 31, 2026, and 2025, the Company recognized a loss of $1.0 million and a gain of $10.4 million, respectively, from the fair value remeasurement of Junior Secured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
2024 Unsecured SPA Notes
Overview and Terms
The 2024 Unsecured SPA Notes were issued under a securities purchase agreement (the “2024 Unsecured SPA”) dated December 21, 2024, by and between the Company and the investors party thereto. These notes bear an annual interest rate of 10%. Principal and interest are payable at maturity or at each conversion date. The notes are convertible along with accrued interest into Class A Common Stock at the lesser of (a) a fixed conversion price, which was $1.16 at issuance, or (b) the greater of (1) the floor price, $1.05, or (2) the lowest one-day VWAP of the common stock for the five previous trading days. 2024 Unsecured SPA Notes are subject to full ratchet anti-dilution price protection and as of March 31, 2026 the fixed conversion price of the outstanding 2024 Unsecured SPA Notes was $0.24. These notes mature in July 2030.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
The original 2024 Unsecured SPA Investors were issued warrants (the “2024 Unsecured SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the 2024 Unsecured SPA Notes (defined below) purchased by such 2024 Unsecured SPA Investor. The 2024 Unsecured SPA Warrants are exercisable immediately with a term of five years. 2024 Unsecured SPA Warrants are subject to the same full ratchet anti-dilution price protection as the 2024 Unsecured SPA Notes. As of March 31, 2026, the Company’s 2024 Unsecured SPA Warrants are indexed to the Company’s Class A common stock and meet the requirements for equity classification under the scope exception in ASC 815-40.
The original 2024 Unsecured SPA Investors were issued incremental warrants (the “2024 Unsecured SPA Incremental Warrants”) to purchase additional 2024 Unsecured SPA Notes up to the amounts originally funded under their original 2024 Unsecured SPA Note commitments. The 2024 Unsecured SPA Incremental Warrants, presented in the Unaudited Condensed Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a one-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions. See Note 15, Fair Value of Financial Instruments for further details on the 2024 Unsecured SPA Incremental Warrants. There were no 2024 Unsecured SPA Incremental Warrants outstanding as of March 31, 2026.
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
Anti-Dilution Adjustments
During the three months ended March 31, 2026 the Company converted certain 2023 Unsecured SPA Notes and 2025 July Unsecured SPA Notes (as defined below) at conversion prices below $1.16, constituting dilutive issuances that triggered the full ratchet anti-dilution provisions of 2024 Unsecured SPA Notes, issued prior to the issuance of the respective 2023 Unsecured SPA Notes and 2023 Unsecured SPA Notes whose conversions gave rise to the ratchet adjustments. As a result, the fixed conversion price of outstanding 2024 Unsecured SPA Notes was reduced to $0.24 as of March 31, 2026.
Summary of 2024 Unsecured SPA Notes Activity
As of March 31, 2026, the fair value of the 2024 Unsecured SPA Notes was zero million, compared to $5.8 million as of December 31, 2025.
During the three months ended March 31, 2026 and 2025, the Company received net cash proceeds of zero and $20.0 million, respectively, after original issue discounts, in exchange for the issuance of 2024 Unsecured SPA Notes. During the same periods, the Company converted debt with a principal amount of $6.0 million and zero into 11,463,298 and zero shares of Class A Common Stock, respectively. The conversion of 2024 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $0.6 million and zero, for each period, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized a loss of $0.5 million and a gain of $6.8 million, respectively, from the fair value remeasurement of 2024 Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
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
The 2025 March Unsecured SPA Notes are convertible at the option of the holder into shares of the Company’s Class A common stock at an initial fixed conversion price of $1.29 per share, subject to customary anti-dilution adjustments and full ratchet anti-dilution price protection. The number of shares issuable upon conversion is determined by dividing the outstanding principal and accrued interest, together with an 8% premium, by the conversion price. The notes also include an alternate conversion feature that permits the holder to convert at the lower of (i) the then-effective conversion price or (ii) the greater the floor price then in effect and the lowest VWAP of the Class A common stock during the five trading days immediately preceding the conversion notice. If a conversion under the alternate mechanism would result in issuance below the floor price, the Company must either settle the difference in cash or increase the principal balance of the note by the shortfall amount. The floor price is subject to reduction at the Company's discretion and was $1.048 per share as of March 31, 2026.
The 2025 March Unsecured SPA Investors were issued warrants (the “2025 March Unsecured SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the 2025 March Unsecured SPA Notes funded, calculated using the initial conversion price of the 2025 March Unsecured SPA Notes. The 2025 March Unsecured SPA Warrants are exercisable immediately with a term of five years. The 2025 March Unsecured SPA Warrants are subject to a full ratchet anti-dilution price protection similar to that applicable to the 2025 March Unsecured SPA Notes. As of March 31, 2026, the Company’s issued 2025 March Unsecured SPA Warrants are indexed to the Company’s Class A common stock and meet the requirements for equity classification under the scope exception in ASC 815-40. In addition, the Company had received cash proceeds related to certain 2025 March Unsecured SPA closings for which the issuance of the related notes and warrants had not yet been completed. The obligation to issue these warrants is recorded at fair value as a warrant liability on the Condensed Consolidated Balance Sheet. Upon issuance, the liability will be reclassified to equity, provided the warrants continue to meet the equity classification criteria under ASC 815-40.
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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
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
Summary of 2025 March Unsecured SPA Notes Activity
As of March 31, 2026, the fair value of the outstanding 2025 March Unsecured SPA Notes, was $3.4 million compared to $2.1 million as of December 31, 2025.
During the three months ended March 31, 2026 and 2025, the Company received net cash proceeds of $4.7 million and $2.0 million, respectively, after original issue discounts, in exchange for the issuance of 2025 March Unsecured SPA Notes. During the same periods, the Company converted debt with a principal amount of $1.7 million and zero into 1,837,760 and zero shares of Class A Common Stock, respectively. The conversion of 2025 March Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $1.3 million and zero, for each period. For the three months ended March 31, 2026 and 2025, the Company recognized a loss of $0.1 million and an immaterial gain, respectively, from the fair value remeasurement of 2025 March Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The 2025 July Unsecured SPA Notes are convertible at the option of the holder into shares of the Company’s Class A common stock at an initial fixed conversion price of $1.75 per share, subject to customary anti-dilution adjustments and full ratchet anti-dilution price protection. The number of shares issuable upon conversion is determined by dividing the outstanding

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
principal and accrued interest, together with an 8% premium, by the conversion price. The notes also include an alternate conversion feature that permits the holder to convert at the lower of (i) the then-effective conversion price or (ii) the greater the floor price and the lowest VWAP of the Class A common stock during the five trading days immediately preceding the conversion notice. If a conversion under the alternate mechanism would result in issuance below the floor price, the Company must either settle the difference in cash or increase the principal balance of the note by the shortfall amount. The floor price is subject to reduction at the Company's discretion and was $0.20 per share as of March 31, 2026.
The 2025 July Unsecured SPA Investors were issued warrants (the “2025 July Unsecured SPA Warrants”) equal to 33% of the shares issuable upon conversion of the aggregate principal amount under the 2025 July Unsecured SPA Notes funded. The 2025 July Unsecured SPA Warrants are exercisable immediately with a term of five years. The 2025 July Unsecured SPA Warrants are subject to a full ratchet anti-dilution price protection similar to that applicable to the 2025 July Unsecured SPA Notes. As of March 31, 2026, the Company’s 2025 July Unsecured SPA Warrants are indexed to the Company’s Class A common stock and meet the requirements for equity classification under the scope exception in ASC 815-40.
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
Note Conversion and exercise price re-set and conversion floor reduction
Pursuant to the terms of the 2025 July Unsecured SPA Notes, on September 19, 2025, the fixed conversion price of the 2025 July Unsecured SPA Notes and the exercise price of the related common stock warrants were reset to 100% and 120%, respectively, of the closing price of the Company’s Class A common stock on the trading day immediately prior to the receipt of stockholder approval for the related private placement. As a result, as of March 31, 2026, the fixed conversion price and warrant exercise price of the 2025 July Unsecured SPA instruments were $1.68 and $2.02, respectively. This reset did not trigger any price-based anti-dilution provisions of other outstanding convertible instruments.
During the three months ended March 31, 2026, the Company exercised its contractual right to reduce the conversion price floor of the 2025 July Unsecured SPA Notes on multiple occasions, with the final reduction to $0.20 on March 30, 2026. Conversions during the period were effected pursuant to the alternate conversion feature at prices below the stated conversion price of $1.68. These below-market conversions constituted dilutive issuances and triggered the full ratchet anti-dilution provisions of the outstanding 2024 Unsecured SPA Notes.
Summary of 2025 July Unsecured SPA Notes Activity
As of March 31, 2026, the fair value of the outstanding 2025 July Unsecured SPA Notes, was approximately $22.8 million compared to $26.8 million as of December 31, 2025.
During the three months ended March 31, 2026, the Company received no net cash proceeds, after original issue discounts, in exchange for the issuance of 2025 July Unsecured SPA Notes. During the same period, the Company converted debt with a principal amount of $8.4 million into 31,088,473 shares of Class A Common Stock. The conversion of 2025 July Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $3.2 million. For the three months ended March 31, 2026, the Company recognized a loss of $2.5 million from the fair value remeasurement of 2025 July Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
There were no transactions involving 2025 July Unsecured SPA Notes during the three months ended March 31, 2025 as the 2025 July Unsecured SPA Notes had not yet been issued.
2025 Convertible Note - AIXC
On April 28, 2025, AIXC entered into a Secured Convertible Note (the “2025 Convertible Note - AIXC”) with Alpha

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
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
On June 4, 2025, prior to the acquisition, AIXC repaid approximately $0.1 million in principal at the request of Alpha. AIXC repaid the remaining outstanding balance of $0.1 million at maturity, on January 28, 2026. During the three months ended March 31, 2026, AIXC recognized an immaterial gain from the fair value remeasurement of the 2025 Convertible Note - AIXC. No balance remained outstanding as of March 31, 2026.
9.Related Party Transactions
The Company has entered into notes payable agreements with related parties. The Company receives funding through notes payable from various parties, including related parties. These related parties include employees, affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s CEO, Mr. Yueting Jia. The tables below summarize the related party note payable agreements as of March 31, 2026 and December 31, 2025, providing details on contractual maturity dates, contractual interest rates, and net carrying values.

	March 31, 2026
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Notes Payable — China	December 2028	—%	$3,682
Notes Payable on Demand — China	Due on Demand	—%	435
Other Notes	Due on Demand	12.0%	75
			$4,192

Related party notes payable, current			$1,510
Related party notes payable, long-term			$2,682

	December 31, 2025
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Notes Payable — China	April 2027	18.0% (1)	3,775
Notes Payable on Demand — China	Due on Demand	—%	429
Other Notes	Due on Demand	12.0%	75
			$4,279

Related party notes payable, current			$3,507
Related party notes payable, long-term			$772
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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Roll Forward of Related Party Debt by Transaction Type
The following table presents a roll forward of the Company’s notes payable balances from December 31, 2025 to March 31, 2026 with related parties. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Related Party Debt
(in thousands)	Notes Payable — China	Notes Payable on Demand — China	Other Notes	Total
Balance as of December 31, 2025 (a)	$3,775	$429	$75	$4,279
Repayment of Debt (b)	(145)	—	—	(145)
Other Adjustments (c)	52	6	—	58
Balance as of March 31, 2026 (d)	$3,682	$435	$75	$4,192

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2025.
(b) Cash repayments of principal amounts during the period.
(c) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(d) The carrying value for each note category, fair value or amortized cost depending on the election, as of March 31, 2026.

The following table presents a roll forward of the Company’s Related party notes payable balances from December 31, 2024 to March 31, 2025. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Related Party Debt
(in thousands)	March 2025 Unsecured SPA Notes	Unsecured SPA Notes	Notes Payable — China	Notes Payable on Demand — China	Convertible FFGP Note	FFGP Note	Other Notes	Total
Balance as of December 31, 2024 (a)	$—	$1,364	$4,382	$417	$250	$1,576	$75	$8,064
New Issuances (b)	152	470	—	—	—	—	—	622
Repayment of Debt, including periodic interest on debt carried at fair value (c)	—	—	(124)	—	—	—	—	(124)
Conversion of Debt to Equity (d)	—	(727)	—	—	—	—	—	(727)
Fair Value Adjustments of Debt (e)	(9)	(656)	—	—	—	—	—	(665)
Other Adjustments (f)	—	—	(43)	(4)	—	—	—	(47)
Balance as of March 31, 2025 (g)	$143	$451	$4,215	$413	$250	$1,576	$75	$7,123

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2023".
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $1,252 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Cash repayments of principal amount and periodic interest, where fair value option is elected, during the period.
(d) Fair value of debt converted into equity during the period.
(e) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' in the Unaudited Condensed Consolidated Statements of Operations. Line item 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' also includes debt issuance costs of $75 thousand, which are separately identifiable from the fair value adjustments noted above

(f) Miscellaneous changes not captured in other columns, such as currency adjustments.
(g) The carrying value for each note category, fair value or amortized cost depending on the election, as of March 31, 2025.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of Related party notes payable as of March 31, 2026, are as follows:

(in thousands)
Years Ending December 31,	Amount
Due on demand	$510
2026	783
2027	1,160
2028	1,739
$4,192
The Company has entered into various financing arrangements with related parties, categorized as follows: (i) Unsecured Convertible Notes; (ii) 2025 March Unsecured SPA Notes; (iii) Notes Payable — China; (iv) Notes Payable on Demand — China; (v) FFGP Note; and (vii) Convertible FFGP Note.
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
There were no related party Unsecured Convertible Notes outstanding as of March 31, 2026 and December 31, 2025.
There was no activity related to the related party Unsecured Convertible Notes during the three months ended March 31, 2026.
During the three months ended March 31, 2025, the Company recognized a gain of $0.7 million from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
2025 March Unsecured SPA Notes
Investors in the 2025 March Unsecured SPA Notes include related parties. (For information on the terms of these notes, see Note 8, Notes Payable
Summary of Activity
There were no outstanding 2025 March Unsecured SPA Notes to related party investors as of March 31, 2026 or

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2025.
There was no activity related to the related party 2025 March Unsecured SPA Notes during the three months ended March 31, 2026.
During the three months ended March 31, 2025, the Company received net cash proceeds of $0.4 million, after original issue discounts, in exchange for the issuance of 2025 March Unsecured SPA Notes to related party investors. During the same period, the Company recognized an immaterial gain from the fair value remeasurement of Secured SPA Notes under ASC 825, which was recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Notes Payable — China
The Company has outstanding debt payable to Leshi Small Loan Co., Ltd. (“Chongqing”), a related party, also known as “Notes Payable — China.” In 2022, Chongqing agreed to modify the debt agreement to provide for a discounted principal amount and extended repayment schedule. Under the 2022 agreement, in the event of a default at maturity, all accrued interest and penalties since inception of the original agreement would revert to Chongqing and the discounted principal balance would return to the full unpaid amount. The Company defaulted on the repayment schedule in December 2023. In December 2024, the Company entered into supplementary agreements with Chongqing, which were accounted for as a troubled debt restructuring under ASC 470-60 and retained the reversion provision for any subsequent default. The agreements maintained an 18.0% stated interest rate for the debt and established a payment plan for periodic principal payments, with a final payment due April 30, 2027.
In March 2026, the Company entered into a second supplementary agreement with Chongqing to further restructure the remaining balance of approximately $3.7 million at the time of restructuring. The restructured amount is payable in twelve quarterly installments through December 2028. In connection with this agreement, Chongqing irrevocably waived its right to all amounts in excess of the remaining payable balance, including previously accrued interest, penalties, and related charges, and the reversion provision was eliminated. In the event of a payment default under the revised schedule, the agreement provides for liquidated damages at the prevailing one-year Loan Prime Rate on any unpaid amounts until paid in full. As a result, during the three months ended March 31, 2026, the Company derecognized approximately $20.2 million of accrued interest and penalties previously recognized following the 2023 default and recorded a corresponding increase to additional paid-in capital, consistent with the related party guidance in ASC 470-50-40-2. Following the March 2026 restructuring, the Notes Payable — China balance reflects only the remaining scheduled installment payments.
Summary of Activity
As of March 31, 2026, the principal value of this note payable was $3.7 million, compared to $3.8 million as of December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company had accrued but unpaid interest and penalties of zero and $19.9 million, respectively, recorded in Related party accrued interest on the Unaudited Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2026, and 2025, the Company continued to make payments under the Supplemental Agreements described above, repaying $0.1 million and $0.1 million, respectively, of the restructured principal balance. During the three months ended March 31, 2025, principal repayments resulted in a proportionate reduction of accrued interest and penalties owed to Chongqing, and the Company recognized a gain of $0.7 million in additional paid-in capital reflecting the related party nature of the transaction.
Notes Payable on Demand — China
The Company's notes payable with investors based in China (“Notes Payable on Demand — China”) bear a zero percent interest rate. The outstanding balance as of March 31, 2026 and December 31, 2025, was $0.4 million and $0.4 million, respectively.
FFGP Note
In November 2023 and January 2024, the Company issued unsecured promissory notes to FFGP Investment Holding I, LLC (“FFGP”), a related party, in an aggregate principal amount of $1.6 million. These notes, referred to as the “FFGP Note”, were due three months from their respective dates of issuance and accrued interest at either 4.27% or 5.27%.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
FFGP fully waived its enforcement rights and remedies under the loan agreement with respect to the outstanding principal balance until final settlement. During the year ended December 31, 2025, the Company repaid 1.6 million. The carrying values of the FFGP Note were zero as of March 31, 2026 and December 31, 2025.
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
FFGP fully waived its enforcement rights and remedies under the loan agreement with respect to the outstanding principal balance until final settlement. During the year ended December 31, 2025, the Company repaid $0.3 million. The carrying value of the Convertible FFGP Note was zero as of March 31, 2026 and December 31, 2025.
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
FF Global Transactions and Consulting Services
FF Global Partners LLC (“FFGP”) is an affiliate of the Company’s founder and CEO, Mr. Yueting Jia, and has historically exerted significant influence over the Company’s governance. The Company entered into a Consulting Services Agreement with FFGP effective February 1, 2023, under which FFGP provided strategic and operational advisory services for a monthly fee of $200,000. The agreement automatically renewed on March 6, 2024, for an additional 12-month term and permitted reimbursement of certain documented out-of-pocket expenses, subject to specified limits. The Company terminated the agreement effective March 23, 2025, in connection with entering into a new consulting arrangement with FFGP.
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
For the three months ended March 31, 2026, the Company paid approximately $0.7 million to FFGP. As of March 31, 2026 and December 31, 2025 the Company recorded a related party liability within accounts payable of $0.2 million and $0.1 million, respectively, related to consulting services provided by FFGP.
In early 2023, FFGP submitted a reimbursement request for approximately $6.5 million of legal expenses related to governance matters. The Board did not approve the request, and accordingly no liability has been recorded. The matter remains unresolved as of March 31, 2026. The new consulting agreement did not modify, settle, or otherwise address this prior reimbursement claim.
Advertising Services Payable to Leshi Information Technology Co., Ltd
The Company has recorded a related party payable to Leshi Information Technology Co., Ltd. within Related party accrued expenses and other current liabilities in the amount of $8.8 million and $8.5 million, respectively as of March 31, 2026 and December 31, 2025, in connection with advertising services provided to the Company in prior years. Leshi Information Technology Co., Ltd. is affiliated with LeTV, a Shanghai Stock Exchange-listed public company founded and controlled by Mr. Yueting Jia, the Company’s founder and CEO. Activity related to this payable during the three months ended March 31, 2026 consisted of $0.1 million in accrued interest and penalties. The remaining change in the balance is attributable to foreign currency translation.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Research and Developments Services Payable to Lerongzhixin Electronic Technology (Tianjin) Co., Ltd.
The Company has recorded a related-party payable to Lerongzhixin Electronic Technology (Tianjin) Co., Ltd. (“Lerongzhixin”) within Related party accrued expenses and other current liabilities in the amount of $3.2 million and $3.1 million, respectively, as of March 31, 2026 and December 31, 2025, in connection with technology-transfer and R&D services provided to the Company’s subsidiary LeAutolink Intelligent Technology (Beijing) Co., Ltd. (“LeAutolink”) under a Technology Transfer Agreement. Under this agreement, Lerongzhixin provided technical know-how and deliverables covering product and circuit design, software and databases, test/inspection reports and experimental data, prototypes and tooling, and related documentation and patents. Lerongzhixin and LeAutolink are entities affiliated with Mr. Yueting Jia and are therefore presented as related parties. There was no activity related to this payable during the three months ended March 31, 2026, other than changes attributable to foreign currency translation.
Grow Fandor
The Company entered into several related party transactions with Grow Fandor Inc. (“Grow Fandor”). Grow Fandor is considered a related party because it is significantly influenced by Mr. Yueting Jia, the Company’s CEO, who has a financial and operational interest in the entity. Grow Fandor was co-founded by Mr. Jia and Mr. Jerry Wang, who currently serves as Global President of the Company and is a significant shareholder in Grow Fandor. Below is a summary of the Company’s transactions with Grow Fandor and the related accounting treatment:

•Promissory Note: In September 2024, the Company executed a promissory note with Grow Fandor in the principal amount of $75,000. This note has been classified as “Other Notes” in table above that the summarizes the related party note payable agreements as of March 31, 2026.
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
•Trademark License Agreement: In October 2024, the Company and Grow Fandor executed the Trademark License Agreement, granting Grow Fandor exclusive rights to use the FF and FX brands during the contract term. In exchange Grow Fandor will pay to the Company: (1) a royalty fee, payable quarterly, calculated as the greater of: (a) 50% of the annual net profit from FF and FX ecosystem products, and (b) 5% of net sales revenue from all relevant brand ecosystem products; and (2) a $250,000 annual base license fee. The initial license fee was paid in cash and recorded as a capital contribution due to the related party nature of the arrangement and Mr. Yueting Jia's public statements that the relationship is intended to provide incremental capital to the Company. Subsequent annual fees are payable within 30 days following each contract year. In 2025, such license fee was settled in kind in exchange for marketing materials. As of March 31, 2026 and December 31, 2025, the Company recorded a related party receivable of $0.3 million for the license fee due and a corresponding liability within accounts payable of $0.3 million, for the marketing materials received.
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
X-Butler Transactions
For the three months ended March 31, 2026, X-Butler, a related party because it is affiliated with Mr. Yueting Jia, the Company’s founder and Global Chief Executive Officer, provided business development and event-related services to the Company and its executives, including services relating to corporate and investor events. The Company paid $35 thousand to X-Butler for such services during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the Company recorded balances of approximately $0.2 million and $0.1 million, respectively, within Related party accrued expenses and other current liabilities.
Transactions with AIXC and Affiliates

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Management Consultant Arrangement
Yueting Jia provides management consulting services to AIXC. The Company paid $0.4 million to Mr. Jia for such services during the three months ended March 31, 2026. As of March 31, 2026, the Company recorded a balance of approximately $0.3 million within related-party accrued expenses and other current liabilities.
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
Gold King Arthur Holding Limited Arrangement
On January 30, 2026, AIXC entered into an entrusted investment arrangement with Gold King Arthur Holding Limited (“GKA”), pursuant to which AIXC engaged GKA to act as fiduciary to acquire, hold, manage, tokenize, monetize and dispose of securities of the Company for the benefit of AIXC. In connection with the arrangement, GKA entered into a Securities Purchase Agreement (the “SPA”) with the Company to purchase $10.0 million of the Company’s Class A common stock. The arrangement provided that AIXC would fund the investment principal and GKA would manage the investment and related activities in accordance with AIXC’s instructions. Under the arrangement, GKA was entitled to receive a one-time management fee equal to 1% of the investment principal funded by AIXC, which had not been paid as of March 31, 2026.
As of March 31, 2026, AIXC had transferred $10.0 million to the Company in accordance with the arrangement; however, the Company had not issued the underlying shares or other securities to GKA as of such date. Accordingly, the transfer represented, in substance, a transfer of cash within the consolidated group pending issuance of the Company’s securities to GKA, and the related deposit balance recorded by AIXC was eliminated in consolidation. No Company shares had been delivered to GKA as of March 31, 2026, and GKA had not obtained shareholder rights with respect to such securities as of that date.
The SPA provides that the Company would reimburse GKA for up to $0.1 million of bona fide, reasonable and documented out-of-pocket costs and expenses incurred in connection with the structuring, documentation, negotiation and closing of the transactions contemplated by the agreement. During the three months ended March 31, 2026, the Company paid $0.1 million to GKA for transaction expenses in connection with the SPA.
Subsequent to March 31, 2026, AIXC, GKA and GKA’s shareholder amended the entrusted investment arrangement, including to expand the scope of FFAI securities that may be acquired or held by GKA. On April 10, 2026, the Company entered into a $2.0 million unsecured loan agreement with GKA, bearing interest at 10% per annum and maturing one year from the advancement date, with a conversion right into securities of the Company. On April 14, 2026, the Company and GKA amended and restated the previously disclosed securities purchase agreement to increase the total investment amount from $10.0 million to $12.0 million, consisting of Class A common stock and newly designated Series C Convertible Preferred Stock. The Company received $12.0 million in gross proceeds before offering expenses before issuance of these unaudited condensed consolidated financial statements.
10.Other Financing Liabilities
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
Summary of Collateralized Loan Activity
As of March 31, 2026 and December 31, 2025, the carrying value of the Collateralized Loan was $3.4 million and $3.6 million, respectively. Of these amounts $1.0 million and $0.9 million, respectively, were included in Other financing liabilities,

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
current portion and $2.4 million and $2.7 million, respectively, were included in Other financing liabilities, long term portion in the Unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2026 and 2025, the Company repaid $0.2 million and $0.2 million, respectively, of Collateralized Loan principal. Interest expense for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.3 million, respectively.
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
As of March 31, 2026 and December 31, 2025, the Company had a building improvement balance of $12.0 million and $12.0 million, respectively, within Property, plant and equipment, net, reflecting amounts funded through the tenant improvement allowance. The repayment of the tenant improvement allowance are included in the scheduled financing obligation payments.
For the quarters ended March 31, 2026 and 2025, the Company recorded interest expense of $0.8 million and $0.7 million, respectively. The liability associated with these amounts is included in other financing liabilities, long term portion in the Unaudited Condensed Consolidated Balance Sheets.
The financial liability as of March 31, 2026 and December 31, 2025 was $45.3 million and $44.2 million, respectively.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
The future scheduled principal maturities of financing obligations as of March 31, 2026 are as follows:

(in thousands)
Years Ending December 31,	Amount
2026 (9 months remaining)	$730
2027	1,189
2028	60,455
$62,374
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
The Company’s lease arrangements primarily consist of corporate office, warehouse, store, and vehicle lease agreements. The leases expire on various dates through 2032.
As part of the Company’s plan to expand its operations within the U.A.E., the Company signed a lease on May 01, 2025 with Ras Al Khaimah Economic Zone Authority (“RAKEZ”) to rent a warehouse with 10,000 square meters total rentable surface for 5 years and an annual lease payment of AED 3,800,000. Additionally, the Company has a $0.5 million deposit for a future lease expected to commence in 2026 with Master Investment Group (MIG). MIG is also the holder of the July 2025 Unsecured Notes and the Junior Senior Secured Notes, which had a combined fair value of $1.9 million as of March 31, 2026.
New U.S. Headquarters
On February 12, 2026, the Company executed a new lease agreement in El Segundo, California which will replace the Gardena lease. The El Segundo location has a total of 99,209 square feet. The initial lease term is 72 months. During the quarter ended March 31, 2026, the Company recorded $10.9 million in right-of-use asset related to this lease.
Sublease
In June 2025, the Company entered into a sublease arrangement with Grow Fandor, a related party, whereby Grow Fandor leases 3,000 square feet of office space at the Gardena Corporate Office location for ten months. The area subleased constitutes roughly 2% of the overall rentable space at the Gardena location. The monthly base rent is insignificant and is recorded as other income. As of March 31, 2026, Grow Fandor has vacated the premises and the Company is in negotiations to resolve the outstanding balance.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Short Term Leases
As of March 31, 2026, the Company’s short-term leases consist mainly of offices in Beijing and Zhuhai, China. Lease terms do not exceed twelve months. short-term lease obligations are included in accrued expenses and other current liabilities on our Unaudited Condensed Consolidated Balance Sheets.
12.Commitments and Contingencies
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
Legal Proceedings Against the Company
As of March 31, 2026 and December 31, 2025, the Company had accrued legal contingencies of $2.9 million and $3.2 million, respectively, recorded within Accrued expenses and other current liabilities and Accounts payable for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable.
Class and Derivative Actions
Zhou v. Faraday Future Intelligent Electric Inc. f/k/a Property Solutions Acquisition Corp. et al., Case No. 2:21-cv-009914 (U.S. District Court – Central District of California).
On December 23, 2021, a putative class action lawsuit alleging violations of the Exchange Act was filed in the United States District Court, Central District of California, against the Company and its former Chief Executive Officer and Chief Financial Officer, and its then-Chief Product and User Ecosystem Officer (the Company’s current CEO; On May 6, 2022, the appointed lead plaintiffs in the Zhou putative class action filed an amended complaint alleging violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act, Sections 11 and 15 of the Securities Act, and related “control” person claims for secondary liability under those statutes, seeking unspecified damages. Following motion to dismiss briefing and the subsequent court-ordered dismissal of several of the plaintiffs’ claims, answers were filed and the parties agreed to participate in mediation. On April 27, 2023, the court granted the parties’ joint motion for a temporary stay pending mediation. The parties thereafter participated in a private mediation on June 29, 2023. After further discussions and negotiations, the parties reached an agreement-in-principle to settle the Zhou putative class action. Although denying all allegations, the Company nevertheless agreed to settle the Zhou putative class action for a non-reversionary cash payment of $7.5 million to be funded entirely by the Company’s insurers for the benefit of the settlement class, in exchange for the release of all claims that were or could have been asserted against the Company. The court thereafter granted preliminary approval of the settlement on November 7, 2023, and scheduled a hearing for final approval of the settlement to take place on March 18, 2024. On January 23, 2024, the ostensible lead plaintiff in the Consolidated Delaware Class Action discussed below, filed an Objection to final approval of the settlement (the “Objection”) to which the Company and the other defendants responded on March 11, 2024. On March 18, 2024, the court overruled the Objection in its entirety and entered an Order finally approving the Zhou putative class action settlement.
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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
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
The Consolidated Delaware Class Action
On June 14, 2022, a verified stockholder class action complaint was filed in the Delaware Court of Chancery against, among others, the Company, its former Global CEO and CFO, and its then-Chief Product and User Ecosystem Officer, who currently serves as the Company’s CEO, alleging breaches of fiduciary duties (the “Yun Class Action”). On September 21, 2022, a second verified stockholder class action complaint was filed in the Delaware Court of Chancery against, among others, the Company, the Company’s then-serving CEOs and independent directors of PSAC, and certain third-party advisors to PSAC, alleging breaches of fiduciary duties, among other things (the “Cleveland Class Action”). The Yun Class Action and Cleveland Class Action subsequently were consolidated (the “Consolidated Delaware Class Action”). On May 24, 2024, the defendants in the Consolidated Delaware Class Action filed a motion for summary judgment based upon a court-approved settlement agreement in the Zhou putative class action in California on the grounds that, among other things, the releases in the Zhou settlement barred the claims in the Consolidated Delaware Class Action. On February 10, 2025, the Delaware Court of Chancery granted summary judgment and dismissed the Consolidated Delaware Class Action in its entirety, with prejudice.
Legal Proceedings Initiated by the Company
The Company has determined there to be financial exposure related to an ongoing legal matter, primarily arising from the bankruptcy of a key supplier. The exposure involves previously recorded deposits and tooling equipment, which have since become subject to legal contingency considerations due to the supplier’s insolvency.
The Company initially recorded $1.93 million in deposits and $12.9 million in tooling equipment in connection with its contractual relationship with a primary supplier. These amounts were originally recognized as a deposit paid for goods and services and tooling received, respectively, and continue to be reflected in their originally recorded accounts on the Unaudited Condensed Consolidated Balance Sheets. However, following the primary supplier’s bankruptcy filing, these balances were identified as at risk, creating potential financial exposure for the Company. In 2024, the Company wrote-off $1.45 million of deposits. Additionally, the Company accrued $1.29 million for estimated payments to maintain access to its tooling located at vendors of the key supplier (the “secondary suppliers”). In 2025, there were no additional write-offs regarding this legal matter.
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
Legal Action Against Tesca USA and Tesca ABC

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
On March 6, 2025, Faraday&Future Inc. (“Faraday” or the “Company”) filed a demand for arbitration against Tesca USA, Inc. and Tesca ABC, LLC alleging the breach of an Engineering Services Agreement (“ESA”) between Tesca USA and Faraday&Future Inc., under which Tesca USA was obligated to produce certain items related to automobile seating assembly and frame production. Pursuant to the ESA, Faraday paid Tesca USA approximately $36.0 million for certain parts, tooling, engineering design and development, and other items. According to a Verified Petition Regarding Assignment for the Benefit of Creditors filed in May 2024, Tesca USA, after failing to deliver any of these products or services to Faraday, assigned all its assets to Tesca ABC, a Delaware series limited liability company. At a creditors' meeting in late March 2026, the court-appointed administrator informed the creditors and their representatives that it anticipates a dividend of between 1% and 2.5% of the submitted claims. This would amount to a sum of approximately CHF5,800 to CHF14,000 in Faraday's case (assuming Faraday’s claims are deemed admissible, which the administrator will determine in the quarter ending June 30, 2026), which does not substantially exceed the legal fees that would need to be incurred by the Company to recover such an amount. Because it does not appear to be financially worthwhile to pursue the matter actively, the Company is no longer pursuing this claim.
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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
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
In February 2024, the Company initiated a lawsuit against Draexlmaier Automotive Technologies of America LLC (“Draexlmaier”) for breach of contract, seeking $3.2 million in damages plus legal costs incurred. The dispute involves two Purchase Orders placed by the Company with Draexlmaier in September 2021 for the development and tooling of FF 91 vehicle consoles. The parties’ agreement included a clause allowing Faraday to terminate the Purchase Orders at any time, with the understanding that Draexlmaier would promptly refund any advanced payments for undelivered items or unperformed work. Faraday met its financial obligations under the agreement and in March 2022, terminated the agreement prior to the start of tooling fabrication and requested a refund of $3.2 million for the undelivered work, which Draexlmaier refund failed to remit. Faraday thereafter issued a final demand for this refund in August 2023, and subsequently initiated its lawsuit against Draexlmaier. In May 2024, Draexlmaier filed an Answer and Counterclaim alleging fraudulent inducement, breach of contract, violations of South Carolina’s Unfair Trade Practices Act, and unjust enrichment, and seeking $5.0 million in damages for breach of contract, as well as unspecified actual, consequential, punitive, and treble damages, and attorneys’ fees and costs. The Company disputes Draexlmaier’s claims and stated its intention to vigorously defend the action. In June 2025, the court granted each party’s motions to dismiss with respect to the other party’s unjust enrichment claim, but otherwise denied both motions. On February 9, 2026, the parties attended a mediation in Greenville, South Carolina, which ultimately led to a settlement agreement on April 7, 2026, for $0.5 million.
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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
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
In May 2025, Costamp Group, as assignee of Vantage Cast Europe, s.r.l. (“Vantage”), filed a lawsuit against the Company, alleging the non-payment of the estimated sum of €2.8 million. Plaintiff alleges that in or about March 2022, Faraday contracted with Vantage to supply automotive component parts pursuant to Faraday's unique specifications. In or about May 2022, Vantage, in reliance on the contract with Faraday, contracted with Costamp Group (a subsidiary of Plaintiff) to supply automotive component parts to Vantage. The claim alleges that Vantage and Costamp Group fully complied with their obligations in manufacturing automotive component parts pursuant to Faraday's specifications and that Vantage sent Faraday invoices and Faraday accepted and paid for its initial orders, but has since refused to accept delivery of the specially manufactured automotive components. The parties have settled their dispute for $1.6 million.
In April 2026, JVIS-USA, LLC filed a lawsuit against the Company, alleging the non-payment of the estimated sum of $1.1 million. Plaintiff alleges that the Company contracted with Plaintiff to produce tooling and provide goods and services. Upon conclusion of the parties’ business relationship, Plaintiff alleges that the Company agreed to pay monthly storage fees to hold the tooling until the Company arranged for its disposition at a set storage rate for certain months in 2025. Once a portion of the tooling was removed, Plaintiff alleges that the parties agreed upon a reduced storage rate beginning in July 2025. Plaintiff alleges that the Company has not paid all of the storage fees due and owing and has not removed certain tooling items at Plaintiff’s facilities. Given the early stages of the proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
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
Special Committee Investigation
As previously disclosed, the Board established a special committee of independent directors (“Special Committee”) to investigate allegations of inaccurate Company disclosures, including those made in an October 2021 short seller report and whistleblower allegations, which resulted in the Company being unable to timely file its third quarter 2021 Quarterly Report on Form 10-Q, Annual Report on Form 10-K for the year ended December 31, 2021, first quarter 2022 Quarterly Report on Form 10-Q and amended Registration Statement on Form S-1 (File No. 333-258993).
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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
13.Stockholders’ Equity
The number of authorized, issued and outstanding stock, were as follows:

	March 31, 2026
	Authorized Shares	Issued Shares
Preferred Stock	12,087,265	—
Series B Preferred Stock	12,000,000	6,128,378
Class A Common Stock	307,855,751	282,409,695
Class B Common Stock	4,429,688	6,667
	336,372,704	288,544,740

	December 31, 2025
	Authorized Shares	Issued Shares
Preferred Stock	5,931,000	1
Series B Preferred Stock	12,000,000	7,184,760
Class A Common Stock	228,041,297	199,130,727
Class B Common Stock	4,429,688	6,667
	250,401,985	206,322,155
Amendments to the Company’s Certificate of Incorporation
The Company has amended its Certificate of Incorporation multiple times since the Business Combination. The most recent amendment increased the number of shares of Preferred Stock that may be issued to 24,087,265. The Preferred Stock shall have such designations, rights and preferences as may be determined from time to time by the Board. The Board is empowered, without stockholder approval, to issue the Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock; provided that any issuance of preferred stock with more than one vote per share will require the prior approval of the holders of a majority of the outstanding shares of Class B Common Stock.
Increase in Authorized Shares, Reverse Stock Split, Adjustments to Share Reserves (July/August 2024)
At the annual meeting of the Company’s stockholders held on July 31, 2024, the Company’s stockholders approved an increase in the authorized shares of Common Stock from 11,582,813 to 104,245,313, increasing the total number of authorized shares of the Common Stock and preferred stock from 12,582,813 to 114,245,313. On August 1, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the office of the Secretary of State of the State of Delaware (the “Delaware SOS”) to effect such increase.
Also at the annual meeting of the Company’s stockholders held on July 31, 2024, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, to effect the reverse stock split of the outstanding Common Stock by a ratio of between 1-for-2 and 1-for-40, with such ratio to be determined in the discretion of the Board and with such action to be effected at such time and date, if at all, as determined by the Board within one year after the conclusion of the annual meeting, and a corresponding reduction in the total number of shares of Common Stock the Company is authorized to issue. The Board subsequently approved the implementation of the 1-for-40 stock split ratio (the “Third Reverse Stock Split”), and the Company filed an amendment (the “Fourth Certificate of Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation with the Delaware SOS to effect the Third Reverse Stock Split and to set the number of authorized shares of Common Stock to 104,245,313. Pursuant to the Fourth Certificate of Amendment, effective after market close on August 16, 2024 (the “Effective Time”), every 40 shares of the issued and outstanding Common Stock were automatically converted into one share of Common Stock, without any change in par value per share, and the number of authorized shares of Common Stock were reduced to 104,245,313.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
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
Increase in Authorized Shares (March 2025)
At the special meeting of the Company’s stockholders held on March 7, 2025, the Company’s stockholders approved an increase in the authorized shares of Common Stock from 104,245,313 to 129,245,313, increasing the total number of authorized shares of the Common Stock and preferred stock from 114,245,313 to 139,245,313. On March 10, 2025, the Company filed a Fifth Certificate of Amendment (the “Fifth Certificate of Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation with the Delaware SOS to effect such increase.
Increase in Authorized Shares (May 2025)
On May 29, 2025, the Company filed a Seventh Certificate of Amendment to its Third Amended and Restated Certificate of Incorporation with the Delaware SOS. This amendment was adopted in accordance with Section 242 of the Delaware General Corporation Law, following stockholder approval at the special meeting held on May 24, 2025.
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
Increase in Authorized Shares (September 2025)
On September 23, 2025, the Company filed an amendment to the Third Amended and Restated Certificate of Incorporation with the Delaware SOS to effect (i) an increase in the number of authorized shares of common stock from 167,245,313 to 232,470,985 shares, and (ii) an increase in the number of authorized shares of preferred stock, from 12,900,000 to 17,931,000 shares.
Increase in Authorized Shares (February 2026)
On February 18, 2026, the Company filed an amendment to the Third Amended and Restated Certificate of Incorporation with the Delaware SOS to effect (i) an increase in the number of authorized shares of common stock, par value $0.0001 per share, from 232,470,985 to 312,285,439 shares, and (ii) an increase in the number of authorized shares of preferred stock, par value $0.0001 per share, from 17,931,000 to 24,087,265 shares, increasing the total number of authorized shares of Common Stock and Preferred Stock from 250,401,985 shares to 336,372,704 shares.
Preferred Stock

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Series A Preferred Stock
On January 28, 2025, in connection with a purchase agreement entered into with Mr. Aydt, the Company’s then Global Co-CEO, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A COD”) with the Delaware SOS. The Series A COD designated one share of the Company’s Preferred Stock as Series A preferred stock, par value $0.0001 per share (the “Series A Preferred”) and established the preferences, rights and limitations thereof. The closing of the sale and purchase of the shares of the Series A Preferred was completed on January 28, 2025 for a purchase price of $100.00.
The Series A Preferred was redeemed on March 7, 2025, for a redemption price of $100.00, following the annual meeting of stockholders.
On April 17, 2025, in connection with a purchase agreement entered into with Mr. Aydt, the Company’s then Global Co-CEO, the Company filed the Series A COD with the Delaware SOS. The Series A COD designated one share of the Company’s Preferred Stock, par value $0.0001 per share and established the preferences, rights and limitations thereof. The closing of the sale and purchase of the shares of the Preferred was completed on April 17, 2025 for a purchase price of $100.00.
The Series A Preferred Stock was redeemed on May 28, 2025, for a redemption price of $100.00, following the annual meeting of stockholders. On May 29, 2025, the Company filed a Certificate of Elimination with the Delaware SOS to cancel the designation of the Series A Preferred.
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
On August 6, 2025, in connection with a purchase agreement entered into with Mr. Aydt, the Company’s then Global Co-CEO, the Company filed a COD of Series A Preferred Stock with the Delaware SOS. The Series A COD designates one share of the Company’s preferred stock as Series A Preferred Stock, and establishes and designates the preferences, rights and limitations thereof. The closing of the sale and purchase of the share of Series A Preferred Stock was completed on August 6, 2025 for a purchase price of $100.00.
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
On February 18, 2026, the Company filed a Certificate of Elimination with the Delaware SOS with respect to the Company’s Series A Preferred Stock, following the automatic redemption of all outstanding shares of FFAI Series A Preferred Stock after the conclusion of the Company’s Special Meeting. The Certificate of Elimination cancelled the previous designation of one share of FFAI Series A Preferred Stock from the Charter.
Series B Preferred Stock
On April 3, 2025, in connection with the initial closing under the 2025 March Unsecured SPA, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (the “Series B COD”) with the Delaware SOS, as amended on April 9, 2025. The Series B COD authorized 9,000,000 shares of the Company’s preferred stock

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
as Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), and established the preferences, rights, and limitations thereof.
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
During the three months ended March 31, 2026 — there were no shares of Series B Preferred Stock issued in connection with 2025 March Unsecured SPA Notes and 2025 July Unsecured SPA Notes. During the same period 1,056,382 shares were cancelled upon conversion of 2025 March Unsecured SPA Notes with an aggregate principal amount of $10.1 million.
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
Warrants
FFAI Warrants
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of March 31, 2026 were as follows:

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

	Number of Warrants	Exercise Price	Expiration Date
Ares Warrants⁽¹⁾	5,776,657	$1.16	August 5, 2027
SPA Warrants⁽¹⁾	5,415	(a) $0.24 or(b) $1.16 or (c) $8,568.00	Various through March 2, 2033
Junior SPA Warrants⁽¹⁾	524,810	$1.02	Various through September 30, 2029
2024 Unsecured SPA Warrants⁽¹⁾	6,185,791	$1.05	Various through January 21, 2030
2025 March Unsecured SPA Warrants(2)	9,047,744	(a) $1.05 or (b) $1.46	Various through March 31, 2031
2025 July Unsecured SPA Warrants⁽¹⁾	4,142,857	$2.02	August 22, 2030
Public Warrants⁽¹⁾	2,453	$110,400.00	July 21, 2026
Private Warrants⁽¹⁾	12	$110,400.00	July 21, 2026
	25,685,739

1	Classified as equity.
2	Of the total 2025 March Unsecured SPA Warrants, 6,998,564 warrants were liability classified, pending formal closing and are measured at fair value. See Note 15 — Fair Value of Financial Instruments.
The number of outstanding warrants to purchase the Company’s Class A Common Stock as of December 31, 2025 were as follows:

		Number of Warrants	Exercise Price	Expiration Date
Public Warrants(1)		2,453	$110,400.00	July 21, 2026
Private Warrants(1)		12	$110,400.00	July 21, 2026
SPA Warrants(1)		5,259	$1.16	Various through November 25, 2032
Junior Secured SPA Warrants(1)		524,810	$1.16	Various through September 30, 2029
2024 Unsecured SPA Warrants(1)		6,185,791	$1.22	Various through January 21, 2030
2025 March Unsecured SPA Warrants(2)		5,178,828	(a) $1.39 or (b) $1.46	Various through December 31, 2030
2025 July Unsecured SPA Warrants(1)		4,142,857	$2.02	August 22, 2030
Ares warrants(1)		5,776,657	$1.16	August 5, 2027
		21,816,667

1	Classified as equity.
2	Of the total 2025 March Unsecured SPA Warrants, 3,129,648 warrants were liability classified, pending formal closing and are measured at fair value. See Note 15 — Fair Value of Financial Instruments.
Ratchet Anti-dilution Price Protection
The above Ares warrants and SPA Portfolio Note warrants contain full ratchet anti-dilution price protection that requires the exercise price to be adjusted if the Company sells shares of Common Stock below the current exercise price.
During the three months ended March 31, 2026, conversions of certain convertible notes constituted Dilutive Issuances under the anti-dilution provisions of the Company’s outstanding SPA Portfolio warrants. As a result, the exercise prices of Junior Secured, 2024 Unsecured and 2025 March Unsecured SPA warrants were reduced to their respective minimum exercise price floors of $1.02 or $1.05 per share. The SPA Warrants do not contain a minimum exercise price floor. During the three months ended March 31, 2026, conversions of certain convertible notes at prices below the then-current exercise prices constituted dilutive issuances under the anti-dilution provisions of these warrants. As a result, the exercise prices of warrants issued prior to the instruments whose conversions constituted a dilutive issuance were reduced to $0.24 per share, while warrants issued thereafter were not subject to adjustment. The July 2025 Unsecured SPA warrants were not affected, as the triggering conversions are excluded from the anti-dilution provisions under the terms of those warrants.
AIXC Warrants
As a result of the business acquisition of AIXC, as described in Note 3 Goodwill Associated with Business Acquisition, the Company consolidates AIXC warrants, and the number of outstanding warrants to purchase AIXC’s Class A Common

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Stock as of March 31, 2026 was as follows:

	Number of Warrants	Exercise Price	Expiration Date
Preferred Warrants - AIXC(1)	107	$1,270.25	Various through 2027
Other Warrants - AIXC(1)	72,004	(a) $5.82 or (b) $6.50	Various in 2028-2029
2024 Pre-funded Warrants - AIXC(2)	51,199	$0.05	Indefinite
2024 Placement Agent Warrants - AIXC(2)	16,019	$7.80	September 2029
2025 Placement Agent Warrants - AIXC(1)	1,087,266	$2.47	September 2030
	1,226,595

1	Classified as equity.
2	Liability classified and are measured at fair value. See Note 15
The number of outstanding warrants to purchase AIXC’s Class A Common Stock as of December 31, 2025 was as follows:

	Number of Warrants	Exercise Price	Expiration Date
Preferred Warrants - AIXC(1)	160	$1,270.25	Various through 2027
Other Warrants - AIXC(1)	72,004	(a) $5.82 or (b) $6.50	Various in 2028-2029
2024 Pre-funded Warrants - AIXC(2)	51,199	$0.05	Indefinite
2024 Placement Agent Warrants - AIXC(2)	16,019	$7.80	September 2029
2025 Placement Agent Warrants - AIXC(1)	1,087,266	$2.47	September 2030
	1,226,648

1	Classified as equity.
2	Liability classified and are measured at fair value. See Note 15
Ratchet Anti-dilution Price Protection
Certain AIXC warrants contain full-ratchet anti-dilution price protection that requires the exercise price to be adjusted if AIXC sells shares of common stock below the current exercise price. Liability-classified AIXC warrants are measured at fair value on a recurring basis, with changes in fair value recognized in other income (expense) in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. These warrants were initially recognized at their respective fair values on the date the Company obtained control of AIXC, and any gains or losses related to changes in fair value prior to that date were recorded in AIXC’s standalone statements of operations. The liability-classified AIXC warrants are included in the warrant liability fair value rollforward presented in Note 15 Fair Value of Financial Instruments.
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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
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
At the stockholder’s meeting held September 19, 2025, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2021 Stock Incentive Plan in order to increase the number of shares of FFAI Class A Common Stock available for issuance under the 2021 Plan by an additional 9.5 million shares. The intent of this increase is to bring authorized shares under the 2021 Plan close to industry level. As of March 31, 2026, and 2025 the Company had 260,112 and 535,027 shares of Class A Common Stock, respectively, available for future issuance under the 2021 SI Plan.
Option Awards
As of March 31, 2026, there were no unrecognized stock-based compensation expense for stock options granted under the 2021 Plan. Most options granted under the 2021 Plan vest over a four-year period and are contingent upon the grantee’s continued service.
There were no options granted under the 2021 Plan during the three months ended March 31, 2026.
Restricted Stock Units
As of March 31, 2026, total unrecognized stock-based compensation expense for RSUs granted under the 2021 Plan was less than $0.1 million. Most RSUs granted under the 2021 Plan vest over a four-year period and are contingent upon the grantee’s continued service, except for RSUs granted to members of the Board of Directors, which generally vest over an approximately one-year period.
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
During the three months ended March 31, 2026, there were no unrecognized stock-based compensation expense for stock options granted under the EI Plan.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
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
During the three months ended March 31, 2026, there were no unrecognized stock-based compensation expense for stock options granted under the STI Plan.
Equity Awards Outside of Company’s Equity Incentive Plans (Market Awards)
Effective April 23, 2025, the Company entered into an offer letter with Mr. Yueting Jia, under which he was appointed to serve as Global Co-CEO. Mr. Jia currently serves as the Company’s CEO. In connection with his service, Mr. Jia is eligible to receive contingent equity awards if the Company achieves certain stock price or market capitalization milestones. These awards are made outside of the Company’s existing equity incentive plans.
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
To qualify for any award, the applicable stock price or market capitalization level must be sustained for at least 15 consecutive trading days. The effects of stock splits, dividends, mergers, or acquisitions are excluded from milestone calculations. There is no expiration date associated with achievement of the award. The award qualifies for equity accounting pursuant to the provisions of ASC 718, however, since the Company has insufficient authorized but unissued shares the award is presented as a liability within Accrued Expenses and Other Current Liabilities in the Unaudited Condensed Consolidated Balance Sheet for the period ended March 31, 2026.
The fair value of Mr. Jia’s award at grant date was $10.3 million with an estimated total derived service period of 7.61 years, with expected milestone achievement dates between 2029 and 2032. As of March 31, 2026 the fair value of Mr. Jia’s award is $10.0 million with a remaining derived service period of 6.83 years. The Company recognizes expense for Mr. Jia’s award using the accelerated attribution method over the derived service period for each tranche. Because the award is liability-classified, the award is remeasured at fair value at each reporting date until settlement, with changes in fair value recognized as compensation cost based on the portion of the requisite service period rendered. Details on key assumptions and inputs used in valuing Mr. Jia’s award can be found at Note 15, Fair Value of Financial Instruments. The derived service period is not subsequently revised unless the related market condition is achieved before the end of the initially derived service period.
The Company began recognizing expense for Mr. Jia’s market-based awards, which are in addition to his annual equity plan, at the inception of the arrangement. The compensation expense recognized in the three months ended March 31, 2026, was a reversal of accrual of $0.7 million due to a decline in the fair value of the awards liability. The compensation expense recognized in the three months ended March 31, 2025 was nil.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Stock-based compensation expense
The following table presents stock-based compensation expense for all of the Company’s 2021 Plan, EI Plan, and STI Plan and awards outside these plans included in each respective expense category in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Three Months Ended March 31,
(in thousands)	2026		2025
Research and development	$23		$268
Sales and marketing	12		23
General and administrative	(837)	(a)	10
	$(802)		$301
(a) Negative stock-based compensation expense in general and administrative due to adjusting down the liability balance of Mr. Jia’s market-based awards and remeasurement of other liability-classified awards.
15.Fair Value of Financial Instruments
Cash Equivalents
The fair value of the Company’s money market funds is based on the closing price of these assets as of the reporting date, which are included in cash equivalents. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. As of March 31, 2026 and December 31, 2025 the Company had cash equivalent balances of $5.9 million and $16.0 million, respectively.
Digital Assets
The Company measures digital assets at fair value in accordance with ASC 820, Fair Value Measurement. Fair value is determined using quoted prices in active markets for identical assets (Level 1 inputs). Accordingly, the Company classifies its digital assets within Level 1 of the fair value hierarchy under ASC 820. The Company utilizes pricing information provided by the principal market, which is based on observable market prices from active trading exchanges. As of March 31, 2026 and December 31, 2025, the Company had digital asset balances of $6.2 million and $10.3 million, respectively.
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
Notes to the Unaudited Condensed Consolidated Financial Statements
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
Changes in fair value or warrant liabilities are recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options or Change in fair value of related party notes payable, warrant liabilities, and derivative call options, in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Market-based Awards
Effective April 23, 2025, in connection with his appointment as Global Co-CEO (who is the Company’s current CEO), the Company entered into an offer letter with Yueting Jia that includes a market-based equity award, as further described in Note 14, Stock-Based Compensation. The award is contingent upon the achievement of specified stock price and market capitalization milestones and was granted outside of the Company’s existing equity incentive plans.
The Company concluded that the award qualifies for equity classification under ASC 718. However, because the Company does not currently have a sufficient number of authorized but unissued shares the award is classified as liability within Accrued Expenses and Other Current Liabilities in the Unaudited Condensed Consolidated Balance Sheet for the period ended March 31, 2026. Shares based compensation expense is recorded in General and administrative expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
The fair value of the award is remeasured quarterly using a Monte Carlo simulation model based on a Geometric Brownian Motion framework. Significant assumptions used in the valuation included a stock price of $0.27, an effective date market capitalization of $76.4 million, a risk-free rate of 4.29%, a selected equity volatility of 85.0%, and an estimated contractual term of ten years. The remaining total derived service period for the award is 6.83 years, with expected milestone achievement dates between 2029 and 2033. Market-based Awards liabilities are classified within Level 3 valuations of the fair value hierarchy.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

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
Each RSU represents the right to receive one share of the Company’s Class A Common Stock upon vesting and settlement. The awards vest upon the earlier of the next annual meeting of stockholders following the grant date or April 15, 2026, subject to the director’s continued service through the applicable vesting date and stock based compensation expense is recorded in General and administrative expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Recurring Fair Value Measurements by Hierarchy Level
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	March 31, 2026
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money-market funds	$5,932	$—	$—
Digital assets	$6,197	$—	$—
Liabilities:
Warrant liabilities[1]	$—	$—	$960
Derivative Call Option	$—	$—	$6,294
Notes payable[1]	$—	$—	$42,018
YT's Market-based Awards	$—	$—	$1,670
Director Awards	$111	$—	$—

[1] Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money-market funds	$15,957	$—	$—
Digital assets	$10,250	$—	$—
Liabilities:
Warrant liabilities[1]	$—	$—	$1,950
Derivative Call Option	$—	$—	$12,546
Notes payable[1]	$—	$—	$56,376
YT's Market-based Awards	$—	$—	$2,371
Director Awards	$261	$—	$—

[1] Includes both related party and non-related party balances for the Company’s notes payable and warrant liabilities.
There were no transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three months ended March 31, 2026, and 2025. The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, accounts payable, accrued liabilities and notes payable, other than the SPA Portfolio Notes and the 2025 Convertible Note - AIXC, approximate fair value because of their short-term nature or contractually defined value.
Recurring Level 3 Fair Value Measurement Activity
The following table summarizes the activity of Level 3 fair value measurements:

(in thousands)	Warrant Liabilities[1]		Derivative Call Option[1]		Notes Payable[1]		Market-based award[4]
Balance as of December 31, 2025	$1,950		$12,546		$56,376		$2,371
Additions	491	[2]	1,005	[2]	5,879	[3]	445
Payment of Notes Payable	—		—		(132)		—
Change in fair value measurements	(1,481)		(7,257)		5,212		(1,146)
Conversions of notes to Class A Common Stock	—		—		(25,317)		—
Balance as of March 31, 2026	$960		$6,294		$42,018		$1,670

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

3 Additions of Notes Payable measured at fair value are presented net of the initial fair value adjustment recorded at issuance. The aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $3,341 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction. In addition, the line item Change in fair value of notes payable, warrant liabilities, and derivative call options includes a loss of $1,160 thousand, and the line item Change in fair value of related party notes payable, warrant liabilities, and derivative call options includes a loss of zero, both of which relate to debt issuance costs. These costs are separately identifiable from the fair value adjustments described above and are not included in the Additions of Notes Payable This information is presented to facilitate reconciliation to the related amounts reported in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

4 As discussed in Note 14, Stock-Based Compensation, the issuance date fair value of the Market-based award is $10.3 million and as of March 31, 2026 the fair value of the Market-based award was $10.0 million. Amounts displayed here represent vesting for the award based on the issuance date fair value and the subsequent remeasurement of amounts vested.

16.Net Loss per Share

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
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
The following data shows the amounts used in computing net loss per share and the effect on net loss and the weighted-average number of shares as follows:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Net loss attributable to Faraday Future Intelligent Electric Inc.	$(38,856)	$(10,278)
Less: Deemed Dividend	(85)	—
Net loss available to common stockholders	$(38,941)	$(10,278)

Weighted average shares used in computing net loss per share of Class A and B Common Stock:
Basic	214,502,895	75,749,893
Diluted	214,502,895	75,749,893

Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(0.18)	$(0.14)
Diluted	$(0.18)	$(0.14)
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
The table below presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock attributable to Common Stock stockholders due to their antidilutive effect:

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2026	2025
Shares issuable upon conversion of SPA Portfolio Notes	199,202,056	44,298,705
Shares issuable upon conversion of Unsecured Convertible Notes	25,311,924	1,809,969
Shares issuable upon exercise of equity classified SPA Portfolio Note warrants	12,907,780	15,238
Shares issuable upon exercise of liability classified SPA Portfolio Note warrants	6,998,837	35,244,948
Other warrants	5,776,657	5,776,657
Stock-based compensation awards – Options	2,273	2,514
Stock-based compensation awards – RSUs	6,095	155,134
Public warrants	2,453	2,453
Private warrants	12	12
	250,208,087	87,305,630
17.Segment Information

The Company has three reportable segments: AI Electric Vehicles (“AIEV”), Robotics and AIXC. Our reportable segments are based upon the industries where the Company commercializes its products and services. In the quarter ended March 31, 2026, the Company expanded its strategy of resource allocation beyond electric vehicles and digital assets to include embodied AI (EAI) robotics which will focus in the early stages on humanoid robots with use cases in hospitality, education and data collection. Furthermore, our reportable segments reflect how we report our financial results to the chief operating decision maker ("CODM"). Mr. Yueting Jia serves as the Company’s CODM, who is responsible for reviewing segment performance and making decisions regarding resource allocation. “Loss from operations” is the segment performance measurement that the CODM reviews for the Company’s reportable segments and the Company identified the same measurement as the key measure of “significant segment expense.” Loss from operations is the measure of segment profit or loss that is most consistent with the measurement principles used in measuring the corresponding amounts in the Company’s unaudited condensed consolidated financial statements.
While loss from operations is the primary measure used by the CODM to evaluate performance and allocate resources, the CODM also reviews gross profit for the Robotics segment as an additional performance measure given the segment’s early stage of commercialization and focus on product-level profitability. Gross profit is defined as revenue less cost of revenues. At this time, general and administrative, research and development, and sales and marketing expenses are not allocated to the Robotics segment. Gross profit is not used as the primary measure of segment profit or loss for AIEV or AIXC.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
The following table presents revenues, expenditures and loss from operations data of the Company and its reportable segments for the three months ended March 31, 2026, and 2025. In 2025, the Company operated as a single segment (AIEV).

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(in thousands)	AIEV	Robotics (1)	AIXC	Consolidated	Consolidated

Revenue	$224	$288	$—	$512	$316
Cost of revenues	11,746	144	—	11,890	21,381
Gross (loss) profit	(11,522)	144	—	(11,378)	(21,065)
Operating expenses
Research and development	6,986	—	4	6,990	6,419
Settlement on accrued research and development expenses	—	—	—	—	—
Sales and marketing	4,978	—	638	5,616	2,629
General and administrative	5,647	—	3,548	9,195	13,674
Loss on disposal of property, plant, and equipment	328	—	—	328	44
Asset impairment on long-lived assets	—	—	—	—	—
Impairment of intangible assets, including goodwill	2,072	—	183	2,255	—
Credit loss expense - short-term note receivable	—	—	143	143	—
Total operating expenses	20,011	—	4,516	24,527	22,766

(Loss) income from operations	$(31,533)	$144	$(4,516)	$(35,905)	$(43,831)

(1) The Robotics segment is evaluated by the CODM using gross profit as an additional performance measure. General and Administrative, Research and Development, and Sales and Marketing expenses are not allocated to the Robotics segment, as these costs are managed on a consolidated basis and are primarily reflected within the AIEV segment.
Inter-segment transactions are eliminated in consolidation. During the three months ended March 31, 2026, inter-segment activity between AIEV and AIXC totaled approximately $0.5 million and primarily related to transition services provided under a transition services agreement. These amounts were eliminated in consolidation and did not impact consolidated loss from operations.
Additional segment disclosures are as follows:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
(in thousands)	AIEV	Robotics	AIXC	Consolidated	Consolidated
Depreciation and amortization	$8,081	$—	$—	$8,081	$17,527
Interest expense	$(2,478)	$—	$—	$(2,478)	$(2,302)
Net loss on digital assets	$—	$—	$(1,946)	$(1,946)	$—

	As of March 31, 2026				As of December 31, 2025
(in thousands)	AIEV	Robotics	AIXC	Consolidated	Consolidated
Net assets	$(2,774)	$144	$21,871	$19,241	$7,759
18.Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Unaudited Condensed Consolidated Financial Statements were issued.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Subsequent SPA Portfolio Notes Activity
Subsequent to March 31, 2026, the Company received gross proceeds in connection with issuance of SPA Portfolio Notes to third parties totaling $1.5 million, with maturity period of five or six years and 10.00% or 15.00% interest. Principal and accrued interest are convertible at the option of the holder into Common Stock of the Company at a conversion price per share equal to the lower of a) stated conversion price or b) lowest VWAP of the five trading days immediately prior to the day on which lender provides conversion notice or 90% of the previous trading day VWAP. Additionally, $3.9 million of principal and $0.6 million of interest of the Company’s SPA Portfolio Notes were converted into 19,123,530 shares of the Company’s Class A Common Stock.
Amended and Restated Securities Purchase Agreement with Gold King Arthur Holding Limited
On April 14, 2026, the Company amended and restated its previously disclosed securities purchase agreement with Gold King Arthur Holding Limited, a third-party investor designated by AIXC. The amendment increased the total investment amount from $10.0 million to approximately $12.0 million, consisting of Class A common stock and newly designated Series C Convertible Preferred Stock, and replaced the prior true-up provision with a fixed warrant arrangement tied to the Company’s future FX Super One delivery milestone. In connection with the amended arrangement, the Company’s previously disclosed $2.0 million unsecured loan from Gold King Arthur Holding Limited, together with related accrued interest, was satisfied through cancellation and extinguishment as part of the amended and restated securities purchase agreement.
Series A Preferred Stock Issuance
On April 15, 2026, the Company issued one share of newly designated Series A Preferred Stock to Matthias Aydt for a purchase price of $100. The Series A Preferred Stock is entitled to vote only on proposals relating to an increase in authorized common stock and a reverse stock split, with votes required to be cast in the same proportion as votes cast by holders of the Company’s common stock, subject to specified conditions.
Board Resignations and Appointments
On April 14, 2026, Matthias Aydt resigned from the Company’s Board of Directors for personal reasons and informed the Board of his intention to resign as Global Co-Chief Executive Officer at such time as the Board deems fit. On April 16, 2026, Jie (Jay) Sheng and Chui Tin Mok resigned from the Board, and the Company appointed Jiawei (Jerry) Wang, Xiao (Lucky) Jiang and Kevin Chen to the Board. Mr. Mok continues to serve as an executive officer and Head of FF Middle East.
Streeterville Notes Financing
On April 17, 2026, the Company entered into a notes purchase agreement with Streeterville Capital, LLC, pursuant to which the Company issued promissory notes for an aggregate purchase price of $45.0 million. The financing consisted of a Promissory Note A-1 with an original principal amount of approximately $15.8 million and a Secured Promissory Note B with an original principal amount of $30.0 million. The A-1 Note bears interest at 9.0% per annum, matures 24 months after the purchase price date, includes an original issue discount and transaction expense amount, and provides the lender with certain monthly redemption rights beginning in October 2026, subject to the terms of the note. The B Note bears interest at 3.5% per annum, matures 24 months after the purchase price date, is secured by a deposit account control agreement and related collateral arrangements, and may be exchanged into additional A Notes under specified conditions. The financing included related collateral, guaranty and security arrangements, including a deposit account control agreement and pledge of the Company’s membership interests in its wholly-owned subsidiary FFAI Holdings, LLC. The Company’s obligations under the notes are guaranteed by certain subsidiaries, and the B Note is further supported by the pledge of the Company’s membership interests in FFAI Holdings, LLC.
Supplemental Agreement to Engineering Services Agreement
On April 30, 2026, GlobeX AI Hong Kong Holding Limited, a special purpose entity controlled by the Company, entered into a supplemental agreement to a previously executed engineering services agreement with its previously announced bridge strategy partner. Under the supplemental agreement, the Company plans to upgrade the FX Super One to an 800V architecture or accelerate the AIHER project, while pausing the original Super One 400V cooperation project. The advance research and development fee remains due and payable, while subsequent remaining balances and development, testing and engineering services are paused.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Chief Executive Officer Transition
On May 5, 2026, the Board of Directors accepted the resignation of Matthias Aydt from his position as Global co-CEO. With the resignation of Mr. Aydt, the Board of Directors acknowledged Mr. Yueting Jia as the sole Global CEO (“CEO”) of the Company.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references in this Report to “FFAI,” the “Company,” “FF,”“we,” “us,” or “our” mean Faraday Future Intelligent Electric Inc., together with its consolidated subsidiaries. Unless the context otherwise requires, references to “Faraday Future Intelligent Electric Inc.” mean the parent company without its consolidated subsidiaries.
The following discussion and analysis is intended to help readers understand our results of operations and financial condition. This discussion and analysis is provided as a supplement to, and should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Report” or this “Form 10-Q”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information regarding to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from management’s expectations as a result of various factors, including but not limited to those discussed in the sections entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 31, 2026 and “Cautionary Note Regarding Forward-Looking Statements” below. The objective of this section is to provide investors with an understanding of the financial drivers and levers of our business and to describe the financial performance of the business.
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
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section titled “Risk Factors” in the Form 10-K for the year ended December 31, 2025 filed on March 31, 2026. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” Item 1A in the Form 10-K, filed on March 31, 2026, may not be exhaustive.
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
With headquarters in the greater Los Angeles, California area, we design and engineer next-generation intelligent, connected electric vehicles and are developing embodied AI robotics products and related commercialization initiatives. We manufacture vehicles at the FF aiFactory California production facility in Hanford, California. We also have additional engineering, sales, and operational capabilities in China. Additionally, we have established operations in the United Arab Emirates, including an entity to manage assembly and sales support for FF 91 series vehicles and a facility in Ras Al Khaimah intended to support future FX Super One production, further expanding our presence in the Middle East as part of our “third pole” strategy.
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
Our product roadmap builds on the FF 91 platform through the planned FF 92 upgrade program and the FX Super One and reflects an increased focus on reallocating resources, manufacturing capacity, and engineering efforts toward these programs and our robotics commercialization initiatives. We expect our broader product portfolio to better align product strategy with anticipated demand, improve capital efficiency, and support the next phase of our commercialization efforts.
We have begun implementing an embodied AI robotics strategy intended to complement our intelligent mobility ecosystem. This initiative is focused on the development and commercialization of robotics products that may leverage our AI, sensor, software, and platform capabilities developed for intelligent electric vehicles. During the three months ended March 31, 2026, our robotics business entered the early commercialization stage, including initial product deliveries and non-binding pre-order activity supported by non-refundable deposits. Management views embodied AI robotics as an extension of our EAI ecosystem, connecting intelligent vehicles, robotics devices, an EAI brain, an open-source and open-platform framework, and data-driven AI capabilities to support long-term technology commercialization efforts.
AIXC’s common stock is listed on Nasdaq under the ticker symbol “AIXC.” Through AIXC, we are evaluating emerging technology initiatives, including AI, blockchain-based platform development, and related crypto service initiatives that may complement our broader ecosystem strategy.
Strategies
•Dual-Home Market Strategy: We have implemented a dual-home market strategy, integrating U.S.-based technological innovation and vehicle development with China’s supply chain and production capabilities.
•Third Pole Strategy: We have begun implementing a "third pole" strategy with an operational facility in the U.A.E., complementing our U.S. and China market approach.
•Dual-flywheel Strategy:
1.Product and Ecosystem Bridge – Focused on connecting our intelligent mobility operations with our broader EAI ecosystem, including intelligent electric vehicles, robotics, AI-enabled technology, and related platform initiatives. This strategy builds on the original FF Bridge Strategy launched in May 2024, which leverages our “Light 4, Swift 4, Focused 5, Empowering 5” model to combine global supply chain strengths with innovation in the United States. Management believes this approach supports FX, our mass-market brand, and may expand potential opportunities in the U.S. AIEV market.
2.AIXC Platform Strategy – Focused on evaluating emerging technology initiatives through AIXC, including AI, blockchain-based platform development, and related crypto service initiatives that may complement our broader EAI ecosystem. These initiatives remain in the early stages and are intended to support potential future platform capabilities associated with intelligent mobility, robotics, user engagement, and ecosystem development.
3.EAI EV and EAI Robotics Strategy – We are advancing a dual-engine strategy centered on intelligent electric vehicles and embodied AI robotics. This strategy is intended to leverage our AI, sensor, software, and platform capabilities across both vehicle and robotics applications, while supporting commercialization opportunities through product sales, non-binding pre-order activity, co-creation arrangements, and scenario-based deployments.
•Stockholder Initiative: We have implemented an initiative intended to reinforce management’s commitment to transparency, accountability, and long-term value creation, including share purchases by our leadership.
Technology & Innovation
•Our Proprietary VPA: We have designed and developed our proprietary Variable Platform Architecture (“VPA”), a mobility platform designed to enable scalable vehicle development across multiple segments.
•Propulsion System: Our propulsion system is designed to support vehicle acceleration, range, and efficiency through our inverter design and integration with our AI-powered user experience.
•I.A.I Technology: Our advanced I.A.I technology offers high-performance computing, high-speed internet connectivity, OTA updating, an open ecosystem for third-party application integration, and an advanced autonomous driving-ready system. These capabilities also support our evolving ecosystem strategy, which includes embodied AI robotics initiatives and related crypto service and blockchain-based platform technologies through AIXC.
•Intellectual Property: Since inception, we have developed a portfolio of intellectual property, and established a global team of automotive and technology experts. As of March 31, 2026, we had been granted approximately 656 patents globally.
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
•FF 92: We are developing the FF 92 as the next-generation ultra-luxury electric vehicle built on the FF 91 platform, designed to support our continued participation in the ultra-luxury intelligent electric vehicle segment as part of a planned FF 92 upgrade program. The FF 92 remains in the research and development stage and has not yet entered commercial production.
•FX Super One: We are developing the FX Super One as the first “First Class AI‑MPV” under the FX brand, blending luxury and versatility in an AI‑powered multi‑purpose vehicle. The FX Super One is designed to serve visionaries and families, combining a spacious cabin with flexible four‑, six‑ or seven‑seat configurations and advanced AI features. It incorporates the Super EAI F.A.C.E. system—a customizable front LED display that can serve as an expressive “face” and extend the user’s presence—and is built on FF’s EAI 6×4 technology platform. The vehicle offers both pure battery‑electric and AI hybrid extended‑range powertrain options, intelligent all‑wheel drive, and an expansive interior with zero‑gravity seats, a multi‑source sensor suite for proactive safety, and an EAI operating system that supports voice, gesture and immersive multimedia interaction. The FX Super One is currently in development; pilot production and regulatory preparations are under way. During the three months ended March 31, 2026, we continued development, supplier coordination, and commercialization preparation activities for the FX Super One, including pre-order and go-to-market activities in the U.S. and Middle East.
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
We are evaluating AI, blockchain-based platform, and related crypto service initiatives as part of our broader Embodied Artificial Intelligence (“EAI”) ecosystem strategy. These initiatives remain in the early development stage and are intended to support potential platform capabilities associated with the Company’s ecosystem development.
AIXC Platform Initiatives
•Through AIXC, we are evaluating emerging technology initiatives, including AI, blockchain-based platform development, and related crypto service initiatives. These efforts are intended to support potential Web3 applications, decentralized infrastructure, and crypto service-related services that may complement the Company’s broader intelligent mobility ecosystem.
•We are exploring blockchain-based platform technologies that could enable secure data management, digital identity, and decentralized applications associated with connected vehicles and user engagement platforms. These initiatives remain in the early development stage and have not yet generated material revenues.
Embodied AI Robotics Initiatives
•We have begun implementing exploring embodied AI robotics applications that leverage its artificial intelligence, sensor, and software platform capabilities developed for its intelligent electric vehicles. These efforts are focused on extending our AI perception, control systems, and autonomous computing architecture into robotics applications.
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
•Robotics Manufacturing: Our robotics products are currently being assembled at our El Segundo, California facility. We are evaluating plans to scale production, including potential transition of robotics assembly to our Hanford, California facility and/or other manufacturing locations, subject to funding, operational readiness, and market demand.
•Global Availability: All of our vehicles are expected to be available for sale in the U.S. and the Middle East. Our Ras Al Khaimah facility in the United Arab Emirates integrates offices, production workshops, and operational hubs and is positioned to support sales and service across the Gulf Cooperation Council countries; this facility has been highlighted as a springboard for our future expansion into European and North African markets. In parallel, the FF China team is focused on strengthening global supply‑chain management and pursuing strategic partnerships with intelligent‑driving companies, which could eventually support manufacturing and distribution activities in China.
Recent Developments
The following summarizes certain developments occurring from January 1, 2026 through the filing date of this report that relate to the Company’s operations and product development, financing activities, and corporate actions.
AIEV - Strategic Operations and Product Development
•In February 2026, GlobeX AI Hong Kong Holding Limited, a special purpose entity controlled by the Company, entered into a package of agreements with Hebei Huanzhou Automobile Sales Co., Ltd. relating to the development, mass-production-oriented parts procurement, engineering support and related commercial arrangements for a battery electric version of the FX Super One for the U.S. market. The agreements also addressed certain intellectual property, product liability and after-sales matters, and the parties may negotiate additional vehicle development projects, including the FX 4, and potential geographic expansion to Canada and the Middle East.
•In March 2026, the Company provided an update on its EAI EV strategy, stating that the FX Super One had advanced into engineering validation, homologation and production system refinement following the roll-off of the first pre-production vehicle at its Hanford, California facility in December 2025. The Company also stated that it continued to advance U.S. production readiness, including localized certification work related to Federal Motor Vehicle Safety Standards (“FMVSS”) requirements, and remained focused on phased delivery of the FX Super One.
•In March 2026, the Company announced that it continued to expand its Co-Creation Ecosystem B2B2C model and Four-Pillar Sales Architecture, including community sales, partner sales, B2B sales and third-party e-commerce. The Company also stated that, following its presence at the NADA Dealer Summit, it signed memorandums of understanding for sales cooperation covering both the FX Super One and EAI robots with several U.S. mainstream dealerships.
•In March 2026, the Company provided an update on its EAI EV strategy, stating that the FX Super One had advanced into engineering validation, homologation and production system refinement following the roll-off of the first pre-production vehicle at its Hanford, California facility in December 2025. The Company also stated that it continued to advance U.S. production readiness, including localized certification work related to Federal Motor Vehicle Safety Standards (“FMVSS”) requirements, and remained focused on phased delivery of the FX Super One.
•In April 2026, GlobeX AI Hong Kong Holding Limited, a special purpose entity controlled by the Company, entered into a supplemental agreement to a previously executed engineering services agreement with its previously announced bridge strategy partner. Under the supplemental agreement, the Company plans to upgrade the FX Super One to an 800V architecture or accelerate the AIHER project, while pausing the original Super One 400V cooperation project. The advance research and development fee remains due and payable, while subsequent remaining balances and development, testing and engineering services are paused.
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
The following summarizes certain significant financing activities during the period. Additional details regarding the Company’s debt and financing arrangements are included in Notes 8 and 9 to the Unaudited Condensed Consolidated Financial Statements.
AIEV - Capital Raising & Financing Agreements
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
•In March 2026, the Company entered into two supplemental agreements with Chongqing LeTV Microloan Co., Ltd. to settle certain previously assigned debt obligations for an aggregate settlement amount of RMB 25.4 million (approximately $3.7 million), payable in installments through December 31, 2028.
•In April 2026, the Company entered into a $2.0 million unsecured loan agreement with Gold King Arthur Holding Limited. The loan bore interest at 10% per annum, matured one year from the advancement date, and was designated for expenses associated with the Company’s robotics business, other business operations, including payroll, and related unforeseen expenses. The loan and accrued interest were subsequently satisfied through cancellation and extinguishment as part of the amended and restated securities purchase agreement with Gold King Arthur Holding Limited. The amended and restated securities purchase agreement increased the total investment amount to approximately $12.0 million and contemplated the issuance of Class A common stock, newly designated Series C Convertible Preferred Stock, and a fixed warrant arrangement tied to the Company’s future FX Super One delivery milestone.
•In April 2026, the Company entered into a notes purchase agreement with Streeterville Capital, LLC, pursuant to which the Company issued and sold a Promissory Note A-1 with an original principal amount of approximately $15.8 million and a Secured Promissory Note B with an original principal amount of $30.0 million, for an aggregate purchase price of $45.0 million. The A-1 Note bears interest at 9.0% per annum, matures 24 months after the purchase price date, includes an original issue discount and transaction expense amount, and provides the lender with certain monthly redemption rights beginning in October 2026, subject to the terms of the note. The B Note bears interest at 3.5% per annum, matures 24 months after the purchase price date, is secured by a deposit account control agreement and related collateral arrangements, and may be exchanged into additional A Notes under specified conditions. The Company’s obligations under the notes are guaranteed by certain subsidiaries, and the B Note is further supported by a pledge of the Company’s membership interests in FFAI Holdings, LLC.

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
•In March 2026, the Company received a letter from the Division of Enforcement of the U.S. Securities and Exchange Commission stating that, based on the information available as of March 18, 2026, the staff did not intend to recommend an enforcement action against the Company. Similar letters were also received by Company Founder and Yueting Jia and Jerry Wang in their individual capacities. The letters further stated that they “must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation.
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
•In March 2026, the Company announced an executive and employee share purchase initiative under which certain executives and employees would defer a portion of their base compensation for the period from March 1, 2026 through May 31, 2026. Subject to Board approval, applicable securities laws and the Company’s trading policies, the Company stated that it intended to repurchase shares of its common stock in an amount approximately equal to the estimated after-tax deferred compensation for the period, or approximately $0.5 million, and subsequently transfer the repurchased shares to participating executives and employees in settlement of the deferred compensation obligations.
•In April 2026, the Company entered into a purchase agreement with Matthias Aydt, pursuant to which the Company issued and sold one share of newly designated Series A Preferred Stock for a purchase price of $100. The Series A Preferred Stock has 10,000,000,000 votes but is entitled to vote only on proposals relating to an increase in authorized common stock and a reverse stock split, and the holder is required to vote the share in the same proportion as shares of common stock voted on such proposals, subject to a minimum common stock quorum condition. The Series A Preferred Stock is not convertible into common stock, is not entitled to dividends, has a $100 liquidation preference, and is subject to transfer restrictions.
The following summarizes certain leadership, governance, and organizational developments during the period.
Corporate Governance
•In February 2026, Chui Tin Mok, an executive member of the Company’s Board of Directors, notified the Board of his intention to resign as a director upon the Board’s confirmation of a successor nominee, in order to focus on the Company’s business execution in the United Arab Emirates (“U.A.E.”) and the broader Middle East. Mr. Mok will continue to serve as an executive officer and Head of FF Middle East.
•In March 2026, the Company announced that it had relocated its headquarters to Silicon Beach in El Segundo, California, which the Company stated was intended to enhance its ability to attract senior talent and support its next phase of growth.
•In April 2026, Matthias Aydt resigned from the Board of Directors for personal reasons, effective immediately, and informed the Board of his intention to resign as Global Co-Chief Executive Officer at such time as the Board deems fit. Jie (Jay) Sheng also resigned from the Board, effective immediately, and Chui Tin Mok resigned from the Board following his previously disclosed notice of intent to resign, while continuing in his role as an executive officer and Head of FF Middle East. The Company also announced that FF Top nominated Xiao (Lucky) Jiang and Kevin Chen to the Board, and the Board appointed Jiawei (Jerry) Wang, Xiao (Lucky) Jiang and Kevin Chen as directors. Kevin Chen is expected to be appointed to the Audit, Compensation, and Nominating and Corporate Governance Committees, and Jerry Wang was appointed to the Finance and Investment Committee.
•In May 2026, the Board of Directors accepted the resignation of Matthias Aydt from his position as Global co-CEO. With the resignation of Mr. Aydt, the Board of Directors acknowledged Mr. Yueting Jia as the sole Global CEO of the Company.
Supply Chain Exposure and Tariff Risk
As of March 31, 2026, a significant portion of our direct materials was sourced from China, which may expose certain components to U.S. import tariffs and other supply-chain cost pressures. During the three months ended March 31, 2026, the Company decreased its lower-of-cost-and-net-realizable-value inventory reserve by $15.4 million, bringing the total reserve to $5.7 million as of March 31, 2026, compared to $21.1 million as of December 31, 2025.
U.S. tariff policies continue to evolve and the Company maintains a flexible approach in responding to those developments. As production planning evolves, the Company may continue to evaluate sourcing strategies, pricing, and inventory reserves in response to changes in global supply-chain conditions and trade policies.
Segment Information
We have three operating segments—AI Electric Vehicle (“AIEV”), Robotics. and AIXC —each of which meets the criteria for separate reporting under ASC 280. Our CEOs acting as our Co-Chief Operating Decision Makers (“CODMs”), regularly evaluated the financial performance using consolidated financial information at the total-company level including consolidated loss from operations, cash flows, liquidity, and strategic initiatives.
Management has identified Loss from operations, as presented in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, as the primary measure used by the CODM to evaluate the performance of the business and allocate resources. Loss from operations is the measure of segment profit or loss that is most consistent with the measurement principles used in measuring the corresponding amounts in our unaudited condensed consolidated financial statements. This measure reflects our focus on managing operating performance, cash outflows, and liquidity, particularly given that the timing of cash inflows is influenced by external financing activities. We define “significant segment expense” as controllable operating costs that are regularly provided to and reviewed by management, which include the expenses presented in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as Cost of revenue, Research and development, Sales and marketing, and General and administrative.
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
While loss from operations is the primary measure used to evaluate overall performance and allocate resources across segments, we also evaluate the Robotics segment using gross profit as an additional performance measure, as this segment is in the early stages of commercialization and focuses on product-level profitability. Gross profit is defined as revenue less cost of revenues. At this time, General and administrative, Research and development, and Sales and marketing expenses are not allocated to the Robotics segment. Gross profit is not used as the primary measure of segment profit or loss for AIEV or AIXC.
This oversight supports our strategic objectives to prioritize the commercialization of the FX Series vehicles and Robotics products, while continuing to support production, sales, and leasing activities for our FF 91 vehicles, the planned FF 92 upgrade program, and the development of our AI, blockchain-based platform, and related crypto service initiatives through AIXC.
Components of Our Results of Operations

Key Factors Affecting Operating Results
Our performance and future success depend on several factors that present significant opportunities but also pose risks and challenges including those discussed below and, in the section, titled “Risk Factors” in Item 1A of the Form 10-K, filed on March 31, 2026.
Production and Operations
We expect to continue to incur significant operating costs that will impact our future profitability, including R&D expenses as we introduce new models and improve existing models; capital expenditures for the expansion of our manufacturing capacities; additional operating costs and expenses for production ramp-up; raw material procurement costs; general and administrative expenses as we scale our operations; interest expense from debt financing activities; and selling and distribution expenses as we build our brands and markets our vehicles and Robotics products. We may incur significant costs in connection with our services as we deliver vehicles and Robotics products at scale, including servicing and warranty costs. Our ability to become profitable in the future will depend on our ability to successfully market our vehicles and Robotics products and control our costs.
We will require substantial additional capital to develop products and fund operations for the foreseeable future. Until we can generate sufficient revenue from product sales, we will fund our ongoing operations through a combination of various funding and financing alternatives, including equipment financing of the FF aiFactory California, secured syndicated debt financing, convertible notes, working capital loans, and equity offerings, among other options. The particular funding mechanisms, terms, timing, and amounts are dependent on our assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time. Any delays in the successful completion of our FF aiFactory California will impact our ability to generate revenue. For additional discussion of the substantial doubt about our ability to continue as a going concern, see Note 2, Liquidity and Capital Resources and Going Concern in the notes to the Unaudited Condensed Consolidated Financial Statements and for further details on liquidity, please see the “Liquidity and Capital Resources” section below.
Revenue and Cost of Revenue
Automotive Sales Revenue
During the three months ended March 31, 2026 the Company began the rollout of its new FX Super One model in the U.A.E.
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
In certain circumstances, we provide customers with a residual value guarantee which may or may not be exercised in the future. The impact of such residual value guarantees was immaterial to our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026.
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
Automotive Leasing Revenue
Revenue from Operating Leasing Program
We have outstanding leases under our vehicle operating leasing program in the U.S. Qualifying customers are permitted to lease a vehicle for up to 36 months. At the end of the lease term, customers are generally required to return the vehicles to us. We account for these leasing transactions as operating leases. We evaluate whether a lease contract should be combined with other agreements — such as co-creation arrangements when leasing contracts are negotiated together and are economically interdependent. We record leasing revenues as automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles as cost of automotive leasing revenue. As of March 31, 2026, deferred lease-related upfront payments which will be recognized on a straight-line basis over the contractual terms of the individual leases were immaterial. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.
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
Robotics Revenue
We recognize Robotics revenue in accordance with ASC 606. Robotics revenue primarily consists of sales of the Company’s robotic products, including the FF Master Ultra, FX Aegis Edu, and FX Aegis Pro models. Revenue allocated to each robot is recognized at a point in time when control of the respective robot transfers to the customer, which generally occurs upon delivery in accordance with the terms of the applicable sales contract.
During the three months ended March 31, 2026, the Company recognized its initial Robotics revenue, representing the first quarter in which the Company recognized revenue from sales of Robotics products.
Customer Deposits
Our customers may reserve a vehicle and Robotics product preorder certain services by making a customer deposit, which is fully refundable at any time. Refundable deposits, for vehicle reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits (Accrued expenses and other current liabilities). Customer deposits were $4.4 million and $4.4 million as of March 31, 2026 and December 31, 2025, respectively. When vehicle purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to our transfer of the products or services. Such advance payments are considered non-refundable, and we defer revenue related to any products or services that are not yet transferred.
The Company evaluates the economic substance of both the sale or lease contract and the co-creation agreement to determine whether they should be combined under the contract combination guidance in ASC 606. When the contracts are economically interdependent, the Company accounts for them as a single arrangement. Under this approach, the cash inflows from the customer and the cash outflows from the Company are netted and treated as a single transaction. The resulting net amount is recorded as marketing expense if the net amount is more than the sale price of the vehicle or robot. In situations where the net amount is less than the sale price or the contractual lease payment, the difference between the net amount and the sale price or lease payment is recognized as revenue.
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
Robotics Cost of Revenue
Cost of Robotics revenue includes product costs, freight, import fees, and warranty costs. Warranty costs related to Robotics revenue were insignificant for the three months ended March 31, 2026.
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
Loss from Disposal of Property, Plant and Equipment
Loss on disposal of property, plant, and equipment relates to the write-off or abandonment of assets no longer expected to provide future economic benefit, including construction in progress, vendor tooling, machinery and equipment. These disposals may result from changes in business plans, product design, production requirements, or cost reduction initiatives. Charges associated with disposals are recognized within operating expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Impairment of Goodwill and Intangible Assets
We record impairments within operating expenses related to goodwill and intangible assets when the carrying value of a reporting unit or asset exceeds its estimated fair value. Goodwill associated with the AIXC reporting unit arose from the Company’s acquisition of AIXC and is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets primarily consist of acquired in-process research and development and other identifiable intangible assets, which are evaluated for impairment in accordance with applicable accounting guidance. Impairment charges related to goodwill and intangible assets are recognized within operating expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Credit Loss Expense
We record credit loss expense related to financial assets measured at amortized cost, including short-term notes receivable, in accordance with ASC 326 (Current Expected Credit Losses). Credit losses are estimated using forward-looking information that considers historical experience, current conditions, and reasonable and supportable forecasts regarding the collectability of the underlying receivables. The Company, through its acquisition of AIXC, holds short-term notes receivable from Marizyme, Inc. Credit loss expense recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss reflects changes in the allowance for expected credit losses based on the Company’s ongoing assessment of the borrower’s financial condition, estimated recoverable amounts, and other relevant factors affecting collectability.
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
Net Loss on Digital Assets
We recognize gains and losses related to digital assets within operating results based on changes in their fair value and transactions during the period. Digital assets are measured at fair value with changes in value recognized in earnings in accordance with applicable accounting guidance. Fair value is determined using quoted prices in the principal markets accessible to the Company through its custodial and trading counterparties. Net losses on digital assets recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss reflect realized gains or losses from sales of digital assets as well as unrealized gains or losses resulting from changes in market prices at each reporting date.
Other Income, net
Other income, net consists of foreign currency transaction gains and losses and other expenses such as bank fees and late charges. Foreign currency transaction gains and losses are generated by revaluation of debt and the settlements of invoices denominated in currencies other than the functional currency. We expect other income (expense) to fluctuate as we continue to transact internationally.

Consolidated Results of Operations
Consolidated Statements of Operations

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$512	$316
Cost of revenue	11,890	21,381
Gross profit	(11,378)	(21,065)
Operating expenses
Research and development	6,990	6,419
Sales and marketing	5,616	2,629
General and administrative	9,195	13,674
Loss on disposal of property, plant, and equipment	328	44
Impairment of intangible assets, including goodwill	2,255	—
Credit loss expense - short-term note receivable	143	—
Total operating expenses	24,527	22,766
Loss from operations	(35,905)	(43,831)
Change in fair value of notes payable, warrant liabilities, and derivative call options	2,771	51,458
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	1,439	(277)
Loss on settlement of notes payable	(8,431)	(15,920)
Loss on settlement of related party notes payable	—	(1,180)
Interest expense	(2,478)	(2,302)
Net loss on digital assets	(1,946)	—
Other income, net	2,252	1,784
Loss before income taxes	(42,298)	(10,268)
Income tax (expense) benefit	(19)	(10)
Net loss	$(42,317)	$(10,278)
Consolidated - Revenue

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Revenue	$512	$316	$196	62.0%
Revenue increased by $196 thousand for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to the recognition of $208 thousand of automotive sales revenue from sales of FX Super One vehicles in the U.A.E. and $288 thousand of Robotics revenue from sales of Robotics products during the three months ended March 31, 2026. The three months ended March 31, 2026 represented the first quarter in which the Company recognized revenue from sales of FX Super One vehicles and Robotics products.
Revenue from FF vehicles was $16 thousand for the three months ended March 31, 2026, consisting of operating lease revenue, compared to $316 thousand for the same period in 2025, consisting of $265 thousand of operating lease revenue and $51 thousand of sales-type lease revenue. The Company did not recognize FF automotive sales revenue during either period.
The co-creation fees recorded as a reduction of revenue under ASC 606 were $198 thousand for the three months ended March 31, 2026, compared to $263 thousand for the same period in 2025.
Looking ahead, the Company intends to continue advancing commercialization of the FX Super One and Robotics products while continuing limited-volume FF 91 deliveries and related leasing activities. The Company is also working on a model of the FX Super One for the U.S. market. Management expects that revenue will remain limited until production volumes, customer deliveries, customer acceptance, and funding availability support increased sales activity. As the FX Super One and Robotics products move through their planned ramp-up phases, vehicle sales, Robotics product sales, and related leasing activities are expected to become more meaningful drivers of consolidated revenue. The timing and extent of revenue growth will depend on the Company’s ability to execute on product development, manufacturing, supply chain, regulatory, funding, and delivery milestones.
Consolidated - Cost of Revenue

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Cost of revenue	$11,890	$21,381	$(9,491)	(44.4)%
Cost of revenue decreased by $9.5 million for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily lower depreciation expense following the $128.9 million impairment of certain property and equipment recognized during the third quarter of 2025, which reduced quarterly depreciation expense by approximately $9.0 million.
Consolidated - Research and Development

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Research and development	$6,990	$6,419	$571	8.9%
R&D expense increased by $0.6 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by $1.6 million increase in operating consumables and equipment rental—costs for prototype parts, vehicle purchases for testing, and services supporting development of the FX vehicle and Robotics platforms. These increases were partially offset by a $1.2 million reduction in wages and related benefit, including lower bonus expense.
During the three months ended March 31, 2026, the Company continued R&D activities primarily supporting the FX Super One program, including final validation, U.S. homologation testing, and production readiness initiatives. Development efforts included vehicle performance and durability testing, integration of Advanced Driver Assistance Systems (“ADAS”), supplier coordination, and prototype tooling. The Company also provided engineering support for technical preparations in the U.A.E. to align manufacturing standards and production planning under its global bridge strategy. In addition, the Company continued development activities related to its Robotics platform, including product testing, software integration, and technical support for early-stage commercialization.
As the Company transitions from an R&D-intensive phase toward commercial production, resources are being strategically reallocated to manufacturing engineering, quality validation, and process optimization. Current R&D initiatives remain focused on vehicle performance, safety system enhancements, software refinement, and Robotics platform development, in collaboration with key technology and supply-chain partners to support scalable FX Series and Robotics production readiness. During the period, the Company entered into a strategic mass-production engineering services agreement with a major global automotive manufacturer to support manufacturing engineering, validation, and production ramp-up activities for the FX Super One. Activities under this agreement are expected to facilitate commercial production readiness, with associated costs incurred primarily as development and engineering expenditures.
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

Consolidated - Sales and Marketing

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Sales and marketing	$5,616	$2,629	$2,987	113.6%
Sales and marketing expense increased by $3.0 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by a $1.9 million increase in marketing expenses related to the launch and promotion of the FX Super One, including digital campaigns, content development, influencer engagement, and event activations. The increase was also driven by a $0.7 million increase in rent expense, and a $0.3 million increase in wages and related benefits. The increase also included $0.6 million of AIXC sales and marketing costs, which had no comparable consolidated amount in the prior-year period because AIXC was acquired in the third quarter of 2025.
The Company’s marketing activities during the period supported the FX Super One, FF 91, and Robotics initiatives through regional brand activations, product showcases, co-creation delivery events, digital content, and partner outreach designed to increase product visibility and customer engagement in priority markets.
The Company also advanced its international marketing presence, particularly in the Middle East, through localized brand activations, regional events, and targeted customer outreach aligned with future market entry plans. These efforts contributed to increased brand recognition and FX Super One reservation activity. The combination of experiential events, digital marketing initiatives, and strategic influencer partnerships supported continued brand momentum while managing overall marketing costs.
Looking ahead, the Company expects marketing activities to remain aligned with its transition toward commercial production of the FX Series and Robotics products, with continued emphasis on targeted launch events, digital engagement, and market-specific activation strategies designed to support reservation conversion and brand positioning in priority regions. Robotics-related outreach includes product launch activities, dealer and partner engagement, and early customer outreach intended to introduce the Company’s broader intelligent mobility and AI-enabled product ecosystem and support long-term brand diversification beyond electric vehicles. Marketing activities are also expected to include targeted outreach and ecosystem-building initiatives related to AIXC’s digital asset and AI-enabled technology platform, although such activities are expected to remain a smaller component of consolidated Sales and marketing expense in the near term.
Consolidated - General and Administrative

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
General and administrative	$9,195	$13,674	$(4,479)	(32.8)%
General and administrative expense decreased by $4.5 million for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily driven by a $7.0 million decrease in professional fees, reflecting reimbursements of legal expenses. These decreases were partially offset by $2.3 million increase due to higher payroll costs.
Notwithstanding the decrease in general and administrative expense, the Company continued to incur costs during the three months ended March 31, 2026 to support legal, compliance, governance, public company reporting, financing, capital markets, AIXC integration, U.A.E. expansion, and Robotics-related strategic initiatives. These activities included matters related to the conclusion of the SEC investigation, ongoing legal and advisory support, and corporate governance and compliance activities. Payroll costs also increased year-over-year as the Company maintained personnel and management resources to support these activities. The Company expects general and administrative expense to continue to reflect the level of legal, compliance, reporting, and strategic activity required to support its evolving business operations.

Consolidated - Net Loss from disposal of property, plant and equipment

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Loss on disposal of property, plant, and equipment	$328	$44	$284	645.5%
Loss on disposal of property, plant, and equipment increased by approximately $0.3 million for the three months ended March 31, 2026, compared to the same period in 2025. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.
Consolidated - Impairment of Intangible assets, including Goodwill

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Impairment of intangible assets, including goodwill	$2,255	$—	$2,255	NM*
NM = not meaningful
During the three months ended March 31, 2026, the Company recorded a goodwill impairment charge of $2.1 million related to the AIXC reporting unit. In connection with the impairment assessment under ASC 350, management compared the estimated fair value of the AIXC reporting unit to its carrying value. The estimated fair value was supported primarily by a market-based valuation approach that considered AIXC’s market capitalization as of the measurement date, the trading volume and liquidity of AIXC’s common stock, an estimated control premium, and other relevant market indicators. Following the acquisition, AIXC experienced continued operating losses and volatility in its market valuation, which resulted in the reporting unit’s estimated fair value falling below its carrying amount. Accordingly, the Company recognized an impairment charge limited to the recorded goodwill balance.
The Company also recorded a $0.2 million impairment charge related to AIXC capitalized software costs. The impairment was recorded in connection with AIXC’s strategic realignment and discontinuation of certain software development initiatives, including platforms that no longer aligned with AIXC’s focus on real-world asset tokenization and EAI infrastructure. As a result, management concluded that the related capitalized software costs no longer had future economic benefit.
Consolidated - Credit Loss Expense

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Credit loss expense - short-term note receivable	$143	$—	$143	NM*
NM = not meaningful
During the three months ended March 31, 2026, the Company recorded $0.1 million of credit loss expense primarily related to interest accrued on the Marizyme promissory note acquired in connection with the AIXC business combination. In the fourth quarter of 2025, AIXC wrote off substantially all of the outstanding principal balance of the note due to Marizyme’s bankruptcy status. The Company recorded an additional allowance for expected credit losses under ASC 326 for interest accrued during the current period because collectability of the accrued interest was not expected. There was no comparable consolidated credit loss expense related to the Marizyme note in the prior-year period, as AIXC was acquired by the Company in the third quarter of 2025.

Consolidated - Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$2,771	$51,458	$(48,687)	(94.6)%
Gain from change in fair value of notes payable, warrant liabilities, decreased by $48.7 million period over period. The decrease was primarily due to significantly larger fair value remeasurement gains recognized in the prior-year period, compared to more limited fair value gains in the current period due to reduced sensitivity of the instruments to equity price movements.
During the three months ended March 31, 2025, we recognized significant gains from decreases in the fair value of notes payable, warrant liabilities, and derivative call options, including $13.6 million related to Incremental Warrants, $31.9 million related to the SPA Portfolio Notes, and $6.4 million related to warrants. These decreases were primarily driven by a decline in the Company’s stock price from elevated levels as of December 31, 2024, while the instruments remained deeply in-the-money and highly sensitive to equity price movements.
During the three months ended March 31, 2026, although the Company’s stock price also declined significantly, the impact on fair value was substantially less pronounced. The decline in stock price moved certain instruments to at- or out-of-the-money positions, reducing their sensitivity to further changes in the underlying equity price. As a result, decreases in the fair value of warrant liabilities and derivative call options were more limited, and the fair value of notes payable increased modestly during the period. This reflects the non-linear valuation characteristics of the Company's hybrid instruments, where the magnitude of fair value changes diminishes as instruments move away from in-the-money positions, and where structural features — including conversion price reset mechanisms and increased implied volatility — partially offset the effects of a declining stock price.
Consolidated - Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	$1,439	$(277)	$1,716	(619.5)%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options increased by $1.7 million period over period, shifting from a loss of $0.3 million for the three months ended March 31, 2025, compared to a gain of $1.4 million for the same period in 2026.
During the three months ended March 31, 2025, we issued new related party instruments, including notes payable, warrants, and incremental warrants. The initial recognition of these instruments at fair value resulted in day-one losses that largely offset remeasurement gains recognized during the period, which were driven by a decline in the Company’s stock price. As a result, the period reflected a modest loss.
During the three months ended March 31, 2026, the only related party instruments measured at fair value that remained outstanding were incremental warrants, as the related party notes payable accounted for under the fair value option and the related party warrants had been settled or extinguished in prior periods. The gain recognized during the period was driven by a decrease in the fair value of the incremental warrants, primarily due to a decline in the Company’s stock price during the quarter. In the absence of new issuances during the period, the full effect of favorable remeasurement was reflected in earnings.
Consolidated - Loss on Settlement of Notes Payable

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of notes payable	$(8,431)	$(15,920)	$7,489	(47.0)%
Loss on settlement of notes payable decreased by $7.5 million, for the three months ended March 31, 2026 compared to the same period in 2025. The favorable variance was primarily driven by a reduction in the average loss rate on conversions, partially offset by an increase in the volume of principal converted.
During the three months ended March 31, 2025 , we experienced higher per-dollar losses on extinguishment as our stock price traded materially above the conversion price floors across all convertible instruments. As a result, the notes were deeply in-the-money at the time of conversion, with shares issued at fair values significantly in excess of the carrying value of the debt extinguished. This resulted in elevated loss rates ranging from approximately 47% to 103% of principal converted.
In contrast, during the three months ended March 31, 2026, our stock price declined to levels at or near the contractual conversion price floors across the portfolio, which substantially reduced the in-the-money spread on conversions. As a result, the average loss rate decreased to approximately 30% of principal converted. Although total principal converted increased to $28.5 million in 2026 from $20.4 million 2025, the lower loss rate more than offset the impact of the higher conversion volume, resulting in an overall decrease in loss on extinguishment for the period.
Consolidated - Loss on Settlement of Related Party Notes Payable

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of related party notes payable	$—	$(1,180)	$1,180	(100.0)%
Loss on settlement of related party notes payable decreased by $1.2 million for the three months ended March 31, 2026, compared to the same period in 2025 driven by the absence of related-party note conversions in the current period. In the prior-year period we recognized a $1.2 million loss on extinguishment related to the conversion of related-party unsecured convertible notes held by Metaverse Horizon Limited (“MHL”), a related party. During the three months ended March 31, 2025 MHL, a related party, converted outstanding debt with a principal balance of $1.5 million into 1,352,767 shares of Class A Common Stock, resulting in an extinguishment loss. No similar transactions occurred during the three months ended March 31, 2026.
Consolidated - Interest Expense

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Interest expense	$(2,478)	$(2,302)	$(176)	7.6%
Interest expense increased by approximately $0.2 million for the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily due to higher interest costs associated with our financial obligations related to the FF aiFactory California manufacturing facility in Hanford, California. The interest expense on this financing obligation increases over time under the effective interest method, as the principal balance remains outstanding until maturity, with capitalized tenant improvement costs funded by a third party also increasing the carrying amount of the liability.
Consolidated - Loss on Digital Assets, net

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Net loss on digital assets	$(1,946)	$—	$(1,946)	NM *
* NM = not meaningful
During the three months ended March 31, 2026, the Company recorded a net loss on digital assets of $1.9 million related to digital assets held by AIXC. The loss reflected realized losses from digital asset transactions and unrealized gains and losses from changes in the fair value of digital assets held as of March 31, 2026. There was no comparable consolidated net loss on digital assets in the prior-year period, as AIXC was acquired by the Company in the third quarter of 2025 and did not hold digital assets within the Company’s consolidated results during the three months ended March 31, 2025.

Consolidated - Other Income, net

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Other income, net	$2,252	$1,784	$468	26.2%
Other income, net increased by $0.5 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by approximately $0.3 million of interest and investment income from AIXC, primarily related to interest income on the Marizyme note receivable and income earned on money market investments. The increase also included higher net foreign currency transaction gains during the current period, recognized by the Company’s China subsidiary on U.S. dollar-denominated debt balances due to Chinese yuan appreciated against the U.S. dollar. Foreign currency effects related to the Company’s operations in the United Arab Emirates were not significant, as the U.A.E. Dirham is pegged to the U.S. dollar.
AIEV Results of Operations
AIEV - Statements of Operations

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$224	$316
Cost of revenue	11,746	21,381
Gross profit	(11,522)	(21,065)
Operating expenses
Research and development	6,986	6,419
Sales and marketing	4,978	2,629
General and administrative	5,647	13,674
Loss on disposal of property, plant, and equipment	328	44
Impairment of intangible assets, including goodwill	2,072	—
Total operating expenses	20,011	22,766

Loss from operations	(31,533)	(43,831)
Change in fair value of notes payable, warrant liabilities, and derivative call options	2,691	51,458
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	1,439	(277)
Loss on settlement of notes payable	(8,431)	(15,920)
Loss on settlement of related party notes payable	—	(1,180)
Interest expense	(2,478)	(2,302)
Other income, net	1,949	1,784
Loss before income taxes	$(36,363)	$(10,268)
AIEV - Revenue

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Revenue	$224	$316	$(92)	(29.1)%
Revenue decreased by $92 thousand for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily due to lower FF vehicle revenue, partially offset by the recognition of $208 thousand of automotive sales revenue from sales of FX Super One vehicles in the U.A.E. The three months ended March 31, 2026 represented the first quarter in which the Company recognized revenue from sales of FX Super One vehicles.

Revenue from FF vehicles was $16 thousand for the three months ended March 31, 2026, consisting of operating lease revenue, compared to $316 thousand for the same period in 2025, consisting of $265 thousand of operating lease revenue and $51 thousand of sales-type lease revenue. The Company did not recognize FF automotive sales revenue during either period.
The co-creation fees recorded as a reduction of revenue under ASC 606 were$186 thousand for the three months ended March 31, 2026, compared to $263 thousand for the same period in 2025.
Looking ahead, the Company intends to continue advancing commercialization of the FX Super One while continuing limited-volume FF 91 deliveries and related leasing activities. The Company is also working on a model of the FX Super One for the U.S. market. Management expects that revenue will remain limited until production volumes, customer deliveries, customer acceptance, and funding availability support increased sales activity. As the FX Super One moves through their planned ramp-up phases, vehicle sales and related leasing activities are expected to become more meaningful drivers of consolidated revenue. The timing and extent of revenue growth will depend on the Company’s ability to execute on product development, manufacturing, supply chain, regulatory, funding, and delivery milestones.
AIEV - Cost of Revenue

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Cost of revenue	$11,746	$21,381	$(9,635)	(45.1)%
Cost of revenue decreased by $9.6 million for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily lower depreciation expense following the $128.9 million impairment of certain property and equipment recognized during the third quarter of 2025, which reduced quarterly depreciation expense by approximately $9.0 million.
AIEV - Research and Development

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Research and development	$6,986	$6,419	$567	8.8%
R&D expense increased by $0.6 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by $1.6 million increase in operating consumables and equipment rental—costs for prototype parts, vehicle purchases for testing, and services supporting development of the FX vehicle platform. These increases were partially offset by a $1.2 million reduction in wages and related benefit, including lower bonus expense.
During the three months ended March 31, 2026, the Company continued R&D activities primarily supporting the FX Super One program, including final validation, U.S. homologation testing, and production readiness initiatives. Development efforts included vehicle performance and durability testing, integration of ADAS, supplier coordination, and prototype tooling. The Company also provided engineering support for technical preparations in the U.A.E. to align manufacturing standards and production planning under its global bridge strategy.
As the Company transitions from an R&D-intensive phase toward commercial production, resources are being strategically reallocated to manufacturing engineering, quality validation, and process optimization. Current R&D initiatives remain focused on vehicle performance, safety system enhancements, software refinement platform development, in collaboration with key technology and supply-chain partners to support scalable FX Series production readiness. During the period, the Company entered into a strategic mass-production engineering services agreement with a major global automotive manufacturer to support manufacturing engineering, validation, and production ramp-up activities for the FX Super One. Activities under this agreement are expected to facilitate commercial production readiness, with associated costs incurred primarily as development and engineering expenditures.

AIEV - Sales and Marketing

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Sales and marketing	$4,978	$2,629	$2,349	89.3%
Sales and marketing expense increased by $2.3 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by a $1.2 million rise in marketing expenses related to the launch and promotion of the FX Super One, including digital campaigns, content development, influencer engagement, and event activations. Additional costs were incurred from expanded marketing activities in the Middle East to support brand visibility in international markets. These increases also include $0.7 million increase in rent and related expense and a $0.3 million increase in wages and related benefits costs.
Throughout 2025 to present, the Company continues to execute an event-driven marketing strategy centered on its Co-Creation model, engaging industry leaders, influencers, and early adopters to promote the brand and its vehicles. This approach supported expanded global visibility through high-profile activations, including the FX Super One global launch in Los Angeles, participation in the Pebble Beach automotive showcase, and the 919 Futurist Day & Stockholders’ Community Day. These initiatives were designed to strengthen brand awareness and customer engagement while maintaining disciplined marketing spend and focused resource allocation.
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
AIEV - General and

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
General and administrative	$5,647	$13,674	$(8,027)	(58.7)%
General and administrative expense decreased by $8.0 million for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily driven by a $8.7 million decrease in professional fees, reflecting reimbursements of legal expenses. These decreases were partially offset by $1.6 million increase due to higher payroll costs.
During the three months ended March 31, 2026, the Company continued to incur general and administrative costs associated with legal, compliance, governance, public company reporting, and strategic initiatives. These activities included matters related to the conclusion of an SEC investigation, ongoing legal and advisory support, corporate governance and compliance activities, and support for financing, capital markets, AIXC integration, expansion into the U.A.E., and Robotics-related strategic initiatives. Payroll costs also increased year-over-year as the Company maintained personnel and management resources to support these expanded activities. Although general and administrative expense decreased compared to the prior-year period, the Company expects G&A costs to continue to reflect the level of legal, compliance, reporting, and strategic activity required to support its evolving business operations.

AIEV - Loss from disposal of property, plant and equipment

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Loss on disposal of property, plant, and equipment	$328	$44	$284	645.5%
Loss on disposal of property, plant, and equipment increased by approximately $0.3 million for the three months ended March 31, 2026, compared to the same period in 2025. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.
AIEV - Goodwill Impairment

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Impairment of intangible assets, including goodwill	$2,072	$—	$2,072	NM
NM = not meaningful
During the three months ended March 31, 2026, the Company recorded a goodwill impairment charge of $2.1 million related to goodwill recognized in connection with the AIXC acquisition and assigned to the Company’s AIEV reporting unit. In connection with the impairment assessment under ASC 350, management compared the estimated fair value of the AIEV reporting unit to its carrying value. The estimated fair value was supported primarily by a market-based valuation approach that considered relevant market indicators, including the Company’s market capitalization, trading volume, market liquidity, and other observable market data. Following the acquisition, the Company identified impairment indicators, including continued operating losses and volatility in market valuation, which resulted in the reporting unit’s estimated fair value falling below its carrying amount. Accordingly, the Company recognized an impairment charge limited to the recorded goodwill balance.
AIEV - Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$2,691	$51,458	$(48,767)	(94.8)%
Change in fair value of notes payable, warrant liabilities, and derivative call options was a gain of $2.7 million for the three months ended March 31, 2026, compared to a gain of $51.5 million for the same period in 2025, representing a $48.8 million decrease in gain. The decrease was primarily due to significantly larger fair value remeasurement gains recognized in the prior-year period, partially offset by current-period fair value gains related to outstanding notes payable, warrant liabilities, and derivative call options.
During the three months ended March 31, 2025, the Company recognized significant gains from decreases in the fair value of notes payable, warrant liabilities, and derivative call options, including gains related to SPA Portfolio Notes, warrants, and Incremental Warrants. These gains were primarily driven by a decline in the Company’s stock price from temporarily elevated levels as of December 31, 2024, when a larger portion of the Company’s equity-linked instruments was deeply in-the-money and highly sensitive to changes in the Company’s stock price.
During the three months ended March 31, 2026, the Company also experienced stock price volatility; however, the fair value impact was less pronounced because certain instruments had moved closer to at-the-money or out-of-the-money levels, reducing their sensitivity to further stock price decreases. Changes in fair value during the period were also affected by the terms of the Company’s hybrid instruments, including conversion price resets, full-ratchet anti-dilution provisions warrant features, derivative call options, volatility assumptions, and changes in the outstanding instrument population. Certain conversions during the period were effected at prices below the stated conversion prices and triggered full-ratchet anti-dilution adjustments on other outstanding instruments, which affected the fair value remeasurement results. As a result, the Company recognized more limited net fair value remeasurement gains in the current period compared to the prior-year period.

Current-period activity also reflected new note issuances, debt conversions, and fair value adjustments during the three months ended March 31, 2026. Third-party notes payable decreased from $60.7 million as of December 31, 2025 to $46.4 million as of March 31, 2026, primarily reflecting $25.3 million of debt converted into equity, partially offset by $5.9 million of new issuances and $5.2 million of fair value adjustments.
AIEV - Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	$1,439	$(277)	$1,716	(619.5)%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options decreased by $1.7 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to current-period fair value changes associated with related-party warrant liabilities and derivative call options, compared to smaller fair value gains in the prior-year period related to related-party unsecured convertible notes.
During the three months ended March 31, 2025, the Company recognized fair value gains related to related-party convertible instruments, including unsecured convertible notes issued to MHL, a related party. The prior-year gains were primarily driven by decreases in the fair value of related-party unsecured convertible notes as the Company’s stock price declined during the period.
During the three months ended March 31, 2026, the change in fair value was larger than in the prior-year period due to changes in the valuation of related-party instruments subject to fair value measurement, including the impact of stock price movements, volatility assumptions, conversion or settlement features, and other instrument-specific terms. As with the Company’s third-party instruments, the fair value of related-party instruments does not move linearly with changes in the Company’s stock price because the instruments include features such as conversion rights, full-ratchet anti-dilution provisions, and other settlement mechanics.
AIEV - Loss on Settlement of Notes Payable

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of notes payable	$(8,431)	$(15,920)	$7,489	(47.0)%
Loss on settlement of notes payable decreased by $7.5 million, for the three months ended March 31, 2026 compared to the same period in 2025. The favorable variance was primarily driven by a lower loss recognized per dollar of principal converted, which more than offset a higher level of conversion activity in the current period. During the three months ended March 31, 2026, the Company converted approximately $28.4 million of principal into Class A Common Stock, compared to approximately $28.5 million of principal converted during the same period in 2025. Despite the higher principal amount converted in the current period, the loss on settlement decreased because the average loss recognized per dollar of principal converted declined significantly.
During the three months ended March 31, 2025, the Company’s stock price was materially above the applicable conversion floor prices for certain converting instruments. As a result, the fair value of shares issued upon conversion exceeded the carrying amount of the debt extinguished by a greater amount, resulting in higher settlement losses, particularly for conversions of Junior Secured SPA Notes and 2023 Unsecured SPA Notes. During the three months ended March 31, 2026, the Company’s stock price had declined to levels closer to the applicable contractual conversion price floors for certain instruments, narrowing the in-the-money spread and reducing the loss recognized on settlement despite the higher volume of principal converted.
The current-period loss primarily related to conversions of 2023 Unsecured SPA Notes, Junior Secured SPA Notes, 2024 Unsecured SPA Notes, 2025 March Unsecured SPA Notes, and 2025 July Unsecured SPA Notes. These conversions resulted in settlement losses of approximately $8.4 million in the aggregate for the three months ended March 31, 2026, compared to approximately $15.9 million in the prior-year period.

AIEV - Loss on Settlement of Related Party Notes Payable

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of related party notes payable	$—	$(1,180)	$1,180	(100.0)%
Loss on settlement of related party notes payable decreased by $1.2 million for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was due to the absence of related-party note conversions during the current period, compared to a loss recognized in the prior-year period from the conversion of related-party unsecured convertible notes. During the three months ended March 31, 2025 MHL, a related party, converted outstanding debt with a principal balance of $1.5 million into 1,352,767 shares of Class A Common Stock, resulting in a $1.2 million loss on extinguishment. No comparable related-party note conversion occurred during the three months ended March 31, 2026.
AIEV - Interest Expense

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Interest expense	$(2,478)	$(2,302)	$(176)	7.6%
Interest expense increased by approximately $0.2 million for the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily due to higher interest costs associated with our financial obligations related to the FF aiFactory California manufacturing facility in Hanford, California. The interest expense on this financing obligation increases over time under the effective interest method, as the principal balance remains outstanding until maturity, with capitalized tenant improvement costs funded by a third party also increasing the carrying amount of the liability.
AIEV - Other Income, net

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Other income, net	$1,949	$1,784	$165	9.2%
Other income, net increased by $0.2 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by lower foreign currency transaction losses in 2025. Although the Chinese yuan appreciated against the U.S. dollar during the current period, overall exchange rate movements were less volatile than the U.S. dollar appreciation experienced in 2025, resulting in a reduced foreign currency impact on the Company’s RMB-denominated monetary balances. Foreign currency effects related to the Company’s operations in the United Arab Emirates were not significant, as the U.A.E. Dirham is pegged to the U.S. dollar.
Robotics Results of Operations
Robotics - Statements of Operations

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$288	$—
Cost of revenue	144	—
Gross profit	$144	$—
Robotics - Revenue

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Revenue	$288	$—	$288	—%

Revenue increased by $288 thousand for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to the recognition $288 thousand of Robotics revenue from sales of Robotics products during the three months ended March 31, 2026. The three months ended March 31, 2026 represented the first quarter in which the Company recognized revenue from sales of Robotics products.
The co-creation fees recorded as a reduction of revenue under ASC 606 were $12 thousand for the three months ended March 31, 2026, compared to none for the same period in 2025.
Looking ahead, the Company intends to continue advancing commercialization of Robotics products. Management expects that revenue will remain limited until production volumes, customer deliveries, customer acceptance, and funding availability support increased sales activity. As Robotics products move through their planned ramp-up phases, Robotics product sales are expected to become more meaningful drivers of consolidated revenue. The timing and extent of revenue growth, if any, will depend on the Company’s ability to execute on product development, manufacturing, supply chain, regulatory, funding, and delivery milestones.
Robotics - Cost of Revenue

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Cost of revenue	$144	$—	$144	—%
Cost of revenue increased by $144 thousand for the three months ended March 31, 2026, compared to the same period in 2025. Cost of Robotics revenue includes product costs, freight, and import fees.
AIXC Results of Operations
AIXC - Statements of Operations

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating expenses
Research and development	$4	$—
Sales and marketing	638	—
General and administrative	3,548	—
Impairment of intangible assets, including goodwill	183	—
Credit loss expense - short-term note receivable	143	—
Total operating expenses	4,516	—

Loss from operations	(4,516)	—
Change in fair value of notes payable, warrant liabilities, and derivative call options	80	—
Net loss on digital assets	(1,946)	—
Other income, net	303	—
Loss before income taxes	$(6,079)	$—
AIXC - Research and Development

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Research and development	$4	$—	$4	NM *
NM = not meaningful
R&D expense increased by $4 thousand for the three months ended March 31, 2026, compared to the same period in 2025. The increase was due to minimal research and development activity at AIXC, which had no comparable consolidated amount in the prior-year period because AIXC was acquired in the third quarter of 2025. The impact on consolidated results was immaterial.
AIXC - General and Administrative

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
General and administrative	$3,548	$—	$3,548	NM *
NM = not meaningful
General and administrative expense increased by $3.5 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase reflects AIXC’s current-period operating activity following its acquisition, primarily driven by approximately $1.9 million of professional-service costs, including legal, accounting, consulting, investor relations, and director-related costs; approximately $0.5 million of master service fees charged by the Company’s AIEV reporting segment; approximately $0.7 million of personnel-related costs; and approximately $0.3 million of insurance expense. Because AIXC was acquired in the third quarter of 2025, there was no comparable consolidated amount in the prior-year period.

AIXC - Impairment of Intangible Assets

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Impairment of intangible assets, including goodwill	$183	$—	$183	NM*
NM = not meaningful
During the three months ended March 31, 2026, we recorded a $0.2 million impairment charge related to AIXC capitalized software costs, compared to no impairment charge during the three months ended March 31, 2025. The increase was due to the impairment of certain AIXC capitalized software development costs in the current period following management’s reassessment of the related projects. There was no comparable impairment in the prior-year period because the Company did not consolidate AIXC during the three months ended March 31, 2025.
AIXC - Credit Loss

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Credit loss expense - short-term note receivable	$143	$—	$143	NM*
NM = not meaningful
During the three months ended March 31, 2026, we recorded a $0.1 million of credit loss expense primarily related to interest accrued on the Marizyme promissory note acquired in connection with the AIXC business combination. In the fourth quarter of 2025, AIXC wrote off substantially all of the outstanding principal balance of the note due to Marizyme’s bankruptcy status. The Company recorded an additional allowance for expected credit losses under ASC 326 for interest accrued during the current period because collectability of the accrued interest was not expected. There was no comparable consolidated credit loss expense related to the Marizyme note in the prior-year period, as AIXC was acquired by the Company in the third quarter of 2025.

AIXC - Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$80	$—	$80	NM *
* NM = not meaningful
The change in fair value of financial instruments was $0.1 million for the three months ended March 31, 2026, reflecting the period-end remeasurement of AIXC’s single fair value–measured instrument following its acquisition. There were no comparable amounts in the prior year as AIXC was acquired by the Company in the third quarter of 2025.
AIXC - Net Loss on Digital Assets, net

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Net loss on digital assets	$(1,946)	$—	$(1,946)	NM *
NM = not meaningful
Net loss on digital assets increased by $1.9 million for the three months ended March 31, 2026, compared to the same period in 2025. The loss reflected realized losses from digital asset transactions and unrealized gains and losses from changes in the fair value of digital assets held as of March 31, 2026. There was no comparable consolidated net loss on digital assets in the prior-year period, as AIXC was acquired by the Company in the third quarter of 2025 and did not hold digital assets within the Company’s consolidated results during the three months ended March 31, 2025.
AIXC - Other Income (loss), net

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Other income, net	$303	$—	$303	NM *
NM = not meaningful
Other income, net increased by $0.3 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily driven by interest and investment income from AIXC, including interest income on the Marizyme Notes and income earned on money market investments. Because AIXC was acquired in the third quarter of 2025, there was no comparable consolidated amount in the prior-year period.
Liquidity and Capital Resources
Going Concern
Conditions Raising Substantial Doubt
We have evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that the Unaudited Condensed Consolidated Financial Statements are issued. In accordance with ASC 205-40, Presentation of Financial Statements — Going Concern, management considered our recurring losses from operations since inception and continued cash outflows from operating activities. Based on this evaluation, we concluded that substantial doubt exists regarding our ability to continue as a going concern for the one-year period following issuance of these Unaudited Condensed Consolidated Financial Statements.
We have devoted, and expect to continue to devote, substantial effort and capital resources to strategic planning, engineering, design, and development of our electric vehicle platform, development of vehicle models, completion of the FF aiFactory California manufacturing facility, and capital raising activities. As of March 31, 2026, we had an accumulated deficit of $4,743.9 million, unrestricted cash of $12.2 million, and negative working capital of $76.0 million. We incurred a net loss of $42.3 million for the three months ended March 31, 2026. This condition, together with our accumulated deficit and liquidity constraints, contributes to management’s determination that there is substantial doubt about our ability to continue as a going concern under ASC 205-40.
We project that we will require substantial additional funding to continue operations, advance development and future production planning related to our FF Series program, initiate production of our FX Series vehicles, and continue and expand our robotics production and commercialization activities. Management also considered our cash flow forecast through the one-year assessment period, including expected operating cash outflows, production readiness and commercialization activities for the FX Series and Robotics products, and corporate overhead. The forecast indicates continued liquidity pressure during the assessment period and dependence on timely execution of financing activities. If additional capital is not secured, we may not have sufficient resources to meet our obligations or continue operations, which could result in bankruptcy protection and asset liquidation, with equity holders receiving little to no recovery. Although we expect that the launch of the FX Series and the expansion of robotics commercialization activities may support future revenue generation and operational performance, these initiatives are subject to execution, market acceptance, and funding risks, and there can be no assurance that sufficient liquidity will be generated within the next twelve months.
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
We have issued various financing arrangements collectively known as the SPA Portfolio Notes. These are categorized as follows: (i) Secured SPA Notes; (ii) 2023 Unsecured SPA Notes; (iii) Junior Secured SPA Notes; (iv) 2024 Unsecured SPA Notes (v), 2025 March Unsecured SPA Notes, and (vi) 2025 July Unsecured SPA Notes, and 2025 July Unsecured SPA Notes. As of March 31, 2026, the SPA Portfolio Notes were in good standing.
As of March 31, 2026, SPA Commitments totaled $739.0 million, of which $517.5 million was funded, $177.2 million expired unfunded, $44.3 million remained to be funded, and $48.0 million in principal was outstanding. Optional Commitments totaled $467.0 million, of which $106.0 million was funded, $327.5 million expired unfunded, $33.5 million remained to be funded, and $7.1 million was outstanding. Remaining amounts are subject to closing conditions, including minimum share price and trading volume requirements.
We may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional financing on acceptable terms or at all.
We have implemented capital raising initiatives, including our At-The-Market (“ATM”) offering program, subject to authorized share availability and compliance with securities laws and Nasdaq listing requirements.
Operational Context
During 2023, we commenced deliveries of the FF 91. We are currently manufacturing the FF 91 and plan to manufacture FF 92 models within the FF Series. The FX Series was launched in 2025, beginning with the Super One model, and we are currently accepting reservation deposits. Broader production and delivery expansion are expected to occur as production readiness activities are completed.
In 2025, we also advanced initiatives in robotics and intelligent automation and continued developing digital asset initiatives. In 2026, we commenced sales of our FX Series vehicles and robotics products. However, these sales remain in the early stages and are not expected to generate sufficient near-term cash flows to fund operations without additional financing.
Equity Issuance Constraints and ATM Program
On September 26, 2023, we entered into a sales agreement under our ATM Program permitting aggregate gross sales proceeds of up to $90.0 million, subject to share availability and regulatory compliance.
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
Strategic Investment
On September 29, 2025, we completed our investment in AIXC. This transaction was executed as part of a broader strategy to pursue non-automotive initiatives. AIXC’s historical operations were immaterial to consolidated results for the three months ended March 31, 2026.
Risks Affecting Liquidity
We continue to explore financing alternatives; however, delays in securing funding commitments have constrained production activities. Capital raising efforts may be unsuccessful or delayed, and actual professional fees and financing-related costs may exceed management’s projections.
Our capital raising efforts remain subject to Nasdaq listing standards, authorized share limitations, and anti-dilution features in existing instruments.
Our liquidity is also influenced by supplier payment terms, advance deposit requirements, reliance on third-party partners, and capital market conditions affecting the electric vehicle industry.
Elevated U.S. import tariffs on EV components sourced from China may increase manufacturing costs as production scales. While tariffs did not materially impact 2026 cost of goods sold due to limited production volume, continued reliance on China-based suppliers may increase input costs and funding needs in the future as production scales.
Going Concern Determination
Despite management’s plans, our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern within one year after the date these Unaudited Condensed Consolidated Financial Statements are issued, as contemplated by ASC 205-40.
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern.
Sources of Liquidity
As of March 31, 2026, our principal source of liquidity was cash on hand totaling $12.2 million, which was held for working capital and general corporate purposes. We also have access to various sources of additional capital, including the SEPA and the SPA Commitments. Our ability to access these sources of capital and further information on amounts available is discussed in Note 2, Liquidity and Capital Resources and Going Concern, of the notes to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.
Significant Related Party Notes Payable and Notes Payable Facilities
We have been significantly funded by notes payable from related parties and third parties. The related parties include employees as well as affiliates of employees and affiliates and other companies controlled or previously controlled by our founder and sole Global Chief Executive Officer and Principal Executive Officer, Mr. Yueting Jia. For more information on the outstanding related party notes payable and notes payable as well as the related schedules of maturities, see Note 8, Notes Payable, and Note 9, Related Party Transactions, of the notes to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.
The Company has entered into notes payable agreements with third parties. The tables below summarize these agreements as of March 31, 2026 and December 31, 2025, providing details on contractual maturity dates, contractual interest rates, unpaid principal balances, fair value adjustments, original issue discounts, including proceeds allocated to warrants, and net carrying values.
On September 29, 2025,the Company obtained control of AIXC. Accordingly, AIXC’s assets and liabilities, including its outstanding debt instruments, have been consolidated as of September 29, 2025. The inclusion of AIXC’s debt in the consolidated balances below reflects the fair value of such obligations recognized upon initial consolidation.

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

March 31, 2026
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
2023 Unsecured SPA Notes	Various through March 2032	10%	-	15%	$4,753	$78	$(475)	$4,356
Junior Secured SPA Notes	Various through December 2030	10%	7,107	156	—	7,263
2024 Unsecured SPA Notes	July 2030	10%	33	7	—	40
2025 March Unsecured SPA Notes	Various through March 2031	10%	8,538	(2,393)	(2,703)	3,442
2025 July Unsecured SPA Notes	August 2030	10%	29,193	(422)	(5,993)	22,778
Unsecured Convertible Notes	Various dates in 2026	4.27%	5,500	(1,361)	—	4,139
Notes payable – China other	Due on Demand	—%	4,349	—	—	4,349
$59,473	$(3,935)	$(9,171)	$46,367

Notes payable, current portion	$4,349
Notes payable, long-term portion	$42,018

The Company has entered into notes payable agreements with related parties. The Company receives funding through notes payable from various parties, including related parties. These related parties include employees, affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s CEO, Mr. Yueting Jia. The tables below summarize the related party note payable agreements as of March 31, 2026 and December 31, 2025, providing details on contractual maturity dates, contractual interest rates, and net carrying values.

	March 31, 2026
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Notes Payable — China	December 2028	—%	$3,682
Notes Payable on Demand — China	Due on Demand	—%	435
Other Notes	Due on Demand	12.0%	75
			$4,192

Related party notes payable, current			$1,510
Related party notes payable, long-term			$2,682
Cash Flow Analysis

(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(31,472)	$(20,295)
Investing activities	$1,274	$(1,568)
Financing activities	$7,835	$24,601
Effect of exchange rate changes on cash and restricted cash	$(331)	$(419)
Operating Activities
We continue to experience negative operating cash flows as we advance the design and development of our vehicles and expand our infrastructure in both the United States and China. Our operating cash flows are significantly affected by fluctuations in working capital components, including changes in personnel expenses, accounts payable, accrued interest, other current liabilities, deposits, and current assets. For the three months ended March 31, 2026, net cash used in operating activities was $31.5 million, compared to $20.3 million for the same period in 2025, reflecting an $11.2 million increase in cash outflows.
Net loss: Net loss increased by $32.0 million for the three months ended March 31, 2026, compared to the same period in 2025, reflecting an unfavorable year-over-year change in operating results.
Non-cash adjustments: Non-cash adjustments increased by $33.5 million for the three months ended March 31, 2026 compared to the same period in 2025. This increase was comprised of a $48.7 million decrease in gain from the Change in fair value of notes payable, warrant liabilities, and derivative liabilities, and a $1.9 million net loss on digital assets. These adjustments were partially offset by a $9.4 million reduction in Depreciation and amortization expense and a $7.5 million decrease in Loss on settlement of notes payable.
Changes in working capital: Changes in working capital were unfavorable by $12.7 million for the three months ended March 31, 2026 compared to the same period in 2025. For the three months ended March 31, 2026, changes in working capital included a $0.5 million reduction in Related party accrued expenses and other current and non-current liabilities, and an $8.6 million reduction in Accrued expenses and other current and non-current liabilities.
Investing Activities
Net cash provided in investing activities was $1.3 million for the three months ended March 31, 2026, compared to $1.6 million used for the same period in 2025, reflecting an increase of $2.8 million in cash provided by investing activities. The increase in cash was primarily attributable to a $2.1 million due to Sale of digital assets and decline of $1.3 million of Payments for property and equipment.
Financing Activities
Amid a challenging financing environment, we are actively seeking strategic opportunities to boost our cash reserves and support growth using a mix of convertible loans and non-convertible funding. For the three months ended March 31, 2026, financing activities provided a net cash inflow of $7.8 million, compared to a net cash inflow of $24.6 million for the same period in 2025—a decline of $16.8 million. This decline reflects lower financing proceeds in the current period compared to the prior-year period, as the Company continued to pursue financing in a challenging capital markets environment. In 2026, proceeds from notes payable were $8.8 million, down by $13.2 million from $22.0 million in 2025.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The effect of exchange rates changes on cash and restricted cash was insignificant for the three months ended March 31, 2026, and 2025. The effects of exchange rate changes on cash and restricted cash result from fluctuations in the translation of assets and liabilities denominated in foreign currencies, primarily Chinese Yuan. Fluctuations in exchange rates against the U.S. Dollar may positively or negatively affect our operating results.
Subsequent Financing Transactions
Subsequent to March 31, 2026, the Company completed additional private financing transactions, including the amended and restated Gold King Arthur Holding Limited securities purchase arrangement and the Streeterville Capital, LLC notes financing. These transactions provided additional liquidity after quarter-end; however, the Company continues to require substantial additional capital to fund operations, satisfy obligations, support production readiness and commercialization activities, and execute its business plan.
Off-Balance Sheet Arrangements
We did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, we did not have any off-balance sheet arrangements as of March 31, 2026 and December 31, 2025.
Critical Accounting Estimates
The preparation of our Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2026, in accordance GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of expenses during the reporting period. Management bases these estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources.
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
Critical accounting estimates are defined as estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. For a description of our critical accounting estimates, refer to the section titled “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7 of our Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.
As of the date of this report, there have been no material changes to our critical accounting estimates described in the Form 10-K.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including its Global Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Global Chief Executive Officer Yueting Jia and CFO Koti Meka (Principal Executive Officer and Principal Financial and Accounting Officer, respectively) have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026 due to a remaining material weakness related to the design and maintenance of formal accounting policies and procedures, described below.
Material Weakness in Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act.
As of December 31, 2024 (“FY24”), the Company identified nine material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.
The Company has made substantial progress in remediating the previously identified material weaknesses in internal control over financial reporting. During 2025 (“FY25”), management designed and implemented internal controls remediating eight of the nine material weaknesses listed below:
•Ineffective control environment commensurate with the Company’s financial reporting requirements;
•Ineffective controls addressing risks of material misstatement;
•Ineffective communication and information-sharing controls among the legal, capital markets, accounting, and finance functions;
•Ineffective controls over the identification and accounting for certain non-routine, unusual, or complex transactions;
•Ineffective information technology (“IT”) general controls relevant to financial reporting;
•Ineffective controls related to maintaining integrity and ethical values within the control environment;
•Ineffective controls over the identification and disclosure of certain related-party arrangements and transactions; and
•Lack of formal cybersecurity incident reporting procedures to ensure material incidents were communicated to the Board of Directors.
Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting
In 2026, management will continue to monitor and test controls related to the material weaknesses to ensure they operate effectively over a sustained period.
To address the remaining material weakness, the Company intends to continue its remediation efforts through the further development and formalization of accounting policies, procedures. These efforts include working with third-party consultants and technical accounting advisors to assist with the documentation and enhancement of accounting policies and procedures. In the interim, the Company has implemented compensating controls, including enhanced management review procedures and formal accounting memoranda for significant and complex transactions.

The Company will continue to monitor and test these controls to evaluate their ongoing effectiveness. However, if remediation efforts are not successfully sustained, the effectiveness of the Company’s internal control over financial reporting could be adversely affected. Internal controls are inherently subject to limitations, including human error, management judgment, resource constraints, and the risk of fraud. Additionally, turnover in key personnel within accounting, finance, or legal functions could impact the Company’s ability to maintain effective internal controls and execute its remediation activities. If the Company is unable to maintain effective internal control over financial reporting, it may not be able to accurately record, process, or report financial information on a timely basis or prepare financial statements within the timeframes required by the SEC. Any such deficiencies could adversely affect the Company’s business, reputation, investor confidence, and the market price of its Class A Common Stock. In addition, failure to maintain effective internal controls could result in increased regulatory scrutiny, litigation exposure, potential delisting of the Company’s securities, and diversion of management’s attention and resources from normal business operations, which could materially and adversely affect the Company’s financial condition and results of operations.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation activities described above, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is currently a party to various legal or governmental proceedings, the outcome of which, although currently uncertain, if determined adversely to us, could individually or in the aggregate have a material adverse effect on the Company’s business, financial condition, and results of operations. See the section titled “Legal Proceedings” in Note 12, Commitments and Contingencies included in the notes to the Company’s Unaudited Condensed Consolidated Financial Statements contained within this Form 10-Q for further discussion of its material legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026.
Item 2. Unregistered Sales Of Equity Securities, Use Of Proceeds And Issuer Purchases Of Equity Securities
Unregistered Equity Issuance – SPA Portfolio Conversions
During the three months ended March 31, 2026, the Company issued convertible promissory notes, related warrants and incremental warrants pursuant to various Securities Purchase Agreements. These instruments form the Company’s SPA Portfolio Notes financing program. As of March 31, 2026 the Company had received $4.7 million in proceeds in advance of the fourth closing of the 2025 March Unsecured SPA Notes, which have not closed as of the issuance date of this report. The corresponding notes are reported as outstanding as of period end.
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
The shares of Class A common stock issuable upon conversion of the outstanding 2023 Unsecured SPA Notes, incremental Junior Secured SPA Notes, incremental 2024 Unsecured SPA Notes and 2025 March Unsecured SPA Notes were partially registered for resale under effective registration statements. As of the date of this report, the shares issuable upon conversion of the 2025 July Unsecured SPA Notes and upon exercise of any warrants or Incremental Warrants issued in connection with the SPA Portfolio Notes program have not been registered for resale under an effective registration statement. However, certain holders may be able to resell shares issued upon conversion or exercise pursuant to an exemption from registration, including Rule 144 under the Securities Act, subject to satisfaction of the applicable conditions.

Unregistered Equity Issuance – COSTAMP S.R.L Settlement
In December 2025, the Company entered into a Settlement and Release Agreement with COSTAMP S.r.l. (“COSTAMP”) to resolve the lawsuit captioned CoStamp Group S.r.l. v. Faraday Future Intelligent Electric, Inc., Case No. 25-CV-4531, pending in the U.S. District Court for the Central District of California. Under the settlement, the Company agreed to settle the matter for total consideration of $1.6 million, consisting of $0.6 million of cash payments and $1.1 million of shares of Class A Common Stock. Pursuant to a Share Issuance Agreement entered into in connection with the settlement, the shares were issued on January 13, 2026 and were not registered as of March 31, 2026 under the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. No general solicitation or advertising was used in connection with the issuance. The number of shares issued was based on the Nasdaq closing price of the Company’s Class A Common Stock on the trading day immediately prior to the issuance date.
Pursuant to the terms of the Settlement and Release Agreement and related Share Issuance Agreement, if the Company fails to timely issue and deliver the shares, file a resale registration statement within the required period, or cause such registration statement to be declared effective within the required period, the share component will no longer be satisfied in shares and will instead become payable in cash in monthly installments.
Unregistered Equity and Equity-Linked Securities Expected to Be Issued Subsequent to March 31, 2026
In April 2026, the Company amended and restated its previously disclosed securities purchase agreement with Gold King Arthur Holding Limited, a third-party investor designated by AIXC. The Company expects to issue certain unregistered equity and equity-linked securities. The securities are expected to be issued in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D.
Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. None.
Item 6. Exhibits

Exhibit No.	Description of Exhibits	Incorporation by Reference
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on February 20, 2026
3.2	Certificate of Elimination of Series A Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on February 20, 2026
10.1* @	Engineering Service Agreement, dated February 4, 2026, by and between Hebei Huanzhou Automobile Sales Co., Ltd. and GlobeX AI Hong Kong Holding Limited.	N/A
10.2* @	Engineering Service Supplemental Agreement, dated April 30, 2026, by and between Hebei Huanzhou Automobile Sales Co., Ltd. and GlobeX AI Hong Kong Holding Limited.	N/A
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
***	Furnished herewith.
@	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the omitted information is not material and is the type of information that the registrant treats as private or confidential.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Faraday Future Intelligent Electric Inc.

Date:	May 14, 2026	By:	/s/ Yueting Jia
Yueting Jia
Global Chief Executive Officer
Principal Executive Officer

Date:	May 14, 2026	By:	/s/ Koti Meka
Koti Meka
Chief Financial Officer
Principal Financial and Accounting Officer