Form 10-Q
period 2026-06-30
FARADAY FUTURE INTELLIGENT ELECTRIC INC.
filed 2026-08-13
CIK 1805521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The registrant had outstanding 3,855,256 shares of Class A common stock and 45 shares of Class B common stock as of August 6, 2026.

Faraday Future Intelligent Electric Inc.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Faraday Future Intelligent Electric Inc. Unaudited Condensed Consolidated Balance Sheets (in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$11,196	$34,927
Restricted cash, current	12,537	27
Digital assets	5,213	10,250
Accounts receivable	400	257
Notes receivable, net of allowance for credit losses of zero and $4,555 and as of June 30, 2026, and December 31, 2025, respectively	—	343
Inventory, net (see Note 4)	3,185	3,258
Deposits (see Note 5)	13,368	10,499
Other current assets (see Note 5)	6,241	8,963
Total current assets	52,140	68,524
Restricted cash, non-current	30,152	—
Property, plant and equipment, net	140,026	155,303
Operating lease right-of-use assets, net	14,784	4,950
Intangible assets, net	554	4,639
Goodwill	23,692	25,764
Other non-current assets (see Notes 4 and 5)	18,454	18,682
Total assets	$279,802	$277,862
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$49,444	$57,277
Accrued expenses and other current liabilities (see Note 7)	41,422	45,499
Related party accrued expenses and other current liabilities (see Note 7)	12,669	13,179
Warrant liabilities	768	1,950
Related party accrued interest	18	19,933
Other financing liabilities, current portion	1,063	951
Operating lease liabilities, current portion	864	1,443
Notes payable, current portion	27,977	4,432
Related party notes payable	1,696	3,507
Total current liabilities	135,921	148,171

Other financing liabilities, long term portion	48,587	46,867
Operating lease liabilities, long term portion	12,383	3,471
Notes payable, long term portion	71,951	56,234
Related party notes payable, long term portion	2,505	772
Derivative call options	4,814	10,042
Related party derivative call options	980	2,504
Other liabilities	1,249	2,042
Total liabilities	278,390	270,103

Commitments and Contingencies (Note 12)

Stockholders’ equity (deficit)
Class A Common Stock, 0.0001 par value;448,384,199 and 228,041,297 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 2,401,275 and 1,327,538 shares issued and 2,388,454 and 1,327,538 shares outstanding as of June 30, 2026 and December 31, 2025, respectively (1)	—	—
Class B Common Stock, 0.0001 par value; 4,429,688 shares authorized; 45 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	—	—
Preferred Stock, 0.0001 par value; 22,915,032 and 5,931,000 shares authorized as of June 30, 2026 and December 31, 2025 respectively; zero and one shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Series B Preferred Stock, $0.0001 par value; 12,000,000 and 12,000,000 shares authorized as of June 30, 2026 and December 31, 2025 respectively; 4,948,854 and 7,184,760 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	4,751,694	4,673,887
Accumulated other comprehensive income	943	3,817
Accumulated deficit	(4,779,927)	(4,705,042)
Total stockholders’ deficit attributable to the Company	(27,290)	(27,338)
Noncontrolling interest	28,702	35,097
Total stockholders' equity	1,412	7,759
Total liabilities and stockholders’ equity	$279,802	$277,862

(1)	Retrospectively adjusted for the effect of the Reverse Stock Split effected on July 24, 2026.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$836	$54	$1,348	$370
Cost of revenue	11,538	26,912	23,428	48,293
Gross profit	(10,702)	(26,858)	(22,080)	(47,923)
Operating expenses
Research and development	4,143	5,004	11,133	11,423
Sales and marketing	2,060	1,873	7,676	4,502
General and administrative	14,305	14,097	23,500	27,771
Loss (Gain) on disposal of property, plant, and equipment	(12)	276	316	320
Impairment of long-lived assets and deposits	—	—	183	—
Impairment of intangible assets, including goodwill	3,629	—	5,701	—
Credit loss expense - short-term note receivable	—	—	143	—
Total operating expenses	24,125	21,250	48,652	44,016
Loss from operations	(34,827)	(48,108)	(70,732)	(91,939)
Change in fair value of notes payable, warrant liabilities, and derivative call options	1,261	(46,078)	4,032	5,380
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	85	(5,150)	1,524	(5,427)
Loss on settlement of notes payable	(7,845)	(22,458)	(16,276)	(38,378)
Loss on settlement of related party notes payable	—	(1,860)	—	(3,040)
Loss on settlement of notes receivable	(376)	—	(376)	—
Interest expense	(2,348)	(812)	(4,826)	(3,114)
Net loss on digital assets	(984)	—	(2,930)	—
Other income (expense), net	5,165	(210)	7,417	1,574
Loss before income taxes	(39,869)	(124,676)	(82,167)	(134,944)
Income tax benefit (expense)	906	—	887	(10)
Net loss	(38,963)	(124,676)	(81,280)	(134,954)
Less: Net loss attributable to noncontrolling interest	2,934	—	6,395	—
Net loss attributable to Faraday Future Intelligent Electric Inc.	$(36,029)	$(124,676)	$(74,885)	$(134,954)

Per share information (See Note 16):
Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(17.38)	$(180.32)	$(42.74)	$(225.41)
Diluted	$(17.38)	$(180.32)	$(42.74)	$(225.41)
Weighted average common shares used in computing net loss per share of Class A and Class B Common Stock (1):
Basic	2,080,711	691,415	1,757,176	598,696
Diluted	2,080,711	691,415	1,757,176	598,696

Total comprehensive loss
Net loss	$(38,963)	$(124,676)	$(81,280)	$(134,954)
Foreign currency translation adjustment	(1,630)	(895)	(2,874)	(589)
Total comprehensive loss	$(40,593)	$(125,571)	$(84,154)	$(135,543)
(1)    Retrospectively adjusted for the effect of the Reverse Stock Split effected on July 24, 2026.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock (1)				Preferred Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit Attributable to the Company	Noncontrolling Interests	Total Stockholder’s Equity
	Class A		Class B		Series B		Series C
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount
Balance as of December 31, 2025	1,327,538	$—	45	$—	7,184,760	$—	—	$—	$4,673,887	$3,817	$(4,705,042)	$(27,338)	$35,097	$7,759
Conversion of notes payable and accrued interest into Class A Common Stock ( Note 8)	1,047,933	—	—	—	(2,235,906)	—	—	—	56,234	—	—	56,234	—	56,234
Issuance of Class A Common Stock held for a consolidated subsidiary (see Note 13)	12,821	—	—	—	—	—	—	—	500	—	—	500	—	500
Elimination of Class A Common Stock held for the benefit of a consolidated subsidiary (See Note 13)	(12,821)	—	—	—	—	—	—	—	(500)	—	—	(500)	—	(500)
Issuance of Series C Preferred Stock held for a consolidated subsidiary (see Note 13)	—	—	—	—	—	—	11,502	—	11,502	—	—	11,502	—	11,502
Elimination of Series C Preferred Stock held for the benefit of a consolidated subsidiary (see Note 13)	—	—	—	—	—	—	(11,502)	—	(11,502)	—	—	(11,502)	—	(11,502)
Issuance of Class A common stock to vendor	10,042	—	—	—	—	—	—	—	1,210	—	—	1,210	—	1,210
Release Chongqing accrued interest and penalties	—	—	—	—	—	—	—	—	20,196	—	—	20,196	—	20,196
Stock-based compensation	—	—	—	—	—	—	—	—	33	—	—	33	—	33
Issuance of Class A Common Stock upon RSU vesting, net of shares withheld for taxes	2,941	—	—	—	—	—	—	—	134	—	—	134	—	134
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,874)	—	(2,874)	—	(2,874)
Net loss	—	—	—	—	—	—	—	—	—	—	(74,885)	(74,885)	(6,395)	(81,280)
Balance as of June 30, 2026	2,388,454	$—	45	$—	4,948,854	$—	—	$—	$4,751,694	$943	$(4,779,927)	$(27,290)	$28,702	$1,412

(1)	Retrospectively adjusted for the effect of the Reverse Stock Split effected on July 24, 2026.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock (1)				Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B		Series B
	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount
Balance as of December 31, 2024	439,461	$—	45	$—	—	$—	$4,421,569	$7,744	$(4,314,346)	$114,967
Conversion of notes payable and accrued interest into Class A Common Stock	367,215	—	—	—	(1,952,629)	—	76,990	—	—	76,990
Issuance of preferred stock series B to SPA noteholders	—	—	—	—	6,352,861	—	—	—	—	—
Settlement of HSL s.r.l. lawsuit with issuance of Class A Common Stock	10,607	—	—	—	—	—	2,245	—	—	2,245
Stock-based compensation	—	—	—	—	—	—	469	—	—	469
Issuance of shares for RSU vesting net of tax withholdings	865	—	—	—	—	—	74	—	—	74
Chongqing related party debt restructuring	—	—	—	—	—	—	654	—	—	654
Foreign currency translation adjustment	—	—	—	—	—	—	—	(589)	—	(589)
Net loss	—	—	—	—	—	—	—	—	(134,954)	(134,954)
Balance as of June 30, 2025	818,148	$—	45	$—	4,400,232	$—	$4,502,001	$7,155	$(4,449,300)	$59,856
(1)    Retrospectively adjusted for the effect of the Reverse Stock Split effected on July 24, 2026.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock (1)				Preferred Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit Attributable to the Company	Noncontrolling Interests	Total Stockholder’s Equity
	Class A		Class B		Series B		Series C
	Outstanding	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount	Outstanding Shares	Amount
Balance as of March 31, 2026	1,882,731	$—	45	$—	6,128,378	$—	—	$—	$4,728,930	$2,573	$(4,743,898)	$(12,395)	$31,636	$19,241
Conversion of notes payable and accrued interest into Class A Common Stock ( Note 8)	499,104	—	—	—	(1,179,524)	—	—	—	22,486	—	—	22,486	—	22,486
Issuance of Class A Common Stock held for a consolidated subsidiary (see Note 13)	12,821	—	—	—	—	—	—	—	500	—	—	500	—	500
Elimination of Class A Common Stock held for the benefit of a consolidated subsidiary (see Note 13)	(12,821)	—	—	—	—	—	—	—	(500)	—	—	(500)	—	(500)
Issuance of Series C Preferred Stock held for a consolidated subsidiary (see Note 13)	—	—	—	—	—	—	11,502	—	11,502	—	—	11,502	—	11,502
Elimination of Series C Preferred Stock held for the benefit of a consolidated subsidiary (see Note 13)	—	—	—	—	—	—	(11,502)	—	(11,502)	—	—	(11,502)	—	(11,502)
Issuance of Class A common stock to vendor	3,678	—	—	—	—	—	—	—	160	—	—	160	—	160
Stock-based compensation	—	—	—	—	—	—	—	—	(16)	—	—	(16)	—	(16)
Issuance of Class A Common Stock upon RSU vesting, net of shares withheld for taxes	2,941	—	—	—	—	—	—	—	134	—	—	134	—	134
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,630)	—	(1,630)	—	(1,630)
Net loss	—	—	—	—	—	—	—	—	—	—	(36,029)	(36,029)	(2,934)	(38,963)
Balance as of June 30, 2026	2,388,454	$—	45	$—	4,948,854	$—	—	$—	$4,751,694	$943	$(4,779,927)	$(27,290)	$28,702	$1,412

(1)    Retrospectively adjusted for the effect of the Reverse Stock Split effected on July 24, 2026.accompanying notes are an integral part of

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock (1)				Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B		Series B
	Shares	Amount	Shares	Amount	Outstanding Shares	Amount
Balance as of March 31, 2025	578,578	$—	45	$—	—	$—	$4,456,382	$8,050	$(4,324,624)	$139,808
Conversion of notes payable and accrued interest into Class A Common Stock	233,338	—	—	—	(1,952,629)	—	44,317	—	—	44,317
Issuance of Series B Preferred Stock to SPA noteholders	—	—	—	—	6,352,861	—	—	—	—	—
Settlements with issuance of Class A Common Stock	5,446	—	—	—	—	—	1,060	—	—	1,060
Stock-based compensation	—	—	—	—	—	—	168	—	—	168
Issuance of shares for RSU vesting net of tax withholdings	786	—	—	—	—	—	74	—	—	74
Foreign currency translation adjustment	—	—	—	—	—	—	—	(895)	—	(895)
Net loss	—	—	—	—	—	—	—	—	(124,676)	(124,676)
Balance as of June 30, 2025	818,148	$—	45	$—	4,400,232	$—	$4,502,001	$7,155	$(4,449,300)	$59,856
(1)    Retrospectively adjusted for the effect of the Reverse Stock Split effected on July 24, 2026.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(81,280)	$(134,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,106	37,308
Amortization of operating lease right-of-use assets	1,638	1,296
Non-cash interest expense	2,903	1,815
Loss on digital assets, net	2,930	—
Loss on disposal of property and equipment, net	316	320
Impairment of assets	183	—
Impairment of intangible assets, including goodwill	5,701	—
Stock-based compensation	(300)	1,198
Reserve on inventory	—	3,753
Credit loss expense	143	—
Accrued interest on short-term note receivable	(276)	—
Payments for operating expenses made with digital assets	338	—
Loss on settlement of notes payable	16,276	38,378
Loss on settlement of related party notes payable	—	3,040
Loss on settlement of short-term notes receivable	376	—
Non-cash adjustments to current and non-current assets and liabilities	(5,804)	(295)
Change in fair value of notes payable, warrant liabilities, and derivative liabilities	(4,032)	(5,380)
Change in fair value of related party notes payable, warrant liabilities, and derivative liabilities	(1,524)	5,427
Other	(269)	168
Changes in operating assets and liabilities
Accounts receivables	(143)	(645)
Inventory	717	630
Deposits	(2,289)	(2,331)
Accounts payable	(6,415)	(4,059)
Accrued expenses and other current and non-current liabilities	164	11,241
Related party accrued expenses and other current and non-current liabilities	(855)	(11)
Accrued interest expense	—	(96)
Operating lease liabilities	(3,786)	(1,977)
Other current and non-current assets	2,655	1,566
Net cash used in operating activities	(56,527)	(43,608)
Cash flows from investing activities
Purchase of digital assets	(338)	—
Sale of digital assets	2,107	—
Payments for property and equipment	(1,667)	(5,007)
Proceeds from collections of short-term notes receivable	100	—
Net cash provided (used in) investing activities	202	(5,007)
Cash flows from financing activities
Proceeds from notes payable, net of original issuance discount	80,300	48,570
Proceeds from related party notes payable, net of original issuance discount	—	4,601
Proceeds from other financial obligations	—	4,384
Payments of related party notes payable	(204)	(615)
Payments of notes payable and other financing obligations	(582)	(367)
Payments of notes payable issuance costs	(3,140)	(1,521)
Net cash provided by financing activities	76,374	55,052
Effect of exchange rate changes on cash and restricted cash	(1,118)	(350)
Net increase in cash and restricted cash	18,931	6,087
Cash and restricted cash, beginning of period	34,954	7,174
Cash and restricted cash, end of period	$53,885	$13,261

Faraday Future Intelligent Electric Inc.
Unaudited Condensed Consolidated Statements of Cash Flows — (Continued)
(in thousands)

The following table provides a reconciliation of cash and restricted cash reported within the Unaudited Condensed Consolidated Balance Sheets that aggregate to the total of the same such amounts shown in the Unaudited Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2026	2025
Cash and restricted cash
Cash	$11,196	$13,228
Restricted cash, current	12,537	33
Restricted cash, non-current	30,152	—
	$53,885	$13,261

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid for interest	$3,067	$2,818
Cash paid for income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities
Conversion of notes payable and accrued interest into Class A Common Stock	$39,958	$35,572
Issuance of warrants and related party warrants with the SPA Portfolio Notes	$491	$32,328
SPA Note issuance costs included in accounts payable and accrued expenses	$—	$393
Settlement of vendor liability in Class A Common Stock	$1,210	$2,245
Additions of property and equipment included in accounts payable and accrued expenses	$39,190	$43,893
Recognition of right-of use assets and liabilities for new leases	$11,475	$6,229

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
The Company has three operating segments—AI Electric Vehicle (“AIEV”), digital assets (“AIXC”), and Robotics — and each segment meets the criteria for a reportable segment under ASC 280 for the three and six months ended June 30, 2026. (For further information, see Note 17, Segments).
The Company designs and engineers next-generation intelligent electric vehicles, develops and commercializes Embodied Artificial Intelligence (“EAI”) robotics products and related software and ecosystem offerings, conducts digital asset and related emerging technology initiatives through AIXC, manufactures its vehicles at its production facility in Hanford, California, known as “FF aiFactory California,” and maintains additional engineering, sales, and operational capabilities in China and the United Arab Emirates (“U.A.E.”) to support its global expansion and regional market strategy. The Company is evolving toward an integrated Physical AI ecosystem strategy that brings together intelligent electric vehicles and multi-form EAI robotics products with shared AI, sensor, software, data and platform capabilities, including an EAI brain and an open-source and open-platform framework, to support the development and commercialization of robotics, mobility and related ecosystem offerings across education, security patrol and inspection, industrial, enterprise and other applications.
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
These Unaudited Condensed Consolidated Financial Statements do not include all disclosures required by GAAP for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2026, (the “Form 10-K”). Accordingly, the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2026, was prepared from the Company’s books and records, beginning with the audited consolidated balances as of December 31, 2025 and reflecting transactions and other activity through June 30, 2026, but does not contain all of the footnote disclosures required for complete annual financial statements. The Company believes that the disclosures included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) are adequate to make the information presented not misleading.
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
The Company’s annual reporting period is the calendar year. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any future periods.
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
Estimates are based on historical experience, where applicable, and other assumptions that management believes are reasonable under the circumstances. On an ongoing basis management evaluates its estimates, including those related to long-lived asset impairment assessments. Such estimates often require the selection of appropriate valuation methodologies and financial models and may involve significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ from those estimates under different assumptions, financial inputs, or circumstances.
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
Reverse Stock Splits and Recasting of Per-Share Amounts
On July 23, 2026, the Company filed a twelfth amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a reverse stock split of its Class A common stock and Class B common stock, each par value $0.0001 per share (collectively, the "Common Stock"), at a ratio of 1 for 150. At 5:00 p.m. Eastern Time on July 24, 2026 (the “Effective Time”), every 150 shares of the issued and outstanding shares of the Company’s Class A common stock were automatically combined and converted into one share of Common Stock of the same class, without any change in par value per share. No fractional shares of Common Stock were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have received a fractional share were instead issued a full share in lieu of such fractional share. The number of authorized shares of Common Stock remained unchanged.
All share and per share amounts in the accompanying Unaudited Condensed Consolidated Financial Statements and related notes have been retroactively adjusted to give effect to the reverse Stock Split for all periods presented. Proportionate adjustments were also made to the number of shares of Class A Common Stock underlying the Company’s outstanding stock-based compensation awards, convertible debt securities and warrants, and to the related exercise and conversion prices. The Company’s Public Warrants and Private Warrants, which were outstanding as of June 30, 2026 and are reflected on a split-adjusted basis in the periods presented, expired in accordance with their terms on July 21, 2026, prior to the Effective Time of the Reverse Stock Split.
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
Following stockholder approval on November 12, 2025 for the conversion of AIXC’s Series B Convertible Preferred Stock into additional voting common shares of AIXC, the Company reconsidered its VIE conclusion. Although the disproportionate-voting-rights condition that existed at inception was resolved, the Company determined that AIXC continued to be a VIE because its equity investment at risk remained insufficient and that the Company remained its primary beneficiary. Following a further reconsideration event on May 21, 2026 related to the wind-down of AIXC’s legacy biotechnology business,

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
the Company again concluded that AIXC remained a VIE and that the Company remained its primary beneficiary. Accordingly, the Company continues to consolidate AIXC under ASC 810.
Additional information regarding the initial measurement and accounting for the consolidation of AIXC, including the recognition of acquired intangible assets and the noncontrolling interest, is presented in Note 3, Goodwill Associated with Business Acquisition. Summarized financial information of AIXC included in the Company’s Unaudited Condensed Consolidated Financial Statements as of June 30, 2026 and Unaudited Condensed Statement of operations for the three and six months ended June 30, 2026 is presented below.

AIXC
Condensed Balance Sheet (Unaudited)
June 30, 2026
(in thousands)
Cash and cash equivalents .	$577
Digital assets .	5,213
Other current assets	564
Total current assets .	6,354
Intangible assets and other assets .	696
Total assets	$7,050

Accounts payable and accrued liabilities	$1,794
Warrant liabilities and convertible debt	67
Total liabilities	1,861

Total stockholders’ equity	5,189
Total liabilities and stockholders’ equity	$7,050

AIXC
Condensed Statement of Operations (Unaudited)
Six Months Ended June 30, 2026
(in thousands)
Operating expenses	$7,476
Other expense, net	2,791
Net loss	$10,267

AIXC
Condensed Statement of Operations (Unaudited)
Three Months Ended June 30, 2026
(in thousands)
Operating expenses	$2,960
Other expense, net	1,228
Net loss	$4,188

AIXC
Condensed Statement of Cash Flows (Unaudited)
Six Months Ended June 30, 2026
(in thousands)
Net cash used in operating activities	$(7,940)
Net cash used in investing activities	$(10,683)
Net cash used in financing activities	$(132)

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
Segments
The Company has three operating segments—AI Electric Vehicle (“AIEV”), Robotics and AIXC — each of which meets the criteria for separate reporting under ASC 280. The Company’s Global Chief Executive Officer (“CEO”), serves as the Chief Operating Decision Maker (“CODM”), and regularly evaluates the Company’s financial performance using consolidated and segment-level financial information, including consolidated loss from operations, cash flows, liquidity, and strategic initiatives. The AIXC segment is focused on developing programmable systems at the intersection of real-world asset (“RWA”) tokenization and Embodied Artificial Intelligence (“EAI”), including blockchain-enabled infrastructure for traditional assets and AI-enabled physical systems.
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
Management closely tracks the Company’s expenditures on these key expense categories through regular reviews of cash balances, near‑term cash flow projections, monthly management reports, and project management reports. The CODM, works in close collaboration with the Company’s business leaders to establish critical operational targets, set project timelines, and adjust spending plans. These leaders are responsible for implementing the Company’s strategic plans and revising targets and deadlines based on continuous internal communications and review meetings, thereby ensuring that any deviations from target spending or project timelines are promptly addressed.
During the three months ended June 30, 2026, the CODM began reviewing enhanced segment-level management reports. The Company is developing and implementing an enhanced segment reporting framework, including methodologies for allocating certain shared costs and resources among its segments. Because these allocation methodologies were not fully implemented during the periods presented, the enhanced reports supplement the existing management reporting process and do not change the segment measures or allocation practices disclosed herein.
While loss from operations is the primary measure used to evaluate overall Company performance and to allocate resources across segments, management also evaluates the Robotics segment using gross profit as an additional performance measure, as this segment is in the early stages of commercialization and focuses on product-level profitability. Gross profit is defined as revenue less cost of revenues. At this time, general and administrative, research and development, and sales and marketing expenses are not allocated to the Robotics segment. These costs continue to be managed on a consolidated basis and are primarily reflected within the AIEV segment. Gross profit is not used as the primary measure of segment profit or loss for AIEV or AIXC.
This oversight supports the Company’s strategic objectives to prioritize the commercialization of the FX Series vehicles and Robotics products, while continuing to support production, sales, and leasing activities for its FF 91 vehicles, the planned FF 92 upgrade program, and AIXC’s RWA tokenization, digital asset and EAI infrastructure initiatives.
Summary of Significant Accounting Policies
Restricted Cash
Cash and cash equivalents are classified as restricted cash when their withdrawal or use is contractually restricted. Restricted cash includes proceeds from financing transactions deposited into accounts subject to deposit account control agreements and related security arrangements that provide the applicable lender or noteholder control over the disposition of the funds, grant a first-priority security interest in the accounts, and limit the Company’s ability to withdraw or use the funds.
Amounts are released from the controlled accounts in accordance with the applicable financing documents, including following qualifying conversions or exchanges of the related notes and satisfaction of the applicable release conditions. Amounts may also be applied directly from the controlled accounts to satisfy the related secured obligations, and any remaining restrictions lapse when the related secured obligations and security interests are terminated.
Restricted cash is classified as current when the related restrictions are expected to lapse, or the funds are expected to be released or applied against the related obligations, within twelve months of the balance sheet date. Restricted cash that does not meet these criteria is classified as noncurrent. The classification is reassessed at each reporting date based on the contractual terms of the applicable financing arrangements, the maturity and classification of the related obligations, and management’s reasonable and supportable expectations regarding the timing and satisfaction of applicable release conditions. Restricted cash may be classified partly as current and partly as noncurrent when the related amounts are expected to be released or applied at different times. Restricted cash is included with cash and cash equivalents in the reconciliation of beginning and ending amounts presented in the Company’s Unaudited Condensed Consolidated Statements of Cash Flows.
As of June 30, 2026, the Company classified $12.5 million of restricted cash as current and $30.2 million as non-current based on the expected timing of the release or application of the related funds in accordance with the terms of the applicable financing arrangements. The current portion represents amounts expected to be released or applied against the related obligations within twelve months of the balance sheet date, while the non-current portion represents amounts expected to remain subject to the applicable restrictions beyond twelve months.

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
The table below summarizes the units held, cost basis, and fair value of the Company’s digital assets as of June 30, 2026 (amounts shown in thousands, except for units held, which are presented in whole numbers):

Digital Assets	Units Held	Cost Basis	Fair Value
Cardano ADA (ADA)	214,323	$134	$31
Native BNB (BSC)	1,308	1,356	714
Bitcoin (BTC)	46	4,943	2,703
Ethereum (ETH)	616	2,307	967
ChainLink (LINK)	19,404	339	139
Solana (SOL)	6,659	1,188	489
Tron (TRX)	531,334	164	168
USD Tether (USDT)	2,087	2	2
Ripple (XRP)	1	—	—
		$10,433	$5,213
Digital Asset Activity
The following table summarizes digital asset activity for the period indicated, including purchases, sales, net gains and losses recognized, other activity, and the fair value of digital assets held as of June 30, 2026 (amounts shown in thousands).

Balance
Balance as of December 31, 2025	$10,250
Purchases	338
Sales	(2,108)
Net (loss) gain on digital assets	(2,930)
Payments made	(337)
Balance as of June 30, 2026	$5,213
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
During the three and six months ended June 30, 2026, the Company recorded an additional allowance for credit losses of zero and $143 thousand, respectively, bringing the total allowance for expected credit losses to approximately $4.7 million as of June 30, 2026. After giving effect to the allowance, the net carrying value of the Marizyme Notes was $0.5 million immediately prior to settlement, compared with a gross carrying amount of approximately $5.2 million.
During the three and six months ended June 30, 2026, The Company received a one-time cash settlement of $0.1 million from Marizyme in full satisfaction of all outstanding principal and accrued interest under the Marizyme Notes and recognized a loss on settlement of notes receivable of $376 thousand. This loss is classified within Loss on settlement of notes receivable on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026.
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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
The amounts capitalized in CIP that are held at vendor sites relate to the completed portion of work-in-progress of tooling, machinery and equipment built based on the Company’s specific needs. The Company may incur storage fees or interest fees related to CIP which are expensed as incurred. CIP is presented within in the Unaudited Condensed Consolidated Balance Sheets.
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
Capitalized software costs are amortized on a straight-line basis over a 36-month useful life beginning on the date when the product is ready for its intended use. Management tests the capitalized software costs for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. During the three and six months ended June 30, 2026 the Company recognized impairment charge of no impairment charge and $0.2 million, respectively, related to capitalized software costs. During the three and six months ended June 30, 2025 the Company recognized no impairment charge, related to capitalized software costs.
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
Based on a quantitative assessment, the Company concluded that the carrying amount of the AIXC reporting unit exceeded its estimated fair value. Accordingly, the Company recorded goodwill impairment charges of zero and $2.1 million for the three and six months ended June 30, 2026, respectively, of which $0.9 million was attributable to noncontrolling interest. The impairment charge is included in Impairment of Impairment of intangible assets, including goodwill in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The portion attributable to noncontrolling interest is reflected in net loss attributable to noncontrolling interest. No goodwill impairment was recognized during the three and six months ended June 30, 2025.
Indefinite-lived Intangible Assets
The Company’s in-process research and development (“IPR&D”) acquired in connection with the acquisition of AIXC was recorded at its acquisition-date fair value, which represents its initial cost basis. The Company will continue to carry this asset at that amount until completion or abandonment of the associated R&D project, at which time an appropriate useful life will be determined. During the three and six months ended June 30, 2026, the Company recognized impairment of IPR&D of $3.6 million and $3.6 million. During the three and six months ended June 30, 2025, the Company recognized no impairment of IPR&D.

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
Revenue Recognition
The following table disaggregates our revenue by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
AIEV
Automotive sales	$(29)	$—	$179	$—
Automotive leasing - Sales type	—	—	—	265
Automotive leasing - Operating type	12	54	28	105
Robotics	$853	—	$1,141	—
	$836	$54	$1,348	$370
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
The Company provides certain customers with a residual value guarantee which may or may not be exercised in the future. Residual value guarantees provided to customers had an immaterial impact on revenue for the three and six months ended June 30, 2026.
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
The Company recognizes a net investment in sales-type leases, which includes both the lease receivable and the unguaranteed residual asset. The unguaranteed residual asset represents the estimated fair value of the leased vehicle at the end of the lease term that is not guaranteed by the lessee or any third party. As of June 30, 2026, the carrying amount of unguaranteed residual assets included in the net investment in sales-type leases, and presented within accounts receivable, was approximately $0.2 million. The estimate of unguaranteed residual value reflects management’s judgment, informed by historical residual value experience, current market conditions, and the anticipated future utility of the leased assets.
Robotics
The Company recognizes robotics revenue in accordance with ASC 606. Robotics revenue primarily consists of sales of the Company’s robotic products, including humanoid robots, quadruped robots and other robotics products.
Robotics sales contracts may include the delivery of one or more robots. Each robot is capable of providing benefit to the customer on a standalone basis and is separately identifiable within the context of the contract; accordingly, each robot represents a separate performance obligation. The transaction price is allocated to each performance obligation based on the relative standalone selling prices of the individual robots, which are determined using observable market prices for those products when available. Revenue allocated to each robot is recognized at a point in time when control of the respective robot transfers to the customer, which generally occurs upon delivery or acceptance, as applicable, in accordance with the terms of the applicable sales contract. When robots are delivered at different times, revenue is recognized separately for each robot upon the transfer of control.
As part of applying ASC 606, the Company evaluates whether multiple contracts entered into at or near the same time with the same customer, such as a robot purchase agreement and a related co-creation or consulting agreement, should be combined and accounted for as a single arrangement. When such contracts are negotiated together and are economically interdependent, they are combined for accounting purposes. Payments made by the Company to customers under co-creation or similar arrangements are evaluated to determine whether they represent consideration payable to a customer and, when applicable, are accounted for as a reduction of the transaction price for the related robot sale unless the payment is in exchange for a distinct good or service received from the customer.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Payments are generally received prior to or substantially concurrent with the transfer of control of the robots. Accordingly, the Company’s robotics sales arrangements do not generally include a significant financing component. Customer deposits and other advance payments are recorded as contract liabilities until the related revenue recognition criteria are satisfied.
The Company sells robotic products through direct sales, dealers, resellers, demo-unit programs, and e-commerce or marketplace channels. The Company identifies the customer and transaction price based on the enforceable order-level terms and the substance of the arrangement. When an intermediary facilitates a sale but does not purchase the product for its own account, the end customer is generally the Company’s customer. When a dealer, distributor, reseller, or other counterparty purchases the product for its own account, that purchasing counterparty is generally the Company’s customer.
Revenue is measured at the applicable contract price, net of customer discounts, credits, refunds, rebates, incentives, concessions, and expected returns, and excludes amounts collected on behalf of third parties (e.g., sales taxes remitted to government authorities). Amounts paid or credited to a customer reduce the transaction price unless the payment is in exchange for a distinct good or service received from the customer, while commissions or referral payments to a party that is not the customer are generally recognized as expenses.
For sales that provide a right of return, the Company recognizes revenue only for the consideration to which it expects to be entitled and records a refund liability for expected returns and an asset for the right to recover products expected to be returned. These estimates are updated at each reporting date subject to the variable consideration constraint under ASC 606.
Co-creation Arrangements
As part of the Company’s Futurist Product Officers (“FPO”) Co-Creation Delivery program, the Company has entered into co-creation agreements with certain customers. These arrangements leverages select sales and leasing customers to provide data, insights, marketing, and brand awareness for the Company’s vehicles and robots. In exchange for these services, the Company compensates customers through a one-time consulting fee, consulting fees paid in installments or a discount on their lease payments.
The Company evaluates the economic substance of both the sale or lease contract and the co-creation agreement to determine whether they should be combined under the contract combination guidance in ASC 606. When the contracts meet the applicable contract combination criteria, the Company accounts for them as a single arrangement. Amounts paid or credited to a customer under a co-creation agreement are evaluated as consideration payable to a customer. Such amounts are accounted for as a reduction of the transaction price and revenue unless the payment is in exchange for a distinct good or service received from the customer. When the Company receives a distinct good or service, the payment is recognized as an expense based on the fair value of the good or service received, and any amount paid in excess of that fair value is recognized as a reduction of revenue.
For the three months ended June 30, 2026, and 2025, the Company recognized immaterial and no co-creation fees as reduction of revenues, respectively. The Company recognized no and $0.2 million, respectively, in co-creation fees as marketing expenses, for the same periods.
For the six months ended June 30, 2026 and 2025, the Company recognized $0.2 million and $0.3 million, respectively, in co-creation fees as a reduction of revenue. The Company recognized $0.2 million and $0.3 million, respectively, in co-creation fees as marketing expenses, for the same periods.
Customer Deposits
As of June 30, 2026, the Company held approximately $4.1 million in customer deposits, compared to $4.4 million as of December 31, 2025. These deposits relate to vehicle and robotics reservations under both business and consumer programs.
Business-to-business (“B2B”) reservations are made through pre-order deposit agreements and require fixed, non-refundable deposits that may be applied toward the purchase of a limited number of vehicles. These programs are designed to incentivize volume interest by allowing the deposits to be applied toward the purchase of a limited number of vehicles under future purchase agreements. Business-to-consumer (“B2C”) reservations are typically submitted on a one-to-one basis for a specific vehicle or robotics product, or upon other resolution of the reservations and generally involve refundable or promotional deposits.
Customer deposits are recorded in Accrued expenses and other current liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheets. Deposits remain recorded as liabilities until they are refunded, applied toward a

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
purchase, forfeited, or otherwise resolved in accordance with the applicable terms. Deposits applied toward a purchase are recognized as revenue when control of the related vehicle or robotics product transfers to the customer and the applicable revenue recognition criteria are satisfied.
Cost of Revenue
Automotive Sales Revenue
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, inventory reserve and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense.
Cost of services and other revenue includes costs associated with providing non-warranty after-sales services, costs for retail merchandise, and costs to provide vehicle insurance. Cost of services and other revenue also includes direct parts and material. Cost of services and other revenue was insignificant for the three months ended June 30, 2026, and 2025.
Automotive Leasing Program
Cost of automotive leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with direct sales-type leases and warranty expenses related to leased vehicles.
Robotics
Cost of Robotics revenue includes the product costs, freight, import fees and warranty costs.
Warranties
The Company provides a manufacturer’s warranty on all vehicles sold. The warranty covers the repair, replacement, or adjustment of faulty parts or components. The warranty does not cover normal wear and tear. This assurance-type warranty does not create a performance obligation separate from the vehicle. Estimated vehicle warranty costs are accrued when the related revenue is recognized and are recorded in cost of goods sold with a corresponding warranty liability. The Company reassesses its estimated warranty obligations at each reporting date based on available claims experience and other relevant information.
The Company also provides an assurance-type warranty on robotics products sold. This warranty does not create a performance obligation separate from the robotics product. Estimated robotics warranty costs are accrued when the related revenue is recognized and are recorded in cost of goods sold with a corresponding warranty liability. Because Company-specific robotics warranty history is limited, the estimate is based on available actual warranty experience and relevant industry benchmark data. The Company reassesses the warranty accrual at each reporting date as additional claims data become available

	Six Months Ended June 30,
(in thousands)	2026	2025
Accrued warranty- beginning of period	$376	$545
Provision for warranty	58	(13)
Warranty costs incurred	(14)	(96)
Accrued warranty- end of period	$420	$436
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
A valuation allowance is established if it is more likely than not that some or all of the deferred tax assets will not be realized. The carrying value of deferred tax assets is adjusted to reflect the amount that is more likely than not to be realized. As of June 30, 2026 and December 31, 2025, the Company maintained a full valuation allowance against its net deferred tax assets, based on the conclusion that it is more likely than not the assets will not be realized.

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
For the three and six months ended June 30, 2026, the Company recorded income tax benefits of $0.9 million, compared with no income tax provision or benefit for the three months ended June 30, 2025 and income tax expense of less than $0.1 million for the six months ended June 30, 2025. The income tax benefit recorded in 2026 was primarily attributable to the reversal of a deferred tax liability associated with an indefinite-lived intangible asset that was impaired during the period.
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
Recently issued accounting pronouncements not yet adopted
In December 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires public business entities to disclose additional details about certain expenses in the notes to financial statements, such as inventory purchases, employee compensation, depreciation, and intangible asset amortization. This update is effective for the Company for annual reporting periods beginning January 1, 2027 (fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027) and will first apply to the Company’s December 31, 2027 Form 10-K for annual disclosures, with interim disclosures first required in the Company’s March 31, 2028 Form 10-Q (as a public business entity, including SRCs). Early adoption is permitted.
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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and related environmental credit obligations.The amendments apply to entities that generate, purchase or receive transferable environmental credits, as well as entities that have regulatory compliance obligations that may be settled with environmental credits. The amendments require qualifying environmental credits to be recognized as assets based on their intended use and require environmental credit obligations arising from activities occurring on or before the reporting date to be recognized as liabilities. The amendments are intended to improve the comparability and understandability of financial reporting for environmental credits and related obligations and reduce diversity in practice. This Update is effective for the Company beginning January 1, 2028 (fiscal years and interim periods beginning after December 15, 2027) and will first apply to the Company’s March 31, 2028 Form 10-Q. Early adoption is permitted.
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
The Company has devoted, and expects to continue to devote, substantial effort and capital resources to strategic planning, engineering, design, and development of its electric vehicle platform, development of vehicle models, completion of the FF aiFactory California manufacturing facility, and capital raising activities. As of June 30, 2026, the Company had an accumulated deficit of $4,779.9 million, unrestricted cash of $11.2 million, current restricted cash of $12.5 million, and a working capital deficit of $83.8 million. The restricted cash was generally unavailable to fund the Company’s ordinary operating activities. Excluding restricted cash from current assets, the Company had a working capital deficit of $96.3 million. The Company incurred a net loss of $81.3 million for the six months ended June 30, 2026. This condition, together with the Company’s accumulated deficit and liquidity constraints, contributes to management’s determination that there is substantial doubt about the Company’s ability to continue as a going concern under ASC 205-40.
The Company projects that it will require substantial additional funding to continue operations, advance development and future production planning related to its FF Series program, initiate production of its FX Series vehicles, and continue and expand its robotics production and commercialization activities. Management also considered its current five-year business plan, together with its June 30, 2026 liquidity position, expected operating cash requirements, known and reasonably knowable obligations, and financing assumptions relevant to the one-year assessment period. This information indicates continued liquidity pressure during the assessment period and dependence on timely execution of financing activities. If additional capital is not secured, the Company may not have sufficient resources to meet its obligations or continue operations, which could result in bankruptcy protection and asset liquidation, with equity holders receiving little to no recovery. Although management expects that the launch of the FX Series and the expansion of robotics commercialization activities may support future revenue generation and operational performance, these initiatives are subject to execution, market acceptance, and funding risks, and there can be no assurance that sufficient liquidity will be generated within the next twelve months.
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
During the three months ended June 30, 2026, the Company completed two additional financing transactions. On April 17, 2026, the Company issued the Secured Streeterville Notes for an aggregate purchase price of $45.0 million and an aggregate original principal amount of approximately $45.8 million. On May 15, 2026, the Company issued the 2026 May Convertible SPA Notes for aggregate funded proceeds of $25.0 million and an aggregate unpaid principal balance of $27.0 million. Of the aggregate proceeds from these financings, $42.5 million was deposited into accounts subject to deposit account control agreements and was classified as restricted cash as of June 30, 2026. Although these financings provided additional capital, a substantial portion of the proceeds remained restricted, and the financings did not eliminate the Company’s need to obtain additional funding. See Note 8, Notes Payable, for additional information.
In June 2026, the Company filed a replacement registration statement on Form S-3 covering the potential offer and sale, from time to time, of up to $300.0 million of securities, including a prospectus relating to potential sales of up to $90.0 million of Class A Common Stock under the Company’s ATM Program. The replacement registration statement became effective on July 24, 2026 and is intended to replace the Company’s prior shelf registration statement and support future capital raising activities. Subsequent to June 30, 2026, the Company commenced sales under the ATM Program and sold 163,174 shares of Class A Common Stock for gross proceeds of approximately $1.0 million. The Company’s ability to raise additional capital under the ATM Program remains subject to the continued effectiveness and availability for use of the applicable registration statement, continued compliance with applicable securities laws and Nasdaq listing requirements, authorized share availability, market conditions, trading volume, share price, and other applicable limitations. There can be no assurance regarding the amount of additional proceeds that may be raised under the ATM Program.
Subsequent to June 30, 2026, the Company implemented staff reductions and temporary salary reductions as additional cash-conservation measures. The Company announced and explained these measures to affected employees and offered employees subject to the temporary salary reductions an opportunity to receive equity-based compensation intended to offset a portion of the reduction in cash compensation. The amount, timing and issuance of any such equity awards are subject to the applicable terms of the program, required approvals, applicable securities laws and the Company’s trading policies. These measures are intended to reduce near-term operating cash requirements but may not generate sufficient savings to alleviate the substantial doubt regarding the Company’s ability to continue as a going concern.
The Company has issued various financing arrangements collectively referred to as the SPA Portfolio Notes, including, 2023 Unsecured SPA Notes, Junior Secured SPA Notes, 2024 Unsecured SPA Notes, 2025 March Unsecured SPA Notes, 2025 July Unsecured SPA Notes, 2026 May Convertible SPA Notes, and Secured Streeterville Notes. As of June 30, 2026, the SPA Portfolio Notes were in good standing.
As of June 30, 2026, SPA Commitments totaled $635.1 million, of which $591.8 million was funded, $43.3 million was unfunded, and $107.1 million in principal was outstanding. Optional Commitments totaled $139.5 million, of which $106.0 million was funded, $33.5 million was unfunded, and $4.8 million in principal was outstanding. Remaining unfunded amounts are subject to closing conditions, including minimum share price and trading volume requirements.
The Company may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional financing on acceptable terms or at all.
The Company has implemented capital raising initiatives, including its At-The-Market (“ATM”) offering program, subject to authorized share availability, effectiveness of the applicable registration statement, Form S-3 eligibility, and compliance with securities laws and Nasdaq listing requirements. The replacement registration statement became effective on July 24, 2026, and subsequent to June 30, 2026, the Company commenced sales under the ATM Program. The Company’s ability to make additional sales under the ATM Program remains subject to applicable securities laws, Nasdaq listing requirements, authorized share availability, market conditions, trading volume, share price, and other applicable limitations.
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
Equity Issuance Constraints and ATM Program
On September 26, 2023, the Company entered into a sales agreement under its ATM Program permitting aggregate gross sales proceeds of up to $90.0 million, subject to share availability and regulatory compliance. In June 2026, the Company filed a replacement registration statement on Form S-3 that includes an ATM prospectus covering the potential offer and sale of up to $90.0 million of Class A Common Stock under the ATM Program. The replacement registration statement became effective on July 24, 2026. The Company’s ability to sell shares under the ATM Program remains subject to the effectiveness and availability of the applicable registration statement, compliance with Form S-3 and Rule 415 requirements, Nasdaq listing requirements, authorized share availability, market conditions, trading volume, share price, and other applicable limitations. Subsequent to June 30, 2026, the Company commenced sales under the ATM Program and sold 163,174 shares of Class A Common Stock for gross proceeds of approximately $1.0 million. The Company’s ability to make additional sales under the ATM Program remains subject to the foregoing limitations..
Under Nasdaq’s continued listing requirements, if the closing bid price of the Company’s Class A Common Stock is $0.10 or less for ten consecutive trading days, the Company may become subject to immediate delisting proceedings and trading in its securities could be suspended. During July 2026, the market price of the Company’s Class A Common Stock approached this threshold. On July 24, 2026, the Company effected a 1-for-150 reverse stock split, primarily to increase the per-share trading price of its Class A Common Stock, address the immediate risk associated with the low-price threshold and support its efforts to regain compliance with Nasdaq’s minimum bid price requirement. The reverse stock split reduced the number of issued and outstanding shares without reducing the number of authorized shares, thereby increasing the number of authorized but unissued shares available for potential future issuances. The reverse stock split did not generate any cash proceeds and does not ensure that the Company will regain or maintain compliance with Nasdaq’s minimum bid price requirement or other continued listing standards.
The Company’s ability to issue additional shares is constrained by authorized share limits and anti-dilution provisions in certain debt and equity instruments, which could increase share issuance requirements. Although the reverse stock split did not increase the total number of authorized shares, it reduced the number of issued and outstanding shares and thereby increased the number of authorized but unissued shares available for potential future issuance. Future equity issuances remain subject to contractual obligations, Nasdaq requirements, applicable securities laws, market conditions and the potential for substantial dilution.
Strategic Investment
On September 29, 2025, the Company completed its investment in AIXC. This transaction was executed as part of a broader strategy to pursue non-automotive initiatives. AIXC’s historical operations were immaterial to consolidated results for the three and six months ended June 30, 2026.
Risks Affecting Liquidity
The Company continues to explore financing alternatives; however, delays in securing funding commitments have constrained production activities. Capital raising efforts may be unsuccessful or delayed, and actual professional fees and financing-related costs may exceed management’s projections.
Capital raising efforts remain subject to Nasdaq listing standards, authorized share limitations, and anti-dilution features in existing instruments. The July 24, 2026 reverse stock split does not eliminate the risks associated with the Company’s ability to regain and maintain compliance with Nasdaq’s continued listing standards or successfully access the capital markets.
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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Going Concern Determination
Despite management’s plans, the completion of the Secured Streeterville Notes and the 2026 May Convertible SPA Notes financings, the filing of the replacement registration statement on Form S-3, the commencement of sales under the ATM Program, the July 24, 2026 reverse stock split, the implementation of staff and temporary salary reductions, and the Company’s continued pursuit of other financing alternatives, the Company’s recurring operating losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern within one year after the date these Unaudited Condensed Consolidated Financial Statements are issued, as contemplated by ASC 205-40.
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Unaudited Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern.
3.Goodwill Associated with Business Acquisition
In connection with the Company’s September 2025 acquisition of AIXC, the Company recognized goodwill in its consolidated financial statements. There were no business acquisitions during the three and six months ended June 30, 2026.
The following table summarizes the goodwill recognized in connection with the AIXC acquisition and related impairment activity through June 30, 2026 (amounts in thousands):

Description	Amount
Goodwill acquired at acquisition	30,214
Goodwill impairment recorded during the year ended December 31, 2025	(4,450)
Goodwill balance as of December 31, 2025	25,764
Goodwill impairment recorded during the six months ended June 30, 2026	(2,072)
Goodwill balance as of June 30, 2026	$23,692
All of the goodwill recognized in connection with the acquisition is recorded in the Company’s consolidated financial statements and, for purposes of goodwill impairment testing, was assigned to the reporting unit comprising the AIXC business. The impairment charges were recorded because the carrying amount of that reporting unit exceeded its estimated fair value. The Company determined the fair value of the reporting unit using a market-based approach to calculate its fully diluted market capitalization. The Company adjusted the observed market capitalization by applying a control premium to reflect the value that a market participant would attribute to obtaining a controlling interest in the reporting unit. The control premium was determined based on an analysis of expected synergies and other benefits that a market participant buyer could realize upon obtaining control. During the three and six months ended June 30, 2026, the Company recorded a goodwill impairment charge of zero and $2.1 million. The Company will continue to evaluate goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable.
4.Inventory, net (current and non-current)
Inventory, net, consists of the following as of:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials (net of reserves)	$5,441	$8,357
Work in progress	243	395
Finished goods	2,942	199
	$8,626	$8,951

Inventory, current portion	$3,185	$3,258
Inventory, non-current portion (1)	$5,441	$5,693

1) Non-current inventory presented as part of Other non-current assets in the Unaudited Condensed Consolidated Balance Sheets
The inventory reserve was $5.7 million and $21.1 million as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, the Company decreased its lower-of-cost-and-net-realizable-value inventory

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
reserve by $15.4 million. During the six months ended June 30, 2025, the Company recognized provision for inventory reserve of $3.8 million. The decrease during the six months ended June 30, 2026 was primarily attributable to the sale of certain battery pack inventory for which a reserve had previously been recorded. As a result, the related inventory reserve was utilized against the carrying value of the inventory disposed of during the period. In connection with this transaction, the Company reduced gross inventory by $17.3 million, utilized $15.4 million of previously recorded inventory reserves, recognized proceeds from the sale of $1.6 million, and recorded a loss on disposal of $0.3 million.
5.Deposits (current and non-current) and Other Current Assets
Deposits and other current assets consist of the following as of:

(in thousands)	June 30, 2026	December 31, 2025
Deposits
Deposits, current portion	$13,368	$10,499
Deposits, non-current portion (1)	12,117	12,457
	$25,485	$22,956

	June 30, 2026	December 31, 2025
Other current assets
Prepaid expenses	$3,582	$7,117
Other current assets	2,659	1,846
	$6,241	$8,963

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
Prepaid expenses primarily consist of software subscriptions and insurance, and Other current assets includes certain deferred expenses.
6.Property, plant, and equipment, net
Property, plant, and equipment, net, consists of the following as of:

(in thousands)	June 30, 2026	December 31, 2025
Land, buildings and building improvements	$77,803	$78,218
Computer hardware	2,618	2,603
Tooling, machinery and equipment	120,631	120,792
Vehicles	699	699
Lease vehicles	1,390	1,390
Software	4,339	4,339
Construction in process	9,429	8,500
	216,909	216,541
Less: Accumulated depreciation	(76,883)	(61,238)
	$140,026	$155,303
Depreciation and amortization expense, related to property, plant, and equipment, totaled $8.0 million and $19.8 million for the three months ended June 30, 2026, and 2025, respectively and $16.1 million and $37.3 million for six months ended June 30, 2026 and 2025. For the six months ended June 30, 2026 and 2025, the Company disposed of property, plant, and equipment, with a gross value of approximately $0.7 million and $0.8 million, respectively.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Substantially all of the Company's assets, including property, plant and equipment, are subject to liens under various financing arrangements. See Note 8, Notes Payable, and Note 10, Other Financing Liabilities, for further details.
7.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities—which include both third-party and related-party balances—comprise the following items as of:

(in thousands)	June 30, 2026	December 31, 2025
Accrued payroll and benefits	$22,652	$22,428
Accrued legal contingencies (1)	2,146	3,238
Customer deposits	4,092	4,385
Accrued liabilities with related parties	12,669	13,178
Other current liabilities	12,532	15,449
	$54,091	$58,678

1)
The Company records an accrual for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. See Note 12, Commitments and Contingencies for additional information regarding legal contingencies.

8.Notes Payable
The Company has entered into notes payable agreements with third parties. The tables below summarize these agreements as of June 30, 2026 and December 31, 2025, providing details on contractual maturity dates, contractual interest rates, unpaid principal balances, fair value adjustments, original issue discounts, including proceeds allocated to warrants, and net carrying values.
On September 29, 2025, the Company obtained control of AIXC. Accordingly, AIXC’s assets and liabilities, including its outstanding debt instruments, have been consolidated as of September 29, 2025. The inclusion of AIXC’s debt in the consolidated balances below reflects the fair value of such obligations recognized upon initial consolidation.
Most of the Company’s notes payable are accounted for under the fair value option in accordance with ASC 825, with changes in fair value recorded in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For instruments measured at fair value, no effective interest rate is presented, as changes in fair value capture all economic returns associated with these debt instruments. Although the stated interest rates on the SPA Portfolio Notes varies between 3.5% and 15%, the Company’s effective cost of capital is substantially higher. Each SPA Portfolio Note permits the holder to settle in shares at a value exceeding the stated principal and accrued interest. In addition, each noteholder receives an SPA Portfolio Warrant, and certain holders receive an Incremental Warrant. These settlement features and additional instruments have significant value and materially increase the effective cost of capital above the stated rates. Further, these instruments carry high interest rate structures and embedded economics that can result in a loss on issuance. The financial impact of the SPA Portfolio Notes is reflected in the change in fair value and loss on extinguishment line items in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

	June 30, 2026
(in thousands)	Contractual Maturity Date	Contractual Interest Rates			Unpaid Principal Balance		Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
2023 Unsecured SPA Notes	Various through April 2032	10%	-	15%	$4,500		$193	$(450)	$4,243
Junior Secured SPA Notes	Various through December 2030	10%			4,727		(124)	—	4,603
2024 Unsecured SPA Notes	July 2030	10%			33		5	—	38
2025 March Unsecured SPA Notes	Various through June 2031	10%			8,538		(2,462)	(2,703)	3,373
2025 July Unsecured SPA Notes	August 2030	10%			14,738		(57)	(3,026)	11,655
Unsecured Convertible Notes	Various dates in 2026	4.27%			6,500		(1,557)	—	4,943
Secured Streeterville Notes	April 2028	3.5%	—%	9%	45,780	(1)	(1,934)	(750)	43,096
May 2026 Convertible Notes	May 2027	8%			27,000		(1,444)	(2,000)	23,556
Notes payable – China other	Due on Demand	—%			4,421		—	—	4,421
					$116,237		$(7,380)	$(8,929)	$99,928

Notes payable, current portion									$27,977
Notes payable, long-term portion									$71,951

(1) Principal amounts exclude accrued and unpaid interest. Interest on the Secured Streeterville B Note with a principal of $30,000 thousand compounds daily; accrued interest is excluded from the principal amounts presented for all notes

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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Roll Forward of the Fair Value of Notes payable
The following table presents a roll forward of the Company’s Notes payable balances from March 31, 2026 to June 30, 2026 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	2023 Unsecured SPA Notes	Unsecured Convertible Notes	Junior Secured SPA Notes	2024 Unsecured SPA Notes	2025 March Unsecured SPA Notes	2025 July Unsecured SPA Notes	Notes payable – China other	Streeterville Secured Notes	May 2026 Convertible Notes	Total
Balance as of March 31, 2026 (a)	$4,356	$4,139	$7,263	$40	3,442	22,778	$4,349	$—	$—	$46,367
New Issuances (b)	450	724	—	—	—	—	—	45,000	25,000	71,174
Conversion of Debt to Equity (c)	(712)	—	(2,580)	—	—	(11,348)	—	—	—	(14,640)
Fair Value Adjustments of Debt (d)	149	80	(80)	(2)	(69)	225	—	(1,904)	(1,444)	(3,045)
Other Adjustments (e)	—	—	—	—	$—		72	—	—	72
Balance as of June 30, 2026 (f)	$4,243	$4,943	$4,603	$38	$3,373	$11,655	$4,421	$43,096	$23,556	$99,928

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of March 31, 2026.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $3,107 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Fair value of debt converted into equity during the period.
(d) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Line-item Change in fair value of notes payable, warrant liabilities, and derivative call options also includes debt issuance costs of $5,497 thousand, which are separately identifiable from the fair value adjustments noted above. Instruments with a zero balance in this line are carried at amortized cost; the fair value option was not elected for such instruments.

(e) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(f) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2026.

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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Roll Forward of the Fair Value of Notes payable
The following table presents a roll forward of the Company’s Notes payable balances from December 31, 2025 to June 30, 2026 with third parties. The table summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Debt
(in thousands)	2023 Unsecured SPA Notes	Unsecured Convertible Notes	Junior Secured SPA Notes	2024 Unsecured SPA Notes	2025 March Unsecured SPA Notes	2025 July Unsecured SPA Notes	Notes payable – China other	Secured Streeterville Notes	May 2026 Convertible Notes	2025 Convertible Note - AIXC	Total
Balance as of December 31, 2025 (a)	$6,668	$3,442	$11,402	$5,818	$2,108	26,796	$4,290	$—	$—	$142	$60,666
New Issuances (b)	4,050	1,100	—	—	1,903	—	—	45,000	25,000	—	77,053
Repayment of Debt (c)	—	—	—	—	—	—	—	—	—	(132)	(132)
Conversion of Debt to Equity (d)	(7,436)	—	(7,726)	(6,300)	(656)	(17,839)	—	—	—	—	(39,957)
Fair Value Adjustments of Debt (e)	961	401	927	520	18	2,698	—	(1,904)	(1,444)	(10)	2,167
Other Adjustments (f)	—	—	—	—	—	—	131	—	—	—	131
Balance as of June 30, 2026 (g)	$4,243	$4,943	$4,603	$38	$3,373	$11,655	$4,421	$43,096	$23,556	$—	$99,928

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2025.
(b) Debt instruments issued during the period, recorded at fair value upon issuance if the fair value option is elected, or at principal balance net of discounts. For notes measured at fair value, the aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $6,448 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction.

(c) Cash repayments of principal amounts during the period.
(d) Fair value of debt converted into equity during the period.
(e) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Line-item Change in fair value of notes payable, warrant liabilities, and derivative call options also includes debt issuance costs of $6,657 thousand, which are separately identifiable from the fair value adjustments noted above. Instruments with a zero balance in this line are carried at amortized cost; the fair value option was not elected for such instruments.

(f) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(g) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2026.

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

	Categories of Debt
(in thousands)	Secured SPA Notes	2023 Unsecured SPA Notes	Junior Secured SPA Notes	2024 Unsecured SPA Notes	2025 March Unsecured SPA Notes	2025 July Unsecured SPA Notes	Notes payable – China other	Auto Loans	Total
Balance as of December 31, 2024 (a)	$5,457	$6,716	$26,059	$7,032	$—	$—	$4,173	$51	$49,488
New Issuances (b)	—	4,500	—	11,096	10,094	—	—	—	25,690
Repayment of Debt, including periodic interest on debt carried at fair value (c)	—	—	—	—	—	—	—	(6)	(6)
Conversion of Debt to Equity (d)	(3,535)	(4,692)	(16,468)	(5,847)	(3,510)	—	—	—	(34,052)
Fair Value Adjustments of Debt (e)	(1,922)	(1,985)	(9,591)	(2,272)	2,713	—	—	—	(13,057)
Other Adjustments (f)	—	—	—		—	—	15	(45)	(30)
Balance as of June 30, 2025 (g)	$—	$4,539	$—	$10,009	$9,297	$—	$4,188	$—	$28,033

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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Schedule of Principal Maturities of Notes Payable
The future scheduled principal maturities of Notes payable as of June 30, 2026, are as follows:

(in thousands)
Due on demand	$4,421
2026	6,500
2027	27,000
2028	45,780
2029	—
2030	19,498
2031	8,538
Thereafter	4,500
$116,237
The Company has issued various financing arrangements, including secured and unsecured notes, convertible notes, and loans. These are categorized as follows: (i) Secured SPA Notes; (ii) 2023 Unsecured SPA Notes; (iii) Unsecured Convertible Notes; (iv) Junior Secured SPA Notes; (v) 2024 Unsecured SPA Notes; (vi) 2025 March Unsecured SPA Notes; (vii) 2025 July Unsecured SPA Notes; (viii) Notes payable – China other; (ix) Auto loans, (x) 2026 May Convertible SPA Notes, and (xi) Secured Streeterville Notes. In addition, the Company consolidated AIXC effective September 29, 2025, and accordingly recognized AIXC’s outstanding debt instruments at fair value as of the consolidation date. These obligations are included within the categories presented above.
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
The Secured SPA Notes bear an annual interest rate of 10%, increasing to 15% if interest is paid in shares of Class A Common Stock. Principal and interest are due at maturity, unless converted earlier pursuant to the Secured SPA Notes’ conversion privileges. The Secured SPA Notes mature six years from each date of issuance. Issued at a 10% original issue discount, these notes are convertible into Class A Common Stock at the lesser of a fixed conversion price or 90% of the lowest volume-weighted average price (“VWAP”) for the trading day immediately prior to the conversion date. The Secured SPA Notes are subject to full ratchet anti-dilution price protection; at the time of the final conversions the fixed conversion price was $174.00, as adjusted for the Reverse Stock Split. There were no outstanding Secured SPA Notes, as of June 30, 2026.
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
Summary of Secured SPA Notes Activity
As of June 30, 2026 and December 31, 2025, the fair value of the Secured SPA Notes was zero.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
There was no activity related to the Secured SPA Notes during the three and six months ended June 30, 2026. During the three months ended June 30, 2025 the Company received zero cash proceeds, after original issue discounts, in exchange for the issuance of Secured SPA Notes. During the same period, the Company converted debt with a principal amount of $2.5 million into 17,080 shares of Class A Common Stock, as adjusted for the reverse Stock Split. The conversion of Secured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of zero. For the three months ended June 30, 2025, the Company recognized a loss of $0.6 million, from the fair value remeasurement of Secured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the six months ended June 30, 2025 the Company received zero cash proceeds, after original issue discounts, in exchange for the issuance of Secured SPA Notes. During the same period, the Company converted debt with a principal amount of $3.1 million into 21,099 shares of Class A Common Stock, as adjusted for the reverse Stock Split. The conversion of Secured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $0.3 million. For the six months ended June 30, 2025, the Company recognized a gain of $1.9 million, from the fair value remeasurement of Secured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The 2023 Unsecured SPA Notes bear an annual interest rate of 10%, increasing to 15%, if interest is paid in shares of Class A Common Stock. Principal and interest are due at maturity, unless converted earlier pursuant to the 2023 Unsecured SPA Notes’ conversion privileges. Issued at a 10% original issue discount, these notes are convertible into the Company’s Class A Common Stock at the lesser of a fixed conversion price or 90% of the VWAP for the trading day immediately prior to the conversion date. The 2023 Unsecured SPA Notes are subject to full ratchet anti-dilution price protection and as of June 30, 2026 the fixed conversion price was $58.23, as adjusted for the Reverse Stock Split. The 2023 Unsecured SPA Notes mature primarily six years from each date of issuance.
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
During the three months ended June 30, 2026, the Company issued the May 2026 Convertible Notes at a conversion price below the then-effective fixed conversion price of certain outstanding 2023 Unsecured SPA Notes. This issuance constituted a dilutive transaction that triggered the full ratchet anti-dilution price protection for those 2023 Unsecured SPA Notes issued prior to the issuance of the May 2026 Convertible Notes. Accordingly, as of June 30, 2026, the conversion price of outstanding 2023 Unsecured SPA Notes was $58.23, as adjusted for the Reverse Stock Split,
Summary of 2023 Unsecured SPA Notes Activity

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
As of June 30, 2026, the fair value of the outstanding 2023 Unsecured SPA Notes was $4.2 million, compared to $6.7 million as of December 31, 2025.
During the three months ended June 30, 2026, and 2025, the Company received net cash proceeds of $0.5 million and $4.5 million, respectively, after original issue discounts, in exchange for the issuance of 2023 Unsecured SPA Notes. During the same periods, the Company converted debt with a principal amount of $0.8 million and zero into 20,304 and zero shares of Class A Common Stock, as adjusted for the Reverse Stock Split, respectively. The conversion of 2023 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $0.4 million and zero for each period, respectively. For the three months ended June 30, 2026, and 2025, the Company recognized a loss of $0.1 million and zero, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the six months ended June 30, 2026 and 2025, the Company received net cash proceeds of $4.1 million and $4.5 million, respectively, after original issue discounts, in exchange for the issuance of 2023 Unsecured SPA Notes. During the same periods, the Company converted debt with a principal amount of $8.1 million and $4.4 million into 170,750 and 27,785 shares of Class A Common Stock, as adjusted for the reverse Stock Split, respectively. The conversion of 2023 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $2.9 million and $2.8 million for each period, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized a loss of $1.0 million and a gain $2.0 million, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Unsecured Convertible Notes
Overview and Terms
During the year ended December 31, 2025 and the six months ended June 30, 2026, the Company issued unsecured convertible notes (the “Unsecured Convertible Notes”) to a third party investor. These Unsecured Convertible Notes, mature six months from issuance, accrue interest at 4.27% and are convertible into 2025 July Unsecured SPA Notes upon the subsequent closing of such Notes.
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
Summary of Unsecured Convertible Notes Activity
As of June 30, 2026, the fair value of the outstanding Unsecured Convertible Notes was $4.9 million, compared to $3.4 million as of December 31, 2025.
During the three months ended June 30, 2026, and 2025, the Company received net cash proceeds of $1.0 million and zero, respectively, after original issue discounts, in exchange for the issuance of Unsecured Convertible Notes. During the same periods, the Company neither converted any Unsecured Convertible Notes into shares of Class A Common Stock, nor incurred gain or a loss on extinguishment for each period. For the three months ended June 30, 2026, and 2025, the Company recognized a loss of $0.1 million and zero, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the six months ended June 30, 2026 and 2025, the Company received net cash proceeds of $1.5 million and zero, respectively, after original issue discounts, in exchange for the issuance of Unsecured Convertible Notes. During the same periods, the Company neither converted any Unsecured Convertible Notes into shares of Class A Common Stock, nor incurred

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
gain or a loss on extinguishment for each period. For the six months ended June 30, 2026 and 2025, the Company recognized a loss of $0.4 million and zero, respectively, from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Junior Secured SPA Notes
Overview and Terms
Pursuant to that certain Securities Purchase Agreement dated September 5, 2024 by and between the Company and the investors party thereto (the “Junior Secured SPA”), the Company issued certain secured convertible promissory notes (the “Junior Secured SPA Notes”). These Junior Secured SPA Notes are secured by a second-priority lien on certain assets and bear an annual interest rate of 10%. Principal and interest are payable at maturity or at each conversion date. The notes are convertible along with accrued interest into Class A Common Stock at the lesser of (a) a fixed conversion price or (b) the greater of (1) the floor price of $157.20, as adjusted for the reverse Stock Split, or (2) the average VWAP of the common stock for the five previous trading days. Junior Secured SPA Notes are subject to full ratchet anti-dilution price protection and as of June 30, 2026 the fixed conversion prices were $32.01 or $58.23, as adjusted for the Reverse Stock Split, depending on the tranches outstanding. These notes mature on various dates through December 2030.
The original Junior Secured SPA Investors were given warrants (the “Junior SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the Junior Secured SPA Note funded. The Junior SPA Warrants are exercisable immediately with a term of five years. The Company issued to the placement agent for the transaction a warrant (the “Placement Agent Warrant”) identical to that of the Junior Secured SPA Investors for 1,352 shares of Common Stock, as adjusted for the Reverse Stock Split, exercisable immediately. These warrants are subject to the same full ratchet anti-dilution price protection as the Junior Secured SPA Notes. As of June 30, 2026, the Company’s Junior Secured SPA Warrants are indexed to the Company’s Class A common stock and meet the requirements for equity classification under the scope exception in ASC 815-40.
The Junior Secured SPA Investors were issued incremental warrants (the “Junior Secured SPA Incremental Warrants”) to purchase additional Junior Secured SPA Notes up to the amounts originally funded under their original Junior Secured SPA Note commitments. The Junior Secured SPA Incremental Warrants, presented in the Unaudited Condensed Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a one-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions. There were no Junior Secured SPA Incremental Warrants outstanding as of June 30, 2026.
Amendments and Modifications
•Letter Agreements: On January 28, 2025, the Company entered into a letter agreement (the “September Letter Agreement”) with certain Junior Secured SPA Investors. These investors agreed not to convert outstanding notes below the initial conversion price of $786.00, as adjusted for the Reverse Stock Slit, prior to the Company’s receipt of stockholder approval for the issuance of the Junior Secured SPA Notes, Junior SPA Warrants and Junior SPA Incremental Warrants. In return, the Company agreed to issue “True-Up Shares” after approval to adjust for any pre-approval conversions, based on a formula considering accrued interest and market pricing. The September Letter Agreement include a provision preventing the issuance of shares of common stock underlying the applicable securities if the Company's available authorized stock is insufficient. However, the Company must deliver the shares once a sufficient number of authorized but unissued shares becomes available.
Anti-Dilution Adjustments
On December 21, 2024, the Company entered into the 2024 Unsecured SPA (as defined below), pursuant to which the Company issued certain 2024 Unsecured SPA Notes to the purchasers party thereto, which triggered the full ratchet anti-dilution price protection in the Junior Secured SPA Notes and Junior Secured SPA Warrants. The issuance of the 2024 Unsecured SPA Notes constituted a dilutive issuance, as the stated conversion price of $174.00, as adjusted for the Reverse Stock Split, was less than the Junior Secured SPA Notes conversion and Junior Secured SPA Warrant exercise price.
During the year ended December 31, 2025, the Company issued additional 2024 Unsecured SPA Notes upon the exercise of 2024 Unsecured SPA Incremental Warrants with a stated conversion price of $174.00, as adjusted for the Reverse Stock Split. These transactions triggered the full ratchet anti-dilution provisions for any incremental Junior Secured SPA Notes issued prior to such dilutive issuances, maintaining the ratcheted fixed conversion price at the same split-adjusted price..

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
During the three and six months ended June 30, 2026 the Company converted certain 2023 Unsecured SPA Notes at conversion prices below $174.00, as adjusted for the reverse Stock Split, constituting further dilutive issuances that triggered the full ratchet anti-dilution provisions of Junior Secured SPA Notes, issued prior to the issuance of the respective 2023 Unsecured SPA Note whose conversions gave rise to the ratchet adjustments. During the three months ended June 30, 2026, the Company issued the May 2026 Convertible Notes at a conversion price below the then-effective fixed conversion price of certain outstanding Junior Secured SPA Notes. This issuance constituted a dilutive transaction that triggered the full ratchet anti-dilution price protection for those 2023 Unsecured SPA Notes issued prior to the issuance of the May 2026 Convertible Notes. As a result, the fixed conversion price of outstanding Junior Secured SPA Notes was $32.01 or $58.23, as adjusted for the Reverse Stock Split, depending on the tranche.
Summary of Junior Secured SPA Notes Activity
As of June 30, 2026, the fair value of the Junior Secured SPA Notes was $4.6 million, compared to $11.4 million as of December 31, 2025.
During the three months ended June 30, 2026, and 2025, the Company received no net cash proceeds, after original issue discounts, in exchange for the issuance of Junior Secured SPA Notes. During the same periods, the Company converted debt with a principal amount of $2.4 million and $13.4 million into 79,640 and 89,696 shares of Class A Common Stock, as adjusted for the Reverse Stock Split, respectively. The conversion of Junior Secured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $1.1 million and $7.6 million, for the respective periods. For the three months ended June 30, 2026, and 2025, the Company recognized a gain of $0.1 million and a loss of $0.8 million, respectively, from the fair value remeasurement of Junior Secured SPA Notes under ASC 825, which were recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the six months ended June 30, 2026 and 2025, the Company received no net cash proceeds, after original issue discounts, in exchange for the issuance of Junior Secured SPA Notes. During the same periods, the Company converted debt with a principal amount of $7.4 million and $28.8 million into 182,093 and 182,750 shares of Class A Common Stock, as adjusted for the Reverse Stock Split, respectively. The conversion of Junior Secured SPA Notes into Class A Common Stock resulted in loss on extinguishment of $1.9 million and $20.4 million, for the respective periods. For the six months ended June 30, 2026 and 2025, the Company recognized a loss of $0.9 million and a gain of $9.6 million, respectively, from the fair value remeasurement of Junior Secured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
2024 Unsecured SPA Notes
Overview and Terms
The 2024 Unsecured SPA Notes were issued under a securities purchase agreement (the “2024 Unsecured SPA”) dated December 21, 2024, by and between the Company and the investors party thereto. These notes bear an annual interest rate of 10%. Principal and interest are payable at maturity or at each conversion date. The notes are convertible along with accrued interest into Class A Common Stock at the lesser of (a) a fixed conversion price, which was $174.00, as adjusted for the Reverse Stock Split, or (b) the greater of (1) the floor price, $157.20, as adjusted for the reverse Stock Split, or (2) the lowest one-day VWAP of the common stock for the five previous trading days. 2024 Unsecured SPA Notes are subject to full ratchet anti-dilution price protection and as of June 30, 2026 the fixed conversion price of the outstanding 2024 Unsecured SPA Notes was $32.01, as adjusted for the reverse Stock Split. These notes mature in July 2030.
The original 2024 Unsecured SPA Investors were issued warrants (the “2024 Unsecured SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the 2024 Unsecured SPA Notes (defined below) purchased by such 2024 Unsecured SPA Investor. The 2024 Unsecured SPA Warrants are exercisable immediately with a term of five years. 2024 Unsecured SPA Warrants are subject to the same full ratchet anti-dilution price protection as the 2024 Unsecured SPA Notes. As of June 30, 2026, the Company’s 2024 Unsecured SPA Warrants are indexed to the Company’s Class A common stock and meet the requirements for equity classification under the scope exception in ASC 815-40.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
The original 2024 Unsecured SPA Investors were issued incremental warrants (the “2024 Unsecured SPA Incremental Warrants”) to purchase additional 2024 Unsecured SPA Notes up to the amounts originally funded under their original 2024 Unsecured SPA Note commitments. The 2024 Unsecured SPA Incremental Warrants, presented in the Unaudited Condensed Consolidated Balance Sheets as Derivative call options, are exercisable immediately upon issuance and have a one-year term. They allow the purchase of the respective notes at an exercise price equal to the principal amount of the notes issued to the investor, subject to full ratchet anti-dilution price protection, as adjusted for stock splits, stock dividends, stock combinations, recapitalizations, or similar transactions. See Note 15, Fair Value of Financial Instruments for further details on the 2024 Unsecured SPA Incremental Warrants. There were no 2024 Unsecured SPA Incremental Warrants outstanding as of June 30, 2026.
Amendments and Modifications
•Letter Agreements: On January 28, 2025, the Company entered into a letter agreement (the “December Letter Agreement”) with certain 2024 Unsecured SPA Investors, modifying terms related to their previously disclosed investment. These investors agreed not to convert outstanding notes below the initial conversion price of $174.00, as adjusted for the reverse Stock Split, before stockholder approval for the issuance of the 2024 Unsecured SPA Notes, 2024 Unsecured SPA Warrants and 2024 Unsecured Incremental Warrants. The Company agreed to issue True-Up Shares post-approval using an adjustment formula. Additionally, if a resale registration statement becomes effective, and the conversion price exceeds the prior day's closing bid price, the conversion price will be adjusted downward. The December Letter Agreement includes a provision preventing the issuance of shares of common stock underlying the applicable securities if the Company's available authorized stock is insufficient. However, the Company must deliver the shares once sufficient stock becomes available.
Anti-Dilution Adjustments
During the three and six months ended June 30, 2026 the Company converted certain 2023 Unsecured SPA Notes and 2025 July Unsecured SPA Notes (as defined below) at conversion prices below $174.00 per share, as adjusted for the Reverse Stock Split, constituting dilutive issuances that triggered the full ratchet anti-dilution provisions of 2024 Unsecured SPA Notes, issued prior to the issuance of the respective 2023 Unsecured SPA Notes and 2023 Unsecured SPA Notes whose conversions gave rise to the ratchet adjustments. As a result, the fixed conversion price of outstanding 2024 Unsecured SPA Notes as of June 30, 2026 was reduced to $32.01 per share, as adjusted for the Reverse Stock Split.
Summary of 2024 Unsecured SPA Notes Activity
As of June 30, 2026, the fair value of the 2024 Unsecured SPA Notes was zero million, compared to $5.8 million as of December 31, 2025.
During the three months ended June 30, 2026, and 2025, the Company received no net cash proceeds, after original issue discounts, in exchange for the issuance of 2024 Unsecured SPA Notes. During the same periods, the Company converted debt with a principal amount of zero and $11.7 million into zero and 71,978 shares of Class A Common Stock, as adjusted for the Reverse Stock Split, respectively. The conversion of 2024 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of zero and $9.3 million, for each period, respectively. For the three months ended June 30, 2026, and 2025, the Company recognized a gain of zero million and a loss of $4.5 million, respectively, from the fair value remeasurement of 2024 Unsecured SPA Notes under ASC 825, which were recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the six months ended June 30, 2026 and 2025, the Company received net cash proceeds of zero and $20.0 million, respectively, after original issue discounts, in exchange for the issuance of 2024 Unsecured SPA Notes. During the same periods, the Company converted debt with a principal amount of $6.0 million and $11.7 million into 76,422 and 71,978 shares of Class A Common Stock, as adjusted for the Reverse Stock Split, respectively. The conversions of 2024 Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $0.6 million and $9.3 million, for the respective periods. For the six months ended June 30, 2026 and 2025, the Company recognized a loss of $0.5 million and a gain of $2.3 million, respectively, from the fair value remeasurement of 2024 Unsecured SPA Notes under ASC 825, which were recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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
The 2025 March Unsecured SPA Notes are convertible at the option of the holder into shares of the Company’s Class A common stock at an initial fixed conversion price of $193.50 per share, as adjusted for the Reverse Stock Split, subject to customary anti-dilution adjustments and full ratchet anti-dilution price protection. The number of shares issuable upon conversion is determined by dividing the outstanding principal and accrued interest, together with an 8% premium, by the conversion price. The notes also include an alternate conversion feature that permits the holder to convert at the lower of (i) the then-effective conversion price or (ii) the greater the floor price then in effect and the lowest VWAP of the Class A common stock during the five trading days immediately preceding the conversion notice. If a conversion under the alternate mechanism would result in issuance below the floor price, the Company must either settle the difference in cash or increase the principal balance of the note by the shortfall amount. The floor price is subject to reduction at the Company's discretion and was $157.200 per share, as adjusted for the reverse Stock Split, as of June 30, 2026.
The 2025 March Unsecured SPA Investors were issued warrants (the “2025 March Unsecured SPA Warrants”) equal to 100% of the shares issuable upon conversion of the aggregate principal amount under the 2025 March Unsecured SPA Notes funded, calculated using the initial conversion price of the 2025 March Unsecured SPA Notes. The 2025 March Unsecured SPA Warrants are exercisable immediately with a term of five years. The 2025 March Unsecured SPA Warrants are subject to a full ratchet anti-dilution price protection similar to that applicable to the 2025 March Unsecured SPA Notes. As of June 30, 2026, the Company’s issued 2025 March Unsecured SPA Warrants are indexed to the Company’s Class A common stock and meet the requirements for equity classification under the scope exception in ASC 815-40. In addition, the Company had received cash proceeds related to certain 2025 March Unsecured SPA closings for which the issuance of the related notes and warrants had not yet been completed. The obligation to issue these warrants is recorded at fair value as a warrant liability on the Condensed Consolidated Balance Sheet. Upon issuance, the liability will be reclassified to equity, provided the warrants continue to meet the equity classification criteria under ASC 815-40.
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
The 2025 March Unsecured SPA Investors received a number of shares of Series B Preferred Stock equal to the lesser of (i) the number of shares of common stock into which such purchaser’s notes are convertible, and (ii) such purchaser’s pro rata share (based on commitment percentage) of an aggregate cap of 9,000,000 shares of Series B Preferred Stock. See Note 13, Stockholders’ Equity for further details regarding the Series B Preferred Stock.
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
Note Conversion and exercise price re-set
Pursuant to the terms of the 2025 March Unsecured SPA, on May 28, 2025, the fixed conversion price of the 2025 March Unsecured SPA Notes and the exercise price of the related common stock warrants were reset to 100% and 120%, respectively, of the closing price of the Company’s Class A common stock on the trading day immediately prior to the receipt of stockholder approval for the related private placement. As a result, the fixed conversion price and warrant exercise price of the 2025 March Unsecured SPA instruments were re-set to $183.00 and $219.600 per share, as adjusted for the reverse Stock Split, respectively.
Summary of 2025 March Unsecured SPA Notes Activity
As of June 30, 2026, the fair value of the outstanding 2025 March Unsecured SPA Notes, was $3.4 million compared to $2.1 million as of December 31, 2025.
During the three months ended June 30, 2026, and 2025, the Company received net cash proceeds of zero and $22.1 million, respectively, after original issue discounts, in exchange for the issuance of 2025 March Unsecured SPA Notes. During the same periods, the Company converted debt with principal amounts of zero and $6.8 million into zero and 41,131 shares of Class A Common Stock, as adjusted for the reverse Stock Split, respectively. The conversion of 2025 March Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of zero and $5.5 million, for the respective periods. For the three months ended June 30, 2026, and 2025, the Company recognized a gain of $0.1 million and a loss of $2.8 million, respectively, from the fair value remeasurement of 2025 March Unsecured SPA Notes under ASC 825, which were recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the six months ended June 30, 2026 and 2025, the Company received net cash proceeds of $4.7 million and $24.1 million, respectively, after original issue discounts, in exchange for the issuance of 2025 March Unsecured SPA Notes. During the same periods, the Company converted debt with principal amounts of $1.7 million and $6.8 million into 12,252 and 41,131 shares of Class A Common Stock, as adjusted for the Reverse Stock Split, respectively. The conversion of 2025 March Unsecured SPA Notes into Class A Common Stock resulted in a loss on extinguishment of $1.3 million and $5.5 million, for the respective periods. For the six months ended June 30, 2026 and 2025, the Company recognized loss of zero and $2.7 million, respectively, from the fair value remeasurement of 2025 March Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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
The 2025 July Unsecured SPA Notes are convertible at the option of the holder into shares of the Company’s Class A common stock at an initial fixed conversion price of $262.50 per share, as adjusted for the reverse Stock Split, subject to customary anti-dilution adjustments and full ratchet anti-dilution price protection. The number of shares issuable upon conversion is determined by dividing the outstanding principal and accrued interest, together with an 8% premium, by the conversion price. The notes also include an alternate conversion feature that permits the holder to convert at the lower of (i) the then-effective conversion price or (ii) the greater the floor price and the lowest VWAP of the Class A common stock during the five trading days immediately preceding the conversion notice. If a conversion under the alternate mechanism would result in issuance below the floor price, the Company must either settle the difference in cash or increase the principal balance of the note by the shortfall amount. The floor price is subject to reduction at the Company's discretion and was $30.00 per share, as adjusted for the reverse Stock Split, as of June 30, 2026.
The 2025 July Unsecured SPA Investors were issued warrants (the “2025 July Unsecured SPA Warrants”) equal to 33% of the shares issuable upon conversion of the aggregate principal amount under the 2025 July Unsecured SPA Notes funded. The 2025 July Unsecured SPA Warrants are exercisable immediately with a term of five years. The 2025 July Unsecured SPA Warrants are subject to a full ratchet anti-dilution price protection similar to that applicable to the 2025 July Unsecured SPA Notes. As of June 30, 2026, the Company’s 2025 July Unsecured SPA Warrants are indexed to the Company’s Class A common stock and meet the requirements for equity classification under the scope exception in ASC 815-40.
The 2025 July Unsecured SPA Investors received a number of shares of Series B Preferred Stock equal to the lesser of (i) the number of shares of common stock into which such purchaser’s notes are convertible, and (ii) such purchaser’s pro rata share (based on commitment percentage) of an aggregate cap of 6,813,785 shares of Series B Preferred Stock. See Note 13 Stockholders’ Equity for further details regarding the Series B Preferred Stock.

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
Note Conversion and exercise price re-set and conversion floor reduction
Pursuant to the terms of the 2025 July Unsecured SPA Notes, on September 19, 2025, the fixed conversion price of the 2025 July Unsecured SPA Notes and the exercise price of the related common stock warrants were reset to 100% and 120%, respectively, of the closing price of the Company’s Class A common stock on the trading day immediately prior to the receipt of stockholder approval for the related private placement. As a result, as of June 30, 2026, the fixed conversion price and warrant exercise price of the 2025 July Unsecured SPA instruments were $252.00 and $303.00 per share, as adjusted for the Reverse Stock Split, respectively. This reset did not trigger any price-based anti-dilution provisions of other outstanding convertible instruments.
During the three months ended March 31, 2026, the Company exercised its contractual right to reduce the price floor of the 2025 July Unsecured SPA Notes on multiple occasions, with the final reduction to $30.00 per share as adjusted for the Reverse Stock Split, on March 30, 2026. Conversions during the period were effected pursuant to the alternate conversion feature at prices below the stated conversion price of $252.00 per share, as adjusted for the reverse Stock Split. These below-market conversions constituted dilutive issuances and triggered the full ratchet anti-dilution provisions of the outstanding 2024 Unsecured SPA Notes.
Anti-Dilution Adjustments
During the three months ended June 30, 2026, the Company issued the May 2026 Convertible Notes at a conversion price below the then-effective fixed conversion price of the outstanding 2025 July Unsecured SPA Notes. This issuance constituted a dilutive transaction that triggered the full ratchet anti-dilution price protection for 2025 July Unsecured SPA Notes. Accordingly, the fixed conversion price of the 2025 July Unsecured SPA Notes as of June 30, 2026 was $58.23 per share, as adjusted for the reverse Stock Split.
Summary of 2025 July Unsecured SPA Notes Activity
As of June 30, 2026, the fair value of the outstanding 2025 July Unsecured SPA Notes, was approximately $11.7 million compared to $26.8 million as of December 31, 2025.
During the three and six months ended June 30, 2026, the Company received no net cash proceeds, after original issue discounts, in exchange for the issuance of 2025 July Unsecured SPA Notes. During the same periods, the Company converted debt with principal amounts of $14.5 million and $22.9 million into 399,160 and 606,416 shares of Class A Common Stock, as adjusted for the Reverse Stock Split, respectively. The conversion of 2025 July Unsecured SPA Notes into Class A Common Stock resulted in loss on extinguishment of $6.3 million and $9.6 million for the respective periods. For the three and six months ended June 30, 2026, the Company recognized a loss of $0.2 million and $2.7 million from the fair value remeasurement of 2025 July Unsecured SPA Notes under ASC 825, respectively, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
There were no transactions involving 2025 July Unsecured SPA Notes during the three and six months ended June 30, 2025 as the 2025 July Unsecured SPA Notes had not yet been issued.
2026 May Convertible SPA Notes
Overview and Terms
On May 15, 2026, the Company entered into a securities purchase agreement (the “2026 May Convertible SPA”) with certain accredited investors (collectively, the “2026 May Convertible Notes SPA Investors”), pursuant to which the Company issued and sold senior convertible promissory notes in an aggregate original principal amount of $25.0 million (the “2026 May Convertible SPA Notes”). The 2026 May Convertible SPA Notes define the outstanding principal value as 108% of the stated

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
principal amount. Accordingly, the $25.0 million funded amount resulted in an aggregate unpaid principal balance of $27.0 million, with the $2.0 million difference reflected as an original issue discount.
At the closing, 50% of each investor’s commitment was remitted directly to the Company and the remaining 50% was deposited into a separate holder-controlled deposit account, in which the applicable holder holds a first-priority security interest. Amounts held in the holder-controlled accounts are classified as restricted cash until released to the Company. Each holder controls the release of the applicable funds pursuant to a deposit account control agreement. The funds are released to the Company only upon conversion of the related notes, and only to the extent the cash held in the account exceeds the amount required to secure the portion of each note that remains outstanding.
The 2026 May Convertible SPA Notes mature on May 15, 2027 and bear interest at 8% per annum on the outstanding principal value. Interest is payable in shares of Class A Common Stock upon each conversion as part of the amount converted, with any remaining accrued and unpaid interest payable in cash at maturity. In the event of a default, the interest rate increases to 15% per annum. Any amounts not paid when due bear an additional 18% per annum late charge, except to the extent such amount is simultaneously accruing interest at the default rate.. The amount payable upon a conversion, redemption or other repayment also includes a make-whole amount equal to the additional interest that would have accrued through the maturity date.
The 2026 May Convertible SPA Notes are convertible at the option of the holders at any time into shares of the Company’s Class A Common Stock at a fixed conversion price of $58.23 per share, as adjusted for the Reverse Stock Split, subject to customary adjustments and full-ratchet anti-dilution price protection. The number of shares issuable upon conversion is determined by dividing the applicable outstanding principal value, accrued and unpaid interest, the make-whole amount, late charges and other amounts due under the notes (“the Conversion Amount”), by the applicable conversion price. Alternatively, the holders may convert at an alternate conversion price equal to the lower of (i) the then-effective fixed conversion price and (ii) the greater of the floor price and the lowest of the five daily VWAPs of the Class A Common Stock during the five consecutive trading days immediately preceding the applicable conversion notice. The Company may reduce the floor price, subject to the rules of the applicable principal market and specified notice requirements. As of June 30, 2026 the floor price is $23.29 per share, as adjusted for the Reverse Stock Split.
The Company may, on one occasion and provided that no Equity Conditions Failure exists, redeem all, but not less than all, of the outstanding 2026 May Convertible SPA Notes for cash. The redemption price equals the greater of (i) 110% of the Conversion Amount and (ii) the amount the holder would have received if the holder had converted the notes into shares of Class A Common Stock and sold such shares at the highest closing sale price during the applicable measurement period (“the market-based amount”).
The holder may require the Company to redeem all or a portion of the 2026 May Convertible SPA Notes in cash upon the occurrence of certain specified events. Upon an Event of Default other than a bankruptcy-related Event of Default, the redemption price equals the greater of (i) 108% of the applicable Conversion Amount and (ii) the market-based amount described above. Upon a Change of Control, the redemption price equals the greatest of (i) 108% of the applicable Conversion Amount, (ii) the market-based amount described above, and (iii) an amount determined by reference to the per-share cash and non-cash consideration payable to common stockholders in the Change of Control. If the Company fails to cure a Floor Breach Event within the contractual cure period, the holder may require redemption at the applicable Conversion Amount, without premium. Upon a bankruptcy-related Event of Default, the outstanding 2026 May Convertible SPA Notes automatically become immediately due and payable, without further action by the holder, at 108% of the sum of Outstanding Principal Value, accrued and unpaid interest, make-whole interest, and any applicable late charges, unless waived by the holder in whole or in part.
The Company elected the fair value option under ASC 825 for the 2026 May Convertible SPA Notes. Changes in fair value are recognized in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Transaction costs associated with the issuance of the notes were expensed as incurred.
Summary of Activity
As of June 30, 2026, the fair value of the outstanding 2026 May Convertible SPA Notes was $23.6 million. There were no 2026 May Convertible SPA Notes outstanding as of December 31, 2025.
During the three and six months ended June 30, 2026, the investors funded an aggregate of $25.0 million, after original issue discounts, in exchange for 2026 May Convertible SPA Notes. . During the same periods, no 2026 May Convertible SPA Notes were converted into shares of Class A Common Stock and the Company recognized no gain or loss on extinguishment

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
related to the notes. For the three and six months ended June 30, 2026, the Company recognized a gain of approximately $1.4 million from the fair value remeasurement of the 2026 May Convertible SPA Notes under ASC 825, which was recorded in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
There were no transactions involving the 2026 May Convertible SPA Notes during the three and six months ended June 30, 2025, as the notes had not yet been issued.
Secured Streeterville Notes
Overview and Terms
On April 17, 2026, the Company entered into a notes purchase agreement (the “Streeterville NPA”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company issued a promissory note with an original principal amount of $15.8 million (the “A-1 Note”) and a secured promissory note with an original principal amount of $30.0 million (the “B Note” and, together with the A-1 Note and any additional notes issued upon an exchange of the B Note, the “Secured Streeterville Notes”). Streeterville paid an aggregate purchase price of $45.0 million, of which $15.0 million was remitted to the Company and $30.0 million was deposited into a segregated deposit account subject to a deposit account control agreement. The A-1 Note includes an original issue discount of $0.8 million included in its original principal balance.
The A-1 and B Secured Streeterville Notes mature on April 17, 2028, which is 24 months after their purchase price date. Each additional A Note issued upon exchange of the B Note matures on the greater of (i) 12 months after its issuance and (ii) the remaining term of the B Note. The A Notes bear interest at a rate of 9% per annum (non-compounding), and the B Note bears interest at a rate of 3.5% per annum, compounding daily. If an event of default occurs and is continuing, the applicable interest rate increases to the lesser of 18% per annum or the maximum rate permitted by applicable law. The Company may prepay the A Notes and B Note at 110% and 105%, respectively, of the portion of the outstanding balance being prepaid.
If the A-1 Note remains outstanding on the 180-day anniversary of its purchase price date, a one-time monitoring fee equal to 25% of the then-outstanding balance will be added to the outstanding balance of the A-1 Note. For any additional A Note issued more than six months after April 17, 2026, the monitoring fee is included in the note's initial principal balance upon issuance. The monitoring fee, and accrued interest thereon, are subject to pro rata forgiveness only if the Company makes cash payments on the A Notes.
Following a specified trigger event, Streeterville may increase the outstanding balance of each affected A Notes by 7.5%, on one occasion during the term of that A Note. Upon an event of default, the Company must pay the outstanding balance of the applicable Secured Streeterville Notes in cash, and in the case of the A Notes, at an amount reflecting any such 7.5% increase.
Beginning on October 17, 2026, Streeterville may require the Company to redeem up to an aggregate of $0.8 million per month under the outstanding A Notes. The applicable redemption amount, together with make-whole interest calculated as though the redeemed amount remained outstanding through maturity, may be settled in cash or shares of Class A Common Stock, at the Company’s election and subject to specified conditions, with the number of shares determined by reference to the Nasdaq Minimum Price on the applicable redemption date.
Beginning on October 17, 2026, the Secured Streeterville Notes also permit additional limited redemptions when the trading price of the Company’s Class A Common Stock is at least 15% greater than the applicable Nasdaq Minimum Price. The amount subject to a limited redemption is limited to 5% of the applicable cumulative daily dollar trading volume and may not exceed $5.0 million in aggregate for all outstanding notes. Limited redemptions are applied first to the A Notes; the B Note becomes subject to limited redemption only after the aggregate outstanding balance of the A Notes has been satisfied. Limited redemptions are settled in shares of Class A Common Stock, with the number of shares determined by dividing the limited redemption amount, including applicable make-whole interest, by the Nasdaq Minimum Price. For both monthly and limited redemptions, if the Nasdaq Minimum Price is below the contractual floor price, Streeterville may require the applicable redemption amount to be paid in cash. The contractual floor price is $9.05 per share, as adjusted for the Reverse Stock Split.
Subject to specified conditions, and generally following a reduction of at least $0.3 million in the aggregate outstanding balance of the A Notes, the Company may exchange a portion of the B Note — up to one-half of the applicable reduction amount — for an additional A Note. Each additional A Note generally has the same interest rate, original issue discount percentage and other economic terms as the A-1 Note. Upon completion of a note exchange, an amount equal to the portion of the B Note exchanged becomes eligible for release from the deposit account. Similarly, as the B Note is redeemed in shares of

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Class A Common Stock upon a limited redemption, an amount corresponding to the portion of the B Note so redeemed becomes eligible for release from the deposit account.
The $30.0 million held in the secured deposit account is classified as non-current restricted cash until released in accordance with the Streeterville NPA, the B Note and the deposit account control agreement. Release is contingent on the redemption or exchange of the B Note, which cannot occur before October 17, 2026 and is subject to future events outside the Company's control; as a result, the Company has no present ability to compel release within twelve months and cannot reliably determine the amount or timing of any release. Under the deposit account control agreement, Streeterville has the right to direct the disposition of the funds, which are subject to a first-priority security interest in favor of Streeterville. The B Note is also secured by a first-position pledge of all membership interests owned by the Company in FFAI Holdings, LLC. The Company’s obligations under the Secured Streeterville Notes are guaranteed by certain subsidiaries of the Company.
The Company elected the fair value option under ASC 825 for the Secured Streeterville Notes. Changes in fair value are recognized in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. Transaction costs associated with the issuance of the Secured Streeterville Notes were expensed as incurred.
Summary of Secured Streeterville Notes Activity
As of June 30, 2026, the fair value of the outstanding Secured Streeterville Notes was approximately $43.1 million. There were no Secured Streeterville Notes outstanding as of December 31, 2025.
During the three and six months ended June 30, 2026, the Company received aggregate proceeds of $45.0 million after original issue discounts, in exchange for Secured Streeterville Notes. Of the proceeds received, $30.0 million was deposited into the secured deposit account. There were no principal repayments, redemptions, note exchanges or settlements in shares of Class A Common Stock during the three and six months ended June 30, 2026. Accordingly, the Company did not recognize a gain or loss on extinguishment related to the Secured Streeterville Notes during either period.
For the three and six months ended June 30, 2026, the Company recognized a gain of approximately $1.9 million related to changes in the fair value of the Secured Streeterville Notes under ASC 825. The gain was recognized in Change in fair value of notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
There were no transactions involving the Secured Streeterville Notes during the three and six months ended June 30, 2025, as the notes had not yet been issued.
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
On June 4, 2025, prior to the acquisition, AIXC repaid approximately $0.1 million in principal at the request of Alpha. AIXC repaid the remaining outstanding balance of $-0.1 million at maturity, on January 28, 2026. During the three and six months ended June 30, 2026, AIXC recognized an immaterial gain from the fair value remeasurement of the 2025 Convertible Note - AIXC. no balance remained outstanding as of June 30, 2026.
9.Related Party Transactions
The Company has entered into notes payable agreements with related parties. The Company receives funding through notes payable from various parties, including related parties. These related parties include employees, affiliates of employees, affiliates, and other companies controlled or previously controlled by the Company’s Chief Executive Officer, Mr. Yueting Jia. The tables below summarize the related party note payable agreements as of June 30, 2026 and December 31, 2025, providing details on contractual maturity dates, contractual interest rates, and net carrying values.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

	June 30, 2026
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Notes Payable — China	December 2028	—%	$3,685
Notes Payable on Demand — China	Due on Demand	—%	441
Other Notes	Due on Demand	12.0%	75
			$4,201

Related party notes payable, current			$1,696
Related party notes payable, long-term			$2,505

	December 31, 2025
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Notes Payable — China	April 2027	—% (1)	3,775
Notes Payable on Demand — China	Due on Demand	—%	429
Other Notes	Due on Demand	12.0%	75
			$4,279

Related party notes payable, current			$3,507
Related party notes payable, long-term			$772
_______________
(1) The restructured loan bears no stated interest and requires fixed installment payments through the contractual maturity date. If the Company fails to pay an installment when due, liquidated damages would accrue, at a rate based on the applicable loan prime rate, on the overdue amount only, and only after the lender delivers a written demand. The Company was not in default with respect to the payment schedule during the period, and no such amounts have been recorded as June 30, 2026.

Roll Forward of Related Party Debt by Transaction Type
The following table presents a roll forward of the Company’s notes payable balances from March 31, 2026 to June 30, 2026 with related parties. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Related Party Debt
(in thousands)	Notes Payable — China	Notes Payable on Demand — China	Other Notes	Total
Balance as of March 31, 2026 (a)	$3,682	$435	$75	$4,192
Repayment of Debt (b)	(59)	—	—	(59)
Other Adjustments (c)	62	6	—	68
Balance as of June 30, 2026 (d)	$3,685	$441	$75	$4,201

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of March 31, 2026.
(b) Cash repayments of principal amounts during the period.
(c) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(d) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2026.
The following table presents a roll forward of the Company’s Related party notes payable balances from March 31, 2025 to June 30, 2025. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

	Categories of Related Party Debt
(in thousands)	March 2025 Unsecured SPA Notes	Unsecured SPA Notes	Notes Payable — China	Notes Payable on Demand — China	Convertible FFGP Note	FFGP Note	Other Notes	Total
Balance as of March 31, 2025 (a)	$143	$451	$4,215	$413	$250	$1,576	$75	$7,123
New Issuances (b)	1,212	—	—	—	—	—	—	1,212
Repayment of Debt, including periodic interest on debt carried at fair value (c)		—	—	—	(165)	(326)	—	(491)
Conversion of Debt to Equity (d)	(792)	—	—	—	—	—	—	(792)
Fair Value Adjustments of Debt (e)	449	—	—	—	—	—	—	449
Reclassification of Debt Between Debt Categories (f)	451	(451)	—	—	—	—	—	—
Other Adjustments (g)	—	—	56	6	—	—	—	62
Balance as of June 30, 2025 (h)	$1,463	$—	$4,271	$419	$85	$1,250	$75	$7,563

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
(e) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' in the Unaudited Condensed Consolidated Statements of Operations. Line item 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' also includes debt issuance costs of $109 thousand, which are separately identifiable from the fair value adjustments noted above

(f) Transfers of amounts between debt categories, such as from secured to unsecured classifications.
(g) Miscellaneous changes not captured in other columns, such as currency adjustments.
(h) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2025.
Roll Forward of Related Party Debt by Transaction Type
The following table presents a roll forward of the Company’s notes payable balances from December 31, 2025 to June 30, 2026 with related parties. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

	Categories of Related Party Debt
(in thousands)	Notes Payable — China	Notes Payable on Demand — China	Other Notes	Total
Balance as of December 31, 2025 (a)	$3,775	$429	$75	$4,279
Repayment of Debt (b)	(204)	—	—	(204)
Other Adjustments (c)	114	12	—	126
Balance as of June 30, 2026 (d)	$3,685	$441	$75	$4,201

(a) The carrying value for each note category, fair value or amortized cost depending on the election, as of December 31, 2025.
(b) Cash repayments of principal amounts during the period.
(c) Miscellaneous changes not captured in other columns, such as currency adjustments and reclassification to accrued expenses.
(d) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2026.
The following table presents a roll forward of the Company’s Related party notes payable balances from December 31, 2024 to June 30, 2025. It summarizes beginning and ending balances by debt category and details changes during the period, including repayments, conversions, reclassifications, fair value adjustments, and other significant transactions.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

	Categories of Related Party Debt
(in thousands)	March 2025 Unsecured SPA Notes	Unsecured SPA Notes	Notes Payable — China	Notes Payable on Demand — China	Convertible FFGP Note	FFGP Note	Other Notes	Total
Balance as of December 31, 2024 (a)	$—	$1,364	$4,382	$417	$250	$1,576	$75	$8,064
New Issuances (b)	1,363	470	—	—	—	—	—	1,833
Repayment of Debt, including periodic interest on debt carried at fair value (c)	—	—	(124)	—	(165)	(326)	—	(615)
Conversion of Debt to Equity (d)	(792)	(727)	—	—	—	—	—	(1,519)
Fair Value Adjustments of Debt (e)	441	(656)	—	—	—	—	—	(215)
Reclassification of Debt Between Debt Categories (f)	451	(451)	—	—	—	—	—	—
Other Adjustments (g)	—	—	13	2	—	—	—	15
Balance as of June 30, 2025 (h)	$1,463	$—	$4,271	$419	$85	$1,250	$75	$7,563

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
(e) Adjustments to debt fair value due to the fair value option election, embedded derivatives, or anti-dilution provisions. These adjustments are presented as a component of 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' in the Unaudited Condensed Consolidated Statements of Operations. Line item 'Change in fair value of notes payable, warrant liabilities, and call option derivatives' also includes debt issuance costs of $184 thousand, which are separately identifiable from the fair value adjustments noted above

(f) Transfers of amounts between debt categories, such as from secured to unsecured classifications.
(g) Miscellaneous changes not captured in other columns, such as currency adjustments.
(h) The carrying value for each note category, fair value or amortized cost depending on the election, as of June 30, 2025.
Schedule of Principal Maturities of Related Party Notes Payable
The future scheduled principal maturities of Related party notes payable as of June 30, 2026, are as follows:

(in thousands)
Years Ending December 31,	Amount
Due on demand	$516
2026	737
2027	1,179
2028	1,769
$4,201
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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
In February 2025, MHL converted the outstanding debt with a principal balance of $1.5 million into 9,018 shares of Class A Common Stock, as adjusted for the Reverse Stock Split . The conversion of the Unsecured Convertible Notes into Class A Common Stock resulted in a loss on extinguishment of $1.2 million which was recorded in Loss on settlement of related party notes payable in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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
There were no related party Unsecured Convertible Notes outstanding as of June 30, 2026 and December 31, 2025.
There was no activity related to the related party Unsecured Convertible Notes during the three and six months ended June 30, 2026.
During the three and six months ended June 30, 2025, the Company recognized a gain of zero and $0.7 million from the fair value remeasurement of Unsecured Convertible Notes under ASC 825, which was recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
2025 March Unsecured SPA Notes
Investors in the 2025 March Unsecured SPA Notes include related parties. (For information on the terms of these notes, see Note 8, Notes Payable
Summary of Activity
There were no outstanding 2025 March Unsecured SPA Notes to related party investors as of June 30, 2026 or December 31, 2025.
There was no activity related to the related party 2025 March Unsecured SPA Notes during the three and six months ended June 30, 2026.
During the three and six months ended June 30, 2025, the Company received net cash proceeds of $2.7 million and $3.1 million, after original issue discounts, in exchange for the issuance of 2025 March Unsecured SPA Notes to related party investors. During the same periods, the Company recognized a loss of $0.4 million and $0.4 million, respectively, from the fair value remeasurement of related party 2025 March Unsecured SPA Notes under ASC 825, which was recorded in Change in fair value of related party notes payable, warrant liabilities, and derivative call options in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
In March 2026, the Company entered into a second supplementary agreement with Chongqing to further restructure the remaining balance of approximately $3.7 million at the time of restructuring. The restructured amount is payable in twelve quarterly installments through December 2028. In connection with this agreement, Chongqing irrevocably waived its right to all amounts in excess of the remaining payable balance, including previously accrued interest, penalties, and related charges, and the reversion provision was eliminated. In the event of a payment default under the revised schedule, the agreement provides for liquidated damages at the prevailing one-year Loan Prime Rate on any unpaid amounts until paid in full. As a result, as of March 30, 2026, the Company derecognized approximately $20.2 million of accrued interest and penalties previously recognized following the 2023 default and recorded a corresponding increase to additional paid-in capital, consistent with the related party guidance in ASC 470-50-40-2. Following the March 2026 restructuring, the Notes Payable — China balance reflects only the remaining scheduled installment payments.
Summary of Activity
As of June 30, 2026, the principal value of this note payable was $3.7 million, compared to $3.8 million as of December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company had accrued but unpaid interest and penalties of zero and $19.9 million, respectively, recorded in Related party accrued interest on the Unaudited Condensed Consolidated Balance Sheets.
During the three months ended June 30, 2026, and 2025, the Company continued to make payments under the Supplemental Agreements described above, repaying $0.1 million and zero, respectively, of the restructured principal balance. During the six months ended June 30, 2026 and 2025, the Company repaying $0.2 million and $0.1 million, respectively, of the restructured principal balance.
During the three and six months ended June 30, 2025, principal repayments resulted in a proportionate reduction of accrued interest and penalties owed to Chongqing, and the Company recognized a gain of zero and $0.7 million in additional paid-in capital reflecting the related party nature of the transaction.
Notes Payable on Demand — China
The Company's notes payable with investors based in China (“Notes Payable on Demand — China”) bear a zero percent interest rate. The outstanding balance as of June 30, 2026 and December 31, 2025, was $0.4 million and $0.4 million, respectively.
FFGP Note
In November 2023 and January 2024, the Company issued unsecured promissory notes to FFGP Investment Holding I, LLC (“FFGP”), a related party, in an aggregate principal amount of $1.6 million. These notes, referred to as the “FFGP Note”, were due three months from their respective dates of issuance and accrued interest at either 4.27% or 5.27%.
FFGP fully waived its enforcement rights and remedies under the loan agreement with respect to the outstanding principal balance until final settlement. During the three and six months ended June 30, 2025, the Company repaid $0.3 million and $0.3 million, respectively. The carrying values of the FFGP Note were zero as of June 30, 2026 and December 31, 2025.
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
FFGP fully waived its enforcement rights and remedies under the loan agreement with respect to the outstanding principal balance until final settlement. During the three and six months ended June 30, 2025, the Company repaid $0.2 million and $0.2 million, respectively. The carrying value of the Convertible FFGP Note was zero as of June 30, 2026 and December 31, 2025.

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
FF Global Transactions and Consulting Services
FF Global Partners LLC (“FFGP”) is an affiliate of the Company’s founder and Global Chief Executive Officer, Mr. Yueting Jia, and has historically exerted significant influence over the Company’s governance. The Company entered into a Consulting Services Agreement with FFGP effective February 1, 2023, under which FFGP provided strategic and operational advisory services for a monthly fee of $200,000. The agreement automatically renewed on March 6, 2024, for an additional 12-month term and permitted reimbursement of certain documented out-of-pocket expenses, subject to specified limits. The Company terminated the agreement effective March 23, 2025, in connection with entering into a new consulting arrangement with FFGP.
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
For the three and six months ended June 30, 2026, the Company paid approximately $0.6 million and $1.3 million to FFGP. As of June 30, 2026 and December 31, 2025 the Company recorded a related party liability within accounts payable of $0.1 million and $0.1 million, respectively, related to consulting services provided by FFGP.
In early 2023, FFGP submitted a reimbursement request for approximately $6.5 million of legal expenses related to governance matters. The Board did not approve the request, and accordingly no liability has been recorded. The matter remains unresolved as of June 30, 2026. The new consulting agreement did not modify, settle, or otherwise address this prior reimbursement claim.
Advertising Services Payable to Leshi Information Technology Co., Ltd
The Company has recorded a related party payable to Leshi Information Technology Co., Ltd. within Related party accrued expenses and other current liabilities in the amount of $9.1 million and $8.5 million, respectively as of June 30, 2026 and December 31, 2025, in connection with advertising services provided to the Company in prior years. Leshi Information Technology Co., Ltd. is affiliated with LeTV, a Shanghai Stock Exchange-listed public company founded and controlled by Mr. Yueting Jia, the Company’s founder and Global Chief Executive Officer. Activity related to this payable during the six months ended June 30, 2026 consisted of $0.3 million in accrued interest and penalties. The remaining change in the balance is attributable to foreign currency translation.
Research and Developments Services Payable to Lerongzhixin Electronic Technology (Tianjin) Co., Ltd.
The Company has recorded a related-party payable to Lerongzhixin Electronic Technology (Tianjin) Co., Ltd. (“Lerongzhixin”) within Related party accrued expenses and other current liabilities in the amount of $3.2 million and $3.1 million, respectively, as of June 30, 2026 and December 31, 2025, in connection with technology-transfer and R&D services provided to the Company’s subsidiary LeAutolink Intelligent Technology (Beijing) Co., Ltd. (“LeAutolink”) under a Technology Transfer Agreement. Under this agreement, Lerongzhixin provided technical know-how and deliverables covering product and circuit design, software and databases, test/inspection reports and experimental data, prototypes and tooling, and related documentation and patents. Lerongzhixin and LeAutolink are entities affiliated with Mr. Yueting Jia and are therefore presented as related parties. There was no activity related to this payable during the six months ended June 30, 2026, other than changes attributable to foreign currency translation.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Grow Fandor
The Company entered into several related party transactions with Grow Fandor Inc. (“Grow Fandor”). Grow Fandor is considered a related party because it is significantly influenced by Mr. Yueting Jia, the Company’s CEO, who has a financial and operational interest in the entity. Grow Fandor was co-founded by Mr. Jia and Mr. Jerry Wang, who currently serves as Global President of the Company and is a significant shareholder in Grow Fandor. Below is a summary of the Company’s transactions with Grow Fandor and the related accounting treatment:

•Promissory Note: In September 2024, the Company executed a promissory note with Grow Fandor in the principal amount of $75,000. This note has been classified as “Other Notes” in table above that the summarizes the related party note payable agreements as of June 30, 2026.
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
•Trademark License Agreement: In October 2024, the Company and Grow Fandor executed the Trademark License Agreement, granting Grow Fandor exclusive rights to use the FF and FX brands during the contract term. In exchange Grow Fandor will pay to the Company: (1) a royalty fee, payable quarterly, calculated as the greater of: (a) 50% of the annual net profit from FF and FX ecosystem products, and (b) 5% of net sales revenue from all relevant brand ecosystem products; and (2) a $250,000 annual base license fee. The initial license fee was paid in cash and recorded as a capital contribution due to the related party nature of the arrangement and Mr. Yueting Jia's public statements that the relationship is intended to provide incremental capital to the Company. Subsequent annual fees are payable within 30 days following each contract year. In 2025, such license fee was settled in kind in exchange for marketing materials. As of June 30, 2026 and December 31, 2025, the Company recorded a related party receivable of $0.3 million for the license fee due and a corresponding liability within accounts payable of $0.3 million, for the marketing materials received.
•Sub-lease Agreement: Effective June 2025, the Company entered into a sublease agreement with Grow Fandor, for approximately 3,000 square feet of office space at our corporate office location. The term of the sublease is ten months, ending March 31, 2026. Monthly base rent is $4,500, with an additional $3,000 per month for Grow Fandor’s share of Common Area Operating Expenses, which may be deferred and accrue interest at 5% annually. The premises were used for storage of apparel for e-commerce, office use, and video recording/streaming. Grow Fandor has evacuated the premises as of December 31, 2025 and the Company is in negotiations to resolve the outstanding balance and formalize the termination terms.
X-Butler Transactions
X-Butler, a related party because it is affiliated with Mr. Yueting Jia, the Company’s founder and Global Chief Executive Officer, provided business development and event-related services to the Company and its executives, including services relating to corporate and investor events. The Company paid $83 thousand and $118 thousand to X-Butler for such services during the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the Company recorded balances of approximately $0.1 million and $0.1 million, respectively, within Related party accrued expenses and other current liabilities.
Transactions with AIXC and Affiliates
Management Consultant Arrangement
Yueting Jia provides management consulting services to AIXC. The Company paid $0.3 million and $0.6 million for services rendered during the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the Company recorded balances of approximately $0.1 million and zero, respectively, related to this arrangement, respectively.
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
Related Party Sales
During the three and six months ended June 30, 2026, Yueting Jia, purchased robots from the Company under the Company’s employee purchase program at a 38% discount from MSRP. The aggregate sales price was approximately $0.1 million. As of June 30, 2026 and December 31, 2025, the Company had related-party accounts receivable of approximately $0.1 million and zero, respectively.
Gold King Arthur Holding Limited Arrangement
On January 30, 2026, AIXC entered into an entrusted investment arrangement with Gold King Arthur Holding Limited (“GKA”), pursuant to which AIXC engaged GKA to act as fiduciary to acquire, hold, manage, tokenize, monetize and dispose of securities of the Company for the benefit of AIXC. In connection with the arrangement, GKA entered into a Securities Purchase Agreement (the “SPA”) with the Company to purchase $10.0 million of the Company’s Class A common stock. The arrangement provided that AIXC would fund the investment principal and GKA would manage the investment and related activities in accordance with AIXC’s instructions. Under the arrangement, GKA was entitled to receive a one-time management fee equal to 1% of the investment principal funded by AIXC, and a performance-based incentive equal to 10% of net profits, after payment of unpaid management fees and return of AIXC’s investment principal.
On April 10, 2026, AIXC, GKA and GKA’s shareholder amended the entrusted investment arrangement to, among other matters, expand the scope of Company securities that GKA may acquire and hold to include preferred equity and debt instruments. On the same date, AIXC provided an additional $2.0 million to GKA, which GKA lent to the Company pursuant to an unsecured loan agreement bearing interest at 10% per annum and maturing one year from the funding date.
On April 14, 2026, the Company and GKA amended and restated the SPA to increase the aggregate subscription amount to approximately $12.0 million, consisting of $0.5 million of the Company’s Class A common stock and approximately $11.5 million of newly designated Series C Convertible Preferred Stock. On April 15, 2026, the $2.0 million loan and approximately $2,000 of accrued interest were extinguished and applied toward the aggregate subscription amount. At closing, the Company issued to GKA 12,821 shares of Class A common stock, 11,502 shares of Series C Convertible Preferred Stock and a warrant to purchase up to 6,667 shares of Class A common stock.
As of June 30, 2026, GKA held the Class A common stock and Series C Convertible Preferred Stock in a fiduciary capacity for the benefit of AIXC. Because AIXC is a consolidated subsidiary of the Company and retains the beneficial and economic interest in such securities, the securities, having an aggregate cost of approximately $12.0 million, are presented as the contra-equity, netting of the Class A common stock, Series C Convertible Preferred Stock and additional paid-in capital in the Company’s Unaudited Condensed Consolidated Balance Sheets. The securities are not subsequently remeasured at fair value and are not considered outstanding for consolidated financial reporting purposes.
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
Summary of Collateralized Loan Activity
As of June 30, 2026 and December 31, 2025, the carrying value of the Collateralized Loan was $3.2 million and $3.6 million, respectively. Of these amounts $1.1 million and $0.9 million, respectively, were included in Other financing liabilities, current portion and $2.2 million and $2.7 million, respectively, were included in Other financing liabilities, long term portion in the Unaudited Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2026, the Company repaid $0.2 million and $0.5 million, respectively, of Collateralized Loan principal. For the three and six months ended June 30, 2025, the Company repaid $0.2 million and $0.4 million, respectively, of Collateralized Loan principal. Interest expense for the three and six months ended June 30, 2026 was $0.2 million and $0.5 million, respectively. Interest expense for the three and six

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
months ended June 30, 2025 was $0.3 million and $0.6 million, respectively.
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
As of June 30, 2026 and December 31, 2025, the Company had a building improvement balance of $12.0 million and $12.0 million, respectively, within Property, plant and equipment, net, reflecting amounts funded through the tenant improvement allowance. The repayment of the tenant improvement allowance are included in the scheduled financing obligation payments.
For the three and six months ended June 30, 2026, the Company recorded interest expense of $2.3 million and $4.5 million, respectively. The liability associated with these amounts is included in other financing liabilities, current portion and long term portion in the Unaudited Condensed Consolidated Balance Sheets.
For the three and six months ended June 30, 2025, the Company recorded interest expense of $2.0 million and $3.9 million, respectively. The liability associated with these amounts is included in other financing liabilities, current portion and long term portion in the Unaudited Condensed Consolidated Balance Sheets.
The financial liability as of June 30, 2026 and December 31, 2025 was $46.4 million and $44.2 million, respectively.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
The future scheduled principal maturities of financing obligations as of June 30, 2026 are as follows:

(in thousands)
Years Ending December 31,	Amount
2026 (6 months remaining)	$501
2027	1,189
2028	60,455
$62,145
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
As part of the Company’s plan to expand its operations within the U.A.E., the Company signed a lease on May 1, 2025 with Ras Al Khaimah Economic Zone Authority (“RAKEZ”) to rent a warehouse with approximately 10,000 square meters total rentable surface for 5 years and an annual lease payment of AED 3,800,000. Additionally, the Company has a $0.5 million deposit for a future lease expected to commence in 2026 with Master Investment Group (MIG). MIG is also the holder of the July 2025 Unsecured Notes and the Junior Secured SPA Notes, which had a combined fair value of $1.9 million as of June 30, 2026.
On January 15, 2026, the Company commenced two office leases for Units 1301 and 1302 at Citadel Tower in Dubai, U.A.E. In connection with the commencement of these leases, the Company recognized approximately $0.6 million of operating lease right-of-use assets and the related operating lease liabilities.
During the six months ended June 30, 2026, the Company recognized operating lease cost of $1.6 million and paid $3.5 million in cash for operating lease liabilities. The Company obtained operating lease right-of-use assets of $11.5 million in exchange for new operating lease liabilities during the same period. As of June 30, 2026, operating lease right-of-use assets were $14.8 million and operating lease liabilities were $13.2 million, of which $0.9 million was current and $12.4 million was non-current. The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating leases were approximately 5.2 years and 11.8%, respectively.
New U.S. Headquarters

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
On February 12, 2026, the Company executed a new lease agreement in El Segundo, California which will replace the Gardena lease. The El Segundo location has a total of 99,209 square feet. The initial lease term is 72 months. During the quarter ended June 30, 2026, the Company recorded $10.4 million in right-of-use asset related to this lease.
Sublease
In June 2025, the Company entered into a sublease arrangement with Grow Fandor, a related party, whereby Grow Fandor leases 3,000 square feet of office space at the Gardena Corporate Office location for ten months. The area subleased constitutes roughly 2% of the overall rentable space at the Gardena location. The monthly base rent is insignificant and is recorded as other income. As of June 30, 2026, Grow Fandor has vacated the premises and the Company is in negotiations to resolve the outstanding balance.
Short Term Leases
As of June 30, 2026, the Company’s short-term leases consist mainly of offices in Beijing and Zhuhai, China. Lease terms do not exceed twelve months. short-term lease obligations are included in accrued expenses and other current liabilities on our Unaudited Condensed Consolidated Balance Sheets.
12.Commitments and Contingencies
The Company is, from time to time, subject to claims and disputes arising in the normal course of business. In the opinion of management, the outcome of any such claims and disputes cannot be predicted with certainty.
Legal Proceedings Against the Company
As of June 30, 2026 and December 31, 2025, the Company had accrued legal contingencies of $2.1 million and $3.2 million, respectively, recorded within Accrued expenses and other current liabilities and Accounts payable for potential financial exposure related to ongoing legal matters, primarily related to breach of contracts and employment matters, which are deemed both probable of loss and reasonably estimable.
In May 2023, the Company received correspondence from Edscha Gestamp alleging that the Company breached its payment plan for outstanding invoices after sending two payments, one for $0.2 million and one for $0.3 million, demanding full payment for the remaining $1.3 million. Based on the current status of the proceedings, management believes a loss is probable and has recorded an accrual for the estimated loss in the accompanying financial statements. In accordance with ASC 450-20-50, the Company has not disclosed the amount of the accrual or an estimate of the range of possible loss, as management believes such disclosure could be prejudicial to the Company's position in the ongoing litigation. The Company will continue to monitor developments in this matter and will provide additional disclosure if and when it is no longer prejudicial to do so, or if there is a material change in facts and circumstances.
On March 25, 2024, Cooper Standard GmbH (“Cooper Standard”) filed a lawsuit against Faraday&Future Inc. in Superior Court of California, County of Los Angeles, alleging the non-payment of the estimated sum of $1.5 million that was purportedly in breach of contractual obligations set forth in purchase orders, a Letter of Tool Acceptance, and invoices to facilitate the supply of automotive products and services for the FF 91 vehicle from August 2021 to December 2022. The parties have tentatively reached a settlement and are in the process of memorializing their agreement. In June 2025, the parties reached an agreement to settle their dispute. As of June 30, 2026, the remaining outstanding balance is $0.9 million .
On March 27 and March 29, 2024, Jose Guerrero and Victoria Xie, the Company’s former Senior Director of Sales and Aftersales, and Go-to-Market Project Manager and Launch Manager, respectively, filed wrongful termination lawsuits against Faraday&Future Inc. and certain of its officers in Superior Court of California, County of Los Angeles, each of which seeks compensatory, general, and special damages in an amount not less than $1.0 million. On April 19, 2024, another former employee, Karimul Khan, submitted a request for arbitration against the same group of defendants without quantifying the alleged damages sought. Based on the evidence produced thus far, the Company believes it is too early to evaluate the potential outcome for the Guerrero and Xie matters.
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

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
On January 9, 2025, Quectel Wireless Solutions filed a lawsuit against Faraday&Future Inc. in Superior Court of California, County of Los Angeles, alleging damages of $0.2 million. The Company is defending the suit and trial is scheduled for September 2026. Based on the current status of the proceedings, management believes a loss is probable and has recorded an accrual for the estimated loss in the accompanying financial statements. In accordance with ASC 450-20-50, the Company has not disclosed the amount of the accrual or an estimate of the range of possible loss, as management believes such disclosure could be prejudicial to the Company's position in the ongoing litigation. The Company will continue to monitor developments in this matter and will provide additional disclosure if and when it is no longer prejudicial to do so, or if there is a material change in facts and circumstances.
In March 2025, BXP filed a lawsuit against the Company, alleging unpaid rent and a balance of approximately $1.0 million under a lease agreement signed with the Company. The parties have settled their dispute for $0.4 million in April 2025.
In May 2025, Costamp Group, as assignee of Vantage Cast Europe, s.r.l. (“Vantage”), filed a lawsuit against the Company, alleging the non-payment of the estimated sum of €2.8 million. The parties have entered into a settlement agreement in December 2025 for $1.6 million, which was satisfied through cash and shares of Class A Common Stock during the first quarter of 2026. In July 2026, Costamp filed a new lawsuit against the Company for breach of the settlement agreement, alleging that the Company failed to deliver the shares agreed upon under the agreement and failing to make the June 2026 cash payment. Costamp is seeking approximately $1.4 million. In accordance with ASC 450-20-50, the Company has not disclosed the amount of the accrual or an estimate of the range of possible loss, as management believes such disclosure could be prejudicial to the Company's position in the ongoing litigation.
On January 5, 2026, I-Tech USA filed a lawsuit against the Company in Superior Court of California, County of Los Angeles, alleging damages totaling $0.2 million. Based on the current status of the proceedings, management believes a loss is probable and has recorded an accrual for the estimated loss in the accompanying financial statements. In accordance with ASC 450-20-50, the Company has not disclosed the amount of the accrual or an estimate of the range of possible loss, as management believes such disclosure could be prejudicial to the Company's position in the ongoing litigation. The Company will continue to monitor developments in this matter and will provide additional disclosure if and when it is no longer prejudicial to do so, or if there is a material change in facts and circumstances.
JVIS-USA, LLC v. Faraday & Future, Inc., 26-001689-CB. On April 15, 2026, JVIS-USA, LLC filed suit in the Circuit Court of the County of Macomb County, Michigan. The complaint alleges claims for breach of contract, unjust enrichment, fraudulent misrepresentation, and declaratory judgment. According to the complaint, Plaintiff seeks damages of at least $1.1 million. Plaintiff’s claims for damages arise from alleged unpaid fees incurred for storage of tooling that the Company had allegedly promised to pay. Given the early stages of the proceedings, the Company is unable to evaluate the likelihood of an unfavorable outcome and/or the amount or range of potential loss.
Legal Proceedings Initiated by the Company
The Company has determined there to be financial exposure related to an ongoing legal matter, primarily arising from the bankruptcy of a key supplier. The exposure involves previously recorded deposits and tooling equipment, which have since become subject to legal contingency considerations due to the supplier’s insolvency.
On March 6, 2025, Faraday&Future Inc. (“Faraday”) filed a demand for arbitration against Tesca USA, Inc. and Tesca ABC, LLC alleging the breach of an Engineering Services Agreement (“ESA”) between Tesca USA and Faraday&Future Inc. According to a Verified Petition Regarding Assignment for the Benefit of Creditors filed in May 2024, Tesca USA assigned all its assets to Tesca ABC. Faraday had reason to suspect that Tesca USA may have made one or more large cash transfers to Tesca Group before it commenced the Assignment for Benefit of Creditors; however, after reviewing documents received during arbitration, counsel for the Company did not find evidence of transfers of funds/resources from Tesca USA to other Tesca entities after said funds/resources were received from Faraday. The Company does not anticipate being able to recover funds from Tesca and is no longer pursuing the matter.
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
In February 2024, the Company initiated a lawsuit against Draexlmaier Automotive Technologies of America LLC (“Draexlmaier”) for breach of contract, seeking $3.2 million in damages plus legal costs incurred. In May 2024, Draexlmaier

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
filed an Answer and Counterclaim alleging fraudulent inducement, breach of contract, violations of South Carolina’s Unfair Trade Practices Act, and unjust enrichment, and seeking $5.0 million in damages for breach of contract, as well as unspecified actual, consequential, punitive, and treble damages, and attorneys’ fees and costs. The parties mediated the dispute in February 2026 and reached an agreement to settle the dispute in April 2026 in favor of Faraday for $0.5 million.
Other Legal Matters
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
13.Stockholders’ Equity
The number of authorized, issued and outstanding stock, were as follows:

	June 30, 2026
	Authorized Shares	Issued Shares
Preferred Stock	22,915,032	—
Series B Preferred Stock	12,000,000	4,948,854
Series C Preferred Stock	11,502	11,502	(1)
Class A Common Stock	448,384,199	2,401,275	(2)
Class B Common Stock	4,429,688	45

(1) As of June 30, 2026, all 11,502 issued shares of Series C Preferred Stock were held for the benefit of AIXC, a consolidated subsidiary, and are accounted for as the contra-equity, Series C Convertible Preferred Stock and additional paid-in capital in the Company’s consolidated financial statements. Accordingly, no shares of Series C Preferred Stock were outstanding for consolidated financial reporting purposes as of June 30, 2026.

(2) As of June 30, 2026, 2,401,275 Class A Common Stock was issued and 2,388,454 Class A Common Stock was outstanding for consolidated financial reporting purposes. Difference between the issued and outstanding shares was in relation to the Class A Common Stock held for the benefit of AIXC.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

	December 31, 2025
	Authorized Shares	Issued Shares
Preferred Stock	5,931,000	1
Series B Preferred Stock	12,000,000	7,184,760
Class A Common Stock	228,041,297	1,327,538
Class B Common Stock	4,429,688	45
Amendments to the Company’s Certificate of Incorporation
The Company has amended its Certificate of Incorporation multiple times since the Business Combination. The most recent amendment increased the number of shares of Preferred Stock that may be issued to 34,926,534. The Preferred Stock shall have such designations, rights and preferences as may be determined from time to time by the Board. The Board is empowered, without stockholder approval, to issue the Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock; provided that any issuance of preferred stock with more than one vote per share will require the prior approval of the holders of a majority of the outstanding shares of Class B Common Stock.
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
Increase in Authorized Shares (May 2026)
On May 27, 2026, the Company filed a Tenth Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect (i) an increase in the number of authorized shares of common stock, par value $0.0001 per share, from 312,285,439 shares to 452,813,887 shares, and (ii) an increase in the number of authorized shares of preferred stock, par value $0.0001 per share, from 24,087,265 shares to 34,926,534 shares, increasing the total number of authorized shares of Common Stock and Preferred Stock from 336,372,704 shares to 487,740,421 shares.
Reverse Stock Split (July 2026)
On July 23, 2026, the Company filed the Twelfth Amendment to its Third Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a reverse stock split of its Class A

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
common stock and Class B common stock, each par value $0.0001 per share (collectively, the "Common Stock"), at a ratio of 1-for-150. At 5:00 p.m. Eastern Time on July 24, 2026 (the "Effective Time"), every 150 issued and outstanding shares of Common Stock were automatically combined and converted into one share of Common Stock of the same class, without any change in par value per share. No fractional shares were issued; each stockholder otherwise entitled to a fractional share received one whole share in lieu thereof. The number of authorized shares of Common Stock remained unchanged.
The Company’s Class A Common Stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the opening of trading on July 24, 2026 under the symbol “FFAI” with a new CUSIP number (307359 869).
All share and per-share amounts in the accompanying Unaudited Condensed Consolidated Financial Statements and related notes have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented. Proportionate adjustments were also made to the number of shares reserved for issuance and subject to outstanding awards under the Company's equity incentive plans (see Note 14, Stock-Based Compensation), and to the number of shares of Class A Common Stock issuable upon exercise or conversion of the Company's outstanding convertible debt securities and warrants, together with the related exercise and conversion prices. The conversion price of the Company's Series C Convertible Preferred Stock was proportionately adjusted for the Reverse Stock Split. the number of shares of Series C Convertible Preferred Stock issued was not affected. The Company's Public Warrants and Private Warrants, which were outstanding as of June 30, 2026 and are reflected on a split-adjusted basis in the periods presented, expired in accordance with their terms on July 21, 2026, prior to the Effective Time.
Preferred Stock
Series A Preferred Stock
On January 28, 2025, in connection with a purchase agreement entered into with Mr. Aydt, the Company’s then Global Chief Executive Officer, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A COD”) with the Delaware SOS. The Series A COD designated one share of the Company’s Preferred Stock as Series A preferred stock, par value $0.0001 per share (the “Series A Preferred”) and established the preferences, rights and limitations thereof. The closing of the sale and purchase of the shares of the Series A Preferred was completed on January 28, 2025 for a purchase price of $100.00.
The Series A Preferred was redeemed on March 7, 2025, for a redemption price of $100.00, following the annual meeting of stockholders.
On April 17, 2025, in connection with a purchase agreement entered into with Mr. Aydt, the Company’s then Global Chief Executive Officer, the Company filed the Series A COD with the Delaware SOS. The Series A COD designated one share of the Company’s Preferred Stock, par value $0.0001 per share and established the preferences, rights and limitations thereof. The closing of the sale and purchase of the shares of the Preferred was completed on April 17, 2025 for a purchase price of $100.00.
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
During the six months ended June 30, 2026 — there were no shares of Series B Preferred Stock issued in connection with 2025 March Unsecured SPA Notes and 2025 July Unsecured SPA Notes. During the same period 2,235,906 shares were cancelled upon conversion of 2025 March Unsecured SPA Notes and 2025 July Unsecured SPA Notes with an aggregate principal amount of $24.5 million.
The Company evaluated these Series B Preferred Stock in connection with the March 2025 SPA Notes and the July 2025 SPA Notes and determined that such Series B Preferred Stocks are not freestanding based on the specific terms associated therewith. As such, no economic value was assigned to the issuance of these Series B Preferred Stock.
Series C Preferred Stock
On April 15, 2026, in connection with the amended and restated securities purchase agreement with Gold King Arthur Holding Limited, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C COD”) with the Delaware SOS. The Series C COD authorized 11,502 shares of the Company’s preferred stock as Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), and established the preferences, rights, and limitations thereof.
Each share of Series C Preferred Stock has a stated value of $1,000 and is convertible, at the option of the holder, into shares of the Company’s Class A Common Stock at an initial conversion price of $39.00 per share,as adjusted for the Reverse Stock Split, subject to adjustment and the limitations set forth in the Series C COD, including limitations relating to exchange cap requirements, beneficial ownership and the availability of authorized and unreserved shares. The number of shares of Class

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
A Common Stock issuable upon conversion of each share of Series C Preferred Stock is determined by dividing the stated value by the conversion price then in effect. In addition, the holder may elect to convert at an alternate conversion price equal to the lower of (i) the conversion price then in effect and (ii) the greater of a floor price of $19.50, as adjusted for the Reverse Stock Split, and 100% of the closing price of the Class A Common Stock on the trading day immediately preceding the conversion. The conversion price is also subject to full-ratchet anti-dilution adjustment upon certain issuances of Class A Common Stock or common stock equivalents below the conversion price then in effect, and the holder may elect to substitute the price of certain variable-priced securities issued by the Company for the conversion price. The Series C COD provides that, upon an alternate conversion, if the number of shares of Class A Common Stock deliverable is limited by the floor price, the Company is required to pay the holder a cash amount determined by reference to the shortfall. If the Company does not have a sufficient number of authorized, unissued and unreserved shares of Class A Common Stock available to effect a conversion, such conversion may not be effected.
The Series C Preferred Stock ranks senior to the Company’s common stock and other junior stock, on parity with the Company’s Series B Preferred Stock,and junior to any senior preferred stock, in each case with respect to distributions upon a liquidation, dissolution or winding up of the Company. Upon a liquidation, dissolution or winding up of the Company, each share of Series C Preferred Stock is entitled to receive in cash, in preference to junior stock and pari passu with parity stock, the greater of (i) 125% of the Conversion Amount and (ii) the amount such holder would receive had the share been converted into Class A Common Stock immediately prior to the liquidation event.
Except as otherwise required by law, the holders of Series C Preferred Stock vote together with the holders of Class A Common Stock as a single class on an as-converted basis, subject to the beneficial ownership and exchange cap limitations set forth in the Series C COD.
The Series C Preferred Stock is not entitled to a stated dividend. The holders are, however, entitled to participate in dividends and other distributions made to holders of Class A Common Stock, and in certain purchase rights granted to holders of Class A Common Stock, on an as-converted basis.
The Series C Preferred Stock is not mandatorily redeemable, has no fixed or determinable redemption date, and is not redeemable at the option of the holder. The Company may, at its option, redeem all (but not less than all) of the outstanding shares of Series C Preferred Stock in cash at a redemption price equal to the greater of (i) 110% of the Conversion Amount and (ii) an amount determined by reference to the greatest closing sale price of the Class A Common Stock over a specified measurement period. Neither the Company nor any successor entity is required to redeem, repurchase or pay cash with respect to the Series C Preferred Stock in connection with a fundamental transaction or change of control, except pursuant to the holder's conversion rights; any redemption occurs solely at the Company's election.
On April 15, 2026, the Company issued 11,502 shares of Series C Preferred Stock to Gold King Arthur Holding Limited pursuant to the Securities Purchase Agreement, dated January 30, 2026, as amended on April 15, 2026. During the three and six months ended June 30, 2026, the Company issued 11,502 shares of Series C Preferred Stock. As of June 30, 2026, 11,502 shares of Series C Preferred Stock remained issued with an aggregate stated value of $11.5 million, but no shares outstanding for consolidated financial-reporting purposes as of either date.
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
Warrants
FFAI Warrants
The number of shares of Class A Common Stock issuable upon exercise of the Company’s outstanding warrants as of June 30, 2026 was as follows:

	Shares of Class A Common Stock Issuable Upon Exercise	Exercise Price	Expiration Date
Public Warrants⁽¹⁾	17	$16,560,000.00	July 21, 2026
Private Warrants⁽¹⁾	1	$16,560,000.00	July 21, 2026
Ares Warrants⁽¹⁾	43,963	$152.42	August 5, 2027
SPA Warrants⁽¹⁾	53	$32.01 or $58.23	Various through April 14, 2033
Junior SPA Warrants⁽¹⁾	3,499	$152.61	Various through September 30, 2029
2024 Unsecured SPA Warrants⁽¹⁾	19,171	$157.20	Various through January 21, 2030
2025 March Unsecured SPA Warrants(2)	46,659	$219.60	Various through June 30, 2031
2025 July Unsecured SPA Warrants⁽¹⁾	27,621	$157.20	August 22, 2030
	140,984

1	Classified as equity.
2	Classified as liability. See Note 15 — Fair Value of Financial Instruments.
The number of shares of Class A Common Stock issuable upon exercise of the Company’s outstanding warrants as of December 31, 2025 was as follows:

		Shares of Class A Common Stock Issuable Upon Exercise	Exercise Price	Expiration Date
Public Warrants(1)		17	$16,560,000.00	July 21, 2026
Private Warrants(1)		1	$16,560,000.00	July 21, 2026
SPA Warrants(1)		50	$174.00	Various through November 25, 2032
Junior Secured SPA Warrants(1)		3,499	$174.00	Various through September 30, 2029
2024 Unsecured SPA Warrants(1)		41,240	$183.00	Various through January 21, 2030
2025 March Unsecured SPA Warrants(2)		34,526	(a) 208.80 or (b) 219.00	Various through December 31, 2030
2025 July Unsecured SPA Warrants(1)		27,621	$302.40	August 22, 2030
Ares warrants(1)		38,512	$174.00	August 5, 2027
		145,466

1	Classified as equity.
2
Of the total 34,526 shares of Class A Common Stock issuable upon exercise of the 2025 March Unsecured SPA Warrants, approximately, 20,864 warrants were liability classified, pending formal closing and are measured at fair value. See Note 15 — Fair Value of Financial Instruments.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Ratchet Anti-dilution Price Protection
The above Ares warrants and SPA Portfolio Note warrants contain full ratchet anti-dilution price protection that requires the exercise price to be adjusted if the Company sells shares of Common Stock below the current exercise price.
During the three and six months ended June 30, 2026, conversions of certain convertible notes constituted Dilutive Issuances under the anti-dilution provisions of the Company’s outstanding SPA Portfolio warrants. As a result, the exercise prices of Junior Secured and 2024 Unsecured and 2025 March Unsecured SPA warrants were reduced to their respective minimum exercise price floors of $152.61 and $157.20, per share, as adjusted for the Reverse Stock Split. The exercise price of the equity-classified March 2025 Unsecured SPA warrants was similarly reduced to its minimum exercise price floor of $157.20 per share, as adjusted for the Reverse Stock Split, during the period; such warrants are no longer outstanding as of June 30, 2026. The liability-classified March 2025 Unsecured SPA warrants were not subject to anti-dilution adjustment and retain their original exercise price of $219.60 per share; as adjusted for the reverse Stock Split, these warrants remained outstanding as of June 30, 2026. The SPA Warrants do not contain a minimum exercise price floor. During the three and six months ended June 30, 2026, conversions of certain convertible notes at prices below the then-current exercise prices constituted dilutive issuances under the anti-dilution provisions of these warrants. As a result, the exercise prices of warrants issued prior to the instruments whose conversions constituted a dilutive issuance were reduced to $32.01 or $58.23 per share, as adjusted for the Reverse Stock Split, while warrants issued thereafter were not subject to this adjustment.
On May 15, 2026, the Company issued the 2026 May Convertible SPA Notes with a conversion price of $58.23, as adjusted for the Reverse Stock Split. The issuance constituted a dilutive issuance under the anti-dilution provisions of certain outstanding warrants and triggered full ratchet anti-dilution adjustments for instruments with then-existing exercise prices above the effective conversion price of the 2026 May Convertible SPA Notes .As a result, the exercise price of the SPA Warrants, which were not yet subject to the adjustment and 2025 July Unsecured SPA warrants was adjusted to $58.23 and Ares warrants to $152.42, each as adjusted for the Reverse Stock Split. The Company accounted for the reductions in exercise price of equity classified warrant instruments as a deemed dividend (the “Deemed Dividend”). The total value of the Deemed Dividend to warrant holders during the three and six months ended June 30, 2026 was $0.1 million and $0.2 million, respectively. The Deemed Dividend was measured as the increase in fair value of the Ares warrant and equity classified SPA Portfolio Note warrants immediately after the triggering events compared to their fair value immediately before such events. The Company recognized the payment of the Deemed Dividend in Additional paid-in capital in the Company’s Consolidated Balance Sheets due to the Company’s accumulated deficit.
During three and six months ended June 30, 2026, certain holders voluntarily cancelled 35,731 warrants, as adjusted for the Reverse Stock Split, issued in connection with the Company’s SPA financings. Because the cancelled warrants were classified within stockholders' equity, the cancellations did not result in the recognition of any gain, loss, or other adjustment in the condensed consolidated financial statements.
AIXC Warrants
As a result of the business acquisition of AIXC, as described in Note 3 Goodwill Associated with Business Acquisition, the Company consolidates AIXC warrants, and the number of outstanding warrants to purchase AIXC’s Class A Common Stock as of June 30, 2026 was as follows:

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
Ratchet Anti-dilution Price Protection
Certain AIXC warrants contain full-ratchet anti-dilution price protection that requires the exercise price to be adjusted if AIXC sells shares of common stock below the current exercise price. Liability-classified AIXC warrants are measured at fair value on a recurring basis, with changes in fair value recognized in change in fair value of notes payable, warrant liabilities, and derivative in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. These warrants were initially recognized at their respective fair values on the date the Company obtained control of AIXC, and any gains or losses related to changes in fair value prior to that date were recorded in AIXC’s standalone statements of operations. The liability-classified AIXC warrants are included in the warrant liability fair value rollforward presented in Note 15 Fair Value of Financial Instruments.
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
14.Stock-Based Compensation
Equity Incentive Plans
2021 Plan
In July 2021, the Company adopted the 2021 Stock Incentive Plan (“2021 Plan”). The 2021 Plan allows the Board to grant up to 35 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for the Class A Common Stock to employees, directors, and non-employees. The number of shares of Class

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
A Common Stock available under the 2021 Plan will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2024, and continuing until (and including) the calendar year ending December 31, 2031. Annual increases are equal to the lesser of (i) 5 percent of the number of shares of Class A Common Stock issued and outstanding on December 31 of the immediately preceding fiscal year and (ii) an amount determined by the Board.
As of the effective date of the 2021 Plan, no further stock awards have been or will be granted under the EI Plan or STI Plan (defined below).
At the annual meeting of stockholders held on July 31, 2024, the Company’s stockholders approved (among other proposals) an amendment to the 2021 Plan to increase the number of shares of Class A Common Stock available for issuance under the 2021 Plan by an additional 14,709 shares, subject to proportionate adjustment for stock splits and similar events as provided in the 2021 Plan.
At the stockholder’s meeting held September 19, 2025, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2021 Stock Incentive Plan in order to increase the number of shares of FFAI Class A Common Stock available for issuance under the 2021 Plan by an additional 63,334 shares. The intent of this increase is to bring authorized shares under the 2021 Plan close to industry level. As of June 30, 2026, and 2025, the Company had 1,739 and 3,567 shares of Class A Common Stock, respectively, available for future issuance under the 2021 SI Plan.
EI Plan
On February 1, 2018, the Board adopted the Equity Incentive Plan (“EI Plan”), under which the Board authorized the grant of up to 30 incentive and nonqualified stock options, restricted stock, unrestricted stock, restricted stock units, and other stock-based awards for Legacy FF’s Class A Ordinary Stock to employees, directors and non-employees.
On the closing date and in connection with the Business Combination, each of the Legacy FF’s outstanding options under the EI Plan immediately prior to the closing of the Business Combination remained outstanding and converted into the right to purchase the Company’s Class A Common Stock based on the Exchange Ratio.
As of June 30, 2026, there was no unrecognized stock-based compensation expense for stock options granted under the EI Plan.
STI Plan
On May 2, 2019, the Company adopted its Special Talent Incentive Plan (“STI Plan”) under which the Board may grant up to 10 incentive and nonqualified stock options, restricted shares, unrestricted shares, restricted share units, and other stock-based awards for Legacy FF’s Class A Ordinary Stock to employees, directors, and non-employees.
The STI Plan does not specify a limit on the number of stock options that may be issued under the plan. Under the terms of the STI Plan, the Company is required to reserve and keep available a sufficient number of shares to satisfy the plan’s requirements. The Company no longer issues equity awards under this plan.
As of June 30, 2026, there was no unrecognized stock-based compensation expense for stock options granted under the STI Plan.
Stock-Based Compensation Awards
2021 Plan - Option Awards
As of June 30, 2026, there was no unrecognized stock-based compensation expense for stock options granted under the 2021 Plan. Most options granted under the 2021 Plan vest over a four-year period and are contingent upon the grantee’s continued service.
There were no options granted under the 2021 Plan during the three and six months ended June 30, 2026.
2021 Plan - Restricted Stock Units and Performance Stock Units
As of June 30, 2026, total unrecognized stock-based compensation expense for RSUs granted under the 2021 Plan was less than $0.1 million. Most RSUs granted under the 2021 Plan vest over a four-year period and are contingent upon the grantee’s continued service, except for RSUs granted to members of the Board of Directors, which generally vest over an approximately one-year period.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Executive Equity Awards
On May 5, 2026, the Board approved compensation arrangements with Yueting Jia, the Company’s Global Chief Executive Officer, and Jiawei (Jerry) Wang, the Company’s Global Executive Chairman, providing for time-based restricted stock unit (“RSU”) awards with stated values of $5.9 million and $1.5 million, respectively, and performance stock unit (“PSU”) awards with target values of $5.9 million and $1.5 million, respectively. The RSUs vest in four equal annual installments, subject to continued employment through each applicable vesting date. Although the Board approved the compensation arrangements on May 5, 2026, the RSU grants remained subject to subsequent approval by the Board or a committee thereof, including confirmation that sufficient shares were available under the 2021 Plan. As of June 30, 2026, such approval had not occurred and, accordingly, a grant date had not been established for the RSU.
The PSUs are subject to the achievement of performance criteria to be established by the Board or a committee thereof. As of June 30, 2026, the applicable performance criteria had not been approved and the parties had not reached a mutual understanding of the key terms and conditions of the awards. In addition, the PSU grants remained subject to subsequent approval by the Board or a committee thereof, including confirmation that sufficient shares were available under the 2021 Plan. Accordingly, a grant date had not been established for the PSUs as of June 30, 2026.
Equity Awards Outside of Company’s Equity Incentive Plans (Market-Based Awards)
Effective April 23, 2025, the Company entered into an offer letter with Mr. Yueting Jia, under which he was appointed to serve as Global Co-CEO. (Currently, Mr. Jia serves as the Company’s Global Chief Executive Officer.) In connection with his service, Mr. Jia is eligible to receive contingent equity awards if the Company achieves certain stock price or market capitalization milestones. These awards are made outside of the Company’s existing equity incentive plans.
The equity award structure consists of two phases:
•Phase 1: For every $750.00 increase, as retrospectively adjusted for the Reverse Stock Split, in the Company's daily closing stock price or $700.0 million increase in market capitalization, measured from April 23, 2025, Mr. Jia is eligible to receive restricted stock units (RSUs) equal to 1% of the Company's outstanding shares at the time the milestone is achieved. Awards under this phase are capped at 5% of the Company’s outstanding shares.
•Phase 2: After reaching the 5% cap under Phase 1, Mr. Jia is eligible to receive additional RSUs for each $3000.00 increase, as retrospectively adjusted for the Reverse Stock Split, in stock price or $3.0 billion increase in market capitalization, again equal to 1% of outstanding shares per milestone, up to a cumulative total of 9% of outstanding shares.
To qualify for any award, the applicable stock price or market capitalization level must be sustained for at least 15 consecutive trading days. The effects of stock splits, dividends, mergers, or acquisitions are excluded from milestone calculations. There is no expiration date associated with achievement of the award. The award qualifies for equity accounting pursuant to the provisions of ASC 718, however, since the Company has insufficient authorized but unissued shares the award is presented as a liability within Accrued Expenses and Other Current Liabilities in the Unaudited Condensed Consolidated Balance Sheet as of June 30, 2026.
The fair value of Mr. Jia’s award at grant date was $10.3 million with an estimated total derived service period of 7.61 years, with expected milestone achievement dates between 2029 and 2032. As of June 30, 2026 the fair value of Mr. Jia’s award is $9.6 million with a remaining derived service period of 6.47 years. The Company recognizes expense for Mr. Jia’s award using the accelerated attribution method over the derived service period for each tranche. Because the award is liability-classified, the award is remeasured at fair value at each reporting date until settlement, with changes in fair value recognized as compensation cost based on the portion of the requisite service period rendered. Details on key assumptions and inputs used in valuing Mr. Jia’s award can be found at Note 15, Fair Value of Financial Instruments. The derived service period is not subsequently revised unless the related market condition is achieved before the end of the initially derived service period.
The Company began recognizing expense for Mr. Jia’s market-based awards, which are in addition to his annual equity plan, at the inception of the arrangement. The compensation expense recognized in the three and six months ended June 30, 2026, was $0.4 million and a reversal of previously recognized compensation expense of $0.3 million due to a decline in the fair value of the award liability. The compensation expense recognized in the three and six months ended June 30, 2025 was $0.7 million and $0.7 million.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Stock-based compensation expense
The following table presents stock-based compensation expense for all of the Company’s 2021 Plan, EI Plan, and STI Plan and awards outside these plans included in each respective expense category in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$(7)	$66	$16	$335
Sales and marketing	—	19	12	41
General and administrative	480	808	(357)	819
	$473	$893	$(329)	$1,195

(a) Negative stock-based compensation expense in general and administrative due to adjusting down the liability balance of Mr. Jia’s market-based awards and remeasurement of other liability-classified awards.
15.Fair Value of Financial Instruments
Cash Equivalents
The fair value of the Company’s money market funds is based on the closing price of these assets as of the reporting date, which are included in cash equivalents. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. As of June 30, 2026 and December 31, 2025 the Company had cash equivalent balances of $0.2 million and $16.0 million, respectively.
Digital Assets
The Company measures digital assets at fair value in accordance with ASC 820, Fair Value Measurement. Fair value is determined using quoted prices in active markets for identical assets (Level 1 inputs). Accordingly, the Company classifies its digital assets within Level 1 of the fair value hierarchy under ASC 820. The Company utilizes pricing information provided by the principal market, which is based on observable market prices from active trading exchanges. As of June 30, 2026 and December 31, 2025, the Company had digital asset balances of $5.2 million and $10.3 million, respectively.
Notes Payable & Related Party Notes Payable
The Company has elected to measure certain notes payable and related party notes payable at fair value. Specifically, the SPA Portfolio Notes or notes convertible into SPA Portfolio Notes as they contain embedded liquidation premiums with conversion rights that represent embedded derivatives (see Note 8, Notes Payable and Note 9, Related Party Transactions). The Company uses a binomial lattice model, a Monte Carlo simulation, and discounted cash flow methodology to value the notes carried at fair value. The significant assumptions used in the models include the volatility of the Class A Common Stock, the Company’s expectations around the full ratchet anti-dilution and other triggering events, the discount rate applied to the Notes, which incorporates a market benchmark rate and a company-specific credit spread, annual dividend yield, and the expected life of the instrument. Because the valuation incorporates significant unobservable inputs, including the Company’s credit spread and expected triggering events, the instruments are classified within Level 3 of the fair value hierarchy.
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
Market-based Awards
Effective April 23, 2025, in connection with his appointment as the then Global Co-Chief Executive Officer, the Company entered into an offer letter with Yueting Jia that provided for a market-based equity award, as further described in Note 14, Stock-Based Compensation. Mr. Jia currently serves as the Company’s Chief Executive Officer. The award is contingent upon the achievement of specified stock price and market capitalization milestones and was granted outside the Company’s existing equity incentive plans.
The Company concluded that the award qualifies for equity classification under ASC 718. However, because the Company does not currently have a sufficient number of authorized but unissued shares the award is classified as liability within Accrued Expenses and Other Current Liabilities in the Unaudited Condensed Consolidated Balance Sheet for the period ended June 30, 2026. Shares based compensation expense is recorded in General and administrative expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
The fair value of the award is remeasured quarterly using a Monte Carlo simulation model based on a Geometric Brownian Motion framework. Significant assumptions used in the valuation included a stock price of $34.58, an effective date market capitalization of $76.4 million, a risk-free rate of 4.43%, a selected equity volatility of 85.0%, and an estimated contractual term of ten years. The remaining total derived service period for the award is 6.47 years, with expected milestone

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
achievement dates between 2029 and 2032. Market-based Awards liabilities are classified within Level 3 valuations of the fair value hierarchy.
Director Awards
On August 14, 2025, the Board of Directors approved restricted stock unit (“RSU”) awards with a target value of $150,000 for each of three non-employee directors, payable in shares of the Company’s Class A Common Stock pursuant to the Amended and Restated 2021 Stock Incentive Plan, as further described in Note 14, Stock-Based Compensation.
The closing price of the Company’s Class A Common Stock was $450.00, as retrospectively adjusted for the Reverse Stock Split, on August 14, 2025, representing an aggregate approved award value of $450,000 for the three directors. On December 31, 2025, the Board approved the use of the closing stock prices on August 14, 2025 and December 31, 2025 in determining the number of RSUs to be issued and authorized a make-whole adjustment to compensate the directors for the decline in the Company’s stock price between those dates. The closing price of the Company’s Class A Common Stock was $153.00, as retrospectively adjusted for the Reverse Stock Split, on December 31, 2025. At the time of approval, the Company did not have a sufficient number of authorized and unissued shares available for issuance. As a result, the Company classified these awards as liability-classified awards. The awards will continue to be accounted for as liabilities until the share sufficiency issue is resolved.
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
During the three months ended June 30, 2026, the RSU awards granted to three non-employee directors vested and were settled in shares on April 15, 2026. The aggregate settlement-date fair value of the awards was $134,118, and the related liability was reclassified to Additional paid-in capital upon settlement. Accordingly, no related liability remained outstanding as of June 30, 2026.
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
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities remeasured on a recurring basis by level within the fair value hierarchy:

	June 30, 2026
(in thousands)	Level 1	Level 2	Level 3
Assets:
Money-market funds	$156	$—	$—
Digital assets	$5,213	$—	$—
Liabilities:
Warrant liabilities[1]	$—	$—	$768
Derivative Call Option	$—	$—	$5,794
Notes payable[1]	$—	$—	$95,507
YT's Market-based Awards	$—	$—	$2,031

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
There were no transfers of assets and liabilities between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy during the three and six months ended June 30, 2026, and 2025. The carrying amounts of the Company’s financial assets and liabilities, including cash, restricted cash, deposits, accounts payable, accrued liabilities and notes payable, other than the SPA Portfolio Notes and the 2025 Convertible Note - AIXC, approximate fair value because of their short-term nature or contractually defined value.
Recurring Level 3 Fair Value Measurement Activity
The following table summarizes the activity of Level 3 fair value measurements:

(in thousands)	Warrant Liabilities[1]		Derivative Call Option[1]		Notes Payable[1]		Market-based award[4]
Balance as of December 31, 2025	$1,950		$12,546		$56,376		$2,371
Additions	491	[2]	1,005	[2]	77,052	[3]	872
Payment of Notes Payable	—		—		(132)		—
Change in fair value measurements	(1,673)		(7,757)		2,169		(1,212)
Conversions of notes to Class A Common Stock	—		—		(39,958)		—
Balance as of June 30, 2026	$768		$5,794		$95,507		$2,031

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

3 Additions of Notes Payable measured at fair value are presented net of the initial fair value adjustment recorded at issuance. The aggregate fair value adjustment recognized at issuance reduced the principal amount of notes issued during the period by $6,448 thousand. This reduction reflects the allocation of total transaction proceeds between the SPA Notes and the related SPA Warrants and Incremental Warrants issued as part of the bundled transaction. In addition, the line item Change in fair value of notes payable, warrant liabilities, and derivative call options includes a loss of $6,657 thousand, and the line item Change in fair value of related party notes payable, warrant liabilities, and derivative call options includes a loss of zero, both of which relate to debt issuance costs. These costs are separately identifiable from the fair value adjustments described above and are not included in the Additions of Notes Payable This information is presented to facilitate reconciliation to the related amounts reported in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

4 As discussed in Note 14, Stock-Based Compensation, the issuance date fair value of the Market-based award is $10.3 million and as of June 30, 2026 the fair value of the Market-based award was $9.6 million. Amounts displayed here represent vesting for the award based on the issuance date fair value and the subsequent remeasurement of amounts vested.

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
The following data shows the amounts used in computing net loss per share and the effect on net loss and the weighted-average number of shares as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net loss attributable to Faraday Future Intelligent Electric Inc.	$(36,029)	$(124,676)	$(74,885)	$(134,954)
Less: Deemed Dividend	(137)	—	(222)	—
Net loss available to common stockholders	$(36,166)	$(124,676)	$(75,107)	$(134,954)

Weighted average shares used in computing net loss per share of Class A and B Common Stock:
Basic	2,080,711	691,415	1,757,176	598,696
Diluted	2,080,711	691,415	1,757,176	598,696

Net loss per share of Class A and B Common Stock attributable to common stockholders:
Basic	$(17.38)	$(180.32)	$(42.74)	$(225.41)
Diluted	$(17.38)	$(180.32)	$(42.74)	$(225.41)
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
The table below presents the potentially dilutive shares that were excluded from the computation of diluted net loss per share of Common Stock attributable to Common Stock stockholders due to their antidilutive effect:

	As of June 30,
	2026	2025
Shares issuable upon conversion of SPA Portfolio Notes	1,672,590	242,888
Shares issuable upon conversion of Unsecured Convertible Notes	205,321	358
Shares issuable upon redemption of redeemable Notes and accrued and make-whole interest	1,466,050	—
Shares issuable upon exercise of equity classified SPA Portfolio Note warrants	50,344	—
Shares issuable upon exercise of liability classified SPA Portfolio Note warrants	46,659	376,629
Other warrants	43,963	38,512
Stock-based compensation awards – Options	699	16
Stock-based compensation awards – RSUs	41	988
Public warrants	17	17
Private warrants	1	1
	3,485,685	659,409

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
The following table presents revenues, expenditures and loss from operations data of the Company and its reportable segments for the three and six months ended June 30, 2026, and 2025. In 2025, the Company operated as a single segment (AIEV).

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(in thousands)	AIEV	Robotics (1)	AIXC	Consolidated	Consolidated

Revenue	$(17)	$853	$—	$836	$54
Cost of revenues	10,894	644	—	11,538	26,912
Gross (loss) profit	(10,911)	209	—	(10,702)	(26,858)
Operating expenses
Research and development	4,137	—	6	4,143	5,004
Sales and marketing	1,974	—	86	2,060	1,873
General and administrative	11,437	—	2,868	14,305	14,097
Loss on disposal of property, plant, and equipment	(12)	—	—	(12)	276
Asset impairment on long-lived assets	—	—	—	—	—
Impairment of intangible assets, including goodwill	3,629	—	—	3,629	—
Credit loss expense - short-term note receivable	—	—	—	—	—
Total operating expenses	21,165	—	2,960	24,125	21,250

(Loss) income from operations	$(32,076)	$209	$(2,960)	$(34,827)	$(48,108)

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(in thousands)	AIEV	Robotics (1)	AIXC	Consolidated	Consolidated

Revenue	$207	$1,141	$—	$1,348	$370
Cost of revenues	22,640	788	—	23,428	48,293
Gross (loss) profit	(22,433)	353	—	(22,080)	(47,923)
Operating expenses
Research and development	11,123	—	10	11,133	11,423
Settlement on accrued research and development expenses	—	—	—	—	—
Sales and marketing	6,952	—	724	7,676	4,502
General and administrative	17,084	—	6,416	23,500	27,771
Loss on disposal of property, plant, and equipment	316	—	—	316	320
Asset impairment on long-lived assets	—	—	183	183	—
Impairment of intangible assets, including goodwill	5,701	—	—	5,701	—
Credit loss expense - short-term note receivable	—	—	143	143	—
Total operating expenses	41,176	—	7,476	48,652	44,016

(Loss) income from operations	$(63,609)	$353	$(7,476)	$(70,732)	$(91,939)

(1) The Robotics segment is evaluated by the CODM using gross profit as an additional performance measure. General and Administrative, Research and Development, and Sales and Marketing expenses are not allocated to the Robotics segment, as these costs are managed on a consolidated basis and are primarily reflected within the AIEV segment.
Inter-segment transactions are eliminated in consolidation. During the three and six months ended June 30, 2026, inter-segment activity between AIEV and AIXC totaled approximately $0.1 million and $0.6 million and primarily related to transition services provided under a transition services agreement. These amounts were eliminated in consolidation and did not impact consolidated loss from operations.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Additional segment disclosures are as follows:

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
(in thousands)	AIEV	Robotics	AIXC	Consolidated	Consolidated
Depreciation and amortization	$8,025	$—	$—	$8,025	$19,781
Interest expense	$(2,348)	$—	$—	$(2,348)	$(812)
Net loss on digital assets	$—	$—	$(984)	$(984)	$—

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
(in thousands)	AIEV	Robotics	AIXC	Consolidated	Consolidated
Depreciation and amortization	$16,106	$—	$—	$16,106	$37,308
Interest expense	$(4,826)	$—	$—	$(4,826)	$(3,114)
Net loss on digital assets	$—	$—	$(2,930)	$(2,930)	$—

	As of June 30, 2026				As of December 31, 2025
(in thousands)	AIEV	Robotics	AIXC	Consolidated	Consolidated
Net assets	$(4,130)	$353	$5,189	$1,412	$7,759
18.Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the Unaudited Condensed Consolidated Financial Statements were issued.
Subsequent SPA Portfolio Notes Activity
Subsequent to June 30, 2026, the Company received gross proceeds in connection with issuance of SPA Portfolio Notes to third parties totaling $3.4 million, with maturity period of five or six years and 10.00% or 15.00% interest. Principal and accrued interest are convertible at the option of the holder into Common Stock of the Company at a conversion price per share equal to the lower of a) stated conversion price or b) lowest VWAP of the five trading days immediately prior to the day on which lender provides conversion notice or 90% of the previous trading day VWAP. Additionally, $8.2 million of principal and $1.4 million of interest of the Company’s SPA Portfolio Notes were converted into 1,103,738 shares of the Company’s Class A Common Stock.
At-the-Market Equity Offering Program
Subsequent to June 30, 2026, the Company's at-the-market offering program became effective, under which the Company may sell, from time to time, shares of Class A Common Stock through a sales agent. Since commencing the sales under the program the Company sold 163,174 shares of Class A Common Stock for gross proceeds of approximately $1.0 million.
Amended and Restated July 2025 Securities Purchase Agreement
On July 9, 2026, the Company amended and restated its Securities Purchase Agreement, dated July 14, 2025 (the “2025 July Unsecured SPA”). The amendment and restatement (i) divides the subsequent closing into eight separate closings, with each closing occurring within three business days after the Company receives at least $5.0 million in additional note commitments following the prior closing; (ii) eliminates the Company’s obligation to issue Common Warrants in connection with notes issued in subsequent closings to all purchasers other than one specified purchaser; and (iii) removes the Company’s obligation to register the resale of securities issued pursuant to the agreement. The amendment did not modify the aggregate principal amount of notes to be issued or the purchasers’ aggregate note commitments, or the maturity, interest rate, or conversion terms of the notes, including the conversion price and conversion mechanics.

Faraday Future Intelligent Electric Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Reverse Stock Splits
On July 24, 2026, the Company effected a 1-for-150 reverse stock split of its Class A and Class B common stock. The effects of the reverse stock split have been retroactively reflected in the accompanying Unaudited Condensed Consolidated Financial Statements and related notes for all periods presented. See Note 2, Liquidity and Capital Resources and Going Concern, and Note 13, Stockholders’ Equity, for further detail.
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

Overview
Company Overview
We are a California-based, Physical AI ecosystem company founded in 2014 with a vision to disrupt the automotive industry. Our Class A Common Stock trade on The Nasdaq Capital Market (“Nasdaq”) under the ticker symbols “FFAI”. Our Public Warrants, which previously traded on Nasdaq under the ticker symbol “FFAIW,” expired on July 21, 2026.
With headquarters in the greater Los Angeles, California area, we design and engineer next-generation intelligent, connected electric vehicles and develop and commercialize multi-form Embodied Artificial Intelligence (“EAI”) robotics products and related platform and ecosystem initiatives. We manufacture vehicles at the FF aiFactory California production facility in Hanford, California. We also have additional engineering, sales, and operational capabilities in China. Additionally, we have established operations in the United Arab Emirates, including an entity to support regional sales and operations and a facility in Ras Al Khaimah. During the three months ended June 30, 2026, FX Super One sales activity and related assembly and delivery preparation in the U.A.E. were paused in response to regional geopolitical conditions and management’s reprioritization of certain internal resources toward the robotics business, while EV engineering and production-readiness activities continued through the Company’s supplier arrangements.
Since our founding, we have developed technologies and products focused on intelligent electric vehicles and connected mobility systems. We believe these capabilities support our strategy to develop intelligent electric vehicles and related mobility technologies. Our product strategy is centered on two principal product categories—intelligent electric vehicles and embodied AI robotics. Separately, through AIXC, we pursue platform, digital-asset and related emerging-technology initiatives.
Our product roadmap builds on the FF 91 platform through the planned FF 92 upgrade program and includes the FX Super One and it reflects an increased focus on reallocating resources, manufacturing capacity, and engineering efforts toward our robotics commercialization initiatives. We expect our broader product portfolio to better align product strategy with anticipated demand, improve capital efficiency, and support the next phase of our commercialization efforts.
We have advanced our EAI robotics strategy from initial commercialization into a broader multi-form Physical AI platform. Our robotics strategy also focuses on four areas: the EAI Brain; EAI Devices; Industry Productivity Solutions and the Developer Platform; and the EAI Data Factory, During the six months ended June 30, 2026, we expanded robotics product sales and shipments, launched the FF EAI Brain and Open Developer Platform, introduced a six-series full-form robotics lineup, and advanced education and industrial application ecosystems. Our robotics strategy is intended to integrate devices, data, and the EAI Brain and Open Developer Platform while leveraging AI, sensor, software, and platform capabilities developed across our vehicle and robotics businesses.
AIXC’s common stock is listed on Nasdaq under the ticker symbol “AIXC.” Through AIXC which we consolidate as a variable interest entity under ASC 810, we are pursuing real-world asset (“RWA”) tokenization, digital asset, and EAI infrastructure initiatives, including blockchain-enabled infrastructure for traditional assets and AI-enabled physical systems.
Strategies
•Dual-Home Market Strategy: We have implemented a dual-home market strategy, integrating U.S.-based technological innovation and vehicle development with China’s supply chain and production capabilities.
•Third Pole Strategy: We have begun implementing a "third pole" strategy with an operational facility in the U.A.E., complementing our U.S. and China market approach. During the three months ended June 30, 2026, FX Super One sales activity and related assembly and delivery preparation in the U.A.E. were paused in response to regional conditions and adjustments to the FX Super One program.
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
2.AIXC Platform Strategy – Focused on developing programmable systems at the intersection of RWA tokenization and EAI, including infrastructure for the on-chain administration of traditional and real-world assets and the economic coordination of AI-enabled physical systems. AIXC is evaluating the partial tokenization of the FFAI securities portfolio held through its entrusted investment arrangement and is developing AIxC Hub, a platform intended to support the registration, validation, and economic coordination of AI-enabled physical hardware and robotic systems. During the three months ended June 30, 2026, AIXC launched RoboShare, a robot rental matching marketplace, and AIXC01, an autonomous asset infrastructure network. As of June 30, 2026, the proposed tokenization had not been completed, and AIXC had not entered into any definitive, binding commercial agreements with FFAI Robotics. These initiatives remain in the early stages of development.
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
•I.A.I Technology: Our advanced I.A.I technology offers high-performance computing, high-speed internet connectivity, OTA updating, an open ecosystem for third-party application integration, and an advanced autonomous driving-ready system. Our broader technology and ecosystem strategy also includes embodied AI robotics initiatives and, through AIXC, the development of RWA tokenization and EAI infrastructure.
•Intellectual Property: Since inception, we have developed a portfolio of intellectual property, and established a global team of automotive and technology experts. As of June 30, 2026, we had been granted approximately 656 patents globally.
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
•FX Super One: We are developing the FX Super One as the first “First Class AI‑MPV” under the FX brand, blending luxury and versatility in an AI‑powered multi‑purpose vehicle. The FX Super One is designed to serve visionaries and families, combining a spacious cabin with flexible four‑, six‑ or seven‑seat configurations and advanced AI features. It incorporates the Super EAI F.A.C.E. system—a customizable front LED display that can serve as an expressive “face” and extend the user’s presence—and is built on FF’s EAI 6×4 technology platform. The vehicle offers both pure battery‑electric and AI hybrid extended‑range powertrain options, intelligent all‑wheel drive, and an expansive interior with zero‑gravity seats, a multi‑source sensor suite for proactive safety, and an EAI operating system that supports voice, gesture and immersive multimedia interaction. The FX Super One is currently in development; pilot production and regulatory preparations are under way. During the three months ended June 30, 2026, we continued development, supplier coordination, and commercialization preparation activities for the FX Super One, including pre-order and go-to-market activities in the U.S. FX Super One sales activity and related assembly and delivery preparation in the U.A.E. were paused during the quarter in response to regional conditions and adjustments to the program..
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
Through AIXC, we are pursuing RWA tokenization, digital asset, and EAI infrastructure initiatives as part of our broader Physical AI ecosystem strategy. These initiatives remain in the early development stage.
AIXC Platform Initiatives
•Through AIXC, we are developing programmable systems at the intersection of RWA tokenization and EAI. These efforts include software infrastructure for the digitization and on-chain administration of traditional and real-world assets and infrastructure intended to support AI-enabled physical hardware and robotic systems.
•We are evaluating blockchain-enabled infrastructure for asset administration, ownership records, transaction settlement, and the coordination of AI-enabled physical systems. These initiatives remain in the early development stage and have not yet generated material revenues.
Embodied AI Robotics Initiatives
•We have expanded the development and commercialization of multi-form EAI robotics products and related education, industrial and developer-platform initiatives. During the three months ended June 30, 2026, we launched the six-series full-form FF EAI Robot World, the FF EAI Brain and Open Developer Platform, an EAI robotics education ecosystem and the FF Faber industrial mobile manipulator series. These initiatives remain in the early stages and are subject to product readiness, certification, supply availability, funding and customer adoption risks.
Manufacturing & Distribution
•FF Series Manufacturing: The FF 91 Series is currently being manufactured in FF aiFactory California.
•FX Series Manufacturing: Certain FX Series models are expected to be manufactured at the FF aiFactory California, and, contingent on adequate funding and local regulatory and operational preparations, FX Super One production is targeted at our Ras Al Khaimah facility in the United Arab Emirates. We had also been evaluating future FX Super One production at our Ras Al Khaimah facility in the U.A.E.; however, related assembly and delivery preparation activities were paused during the three months ended June 30, 2026. The location and timing of future production remain subject to funding, operational readiness, regulatory approvals and regional market conditions.
•Robotics Manufacturing: Certain final integration, software configuration, testing, inspection and delivery-preparation activities for our robotics products are currently performed at our El Segundo, California facility. The products and their principal components are currently sourced primarily from third-party suppliers, including suppliers located in China. We are evaluating plans to scale production, including potentially expanding robotics manufacturing and integration activities to our Hanford, California facility and/or other manufacturing locations, subject to funding, operational readiness and market demand.
•Global Availability: We intend to pursue sales of our vehicles and robotics products in the U.S. and selected international markets, including the Middle East, subject to funding, product readiness, regulatory approvals and regional market conditions. During the three months ended June 30, 2026, FX Super One sales activity and related assembly and delivery preparation in the U.A.E. were paused. The FF China team continues to support global supply-chain management and strategic partnerships that may support future manufacturing and distribution activities..
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
•In April 2026, GlobeX AI Hong Kong Holding Limited, a special purpose entity controlled by the Company, entered into a supplemental agreement with its previously announced bridge strategy partner to suspend the development, testing and engineering services under the previously executed Super One engineering services agreement. Separately, GlobeX AI entered into a non-binding letter of intent with the bridge strategy partner to explore the development of a Super One 800V EV product based on the partner's M82 model for the U.S. market. The scope, responsibilities, costs and other terms of the proposed 800V project remain subject to negotiation and execution of definitive agreements.
Robotics - Strategic Operations, Product Development, and Regulatory Matters
•In February 2026, the Company announced the establishment of FF AI-Robotics Inc. and the launch of its first three robotics product lines: FF Futurist, FF Master, and FX Aegis. The release stated that sales and pre-order collection had begun, the first deliveries were planned for the end of February, the Mobile Manipulator Robot Series was planned for the second quarter, and the Company had received more than 1,200 non-binding and non-refundable B2B deposits.
•In February 2026, the Company delivered its first batch of robots to Golden Hills, a premium Airbnb property operator in Florida and Nevada, pursuant to a sales agreement.
•In June 2026, the Company launched the first half of its full-form EAI Robot World across six product series and its Three-in-One EAI robotics education ecosystem strategy. The Company also introduced the All-New Futurist humanoid robot and the FX Navi quadruped robot, priced at $1,990, opened sales and delivery for FX Navi, and launched the initial tools for its open-source developer platform.
•Later in June 2026, the Company launched the second half of its full-form EAI Robot World at Automate in Chicago, including the All-New Futurist and the FF Faber industrial-grade mobile manipulator series, and previewed its industrial ecosystem. The Company announced a list price of $89,900 for a specified All-New Futurist configuration that included a premium Skills package. The Company also reported more than 100 robot sales and shipments during June, achievement of its first-half robotics shipment target and an increase in its 2026 robotics sales and shipment target.
•In July, 2026, the Federal Communications Commission (“FCC”) added foreign-produced advanced robotic devices to its Covered List. As a result, new foreign-produced advanced robotic devices generally are prohibited from obtaining the FCC equipment authorization required for importation, marketing and sale in the United States unless the applicable device or class of devices receives a Conditional Approval from the U.S. Department of War. The FCC action does not revoke existing equipment authorizations, and models authorized before July 28, 2026 may continue to be imported, marketed and sold.
The Company had been monitoring this potential regulatory development and is assessing its applicability to the Company’s existing and planned robotics products, including the authorization status of individual models and configurations and potential compliance alternatives for future products. As part of this assessment, the Company is also exploring potential U.S.-based manufacturing and assembly alternatives for its robotics business. Because the FCC action does not revoke existing authorizations, the Company does not currently expect a material near-term impact on models confirmed to be covered by authorizations issued before July 28, 2026. However, the action could delay or increase the cost of introducing new or modified robotics products in the United States and could require additional regulatory approvals or changes to the Company’s sourcing, manufacturing or product plans. The Company is continuing to evaluate the potential operational and financial effects and cannot currently estimate the ultimate impact.
The following summarizes certain significant financing activities from January 1, 2026 through the filing date. Additional details regarding the Company’s debt and financing arrangements are included in Notes 8 and 9 to the Unaudited Condensed Consolidated Financial Statements.
Capital Raising & Financing Strategy
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
•In April 2026, the Company entered into a $2.0 million unsecured loan agreement with Gold King Arthur Holding

Limited. The loan bore interest at 10% per annum, matured one year from the advancement date, and was designated for expenses associated with the Company’s robotics business, other business operations, including payroll, and related unforeseen expenses. The loan and accrued interest were subsequently satisfied through cancellation and extinguishment as part of the amended and restated securities purchase agreement with Gold King Arthur Holding Limited. The amended and restated securities purchase agreement superseded the February 2026 securities purchase agreement, increased the total investment amount to approximately $12.0 million and resulted in the issuance of Class A Common Stock and newly designated Series C Convertible Preferred Stock and included a fixed warrant arrangement tied to the Company’s future FX Super One delivery milestone.
•In April 2026, the Company entered into a notes purchase agreement with Streeterville Capital, LLC, pursuant to which the Company issued and sold a Promissory Note A-1 with an original principal amount of approximately $15.8 million and a Secured Promissory Note B with an original principal amount of $30.0 million (collectively, the “Secured Streeterville Notes”), for an aggregate purchase price of $45.0 million. The A-1 Note bears interest at 9.0% per annum, matures 24 months after the purchase price date, includes an original issue discount and transaction expense amount, and provides the lender with certain monthly redemption rights beginning in October 2026, subject to the terms of the note. The B Note bears interest at 3.5% per annum, matures 24 months after the purchase price date, is secured by a deposit account control agreement and related collateral arrangements, and may be exchanged into additional A Notes under specified conditions. The Company’s obligations under the notes are guaranteed by certain subsidiaries, and the B Note is further supported by a pledge of the Company’s membership interests in FFAI Holdings, LLC.
•In May 2026, the Company entered into a Securities Purchase Agreement with institutional investors (the “2026 May Convertible SPA”) and issued senior convertible notes with an aggregate original principal amount of $27.0 million (the “2026 May Convertible SPA Notes”) for a $25.0 million aggregate purchase price. The notes bear interest at 8% per annum, mature one year after issuance, are convertible into Class A Common Stock under the terms of the notes, and are secured by deposit account control agreements; the Company also entered into a placement agency agreement with Univest Securities, LLC.
•In July 2026, the Company amended and restated its July 14, 2025 securities purchase agreement to divide the remaining second closing into eight subsequent closings, eliminate the obligation to issue common warrants at those closings for all but one investor, and remove the obligation to register for resale the shares issuable upon conversion of the related notes and exercise of the related warrants. On July 8 and July 9, 2026, the Company entered into agreements terminating warrants to purchase an aggregate of 5,359,525 shares of Class A Common Stock, prior to giving effect to the 1-for-150 reverse stock split effected on July 24, 2026, that had been issued under its December 2024 and March 2025 securities purchase agreements.
•In August 2026, he Company announced several capital structure initiatives, including its intent, subject to applicable contractual obligations and law, to establish a minimum conversion floor price of $5.00 per share for its existing convertible notes, provide weekly disclosures regarding convertible note conversion activity, and explore equity financing alternatives and standalone financing for its robotics business. The Company also stated that it intends to continue its liability reduction efforts. These initiatives are subject to applicable contractual requirements, negotiations with counterparties and other conditions, and there can be no assurance that they will be implemented as proposed.
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
•In March 2026, the Company received a letter from the Division of Enforcement of the U.S. Securities and Exchange Commission stating that, based on the information available as of March 18, 2026, the staff did not intend to recommend an enforcement action against the Company. Similar letters were also received by Company Founder Yueting Jia and Jerry Wang in their individual capacities. The letters further stated that they “must in no way be construed as indicating that the party has been exonerated or that no action may ultimately result from the staff’s investigation.
•In March 2026, the Company received a notice from Nasdaq indicating that it was not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2), because the closing bid price of its Class A common stock remained below $1.00 per share for 30 consecutive trading days. The Company has until September 16, 2026 to regain compliance, and its Class A common stock will continue to trade on the Nasdaq Capital Market during the compliance period. On July 24, 2026, the Company effected a 1-for-150 reverse stock split to increase the per-share trading price of its Class A common stock and support its efforts to regain compliance with Nasdaq’s minimum bid price requirement. The reverse stock split reduced the number of issued and outstanding shares without changing the number of authorized shares. The reverse stock split does not ensure that the Company will regain or maintain compliance with Nasdaq’s continued listing standards.
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
•In May 2026, at the Company’s annual meeting, stockholders approved, among other matters, the issuance of Class A Common Stock in connection with certain notes, preferred stock and warrants, an increase in authorized shares of common and preferred stock, and a reverse stock split at a ratio of up to 1-for-150. On May 27, 2026, the Company filed a Certificate of Amendment increasing authorized common stock from 312,285,439 to 452,813,887 shares and authorized preferred stock from 24,087,265 to 34,926,534 shares, and filed a Certificate of Elimination for the Series A Preferred Stock following its automatic redemption after the annual meeting.
The following summarizes certain leadership, governance, and organizational developments during the period.
Corporate Governance
•In March 2026, the Company announced that it had relocated its headquarters to Silicon Beach in El Segundo, California, which the Company stated was intended to enhance its ability to attract senior talent and support its next phase of growth.
•In April 2026, Matthias Aydt resigned from the Board of Directors for personal reasons, effective immediately. Jie (Jay) Sheng also resigned from the Board, effective immediately, and Chui Tin Mok resigned from the Board following his previously disclosed notice of intent to resign, while continuing in his role as an executive officer and Head of FF Middle East. The Company also announced that FF Top nominated Xiao (Lucky) Jiang and Kevin Chen to the Board, and the Board appointed Jiawei (Jerry) Wang, Xiao (Lucky) Jiang and Kevin Chen as directors. Jerry Wang was appointed to the Finance and Investment Committee.
•In May 2026, the Board of Directors accepted the resignation of Matthias Aydt from his position as Global Co-Chief Executive Officer. With the resignation of Mr. Aydt, the Board of Directors acknowledged Mr. Yueting Jia as the sole Global Chief Executive Officer of the Company. The Company also appointed Jiawei (Jerry) Wang as Global Executive Chairman and Todd Harrington as General Counsel and Board Secretary.
•In May 2026, the Company’s stockholders elected Jiawei (Jerry) Wang, Xiao (Lucky) Jiang, Kevin Chen, Chad Chen and Lev Peker to serve as directors until the 2027 annual meeting and until their successors are duly elected and qualified, or until their earlier death, resignation or removal.
•In July 2026, the Company implemented staff reductions and temporary salary reductions as cash-conservation measures and offered affected employees an opportunity to receive equity-based compensation intended to offset a portion of the reduction in cash compensation.
Supply Chain Exposure and Tariff Risk

As of June 30, 2026, a significant portion of our direct materials was sourced from China, which may expose us to U.S. import tariffs, customs and trade restrictions, vendor concentration, supply disruptions, longer lead times and increased cross-border logistics costs. U.S. tariff and trade policies continue to evolve and could increase our landed costs, delay product deliveries, limit access to certain suppliers or technologies, or require changes to our sourcing, product design or assembly plans.
Our robotics business currently relies on third-party suppliers and technology partners for significant portions of the robotic hardware, components, embedded software and manufacturing support used in our products. This reliance may limit our control over product changes, component availability, regulatory compliance, quality, intellectual-property matters, cybersecurity, after-sales support and production timing.
We are evaluating alternative suppliers, U.S.-based integration and assembly capabilities, and increased localization of critical components. These initiatives remain under development and may require additional capital, time and operational resources. As production planning evolves, we may adjust our sourcing, pricing, inventory levels and procurement commitments in response to changes in global supply-chain conditions and trade policies..
Segment Information
We have three operating segments—AI Electric Vehicle (“AIEV”), Robotics. and AIXC —each of which meets the criteria for separate reporting under ASC 280. Our Global Chief Executive Officer (“CEO”) serves as our Chief Operating Decision Maker (“CODM”) and regularly evaluates our financial performance using consolidated and segment-level financial information, including consolidated loss from operations, cash flows, liquidity, and strategic initiatives. The AIXC segment is focused on developing programmable systems at the intersection of real-world asset (“RWA”) tokenization and Embodied Artificial Intelligence (“EAI”), including blockchain-enabled infrastructure for traditional assets and AI-enabled physical systems.
Management has identified Loss from operations, as presented in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, as the primary measure used by the CODM to evaluate the performance of the business and allocate resources. Loss from operations is the measure of segment profit or loss that is most consistent with the measurement principles used in measuring the corresponding amounts in our unaudited condensed consolidated financial statements. This measure reflects our focus on managing operating performance, cash outflows, and liquidity, particularly given that the timing of cash inflows is influenced by external financing activities. We define “significant segment expense” as controllable operating costs that are regularly provided to and reviewed by management, which include the expenses presented in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as Cost of revenue, Research and development, Sales and marketing, and General and administrative. Refer to Note 17, Segment Information, for further detail on the components of loss from operations and the additional Robotics gross profit measure reviewed by the CODM.
Management closely tracks expenditures on these key expense categories through regular reviews of cash balances, near‑term cash flow projections, monthly management reports, and project management reports. The CODM, works in close collaboration with our business leaders to establish critical operational targets, set project timelines, and adjust spending plans. These leaders are responsible for implementing its strategic plans and revising targets and deadlines based on continuous internal communications and review meetings, thereby ensuring that any deviations from target spending or project timelines are promptly addressed.
During the three months ended June 30, 2026, the CODM began reviewing enhanced segment-level management reports. We are developing and implementing an enhanced segment reporting framework, including methodologies for allocating certain shared costs and resources among our segments. Because these allocation methodologies were not fully implemented during the periods presented, the enhanced reports supplement our existing management reporting process and do not change the segment measures or allocation practices disclosed herein.
While loss from operations is the primary measure used to evaluate our overall performance and allocate resources across segments, we also evaluate the Robotics segment using gross profit as an additional performance measure, as this segment is in the early stages of commercialization and focuses on product-level profitability. Gross profit is defined as revenue less cost of revenues. At this time, General and administrative, Research and development, and Sales and marketing expenses are not allocated to the Robotics segment. These costs continue to be managed on a consolidated basis and are primarily reflected within the AIEV segment. Gross profit is not used as the primary measure of segment profit or loss for AIEV or AIXC.

This oversight supports our strategic objectives to prioritize the commercialization of the FX Series vehicles and Robotics products, while continuing to support production, sales, and leasing activities for our FF 91 vehicles, the planned FF 92 upgrade program, and AIXC’s development of RWA tokenization and EAI infrastructure initiatives.
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
Revenue and Cost of Revenue
Automotive Sales Revenue
During the six months ended June 30, 2026 the Company began the rollout of its new FX Super One model in the U.A.E.
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

In certain circumstances, we provide customers with a residual value guarantee which may or may not be exercised in the future. The impact of such residual value guarantees was immaterial to our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026, and 2025.
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
Automotive Leasing Revenue
Revenue from Operating Leasing Program
We have outstanding leases under our vehicle operating leasing program in the U.S. Qualifying customers are permitted to lease a vehicle for up to 36 months. At the end of the lease term, customers are generally required to return the vehicles to us. We account for these leasing transactions as operating leases. We evaluate whether a lease contract should be combined with other agreements — such as co-creation arrangements when leasing contracts are negotiated together and are economically interdependent. We record leasing revenues as automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles as cost of automotive leasing revenue. As of June 30, 2026, deferred lease-related upfront payments which will be recognized on a straight-line basis over the contractual terms of the individual leases were immaterial. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.
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
Customer Deposits
Certain consumer customers may reserve a vehicle or Robotics product preorder certain services by making a customer deposit, which is fully refundable at any time. Deposit terms for business-to-business customers are governed by the applicable contracts and may differ. Refundable deposits, for reservations and services, received from customers prior to an executed vehicle purchase agreement are recorded as customer deposits within Accrued expenses and other current liabilities). Customer deposits were $4.1 million and $4.4 million as of June 30, 2026 and December 31, 2025, respectively. When purchase agreements are executed, the consideration for the vehicle and any accompanying products and services must be paid in advance prior to our transfer of the products or services. Such advance payments are considered non-refundable, and we defer revenue related to any products or services that are not yet transferred.
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
Cost of Automotive Sales Revenue
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, inventory reserve and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense.
Cost of Automotive Leasing Program
Cost of automotive leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with direct sales-type leases and warranty expense related to leased vehicles.
Robotics Cost of Revenue
Cost of Robotics revenue includes product costs, freight, import fees, and warranty costs. Warranty costs related to Robotics revenue were insignificant for the three and six months ended June 30, 2026. There were no Robotics sales or related warranty costs during the corresponding periods in 2025.
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
Operating Expenses
Research and Development
Research and development activities remain a significant part of our business. Our R&D efforts focus on the design and development of our electric vehicles and Robotics products and continue to prepare our prototype electric vehicles and Robotics products to exceed industry standards for compliance, innovation, and performance. R&D expenses consist of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our employees focused on R&D activities, other related costs, depreciation, R&D services provided by co-creators, and an allocation of overhead. While we have substantially completed R&D activities related to the FF 91, we expect R&D expenses to increase in the near future due to increased R&D activities related to the FF 92 and FX series vehicles.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for our employees focused on sales and marketing, costs associated with sales and marketing activities, marketing services provided by co-creators, and an allocation of overhead. Marketing activities are those related to introducing our brand, our electric vehicles, our electric vehicle prototypes, and our Robotics products to the market. We expect Sales and marketing expenses to continue to increase as we bring our electric vehicles (in particular, FX Super One and FF 92) and Robotics products to market and seek to generate additional sales.
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

Loss from Disposal of Property, Plant and Equipment
Loss (Gain) on disposal of property, plant, and equipment relates to the write-off or abandonment of assets no longer expected to provide future economic benefit, including construction in progress, vendor tooling, machinery and equipment. These disposals may result from changes in business plans, product design, production requirements, or cost reduction initiatives. Charges associated with disposals are recognized within operating expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Loss on Settlement of notes receivable
Loss on settlement of notes receivable recognized when notes receivable are settled for consideration that is less than their net carrying value, after giving effect to the related allowance for expected credit losses.
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

Other Income (Expense), net
Other income (expense), net consists of primarily of gains recognized from negotiated settlements and the resolution of aged accounts payable balances through the Company’s liability management initiatives, including its net equity improvement initiative. Other income (expense), net also includes foreign currency transaction gains and losses and other expenses, such as bank fees and late charges. Foreign currency transaction gains and losses result from the remeasurement of debt and the settlement of invoices denominated in currencies other than the functional currency. We expect other income (expense), net to fluctuate as we continue to transact internationally and pursue liability management initiatives.

Consolidated Results of Operations
Consolidated Statements of Operations

	Three Months Ended June 30,
(in thousands)	2026	2025
Revenue	$836	$54
Cost of revenue	11,538	26,912
Gross profit	(10,702)	(26,858)
Operating expenses
Research and development	4,143	5,004
Sales and marketing	2,060	1,873
General and administrative	14,305	14,097
Impairment of long-lived assets and deposits	—	—
Impairment of intangible assets, including goodwill	3,629	—
Loss (Gain) on disposal of property, plant, and equipment	(12)	276
Total operating expenses	24,125	21,250
Loss from operations	(34,827)	(48,108)
Change in fair value of notes payable, warrant liabilities, and derivative call options	1,261	(46,078)
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	85	(5,150)
Loss on settlement of notes payable	(7,845)	(22,458)
Loss on settlement of related party notes payable	—	(1,860)
Loss on settlement of notes receivable	(376)	—
Interest expense	(2,348)	(812)
Net loss on digital assets	(984)	—
Other income (expense), net	5,165	(210)
Loss before income taxes	(39,869)	(124,676)
Income tax (expense) benefit	906	—
Net loss	$(38,963)	$(124,676)

Consolidated Statements of Operations

	Six Months Ended June 30,
(in thousands)	2026	2025
Revenue	$1,348	$370
Cost of revenue	23,428	48,293
Gross profit	(22,080)	(47,923)
Operating expenses
Research and development	11,133	11,423
Sales and marketing	7,676	4,502
General and administrative	23,500	27,771
Loss on disposal of property, plant, and equipment	316	320
Impairment of long-lived assets and deposits	183	—
Impairment of intangible assets, including goodwill	5,701	—
Credit loss expense - short-term note receivable	143	—
Total operating expenses	48,652	44,016
Loss from operations	(70,732)	(91,939)
Change in fair value of notes payable, warrant liabilities, and derivative call options	4,032	5,380
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	1,524	(5,427)
Loss on settlement of notes payable	(16,276)	(38,378)
Loss on settlement of related party notes payable	—	(3,040)
Loss on settlement of notes receivable	(376)	—
Interest expense	(4,826)	(3,114)
Net loss on digital assets	(2,930)	—
Other income (expense), net	7,417	1,574
Loss before income taxes	(82,167)	(134,944)
Income tax (expense) benefit	887	(10)
Net loss	$(81,280)	$(134,954)
Consolidated - Revenue (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Revenue	$836	$54	$782	1448.1%
Revenue increased by $782 thousand for the three months ended June 30, 2026, compared to the same period in 2025. The increase was attributable to $853 thousand of Robotics segment revenue from product sales, partially offset by a $71 thousand decrease in AIEV revenue.
The Robotics business remained in the early stage of commercialization during the quarter. Revenue reflected initial customer and channel deliveries following the launch and expansion of the Company's six-series robot lineup and related education and ecosystem initiatives. The amount and timing of future revenue will depend on product availability, completion of procurement and integration activities, customer acceptance and delivery schedules, sales-channel development and available working capital.
Consolidated - Revenue (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Revenue	$1,348	$370	$978	264.3%

Revenue increased by $978 thousand for the six months ended June 30, 2026, compared to the same period in 2025. Robotics contributed $1.1 million of revenue with no comparable amount in the prior-year period, partially offset by a $0.2 million decrease in AIEV revenue.The six months ended June 30, 2026 represented the first six-month period in which the Company recognized revenue from sales of FX Super One vehicles and Robotics products.
AIEV revenue was $207 thousand for the six months ended June 30, 2026, consisting of $179 thousand of automotive sales and $28 thousand sales-type lease revenue, compared to $370 thousand for the same period in 2025, consisting of $265 thousand of sales-type lease revenue and $105 thousand of operating lease revenue.
The co-creation fees recorded as a reduction of revenue under ASC 606 were $220 thousand for the six months ended June 30, 2026, compared to $263 thousand for the same period in 2025.
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
Consolidated - Cost of Revenue (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Cost of revenue	$11,538	$26,912	$(15,374)	(57.1)%
Cost of revenue decreased by $15.4 million for the three months ended June 30, 2026, compared to the same period in 2025.The decrease was primarily lower depreciation expense following the $128.9 million impairment of certain property and equipment recognized during the third quarter of 2025, which reduced quarterly depreciation expense by approximately $11.8 million, and a $3.8 million decrease in inventory reserve expense compared with the second quarter of 2025, when the Company recognized a provision for inventory reserve of $3.8 million.
Consolidated - Cost of Revenue (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Cost of revenue	$23,428	$48,293	$(24,865)	(51.5)%
Cost of revenue decreased by $24.9 million for the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily lower depreciation expense following the $128.9 million impairment of certain property and equipment recognized during the third quarter of 2025, which reduced depreciation expense by approximately $20.8 million, and a $3.8 million decrease in inventory reserve expense compared with the six months ended June 30, 2025, when the Company recognized a provision for inventory reserve of $3.8 million.
Consolidated - Research and Development (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Research and development	$4,143	$5,004	$(861)	(17.2)%
R&D expense decreased by $0.9 million for the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily driven by a $1.0 million decrease in wages and related benefits including lower bonus expense.
During the second quarter of 2026, the Company continued to advance its technology development initiatives across intelligent vehicles and robotics applications. Based on its belief that an 800V architecture would offer greater product competitiveness and user value than the originally contemplated 400V model, the Company announced plans to upgrade the FX Super One to an 800V architecture or, alternatively, accelerate the AIHER hybrid project.
The Company also continued to expand its technology development initiatives into robotics applications by leveraging its intelligent mobility platform, artificial intelligence capabilities and software infrastructure to explore opportunities in advanced automation and AI-enabled systems. Robotics-related activities included product testing and integration, development of the EAI Brain, Data Factory and Open Developer Platform, device firmware and software development, and applications for education and industrial use. This initiative is intended to complement the Company’s broader intelligent vehicle strategy and support long-term technology diversification.
Consolidated - Research and Development (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Research and development	$11,133	$11,423	$(290)	(2.5)%
R&D expense decreased by $0.3 million for the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily driven by a $2.2 million reduction in wages and related benefits, including lower bonus expense, partially offset by a $1.8 million increase in operating consumables and equipment rental costs associated with prototype parts, vehicle purchases for testing, and services supporting the development of the FX vehicle and Robotics platforms.
During the six months ended June 30, 2026, the Company continued to advance its technology development initiatives across intelligent vehicles and Robotics applications. As part of its intelligent vehicle strategy, the Company announced plans either to upgrade the FX Super One from the originally contemplated 400-volt architecture to an 800-volt architecture, which it believes would improve product competitiveness and user value, or, alternatively, to accelerate the development of the AIHER hybrid project. The Company also expanded its technology development initiatives to include Robotics applications, leveraging its intelligent mobility platform and software capabilities to explore opportunities in advanced automation and AI-enabled systems. These initiatives are intended to complement the Company’s broader intelligent vehicle strategy and support long-term technology diversification.
As the Company transitions from an R&D-intensive phase toward commercial production, resources are being reallocated to manufacturing engineering, quality validation, and process optimization. Current R&D initiatives remain focused on vehicle performance, safety system enhancements, software refinement, and Robotics platform development and are being conducted in collaboration with key technology and supply-chain partners to support production readiness for the FX Series and Robotics products. During the period, the Company through GlobeX AI Hong Kong Holding Limited, eentered into a mass-production engineering services agreement with its bridge strategy partner to support development, testing and engineering activities for the FX Super One. In April 2026, the parties entered into a supplemental agreement to suspend further performance of the development, testing and engineering services under that agreement. Separately, GlobeX AI entered into a non-binding letter of intent with the bridge strategy partner to explore the development of a Super One 800V EV product, with the scope, responsibilities, costs and other terms of the proposed project subject to negotiation and execution of definitive agreements. Costs incurred under the engineering services agreement primarily relate to development and engineering activities.
Consolidated - Sales and Marketing (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Sales and marketing	$2,060	$1,873	$187	10.0%
Sales and marketing expense increased by $0.2 million for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by a $1.6 million rise in compensation costs, reflecting higher headcount in 2026 and a bonus accrual adjustment in 2025. These increases were partially offset by a $0.4 million decrease in rent and related expense, $0.5 million decrease in marketing expenses due to reduced Middle East vehicle-commercialization activity. and $0.4 million decrease in general expenses related sales and marketing activities including operation consumables.

Consolidated - Sales and Marketing (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Sales and marketing	$7,676	$4,502	$3,174	70.5%
Sales and marketing expense increased by $3.2 million for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by a $1.4 million increase in marketing expenses related to the launch and promotion of the FX Super One, including digital campaigns, content development, influencer engagement, and event activations. The increase was also driven by a $1.9 million increase in wages and related benefits, reflecting higher headcount in 2026 and a bonus accrual adjustment in 2025.
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
Consolidated - General and Administrative (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
General and administrative	$14,305	$14,097	$208	1.5%
General and administrative expense increased by $0.2 million for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by a $0.9 million increase of a bonus paid pursuant to a contractual agreement. This increase was partially offset by a $0.8 million reduction in professional service fees.
The Company continued to incur legal, accounting, consulting, compliance, governance, public-company reporting and financing costs while integrating AIXC and establishing the Robotics business. AIXC's current-quarter expense included personnel costs, management-service fees, legal and accounting fees, consulting costs, director-related costs and insurance. The partial AIEV offset reflected continued cost optimization and lower travel and entertainment costs, although liquidity constraints and the complexity of financing, legal and regulatory matters continued to affect the Company's administrative cost base.
Consolidated - General and Administrative (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
General and administrative	$23,500	$27,771	$(4,271)	(15.4)%
General and administrative expense decreased by $4.3 million for the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily driven by a $7.8 million, decrease in professional fees, reflecting reimbursements of legal expenses. These decreases were partially offset by $4.2 million increase due to higher payroll costs.

Notwithstanding the decrease in general and administrative expense, the Company continued to incur costs during the six months ended June 30, 2026 to support legal, compliance, governance, public company reporting, financing, capital markets, AIXC integration, U.A.E. expansion, and Robotics-related strategic initiatives. These activities included matters related to the conclusion of the SEC investigation, ongoing legal and advisory support, and corporate governance and compliance activities. Payroll costs also increased year-over-year as the Company maintained personnel and management resources to support these activities. The Company expects general and administrative expense to continue to reflect the level of legal, compliance, reporting, and strategic activity required to support its evolving business operations.
Consolidated - Loss (gain) from disposal of property, plant and equipment (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss (Gain) on disposal of property, plant, and equipment	$(12)	$276	$(288)	(104.3)%
The Company recognized a $12 thousand gain on disposal of property, plant, and equipment for the three months ended June 30, 2026, compared with a $276 thousand loss for the three months ended June 30, 2025. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.
Consolidated - Net Loss from disposal of property, plant and equipment (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss (Gain) on disposal of property, plant, and equipment	$316	$320	$(4)	(1.3)%
Loss (Gain) on disposal of property, plant, and equipment decreased by approximately $4 thousand for the six months ended June 30, 2026, compared to the same period in 2025. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.
Consolidated - Impairment of intangible assets, including goodwill (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Impairment of intangible assets, including goodwill	$3,629	$—	$3,629	NM*
NM = not meaningful
During the three months ended June 30, 2026, the Company recorded a $3.6 million impairment of intangible assets, which was primarily due to a $3.6 million impairment charge related to acquired in-process research and development (“IPR&D”) associated with AIXC’s legacy biotechnology business. The increase was due to the full impairment of the acquired IPR&D following the AIXC Board of Directors’ decision in May 2026 to permanently discontinue and wind down the legacy biotechnology operations, which caused management to conclude that the related IPR&D was no longer expected to provide future economic benefit. There was no comparable impairment in the prior-year periods because the Company did not consolidate AIXC during the three months ended June 30, 2025.

Consolidated - Impairment of Intangible assets, including Goodwill (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Impairment of intangible assets, including goodwill	$5,701	$—	$5,701	NM*
NM = not meaningful
During the six months ended June 30, 2026, the Company recorded a impairment charge of intangible assets, including goodwill of $5.7 million, which was primarily consist of $2.1 million impairment charge of goodwill and $3.6 million impairment charge of intangible assets. Impairment of goodwill was related to the AIXC reporting unit. In connection with the impairment assessment under ASC 350, management compared the estimated fair value of the AIXC reporting unit to its carrying value. The estimated fair value was supported primarily by a market-based valuation approach that considered AIXC’s market capitalization as of the measurement date, the trading volume and liquidity of AIXC’s common stock, an estimated control premium, and other relevant market indicators. Following the acquisition, AIXC experienced continued operating losses and volatility in its market valuation, which resulted in the reporting unit’s estimated fair value falling below its carrying amount. Accordingly, the Company recognized an impairment charge limited to the recorded goodwill balance.
During the six months ended June 30, 2026, the Company recorded a $3.6 million impairment charge of intangible assets related to acquired in-process research and development (“IPR&D”) associated with AIXC’s legacy biotechnology business, compared to no impairment charge during the same period in 2025. The increase was due to the full impairment of the acquired IPR&D following the AIXC Board of Directors’ decision in May 2026 to permanently discontinue and wind down the legacy biotechnology operations, which caused management to conclude that the related IPR&D was no longer expected to provide future economic benefit. There was no comparable impairment in the prior-year periods because the Company did not consolidate AIXC during the six months ended June 30, 2025.
Consolidated - Credit Loss Expense (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Credit loss expense - short-term note receivable	$143	$—	$143	NM*
NM = not meaningful
During the six months ended June 30, 2026, the Company recorded $0.1 million of credit loss expense primarily related to interest accrued on the Marizyme promissory note acquired in connection with the AIXC business combination. In the fourth quarter of 2025, AIXC wrote off substantially all of the outstanding principal balance of the note due to Marizyme’s bankruptcy status. The Company recorded an additional allowance for expected credit losses under ASC 326 for interest accrued during the current period because collectability of the accrued interest was not expected. There was no comparable consolidated credit loss expense related to the Marizyme note in the prior-year period, as AIXC was acquired by the Company in the third quarter of 2025.
Consolidated - Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$1,261	$(46,078)	$47,339	(102.7)%
The Company recognized a $1.3 million gain from changes in fair value of third-party notes payable, warrant liabilities and derivative call options for the three months ended June 30, 2026, compared with a $46.1 million loss for the three months ended June 30, 2025.
During the three months ended June 30, 2025 we recognized an aggregate day-one loss of $12.5 million related to the initial measurement of SPA Portfolio Notes, Warrants and Incremental Warrants. The 2025 loss was further impacted by a $31.8 million loss from subsequent fair value remeasurement. The re-measurement was primarily driven by an approximately 49% increase in the Company’s stock price during the period compared to preceding three month compared with the preceding three-month period.
During the three months ended June 30, 2026, although the Company’s stock price declined approximately 16%, the impact on fair value was substantially less pronounced. The decline in stock price moved certain instruments to at- or out-of-the-money positions, reducing their sensitivity to further changes in the underlying equity price. As a result, decreases in the fair value of warrant liabilities and derivative call options were more limited, and the fair value of notes payable increased modestly during the period. In addition, the new convertible or share-redeemable notes issued during the period did not include warrants or other bundled derivative instruments and were calibrated to transaction proceeds at inception, resulting in no significant day-one losses. These factors contributed to substantially lower fair value volatility compared with the prior-year period.

Consolidated - Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$4,032	$5,380	$(1,348)	(25.1)%
The gain from change in fair value of notes payable, warrant liabilities, and derivative call options decreased by $1.3 million period over period. The decrease was primarily due to larger fair value remeasurement gains recognized in the prior-year period, compared to more limited fair value gains in the current period due to reduced sensitivity of the instruments to equity price movements.
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
During the six months ended June 30, 2026, although the Company’s stock price also declined, the impact on fair value was substantially less pronounced. The decline in stock price moved certain instruments to at- or out-of-the-money positions, reducing their sensitivity to further changes in the underlying equity price. As a result, decreases in the fair value of warrant liabilities and derivative call options were more limited, and the fair value of notes payable increased modestly during the period. In addition, the new convertible or share-redeemable notes issued during the current-year period did not include warrants or other bundled derivative instruments and were calibrated to transaction proceeds at inception, resulting in no significant day-one fair value losses. These factors resulted in substantially lower fair value volatility during the current-year period compared with the prior-year period.
Consolidated - Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	$85	$(5,150)	$5,235	(101.7)%
The Company recognized a $0.1 million gain from Change in fair value of related party notes payable, warrant liabilities, and derivative call options for the three months ended June 30, 2026, compared with a $5.2 million loss for the three months ended June 30, 2025.
During the three months ended June 30, 2025 the Company issued $3.0 million of related party SPA Portfolio Notes. Upon issuance the Company recognized a day-one loss of $2.3 million, as the combined fair value of the SPA Portfolio Note, SPA Portfolio Note Warrant, and Incremental Warrant exceeded the cash proceeds received. These issuance-date losses were further increased by a $2.7 million loss from the remeasurement of related party notes payable, related party warrant liabilities, and related party Incremental Warrants as of June 30, 2025. The remeasurement loss was primarily driven by an approximately 49% increase in the Company’s stock price and the greater sensitivity of the related party instruments to stock price movements during the period.
During the three months ended June 30, 2026, the only related party instruments measured at fair value that remained outstanding were derivative call options,, as the related party notes payable accounted for under the fair value option and the related party warrants had been settled or extinguished in prior periods. These instruments did not experience significant fair value fluctuations, primarily due to reduced sensitivity to changes in the Company’s stock price. In contrast, during the prior-year period, the Company had outstanding related party convertible debt, liability-classified warrants, and derivative call options that were more sensitive to changes in the Company’s stock price.

Consolidated - Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	$1,524	$(5,427)	$6,951	(128.1)%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options increased by $7.0 million period over period, shifting from a loss of $5.4 million for the six months ended June 30, 2025, to a gain of $1.5 million for the same period in 2026.
During the six months ended June 30, 2025, the Company issued $4.6 million of related party SPA Portfolio Notes. Upon issuance the Company recognized a day-one loss of $3.4 million, as the combined fair value of the SPA Portfolio Note, SPA Portfolio Note Warrant, and Incremental Warrant exceeded the cash proceeds received. These issuance-date losses were further increased by $1.8 million loss from the remeasurement of related party notes payable, related party warrant liabilities, and related party Incremental Warrants as of June 30, 2025.
During the six months ended June 30, 2026, the only related party instruments measured at fair value that remained outstanding were derivative call options, as the related party notes payable accounted for under the fair value option and the related party warrants had been settled or extinguished in prior periods. The gain recognized during the period was driven by a decrease in the fair value of the derivative call options, primarily during the first quarter of 2026, as the decline in the Company’s stock price reduced the probability of economically favorable exercise. Fair value fluctuations were substantially more limited during the second quarter as the instruments became less sensitive to further stock price movements. In the absence of new issuances during the period, the full effect of favorable remeasurement was reflected in earnings.
Consolidated - Loss on Settlement of Notes Payable (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of notes payable	$(7,845)	$(22,458)	$14,613	(65.1)%
Loss on settlement of notes payable decreased by $14.6 million, for the three months ended June 30, 2026 compared to the same period in 2025. The favorable variance was primarily driven by a reduction in the average loss rate on conversions, partially and the decrease in the volume of principal converted.
During the three months ended June 30, 2025, we experienced higher per-dollar losses on extinguishment as the conversion features of our convertible instruments were more significantly in the money. As a result, shares issued at fair values significantly in excess of the carrying value of the debt extinguished. This resulted in average loss rate of 67% of principal converted.
In contrast, during the three months ended June 30, 2026, the Company’s convertible instruments were less sensitive to stock price movements as the conversion features were no longer significantly in the money. As a result, the average loss rate decreased to approximately 45% of principal converted. Total principal converted decreased to $17.6 million in 2026 from $34.4 million in 2025, the lower loss rate and lower conversion volume, resulting in an overall decrease in loss on extinguishment for the period. The lower loss rate and lower conversion volume resulted in an overall decrease in loss on extinguishment for the period.
Consolidated - Loss on Settlement of Notes Payable (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of notes payable	$(16,276)	$(38,378)	$22,102	(57.6)%
Loss on settlement of notes payable decreased by $22.1 million, for the six months ended June 30, 2026 compared to the same period in 2025. The favorable variance was primarily driven by a reduction in the average loss rate on conversions and the decrease in the volume of principal converted.
During the six months ended June 30, 2025 , we experienced higher per-dollar losses on extinguishment as our stock price traded materially above the conversion price floors across all convertible instruments. As a result, the notes were deeply in-the-money at the time of conversion, with shares issued at fair values significantly in excess of the carrying value of the debt extinguished. This resulted an average loss rate of 70% of principal converted..
In contrast, during the six months ended June 30, 2026, our stock price declined to levels at or near the contractual conversion price floors across the portfolio, which substantially reduced the in-the-money spread on conversions. As a result, the average loss rate decreased to approximately 35% of principal converted. Total principal converted decreased to $46.1 million in 2026 from $54.8 million 2025, the lower loss rate and lower conversion volume, resulting in an overall decrease in loss on extinguishment for the period. The lower loss rate and lower conversion volume resulted in an overall decrease in loss on extinguishment for the period.
Consolidated - Loss on Settlement of Related Party Notes Payable (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of related party notes payable	$—	$(1,860)	$1,860	(100.0)%
Loss on settlement of related party notes payable decreased by $1.9 million for the three months ended June 30, 2026, compared to the same period in 2025 driven by the absence of related-party note conversions in the current period. In the prior-year period we recognized a $1.9 million loss on extinguishment related to the conversion of related-party unsecured convertible notes held by Metaverse Horizon Limited (“MHL”), a related party. During the three months ended June 30, 2025 MHL, a related party, converted outstanding debt with a principal balance of $2.1 million into 13,452 shares of Class A Common Stock, resulting in an extinguishment loss. No similar transactions occurred during the three months ended June 30, 2026.
Consolidated - Loss on Settlement of Related Party Notes Payable (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of related party notes payable	$—	$(3,040)	$3,040	(100.0)%
Loss on settlement of related party notes payable decreased by $3.0 million for the six months ended June 30, 2026, compared to the same period in 2025 driven by the absence of related-party note conversions in the current period. In the prior-year period we recognized a $3.0 million loss on extinguishment related to the conversion of related-party unsecured convertible notes held MHL. During the six months ended June 30, 2025 MHL, a related party, converted outstanding debt with a principal balance of $3.6 million into 30,395 shares of Class A Common Stock, resulting in an extinguishment loss. No similar transactions occurred during the six months ended June 30, 2026.
Consolidated - Loss on Settlement of Notes Receivable (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of notes receivable	$(376)	$—	$(376)	NM *
NM = not meaningful
During the three months ended June 30, 2026, the Company recorded a loss on settlement of notes receivable of $0.4 million. The increase was attributable to the settlement of the Marizyme Notes during the second quarter of 2026, for which the Company received $0.1 million in cash and recognized a loss of $0.4 million on the remaining net carrying value.

Consolidated - Loss on Settlement of Notes Receivable (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of notes receivable	$(376)	$—	$(376)	NM *
NM = not meaningful
During the six months ended June 30, 2026, the Company recorded a loss on settlement of notes receivable of $0.4 million. The increase was attributable to the settlement of the Marizyme Notes during the second quarter of 2026, for which the Company received $0.1 million in cash and recognized a loss of $0.4 million on the remaining net carrying value.
Consolidated - Interest Expense (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Interest expense	$(2,348)	$(812)	$(1,536)	189.2%
Interest expense increased by approximately $1.5 million for the three months ended June 30, 2026, compared to the same period in 2025. This increase was primarily due to the prior-year period including approximately $1.4 million of credits to interest expense within our China entities that did not recur at a comparable level in the current-year period, as well as higher interest costs associated with our financial obligations related to the FF aiFactory California manufacturing facility in Hanford, California.. The interest expense on this financing obligation increases over time under the effective interest method, as the principal balance remains outstanding until maturity, with capitalized tenant improvement costs funded by a third party also increasing the carrying amount of the liability.
Consolidated - Interest Expense (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Interest expense	$(4,826)	$(3,114)	$(1,712)	55.0%
Interest expense increased by approximately $1.7 million for the six months ended June 30, 2026, compared to the same period in 2025. This increase was primarily due the prior-year period including interest costs allocated to construction in progress, which reduced interest expense recognized during that period, together with higher interest costs associated with our financial obligations related to the FF aiFactory California manufacturing facility in Hanford, California. The interest expense on this financing obligation increases over time under the effective interest method, as the principal balance remains outstanding until maturity, with capitalized tenant improvement costs funded by a third party also increasing the carrying amount of the liability.
Consolidated - Loss on Digital Assets, net (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Net loss on digital assets	$(984)	$—	$(984)	NM *
During the three months ended June 30, 2026, the Company recorded a net loss on digital assets of $1.0 million related to digital assets held by AIXC. The loss reflected realized losses from digital asset transactions and unrealized gains and losses from changes in the fair value of digital assets held as of June 30, 2026. There was no comparable consolidated net loss on digital assets in the prior-year period, as AIXC was acquired by the Company in the third quarter of 2025 and did not hold digital assets within the Company’s consolidated results during the three months ended June 30, 2025.

Consolidated - Loss on Digital Assets, net (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Net loss on digital assets	$(2,930)	$—	$(2,930)	NM *
* NM = not meaningful
During the six months ended June 30, 2026, the Company recorded a net loss on digital assets of $2.9 million related to digital assets held by AIXC. The loss reflected realized losses from digital asset transactions and unrealized gains and losses from changes in the fair value of digital assets held as of June 30, 2026. There was no comparable consolidated net loss on digital assets in the prior-year period, as AIXC was acquired by the Company in the third quarter of 2025 and did not hold digital assets within the Company’s consolidated results during the six months ended June 30, 2025.
Consolidated - Other Income, net (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Other income (expense), net	$5,165	$(210)	$5,375	(2559.5%)
Other income, net increased by $5.4 million for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to approximately $5.2 million of gains recognized from negotiated settlements and the resolution of aged accounts payable and other accrued liability balances through the Company’s liability management initiatives, including its net equity improvement initiative. The remaining increase primarily reflected a favorable year-over-year change in foreign currency transaction gains and losses.
Consolidated - Other Income, net (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Other income, net	$7,417	$1,574	$5,843	371.2%
Other income, net increased by $5.8 million for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to approximately $5.2 million of gains recognized from negotiated settlements and the resolution of aged accounts payable and other accrued liability balances through the Company’s liability management initiatives, including its net equity improvement initiative. The increase also included approximately $0.3 million of interest and investment income from AIXC, primarily related to interest income on the Marizyme note receivable and income earned on money market investments. The remaining increase primarily reflected a favorable year-over-year change in foreign currency transaction gains and losses.
AIEV Results of Operations
During the three and six months ended June 30, 2026, the Company continued to advance its EAI EV strategy, including the FF 91 series, the planned FF 92 upgrade program, and FX Super One development activities. In February 2026, GlobeX AI Hong Kong Holding Limited, a special purpose entity controlled by the Company, entered into agreements with its bridge strategy partner to support component procurement and engineering services for a battery-electric version of the Super One under development for the U.S. market. In April 2026, GlobeX entered into a supplemental agreement to the previously executed engineering services agreement, pursuant to which the Company plans to upgrade the FX Super One to an 800V architecture or accelerate the AIHER project, while pausing the original Super One 400V cooperation project. Separately, a letter of intent was executed in connection with the proposed development of an 800V EV project. The Company continues to evaluate and develop its U.S. FX product and engineering plans with its bridge strategy partner, while managing the timing and level of development activity based on available financing, expected product competitiveness, and capital efficiency.

AIEV - Statements of Operations

	Three Months Ended June 30,
(in thousands)	2026	2025
Consolidated Statements of Operations
Revenues
Revenue	$(17)	$54
Cost of revenue	10,894	26,912
Gross profit	(10,911)	(26,858)
Operating expenses
Research and development	4,137	5,004
Sales and marketing	1,974	1,873
General and administrative	11,437	14,097
Loss on disposal of property, plant, and equipment	(12)	276
Impairment of intangible assets, including goodwill	3,629	—
Total operating expenses	21,165	21,250
Loss from operations	(32,076)	(48,108)
Change in fair value of notes payable, warrant liabilities, and derivative call options	1,256	(46,078)
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	85	(5,150)
Loss on settlement of notes payable	(7,845)	(22,458)
Loss on settlement of related party notes payable	—	(1,860)
Interest expense	(2,348)	(812)
Other income (expense), net	5,038	(210)
Loss before income taxes	(35,890)	(124,676)
AIEV - Statements of Operations

	Six Months Ended June 30,
(in thousands)	2026	2025
Revenue	$207	$370
Cost of revenue	22,640	48,293
Gross profit	(22,433)	(47,923)
Operating expenses
Research and development	11,123	11,423
Sales and marketing	6,952	4,502
General and administrative	17,084	27,771
Loss on disposal of property, plant, and equipment	316	320
Impairment of intangible assets, including goodwill	5,701	—
Total operating expenses	41,176	44,016
Loss from operations	(63,609)	(91,939)
Change in fair value of notes payable, warrant liabilities, and derivative call options	3,947	5,380
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	1,524	(5,427)
Loss on settlement of notes payable	(16,276)	(38,378)
Loss on settlement of related party notes payable	—	(3,040)
Interest expense	(4,826)	(3,114)
Other income (expense), net	6,987	1,574
Loss before income taxes	$(72,253)	$(134,944)

AIEV - Revenue (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Revenue	$(17)	$54	$(71)	(131.5)%
Revenue decreased by $71 thousand for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to $17 thousand of revenue reversals related to vehicle sales returns in 2026, compared with $54 thousand of operating lease revenue recognized in 2025.
AIEV - Revenue (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Revenue	$207	$370	$(163)	(44.1)%
Revenue decreased by $163 thousand for the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily due to lower FF vehicle revenue, partially offset by the recognition of $179 thousand of automotive sales revenue from sales of FX Super One vehicles in the U.A.E. The six months ended June 30, 2026 represented the first six-month period in which the Company recognized revenue from sales of FX Super One vehicles.

Revenue from FF vehicles was $28 thousand for the six months ended June 30, 2026, consisting of sales-type lease revenue, compared to $370 thousand for the same period in 2025, consisting of $265 thousand of sales-type lease revenue and $105 thousand of operating lease revenue. The Company did not recognize FF automotive sales revenue during either period.
The co-creation fees recorded as a reduction of revenue under ASC 606 were $186 thousand for the six months ended June 30, 2026, compared to $263 thousand for the same period in 2025.
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
AIEV - Cost of Revenue (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Cost of revenue	$10,894	$26,912	$(16,018)	(59.5)%
Cost of revenue decreased by $16.0 million for the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily lower depreciation expense following the $128.9 million impairment of certain property and equipment recognized during the third quarter of 2025, which reduced quarterly depreciation expense by approximately $12.2 million, and a $3.8 million decrease in inventory reserve expense compared with the second quarter of 2025, when the Company recognized a provision for inventory reserve of $3.8 million.

AIEV - Cost of Revenue (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Cost of revenue	$22,640	$48,293	$(25,653)	(53.1)%
Cost of revenue decreased by $25.7 million for the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily lower depreciation expense following the $128.9 million impairment of certain property and equipment recognized during the third quarter of 2025, which reduced quarterly depreciation expense by approximately $21.6 million, and a $3.8 million decrease in inventory reserve expense compared with the six months ended June 30, 2025, when the Company recognized a provision for inventory reserve of $3.8 million.
AIEV - Research and Development (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Research and development	$4,137	$5,004	$(867)	(17.3)%
R&D expense decreased by $0.9 million for the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily driven by a $1.0 million decrease in wages and related benefits including lower bonus expense.
During the second quarter of 2026, the Company continued to advance its technology development initiatives across intelligent vehicles and robotics applications. Based on its belief that an 800V architecture would offer greater product competitiveness and user value than the originally contemplated 400V model, the Company announced plans to upgrade the FX Super One to an 800V architecture or, alternatively, accelerate the AIHER hybrid project.
The Company also continued to expand its technology development initiatives into robotics applications by leveraging its intelligent mobility platform, artificial intelligence capabilities and software infrastructure to explore opportunities in advanced automation and AI-enabled systems. Robotics-related activities included product testing and integration, development of the EAI Brain, Data Factory and Open Developer Platform, device firmware and software development, and applications for education and industrial use. This initiative is intended to complement the Company’s broader intelligent vehicle strategy and support long-term technology diversification.
AIEV - Research and Development (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Research and development	$11,123	$11,423	$(300)	(2.6)%
R&D expense decreased by $0.3 million for the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily driven by a $2.2 million reduction in wages and related benefits, including lower bonus expense, partially offset by a $1.8 million increase in operating consumables and equipment rental costs associated with prototype parts, vehicle purchases for testing, and services supporting the development of the FX vehicle and Robotics platforms.
During the six months ended June 30, 2026, the Company continued to advance its technology development initiatives across intelligent vehicles and Robotics applications. As part of its intelligent vehicle strategy, the Company announced plans either to upgrade the FX Super One from the originally contemplated 400-volt architecture to an 800-volt architecture, which it believes would improve product competitiveness and user value, or, alternatively, to accelerate the development of the AIHER hybrid project. The Company also expanded its technology development initiatives to include Robotics applications, leveraging its intelligent mobility platform and software capabilities to explore opportunities in advanced automation and AI-enabled systems. These initiatives are intended to complement the Company’s broader intelligent vehicle strategy and support long-term technology diversification.
As the Company transitions from an R&D-intensive phase toward commercial production, resources are being reallocated to manufacturing engineering, quality validation, and process optimization. Current R&D initiatives remain focused on vehicle performance, safety system enhancements, software refinement, and Robotics platform development and are being conducted in collaboration with key technology and supply-chain partners to support production readiness for the FX Series and

Robotics products. During the period, the Company, through GlobeX AI Hong Kong Holding Limited, entered into a mass-production engineering services agreement with its bridge strategy partner to support development, testing and engineering activities for the FX Super One. In April 2026, the parties entered into a supplemental agreement to suspend further performance of the development, testing and engineering services under that agreement. Separately, GlobeX AI entered into a non-binding letter of intent with the bridge strategy partner to explore the development of a Super One 800V EV product, with the scope, responsibilities, costs and other terms of the proposed project subject to negotiation and execution of definitive agreements. Costs incurred under the engineering services agreement primarily relate to development and engineering activities.
AIEV - Sales and Marketing (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Sales and marketing	$1,974	$1,873	$101	5.4%
Sales and marketing expense increased by $0.1 million for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by a $1.6 million rise in compensation costs, reflecting selective additions to sales and marketing personnel and other related payroll costs. These increases were partially offset by a $0.4 million decrease in rent and related expense and $0.6 million decrease in marketing expenses due to reduced Middle East vehicle-commercialization activity, and decrease in general expenses related sales and marketing activities including operation consumables.
AIEV - Sales and Marketing (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Sales and marketing	$6,952	$4,502	$2,450	54.4%
Sales and marketing expense increased by $2.5 million for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by a $0.6 million increase in marketing expenses related to the launch and promotion of the FX Super One, including digital campaigns, content development, influencer engagement, and event activations. The increase was also driven by a $1.9 million increase in wages and related benefits.
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
During six months ended June 30, 2026, the Company expanded its brand and technology outreach to include robotics-related initiatives, leveraging its intelligent mobility platform and AI capabilities. Marketing efforts associated with this initiative are intended to introduce the Company’s broader technology ecosystem and support long-term brand diversification beyond electric vehicles.

AIEV - General and Administrative (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
General and administrative	$11,437	$14,097	$(2,660)	(18.9)%
General and administrative expense decreased by $2.7 million for the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily driven by a $2.1 million decrease in professional service fees.
AIEV - General and Administrative (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
General and administrative	$17,084	$27,771	$(10,687)	(38.5)%
General and administrative expense decreased by $10.7 million for the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily driven by a $10.8 million decrease in professional fees.
During the six months ended June 30, 2026, the Company continued to incur general and administrative costs associated with legal, compliance, governance, public company reporting, and strategic initiatives. These activities included matters related to the conclusion of an SEC investigation, ongoing legal and advisory support, corporate governance and compliance activities, and support for financing, capital markets, AIXC integration, expansion into the U.A.E., and Robotics-related strategic initiatives. The decrease in general and administrative expense compared to the prior-year period primarily reflected lower legal and compliance-related professional services following the conclusion of the SEC investigation, including related insurance reimbursements, as well as lower depreciation and amortization expense. These decreases were partially offset by lower allocations of costs to cost of sales and higher wages, benefits and related expenses and rent and related expenses. The Company expects G&A costs to continue to reflect the level of legal, compliance, reporting, and strategic activity required to support its evolving business operations.
AIEV - Loss (gain) from disposal of property, plant and equipment (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss (Gain) on disposal of property, plant, and equipment	$(12)	$276	$(288)	(104.3)%
Loss (Gain) on disposal of property, plant, and equipment decreased by approximately $288 thousand for the three months ended June 30, 2026, compared to the same period in 2025. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.
AIEV - Loss from disposal of property, plant and equipment (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss (Gain) on disposal of property, plant, and equipment	$316	$320	$(4)	(1.3)%
Loss (Gain) on disposal of property, plant, and equipment increased by approximately $4 thousand for the six months ended June 30, 2026, compared to the same period in 2025. We dispose of equipment when the assets become obsolete, costly to maintain, or are replaced by more efficient technologies.

AIEV - Impairment of intangible assets, including goodwill (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Impairment of intangible assets, including goodwill	$3,629	$—	$3,629	NM
NM = not meaningful
During the three months ended June 30, 2026, the Company recorded a $3.6 million impairment of intangible assets related to acquired in-process research and development (“IPR&D”) associated with AIXC’s legacy biotechnology business. The increase was due to the full impairment of the acquired IPR&D following the AIXC Board of Directors’ decision in May 2026 to permanently discontinue and wind down the legacy biotechnology operations, which caused management to conclude that the related IPR&D was no longer expected to provide future economic benefit. There was no comparable impairment in the prior-year periods because the Company did not consolidate AIXC during the three months ended June 30, 2025.

AIEV - Impairment of intangible assets, including goodwill (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Impairment of intangible assets, including goodwill	$5,701	$—	$5,701	NM
NM = not meaningful
During the six months ended June 30, 2026, the Company recorded a impairment charge of intangible assets, including goodwill of $5.7 million, which consisted of $2.1 million impairment charge of goodwill and $3.6 million impairment charge of intangible assets. The Impairment of goodwill was related to goodwill recognized in connection with the AIXC acquisition and assigned to the Company’s AIXC reporting unit. In connection with the impairment assessment under ASC 350, management compared the estimated fair value of the AIXC reporting unit to its carrying value. The estimated fair value was supported primarily by a market-based valuation approach that considered relevant market indicators, including the Company’s market capitalization, trading volume, market liquidity, and other observable market data. Following the acquisition, the Company identified impairment indicators, including continued operating losses and volatility in market valuation, which resulted in the reporting unit’s estimated fair value falling below its carrying amount. Accordingly, the Company recognized an impairment charge limited to the recorded goodwill balance.
During the six months ended June 30, 2026, the Company recorded a $3.6 million impairment charge of intangible assets related to acquired in-process research and development (“IPR&D”) associated with AIXC’s legacy biotechnology business, compared to no impairment charge during the same period in 2025. The increase was due to the full impairment of the acquired IPR&D following the AIXC Board of Directors’ decision in May 2026 to permanently discontinue and wind down the legacy biotechnology operations, which caused management to conclude that the related IPR&D was no longer expected to provide future economic benefit. There was no comparable impairment in the prior-year periods because the Company did not consolidate AIXC during the six months ended June 30, 2025.
AIEV - Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$1,256	$(46,078)	$47,334	(102.7)%
The Company recognized a $1.3 million gain from changes in fair value of third-party notes payable, warrant liabilities and derivative call options for the three months ended June 30, 2026, compared with a $46.1 million loss for the three months ended June 30, 2025.
During the three months ended June 30, 2025 we recognized an aggregate day-one loss of $12.5 million related to the initial measurement of SPA Portfolio Notes, Warrants and Incremental Warrants. The 2025 loss was further impacted by a

$31.8 million loss from subsequent fair value remeasurement. The re-measurement was primarily driven by n approximately 49% increase in the Company’s stock price during the period compared to preceding three-month period.
During the three months ended June 30, 2026, although the Company’s stock price declined, the impact on fair value was substantially less pronounced. The decline in stock price moved certain instruments to at- or out-of-the-money positions, reducing their sensitivity to further changes in the underlying equity price. As a result, decreases in the fair value of warrant liabilities and derivative call options were more limited, and the fair value of notes payable increased modestly during the period. In addition, the new convertible or share-redeemable notes issued during the period did not include warrants or other bundled derivative instruments and were calibrated to transaction proceeds at inception, resulting in no significant day-one losses. These factors contributed to substantially lower fair value volatility compared with the prior-year period.
AIEV - Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$3,947	$5,380	$(1,433)	(26.6)%
The gain from change in fair value of notes payable, warrant liabilities, decreased by $1.4 million period over period. The decrease was primarily due to larger fair value remeasurement gains recognized in the prior-year period, compared to more limited fair value gains in the current period due to reduced sensitivity of the instruments to equity price movements.
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
During the six months ended June 30, 2026, although the Company’s stock price also declined, the impact on fair value was substantially less pronounced. The decline in stock price moved certain instruments to at- or out-of-the-money positions, reducing their sensitivity to further changes in the underlying equity price. As a result, decreases in the fair value of warrant liabilities and derivative call options were more limited, and the fair value of notes payable increased modestly during the period. In addition, the new convertible or share-redeemable notes issued during the current-year period did not include warrants or other bundled derivative instruments and were calibrated to transaction proceeds at inception, resulting in no significant day-one fair value losses. These factors resulted in substantially lower fair value volatility during the current-year period compared with the prior-year period.

AIEV - Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	$85	$(5,150)	$5,235	(101.7)%
The Company recognized a $0.1 million gain from Change in fair value of related party notes payable, warrant liabilities, and derivative call options for the three months ended June 30, 2026, compared with a $5.2 million loss for the three months ended June 30, 2025.
During the three months ended June 30, 2025 the Company issued $3.0 million of related party SPA Portfolio Notes. Upon issuance the Company recognized a day-one loss of $2.3 million, as the combined fair value of the SPA Portfolio Note, SPA Portfolio Note Warrant, and Incremental Warrant exceeded the cash proceeds received. These issuance-date losses were further increased by a $2.7 million loss from the remeasurement of related party notes payable, related party warrant liabilities, and related party Incremental Warrants as of June 30, 2025. The remeasurement loss was primarily driven by an approximately 49% increase in the Company’s stock price and the greater sensitivity of the related party instruments to stock price movements during the period.
During the three months ended June 30, 2026, the only related party instruments measured at fair value that remained outstanding were derivative call options, as the related party notes payable accounted for under the fair value option and the related party warrants had been settled or extinguished in prior periods. hese instruments did not experience significant fair value fluctuations, primarily due to reduced sensitivity to changes in the Company’s stock price. In contrast, during the prior-year period, the Company had outstanding related party convertible debt, liability-classified warrants, and derivative call options that were more sensitive to changes in the Company’s stock price.
AIEV - Change in Fair Value of Related Party Notes Payable and Related Party Warrant Liabilities (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options	$1,524	$(5,427)	$6,951	(128.1)%
Change in fair value of related party notes payable, warrant liabilities, and derivative call options increased by $7.0 million period over period, shifting from a loss of $5.4 million for the six months ended June 30, 2025, to a gain of $1.5 million for the same period in 2026.
During the six months ended June 30, 2025, the Company issued $4.6 million of related party SPA Portfolio Notes. Upon issuance the Company recognized a day-one loss of $3.4 million, as the combined fair value of the SPA Portfolio Note, SPA Portfolio Note Warrant, and Incremental Warrant exceeded the cash proceeds received. These issuance-date losses were further increased by $1.8 million loss from the remeasurement of related party notes payable, related party warrant liabilities, and related party Incremental Warrants as of June 30, 2025.
During the six months ended June 30, 2026, the only related party instruments measured at fair value that remained outstanding were derivative call options, as the related party notes payable accounted for under the fair value option and the related party warrants had been settled or extinguished in prior periods. The gain recognized during the period was driven by a decrease in the fair value of the derivative call options, primarily during the first quarter of 2026, as the decline in the Company’s stock price reduced the probability of economically favorable exercise. Fair value fluctuations were substantially more limited during the second quarter as the derivative call options became less sensitive to further stock price movements. In the absence of new issuances during the period, the full effect of favorable remeasurement was reflected in earnings. In the absence of new issuances during the period, the full effect of favorable remeasurement was reflected in earnings.

AIEV - Loss on Settlement of Notes Payable (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of notes payable	$(7,845)	$(22,458)	$14,613	(65.1)%
Loss on settlement of notes payable decreased by $14.6 million, for the three months ended June 30, 2026 compared to the same period in 2025. The favorable variance was primarily driven by a reduction in the average loss rate on conversions and the decrease in the volume of principal converted.
During the three months ended June 30, 2025, we experienced higher per-dollar losses on extinguishment as our the conversion features of our convertible instruments were more significantly in the money. As a result, the notes were deeply in-the-money at the time of conversion, with shares issued at fair values significantly in excess of the carrying value of the debt extinguished. This resulted in an average loss rate of 67% of principal converted.
In contrast, during the three months ended June 30, 2026, the Company’s convertible instruments were less sensitive to stock price movements as the conversion features were no longer significantly in the money. As a result, the average loss rate decreased to approximately 45% of principal converted. As a result, the average loss rate decreased to approximately 45% of principal converted. Total principal converted decreased to $17.6 million in 2026 from $34.4 million 2025, the lower loss rate and lower conversion volume, resulting in an overall decrease in loss on extinguishment for the period.
AIEV - Loss on Settlement of Notes Payable (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of notes payable	$(16,276)	$(38,378)	$22,102	(57.6)%
Loss on settlement of notes payable decreased by $22.1 million, for the six months ended June 30, 2026 compared to the same period in 2025. The favorable variance was primarily driven by a reduction in the average loss rate on conversions and the decrease in the volume of principal converted.
During the six months ended June 30, 2025 , we experienced higher per-dollar losses on extinguishment as our stock price traded materially above the conversion price floors across all convertible instruments. As a result, the notes were deeply in-the-money at the time of conversion, with shares issued at fair values significantly in excess of the carrying value of the debt extinguished. This resulted in an average loss rate of 70% of principal converted.
In contrast, during the six months ended June 30, 2026, our stock price declined to levels at or near the contractual conversion price floors across the portfolio, which substantially reduced the in-the-money spread on conversions. As a result, the average loss rate decreased to approximately 35% of principal converted. Total principal converted decreased to $46.1 million in 2026 from $54.8 million 2025, the lower loss rate and lower conversion volume, resulting in an overall decrease in loss on extinguishment for the period. The lower loss rate and lower conversion volume resulted in an overall decrease in loss on extinguishment for the period.
AIEV - Loss on Settlement of Related Party Notes Payable (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of related party notes payable	$—	$(1,860)	$1,860	(100.0)%
Loss on settlement of related party notes payable decreased by $1.9 million for the three months ended June 30, 2026, compared to the same period in 2025 driven by the absence of related-party note conversions in the current period. In the prior-year period we recognized a $1.9 million loss on extinguishment related to the conversion of related-party unsecured convertible notes held by Metaverse Horizon Limited (“MHL”), a related party. During the three months ended June 30, 2025 MHL converted outstanding debt with a principal balance of $2.1 million into 13,452 shares of Class A Common Stock, resulting in an extinguishment loss. No similar transactions occurred during the three months ended June 30, 2026.

AIEV - Loss on Settlement of Related Party Notes Payable (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of related party notes payable	$—	$(3,040)	$3,040	(100.0)%
Loss on settlement of related party notes payable decreased by $3.0 million for the six months ended June 30, 2026, compared to the same period in 2025 driven by the absence of related-party note conversions in the current period. In the prior-year period we recognized a $3.0 million loss on extinguishment related to the conversion of related-party unsecured convertible notes held by MHL. During the six months ended June 30, 2025 MHL, a related party, converted outstanding debt with a principal balance of $3.6 million into 30,395 shares of Class A Common Stock, resulting in an extinguishment loss. No similar transactions occurred during the six months ended June 30, 2026.
AIEV - Interest Expense (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Interest expense	$(2,348)	$(812)	$(1,536)	189.2%
Interest expense increased by approximately $1.5 million for the three months ended June 30, 2026, compared to the same period in 2025. This increase was primarily due to higher interest costs associated with our financial obligations related to the FF aiFactory California manufacturing facility in Hanford, California. The interest expense on this financing obligation increases over time under the effective interest method, as the principal balance remains outstanding until maturity, with capitalized tenant improvement costs funded by a third party also increasing the carrying amount of the liability.
AIEV - Interest Expense (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Interest expense	$(4,826)	$(3,114)	$(1,712)	55.0%
Interest expense increased by approximately $1.7 million for the six months ended June 30, 2026, compared to the same period in 2025. This increase was primarily due to higher interest costs associated with our financial obligations related to the FF aiFactory California manufacturing facility in Hanford, California. The interest expense on this financing obligation increases over time under the effective interest method, as the principal balance remains outstanding until maturity, with capitalized tenant improvement costs funded by a third party also increasing the carrying amount of the liability.
AIEV - Other Income, net (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Other income, net	$5,038	$(210)	$5,248	(2499.0%)
Other income, net increased by $5.2 million for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by gains recognized from negotiated settlements and the resolution of aged accounts payable and other accrued liability balances through the Company’s liability management initiatives, including its net equity improvement initiative. The increase was partially offset by an unfavorable change in foreign currency transaction gains and losses, primarily related to the remeasurement of Chinese yuan-denominated balances.
AIEV - Other Income, net (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Other income (loss), net	$6,987	$1,574	$5,413	343.9%

Other income, net increased by $5.4 million for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by gains recognized from negotiated settlements and the resolution of aged accounts payable and other accrued liability balances through the Company’s liability management initiatives, including its net equity improvement initiative. The increase also reflected a favorable year-over-year change in foreign currency transaction gains and losses, primarily related to the remeasurement of RMB-denominated monetary balances. Foreign currency effects associated with the Company’s operations in the United Arab Emirates were not significant because the U.A.E. dirham is pegged to the U.S. dollar.
Robotics Results of Operations
Robotics - Statements of Operations
During the three and six months ended June 30, 2026, the Company continued to advance the early commercialization of its embodied AI robotics business, including product delivery activity, customer and partner engagement, and product and ecosystem launch activities. To support these initiatives, the Company continued to establish operating infrastructure for supplier contracting, aftersales service, Hong Kong and China business activities, and robotics manufacturing. The Company also began preparing certain manufacturing capabilities and processes at its Hanford, California facility to support robotics activities, including pilot build readiness, manufacturing layout and process verification, materials planning, team training, and development of related manufacturing and quality management processes. The robotics business remains in the early stages of commercialization, and operating results may vary significantly from period to period based on the timing of product deliveries, partner activities, and the continued development of the Company’s manufacturing, supply chain, sales, and service capabilities.

	Three Months Ended June 30,
(in thousands)	2026	2025
Revenue	$853	$—
Cost of revenue	644	—
Gross profit	$209	$—

	Six Months Ended June 30,
(in thousands)	2026	2025
Revenue	$1,141	$—
Cost of revenue	788	—
Gross profit	$353	$—
Robotics - Revenue (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Revenue	$853	$—	$853	—%
Revenue increased by $853 thousand for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to the recognition $853 thousand of Robotics revenue from sales of Robotics products during the three months ended June 30, 2026.
The co-creation fees recorded as a reduction of revenue under ASC 606 were $22 thousand for the three months ended June 30, 2026, compared to none for the same period in 2025.
Robotics - Revenue (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Revenue	$1,141	$—	$1,141	—%

Revenue increased by $1,141 thousand for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to the recognition $1,141 thousand of Robotics revenue from sales of Robotics products during the six months ended June 30, 2026.
The co-creation fees recorded as a reduction of revenue under ASC 606 were $34 thousand for six months ended June 30, 2026, compared to none for the same period in 2025.
Looking ahead, the Company intends to continue advancing the commercialization of its robotics products and related ecosystem initiatives. Management expects robotics revenue to remain limited and uneven in the near term until production volumes, customer deliveries, customer acceptance, and funding availability support increased sales activity. As robotics products progress through planned ramp-up phases, robotics product sales may become a more meaningful contributor to consolidated revenue. The timing and extent of future revenue growth, if any, will depend on the Company’s ability to execute on product development, manufacturing readiness, supply chain, sales, service, and delivery milestones.
Robotics - Cost of Revenue (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Cost of revenue	$644	$—	$644	—%
Cost of revenue increased by $644 thousand for the three months ended June 30, 2026, compared to the same period in 2025. Cost of Robotics revenue includes product costs, freight, import fees and warranty costs.
Robotics - Cost of Revenue (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Cost of revenue	$788	$—	$788	—%
Cost of revenue increased by $788 thousand for the six months ended June 30, 2026, compared to the same period in 2025. Cost of Robotics revenue includes product costs, freight, import fees and warranty costs.
AIXC Results of Operations
AIXC - Statements of Operations

	Three Months Ended June 30,
(in thousands)	2026	2025
Operating expenses
Research and development	6	—
Sales and marketing	86	—
General and administrative	2,868	—
Total operating expenses	2,960	—
Loss from operations	(2,960)	—
Change in fair value of notes payable, warrant liabilities, and derivative call options	5	—
Loss on settlement of notes receivable	(376)	—
Net loss on digital assets	(984)	—
Other income (expense), net	127	—
Loss before income taxes	(4,188)	$—
AIXC - Statements of Operations

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating expenses
Research and development	$10	$—
Sales and marketing	724	—
General and administrative	6,416	—
Impairment of long-lived assets and deposits	183	—
Credit loss expense - short-term note receivable	143	—
Total operating expenses	7,476	—
Loss from operations	(7,476)	—
Change in fair value of notes payable, warrant liabilities, and derivative call options	85	—
Loss on settlement of notes receivable	(376)	—
Net loss on digital assets	(2,930)	—
Other income (expense), net	430	—
Loss before income taxes	$(10,267)	$—
AIXC - Sales and Marketing (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Sales and marketing	$86	$—	$85.937	NM *
NM = not meaningful
Sales and marketing expense increased by $0.1 million for the three months ended June 30, 2026, compared to the same period in 2025 The increase was due to the marketing expenses in sales and marketing activity at AIXC, which had no comparable consolidated amount in the prior-year period because AIXC was acquired in the third quarter of 2025. The impact on consolidated results was immaterial.

AIXC - Sales and Marketing (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Sales and marketing	$724	$—	$723.937	NM *
NM = not meaningful
Sales and marketing expense increased by $0.7 million for the six months ended June 30, 2026, compared to the same period in 2025. The increase was due to the marketing expenses in sales and marketing activity at AIXC, which had no comparable consolidated amount in the prior-year period because AIXC was acquired in the third quarter of 2025. The impact on consolidated results was immaterial.
AIXC - General and Administrative (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
General and administrative	$2,868	$—	$2,868.39	NM *

NM = not meaningful
General and administrative expense increased by $2.9 million for the three months ended June 30, 2026, compared to the same period in 2025. The increase reflects AIXC’s current-period operating activity following its acquisition, primarily driven by approximately $1.2 million of professional-service costs, including legal, accounting, consulting, investor relations, and director-related costs; approximately $0.1 million of master service fees charged by the Company’s AIEV reporting segment; approximately $1.0 million of personnel-related costs; and approximately $0.3 million of insurance expense. Because AIXC was acquired in the third quarter of 2025, there was no comparable consolidated amount in the prior-year period.
AIXC - General and Administrative (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
General and administrative	$6,416	$—	$6,416.39	NM *
NM = not meaningful
General and administrative expense increased by $6.4 million for the six months ended June 30, 2026, compared to the same period in 2025. The increase reflects AIXC’s current-period operating activity following its acquisition, primarily driven by approximately $3.1 million of professional-service costs, including legal, accounting, consulting, investor relations, and director-related costs; approximately $0.6 million of master service fees charged by the Company’s AIEV reporting segment; approximately $1.9 million of personnel-related costs; and approximately $0.5 million of insurance expense. Because AIXC was acquired in the third quarter of 2025, there was no comparable consolidated amount in the prior-year period.

AIXC - Credit Loss (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Credit loss expense - short-term note receivable	$143	$—	$143	NM*
NM = not meaningful
During the six months ended June 30, 2026, we recorded a $0.1 million of credit loss expense primarily related to interest accrued on the Marizyme promissory note acquired in connection with the AIXC business combination. In the fourth quarter of 2025, AIXC wrote off substantially all of the outstanding principal balance of the note due to Marizyme’s bankruptcy status. The Company recorded an additional allowance for expected credit losses under ASC 326 for interest accrued during the current period because collectability of the accrued interest was not expected. There was no comparable consolidated credit loss expense related to the Marizyme note in the prior-year period, as AIXC was acquired by the Company in the third quarter of 2025.
AIXC - Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$5	$—	$5	NM *
* NM = not meaningful
The change in fair value of financial instruments was $5 thousand for the three months ended June 30, 2026, reflecting the period-end remeasurement of AIXC’s single fair value–measured instrument following its acquisition. There were no comparable amounts in the prior year as AIXC was acquired by the Company in the third quarter of 2025.

AIXC - Change in Fair Value of Notes Payable, Warrant Liabilities, and Derivative Call Options (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Change in fair value of notes payable, warrant liabilities, and derivative call options	$85	$—	$85	NM *
* NM = not meaningful
The change in fair value of financial instruments was $85 thousand for the six months ended June 30, 2026, reflecting the period-end remeasurement of AIXC’s single fair value–measured instrument following its acquisition. There were no comparable amounts in the prior year as AIXC was acquired by the Company in the third quarter of 2025.
AIXC - Loss on Settlement of Notes Receivable (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of notes receivable	$(376)	$—	$(376)	NM *
NM = not meaningful
During the three months ended June 30, 2026, the Company recorded a loss on settlement of notes receivable of $0.4 million. The increase was attributable to the settlement of the Marizyme Notes during the second quarter of 2026, for which the Company received $0.1 million in cash and recognized a loss of $0.4 million on the remaining net carrying value.
AIXC - Loss on Settlement of Notes Receivable (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Loss on settlement of notes receivable	$(376)	$—	$(376)	NM *
NM = not meaningful
During the six months ended June 30, 2026, the Company recorded a loss on settlement of notes receivable of $0.4 million. The increase was attributable to the settlement of the Marizyme Notes during the second quarter of 2026, for which the Company received $0.1 million in cash and recognized a loss of $0.4 million on the remaining net carrying value.
AIXC - Net Loss on Digital Assets, net (3-Month Overview)

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Net loss on digital assets	$(984)	$—	$(984)	NM *
NM = not meaningful
Net loss on digital assets increased by $1.0 million for the three months ended June 30, 2026, compared to the same period in 2025. The loss reflected realized losses from digital asset transactions and unrealized gains and losses from changes in the fair value of digital assets held as of June 30, 2026. There was no comparable consolidated net loss on digital assets in the prior-year period, as AIXC was acquired by the Company in the third quarter of 2025 and did not hold digital assets within the Company’s consolidated results during the three months ended June 30, 2025.

AIXC - Net Loss on Digital Assets, net (6-Month Overview)

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Net loss on digital assets	$(2,930)	$—	$(2,930)	NM *
NM = not meaningful
Net loss on digital assets increased by $2.9 million for the six months ended June 30, 2026, compared to the same period in 2025. The loss reflected realized losses from digital asset transactions and unrealized gains and losses from changes in the fair value of digital assets held as of June 30, 2026. There was no comparable consolidated net loss on digital assets in the prior-year period, as AIXC was acquired by the Company in the third quarter of 2025 and did not hold digital assets within the Company’s consolidated results during the six months ended June 30, 2025.
AIXC - Other Income (loss), net

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Other income (expense), net	$127	$—	$127	NM *
NM = not meaningful
Other income, net increased by $0.1 million for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by interest and investment income from AIXC, including interest income on the Marizyme Notes and income earned on money market investments. Because AIXC was acquired in the third quarter of 2025, there was no comparable consolidated amount in the prior-year period.
AIXC - Other Income (loss), net

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Other income (expense), net	$430	$—	$430	NM *
NM = not meaningful
Other income, net increased by $0.4 million for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by interest and investment income from AIXC, including interest income on the Marizyme Notes and income earned on money market investments. Because AIXC was acquired in the third quarter of 2025, there was no comparable consolidated amount in the prior-year period.
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
We have devoted, and expect to continue to devote, substantial effort and capital resources to strategic planning, engineering, design, and development of our electric vehicle platform, development of vehicle models, completion of the FF aiFactory California manufacturing facility, and capital raising activities. As of June 30, 2026, we had an accumulated deficit of $4,779.9 million, unrestricted cash of $11.2 million, current restricted cash of $12.5 million, and a working capital deficit of $83.8 million. The restricted cash was generally unavailable to fund our ordinary operating activities. Excluding restricted cash from current assets, we had a working capital deficit of $96.3 million. This condition, together with the Company’s accumulated deficit and liquidity constraints, contributes to management’s determination that there is substantial doubt about the Company’s ability to continue as a going concern under ASC 205-40.
We project that we will require substantial additional funding to continue operations, advance development and future production planning related to our FF Series program, initiate production of our FX Series vehicles, and continue and expand our robotics production and commercialization activities. Management also considered our current five-year business plan, together with our June 30, 2026 liquidity position, expected operating cash requirements, known and reasonably knowable obligations, and financing assumptions relevant to the one-year assessment period. This information indicates continued liquidity pressure during the assessment period and dependence on timely execution of financing activities. If additional capital is not secured, we may not have sufficient resources to meet our obligations or continue operations, which could result in bankruptcy protection and asset liquidation, with equity holders receiving little to no recovery. Although we expect that the launch of the FX Series and the expansion of robotics commercialization activities may support future revenue generation and operational performance, these initiatives are subject to execution, market acceptance, and funding risks, and there can be no assurance that sufficient liquidity will be generated within the next twelve months.
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
During the three months ended June 30, 2026, we completed two additional financing transactions. On April 17, 2026, we issued the Secured Streeterville Notes for an aggregate purchase price of $45.0 million and an aggregate original principal amount of approximately $45.8 million. On May 15, 2026, we issued the 2026 May Convertible SPA Notes for aggregate funded proceeds of $25.0 million and an initial aggregate outstanding principal value of $27.0 million. Of the aggregate proceeds from these financings, $42.5 million was deposited into accounts subject to deposit account control agreements and was classified as restricted cash as of June 30, 2026. Although these financings provided additional capital, a substantial portion of the proceeds remained restricted, and the financings did not eliminate our need to obtain additional funding. See Note 8, Notes Payable, for additional information.
In June 2026, we filed a replacement registration statement on Form S-3, which, became effective on July 24, 2026 and is intended to replace our prior shelf registration statement and support future capital raising activities, including potential sales under the our ATM Program. Subsequent to June 30, 2026, we commenced sales under our ATM Program and sold 163,174 shares of Class A Common Stock for gross proceeds of approximately $1.0 million. Our ability to raise additional capital under our ATM Program remains subject to the continued effectiveness and availability for use of the applicable registration statement, continued compliance with applicable securities laws, Form S-3 eligibility requirements, Nasdaq listing requirements, authorized share availability, market conditions, trading volume, share price, and other applicable limitations. There can be no assurance regarding the amount of additional proceeds that may be raised under our ATM Program.
Subsequent to June 30, 2026, we implemented staff reductions and temporary salary reductions as additional cash-conservation measures. We announced and explained these measures to affected employees and offered employees subject to the temporary salary reductions an opportunity to receive equity-based compensation intended to offset a portion of the reduction in cash compensation. The amount, timing and issuance of any such equity awards are subject to the applicable terms of the program, required approvals, applicable securities laws and our trading policies. These measures are intended to reduce near-term operating cash requirements but may not generate sufficient savings to alleviate the substantial doubt regarding our ability to continue as a going concern.
We have issued various financing arrangements collectively referred to as the SPA Portfolio Notes, including, 2023 Unsecured SPA Notes, Junior Secured SPA Notes, 2024 Unsecured SPA Notes, 2025 March Unsecured SPA Notes, 2025 July Unsecured SPA Notes, 2026 May Convertible SPA Notes, and Secured Streeterville Notes. As of June 30, 2026, the SPA Portfolio Notes were in good standing.
As of June 30, 2026, SPA Commitments totaled $635.1 million, of which $591.8 million was funded, $43.3 million was unfunded, and $107.1 million in principal was outstanding. Optional Commitments totaled $139.5 million, of which

$106.0 million was funded, $33.5 million was unfunded, and $4.8 million in principal was outstanding. Remaining unfunded amounts are subject to closing conditions, including minimum share price and trading volume requirements.
We may be unable to satisfy the closing conditions under the SPA Commitments or obtain additional financing on acceptable terms or at all.
We have implemented capital raising initiatives, including our At-The-Market (“ATM”) offering program, subject to authorized share availability and compliance with securities laws and Nasdaq listing requirements. The replacement registration statement became effective on July 24, 2026, and subsequent to June 30, 2026, we commenced sales under our ATM Program. Our ability to make additional sales under our ATM Program remains subject to applicable securities laws, Nasdaq listing requirements, authorized share availability, market conditions, trading volume, share price, and other applicable limitations.
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
Equity Issuance Constraints and ATM Program
On September 26, 2023, we entered into a sales agreement under our ATM Program permitting aggregate gross sales proceeds of up to $90.0 million, subject to share availability and regulatory compliance. In June 2026, we filed a replacement registration statement on Form S-3 that includes a prospectus covering the potential offer and sale of up to $90.0 million of Class A Common Stock under the ATM Program. The replacement registration statement became effective on July 24, 2026.
Subsequent to June 30, 2026, we commenced sales under our ATM Program and sold 163,174 shares of Class A Common Stock for gross proceeds of approximately $1.0 million. Our ability to make additional sales under our ATM Program remains subject to continued compliance with applicable securities laws, Form S-3 and Rule 415 requirements, Nasdaq listing requirements, authorized share availability, market conditions, trading volume, share price, and other applicable limitations.
Under Nasdaq’s continued listing requirements, if the closing bid price of our Class A Common Stock is $0.10 or less for ten consecutive trading days, we may become subject to immediate delisting proceedings and trading in our securities could be suspended. During July 2026, the closing bid price of our Class A Common Stock traded at or below $0.10, creating a risk that our securities could become subject to suspension and delisting proceedings. On July 24, 2026, we effected a 1-for-150 reverse stock split, primarily to increase the per-share trading price of our Class A Common Stock, address the immediate risk associated with the low-price threshold and support our efforts to regain compliance with Nasdaq’s minimum bid price requirement. The reverse stock split reduced the number of issued and outstanding shares without reducing the number of authorized shares. The reverse stock split did not generate any cash proceeds and does not ensure that we will regain or maintain compliance with Nasdaq’s minimum bid price requirement or other continued listing standards.
Our ability to issue additional shares is constrained by authorized share limits and anti-dilution provisions in certain debt and equity instruments, which could increase share issuance requirements. Although the reverse stock split did not increase the total number of authorized shares, it reduced the number of issued and outstanding shares and thereby increased the number of authorized but unissued shares available for potential future issuance. Future equity issuances remain subject to contractual obligations, Nasdaq requirements, applicable securities laws, market conditions and the potential for substantial dilution.

Strategic Investment
On September 29, 2025, we completed our investment in AIXC. This transaction was executed as part of a broader strategy to pursue non-automotive initiatives. AIXC’s historical operations were immaterial to consolidated results for the three and six months ended June 30, 2026.
Risks Affecting Liquidity
We continue to explore financing alternatives; however, delays in securing funding commitments have constrained production activities. Capital raising efforts may be unsuccessful or delayed, and actual professional fees and financing-related costs may exceed management’s projections.
Our capital raising efforts remain subject to Nasdaq listing standards, authorized share limitations, and anti-dilution features in existing instruments. The July 24, 2026 reverse stock split does not eliminate the risks associated with our ability to regain and maintain compliance with Nasdaq’s continued listing standards or successfully access the capital markets.
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
Going Concern Determination
Despite management’s plans, the completion of the Secured Streeterville Notes and the 2026 May Convertible SPA Notes financings, the filing of the replacement registration statement on Form S-3, our commencement of sales under of the ATM Program, the July 24, 2026 reverse stock split, the implementation of staff and temporary salary reductions, and our continued pursuit of other financing alternatives, our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern within one year after the date these Unaudited Condensed Consolidated Financial Statements are issued, as contemplated by ASC 205-40.
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the Unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern.
Sources of Liquidity
As of June 30, 2026, our principal source of unrestricted liquidity was cash and cash equivalents of $11.2 million, which was held for working capital and general corporate purposes. We also had restricted cash of $42.7 million, substantially all of which was held in accounts subject to deposit account control agreements and was not generally available to fund our ordinary operating activities except in accordance with the applicable financing agreements. We also may obtain additional capital including from potential sources, including, the SEPA and the SPA Commitments. Our ability to access these sources of capital and further information regarding the amounts potentially available is discussed in Note 2, Liquidity and Capital Resources and Going Concern, of the notes to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q.
Significant Related Party Notes Payable and Notes Payable Facilities
We have funded our operations through related-party and third-party notes payable, including the SPA Portfolio Notes, the Secured Streeterville Notes and the 2026 May Convertible SPA Notes. See Note 8, Notes Payable, and Note 9, Related Party Transactions, for additional information, including outstanding balances and contractual maturities.
Notes Payable
The table below summarizes the Company’s third-party notes payable as of June 30, 2026. The June 30, 2026 amounts include AIXC’s debt, which has been consolidated since September 29, 2025.

June 30, 2026
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Unpaid Principal Balance	Fair Value Measurement Adjustments	Original Issue Discount and Proceeds Allocated to Warrants	Net Carrying Value
2023 Unsecured SPA Notes	Various through April 2032	10%	-	15%	$4,500	$193	$(450)	$4,243
Junior Secured SPA Notes	Various through December 2030	10%	4,727	(124)	—	4,603
2024 Unsecured SPA Notes	July 2030	10%	33	5	—	38
2025 March Unsecured SPA Notes	Various through June 2031	10%	8,538	(2,462)	(2,703)	3,373
2025 July Unsecured SPA Notes	August 2030	10%	14,738	(57)	(3,026)	11,655
Unsecured Convertible Notes	Various dates in 2026	4.27%	6,500	(1,557)	—	4,943
Notes payable – China other	Due on Demand	—%	4,421	—	—	4,421
Secured Streeterville Notes	April 2028	3.5%- 9%	45,780	(1,934)	(750)	43,096
May 2026 Convertible Notes	May 2027	8%	27,000	(1,444)	(2,000)	23,556
$116,237	$(7,380)	$(8,929)	$99,928

Notes payable, current portion	$27,977
Notes payable, long-term portion	$71,951

Related Party Notes Payable
The table below summarizes the Company’s related party notes payable as of June 30, 2026 .

	June 30, 2026
(in thousands)	Contractual Maturity Date	Contractual Interest Rates	Net Carrying Value
Notes Payable — China	December 2028	—%	$3,685
Notes Payable on Demand — China	Due on Demand	—%	441
Other Notes	Due on Demand	12.0%	75
			$4,201

Related party notes payable, current			$1,696
Related party notes payable, long-term			$2,505
Cash Flow Analysis
The following discussion summarizes the principal drivers of cash flows and changes in cash and restricted cash for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(56,527)	$(43,608)
Investing activities	$202	$(5,007)
Financing activities	$76,374	$55,052
Effect of exchange rate changes on cash and restricted cash	$(1,118)	$(350)
Operating Activities
We continue to experience negative operating cash flows as we advance the design and development of our vehicles and expand our infrastructure in both the United States and China. Our operating cash flows are significantly affected by fluctuations in working capital components, including changes in personnel expenses, accounts payable, accrued interest, other current liabilities, deposits, and current assets. For the six months ended June 30, 2026, net cash used in operating activities was $56.5 million, compared to $43.6 million for the same period in 2025, reflecting an $12.9 million increase in cash outflows.
Net loss: Net loss decreased by $53.7 million for the six months ended June 30, 2026, compared to the same period in 2025, reflecting a favorable year-over-year change in operating results.
Non-cash adjustments: Non-cash adjustments decreased by $52.3 million for the six months ended June 30, 2026 compared to the same period in 2025. This decrease was primarily reflected of a $21.2 million reduction in Depreciation and amortization expense, a $22.1 million decrease in Loss on settlement of notes payable and a $7.0 million decrease in Change in fair value of related party notes payable, warrant liabilities, and derivative liabilities. These adjustments were partially offset by a $5.7 million increase in goodwill and intangible impairment and a $2.9 million increase in Loss on digital assets, net.
Changes in working capital: Changes in working capital were unfavorable by $14.3 million for the six months ended June 30, 2026 compared to the same period in 2025. For the six months ended June 30, 2026, changes in working capital included a $2.4 million reduction in Accounts payable, and an $11.1 million reduction in Accrued expenses and other current and non-current liabilities.
Investing Activities
Net cash provided in investing activities was $0.2 million for the six months ended June 30, 2026, compared to $5.0 million used for the same period in 2025, reflecting an increase of $5.2 million in cash provided by investing activities. The increase in cash was primarily attributable to a $2.1 million due to Sale of digital assets and decline of $3.3 million of Payments for property and equipment.
Financing Activities
Amid a challenging financing environment, we are actively seeking strategic opportunities to boost our cash reserves and support growth using a mix of convertible loans and non-convertible funding. For the six months ended June 30, 2026, financing activities provided a net cash inflow of $76.4 million, compared to a net cash inflow of $55.1 million for the same period in 2025—an increase of $21.3 million. This increase reflects higher financing proceeds in the current period compared to the prior-year period, as the Company continued to pursue financing in a challenging capital markets environment. In 2026, proceeds from notes payable were $80.3 million, increase by $31.7 million from $48.6 million in 2025.
Effect of Exchange Rate Changes on Cash and Restricted Cash
The effect of exchange rates changes on cash and restricted cash was $1.1 million and $0.4 million for the six months ended June 30, 2026 and 2025. The effects of exchange rate changes on cash and restricted cash result from fluctuations in the translation of assets and liabilities denominated in foreign currencies, primarily the Chinese Yuan. Fluctuations in exchange rates against the U.S. Dollar may positively or negatively affect our operating results.
Off-Balance Sheet Arrangements
We did not have any material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Thus, we did not have any off-balance sheet arrangements as of June 30, 2026 and December 31, 2025.
Critical Accounting Estimates
The preparation of our Unaudited Condensed Consolidated Financial Statements for the three months ended June 30, 2026, in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of expenses during the reporting period. Management bases these estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including its Global Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), the Company’s Global Chief Executive Officer Yueting Jia and CFO Koti Meka (Principal Executive Officer and Principal Financial and Accounting Officer, respectively) have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026 due to three material weaknesses in internal control over financial reporting related to (i) the identification, evaluation, and accounting for certain non-routine, unusual, or complex transactions, (ii) the design and maintenance of formal accounting policies, procedures, and financial reporting controls, and (iii) the identification, evaluation, accounting for, and disclosure of certain related-party arrangements and transactions, as described below.

Material Weaknesses in Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) under the Exchange Act.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis. As of June 30, 2026, the Company identified the following material weaknesses:
•Non-routine, unusual, or complex transactions: The Company did not design and maintain effective controls to identify, evaluate, and appropriately account for certain non-routine, unusual, or complex transactions, including the proper application of generally accepted accounting principles (“GAAP”) to such transactions.
•Accounting policies, procedures, and financial reporting: The Company did not design and maintain formal accounting policies, procedures, and controls necessary to ensure the completeness, accuracy, and timeliness of its financial accounting, reporting, and disclosures.
•Related-party transactions: The Company did not design and maintain effective controls to identify, evaluate, and appropriately account for and disclose certain arrangements and transactions with related parties.
Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting
The Company remains committed to addressing the material weaknesses in its internal control over financial reporting and strengthening its overall control environment. Management has initiated and continues to implement remediation efforts, including the following:
•Non-routine, unusual, or complex transactions: The Company is designing and implementing controls to enhance the identification, evaluation, and accounting for certain non-routine, unusual, or complex transactions, including the appropriate application of GAAP.
•Accounting policies, procedures, and financial reporting: The Company is formalizing and enhancing its accounting policies and procedures. These efforts include working with third-party consultants and technical accounting advisors to assist with the documentation and enhancement of accounting policies and procedures. In the interim, the Company has implemented compensating controls, including enhanced management review procedures and the preparation of formal accounting memoranda for significant and complex transactions.
•Related-party transactions: The Company has implemented and continues to enhance controls over related-party transactions, including regular management attestations, to strengthen the identification, evaluation, and disclosure of related-party arrangements and transactions.
The Company will continue to monitor the design and operating effectiveness of these controls and assess whether the remediation efforts are successfully implemented and sustained over an appropriate period of time. However, if remediation efforts are not successfully implemented and sustained, the effectiveness of the Company’s internal control over financial reporting could be adversely affected. The material weaknesses will not be considered remediated until management has completed its remediation efforts and concluded, through appropriate testing, that the applicable controls are designed and operating effectively for a sufficient period of time. Internal controls are inherently subject to limitations, including human error, management judgment, resource constraints, and the risk of fraud. Additionally, turnover in key personnel within accounting, finance, or legal functions could impact the Company’s ability to maintain effective internal controls and execute its remediation activities. If the Company is unable to maintain effective internal control over financial reporting, it may not be able to accurately record, process, or report financial information on a timely basis or prepare financial statements within the timeframes required by the SEC. Any such deficiencies could adversely affect the Company’s business, reputation, investor confidence, and the market price of its Class A Common Stock. In addition, failure to maintain effective internal controls could result in increased regulatory scrutiny, litigation exposure, potential delisting of the Company’s securities, and diversion of management’s attention and resources from normal business operations, which could materially and adversely affect the Company’s financial condition and results of operations.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation activities described above, there have been no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026.
Risks Related to Our Business and Industry
Our robotics business is subject to significant risks relating to market development, customer demand, supply planning and servicing, and the market for our robotics products and services may not develop as anticipated.
The robotics industry is at an early stage of development, and the commercial adoption of robotics technologies for workplace, consumer and household applications is still evolving. There is limited historical market data available to assess long-term demand, customer acceptance, pricing trends, technological standards and competitive dynamics. As a result, our estimates regarding market growth, customer demand and adoption rates may prove inaccurate.
Our success depends on attracting and retaining customers and maintaining demand for our robotics products and the related software, AI systems and services that we provide or may provide in the future. We offer consumers the ability to pre-order certain robotics products in the United States. We have experienced, and may in the future experience, cancellations, which may result in lower unit sales and increased inventory. We also have limited experience marketing, selling and advertising robotics products, and there can be no assurance that we will successfully develop these capabilities or achieve the anticipated benefits from our marketing and commercialization efforts.
Our growth also depends on the development of practical, cost-effective and compelling robotics applications that provide measurable value to businesses and consumers. Many existing and potential robotics use cases remain unproven, are still being tested or may not achieve widespread commercialization. Businesses may be reluctant to deploy robotic systems because of implementation costs, integration challenges, operational disruptions, cybersecurity risks, workplace safety, liability, regulatory compliance, workforce displacement or labor-relations concerns. Consumers may be hesitant to adopt robotics products because of concerns regarding cost, reliability, privacy, security, safety, ease of use or social acceptance. Negative publicity relating to robotics, artificial intelligence, automation, product failures, accidents or perceived adverse societal impacts could further reduce acceptance and slow adoption.
Our limited operating history in robotics also makes it difficult to forecast demand and determine the appropriate level of product and component inventory. If we overestimate demand, we or our suppliers may hold excess inventory and incur additional costs. If we underestimate demand, we or our suppliers may have insufficient inventory, which could interrupt production or delay shipments and revenue.
In addition, we have minimal experience servicing and repairing robotics products, which may require specialized skills, parts and technical support. Although we plan to internalize certain aspects of robotics product service over time, we may initially rely on third-party service providers. We may be unable to enter into acceptable arrangements with such providers, and potential providers may initially have limited experience servicing our products or may lack sufficient resources, personnel or inventory to satisfy customer requirements in a timely manner. Customer usage may also result in higher-than-expected maintenance, repair and support costs.
If customers do not perceive our robotics products and related services as providing sufficient value, quality, reliability, functionality, safety or cost competitiveness, or if we cannot accurately forecast demand or provide satisfactory service and support, we may be unable to retain reservations, attract customers, generate anticipated revenue or achieve profitability. Any of these developments could materially and adversely affect our business, prospects, financial condition, results of operations and cash flows.
Regulatory restrictions on foreign-produced advanced robotic devices could materially adversely affect our business, results of operations and growth prospects.

The risks described in our Form 10-K under the heading “Changes in U.S. and international trade policies, including export and import controls and laws, particularly with regard to China, may adversely impact our business and operating results” also apply to our robotics business. On July 28, 2026, the Federal Communications Commission (“FCC”) updated its Covered List to include certain foreign-produced “advanced robotic devices,” including mobile robots such as humanoid and quadruped robots, following determinations by U.S. national security agencies that such products may pose national security, supply-chain and cybersecurity risks. Under the FCC’s action, new device models that fall within the scope of the determination may be unable to obtain the FCC equipment authorizations necessary for importation, marketing or sale in the United States unless an applicable exemption, waiver or conditional approval is obtained. Existing FCC-authorized models generally are not affected by the new restrictions..
We currently import robotics products from China that have received FCC approvals and authorizations. Although our existing products may continue to be imported, marketed and sold to the extent permitted under applicable law and regulatory guidance, there can be no assurance that future product models, product enhancements, software-enabled upgrades, successor products or additional robotics platforms sourced from China or other foreign jurisdictions will remain eligible for FCC authorization or otherwise be permitted for importation or sale in the United States.
The FCC’s action, related executive-branch determinations and future regulatory developments could adversely affect our business by:
•limiting or preventing our ability to introduce new robotics products into the U.S. market;
•increasing regulatory compliance, testing, certification and legal costs;
•requiring us to redesign products, alter technical architectures, implement additional cybersecurity controls or seek governmental approvals;
•disrupting relationships with existing suppliers and manufacturers;
•requiring us to identify, qualify and transition to alternative suppliers or manufacturing locations, which may not be available on commercially reasonable terms or at all;
•increasing product costs and reducing margins;
•delaying product launches and customer deployments;
•reducing demand because of customer concerns regarding regulatory uncertainty; or
•subjecting us to additional governmental reviews, investigations or restrictions.
The FCC’s action reflects heightened governmental scrutiny of products manufactured in China and other foreign jurisdictions that incorporate advanced sensing, communications, artificial intelligence and remote-connectivity capabilities. Additional legislation, executive actions, regulations, trade restrictions, import controls, tariffs, sanctions or agency determinations could further restrict or prohibit the importation, authorization, sale, servicing or use of our products or components, including products that are currently authorized. Any such developments could materially disrupt our operations, supply chain and growth strategy.
If we are unable to obtain required regulatory approvals for future products, diversify our supply chain, transition manufacturing to alternative jurisdictions, obtain available exemptions or conditional approvals, or otherwise mitigate the effects of these regulatory developments, our business, financial condition, results of operations and prospects could be materially and adversely affected.
Item 2. Unregistered Sales Of Equity Securities, Use Of Proceeds And Issuer Purchases Of Equity Securities
Unregistered Equity Issuance – SPA Portfolio Conversions
During the six months ended June 30, 2026, the Company issued convertible promissory notes, related warrants and incremental warrants pursuant to various Securities Purchase Agreements. These instruments form the Company’s SPA Portfolio Notes financing program. As of June 30, 2026 the Company had received $4.7 million in proceeds in advance of the fourth closing of the 2025 March Unsecured SPA Notes, which have not closed as of the issuance date of this report. The corresponding notes are reported as outstanding as of period end.
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
Unregistered Equity Issuance – COSTAMP S.R.L Settlement
In December 2025, the Company entered into a Settlement and Release Agreement with COSTAMP S.r.l. (“COSTAMP”) to resolve the lawsuit captioned CoStamp Group S.r.l. v. Faraday Future Intelligent Electric, Inc., Case No. 25-CV-4531, pending in the U.S. District Court for the Central District of California. Under the settlement, the Company agreed to settle the matter for total consideration of $1.6 million, consisting of $0.5 million of cash payments and $1.1 million of shares of Class A Common Stock. Pursuant to a Share Issuance Agreement entered into in connection with the settlement, the shares were issued on January 13, 2026 and were not registered as of March 31, 2026 under the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. No general solicitation or advertising was used in connection with the issuance. The number of shares issued was based on the Nasdaq closing price of the Company’s Class A Common Stock on the trading day immediately prior to the issuance date.
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
Unregistered Equity and Equity-Linked Securities Expected to Be Issued Subsequent to June 30, 2026
(a) Recent Sales of Unregistered Securities.
During the quarter, the Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") (and, with respect to the Secured Streeterville Notes, Rule 506 of Regulation D thereunder), for private placements to accredited investors not involving any public offering, and on Section 3(a)(9) of the Securities Act for shares of Class A Common Stock issued upon conversion of the Company's outstanding convertible notes, where such shares were exchanged with existing security holders and no commission or other remuneration was paid for soliciting the exchange.
The following unregistered issuances during the three months ended June 30, 2026 were previously reported on Current Reports on Form 8-K and are incorporated herein by reference: (i) the issuance of one share of Series A Preferred Stock on April 15, 2026; (ii) the securities issued under the Amended and Restated Securities Purchase Agreement with Gold King Arthur Holding Limited entered into on April 15, 2026; (iii) the Secured Streeterville Notes issued on April 17, 2026; and (iv) the convertible notes issued on May 15, 2026 in an aggregate principal amount of $25.0 million.
In addition, during the three months ended June 30, 2026, the Company issued (i) an aggregate of 419,464 shares of Class A Common Stock upon the conversion of outstanding convertible notes, in reliance on Section 3(a)(9) of the Securities Act, and (ii) 3,678 shares of Class A Common Stock to a certain vendor in settlement of outstanding obligations, in reliance on Section 4(a)(2) of the Securities Act. The shares of Class A Common Stock described above are "restricted securities" as defined in Rule 144 under the Securities Act. Share amounts presented above have been retroactively adjusted to reflect the 1-for-150 reverse stock split effected on July 24, 2026.
(b) Use of Proceeds. Not applicable.
(c) Issuer Purchases of Equity Securities. None during the quarter
Item 3. Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
None.

Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit No.	Description of Exhibits	Incorporation by Reference
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on February 20, 2026
3.2	Certificate of Elimination of Series A Preferred Stock	Exhibit 3.2 to the Current Report on Form 8-K filed on February 20, 2026
3.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.	Exhibit 3.1 to the Current Report on Form 8-K filed on April 16, 2026
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, dated April 15, 2026.	Exhibit 3.1 to the Current Report on Form 8-K filed on April 17, 2026
3.5	Tenth Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on May 29, 2026
3.6	Certificate of Elimination of Series A Preferred Stock of Faraday Future Intelligent Electric Inc.	Exhibit 3.2 to the Current Report on Form 8-K filed on May 29, 2026
3.7	Twelfth Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Faraday Future Intelligent Electric Inc.	Exhibit 3.1 to the Current Report on Form 8-K filed on July 24, 2026
4.1	Form of Warrant.	Exhibit 4.1 to the Current Report on Form 8-K filed on April 16, 2026
4.2	Form of A Note.	Exhibit 4.1 to the Current Report on Form 8-K filed on April 20, 2026
4.3	Form of B Note.	Exhibit 4.2 to the Current Report on Form 8-K filed on April 20, 2026
4.4	Form of Note.	Exhibit 4.1 to the Current Report on Form 8-K filed on May 18, 2026
4.5	Form of Amended and Restated Note.	Exhibit 4.1 to the Current Report on Form 8-K filed on July 10, 2026
4.6	Form of Amended and Restated Warrant.	Exhibit 4.2 to the Current Report on Form 8-K filed on July 10, 2026
10.1 @	Engineering Service Agreement, dated February 4, 2026, by and between Hebei Huanzhou Automobile Sales Co., Ltd. and GlobeX AI Hong Kong Holding Limited.	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 14, 2026.
10.2 @	Engineering Service Supplemental Agreement, dated April 30, 2026, by and between Hebei Huanzhou Automobile Sales Co., Ltd. and GlobeX AI Hong Kong Holding Limited.	Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 14, 2026.
10.3	Amended and Restated Securities Purchase Agreement, dated April 14, 2026, by and between Faraday Future Intelligent Electric Inc. and the Investor.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 16, 2026
10.4	Loan Agreement, dated April 10, 2026, by and between Faraday Future Intelligent Electric Inc. and the Investor.	Exhibit 10.2 to the Current Report on Form 8-K filed on April 16, 2026
10.5	Purchase Agreement, dated April 15, 2026, by and between Faraday Future Intelligent Electric Inc. and Matthias Aydt.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2026
10.6	Note Purchase Agreement, dated April 17, 2026, by and between Faraday Future Intelligent Electric Inc. and the Investor.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 20, 2026
10.7	Deposit Account Control Agreement, dated April 17, 2026, by and among FFAI Holdings, LLC, the Investor, and Lakeside Bank.	Exhibit 10.2 to the Current Report on Form 8-K filed on April 20, 2026
10.8	Pledge Agreement, dated April 17, 2026, by and between Faraday Future Intelligent Electric Inc. and the Investor.	Exhibit 10.3 to the Current Report on Form 8-K filed on April 20, 2026
10.9	Guaranty Agreement, dated April 17, 2026, by and among certain subsidiaries of Faraday Future Intelligent Electric Inc. and the Investor.	Exhibit 10.4 to the Current Report on Form 8-K filed on April 20, 2026
10.10	Form of Placement Agency Agreement by and between Faraday Future Intelligent Electric Inc. and the Placement Agent.	Exhibit 10.5 to the Current Report on Form 8-K filed on April 20, 2026

10.11	Securities Purchase Agreement, dated May 15, 2026, by and Among Faraday Future Intelligent Electric Inc. and the parties thereto.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2026
10.12	Form of Deposit Account Control Agreement, Dated May 15, 2026, by and Among Faraday Future Intelligent Electric Inc. and the parties thereto.	Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2026
10.13	Placement Agency Agreement, Dated May 15, 2026, by and Between Faraday Future Intelligent Electric Inc. and Univest Securities, LLC.	Exhibit 10.3 to the Current Report on Form 8-K filed on May 18, 2026
10.14	Amended and Restated Securities Purchase Agreement, dated July 9, 2026, by and between Faraday Future Intelligent Electric Inc. and the investors party thereto.	Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2026
10.15	Form of Warrant Termination Agreement.	Exhibit 10.2 to the Current Report on Form 8-K filed on July 10, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
***	Furnished herewith.
@	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the omitted information is not material and is the type of information that the registrant treats as private or confidential.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Faraday Future Intelligent Electric Inc.

Date:	August 13, 2026	By:	/s/ Yueting Jia
Yueting Jia
Global Chief Executive Officer
Principal Executive Officer

Date:	August 13, 2026	By:	/s/ Koti Meka
Koti Meka

Chief Financial Officer
Principal Financial and Accounting Officer